Form 10-K405
COMVERSE TECHNOLOGY INC/NY/
filed 1995-03-31
CIK 803014

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  for the Fiscal Year ended December 31, 1994

                        Commission File Number 0-15502

                           COMVERSE TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)


            NEW YORK                                     13-3238402
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

                           170 CROSSWAYS PARK DRIVE
                              WOODBURY, NY  11797
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: 516-677-7200

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
      Title of each class                           on which registered
      -------------------                          ---------------------

         Not applicable                               Not applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $.10 PAR VALUE PER SHARE
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes: [X]                  No: [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 21, 1995 was approximately $240,000,000. The closing price of the registrant's Common Stock on the NASDAQ National Market System on March 21, 1995 was $12-13/16 per share.

There were 19,923,304 shares of the registrant's Common Stock outstanding on March 21, 1995.


                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information statement distributed in connection with the 1995 Annual Meeting of Shareholders of the registrant or in an amendment to this report on Form 8.

                         ____________________________

Unless otherwise specified in this report, all information included herein with respect to the registrant's Common Stock, including information appearing in financial tables concerning numbers of shares and earnings per share, has been adjusted to give effect to the combination, or "reverse split", of the Common Stock at the rate of one new share of Common Stock, par value $0.10 per share, for each ten shares of Common Stock, par value $0.01 per share, issued and outstanding on February 26, 1993.

                         ____________________________

TRILOGUE is a registered trademark and TRILOGUE INfinity and AUDIODISK are trademarks of the Company.

                                    PART I

                              ITEM 1.  BUSINESS.

INTRODUCTION.

Comverse Technology, Inc., a New York corporation ("Comverse" or the "Company"), designs, develops, manufactures, markets and supports special purpose computer and telecommunications systems for multimedia communications and information processing applications. The Company's systems are used in a broad range of applications by fixed and wireless telephone network operators, government agencies, financial institutions and other public and commercial organizations worldwide.

The Company has developed two main product lines -- the TRILOGUE family of telephone-accessed, multimedia messaging and information processing systems, and the AUDIODISK family of multiple channel, multimedia digital recording systems -
- both of which incorporate advanced technologies in the areas of digital signal processing, facsimile protocols, telephony interfaces, mass storage, digital networking, multi-processor computer architecture and real-time software design.

The Company's TRILOGUE systems enable many simultaneous users to access from any telephone or fax machine a broad range of integrated messaging and information services, such as call answering, voice mail, fax mail and audiotext.
TRILOGUE's principal market consists of subscriber service provider ("SSP") organizations that use the systems to provide services to the public, usually on a subscription basis, and includes both fixed and wireless telephone network operators and other telecommunications services organizations. The Company's Network Systems Division markets TRILOGUE systems throughout the world, with its own direct sales force and subsidiaries located in seven countries, and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. The Company is a market-share leader in providing large capacity messaging systems for international telephone network operators. More than 65 international fixed and wireless telephone network operators in more than 30 countries utilize TRILOGUE as their platform for messaging services. Current TRILOGUE users include a number of large international providers of public telecommunications services, such as Deutsche Telekom in Germany, Telecom Australia, Telmex, Hongkong Telecom, Singapore Telecom and several regional telephone companies in the People's Republic of China. The objectives of the Network Systems Division include maintaining the Company's international market share leadership and increasing the Company's presence in the United States SSP markets as existing users expand and upgrade their equipment and new providers of fixed and mobile network services enter the market.

The Company's AUDIODISK systems enable many simultaneous users to monitor and process voice, image (facsimile) and data communications from multiple channels in a variety of analog and digital formats, provide facilities for archiving large volumes of recorded information and allow the use of computer database processing techniques for management and retrieval operations. The systems have been sold primarily to law enforcement and intelligence agencies that monitor and record communication channels for a variety of purposes, such as surveillance in support of police actions and the collection and processing of information for intelligence analysis. Various other government and commercial organizations, such as emergency services providers, correctional facilities, public health and safety organizations and financial institutions, also use AUDIODISK and its derivative products to record and process large volumes of audio, image and data communications.

Traditionally, analog tape recorders, alone or coupled with a variety of special purpose devices, have been utilized for these applications. The worldwide growth in telecommunications traffic in general and digital communications in particular, and the increasing use of a variety of digital transmission formats in telecommunications networks, have created a need for user organizations to modernize their monitoring, recording and processing capabilities. AUDIODISK provides a number of advantages over analog, tape recorder-based systems, including improvements in capacity, reliability, accuracy, processing efficiency and archiving and retrieval capabilities. AUDIODISK systems interface with a variety of analog and digital communications protocols and automatically recognize and adapt to voice, fax or modem content on each recorded channel. Most importantly, AUDIODISK systems enable users to adapt efficiently to the emergence of new telecommunications technologies, such as digital transmission, ISDN and enhanced signaling systems, for which analog, tape recorder-based equipment was not designed. To date, AUDIODISK and its derivative systems have been sold to end-users in 20 countries.

The Company has designed its products with an open system, modular architecture to accommodate user requirements for flexibility of product configuration and capacity, and to enable the integration of advanced technologies, including intelligent networking capability. This architecture permits scalability across the full range of product configurations. Current TRILOGUE single-system configurations may include up to 1,000,000 mailboxes, with 6,000 ports and storage capacity for 45,000 hours of voice or 6,750,000 fax pages. AUDIODISK installations support multiple user workstations for monitoring up to 350 channels simultaneously, with storage capacities of up to 30,000 hours of audio or 4,500,000 pages of fax, using both magnetic disk and optical media.

During 1994, the Company derived revenues of approximately $56,968,000 (61% of total sales) from the TRILOGUE product line (and related products and services), an increase of approximately $20,517,000 (56%) over the prior year, and approximately $35,720,000 (39% of total sales) from the AUDIODISK product line (and related products and services), an increase of approximately $4,462,000 (14%) over the prior year. At December 31, 1994, the Company had a backlog of approximately $38,500,000, of which approximately $33,600,000 was scheduled for delivery during 1995.

Through subsidiaries, the Company is involved in the provision of computer design and consulting services, primarily for government customers in Canada, the operation of a telemessaging service bureau in Israel and capital market activities for its own account.

The Company was incorporated in the State of New York in October 1984. Its principal executive offices are located at 170 Crossways Park Drive, Woodbury, New York 11797, where its telephone number is (516) 677-7200.

THE COMPANY'S PRODUCTS.


TRILOGUE PRODUCT FAMILY

OVERVIEW.

The market for telephone-accessed, multimedia messaging and information processing systems has grown rapidly over the past several years. The Company believes that a number of factors have contributed to this growth, including the increasing public awareness and acceptance of multimedia messaging services resulting from the growing installed base of systems in the business community, the widespread availability from the major telephone companies of call answering services, the growing use of cellular mobile and other wireless telephone systems, which almost universally offer a mailbox-based call answering service, and the popularity of pay-per-call audiotext services.

The Company's primary focus has been on supplying large-capacity messaging systems to SSP organizations, including fixed and wireless telephone network operators and other telecommunications services organizations worldwide. SSP organizations benefit from the ability to offer their customers a variety of services provided by the TRILOGUE system, such as automated call answering, voice and fax messaging, audiotext and "virtual telephone" service, usually on a subscription basis. With call answering and voice and fax messaging, telephone operating companies benefit not only from service subscription fees, but also from traffic revenue generated by the increase in billable completed calls. In addition, these services improve overall network efficiency by reducing congestion from repeated unbillable busy/no-answer calls. Cellular and other wireless telephone service operators are almost universally adding voice mailboxes to their service offerings, not only because of these benefits, but also because their services are increasingly used as personal communication systems in which call answering is an important element. Voice and fax audiotext services increase the range of revenue producing value-added services the organizations can provide to their business customers and also serve as a direct source of pay-per-call revenue to the service providers. "Virtual telephone" service offers an effective means for telephone companies to provide telecommunications services in developing areas at a fraction of the time and cost per subscriber required to create the infrastructure for traditional telephone service.

PRODUCT DESCRIPTION AND CONFIGURATIONS.

TRILOGUE systems are available in four models, each designed to address a range of capacities in a modular and scalable manner:

               PORTS       VOICE HOURS
            -----------  ---------------   MAXIMUM
MODEL       From   To     From      To    Mailboxes
----------  -----------  ---------------  ---------
2500           4     16       12      58     32,000
4500           4     16       12   1,000     32,000
6500          16     64       45   1,000     32,000
INfinity      24  6,000       50  45,000  1,000,000

Through its universal port capability, all the ports on any TRILOGUE model can be configured to support voice storage and retrieval only, or to support both voice and fax storage and retrieval. Storage capacity, shown above in voice hours, can be dynamically allocated to voice or fax on a demand basis, with a fax capacity of approximately 150 pages per voice hour. The systems are configured in different sizes designed for various market segments and applications.

  TRILOGUE 2500 is an ultra-compact model designed for small to medium-sized organizations with messaging needs that are not likely to grow much beyond 1,000 users, or whose information distribution volume is not likely to exceed 600 one minute calls per hour.

  TRILOGUE 4500 is designed to support the same number of users and information traffic as the TRILOGUE 2500, but its larger package provides greater storage capacity. The system is also field-upgradeable to the much greater port capacity of the TRILOGUE 6500 with no loss of investment by the customer.

  TRILOGUE 6500 is a compact model for large organizations and medium-sized service providers. It can typically support between 5,000 and 10,000 messaging users, or as many as 3,000 one minute calls per hour.

  TRILOGUE INfinity is designed and packaged to meet the capacity, reliability, maintainability and physical requirements of large telephone network operators. In 1995, the Company announced a new INfinity system architecture (see "New Product Architecture") that provides expanded capacity of up to 6,000 ports, 45,000 voice storage hours and 1,000,000 mailboxes, permitting access to any mailbox from any port. The system also provides redundancy of all critical components, so that no single failure will interrupt the service. TRILOGUE INfinity is available in both centralized and widely distributed configurations, and maintains its integrity as a single system in distributed configurations.

All TRILOGUE models incorporate much of the same proprietary software, and much of the same industry standard and proprietary hardware. Most of the software is written in the C language using object oriented design techniques and providing a high degree of portability and hardware independence. TRILOGUE's current hardware is based on Industry Standard Architecture ("ISA"), which facilitates the integration of commercially available ISA technologies with the Company's core technologies.

TRILOGUE supports a wide variety of analog and digital telephony interfaces and signaling systems, which makes the system adaptable to a variety of different telephony environments and intelligent network applications. TRILOGUE also provides a "universal port" -- a single port that supports any combination of voice and fax services at any time during a single call.

TRILOGUE Applications.

TRILOGUE systems support a variety of software options and applications. Included among the available TRILOGUE applications are the following:

. Telephone Answering

If the telephone to which a call is placed is not answered or is busy, the call is diverted to the TRILOGUE system, where the caller is greeted with the subscriber's personal greeting and is instructed to leave a message. The subscriber can then retrieve the message from any telephone.

. Voice Messaging

Voice messaging enables any TRILOGUE user to send a message to any other TRILOGUE user 24 hours a day without calling the recipient directly. The recipient can retrieve the message from any telephone and reply to the sender with a single keystroke. TRILOGUE permits delivery of recorded messages to lists of recipients, transferring of messages from one person to another with attached comments, editing of messages and delivery of messages at any future time designated by the sender.

. Virtual Telephone Service

The virtual telephone subscriber receives a published personal telephone number. However, no telephone or line is installed on the subscriber's premises. Instead, the subscriber receives a voice mailbox set up in a TRILOGUE system connected to a public switch. Anyone who dials that number reaches the subscriber's mailbox directly, hears the subscriber's voice greeting and records a message. The subscriber may retrieve and respond to the messages from any public telephone. This new service concept is especially targeted at developing countries, where conventional telephone infrastructure and service are not readily available or affordable.

. Virtual Replacement Telephone Service

Calls to a subscriber whose line is out of service are rerouted to a voice mailbox. Each caller is informed that the call is being answered by a special service of the telephone company and is invited to leave a message. The subscriber may retrieve the messages from any operational telephone.

. Message Delivery

A caller dials a telephone number that is busy or does not answer. The caller may then access TRILOGUE to record a message to be delivered later. The system attempts to deliver the message by repeatedly calling the intended recipient at designated intervals.

. Fax Answering (Never Busy Fax)

A fax call finds the destination fax machine busy or non-operational. The call is forwarded to TRILOGUE, which answers the call and receives the fax in a manner indistinguishable from a fax machine. TRILOGUE delivers the fax when the destination fax machine is no longer busy.

. Virtual Fax (Fax Mailbox)

Like a user of virtual telephone, a user of virtual fax has a published personal telephone number. TRILOGUE answers calls to this number in the same manner as they would be answered by a fax machine, receives a fax from the caller and stores the fax in the subscriber's mailbox. The subscriber is then notified that a fax message is waiting and can retrieve it either by calling from a fax machine and requesting immediate delivery or by entering the phone number of a fax machine, which the system then calls to deliver the fax.

. Fax Messaging

Fax messaging is the fax equivalent of voice messaging. Subscribers can send faxes via TRILOGUE to mailboxes or to telephone numbers, using the future delivery and the mailing list features of the mailbox. Fax messages received in a mailbox can be printed and transferred to other mailboxes or other fax machines.

. Integrated Voice and Fax Mail

TRILOGUE can provide a single mailbox that supports the storage and retrieval of voice, fax and combined voice/fax messages using a common set of commands. This capability is one of the most distinctive features of the TRILOGUE system.

. Network Messaging

TRILOGUE supports networking for voice and fax mailbox-to-mailbox communication among a large community of subscribers whose mailboxes may reside on many different systems throughout the world. TRILOGUE's network messaging not only supports voice messaging between TRILOGUE systems, but also provides networking between TRILOGUE and other vendors' systems, because it is compatible with AMIS, the accepted standard for inter-vendor voice mail networking.

. Audiotext

Audiotext is an application that provides automated access to recorded information via the telephone. This application provides information services, such as public service announcements or product descriptions, at a lower cost than using live operators, and permits service to be extended to 24 hours a day at virtually no incremental cost to the information provider. TRILOGUE's GenLogue software package, available as an option on all TRILOGUE models, is an easy-to-use, menu-driven dialogue generator specifically designed for the creation of audiotext programs.

. Voice Forms

A voice form is a question and answer dialogue with a caller. The system prompts the caller for a series of information items, records the answer to each question and, at the end, sends all the answers as one message to a voice mailbox for later retrieval and transcription.

. Fax-on-Demand and Voice/Fax Information-on-Demand

Fax-on-demand is the fax equivalent of audiotext, providing automated access to printed information via fax. Prompts and menus can be provided in voice form, and voice information can be mixed with fax. If the caller is calling from a fax machine, faxes can be delivered in the same call. If the caller is calling from an ordinary telephone, information can be delivered to any fax machine specified by the caller.

. Calling Card Gateway

TRILOGUE INfinity systems provide calling card access to the public telephone network in countries such as the People's Republic of China which have not offered this service until recently. TRILOGUE supports a complete debit card application including maintaining the calling card database and the account balance of each subscriber, validating the card number and PIN of callers, placing the validated calls, and monitoring the duration of calls to calculate the account balance in real time and prevent balance overruns.

. Paging Gateway

A caller can activate and transmit a specific text or voice message to a pager via TRILOGUE. The call is answered by TRILOGUE with the subscriber's personal greeting and voice prompts, rather than with cryptic tones. The paging gateway application works with tone-only pagers, numeric pagers, alphanumeric pagers and voice pagers.

Short Message Service Center (SMSC)

For advanced digital wireless networks, such as those based on the new Global System for Mobile Communications ("GSM") standard, TRILOGUE allows alphanumeric messages to be received through the system and displayed on a subscriber's handset.

. Live Answering Integration

TRILOGUE integrates with a number of computer-based live answering systems, including systems manufactured by the Company as well as those of other vendors. A live attendant answers the telephone with a client-specific greeting and provides live answers to questions. The attendant may route the caller to a TRILOGUE mailbox or take a message in person and then read it into the client's mailbox. Clients retrieve the messages from TRILOGUE in the same manner as with other voice messaging applications.

. Electronic Mail Integration

A data link between TRILOGUE and an electronic mail system updates the E-Mail status of TRILOGUE subscribers. TRILOGUE notifies subscribers whenever they receive E-Mail communications and informs them of the number of E-Mail messages waiting for them as well as the number of voice and fax messages in their TRILOGUE mailboxes.

Multi-Application Enhanced Services Platform

SSP organizations increasingly require an integrated multi-application enhanced services platform ("ESP"), both because multi-application ESPs reduce costs and because they provide greater flexibility for service offerings. By combining many different applications and service capabilities in a single system, ESPs offer savings in comparison to the cost of the many separate systems that would otherwise be required to provide the same services. In addition, having a single platform reduces the cost of staffing and training personnel for operations, administration and maintenance ("OA&M"), simplifies the integration of the ESP OA&M with the customer's existing OA&M systems and procedures and saves money on spare parts.

TRILOGUE was conceived and designed specifically as an ESP. TRILOGUE provides seamless integration of call answering, audiotext, fax-on-demand and voice and fax messaging applications to provide users with the benefits of all these services in a single telephone call. All the applications listed above can be offered on any TRILOGUE port, and all the software to provide these applications can run concurrently. There is no limitation on the number of transitions between different media and applications that a caller can make in a single call.

New Product Architecture

The demand from SSP customers for high capacity and high reliability in ESP platforms is increasing as enhanced services grow in popularity, and as telephone network operators gain experience with the equipment they have initially deployed. In 1995, the Company announced the general availability of a new INfinity system architecture designed to meet the capacity and reliability requirements of large telephone network operators, and to work with the Advanced Intelligent Network environment of the future. The system is designed to support an expanded capacity of up to 6,000 ports, 45,000 voice storage hours and 1,000,000 mailboxes, permitting access to any mailbox from any port. The system is also designed to provide redundancy of all critical components, so that no single failure will interrupt the service.

The new INfinity architecture, which is available as a field upgrade for existing INfinity systems, consists of up to 100 rack-mounted Message Management Units ("MMU"s) and up to 50 Message Storage Units ("MSU"s), all linked by a High Speed Backbone Network to each other and to the TRILOGUE Manager, a general purpose computer serving as an administration processor, and to the TRILOGUE Alarm Processor, an on-line testing and alarm notification device. TRILOGUE INfinity is available in both centralized and widely distributed configurations, and maintains its integrity as a single system in distributed configurations.

The new INfinity architecture also incorporates components that are compatible with the Intelligent Network and Advanced Intelligent Network protocols for Service Nodes and Intelligent Peripherals, permitting the Company's SSP customers to design and develop their own TRILOGUE-based services without relying solely on the development resources of the Company.

Markets, Sales and Marketing.

The Company's Network Systems Division markets TRILOGUE systems throughout the world, with its own direct sales force and subsidiaries located in seven countries, and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. The Company is a market-share leader in providing large capacity messaging systems for international telephone network operators, and has incorporated into TRILOGUE various capabilities that were specifically developed for the international markets.

More than 65 international fixed and wireless telephone network operators in more than 30 countries utilize TRILOGUE as their platform for messaging services. Major TRILOGUE installations include, among others, Deutsche Telekom in Germany, where a TRILOGUE INfinity system is installed with a current capacity of 200,000 subscribers. The Company believes that this installation, with over 1,200 voice/fax ports, is one of the largest single site voice and fax messaging systems in the world. The Company's international SSP customers include, among others, Hongkong Telecom, Singapore Telecom, Telecom Australia, Telecom Finland, Helsinki Telephone Company, Bezek in Israel, Telmex and Telnor in Mexico, Comvik and NordicTel in Sweden, CTC and Telecom Cellular in Chile, Belgacom in Belgium, Netcom in Norway, Bell South New Zealand and several provincial telephone companies in the People's Republic of China. The objectives of the Network Systems Division include maintaining the Company's international market share leadership and increasing the Company's presence in the United States SSP markets as existing users expand and upgrade their equipment and new providers of fixed and mobile network services enter the market.

The Company provides its customers with marketing consultation, seminars and materials designed to assist them in marketing TRILOGUE-based services, and also undertakes to play an ongoing supporting role in their business and market planning processes.


AUDIODISK Product Family

Overview.

The AUDIODISK family of products consists of multiple channel, multimedia digital recording systems, which enable many users simultaneously to monitor and process audio, image (facsimile) and data communications over many channels in a variety of analog and digital formats and provide facilities for archiving large volumes of recorded information. The systems automatically decode and record a variety of signals without operator intervention and store the recorded information on magnetic and optical disks to permit quick and easy random access and the use of computer database techniques for archiving and retrieval operations. AUDIODISK also enables a number of users to access the same recorded information simultaneously for processing and analysis.

Traditionally, analog tape recorders, alone or coupled with a variety of other special purpose devices, have been utilized for communications monitoring and related applications. The limited capacity and processing capability inherent in these systems have imposed constraints on organizations that process large amounts of multimedia information from multiple channels and that need to store the processed information for long periods while keeping it available for rapid retrieval. AUDIODISK systems provide a transition from multiple individual analog tape recorders to a multiple channel, optical disk-based digital recording system, similar to the transition from analog cassette tapes to digital compact disks in the consumer electronics market, affording the user access to the capacity and processing capabilities available only with digital technology. Digital processing capabilities provided by AUDIODISK include immediate random access to large volumes of recorded information and the ability concurrently to record and playback recorded information, access information over a network and process information in various types of media through multiple user workstations.

Organizations that have sought a comprehensive solution for multimedia, multiple channel recording and processing applications historically have been required to acquire, integrate and support many different systems, including recording devices for audio transmissions, monitoring devices for fax and modem communications, monitoring devices for telephony signaling, high-quality voice recording and cellular recording systems, transcription systems, various database management systems and various devices to decode and record different kinds of telecommunication signals. AUDIODISK provides a fully integrated, single-system solution for these applications. Multiple channels can be processed on AUDIODISK by many users simultaneously in a computerized environment analogous to a mainframe or mini-computer database application, utilizing audio, image and modem signals rather than alphanumerical data as the processed media.

AUDIODISK provides a number of advantages over analog, tape recorder-based systems, including improvements in capacity, reliability, accuracy, processing efficiency and archiving and retrieval capabilities. AUDIODISK systems interface with a variety of analog and digital communications protocols and automatically recognize and adapt to voice, fax or modem content on each recorded channel. Most importantly, AUDIODISK also enables users to adapt efficiently to the emergence of new telecommunications technologies, such as digital transmission, ISDN and enhanced signaling systems, for which analog, tape recorder-based equipment was not designed.

Product Description.

The AUDIODISK product design is based on open system architecture and client/server concepts. AUDIODISK operators utilize computer workstations to access various servers across local and wide area networks. These servers include a multimedia server, which interfaces with incoming channels and records information from each channel in digital format, a computer database server, which enables automated searches and retrieval of stored information, and other servers, which provide printing, electronic mail, file storage, mainframe applications and operator support services.

AUDIODISK is designed to support a broad range of multimedia monitoring capabilities, including the recording, processing and retrieval of:

  . Analog audio signals, including telephone and radio channels.

  . Analog facsimile and modem communications.

  . Digital audio and data signals, including ISDN, T1, E1 and X.25.

  . Telephony signaling, including Pulse Dialing, DTMF, Calling Line
    Identification and Call Progress Tones (such as busy, no answer and ringback)

AUDIODISK systems simultaneously process incoming signals over multiple channels, apply digital signal processing technologies and utilize magnetic and optical disks for temporary and long-term digital storage. Digital signal processing technologies that are employed by AUDIODISK to enhance monitoring applications include, among others, signal compression, automatic signal identification, automatic signal interpretation and noise cancellation. Magnetic and optical disks permit virtually instantaneous retrieval and sharing of stored information among many users.

AUDIODISK systems also enable users to transmit multimedia information among multiple sites over communication links. AUDIODISK is designed to support various communications links, including T1, E1, ISDN, Dial-up telephone lines (over secure modems), satellite links, TCP/IP over Ethernet (with routers) and X.25.

AUDIODISK systems provide a facility for archiving large volumes of recorded information on rewritable optical disks. This archive function allows a single recording session, groups of sessions, a single recording channel, selected channels or all channels to be stored on the same disk. The archive disk records all the signals on a particular channel and automatically associates the signal-related information ("SRI") as well as the date and time with the recorded information. For larger AUDIODISK systems, automatic disk library systems, referred to as "jukeboxes", provide very large amounts of on-line storage.

AUDIODISK employs a database management system to provide a central facility for access to all stored information. This feature allows any operator to use computer database query techniques to retrieve the audio and SRI data quickly and efficiently.

Product Configurations.

The Company offers AUDIODISK systems in a range of configurations, which share substantially the same hardware, software and user interface. The AUDIODISK systems' multimedia server currently can be configured in six models: Model 100, with 2 channels; Model 1000, with up to 16 channels; Model 4000, with up to 32 channels; Model 5000, with up to 64 channels; Model 6000, with up to 160 channels; and Model 7000, with up to 350 channels. Moreover, several AUDIODISK multimedia servers may be networked for increased capacity or to satisfy redundancy requirements.

Storage configurations include magnetic disks, optical drives and optical jukebox devices. Up to 50 four-gigabyte magnetic disks can be configured in a disk array to provide a recording buffer. Removable optical cartridges are used for archiving, with each cartridge capable of storing up to 180 compressed audio hours. Multiple jukebox configurations provide automated management of optical media, storing up to 30,000 hours of audio or 4,500,000 pages of fax for rapid automated retrieval.

The AUDIODISK product family is available in a variety of packaging options to support a range of applications in addition to large, fixed-site audio monitoring operations. The AUDIODISK Observer is a transportable system designed for field operations. A hand-carried AUDIODISK Court Playback Unit is designed for the playback of recordings as trial evidence. Also available are a TEMPEST model for electromagnetic radiation sensitive applications and a ruggedized model for military applications. The Digital Voice Logger ("DVL") is a derivative of AUDIODISK specifically tailored for multiple channel voice logging applications that require archiving of large amounts of audio information with relatively infrequent retrieval, such as financial transactions and requests for emergency services.

Markets, Sales and Marketing.

The Company markets AUDIODISK systems worldwide through its direct sales force and, where appropriate, through agents, distributors and system integrators.
The Company sells AUDIODISK directly to the law enforcement and intelligence markets through offices located in North America, Western Europe, Israel and the Far East.

The Company has dedicated substantial scientific and engineering resources to the target markets for AUDIODISK, permitting the Company to respond quickly and effectively to customer requests for proposals, to provide cost-effective product customization and, in many instances, to anticipate the requirements of its potential customers for product design and special features.

Comverse's current target markets for AUDIODISK include law enforcement, security and intelligence agencies, public safety and emergency services organizations and financial institutions.

Law Enforcement. Law enforcement agencies conduct large-scale communication monitoring operations relating to criminal investigations and prosecutions. AUDIODISK improves monitoring capabilities in a number of ways, including its ability to interface with and capture a variety of telephony signals and to facilitate the use of digital signal processing technologies for analyzing and interpreting those signals. Several versions of the AUDIODISK product family are currently being marketed to law enforcement agencies, including large AUDIODISK systems (16-350 lines) for agencies with central monitoring facilities, portable Observer systems (1-16 lines) for field surveillance operations and hand-carried Court Playback systems designed to facilitate optical disk playback in court.

Intelligence. Security and intelligence agencies collect information in various media on a large scale for analysis and evaluation. However, only a small portion of that information is valuable, and intelligence agencies devote significant resources to processing the information to extract and evaluate the useful elements. The AUDIODISK system automates the process of retrieval, analysis and dissemination of relevant information within a networked computer environment. AUDIODISK provides users with a facility for archiving large volumes of recorded information and applying sophisticated database management and query techniques to automate retrieval and analysis operations. Comverse currently offers its large AUDIODISK systems (16-350 lines) for fixed site intelligence processing facilities, the AUDIODISK ruggedized version for military and highly portable applications and the AUDIODISK TEMPEST configuration for radiation sensitive environments. AUDIODISK's open system architecture enables the Company to develop special purpose interfaces and other custom features to address the highly specialized needs of individual customers in this market.

Public Safety and Emergency Services. Organizations that provide public safety and emergency services are required to log requests for services and related communications, and to preserve the resulting records for evidentiary purposes. Organizations in this market include, among others, providers of "911" emergency services and municipal agencies responsible for health and public safety. The introduction of computer-based systems for logging applications enables the integration of logging activities with other computer systems for improvements in response time and quality of service. Comverse designed the DVL system, an AUDIODISK derivative, specifically for these and other voice logging applications.

Financial Services. Financial institutions worldwide, including banks and brokerage houses, conduct substantial portions of their business over the telephone. A growing number of these institutions record voice communications related to financial transactions for archiving and evidentiary purposes. Digital logging systems enable these users to archive large volumes of recorded information and to accommodate the increasing use of fax and modem communications to effect transactions. The DVL product marketed to financial services organizations provides, in addition to the optical disk medium, 8mm digital tape with a storage capacity of over 1,000 compressed voice hours per cassette. The low cost, high capacity digital tape medium represents an efficient archiving method for these organizations, many of which are required to keep records for long periods.

Additional Markets. Actual and potential additional markets for AUDIODISK and its derivative products include, among others, the military, courts and legislative bodies, correctional institutions, hospitals and broadcast services, all of which share the need to record and process large amounts of voice, fax and computer modem communications and to maintain archived records of the recorded information. Although the Company has committed only limited resources to these markets, several AUDIODISK systems have been sold to selected representative customers, such as the Swiss Parliament, which uses AUDIODISK to record legislative sessions for multiple language transcribing and processing.

Technologies.

The Company's research and development efforts focus particularly on the design of very large, high throughput systems and digital signal processing tech-nologies for voice, image and data communications. The Company's products utilize advanced technologies in the areas of digital signal processing, facsimile protocols, telephony interfaces, mass storage, digital networking, multi-processor computer architecture and real-time software design. The Company's research and development organization consists of a TRILOGUE applications group, an AUDIODISK applications group and a core technologies group that serves the two applications groups.

Comverse has developed a flexible system architecture specifically designed to handle multiple channel, multimedia communication and processing applications. Multimedia processing computers require a much higher throughput than conventional data processing systems, especially when a large number of channels have to be processed simultaneously. The Company's products employ an open system, modular architecture, which uses distributed processors, rather than one large central processor, as well as multiple storage devices and digital networking. The product design is intended to be readily adaptable to the usage and capacity requirements of the individual end-user. The product architecture also allows the Company to add enhancements and new technologies to its systems without rendering existing products obsolete.

A primary focus of the Company's research and development efforts has been digital signal processing technologies required for voice, image and data communi-cations. Computer systems designed for signal processing applications, such as processing of voice and image communications, handle information differently from conventional data processing systems and require greater processing and storage resources. For example, a digitized voice message, even when subjected to data compression techniques, may require as much as 150 times the storage capacity as the same message processed in textual form. The computer must be designed to function at a fast and efficient rate to produce a form of speech acceptable to the human ear. The Company has developed a number of speech compression algorithms, which provide the Company's products with optimal compression taking into account the level of speech quality required for each application. The Company also has developed a special signal detector, which identifies signals as voice, fax or modem. Voice processing algorithms currently available with the Company's products include speech enhancement (noise reduction) and variable playback speed with pitch compensation. Fax and modem processing algorithms offered by the Company enable communication and interception of a large number of standard and non-standard communications protocols.

The Company has developed interfaces for its products to most telephony environments used around the world, including digital interfaces, such as T1, E1 and ISDN, and Signaling System #7 interfaces designed to encompass both basic network connectivity and the Advanced Intelligent Network capabilities of Intelligent Peripherals and Service Nodes. The Company has implemented facsimile communication and intercept protocols for Group 3 facsimile. Certain of the Company's products incorporate local area network and wide area network technologies used for the transfer of digitized voice, fax and modem information, as well as for the transfer of data among various network elements.

The Company utilizes state-of-the-art mass storage technologies in many of its products, including two gigabyte hard disks, erasable optical disks and an optical disk jukebox device. Proprietary algorithms developed by the Company are utilized for storage of multimedia information to facilitate real-time processing of large amounts of information and optimal use of media. A variable number of disks may be configured in a disk array to serve large numbers of users and to provide full or partial disk redundancy for critical applications. Special algorithms utilized by the Company to handle optical disks within a number of jukebox devices include automatic channel-to-disk allocation, automatic retrieval of multimedia information from any disk located in the jukeboxes and redundant archiving on two or more cartridges simultaneously.

Research and Development.

Because of the continuing technological changes that characterize the industries in which the Company competes, the Company's success will depend, to a considerable extent, upon its ability to continue to develop competitive products through its research and development efforts.

The Company is engaged in ongoing research and development efforts intended to expand and enhance the technical capabilities, features and range of uses of its products, and to design and develop new generations of its product offerings. The Company currently employs in its research and development operations, 265 scientists and engineers with broad experience in the areas of digital signal processing, computer architecture, facsimile protocols, telephony, digital networking, multi-processing, mass storage, real-time software design and neural networks. A substantial portion of the Company's research and development operations benefit from financial incentives provided by government instrumentalities to promote research and development activities, including in the case of the Company its research and development activities situated in Israel and Canada. The cost of such efforts is affected to a considerable extent by the continued availability of funding under such programs. Gross expenditures on research and development for 1992, 1993 and 1994 were approximately $6,648,000, $11,017,000 and $16,808,000, respectively, of which approximately $3,030,000, 4,026,000 and $5,477,000, respectively, were reimbursed under government funding programs. The percentage of the Company's total research and development expenditures reimbursed under these programs has declined over the three-year period, and is anticipated to continue to decline with the growth in the Company's overall operations and the increasing amount of research and development conducted by the Company at locations other than those in which reimbursement programs are available to it. The Company pays royalties on its sales of certain products developed in part with funding supplied under such programs. See "Business--Licenses and Royalties."

Under an agreement entered into in 1982 in connection with an investment by Tadiran Ltd. ("Tadiran"), an Israeli electronics manufacturer, in one of the Company's Israeli subsidiaries, Efrat Future Technology Ltd. ("Efrat"), Tadiran has a right to participate in certain development projects that may be undertaken by Efrat and a right of first refusal to purchase any know-how developed by Efrat and which Efrat determines to sell. To date, Tadiran has not exercised its right to participate in any development projects of Efrat and Efrat has not sought to dispose of any of its know-how.

Patents and Intellectual Property Rights.

The Company currently holds two United States patents, which apply to the integration of voice and image (facsimile) technologies utilized by the Company in certain of its products. The Company files patent applications periodically; however, no assurance can be given that patents will be issued on the basis of such applications or that, if patents are issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide significant benefits to the Company.

In order to safeguard its unpatented proprietary know-how, trade secrets and technology, the Company relies primarily upon trade secret protection and non-disclosure provisions in agreements with employees and others having access to confidential information. There can be no assurance that these measures will adequately protect the Company from disclosure or misappropriation of its proprietary information.

The Company and its customers from time to time receive communications from third parties, including some of the Company's competitors, alleging infringement by the Company of such parties' patent rights. While such communications are common in the computer and telecommunications industries and the Company has in the past been able to obtain any necessary licenses on commercially reasonable terms, there can be no assurance that the Company would prevail in any litigation to enjoin the Company from selling certain of its products on the basis of such alleged infringement, or that the Company would be able to license any valid patents on reasonable terms.

Licenses and Royalties.

The Company licenses certain technology, know-how and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties (including the Israeli Government) under such licenses and under other agreements entered into in connection with research and development financing. The Company believes that its rights under such licenses and other agreements are sufficient for the manufacturing and marketing of its products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how. The Company currently pays royalties on substantially all sales of TRILOGUE systems and on certain sales of AUDIODISK and derivative products. The royalties vary in amount based upon the revenues attributable to the various components of such products. During 1992, 1993 and 1994, aggregate royalty payments amounted to approximately $774,000, $1,911,000 and $2,186,000, respectively. A portion of the 1993 and 1994 royalties included amounts relating to marketing subsidies received under an Israeli Government program, which has been discontinued.

International Sales.

The Company's sales outside of North America have increased from approximately $20,047,000 in 1992 to approximately $42,663,000 in 1993 and approximately $58,766,000 in 1994. International sales and marketing efforts may be adversely affected by a number of factors, including the need for system customization and special integrations, government approvals and export licenses, instability in international trading relations, currency fluctuations and additional costs of marketing, service and support due to lack of proximity with the end-users. International sales of certain systems manufactured by the Company also are subject to a variety of legal restrictions governing the export of such products.

For additional financial information regarding foreign operations, see Notes 13 and 15 of Notes to Consolidated Financial Statements appearing elsewhere in this report.

Major Customers and Backlog.

At December 31, 1994, the Company had a backlog of approximately $38,500,000, compared with a backlog of approximately $36,300,000 at December 31, 1993, an increase of approximately $2,200,000. Approximately $33,600,000 of the backlog at December 31, 1994 was scheduled for delivery during 1995. During 1994, no customer accounted for more than 8% of the Company's total sales.

Service and Support.

The Company has a strong commitment to provide product service and support to its customers and emphasizes such commitment in its marketing. Because of the intensity of use of systems by telephone network operators and their low tolerance for down-time, the Company is required to make a greater commitment to service and support of systems used by these customers, and such commitment increases operating costs.

The Company's general warranty policy is to replace or repair any component that fails during a specified warranty period, which is usually within one year after shipment. Longer warranty periods are applicable to sales in certain international and government markets. Broader warranty and service coverage is provided in certain instances, and is usually made available to customers on a contractual basis for an additional charge.

Competition.

The voice processing and message management industry is highly competitive, and includes numerous products offering a broad range of features and capacities. The Company currently competes primarily for large system sales to telephone network operators around the world, where its main competitors are manufacturers of stand-alone voice mail systems, including, among others, Octel Communications Corporation, Boston Technology, Inc., Unisys Corporation, Tecnomen and Centigram Communications Corporation, and manufacturers of central office telecommunications equipment, including Northern Telecom Limited and Ericsson. Competitors of the Company that manufacture other telecommunications equipment may derive a competitive advantage in selling voice processing and message management systems to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers.

Indirect competition is provided by voice and fax messaging products, including stand-alone systems and PBX systems that incorporate messaging capabilities, employed at end-user sites as an alternative to the use of services available through telephone network operators. This "customer premises equipment" includes a broad range of products, such as stand-alone voice mail systems, products offering "call processing" services that are supplied with voice mail features or integrated with other voice mail systems, as well as personal computer modems and add-on cards and software designed to furnish voice processing and message management features.

The Company believes that competition in the sale of voice processing and message management systems is based on a number of factors, the most important of which are product features and functionality, marketing and distribution capability and price. Other important competitive factors include system performance and reliability, service and support and the capability to integrate systems with a variety of central office and cellular switches and other communications systems. The Company believes that the range of features provided by, and the ease of use of, the TRILOGUE system are competitive with other voice processing and message management systems currently being marketed, and that the TRILOGUE system is one of the leading systems designed specifically for telephone network operators.

Neither the Company nor any of the Company's competitors is a dominant vendor of voice processing and message management systems in any market segment or product line. The Company anticipates that a number of its direct and indirect competitors will be introducing new or enhanced voice and image processing and message management products during the next several years.

The Company is aware of a relatively small number of manufacturers of products that compete with the AUDIODISK product line at the present time. Manufacturers of products that have been offered in competition with the AUDIODISK system include the MELPAR Division of E-Systems Inc., Loral Corporation, Applied Signal Technology, Inc., GTE Government Systems Division and Harris Corporation. Competition also has been provided by manufacturers and integrators of custom designed computer and telecommunications systems in response to particular government procurements in specific markets where they have entrenched customer relationships. The Company believes that it derives a competitive advantage over many potential competitors of its AUDIODISK product line by reason of its ability to offer prospective customers a family of products that can provide a solution to most customer requirements without extensive special development effort. The government market in general is highly competitive and difficult to penetrate, and the Company may be at a competitive disadvantage in respect of certain customers and market segments as a result of its small size in relation to other potential vendors and the existence of entrenched customer relationships with other vendors. The voice logging market, where the company sells its DVL product family, is highly competitive. Primary competitors include Dictaphone Corporation, Racal Recorders Limited, TEAC America, Inc. and ATIS Ltd.

Many of the Company's present and potential competitors for both its AUDIODISK and TRILOGUE product lines are considerably larger than the Company, are more established, have a larger installed base of customers and have greater financial, technical, marketing and other resources.

Manufacturing and Sources of Supplies.

The Company's manufacturing operations consist primarily of final assembly and testing, involving the application of extensive testing and quality control procedures to materials, components, subassemblies and systems. The Company presently uses third parties to perform printed circuit board assembly and sheet metal fabrication. Although the Company generally uses standard parts and components in its products, certain components are presently available only from a limited number of sources. To date, the Company has been able to obtain adequate supplies of all components in a timely manner from existing sources or, when necessary, from alternative sources. However, the inability to obtain sufficient quantities of components or to locate alternative sources of supply if and as required in the future, would adversely affect the Company's operations.

The Company maintains organization-wide quality assurance procedures, coordinating the quality control activities of the Company's research and development, manufacturing and service departments. The Company's primary manufacturing and research and development facilities have received certification to Quality Standard ISO 9001 each year since 1991.

Acquisitions, Capital Market Activities and Other Subsidiary Operations.

The Company regularly examines opportunities for acquisitions and strategic investment transactions as a means of expanding its business. During 1994, the Company organized a wholly-owned subsidiary, CTI Capital Corp., in support of its exploration of strategic acquisition and investment opportunities. The new subsidiary, directly and through a wholly-owned subsidiary in Israel, Comverse Investments Ltd., will seek to identify and implement suitable strategic investments for the Company, and will also engage in portfolio investment, financial services and capital markets activities on its own behalf and on behalf of third-parties, primarily in Israel. Such activities are expected to include, in addition to direct investment in public and private companies, the provision of advisory and valuation services, investment and merchant banking activities and short-term trading of debt and equity securities and options. In February 1995, CTI Capital Corp. acquired 21.8% of DCL Technologies Ltd., a developer of advanced software-based products and solutions, with specialized expertise in communications processing. The Company's 51% owned Canadian subsidiary, Applied Silicon Inc. Canada, is engaged in the provision of computer design and consulting services primarily for government customers in Canada.
The Company is also engaged, through an Israeli subsidiary, Telemesser Ltd., in the operation of a telemessaging service bureau in Israel. The Company owns approximately 75% of this subsidiary, the remaining shares being held by Yedioth Ahronoth, a leading Israeli newspaper.

Operations in Israel.

A substantial portion of the Company's research and development and manufacturing operations are located in Israel and may be affected by economic, political and military conditions in that country. The Company's business is also dependent on trading relationships between Israel and other countries. The Company's products incorporate components imported into Israel from the United States and other countries and most of the Company's products are sold outside of Israel. Accordingly, the Company's operations would be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners were interrupted or curtailed. The Company benefits from various policies of the Government of Israel, including reduced taxation and special subsidy programs, designed to stimulate economic activity, particularly high technology industry, in that country. As a condition of its receipt of funds for various research and development projects conducted under programs sponsored by the Government of Israel, the Company has agreed that products resulting from these projects may not be manufactured, nor may the technology developed in the projects be transferred, outside of Israel without government consent.

Since the establishment of the State of Israel in 1948, a condition of hostility has existed, varying as to degree and intensity, among Israel and various Arab countries. Israel entered into peace agreements with Egypt in 1979 and with Jordan in 1994. In recent years, Israel and certain of her other neighbors have held direct negotiations to end the state of hostility between them and establish peace. Although recent negotiations have resulted in an agreement of mutual recognition between Israel and certain of its neighbors, there can be no assurance that such agreement will lead to a comprehensive peace agreement and peaceful co-existence in the region, or to the conclusion of agreements with other nations in the region. A resumption of armed conflict between Israel and her neighbors and the continuation of such a condition for an extended period could have a material adverse effect on the Israeli economy in general, and on the Company's operations in particular, although to date the Company's operations have not been materially affected by any hostilities in the region.

In April 1994, negotiations between Israel and the Palestinian Liberation Organization resulted in the signing of an interim agreement to grant Palestinian Arabs limited autonomy in certain areas under Israeli administration. Implementation of the interim agreement began in May 1994, but the outcome of the agreement and whether it will lead to a diminution of civil unrest in those areas cannot be predicted with assurance.

Israel's economy has from time to time been subject to various destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. For these and other reasons, the Israeli Government has intervened in all sectors of the economy, employing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and controls of wages, prices and exchange rates. The Israeli Government has frequently changed its policies in all these areas. For the calendar years 1990 through 1994, the annual rates of inflation were approximately 18%, 18%, 9%, 11% and 14 respectively. This inflation, and the associated increases in salaries that are linked by Israeli law to increases in the consumer price index, have increased the cost of the Company's operations in Israel, and salary costs have further increased as a result of the growing competition for qualified scientific, engineering and technical personnel in Israel. The increase in costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, which during the period 1990 through 1994 occurred at the annual rates of approximately 4%, 12%, 21%, 8% and 1%, and accordingly have had a negative impact on the Company's overall results of operations.

The results of operations of the Company have been favorably affected by Efrat's participation in Israeli Government programs related to research and development, as well as its utilization of certain tax incentives and other incentives available under applicable Israeli laws and regulations, some of which have been reduced, discontinued or otherwise modified in recent years. In addition, the Company's ability to obtain benefits under various discretionary funding programs has declined and may continue to decline as its internal financial and operational resources increase relative to other applicants. The results of operations of the Company could be adversely affected if these programs were further reduced or eliminated and not replaced with equivalent programs or if Efrat's ability to participate in these programs were to be reduced significantly.

Israel is a member of the United Nations, the International Monetary Fund, the International Bank for Reconstruction and Development and the International Finance Corporation. Israel is also a signatory to the General Agreement on Tariffs and Trade, which provides for reciprocal lowering of trade barriers among its members. Israel became associated with the European Economic Community by an agreement concluded in 1975 which confers certain advantages with respect to Israeli exports to most of the European countries and obliges Israel to lower its tariffs with respect to imports from those countries over a number of years. In 1985, Israel and the United States entered into an agreement to establish a Free Trade Area, which is intended ultimately to eliminate all tariff and certain non-tariff barriers on most trade between the two countries. Under the agreement, most products received immediate duty-free status in 1985, staged reductions are taking place on others and reductions on tariffs relative to a third category may be accelerated prior to 1995, by which year all tariffs are to have been eliminated. The tax treaty between Israel and the United States that came into effect as of January 1, 1995 is not anticipated to have any material effect on the Company.

Employees.

At December 31, 1994, the Company employed 722 individuals, approximately 54% of whom are scientists and engineers engaged in research and development, marketing and support activities.

The Company is not a party to any collective bargaining or other agreement with any labor organization; however, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (including the Industrialists' Association) are applicable to the Company's Israeli employees by order of the Israeli Ministry of Labor. Israeli law generally requires the payment by employers of severance pay upon the death of an employee, his retirement or upon termination of his employment, and the Company provides for such payment obligations through monthly contributions to an insurance fund. Israeli employees and employers are required to pay pre-determined sums to the National Insurance Institute, which provides benefits similar to the benefits provided by the United States Social Security Administration.

The continuing success of the Company will depend, to a considerable extent, on the contributions of its senior management and key employees, many of whom would be difficult to replace, and on the Company's ability to attract and retain qualified employees in all areas of its business. Competition for such personnel is intense, particularly in the computer and telecommunications industries. In order to attract and retain talented personnel, and to provide incentives for their performance, the Company has emphasized the award of stock options as an important element of its compensation program, including, in the case of certain key management level personnel, options to purchase shares in certain of the Company's subsidiaries.

ITEM 2.  PROPERTIES.

The Company leases an aggregate of approximately 204,000 square feet of space for its operations worldwide, including approximately 29,000 square feet in Woodbury, New York, approximately 132,000 square feet in Tel Aviv, Israel, approximately 25,000 square feet in Irvine, California, and an aggregate of approximately 18,000 square feet at various other locations in the United States, Canada, Israel, Western Europe and the Far East. The aggregate base monthly rent for the facilities under lease at December 31, 1994 was approximately $178,000, and all of such leases are subject to various pass-throughs and escalation adjustments.

The Company believes that its facilities are adequate for its current and immediately foreseeable operations and that additional facilities are available on competitive market terms to provide for such future expansion of the Company's operations as may be warranted.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's 1994 Annual Meeting of Shareholders, held on December 7, 1994, the shareholders of the Company reelected the incumbent Board of Directors and approved proposals to (i) amend the Company's Certificate of Incorporation to increase from 25,000,000,000 to 100,000,000 the number of authorized shares of Common Stock, (ii) approve the adoption of the Company's 1994 Stock Option Plan, the prior grant thereunder of options to purchase an aggregate of 614,500 shares of Common Stock and the reservation for issuance thereunder of an additional 335,500 shares and (iii) ratify the appointment of Deloitte & Touche as the auditors for the Company's 1994 fiscal year. The proposals were approved by the following vote:

                            Number of Shares Voted                Broker
Proposal                     In Favor    Against   Abstentions  Non-Votes

Increase in shares          16,396,386    949,464      239,060
1994 Stock Option Plan      16,208,739  1,091,005      280,166      5,000
Ratification of auditors    17,297,222    100,697      186,991

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

Comverse's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol CMVT since the Company's initial public offering in December 1986. On January 19, 1993, the Common Stock commenced trading on the NASDAQ National Market System ("NMS"). The following table sets forth the range of trading prices of the Common Stock as reported on NASDAQ (including the high and low bid prices quoted from January 1 to January 18, 1993 and the high and low sale prices thereafter) through March 21, 1995. Prices for the period prior to the listing of the Common Stock on NASDAQ NMS represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions. Prices are adjusted to give effect to the 1-for-10 combination, or "reverse split", of the Common Stock on February 26, 1993.



Year     Calendar Quarter            Low     High

1993     First Quarter             $15      $21-3/4
         Second Quarter            $15-3/4  $20-1/4
         Third Quarter             $11      $17-3/8
         Fourth Quarter            $10-3/8  $16-3/4

1994     First Quarter             $ 8      $15-5/8
         Second Quarter            $ 8-1/4  $10-1/2
         Third Quarter             $ 8-3/4  $11-1/8
         Fourth Quarter            $ 9-7/8  $14-1/4

1995     First Quarter
         (through March 21, 1995)  $11      $13-1/8

There were 3,047 holders of record of Common Stock at March 21, 1995. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners; the Company believes that the number of beneficial owners of the shares of Common Stock outstanding at such date was approximately 29,000.

The Company has not declared or paid any cash dividends on its equity securities and does not expect to pay any cash dividends in the foreseeable future, but rather intends to retain its earnings to finance the development and growth of the Company's business. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion, and will depend upon the Company's earnings, financial condition, capital requirements and other relevant factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

The following tables present selected consolidated financial data for the Company for each of the years in the five years ended December 31, 1994. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report.

                                                              Year Ended December 31,
                                                    ---------------------------------------------
                                                      1990     1991     1992     1993      1994

                                                        (In thousands, except per share data)
Statement of Operations Data:
  Revenues:
    Sales                                           $15,790  $21,103  $37,499  $ 67,709  $ 92,688
    Interest and other income                           599      826      923     2,729     6,155
                                                    -------  -------  -------  --------  --------

      Total revenues                                 16,389   21,929   38,422    70,438    98,843

Costs and Expenses:
  Research and development                            4,299    4,438    6,648    11,017    16,808
  Less reimbursements                                 1,937    2,476    3,030     4,026     5,477
                                                    -------  -------  -------  --------  --------

  Net research and development                        2,362    1,962    3,618     6,991    11,331
  Cost of sales                                       6,138    8,672   15,311    27,689    39,314
  Selling, general and administrative                 6,589    7,749   11,788    18,914    28,513
  Interest expense and other                            177      206      140       822     3,752
  Royalties and license fees                            378      509      774     1,911     2,186

      Total costs and expenses                       15,614   19,085   31,746    56,710    85,358

Income before income tax provision and
 extraordinary item                                   1,041    2,844    6,676    13,728    13,485
Income tax provision                                    225      392    1,787     1,021     1,715
Extraordinary item - utilization of net operating
 loss carryforward                                      188       24      788         -         -
                                                    -------  -------  -------  --------  --------

      Net income                                    $ 1,004  $ 2,476  $ 5,677  $ 12,707  $ 11,770
                                                    -------  -------  -------  --------  --------

Earnings per common and
 common equivalent share                              $0.08    $0.17    $0.37     $0.65     $0.57
                                                    -------  -------  -------  --------  --------

Weighted average number of common and
 common equivalent shares outstanding                13,381   14,293   15,370    19,677    20,789

                                                              Year Ended December 31,
                                                    ---------------------------------------------
                                                      1990     1991     1992     1993      1994

                                                                  (In thousands)
Balance Sheet Data:
  Working capital                                   $ 9,812  $12,307  $22,717  $137,009  $144,659
  Total assets                                       15,407   21,213   50,475   169,130   187,677
  Long-term debt, including current portion             518      576      358    60,424    60,443
  Stockholders' equity                               11,684   15,595   32,176    90,450   102,572

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company has benefited from strong operating cash flow and the growth in its capital base over the past two years to make significant new investment in its operations and infrastructure intended to enhance its opportunities for future growth and profitability.

The Company's results of operations reflect the significant increase in its investment in operations over the past two years. The Company has increased gross expenditures for research and development from $6,648,000 in 1992 to $16,808,000 in 1994, adding new features and capabilities to its existing product lines and supporting the planned introduction of its next generation of products. At the same time, the Company has significantly expanded its sales and marketing activities, both internationally and in the United States. Regional offices for sales, marketing and support services have been opened in the United Kingdom, Germany, Canada, Finland, Australia and Hong Kong, and the Company has increased its direct sales activities throughout Europe, North America and the Far East. Total revenues increased throughout the period, from $38,422,000 in 1992 to $98,843,000 in 1994, and the Company's backlog at
December 31, 1994 stood at a record $38,500,000. In 1993, three customers constituted 41% of the Company's total sales. In 1994, the Company increased its customer base with no single customer constituting more than 8% of sales.

The Company intends to continue during 1995 to make significant investments in the growth of its business, and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets, technology changes and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for both of its main product lines, and that continued strong investment in its technical, product development, marketing and sales capabilities will enhance its opportunities for long term growth and profitability.

Results of Operations

Comparison of 1993 and 1994 Operations

Total Revenues. Total revenues increased from 1993 to 1994 by approximately $28,405,000 (40%), reflecting an increase in TRILOGUE sales of $20,517,000 (56%), an increase in AUDIODISK sales of $4,462,000 (14%) and an increase in interest and other income of $3,426,000 (126%). TRILOGUE sales increased in all geographical regions, with the largest increases occurring in Europe, the Far East and Australia. AUDIODISK sales increased primarily as a result of the consolidation of DVL system operations previously conducted through a 50%-owned joint venture. The increase in interest and other income resulted primarily from the full-year investment of funds generated from operations and through the issuance of securities during 1993, as well as an increase in interest rates during 1994.

Cost of Sales. Cost of sales increased by approximately $11,625,000 (42%) from 1993 to 1994 as a result of the increase in sales. Gross margins decreased from approximately 59% in 1993 to approximately 58% in 1994, resulting primarily from lower gross margins associated with the newly-consolidated DVL system operations.

Research and Development Expenses. Gross research and development expenses during 1994 increased by approximately $5,791,000 (53%) over 1993 due to overall growth of research and development operations, the initiation of significant new research and development projects for both product lines and increases in salaries and other costs associated with research and development operations in Israel. Net research and development expenses, after reimbursement of approved expenditures under government funding programs, increased by approximately $4,340,000 (62%). The higher rate of growth of net research and development expense in comparison with gross research and development expense is primarily a result of a lower rate of reimbursement associated with certain projects conducted under government funding programs and an increase in the portion of research and development activities not benefiting from reimbursement arrangements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from 1993 to 1994 by approximately $9,599,000 (51%) and as a percentage of total revenues increased from approximately 27% in 1993 to approximately 29% in 1994. Such increases were a result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities internationally and in the United States.

Royalties and License Fees. Royalties and license fees increased from 1993 to 1994 by approximately $275,000 (14%) due to growth in sales of royalty-bearing products. Royalties and license fees as a percentage of total sales decreased from approximately 2.8% in 1993 to approximately 2.4% in 1994. The decline resulted primarily from a significant reduction in royalty payments made to the Government of Israel in respect of marketing subsidies under a program discontinued during 1993.

Income Tax Provision. Provision for income taxes increased from 1993 to 1994 by approximately $694,000 (68%), reflecting an increase in the Company's overall effective tax rate from approximately 7% during 1993 to approximately 13% in 1994. The increase resulted primarily from an increase in the tax on income from the Company's United States operations, due in part to the substantial utilization of net operating loss carryforwards that reduced the 1993 income tax provision. Of the Company's remaining net operating loss carryforwards from United States operations, aggregating approximately $6,100,000, approximately $3,900,000 is derived from the compensation component of employee stock option exercises andapproximately $2,200,000 is associated with an acquired subsidiary. When utilized, these net operating loss carryforwards will not affect the income tax provision of the Company's income statement, but will be reflected in the determination of stockholders' equity and goodwill, respectively, on the Company's balance sheet. The net operating loss carryforwards associated with the acquired subsidiary may be utilized only to reduce the taxable income of that subsidiary, and subject to an annual limitation of approximately $150,000. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of Efrat, which is entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country. The effective rate of tax applicable to Efrat's operations was 4.5% in 1994 and 5.7% in 1993, reflecting the substantial completion in each year of investments under new "Approved Enterprise" projects.

Net Income. Net income after taxes decreased from approximately $12,707,000 in 1993 to approximately $11,770,000 in 1994, a decrease of approximately $937,000 (7%), while net income after taxes as a percentage of total revenues decreased from approximately 18% in 1993 to approximately 12% in 1994. The decreases resulted primarily from the significant growth in the amounts invested in the Company's operations during 1994, including substantial increases in research and development and marketing and sales activities undertaken in support of the Company's strategic growth plan.

Comparison of 1992 and 1993 Operations

Total Revenues. Total revenues increased from 1992 to 1993 by approximately $32,016,000 (83%), reflecting primarily an increase in AUDIODISK sales in Europe by approximately $13,177,000 and an increase in TRILOGUE sales in the Far East and Australia by approximately $11,345,000. The increase in total revenues in 1993 also reflected the full-year consolidated operations of subsidiaries acquired during 1992. Interest and other income increased by approximately $1,806,000 (196%) resulting primarily from the investment of funds generated from the issuance of securities during 1993.

Cost of Sales. Cost of sales increased by approximately $12,378,000 (81%) from 1992 to 1993 as a result of the increase in sales. Gross margins remained at approximately 59%, reflecting the impact of large AUDIODISK system contracts under performance during the year.

Research and Development Expenses. Gross research and development expenses during 1993 increased by approximately $4,369,000 (66%) over 1992 due primarily to the initiation of new research and development projects. Net research and development expenses, after reimbursement of approved expenditures under government funding programs, increased by approximately $3,373,000 (93%). The higher rate of growth of net research and development expense in comparison with gross research and development expense is primarily a result of a lower rate of reimbursement associated with certain projects conducted under government funding programs and unreimbursed research and development being conducted in the United States.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from 1992 to 1993 by approximately $7,126,000 (60%) as a result of increased marketing, sales and administrative activities associated with the overall growth of the Company's operations. Selling, general and administrative expenses as a percentage of total revenues decreased from approximately 31% in 1992 to approximately 27% in 1993.

Royalties and License Fees. Royalties and license fees increased from 1992 to 1993 by approximately $1,137,000 (147%) due to growth in sales of royalty-bearing products and royalty payments relating to marketing subsidies provided by the Government of Israel during prior periods. Royalties and license fees as a percentage of total sales increased from approximately 2.1% in 1992 to approximately 2.8% in 1993.

Income Tax Provision. Provision for income taxes after utilization of net operating loss carryforwards increased from approximately $999,000 in 1992 to approximately $1,021,000 in 1993, an increase of approximately $22,000 (2%).
The Company's overall effective tax rate after utilization of net operating loss carryforwards decreased from approximately 15% during 1992 to approximately 7% in 1993. The decrease was due primarily to a reduction in the effective rate of tax on Efrat's operations from approximately 17% in 1992 to approximately 6% in 1993 due to the substantial completion during 1993 of an investment under a new "Approved Enterprise" project. The Company's overall effective tax rate also reflects utilization of net operating loss carryforwards to offset tax on income from its United States operations.

Net Income. Net income after taxes increased from approximately $5,677,000 in 1992 to approximately $12,707,000 in 1993, an increase of approximately $7,030,000 (124%), primarily as a result of the continued overall growth in revenues, sustained gross margins, reduction in selling, general and administrative expenses as a percentage of total revenues and lower effective tax rates. Net income after taxes as a percentage of total revenues increased from approximately 15% in 1992 to approximately 18% in 1993.

Liquidity and Capital Resources

At December 31, 1994, the Company had cash and cash equivalents of approximately $38,496,000, bank time deposits of approximately $15,707,000, short-term investments of approximately $73,661,000 and working capital of approximately $144,659,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

The Company regularly examines opportunities for strategic acquisitions of other companies or lines of business, and anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or to raise additional funds to be used (in whole or in part) in payment for acquired securities or assets. The issuance of such securities can be expected to have a dilutive impact on the Company's shareholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated acquisition cost.

The Company's liquidity and capital resources have not been, and are not anticipated to be, materially affected by restrictions pertaining to the ability of its subsidiaries in Israel to pay dividends or by withholding taxes associated with any such dividend payments. Cash dividends paid by an Israeli corporation to foreign residents are subject to withholding of Israeli income tax at source at rates of up to 15%, depending on the particular facilities that have generated the earnings that are the source of the dividends. Efrat is currently restricted by contract from paying dividends exceeding 75% of its profits.

Certain Trends and Uncertainties

The industries in which the Company is principally involved are highly competitive and characterized by frequent technological and market changes.

The voice processing and message management industry has undergone consolidation in recent periods, as a result of corporate acquisitions and attrition. In addition, the industry has experienced a continuing evolution of product offerings and alternatives for delivery of services. These trends have affected and may be expected to have a significant continuing influence on conditions in the industry, although the impact on the industry generally and on the Company's position in the industry cannot be predicted with assurance. Significant changes in the industry make planning decisions more difficult and increase the risk inherent in the planning process.

The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. Competitive conditions in this sector have also been affected by the efforts of government contractors, particularly developers and integrators of technology products, to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

The Company has historically derived a significant portion of its revenue and operating profit from a relatively small number of contracts for large system installations with customers in both the commercial and government sectors. While the growth of the Company's business has reduced its dependence on any specific customers, it continues to emphasize large capacity SSP systems in its product development and marketing strategies. Contracts for SSP installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The Company believes that opportunities for SSP installations will continue to grow in both its commercial and government markets, and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. Although the Company is actively pursuing a number of significant procurement opportunities in the United States and internationally, both the timing of any eventual procurements and the probability of the Company's receipt of significant contract awards are uncertain. The degree of dependence by the Company on large orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures during 1995. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the long- and short- term competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, and accordingly have had a negative impact on the Company's overall results of operations.

The Company currently derives a majority of its total revenues from sales to customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Volatility in international currency exchange rates may have a significant impact on the Company's operating results to the extent that it is unable to completely hedge the exchange rate risk of long term contracts denominated in foreign currencies, or by the cost of such hedging.

The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. During recent periods, share prices of companies in technology and government contracting businesses, and particularly smaller and medium-sized publicly traded companies such as the Company, have exhibited a high degree of volatility. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period, which may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the voice processing industry, which may not have any direct relationship with the Company's business or prospects.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial information required by Item 8 is included elsewhere in this report.

  See Part IV, Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

  The information required by Part III is omitted pursuant to instruction G(3).

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.

                                                            Page(s)
                                                            -------
(a) Documents filed as part of this report.
    --------------------------------------

    (1) Financial Statements.
        ---------------------
        Index to Consolidated Financial Statements           F-1

        Independent Auditors' Report                         F-2

        Consolidated Balance Sheets -
         December 31, 1993 and 1994                          F-3

        Consolidated Statements of Income -
          Years ended December 31,
           1992, 1993 and 1994                               F-5

        Consolidated Statements of Stockholders' Equity -
          Years ended December 31,
           1992, 1993 and 1994                               F-6

        Consolidated Statements of Cash Flows -
         Years ended December 31,
          1992, 1993 and 1994                                F-7

        Notes to Consolidated Financial Statements           F-9

    (2) Financial Statement Schedules.
        -----------------------------

        None

    (3) Exhibits.
        --------

        The Index of Exhibits commences on the following page. Exhibits numbered 10(16), 10(18), 10(19), 10(K), 10(L), 10(ddd), 10(EEE) and 10(lll)
        comprise material compensatory plans and arrangements of the registrant.

Exhibit
Number      Description
------      -----------

1.          Not applicable.

2.          Not applicable.

3.          Articles of incorporation and By-Laws:

  3(A)      Certificate of Incorporation.*

  3(A)(1) Certificate of Amendment of Certificate of Incorporation effective February 26, 1993.**

  3(A)(2) Certificate of Amendment of Certificate of Incorporation effective January 12, 1995.

  3(B)      By-Laws, as amended.*

4. Instruments defining the rights of security holders, including indentures:

  4(A)      Excerpts from Certificate of Incorporation.***

  4(A)(1)   Excerpt from Certificate of Amendment
            of Certificate of Incorporation effective
            February 26, 1993.**

  4(A)(2)   Excerpt from Certificate of Amendment
            of Certificate of Incorporation effective
            January 12, 1995.

  4(B)      Excerpts from By-Laws, as amended.**

  4(C)(1)   Specimen stock certificate.**

__________________

* Incorporated by reference to Exhibits filed with Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1987. Exhibit number shown is the Exhibit number of the document as filed with such Annual Report.

** Incorporated by reference to Exhibits filed with Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992. Exhibit number shown is the Exhibit number of the document as filed with such Annual Report.

*** Incorporated by reference to Exhibits filed with Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-9147. Exhibit number shown is the Exhibit number of the document as filed with such Registration Statement.

Exhibit
Number      Description
------      -----------

  4(D) Indenture dated as of November 30, 1993 from Comverse Technology, Inc. to The Chase Manhattan Bank, N.A., Trustee.*

  4(E)      Specimen 5-1/4% Convertible Subordinated Debenture due 2003.*

5.          Not applicable.

6.          Not applicable.

7.          Not applicable.

8.          Not applicable.

9.          Not applicable.

10.         Material contracts:

  10(7) Proxy Agreement dated as of September 5, 1991 by and among Comverse Government Systems Corporation, James R. Allen, Robert W. Bazley, Robert T. Marsh and Comverse Technology, Inc.**

  10(8) Visitation Approval Procedure Agreement dated as of September 5, 1991 by and among Comverse Government Systems Corporation, James R. Allen, Robert W. Bazley, Robert T. Marsh and Comverse Technology, Inc.**

  10(16) Form of Stock Option Agreement pertaining to shares of certain subsidiaries of Comverse Technology, Inc.*

  10(17) Form of Asset Purchase Agreement dated as of March 1, 1994 by and among Comverse Technology, Inc., Magnasync/Moviola Corporation, Interactive Information Systems Corporation and Magnasync Comverse Corporation.*

  10(18) Employment Agreement effective as of July 1, 1994 by and between Comverse Technology, Inc. and Kobi Alexander.

______________

* Incorporated by reference to Exhibits filed with Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1993. Exhibit number shown is the Exhibit number of the document as filed with such Annual Report.

** Incorporated by reference to Exhibits filed with Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1991. Exhibit number shown is the Exhibit number of the document as filed with such Annual Report.

Exhibit
Number      Description
------      -----------

  10(19)    1994 Stock Option Plan.

  10(Aa) Agreement among Efrat Future Technology, Ltd., Tadiran Israel Electronics Industries Ltd., Boaz Misholi, Kobi Alexander and Yechiam Yemini.*

  10(K)     1984 Incentive Stock Option Plan.*

  10(L)     Form of Incentive Stock Option Agreement.*

  10(GGg) Deed of Guarantee from Comverse Technology, Inc. to Bank Hapoalim B.M. dated July 30, 1986.*

  10(GGgg) Continuing Guarantee from Comverse Technology, Inc. to Bank Leumi le-Israel B.M.*

  10(XX) Patent License Agreement by and between Efrat Future Technology Ltd. and VMX, Inc.*

  10(CCC) Form of Indemnity Agreement between Comverse Technology, Inc. and its Officers and Directors.**

  10(ddd)   1987 Stock Option Plan, as amended.***

  10(EEE) Form of Stock Option Agreement for options other than Incentive Stock Options.**

  10(JJJ) Agreement of Lease dated September 21, 1989 between Industrial & Research Associates Co. and Comverse Technology, Inc.*

11. Statement re computation of per share earnings (included in Note 2 of Notes to Consolidated Financial Statements).

________________

* Incorporated by reference to Exhibits filed with Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-9147. Exhibit number shown is the Exhibit number of the document as filed with such Registration Statement.

** Incorporated by reference to Exhibits filed with Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1987. Exhibit number shown is the Exhibit number of the document as filed with such Annual Report.

*** Incorporated by reference to Exhibits filed with Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992. Exhibit number shown is the Exhibit number of the document as filed with such Annual Report.

Exhibit
Number      Description
------      -----------

12.         Not applicable.

13.         Not applicable.

14.         Not applicable.

15.         Not applicable.

16.         Not applicable.

17.         Not applicable.

18.         Not applicable.

19.         Not applicable.

20.         Not applicable.

21.         Subsidiaries of the Registrant.

22.         Not applicable.

23.         Not applicable.

24.         Not applicable.

25.         Not applicable.

26.         Not applicable.

27.         Financial Data Schedule.

28.         Not applicable.

99.         Not applicable.



(b)  Reports on Form 8-K.
     -------------------

     None.

COMPAQCOMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                                                      PAGE

Independent Auditors' Report                                           F-2

Consolidated Balance Sheets as of December 31, 1993 and 1994           F-3

Consolidated Statements of Income for the Years Ended December 31,
 1992, 1993 and 1994                                                   F-5

Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 1992, 1993 and 1994                                F-6

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1992, 1993 and 1994                                      F-7

Notes to Consolidated Financial Statements                             F-9

INDEPENDENT AUDITORS' REPORT

 To the Board of Directors and Stockholders of Comverse Technology, Inc. Woodbury, New York

 We have audited the accompanying consolidated balance sheets of Comverse Technology, Inc. and subsidiaries (the "Company") as of December 31, 1993 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


 Deloitte & Touche LLP

 New York, New York
 March 4, 1995

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1993 AND 1994
(IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------

                                ASSETS                                    1993       1994
----------------------------------------------------------------------  ---------  ---------

CURRENT ASSETS:
 Cash and cash equivalents                                              $119,409   $ 38,496
 Bank time deposits                                                            -     15,707
 Short-term investments (Note 4)                                           6,783     73,661
 Accounts receivable, net of allowance for doubtful accounts of
  $1,483 and $2,378                                                       12,113     22,592
 Inventories (Note 5)                                                     10,389     12,427
 Prepaid expenses and other current assets                                 4,521      3,853
 Deferred income tax benefits (Note 14)                                      533        587
                                                                        --------   --------

TOTAL CURRENT ASSETS                                                     153,748    167,323
                                                                        --------   --------

LONG-TERM RECEIVABLES - Net of allowance for
 doubtful accounts of $615 and $151                                          289        378
                                                                        --------   --------

PROPERTY AND EQUIPMENT:
 Fixtures and equipment                                                    8,342     12,343
 Transportation vehicles                                                     735      1,268
 Leasehold improvements                                                       97        178
                                                                        --------   --------

                                                                           9,174     13,789

 Less accumulated depreciation and amortization                           (3,376)    (5,236)
                                                                        --------   --------

                                                                           5,798      8,553
                                                                        --------   --------
GOODWILL - Net of accumulated amortization of $376 and $561 (Note 6)       1,569      1,384

SOFTWARE DEVELOPMENT COSTS - Net of accumulated amortization of
 $1,294 and $3,015                                                         4,368      5,863

OTHER INTANGIBLE ASSETS - Net of accumulated amortization of $707
 and $421 (Note 6)                                                         1,438      1,827

DEFERRED COSTS AND OTHER ASSETS - Net of
 accumulated amortization of $16 and $206                                  1,920      2,349
                                                                        --------   --------
                                                                           9,295     11,423
                                                                        --------   --------
TOTAL ASSETS                                                            $169,130   $187,677
                                                                        ========   ========
See notes to consolidated financial statements.

                 LIABILITIES AND STOCKHOLDERS' EQUITY                      1993      1994
-----------------------------------------------------------------       ---------  --------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note 7)                        $ 11,267   $ 17,908
  Advance payments from customers                                          5,112      3,496
  Due to related parties (Note 10)                                           127        278
  Other current liabilities                                                  233        982
                                                                        --------   --------

  TOTAL CURRENT LIABILITIES                                               16,739     22,664

5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES (Note 8)                       60,000     60,000

LIABILITY FOR SEVERANCE PAY (Note 9)                                         918      1,352

OTHER LIABILITIES (Note 14)                                                  558        676

MINORITY INTEREST                                                            465        413
                                                                        --------   --------

TOTAL LIABILITIES                                                         78,680     85,105
                                                                        --------   --------
COMMITMENTS AND CONTINGENCIES (Note 16)


STOCKHOLDERS' EQUITY (Notes 11, 12 and 16):
  Preferred stock, $0.01 par value--authorized, 2,500,000 shares;
    issued, none                                                               -          -
  Common Stock, $0.10 par value--authorized, 25,000,000 and 100,000,000
    shares; issued and outstanding, 19,814,461 and 19,902,512 shares       1,981      1,990
  Additional paid-in capital                                              73,047     73,398
  Cumulative translation adjustment                                          (95)      (118)
  Unrealized gain on available-for-sale securities, net of tax                 -         15
  Retained earnings                                                       15,517     27,287
                                                                        --------   --------

  TOTAL STOCKHOLDERS' EQUITY                                              90,450    102,572
                                                                        --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $169,130   $187,677
                                                                        ========   ========

See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
(In thousands, except per share data)
--------------------------------------------

                                                              1992      1993      1994
                                                            -------   -------   -------
REVENUES:
  Sales                                                     $37,499   $67,709   $92,688
  Interest and other income                                     923     2,729     6,155
                                                            -------   -------   -------

TOTAL REVENUES                                               38,422    70,438    98,843
                                                            -------   -------   -------

COSTS AND EXPENSES:
  Research and development (Note 3)                           6,648    11,017    16,808
  Less reimbursements (Note 3)                                3,030     4,026     5,477
                                                            -------   -------   -------

  Net research and development                                3,618     6,991    11,331

  Cost of sales                                              15,311    27,689    39,314
  Selling, general and administrative                        11,788    18,914    28,513
  Interest expense and other                                    140       822     3,752
  Royalties and license fees (Notes 3 and 16)                   774     1,911     2,186
  Minority interest in income (loss) of consolidated
    subsidiaries                                                 80         8       (52)
  Equity in loss of affiliates                                   35       375       314
                                                            -------   -------   -------

TOTAL COSTS AND EXPENSES                                     31,746    56,710    85,358
                                                            -------   -------   -------

INCOME BEFORE INCOME TAX PROVISION AND
  EXTRAORDINARY ITEM                                          6,676    13,728    13,485

INCOME TAX PROVISION (Note 14)                                1,787     1,021     1,715
                                                            -------   -------   -------

INCOME BEFORE EXTRAORDINARY ITEM                              4,889    12,707    11,770

EXTRAORDINARY ITEM:
  Utilization of net operating loss carryforward (Note 14)      788         -         -
                                                            -------   -------   -------

NET INCOME                                                  $ 5,677   $12,707   $11,770
                                                            =======   =======   =======
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
  Income before extraordinary item                          $  0.32   $  0.65   $  0.57
  Extraordinary item                                           0.05         -         -
                                                            -------   -------   -------

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                                          $  0.37   $  0.65   $  0.57
                                                            =======   =======   =======

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                         15,370    19,677    20,789
                                                            =======   =======   =======

See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
(In thousands, except share data)
-----------------------------------------------

                                         Common Stock
                                    ----------------------      Additional   Cumulative   Unrealized   Retained
                                     Number of       Par         Paid-in    Translation     Gains      Earnings
                                      Shares        Value        Capital     Adjustment    (Losses)    (Deficit)    Total
                                    ----------      ------      ----------  -----------   ----------   ---------   --------

BALANCE, JANUARY 1, 1992            13,640,468      $1,364       $17,098        $   -        $         $(2,867)    $ 15,595
Common Stock issued in
 connection with acquisition
 of Startel (Note 6)                   272,359          27         2,424            -                        -        2,451
Common Stock issued in
 connection with acquisition
 of ASIC (Note 6)                       94,717           9           877            -                        -          886
Common Stock issued in
 connection with exercise of
 stock options and warrants
 (Note 12)                           2,466,647         247         7,380             -                       -        7,627
Translation adjustment                       -           -             -          (60)                       -          (60)
Net income, year ended
 December 31, 1992                           -           -             -            -                    5,677        5,677
                                    ----------      ------       -------        -----        ----      -------     --------

BALANCE, DECEMBER 31, 1992          16,474,191       1,647        27,779          (60)                   2,810       32,176
Common Stock issued in
 connection with public
 offering (Note 11)                  3,105,000         311        44,551            -                        -       44,862
Common Stock issued in
 connection with exercise of
 stock options and warrants
 (Note 12)                             235,270          23           717            -                        -          740
Translation adjustment                       -           -             -          (35)                       -          (35)
Net income, year ended
 December 31, 1993                           -           -             -            -                   12,707       12,707
                                    ----------      ------       -------        -----        ----      -------     --------

BALANCE, DECEMBER 31, 1993          19,814,461       1,981        73,047          (95)          -       15,517       90,450
Adjustment to beginning
 balance for unrealized
 gain on available-for-sale
 securities, net of tax                      -           -             -            -         353            -          353
Unrealized loss on
 available-for-sale
 securities, net of tax
 (Note 4)                                    -           -             -            -        (338)           -         (338)
Common Stock issued in
 connection with exercise of
 stock options and warrants
 (Note 12)                              88,051           9           351            -           -            -          360
Translation adjustment                       -           -             -          (23)          -            -          (23)
Net income, year ended
 December 31, 1994                           -           -             -            -           -       11,770       11,770
                                    ----------      ------       -------        -----        ----      -------     --------

BALANCE, DECEMBER 31, 1994          19,902,512      $1,990       $73,398        $(118)       $ 15      $27,287     $102,572
                                    ==========      ======       =======        =====        ====      =======     ========

See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
(In thousands)
--------------------------------------------

                                                                    1992       1993       1994
                                                                   -------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                        $ 5,677   $ 12,707   $ 11,770
 Adjustments to reconcile net income to net cash provided
   by operating activities:
  Depreciation and amortization                                      1,365      2,564      4,185
  Equity in loss of affiliate                                           35        375        314
  Minority interest in income (loss) of consolidated subsidiary         80          8        (52)
  Changes in assets and liabilities:
   Accounts receivable                                              (4,440)      (822)    (9,010)
   Inventories                                                      (2,344)    (4,627)    (2,038)
   Prepaid expenses and other receivables                             (383)    (2,463)      (317)
   Other intangible assets                                             (47)         -          -
   Long-term receivables                                              (191)       (11)       (76)
   Accounts payable and accrued expenses                             2,998        601      5,210
   Advance payments from customers                                   4,737       (691)    (1,616)
   Liability for severance pay                                         238        374        434
   Due to related parties                                              301       (369)       151
   Other                                                                62       (375)       818
                                                                   -------   --------   --------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                           8,088      7,271      9,773
                                                                   -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of bank time deposits and short-term investments          (1,758)    (5,007)  (113,923)
 Purchase of property and equipment                                 (1,490)    (3,399)    (4,546)
 Capitalization of software development costs                       (1,424)    (2,414)    (3,216)
 Proceeds from maturities and sales of short-term investments            -        549     30,805
 Proceeds from sale of property and equipment                           26         50          -
 Acquisition of consolidated subsidiaries, net of cash acquired        332          -          -
 Investment in joint venture                                           (50)         -       (194)
                                                                   -------   --------   --------

NET CASH USED IN INVESTING ACTIVITIES                               (4,364)   (10,221)   (91,074)
                                                                   -------   --------   --------

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
(In thousands)
--------------------------------------------

                                                               1992      1993      1994
                                                             -------   --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of debentures                    $     -   $ 58,102  $      -
 Proceeds from issuance of Common Stock in connection with
  public offering                                                  -     44,862         -
 Proceeds from issuance of Common Stock in connection with
  exercise of stock options and warrants                       7,627        740       360
 Other                                                          (246)        87        28
                                                             -------   --------  --------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                    7,381    103,791       388
                                                             -------   --------  --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             11,105    100,841   (80,913)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   7,463     18,568   119,409
                                                             -------   --------  --------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $18,568   $119,409  $ 38,496
                                                             =======   ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest                      $    45   $     21  $  3,172
                                                             =======   ========  ========

Cash paid during the year for income taxes                   $   460   $  1,460  $  1,149
                                                             =======   ========  ========
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES IN
 CONNECTION WITH BUSINESS ACQUISITIONS
 (NOTE 6):
 Fair value of assets acquired                               $ 8,008   $      -  $  2,104
 Fair value of consideration paid                             (4,264)         -         -
                                                             -------   --------  --------

 Liabilities assumed                                         $(3,744)  $      -  $ (2,104)
                                                             =======   ========  ========

See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
--------------------------------------------

1. ORGANIZATION AND BUSINESS

Comverse Technology, Inc. ("Comverse" and, together with its subsidiaries, the "Company") was organized as a New York corporation in October 1984. The Company is engaged in the design, development, manufacture, marketing and support of special purpose computer and telecommunications systems for multimedia communications and information processing applications.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Comverse and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Cash, Cash Equivalents and Bank Time Deposits - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Bank deposits with maturities in excess of three months are classified as bank time deposits.

Short-Term Investments - The Company adopted Statement of Financial Accounting Standards

No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") as of January 1, 1994. The Company classifies all of its marketable securities (including U.S. treasury bills) as available-for-sale. SFAS 115 requires investments in debt and equity securities classified as available-for-sale to be accounted for at fair value, with resulting unrealized gains or losses to be reported as a separate component of stockholders' equity, on a net-of-tax basis. The effect of adopting SFAS 115 was to increase stockholders' equity by $353,000 and $15,000 as of January 1, 1994 and December 31, 1994, respectively.

Concentration of Credit Risk - Financial instruments which potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of one year or less, time deposits, and money market funds placed with major international banks and financial institutions. Accounts receivable are generally diversified due to the number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation and amortization. The Company depreciates its property and equipment on a straight-line basis over periods ranging from three to seven years. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.

Income Taxes - The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") effective January 1, 1993. The Company, prior to January 1, 1993, had been accounting for income taxes using Accounting Principles Board Opinion No. 11. The adoption of SFAS 109 did not have a material effect on the Company's net income for 1993 or 1994; however, pursuant to SFAS 109, the utilization of the net operating loss carryforward in 1993 was credited to the income tax provision.

Revenue and Expense Recognition - Revenues from product sales are generally recognized upon shipment. Products shipped for customer trials are carried in finished goods inventory until customer acceptance is obtained, at which time revenue is recognized.

Revenues from certain contracts are recognized under the percentage-of-completion method on the basis of physical completion to date. This method is used because management considers physical completion to be the best available measure of the progress on these contracts. Amounts received from customers in excess of revenues earned under the percentage-of-completion method are recorded as advance payments from customers. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance, and are included in cost of sales in the consolidated statements of income.

Expenses incurred in connection with research and development activities, other than certain software development costs that are capitalized, and selling, general and administrative expenses are charged to operations as incurred.

Software Development Costs - Software development costs totaling $1,424,000, $2,414,000 and $3,216,000 were capitalized in 1992, 1993 and 1994, respectively, in accordance with Statement of Financial Accounting Standards No. 86. Capitalized software development costs are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers. Amortization expenses amounted to $388,000, $798,000 and $1,721,000 in 1992, 1993 and 1994, respectively.

Deferred Costs - Deferred costs include debt issue costs which are being amortized over the ten-year term of the related debt, on a straight-line basis.

Minority Interest - Minority interest relates to Comverse's majority-owned consolidated subsidiaries, Telemesser Ltd. ("Telemesser"), an Israeli corporation which operates a telemessaging service bureau, and Applied Silicon, Inc. Canada ("ASIC"), an Ontario corporation which provides computer consulting and development services primarily to government agencies in Canada. Comverse owns approximately 75% of the outstanding shares of Telemesser. The remaining shares were issued in 1991 to Yedioth Ahronoth ("Yedioth"), a leading Israeli newspaper. Comverse owns 51% of the outstanding shares of ASIC and holds an option to purchase additional shares to increase its interest in ASIC to 55%. This option expires in April 1995. The remaining shares of ASIC are held by its management personnel.

Equity in Affiliates - Investments in affiliates are accounted for under the equity method. This consists primarily of the Company's 50% interest in Magnasync/Comverse Corporation ("Joint

Venture"). In April 1994, the Company acquired the business and assets of the Joint Venture in return for its agreement to assume certain of the Joint Venture's liabilities (See Note 6).

Functional Currency and Foreign Currency Transaction Gains and Losses - The dollar is the functional currency of most of the Company's foreign operations. Most of the Company's sales and materials purchased for manufacturing of the Company's products are denominated in or linked to the United States dollar. Certain operating costs, principally salaries, of foreign operations are denominated in local currencies. In those instances where a foreign subsidiary has a functional currency other than the United States dollar, the Company records any necessary foreign currency translation adjustment, reflected in stockholders' equity, at the end of each reporting period.

Net gains (losses) from foreign currency transactions, included in the consolidated statements of income, approximated $62,000, $(198,000) and $(3,000) in 1992, 1993 and 1994, respectively.

The Company occasionally enters into foreign exchange forward contracts and options on foreign currencies in order to hedge some of its future commitments. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. These transactions are accounted for in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". In accordance with this Statement, any gain or loss on a foreign exchange contract which hedges a firm commitment is deferred until the underlying transaction is realized, at which time it is included in the consolidated statement of income. At December 31, 1994, there were outstanding forward contracts to purchase approximately $3,232,000 in Western European currencies. Deferred gains and losses from hedging these commitments were not significant at December 31, 1994.

Exchange Rate Insurance - Prior to September 1, 1993, Efrat Future Technology Ltd. ("Efrat"), a wholly-owned Israeli subsidiary, participated in an Israeli government program of exchange rate insurance that protected participating Israeli exporters from the loss that would otherwise result from an unanticipated widening of the gap between the inflation rate in Israel and the rate of devaluation of the Israeli currency relative to a weighted basket of currencies of Israel's major trading partners. At the end of each reporting period, the Company recorded on the accrual basis the impact of exchange rate insurance. This insurance program increased revenues by $440,000 and $251,000 in 1992 and 1993, respectively. This program was discontinued as of September 1993.

Other Intangible Assets - Licenses of patent rights and acquired "know-how" are recorded at cost and amortized using the straight-line method over the estimated useful lives of the related technology, not exceeding five years. Goodwill and other intangible assets associated with acquired subsidiaries are amortized over five to twelve years.

Earnings per Common and Common Equivalent Share - Earnings per common and common equivalent share is determined by using the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. The calculation of income per share assuming full dilution is antidilutive.

Reclassifications - Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

3. RESEARCH AND DEVELOPMENT

A significant portion of the Company's research and development operations are located in Israel where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. For the years 1992, 1993 and 1994, the Company's research and development activities included projects funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") and the Israel-United States Binational Industrial Research and Development Foundation ("BIRD-F") under which these funding organizations reimbursed a portion of the Company's research and development expenditures under approved project budgets. In 1993 and 1994, the Company's research and development activities also included projects funded by a Canadian government agency, which reimbursed a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS.

The Company is required to pay royalties to the respective funding organizations based on the sale of products incorporating technology developed in these projects (Note 16). In addition, under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval and the governments of the United States and Israel have certain nonexclusive, irrevocable, royalty-free licenses to use for all governmental purposes any inventions developed in the projects funded by BIRD-F.


4. SHORT-TERM INVESTMENTS

The Company classifies all of its marketable securities (including U.S. treasury bills) as available-for-sale securities. The following is a summary of available-for-sale securities as of December 31, 1994:

                                             Gross      Gross     Estimated
                                          Unrealized  Unrealized    Fair
                                 Cost        Gains      Losses      Value
                                -------   ----------  ----------  ---------
                                              (In thousands)
U.S. Treasury bills             $59,712(1)   $    -     $  327     $59,385
U.S. Treasury notes                 339                      2         337
U.S. corporate bonds                100                     10          90
                                -------     -------     ------     -------
 Total debt securities           60,151           -        339      59,812
                                -------     -------     ------     -------
Common stock                      6,481       1,553        556       7,478
Mutual funds investing in
 U.S. government and
 agencies obligations             2,085                    213       1,872
Preferred stock                   4,919          25        445       4,499
                                -------     -------     ------     -------
 Total equity securities         13,485       1,578      1,214      13,849
                                -------     -------     ------     -------

                                $73,636     $ 1,578     $1,553     $73,661
                                =======     =======     ======     =======

(1) Amount includes $58,649,000 of cost plus $1,063,000 accretion of discount included in interest and other income.

During 1994, the gross realized gains on sales of securities totaled approximately $264,000 and the gross realized losses totaled approximately $200,000.

The amortized cost and estimated fair value of debt securities at December 31, 1994, by contractual maturity, are as follows:

                                                        Estimated
                                               Cost     Fair Value
                                              -------   ----------
                                                 (In thousands)
Due in one year or less                       $59,712     $59,385
Due after one year through three years            100          98
Due after three years                             339         329
                                              -------     -------
                                              $60,151     $59,812
                                              =======     =======

5. INVENTORIES

Inventories consist of:

                                                 December 31,
                                              -------------------
                                               1993        1994
                                              -------     -------
                                                (In thousands)
Raw materials                                 $ 4,628     $ 7,196
Work in process                                 3,036       2,342
Finished goods                                  2,725       2,889
                                              -------     -------
                                              $10,389     $12,427
                                              =======     =======

6. BUSINESS ACQUISITIONS

In April 1994, the Company acquired the business and assets of the Joint Venture in return for its agreement to assume certain of the Joint Venture's liabilities. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The liabilities assumed exceeded the assets acquired by approximately $605,000 which has been assigned to other intangible assets and to be amortized over five years. The operating results of the acquired business are included in the Company's consolidated results of operations from April 1, 1994.

The Company acquired Startel Corporation, a California corporation that manufactures and markets real time transactional processing systems ("Startel"), in August 1992 by issuing 272,359 shares of Common Stock having a then fair market value of approximately $2,451,000 in exchange for 4,713,907 shares of Startel having a shareholders' deficiency of approximately $403,000. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The purchase price and expenses associated with the acquisition exceeded the net assets of Startel by approximately $3,322,000, of which $1,550,000 has been assigned to goodwill, $1,423,000 has been assigned to other identifiable intangible assets, and $349,000 has been assigned to fixed assets to be amortized over periods of ten, twelve and five years, respectively. The operating results of Startel are included in the Company's consolidated results of operations from August 1, 1992.

The Company acquired 51% of the shares of ASIC in April 1992 in exchange for 94,717 shares of Common Stock having a then fair market value of approximately $886,000, issued to the previously controlling shareholders of ASIC, and a cash equity investment in ASIC of $350,000. The acquisition has been accounted for by the purchase method of accounting. The purchase price and expenses associated with the acquisition exceeded the net assets of ASIC by approximately $893,000, which has been assigned to goodwill to be amortized over a period of ten years. The operating results of ASIC are included in the Company's consolidated results of operations from April 1, 1992.


7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

                             December 31,
                          -----------------
                           1993      1994
                          -------   -------
                           (In thousands)
Accounts payable          $ 7,116   $10,113
Accrued salaries              935     2,223
Accrued vacation              800     1,360
Accrued royalties             631     1,405
Other accrued expenses      1,785     2,807
                          -------   -------
                          $11,267   $17,908
                          =======   =======

8. 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES

On November 30, 1993, the Company issued $60 million of convertible subordinated debentures bearing interest at 5 1/4% per annum, payable semi-annually. The debentures mature on December 1, 2003. The debentures are convertible into shares of the Company's Common Stock on or after June 1, 1994 at a conversion price of $19.375 per share, subject to adjustment in certain events. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The debentures are redeemable at the option of the Company, in whole or in part, at prices decreasing from 102% of the face amount on December 1, 1996 to par on December 1, 1998. However, the Company's ability to redeem the debentures prior to December 1, 1998 is subject to certain restrictions related to the market price of the Company's Common Stock. The debenture holders may require the Company to repurchase the debentures at par in the event that the Common Stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company.

9. LIABILITY FOR SEVERANCE PAY

Liability for severance pay consists of the Company's unfunded liability for severance pay to employees of certain foreign subsidiaries and accrued severance to the Company's chief executive officer.

The Company's statutory obligation for severance pay to employees of Israeli subsidiaries is determined on the basis of each individual's current salary and length of employment. Funding is currently provided primarily by premiums paid by the Company to insurance providers.

The Company is obligated under an agreement, which was amended during 1994, with its chief executive officer to provide a severance payment upon the termination of his employment with the Company. The severance payment will be $60,000 per year of employment, which amount is increased by 5% per annum, compounded for each year of employment commencing with 1995. Approximately $660,000 and $720,000 has been accrued as of December 31, 1993 and 1994, respectively, relating to this liability.


10. RELATED PARTIES

The Company paid or accrued legal fees to one of its directors in the amounts of $325,000, $329,000 and $309,000 in 1992, 1993 and 1994, respectively.

Accounts receivable includes $886,000 due from the Joint Venture at December 31, 1993. Sales include $401,000 to the Joint Venture during 1993.


11. CAPITAL STOCK

In December 1994, the authorized shares of Common Stock of Comverse were increased from 25,000,000 to 100,000,000.

In April 1993, Comverse issued 3,105,000 shares of Common Stock through a public offering. The net proceeds from the issuance were $44,862,000.

See Note 6 and Note 12, respectively, concerning shares issued in connection with acquisition transactions and upon the exercise of stock options and stock purchase warrants. At December 31, 1994, there were 3,096,774 shares of Common Stock reserved for conversion of the 5 1/4% convertible subordinated debentures and 2,455,755 shares of Common Stock reserved for exercise of outstanding stock options.

Comverse has granted to certain holders of its equity securities the right to cause the Company to register such securities under applicable Federal and state securities laws to permit the public sale of such securities upon the request of such holders.

12. STOCK OPTIONS AND WARRANTS

Employee Stock Options - At December 31, 1994, 2,455,755 shares of Common Stock were reserved for issuance upon the exercise of options then outstanding and 610,225 shares of Common Stock were available for future grant under Comverse's Stock Option Plans, under which options may be granted to key employees, directors other than employees and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in annual increments over periods of up to four years from the date of grant or the date of commencement of the grantee's employment with the Company.

The changes in the number of shares subject to outstanding options were as follows:

                                                         Year Ended December 31,
                                             ----------------------------------------------
                                                 1992             1993             1994
                                                 ----             ----             ----

Outstanding at beginning of year              1,463,603         1,462,656         1,746,072
Granted during the year                         261,500           432,500         1,176,000
Exercised during the year                      (223,547)         (115,748)          (85,649)
Canceled, terminated and expired                (38,900)          (33,336)         (380,668)
                                             ----------       -----------       -----------

Outstanding at end of year                    1,462,656         1,746,072         2,455,755
                                             ==========       ===========       ===========

Aggregate exercise price                     $5,028,000       $10,220,000       $16,626,477
                                             ==========       ===========       ===========

At an exercise price range per share of  $0.94 to $7.66   $0.94 to $18.50   $0.94 to $18.50
                                         --------------   ---------------   ---------------

At December 31, 1994, options to purchase an aggregate of 1,246,172 shares were vested and currently exercisable under the option plans and options to purchase an additional 1,209,583 shares vest at various dates extending through 1998.

Options on Subsidiary Shares - Comverse has granted to certain key executives of the Company options to acquire shares of certain subsidiaries, other than Efrat, as a means of providing incentives directly tied to the performance of those subsidiaries for which different executives have direct responsibility. Such options, which upon exercise would represent 9.1% to 19.5% of the outstanding shares of each subsidiary, have terms of ten years and become exercisable and vest in equal ratable annual increments over periods ranging from three to five years from the first anniversary of the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis by the Board of Directors. The aggregate exercise price of these options at December 31, 1994 was approximately $3,177,000. Upon the exercise in whole or in part of any option, Comverse will receive an irrevocable proxy to vote the underlying shares and a right of first refusal to purchase the shares upon any proposed sale, transfer or other disposition, until such time as the shares shall have been sold in a bona fide open market transaction.

Other Options and Warrants - During 1992, 1993 and 1994, Comverse issued an aggregate of 2,243,054, 118,540 and 197 shares of Common Stock, respectively, upon the exercise of stock purchase warrants and stock options (other than employee stock options) at prices ranging from $1.02 to $7.00 per share for an aggregate amount of $7,352,000 in 1992, $1.02 to $3.00 per share for an aggregate amount of approximately $300,000 in 1993 and at $2.18 per share for an aggregate amount of approximately $400 in 1994. At December 31, 1994, there were no warrants or other options (other than employee stock options) outstanding.


13. FOREIGN OPERATIONS

Condensed net assets, exclusive of intercompany balances, applicable to all foreign operations, principally located in Israel, included in the consolidated balance sheet, are summarized as follows:

                                        December 31,
                                     ------------------
                                       1993      1994
                                       ----      ----
                                      (In thousands)
Current assets                       $16,514    $32,207
Property and equipment, net            3,899      6,251
Software development costs, net        4,368      5,863
Other assets                               -        276
                                     -------    -------

  Total assets                        24,781     44,597
                                     -------    -------

Current liabilities                    8,540     12,638
Other liabilities                        817      1,307
                                     -------    -------

  Total liabilities                    9,357     13,945
                                     -------    -------

    Net assets                       $15,424    $30,652
                                     =======    =======

Condensed operating information, exclusive of intercompany transactions, applicable to all foreign operations, principally located in Israel, in the consolidated statements of income, is summarized as follows:

                                  Year Ended December 31,
                               -----------------------------
                                1992       1993       1994
                                ----       ----       ----
                                      (In thousands)
Total revenues                 $15,535    $25,670    $42,661
Costs and expenses              15,971     26,194     40,546
                               -------    -------    -------
Operating (loss) income        $  (436)   $  (524)   $ 2,115
                               =======    =======    =======

The operating results shown above reflect the inclusion in costs and expenses of fixed charges incurred by Comverse's foreign subsidiaries necessary to support a level of activity which is greater than that shown in the table due to the exclusion of intercompany revenue. Foreign operations in 1992 and 1993 were profitable when intercompany transactions are included.


14. INCOME TAXES

The provision for income taxes consists of the following:

                                          Year Ended December 31,
                                         -------------------------
                                          1992      1993     1994
                                          ----      ----     ----
                                              (In thousands)
Current:
Federal                                  $  780    $  682   $  667
State                                        65       176      284
Foreign                                     731       821      720
                                         ------    ------   ------
                                          1,576     1,679    1,671
                                         ------    ------   ------
Deferred (benefit):
Federal                                       -       (31)       -
State                                         -        (4)       -
Foreign                                     211       (31)      44
                                         ------    ------   ------
                                            211       (66)      44
                                         ------    ------   ------
                                          1,787     1,613    1,715
Less credit from utilization of net
 operating loss carryforward                  -       592        -
                                         ------    ------   ------
                                         $1,787    $1,021   $1,715
                                         ======    ======   ======

In 1992, the utilization of net operating loss carryforwards of $788,000 was included as an extraordinary item in the consolidated statements of income.

The reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                       1992      1993     1994
                                                       ----      ----     ----
U.S. Federal statutory rate                             34%       35%      35%
Consolidated worldwide income
 in excess of U.S. income                              (24)      (34)     (36)
Foreign income taxes                                    14         6        6
Utilization of net operating loss carryforward         (12)       (4)       -
Other                                                    3         4        8
                                                       ---       ---      ---
Company's effective tax rate                            15%        7%      13%
                                                       ===       ===      ===

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset and liability at December 31, 1993 and 1994 are as follows:

                                                               1993         1994
                                                               ----         ----
                                                                 (in thousands)
Deferred tax liability:
 Expenses deductible for tax purposes and
  not for financial reporting purposes                       $   187       $   275
                                                             =======       =======

Deferred tax asset:
 Reserves not currently deductible                           $ 1,789         1,763
 Tax loss carryforwards                                        2,294         2,261
 Inventory capitalization                                         95           589
 Other                                                            -            283
                                                             -------       -------
                                                               4,178         4,896

Less: valuation allowance                                     (3,645)       (4,309)
                                                             -------       -------

Deferred tax asset                                           $   533       $   587
                                                             =======       =======

At December 31, 1994, the Company had net operating loss carryforwards for U.S. income tax reporting purposes resulting from employees' exercise of stock options of approximately $3,900,000 expiring in various periods through 2009. Utilization of such net operating loss carryforwards will increase Additional Paid-in Capital.

At December 31, 1994, Startel had net operating loss carryforwards of approximately $2,200,000 for U.S. income tax reporting purposes expiring in various periods through 2005 which may be used to reduce future U.S. taxable income of Startel. The Company is limited to utilizing approximately $150,000 per year of Startel's net operating loss carryforwards by Section 382 of the Internal Revenue Code. Utilization of such set operating loss carryforwards will reduce goodwill.

Income tax has not been provided on unrepatriated earnings of foreign subsidiaries as currently it is the intention of the Company to reinvest such foreign earnings in their operations.


15. BUSINESS SEGMENT INFORMATION

The Company is engaged in one business segment: the design, development, manufacture, marketing and support of special purpose computer and telecommunications systems for multimedia communications and information processing applications.

Sales to major customers and sales by geographic regions, as a percentage of total sales, for the years ended December 31, 1992, 1993 and 1994 were as follows:

Major Customers -
                                                 1992         1993
                                                 ----         ----
North American Government agency                  16%          11%
Other Government agency                            -           20%
Far East customer                                  -           10%

In 1994, no customer constituted more than 10% of sales.


Geographic Regions -

                                    1992        1993        1994
                                    ----        ----        ----
North America                        47%         37%         37%
Europe                               22%         33%         22%
Far East/Australia                    8%         19%         24%
Latin America                         7%          3%          9%
Israel                               16%          8%          6%

Africa                                -           -           2%
                                    ---         ---         ---

Total                               100%        100%        100%
                                    ===         ===         ===

16. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $848,000, $1,395,000 and $1,951,000 in 1992, 1993, and 1994,
respectively.

As of December 31, 1994, the annual minimum rent obligations of the Company were approximately as follows:

                     Amount
                 (In thousands)
                 --------------
       1995          $1,992
       1996           1,522
       1997           1,032
       1998             933
       1999             593
                     ------

                     $6,072
                     ======

Employment Agreements - The Company is obligated under employment contracts with its chief executive officer providing salary, minimum bonuses, and fringe benefits through June 30, 1999. Minimum salary payments under the contracts currently amount to $336,000 per year and aggregate $1,428,000 through June 30, 1999. The executive is entitled to annual bonuses equal to at least 3% of the Company's consolidated after tax net income during each year. Upon termination or expiration of the term of employment, the executive is entitled to receive a severance payment equal to $60,000 for each year of his previous and current employment with the Company, which is increased by the rate of 5% per annum compounded for each year of employment commencing with 1995 (See Note 9), plus continued employment-related benefits for the period of 36 months thereafter.
If the termination of employment results from a unilateral termination or fundamental breach of the agreement by the Company, or the resignation of the executive within six months following a change in control of the Company not approved by the executive in his capacity as a director of Comverse, the executive is entitled to an additional payment equal to 299% of the average annual cash compensation, including salary and any bonus payments, received by the executive from the Company during the three immediately preceding fiscal years, plus an amount equal to the income tax resulting from such payment.

The Company is obligated under agreements with the chief executive officer of ASIC providing for his employment for a period of five years ending April 14, 1997 with a base annual compensation of approximately $87,000, subject to annual adjustment to reflect increases in the Canadian consumer price index. The officer's employment can be terminated by the Company on notice of at least 180 days. Upon such termination, unless it is due to specified contractual defaults by the officer, the Company is obligated to continue his compensation payments for the period of 24 months following the effective date of termination, and, in the event of such termination, the death or permanent disability of the officer during the term of his employment or the failure of the Company to offer a renewal of employment on reasonable terms at the expiration of the current agreement, the Company is also obligated to repurchase shares of ASIC at the time owned by the officer or certain of his affiliates. The repurchase price, which varies with the circumstances of termination and the financial results and condition of ASIC, would amount to approximately $905,000 as of December 31, 1994.

Most other employment agreements of the Company are terminable with or without cause with prior notice of 60 days or less.

Licenses and Royalties - The Company licenses certain technology, "know-how," software and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements entered into in connection with research and product development activities. The Company currently pays royalties on the sale of substantially all of its TRILOGUE and AUDIODISK product lines in varying amounts based upon the revenues attributed to the various components of such products. Royalties typically range from approximately 1.5% to 5% of net sales of the related products and, in the case of royalties due to government funding sources in respect of research and development projects, are required to be paid until the funding organization has received total royalties ranging from 100% to 150% of the amounts received by the Company under the approved project budgets.

Dividend Restrictions - The ability of Comverse's Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that cash dividends may be paid by an Israeli corporation only out of retained earnings as determined for statutory purposes in Israeli currency. In the event of further devaluation of Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years' earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to foreign residents are subject to withholding of Israeli income tax at source at a rate of up to 15%, depending on the particular facilities which have generated the earnings that are the source of the dividends. In addition, Efrat is subject to contractual restrictions prohibiting it from paying dividends exceeding 75% of its profits.

Guaranties - The Company has obtained bank guaranties primarily for performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $5,649,000 at December 31, 1994, are to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 1995.

Litigation - The Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements.


17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                  December 31, 1994
                                                ---------------------
                                                Carrying   Estimated
                                                 Amount    Fair Value
                                                --------   ----------
                                                   (In thousands)

Liabilities:
 5 1/4% convertible subordinated debentures      $60,000     $48,000

Off-balance sheet financial instruments:
Foreign exchange forward contracts
 used for hedging purposes                             -     $     1

Cash and Cash Equivalents, Bank Time Deposits, Short-Term Investments, Accounts Receivable, Long-Term Receivables, and Accounts Payable - The carrying amounts of these items are a reasonable estimate of their fair value.

Convertible Subordinated Debentures and Foreign Exchange Forward Contracts - The fair value of these securities is estimated based on quoted market prices or recent sales for those or similar securities.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

18. SUBSEQUENT EVENTS

In February 1995, the Company acquired 21.8% of DCL Technologies Ltd. ("DCL") for approximately $2,450,000. DCL is a developer of advanced software-based products and solutions, with specialized expertise in communications processing. The Company will account for this investment under the equity method.

19. QUARTERLY INFORMATION (UNAUDITED)

The following table shows selected results of operations for each of the quarters during 1993 and 1994.

                                                             Fiscal Quarter Ended
                                 March 31   June 30   Sep. 30  Dec. 31  March 31  June 30  Sept. 30  Dec. 31
                                   1993      1993      1993      1993     1994     1994      1994     1994
                                 --------   -------   -------  -------  --------  -------  --------  -------
                                                  (In thousands, except per share amounts)
Sales                            $14,017   $17,033  $17,958  $18,701   $20,371  $22,995   $24,632   $24,690
Interest and Other Income            520       460      646    1,103     1,098    1,362     1,451     2,244
                                 -------   -------  -------  -------   -------  -------   -------   -------
 Total Revenues                  $14,537   $17,493  $18,604  $19,804   $21,469  $24,357   $26,083   $26,934
                                 =======   =======  =======  =======   =======  =======   =======   =======

Gross profit                     $ 8,363   $10,044  $10,905  $10,908   $ 8,740  $13,299   $14,209   $14,235
Net income                       $ 2,437   $ 3,064  $ 3,515  $ 3,691   $ 2,457  $ 2,837   $ 3,111   $ 3,365
                                 =======   =======  =======  =======   =======  =======   =======   =======

Earnings per common and
 common equivalent share           $0.14     $0.15    $0.17    $0.18     $0.12    $0.14     $0.15     $0.16
                                 =======   =======  =======  =======   =======  =======   =======   =======

Weighted average number of
 common and common
 equivalent shares
 outstanding                      17,443    20,174   20,708   20,827    20,822   20,663    20,694    20,975
                                 =======   =======  =======  =======   =======  =======   =======   =======

   The difference between income per share for 1993 and the sum of the income per share for the quarters comprising the year is due to differences in the calculation of the weighted average number of shares outstanding over the respective periods and rounding adjustments.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMVERSE TECHNOLOGY, INC.
                                      (Registrant)

                             By: /s/ KOBI ALEXANDER
                                 -------------------------
                                 Kobi Alexander, President

Date:  March 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ KOBI ALEXANDER                      March 27, 1995
------------------
Kobi Alexander, President,
Chairman of the Board and
Chief Executive Officer;
Director


/s/ IGAL NISSIM                         March 27, 1995
---------------
Igal Nissim, Vice President,
Finance and Chief Financial
Officer


/s/ ZVI ALEXANDER                       March 27, 1995
-----------------
Zvi Alexander, Director


/s/ SAM OOLIE                           March 27, 1995
-------------
Sam Oolie, Director


/s/ JOHN H. FRIEDMAN                    March 27, 1995
--------------------
John H. Friedman, Director


/s/ WILLIAM F. SORIN                    March 27, 1995
--------------------
William F. Sorin, Director


/s/ YECHIAM YEMINI                      March 27, 1995
------------------
Yechiam Yemini, Director

Exhibit
Number      Description
------      -----------

3(A)(2) Certificate of Amendment of Certificate of Incorporation effective January 12, 1995.

4(A)(2)     Excerpt from Certificate of Amendment
            of Certificate of Incorporation effective
            January 12, 1995.

10(18) Employment Agreement effective as of July 1, 1994 by and between Comverse Technology, Inc. and Kobi Alexander.

10(19)      1994 Stock Option Plan.

21          Subsidiaries of the Registrant.

27          Financial Data Schedule.