Form 10-K405/A
period 1994-12-31
COMVERSE TECHNOLOGY INC/NY/
filed 1995-04-28
CIK 803014

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                              AMENDMENT NO. 1 TO

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

          Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
                   Title of each class  on which registered
                   -------------------  --------------------

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

                              Yes: [X]    No: [_]


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      [X]


The aggregate market value of the voting stock held by non-affiliates of the registrant on April 25, 1995 was approximately $275,000,000. The closing price of the registrant's Common Stock on the NASDAQ National Market System on April 25, 1995 was $14-3/4 per share.

There were 19,939,592 shares of the registrant's Common Stock outstanding on April 25, 1995.


                      DOCUMENTS INCORPORATED BY REFERENCE

None.



                             --------------------


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


                             --------------------


TRILOGUE is a registered trademark and TRILOGUE INfinity and AUDIODISK are trademarks of the Company.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding the directors and executive officers of the Company. Each director has been elected to serve until the next annual meeting of shareholders and each executive officer serves at the discretion of the Board of Directors.

Name                         Age  Position with the Company
- ----                         ---  -------------------------
Kobi Alexander(1)(2)          42  President, Chairman of the Board of Directors, Chief Executive Officer and Director
Carmel Vernia                 42  Chief Operating Officer; Managing Director of Efrat Future Technology Ltd.
Igal Nissim                   39  Vice President-Finance and Chief Financial Officer
Zvi Alexander                 72  Director
John H. Friedman(2)(3)(4)     41  Director
Sam Oolie(1)(2)(3)(4)         58  Director
William F. Sorin(1)(4)        46  Secretary and Director
Yechiam Yemini(1)(3)          47  Director

- ------------
(1)  Member of Executive Committee of the Board of Directors.
(2)  Member of Audit Committee of the Board of Directors.
(3)  Member of Remuneration and Stock Option Committee of the Board of
     Directors.
(4) Member of Corporate Planning and Structure Committee of the Board of Directors.


Background of Directors and Executive Officers

Kobi Alexander.  Mr. Alexander has served as Chairman of the Board of Directors
- --------------
of the Company since September 1986, as President and Chief Executive Officer since April 1987 and as a director of the Company since its formation. Mr. Alexander also served as Co-Managing Director of the Company's wholly-owned Israeli subsidiary, Efrat Future Technology Ltd. ("Efrat") from its formation in 1982 until October 1986, and currently serves as Chairman of the Board of Directors of Efrat. From October 1984 to September 1986, Mr. Alexander served as Co-Chairman and Co-Chief Executive Officer of the Company. Prior to the formation of Efrat, in 1980 and 1981, Mr. Alexander served as an independent financial and business consultant to a number of multinational corporations. Between 1978 and 1980, Mr. Alexander worked in the Corporate Finance Department of Shearson Loeb Rhoades (currently Smith Barney Shearson). Mr. Alexander received a B.A., magna cum laude, in Economics from the Hebrew University of Jerusalem in 1977, and an M.B.A. in Finance from New York University in 1980.
He has served as the Chairman of the High-Tech Research and Development Section of the Israeli Association of Industrialists.

Carmel Vernia.  Mr. Vernia serves as Chief Operating Officer of the Company and
- -------------
as Managing Director of Efrat, where he has been employed since 1984 in various capacities, including Vice President, Manager of the Government Systems Division and Manager of the Research and Development Division. Prior to joining Efrat, he was employed by Elco Ltd. in Israel, where he headed the development of advanced perimeter intrusion detection systems. Between 1980 and 1982, Mr. Vernia was employed by Intel Corporation in Santa Clara, California, where he served as applications engineer for digital signal processing, digital telephony and data communications products. He received a B.Sc. in Electrical Engineering from the Technion, Israel Institute of Technology, in 1974 and a M.Sc. in Electrical and Computer Engineering from the University of California at Davis in 1980.

Igal Nissim.  Mr. Nissim has been employed by the Company since May 1986 and has
- -----------
served as Vice President-Finance and Chief Financial Officer of the Company since January 1993. He previously served as Chief Financial Officer of Efrat. Prior to joining the Company, he was employed by Gadot Industrial Enterprises Ltd. for a period of two years as deputy controller, responsible for financial and cost accounting. Mr. Nissim is a Certified Public Accountant in Israel and was employed for four years with Kesselman & Kesselman, one of the largest accounting firms in Israel. He received a B.A. in Economics and Accounting from Tel Aviv University in 1981.

Zvi Alexander.  Mr. Alexander has been a director of the Company since August
- -------------
1989. Mr. Alexander has been actively engaged in the energy industry for more than 30 years. He served as Chief Executive Officer of the Israeli National Oil Company and its successor from 1966 through 1976, and subsequently engaged in activities in the energy industry as a consultant and independent entrepreneur. He is currently Chairman of A&T Exploration Company Ltd. Zvi Alexander is the father of Kobi Alexander and the father-in-law of Yechiam Yemini.

John H. Friedman.  Mr. Friedman was elected a director of the Company on June
- ----------------
29, 1994. He is the Managing Director of Easton Capital Corporation, a private investment firm founded by Mr. Friedman in 1991. From 1989 to 1991, Mr. Friedman was a Managing Director of Security Pacific Capital Investors. Prior to joining that firm, he was a Managing Director of E. M. Warburg, Pincus & Co., Inc., where he was employed from 1981 to 1989. From 1978 to 1980, Mr. Friedman practiced law with the firm of Sullivan & Cromwell in New York City. Mr. Friedman is also a director of Alliance Entertainment Corporation. Mr. Friedman received a B.A., magna cum laude, from Yale University and a J.D. from Yale Law School.

Sam Oolie.  Mr. Oolie has been a director of the Company since May 1986.  He has
- ---------
been Chairman of Oolie Enterprises, an investment company, since July 1985. He also has served as a director of CFC Associates, a venture capital firm, since January 1984 and as Chairman of New Thermal Corp., an extruder of plastic profiles for the window industry, since January 1991. He was Chairman of The Nostalgia Network, a cable television network, from April 1987 to January 1990 and was Vice Chairman and director of American Mobile Communications, Inc., a cellular telephone company, from February 1987 to July 1989. From February 1962 to July 1985, Mr. Oolie was Chairman, Chief Executive Officer and a director of Food Concepts, Inc., a provider of food services to institutions and hospitals. Mr. Oolie also serves as a director of Avesis, Inc., PNF Industries, Inc., Wayfinder, Inc. and Noise Cancellation Technologies, Inc. Mr. Oolie received a B.Sc. from Massachusetts Institute of Technology in 1958 and an M.B.A. from Harvard Business School in 1961.

William F. Sorin.  Mr. Sorin, who has served as a director and the Corporate
- ----------------
Secretary of the Company since its formation, is an attorney engaged in private practice and is general counsel to the Company. Mr. Sorin received a B.A. from Trinity College in 1970 and a J.D., cum laude, from Harvard Law School in 1973.

Yechiam Yemini.  Professor Yemini, a director of the Company from October 1984
- --------------
to May 1986 and since May 1987, has been Chief Scientific Advisor to the Company since its formation. He has been a professor in the computer science department of Columbia University since 1980, where he is leading research projects in the areas of distributed computing and communications and network management systems. Professor Yemini received a Ph.D. in Computer Science from UCLA in 1978 in the area of computer networking. Professor Yemini is the brother-in-law of Kobi Alexander and the son-in-law of Zvi Alexander.


Committees of the Board of Directors

The Board of Directors has four standing committees. The Executive Committee is empowered to exercise the full authority of the Board of Directors in circumstances when convening the full board is not practicable. The Audit Committee is responsible for reviewing audit procedures and supervising the relationship between the Company and its independent auditors. The Remuneration and Stock Option Committee is responsible for approving compensation arrangements for senior management of the Company and administering the Company's stock option plans. The Corporate Planning and Structure Committee reviews and makes recommendations to the board concerning issues of corporate structure and planning, including the formation and capitalization of subsidiaries of the Company, the structure of acquisition transactions, the terms of any stock options and other compensation arrangements in respect of subsidiaries of the Company, situations that might involve conflicts of interest relative to the Company and its subsidiaries and the terms of significant transactions between the Company and its subsidiaries.


Item 11. Executive Compensation.

The following table presents summary information regarding the compensation paid or accrued by the Company for services rendered during the years 1992, 1993 and 1994 by those of its executive officers whose salary and bonus compensation during 1994 exceeded $100,000:


                          SUMMARY COMPENSATION TABLE

                                                                               Long-Term
                                                                              Compensation
                                          Annual Compensation                    Stock
Name and                      -------------------------------------------        Option        All Other
Principal Position               Year         Salary(1)       Bonus(2)        Grants(3)(4)  Compensation(5)
- ------------------               ----         ---------       --------        ------------  ---------------
Kobi Alexander                   1994         $348,643         $364,020        500,000          $102,877
President, Chief Executive       1993         $339,683         $425,000              -          $238,247
Officer and Chairman of          1992         $258,701         $420,475              -          $195,775
the Board of Directors

Carmel Vernia                    1994         $121,436         $100,000        200,000          $ 30,973
Chief Operating Officer(6)       1993         $100,513         $ 40,000         25,000          $ 23,065
Managing Director, Efrat         1992         $ 87,132         $ 30,000              -          $ 19,859

Igal Nissim                      1994         $101,480         $ 17,500         10,000                 -
Chief Financial Officer(7)       1993         $ 90,000         $ 15,000         10,000                 -
                                 1992         $ 69,111                -              -          $ 11,129

- ------------
                                        (Footnotes appear on the following page)

(Footnotes to table on preceding page)

(1)  Includes salary and payments in lieu of earned vacation.
(2) Includes bonuses accrued for services performed in the year indicated, regardless of the year of payment.
(3) Number of shares subject to options has been adjusted to reflect the one-for-ten combination, or "reverse split", of the Company's shares on February 26, 1993.
(4) See also "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares."
(5) Consists of miscellaneous items not exceeding $10,000 in the aggregate for any individual, premium payments and contributions under executive insurance and training plans and, in the case of Mr. Alexander, $60,000, $211,000 and $181,000 accrued in 1994, 1993 and 1992, respectively, for payments due on termination of employment pursuant to the terms of his employment agreements with the Company.
(6) Mr. Vernia was appointed Chief Operating Officer of the Company effective January 1, 1994.
(7) Mr. Nissim was appointed Chief Operating Officer of the Company effective January 1, 1993.

The following table sets forth information concerning options granted during 1994 to the executive officers of the Company under its employee stock option plans:


                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         Potential Realizable Value
                                                                                         Assumed Annual Rates of
                                                                                         Stock Price Appreciation
                                     Individual Grants                                   For Option Term*
- ---------------------------------------------------------------------------------------  --------------------------
                                        Percent of
                                        Total
                                        Options
                            Number of   Granted to  Exercise
                            Shares      Employees   Price
                            Subject to  in Fiscal   Per              Expiration
Name                        Option      Year        Share            Date                      5%          10%
- ----                        ----------  ----------  --------         ----------                --          ---
Kobi Alexander                 500,000      42.5%           $10.000  September 22, 2004  $3,144,473   $7,968,712
Carmel Vernia                  200,000      17.0%           $10.000  September 22, 2004  $1,257,789   $3,187,485
Igal Nissim                     10,000       0.9%           $10.000  September 22, 2004  $   62,889   $  159,374

- ------------
* Represents the gain that would be realized if the option were held for its entire ten-year term and the value of the underlying shares increased at compounded annual rates of 5% and 10% from the fair market value at the date of option grant.

Each of these options has a term of ten years and becomes exercisable and vests in annual increments over periods of up to four years from the year of grant. The exercise price of each option is equal to the fair market value of the underlying shares at the date of grant.

The following table sets forth certain information concerning options granted during the past three fiscal years to the above-named executive officers of the Company under its employee stock option plans:


                STOCK OPTION GRANTS IN LAST THREE FISCAL YEARS

                                        Percent of
                                        Total
                                        Options
                           Number of    Granted to  Exercise
                           Shares       Employees   Price
Year of                    Subject to   in Fiscal   Per                 Expiration
Grant    Name              Option       Year        Share               Date
         ----              ----------   ----------  --------            ----------
1994:
         Kobi Alexander       500,000        42.5%             $10.000  September 22, 2004
         Carmel Vernia        200,000        17.0%             $10.000  September 22, 2004
         Igal Nissim           10,000         0.9%             $10.000  September 22, 2004

1993:
         Kobi Alexander             -           -                    -                   -
         Carmel Vernia         25,000         6.1%             $13.375  September 15, 2003
         Igal Nissim           10,000         2.4%             $13.375  September 15, 2003

1992:
         Kobi Alexander             -           -                    -                   -
         Carmel Vernia              -           -                    -                   -
         Igal Nissim                -           -                    -                   -

The following table sets forth, as to each executive officer identified above, the number of unexercised options held at December 31, 1994, currently exercisable and subject to future vesting, and the value of such options based on the closing price of the underlying shares on the NASDAQ National Market System at that date, net of the associated exercise price. No options were exercised by the executive officers of the Company during 1994.


                   OPTION EXERCISES AND YEAR-END VALUE TABLE

Aggregate Option Exercises in 1994 and
Value of Unexercised Options at December 31, 1994

                                          Number of Unexercised         Value of Unexercised
                   Shares                 Options Held                  In-the-Money Options
                   Acquired               at December 31, 1994          Held at December 31, 1994
                   on          Value      ----------------------------  --------------------------
Name               Exercise    Realized   Exercisable    Unexercisable  Exercisable  Unexercisable
- ----               --------    --------   -----------    -------------  -----------  -------------
Kobi Alexander         -         -           563,750         500,000     $5,329,506     $937,500
Carmel Vernia          -         -           150,000         125,000     $  648,750     $187,500
Igal Nissim            -         -             2,000          20,000     $   19,350     $ 18,750

See "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares" for information regarding the grant to certain executive officers of options to purchase shares of subsidiaries of the Company.


Employment Agreements

Mr. Alexander serves as Chairman of the Board, President and Chief Executive Officer of the Company under an agreement extending through June 30, 1999 at a current base annual salary of $293,600. Pursuant to the agreement, Mr. Alexander received bonus compensation of $364,020 for services rendered during 1994 and is entitled to receive bonus compensation in 1995 and succeeding years in an amount to be negotiated annually, but not less than 3% of the Company's consolidated after tax net income in each year. Mr. Alexander also receives various supplemental medical, insurance and other personal benefits from the Company under the terms of his employment, including the use of an automobile leased by the Company.

Upon the termination of his employment with the Company for any reason, Mr. Alexander is entitled to receive a severance payment in an amount equal to $60,000 times the number of years (plus any partial years) of his employment by the Company commencing with 1983, increased by 5% per annum starting in 1995, plus continued employment-related benefits for the period of 36 months following termination. In the event that Mr. Alexander's employment is terminated by the Company without cause, by Mr. Alexander as a result of a material breach by the Company of its obligations under the agreement or by his resignation within the period of six months following a change in control of the Company, Mr. Alexander is entitled to an additional severance payment equal to 299% of the average annual cash compensation (including salary and any bonus payments) received by him from the Company during the most recent three fiscal years plus an amount equal to the income tax liability to Mr. Alexander resulting from such payment. The agreement also requires the Company to grant to Mr. Alexander an option to purchase up to 7.5% of the shares of each subsidiary of the Company, other than Efrat, for a price equal to the greater of the fair market value or the book value of such shares at the date of option grant.

Mr. Alexander serves as Chairman of the Board of Efrat under an agreement that extends through July 31, 1997 at a current basic salary (the "Basic Salary") of $3,500 per month. Efrat has also agreed to reimburse Mr. Alexander for certain business-related expenses, to provide him with the use of a company-owned automobile and to pay certain amounts for his account into defined contribution insurance and training funds in Israel. In addition, if Mr. Alexander conducts business activities abroad, including in the United States, Efrat is required to bear his reasonable lodging and living expenses, which shall in any event be not less than the per diem allowance customarily provided to senior executive managers of Israeli companies, and if the period of his stay abroad is in excess of eight weeks, his Basic Salary during such period shall be increased to an amount which will support a standard of living comparable to that provided in Israel by the Basic Salary and other benefits afforded under the agreement. Efrat is also required to pay any taxes incurred by Mr. Alexander in respect of benefits provided to him under the agreement and certain professional fees incurred for the benefit of Mr. Alexander. In the event that Efrat unilaterally terminates or fundamentally breaches the agreement, it must pay, as liquidated damages, an amount equal to the Basic Salary due for the remainder of the term of the agreement plus an amount equal to the present value of all non-monetary benefits under the agreement. The present value of the non-monetary benefits under the agreement is not readily determinable but is estimated at approximately 25% of such salary.

Mr. Vernia is employed as Managing Director of Efrat and Chief Operating Officer of the Company under an agreement providing for a base monthly salary at a current rate of

32,319 Israeli shekels, subject to Israeli statutory cost of living adjustment (resulting in a current annual salary equal to approximately $130,144) and an annual bonus in an amount to be determined. The agreement may be terminated by either party only with prior notice of at least one year. Mr. Vernia is entitled under the agreement to receive various insurance and supplemental benefits and the use of an automobile owned or leased by Efrat. Mr. Nissim receives a base annual salary from the Company of $100,170 and incidental benefits, including the use of an automobile leased by the Company.


Compensation of Directors

Each director who is not an employee of the Company or otherwise compensated by the Company for services rendered in another capacity, and whose position on the Board of Directors is not attributable to any contract between the Company and such director or any other entity with which such director is affiliated, receives compensation in the amount of $2,250 for each meeting of the Board of Directors and of certain committees of the Board of Directors attended by him during the year. Each of such eligible directors is also entitled to receive an annual stock option grant under the Company's Stock Option Plans entitling him to purchase 6,000 shares of Common Stock at a price per share equal to the fair market value of the Common Stock as reported on the NASDAQ System on the date two business days after the publication of the audited year-end financial statements of the Company. Such options are subject to forfeiture to the extent of 1,200 shares per meeting in the event that the option holder, during the year of grant, fails to attend at least five meetings of the Board of Directors and any of its committees of which the option holder is a member. Each director who resides outside of the United States and is not an officer or employee of the Company is entitled to reimbursement of expenses incurred for attendance at meetings of the Board, up to the amount of $2,000 for each meeting attended.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the beneficial ownership of shares of Common Stock on the part of the executive officers and directors of the Company and all persons known by the Company to be beneficial owners of more than five percent of the outstanding Common Stock as at April 25, 1995.

                                                                     Number of        Percent
                                                                     Shares           of Total
                                                                     Beneficiall      Outstanding
Beneficial Owner                  Relationship with the Company      Owned            Shares(1)
- ----------------                  -----------------------------      ------------     -----------
Kobi Alexander                    President, Chairman of the
                                  Board, Chief Executive Officer
                                  and Director                       1,092,385(2)     5.3%
Ascom Holding Inc.                Shareholder                        1,010,000(3)     5.1%
Carmel Vernia                     Chief Operating Officer              158,748(4)      *
Igal Nissim                       Vice President-Finance and
                                  Chief Financial Officer                2,000(5)(6)   *
Zvi Alexander                     Director                              14,000(5)      *
John H. Friedman                  Director                               2,000(5)      -
Sam Oolie                         Director                              16,000(5)      *
William F. Sorin                  Secretary and Director                25,000(5)      *
Yechiam Yemini                    Director                              23,000(7)      *
All directors and executive
  officers as a group (8 persons)                                    1,333,133(8)     6.4%

- ------------
*    Less than 1%.
(1) Based on 19,939,592 shares of Common Stock issued and outstanding on April 25, 1995, excluding, except as otherwise noted, shares of Common Stock issuable upon the exercise of outstanding stock options.
(2) Includes 50,000 shares held directly by Mr. Alexander, 563,750 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 25, 1995 and 478,635 shares held by other persons, which Mr. Alexander has the sole right to vote pursuant to a proxy. Does not include 500,000 shares issuable upon the exercise of options that were not exercisable at or within 60 days after April 25, 1995.
(3) Ascom Holding Inc. ("Ascom"), 19 Forest Parkway, Shelton, CT 06484, is a wholly-owned subsidiary of Ascom Holding AG, a Swiss telecommunications company. Decisions concerning the voting and disposition of shares held by Ascom are made by its Board of Directors.
(4) Includes 150,000 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 25, 1995. Does not include 125,000 shares issuable upon the exercise of options that were not exercisable at or within 60 days after April 25, 1995.
(5) Consists solely of shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 25, 1995.
(6) Does not include 20,000 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after April 25, 1995.
(7) Includes 16,000 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 25, 1995.
(8) Includes 788,750 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 25, 1995. Does not include 645,000 shares issuable upon the exercise of options that were not exercisable at or within 60 days after April 25, 1995.


Options to Purchase Subsidiary Shares

The Company has granted to certain key executives options to acquire shares of certain of its subsidiaries, other than Efrat, as a means of providing incentives directly tied to the performance of those business units for which different executives have direct responsibility. Such options granted to date consist of the following:

                                                                      Number of       Percent of
                                                                      Shares          Total
                                                                      Subject to      Outstanding
Option Holder          Subsidiary                                     Option          Shares
- -------------          ----------                                     ----------      -----------
Kobi Alexander         Telemesser Ltd.                                   10.125       7.50%
                       Applied Silicon Inc. (Canada)                  1,402.650       7.50%
                       Startel Corporation                                7.500       7.50%
                       Comverse Government Systems Corp.                  7.500       7.50%
                       Interactive Information Systems Corporation       15.000       7.50%
                       CTI Capital Corp.                                150.000       7.50%

Carmel Vernia          Comverse Government Systems Corp.                  3.250       3.25%
                       Interactive Information Systems Corporation        7.500       3.75%

Other employees        Comverse Government Systems Corp.                  4.250       4.25%
                       Applied Silicon Inc. (Canada)                    467.550       2.50%
                       Interactive Information Systems Corporation        7.500       3.75%
                       Startel Corporation                                3.000       3.00%
                       Telemesser Ltd.                                    7.105       5.00%
                       CTI Capital Corp.                                273.000      12.00%

Each of these options has a term of ten years and becomes exercisable and vests in equal ratable annual increments over periods of up to five years following the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions had occurred, on any other reasonable basis considered by the Remuneration and Stock Option Committee of the Board of Directors. Upon the exercise in whole or in part of any option, the Company will receive an irrevocable proxy to vote the underlying shares and a right of first refusal to purchase the shares upon any proposed sale, transfer or other disposition, until the shares shall have been sold in a bona fide open market transaction.

These options (and any shares received by the holders upon exercise) provide the option holders with a potentially larger equity interest in the respective subsidiaries than in the Company, which, under certain circumstances, could cause the option holders' interests to conflict with those of the Company's shareholders generally.


Item 13. Certain Relationships and Related Transactions.

The Company paid William F. Sorin, a director of the Company, an aggregate of approximately $309,000 for legal services rendered to the Company during the year ended December 31, 1994.


                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMVERSE TECHNOLOGY, INC.
                                        (Registrant)

                                        By: /S/ KOBI ALEXANDER
                                            ------------------
                                            Kobi Alexander, President