Form 10-Q
period 1995-03-31
COMVERSE TECHNOLOGY INC/NY/
filed 1995-05-12
CIK 803014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  0-15502


                           COMVERSE TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

         NEW YORK                                            13-3238402
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)

170 CROSSWAYS PARK DRIVE, WOODBURY, NY                       11797
(Address of principal executive offices)                   (Zip Code)

                                (516) 677-7200
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          [X] Yes       [   ] No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       The number of shares of Common Stock, par value $0.10 per share, outstanding as of May 8, 1995 was 19,952,708.


                      (Exhibit Index Appears on Page 12)

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  Financial Statements.
         --------------------

                                                           Page
                                                           ----

1.       Condensed Consolidated Balance Sheets as
         of December 31, 1994 and March 31, 1995.            3

2.       Condensed Consolidated Statements of Income
         for the Three Month Periods Ended March 31, 1994
         and March 31, 1995.                                 4

3.       Condensed Consolidated Statements of
         Stockholders' Equity for the Year Ended
         December 31, 1994 and the Three Month
         Period Ended March 31, 1995.                        5

4.       Condensed Consolidated Statements of Cash
         Flows for the Three Month Periods Ended
         March 31, 1994 and March 31, 1995.                  6

5.       Notes to Condensed Consolidated Financial
         Statements.                                         7


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.      8

                  COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                                (In Thousands)

                                    ASSETS

                                             December 31,       March 31,
                                               1994*             1995
                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                   $ 38,496         $ 47,978
  Bank time deposits and
   short-term investments                       89,368           76,456
  Accounts receivable, net                      22,592           23,174
  Inventories                                   12,427           15,539
  Prepaid expenses and
   other current assets                          4,440            5,563
                                              --------         --------
   Total current  assets                       167,323          168,710



Long-term receivables, net                         378            1,800

Property and equipment                          13,789           14,774
Less:  accumulated depreci-
       ation and amortization                   (5,236)          (5,773)
                                              --------         --------
                                                 8,553            9,001

Investments                                        616            3,057

Goodwill, net                                    1,384            1,336

Software development costs, net                  5,863            6,288

Other intangible assets, net                     1,827            1,797

Deferred costs and other assets, net             1,733            1,684
                                              --------         --------

                                              $187,677         $193,673
                                              ========         ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             December 31,      March 31,
                                                1994*            1995
                                                             (Unaudited)
Current liabilities:
  Accounts payable and
   accrued expenses                           $ 17,908         $ 19,616
  Advance payments
   from customers                                3,496            3,863
  Due to related parties                           278              210
  Other current liabilities                        982              497
                                              --------         --------
    Total current liabilities                   22,664           24,186

5-1/4% Convertible
  Subordinated Debentures                       60,000           60,000

Liability for severance pay                      1,352            1,812
Other liabilities                                  676              776
Minority interest                                  413              393
                                              --------         --------
    Total liabilities                           85,105           87,167

Stockholders' equity:
Common Stock, $.10 par value
  authorized 100,000,000 shares;
  issued and outstanding
  19,902,512 and 19,931,010                      1,990            1,993

Additional paid-in-capital                      73,398           73,516
Cumulative translation adjustment                 (118)             (93)
Unrealized gain on available for
 sale securities, net of tax                        15              286
Retained earnings                               27,287           30,804
                                              --------         --------
    Total stockholders' equity                 102,572          106,506
                                              --------         --------
                                              $187,677         $193,673
                                              ========         ========

  *The Condensed Consolidated Balance Sheet as of December 31, 1994 has been summarized from the Company's audited Consolidated Balance Sheet as of that date. The accompanying notes are an integral part of these financial statements.

                  COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                     (In thousands, except per share data)

                                                  Three months ended
                                                       March 31,
                                                  1994             1995
Revenues:

     Sales                                     $20,371          $26,606
     Interest and other income                   1,098            2,138
                                               -------          -------
         Total revenues                         21,469           28,744

Costs and expenses:

     Research and development                    3,444            5,293
     Less reimbursement                         (1,009)          (1,512)
                                               -------          -------
     Net research and development                2,435            3,781

     Cost of sales                               8,740           11,288
     Selling, general and administrative         5,714            8,010
     Royalties and license fees                    605              610
     Minority interest and
        equity in loss of affiliates               241              (10)
     Interest expense and other                    803            1,144
                                               -------          -------
         Total costs and expenses               18,538           24,823
                                               -------          -------
Income before income tax provision               2,931            3,921
Income tax provision                               474              404
                                               -------          -------
Net  income                                    $ 2,457          $ 3,517
                                               =======          =======
Primary and fully diluted earnings per share   $  0.12          $  0.17
                                               =======          =======


             The accompanying notes are an integral part of these
                             financial statements.

                  COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)
                       (In thousands, except share data)

                                                  Common Stock          Additional  Cumulative   Unrealized
                                               Number         Par        Paid in   Translation     Gains      Retained
                                             of Shares       Value       Capital   Adjustment     (Losses)    Earnings      Total
                                             ----------      ------      --------- -----------   ----------   --------     --------
BALANCE AT JANUARY 1, 1994                   19,814,461      $1,981       $73,047      $ (95)         -        $15,517     $ 90,450

Adjustment to beginning balance for
  unrealized gain on available-for-sale
  securities, net of tax                            -           -             -          -            353          -            353
Unrealized loss on available-for-sale
  securities, net of tax                            -           -             -          -           (338)         -           (338)

Common stock issued in connection with
  exercise of stock options and warrants         88,051           9           351        -            -            -            360
Translation adjustment                              -           -             -          (23)         -            -            (23)

Net income, year ended
  December 31, 1994                                 -           -             -        -              -         11,770       11,770
                                             ----------      ------       -------      -----        -----      -------     --------
BALANCE AT DECEMBER 31, 1994                 19,902,512       1,990        73,398       (118)          15       27,287      102,572

Unrealized gain on available-for-sale
  securities, net of tax                            -           -             -         -             271          -            271
Common stock issued in connection with
  exercise of stock options                      28,498           3           118       -             -            -            121
Translation adjustment                              -           -             -           25          -            -             25
Net income, three months ended
  March 31, 1995                                    -           -             -         -             -          3,517        3,517
                                             ----------      ------       -------      -----        -----      -------     --------
BALANCE AT MARCH 31, 1995                    19,931,010      $1,993       $73,516      $ (93)       $ 286      $30,804     $106,506
                                             ==========      ======       =======      =====        =====      =======     ========


  The accompanying notes are an integral part of these financial statements.

                  COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In Thousands)

                                                         Three months ended
                                                               March 31,
                                                            1994      1995
Cash flows from operating activities:
  Net cash from operations after adjustment
   for non-cash items                                    $  3,361   $ 4,310
  Changes in assets and liabilities:
  Accounts receivable                                      (7,876)   (2,004)
  Inventories                                              (1,585)   (3,112)
  Prepaid expenses and other current assets                (1,043)   (1,302)
  Accounts payable and accrued expenses                     3,651     1,708
  Advance payments from customers                           2,582       367
  Due to related parties                                        2       (68)
  Liability for severance pay                                 304       460
                                                         --------   -------
Net cash (used in) provided by operating activities          (604)      359

Cash flows from investing activities:
  Maturities and sales (purchase) of bank time deposits
   and investments, net                                    (2,010)   10,921
  Purchases of property and equipment                        (725)     (985)
  Increase in software development costs                     (784)     (931)
                                                         --------   -------
  Net cash (used in) provided by investing activities      (3,519)    9,005

Cash flows from financing activities:
  Proceeds from issuance of common stock                      118       121
  Other                                                        29        (3)
                                                         --------   -------
Net cash provided by financing activities                      89       118

Net (decrease) increase in cash and cash equivalents       (4,034)    9,482
Cash and cash equivalents, beginning of period            119,409    38,496
                                                         --------   -------
Cash and cash equivalents, end of period                 $115,375   $47,978
                                                         ========   =======

             The accompanying notes are an integral part of these
                             financial statements.

                  COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

        Basis of Presentation. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1994. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

        Inventories. The composition of inventories at December 31, 1994 and March 31, 1995 is as follows:

                                       December 31,  March 31,
                                           1994        1995
                                            (In thousands)
               Raw materials             $ 7,196      $ 6,894
               Work in process             2,342        4,040
               Finished goods              2,889        4,605
                                         -------      -------
                                         $12,427      $15,539
                                         =======      =======

        Research and Development Expenses. The Company has historically supported a substantial portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets approved on an annual basis by the applicable funding agencies. During the three month period ended March 31, 1995, gross research and development expenses amounted to approximately $5,293,000, of which approximately $1,512,000 was reimbursed.

        Earnings Per Share. For the three month periods ended March 31, 1994 and 1995, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The computation of fully diluted earnings per share for the three month period ended March 31, 1995, further assumes the conversion of the 5-1/4% Convertible Subordinated Debentures (the "Debentures"). For the three month period ended March 31, 1994, the assumed conversion of the Debentures was antidilutive. The shares used in the computations are as follows (see Exhibit 11):


                                        Three months ended
                                      December 31,  March 31,
                                          1994        1995
                                           (In thousands)
                 Primary                 20,822      21,060
                 Fully diluted           20,822      24,263

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.
         ---------------------------------------------

    Results of Operations.

        Total Revenues. Total revenues for the three month period ended March
        --------------
31, 1995 increased by approximately $7,275,000 (34%) from the corresponding period in 1994. The increase is attributable primarily to a higher volume of sales of systems and parts. Sales for the three month period ended March 31, 1995 increased by approximately $6,235,000 (31%) from the 1994 period. The growth in sales occurred in both the TRILOGUE and AUDIODISK product lines, with the larger increase occurring in the AUDIODISK product line. Interest and other income for the three month period ended March 31, 1995 increased by approximately $1,040,000 (95%) over the corresponding period in 1994, resulting from increased interest rates and realized gains on sales of short-term investments.

        Cost of Sales. Cost of sales for the three month period ended March 31,
        -------------
1995 increased by approximately $2,548,000 (29%) from the corresponding period in 1994. The increase is attributable primarily to the increase in sales. Gross margin (expressed as a percentage of sales) for the three month period ended March 31, 1995 was approximately 58% in comparison with approximately 57% during the corresponding 1994 period. The increase in gross margin is attributable to increased revenues from projects with higher gross margins in comparison with the corresponding period in 1994.

        Research and Development Expenses. Gross research and development
        ---------------------------------
expenses for the three month period ended March 31, 1995 increased by approximately $1,849,000 (54%) from the corresponding period in 1994. Net research and development expenses, after reimbursement under government funding programs, for the three month period ended March 31, 1995 increased by approximately $1,346,000 (55%) from the corresponding period in 1994. Such increases are due to the overall growth of research and development operations, the initiation of significant new research and development projects for both product lines and increases in salaries and other costs associated with research and development operations in Israel.

        Selling, General and Administrative Expenses.  Selling, general and
        --------------------------------------------
administrative expenses for the three month period ended March 31, 1995 increased by approximately $2,296,000 (40%) from the corresponding period in 1994. Such increase was the result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities internationally and in the United States.

        Royalties and License Fees. Royalties and license fees for the three
        --------------------------
month period ended March 31, 1995 increased by approximately $5,000 (1%) from the corresponding period in 1994. Royalties and license fees as a percentage of total sales decreased from approximately 3.0% in the 1994 period to approximately 2.3% in the 1995 period as a result of increased sales of non-royalty bearing products.

        Income Tax Provision. Provision for income taxes for the three month
        --------------------
period ended March 31, 1995 decreased by approximately $70,000 (15%) from the corresponding period in 1994. The Company's overall effective tax rate decreased from approximately 16% during the three month period ended March 31, 1994 to approximately 10% in the corresponding period of 1995. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its subsidiaries in Israel.

        Net Income. Net income after taxes for the three month period ended
        ----------
March 31, 1995 increased by approximately $1,060,000 (43%) from the corresponding period in 1994, primarily as a result of the factors described above. Net income after taxes as a percentage of total revenues increased to approximately 12% in the three month period ended March 31, 1995 from approximately 11% in the corresponding period in 1994.


        Liquidity and Capital Resources. At March 31, 1995, the Company had cash and cash equivalents of approximately $47,978,000, bank time deposits and short-term investments of approximately $76,456,000 and working capital of approximately $144,524,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

        The Company regularly examines opportunities for strategic acquisitions of other companies or lines of business and anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or to raise additional funds to be used (in whole or in part) in payment for acquired securities or assets. The issuance of such securities could be expected to have a dilutive impact on the Company's shareholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.

        The Company's liquidity and capital resources have not been, and are not anticipated to be, materially affected by restrictions pertaining to the ability of its foreign subsidiaries to pay dividends or by withholding taxes associated with any such dividend payments.


        Certain Trends and Uncertainties. The industries in which the Company is principally involved are highly competitive and characterized by frequent technological and market changes.

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

        The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. Sales to government customers may also be affected by decisions of certain government agencies to increase their internal product development capabilities, with a concomitant reduction in their procurements from third party vendors. Competitive conditions in this sector have also been affected by the efforts of government contractors, particularly developers and integrators of technology products, to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

        The Company has historically derived a significant portion of its revenue and operating profit from a relatively small number of contracts for large system installations with customers in both the commercial and government sectors. While the growth of the Company's business has reduced its dependence on any specific customers, it continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large system installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The Company believes that opportunities for these installations will continue to grow in both its commercial and government markets, and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. Although the Company is actively pursuing a number of significant procurement opportunities in the United States and internationally, both the timing of any eventual procurements and the probability of the Company's receipt of significant contract awards are uncertain. The degree of dependence by the Company on large orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures during 1995. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the long- and short- term competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, and accordingly has had a negative impact on the Company's overall results of operations.

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

                                    PART II

                               Other Information
                               -----------------

ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)      Exhibit Index.
         -------------
         Item
         Number   Exhibit                                     Page
         ------   -------                                     ----
         11.      Statement re: computation of
                  per share earnings.                           14

         27.      Financial data schedule              Filed electronically

(b)      Reports on Form 8-K.
         -------------------
         None

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMVERSE TECHNOLOGY, INC.


Dated:  May 10, 1995                    S/Kobi Alexander
                                        --------------------------------
                                        Kobi Alexander
                                        President, Chairman of the Board
                                        and Chief Executive Officer


Dated:  May 10, 1995                    S/Igal Nissim
                                        --------------------------------
                                        Igal Nissim
                                        Vice President, Finance
                                        and Chief Financial Officer