Form 10-Q
period 1995-06-30
COMVERSE TECHNOLOGY INC/NY/
filed 1995-08-01
CIK 803014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1995

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

                                                 [X] Yes      [_] No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of July 28, 1995 was 20,049,290.


                            Page 1 of 15 Total Pages
                       (Exhibit Index Appears on Page 12)

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.  Financial Statements.
         --------------------

                                                            Page
                                                            ----
 1.      Condensed Consolidated Balance Sheets as
         of December 31, 1994 and June 30, 1995.              3

 2.      Condensed Consolidated Statements of Income
         for the Three Month  and Six Month Periods Ended
         June 30, 1994 and June 30, 1995.                     4

 3.      Condensed Consolidated Statements of
         Stockholders' Equity for the Year Ended
         December 31, 1994 and the Six Month
         Period Ended June 30, 1995.                          5

 4.      Condensed Consolidated Statements of Cash
         Flows for the Six Month Periods Ended
         June 30, 1994 and June 30, 1995.                     6

 5.      Notes to Condensed Consolidated Financial
         Statements.                                          7


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.       8

                            Page 2 of 15 Total Pages

            COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

                              ASSETS

                                        DECEMBER 31,    JUNE 30,
                                            1994*         1995
                                                       (Unaudited)
Current assets:
 Cash and cash equivalents                  $ 38,496     $ 67,402
 Bank time deposits and
  short-term investments                      89,368       63,913
 Accounts receivable, net                     22,592       25,998
 Inventories                                  12,427       15,208
 Prepaid expenses and
  other current assets                         4,440        4,807
                                            --------     --------

    Total current  assets                    167,323      177,328

Long-term receivables, net                       378        1,893

Property and equipment                        13,789       16,133
Less:  accumulated depreci-
 ation and amortization                       (5,236)      (6,442)
                                            --------     --------
                                               8,553        9,691

Investments                                      616        3,483

Goodwill, net                                  1,384        1,403

Software development costs, net                5,863        6,710

Other intangible assets, net                   1,827        1,730

Deferred costs and other assets, net           1,733        1,636
                                            --------     --------


                                            $187,677     $203,874
                                            ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

                                    DECEMBER 31,    JUNE 30,
                                        1994*         1995
                                                   (Unaudited)
Current liabilities:
 Accounts payable and
  accrued expenses                      $ 17,908     $ 20,721
 Advance payments
  from customers                           3,496        4,808
 Due to related parties                      278          285
 Other current liabilities                   982        2,697
                                    ------------   ----------


         Total current liabilities        22,664       28,511

5-1/4% Convertible
 Subordinated Debentures                  60,000       60,000

Liability for severance pay                1,352        1,976
Other liabilities                            676          996
Minority interest                            413          351
                                    ------------   ----------
         Total liabilities                85,105       91,834

Stockholders' equity:
 Common Stock, $.10 par value
 authorized 100,000,000 shares;
 issued and outstanding
 19,902,512 and 20,026,924                 1,990        2,002
Additional paid-in-capital                73,398       74,174
Cumulative translation adjustment           (118)         (54)
Unrealized gain on available for
 sale securities, net of tax                  15        1,043
Retained earnings                         27,287       34,875
                                    ------------   ----------
         Total stockholders' equity      102,572      112,040
                                    ------------   ----------

                                        $187,677     $203,874
                                    ============   ==========

*The Condensed Consolidated Balance Sheet as of December 31, 1994 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.
 The accompanying notes are an integral part of these financial statements.

                            Page 3 of 15 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              SIX MONTHS ENDED     THREE MONTHS ENDED
                                                  JUNE 30,             JUNE 30,
                                              1994       1995       1994       1995
Revenues:
     Sales                                  $ 43,366    $56,344    $22,995    $29,738
     Interest and other income                 2,460      4,318      1,362      2,180
                                            --------    -------    -------    -------
       Total revenues                         45,826     60,662    $24,357    $31,918

Costs and expenses:
     Research and development                  7,181     11,416      3,737      6,123
     Less reimbursement                       (2,094)    (3,302)    (1,085)    (1,790)
                                            --------    -------    -------    -------
     Net research and development              5,087      8,114      2,652      4,333

     Cost of sales                            18,436     23,888      9,696     12,600
     Selling, general and administrative      12,749     16,642      7,035      8,632
     Royalties and license fees                1,296      1,277        691        667
     Minority interest and
      equity in loss of affiliates               295        (45)        54        (35)
     Interest expense and other                1,639      2,294        836      1,150
                                            --------    -------    -------    -------
       Total costs and expenses               39,502     52,170     20,964     27,347
                                            --------    -------    -------    -------

Income before income tax provision             6,324      8,492      3,393      4,571
Income tax provision                           1,030        904        556        500
                                            --------    -------    -------    -------
Net  income                                 $  5,294    $ 7,588    $ 2,837    $ 4,071
                                            ========    =======    =======    =======

Earnings per share:
     Primary                                $   0.26    $  0.36    $  0.14    $  0.19
                                            ========    =======    =======    =======
     Fully diluted                          $   0.26    $  0.35    $  0.14    $  0.19
                                            ========    =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                            Page 4 of 15 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 Common Stock     Additional   Cumulative   Unrealized
                                                Number     Par     Paid in    Translation      Gains     Retained
                                              of Shares   Value    Capital     Adjustment    (Losses)    Earnings    Total
                                              ----------  ------  ----------  ------------  -----------  --------  ---------

BALANCE AT JANUARY 1, 1994                    19,814,461  $1,981     $73,047        $ (95)           -    $15,517  $ 90,450

Adjustment to beginning balance for
    unrealized gain on available-for-sale
    securities, net of tax                             -       -           -            -          353          -       353
Unrealized loss on available-for-sale
    securities, net of tax                             -       -           -            -         (338)         -      (338)
Common stock issued in connection with
    exercise of stock options and warrants        88,051       9         351            -            -          -       360
Translation adjustment                                 -       -           -          (23)           -          -       (23)
Net income, year ended
    December 31, 1994                                  -       -           -            -            -     11,770    11,770
                                              ----------  ------  ----------  -----------   ----------   --------  --------

BALANCE AT DECEMBER 31, 1994                  19,902,512   1,990      73,398         (118)          15     27,287   102,572

Unrealized gain on available-for-sale
    securities, net of tax                             -       -           -            -        1,028          -     1,028
Common stock issued in connection with
    exercise of stock options and warrants       113,716      11         622            -            -          -       633
Common stock issued in connection with
    acquisition of additional interest
    in majority-owned subsidiary                  10,696       1         154            -            -          -       155
Translation adjustment                                 -       -           -           64            -          -        64
Net income, six months ended
    June 30, 1995                                      -       -           -            -            -      7,588     7,588
                                              ----------  ------  ----------  -----------   ----------   --------  --------
BALANCE AT JUNE 30, 1995                      20,026,924  $2,002     $74,174         $(54)      $1,043    $34,875  $112,040
                                              ==========  ======  ==========  ===========   ==========   ========  ========

   The accompanying notes are an integral part of these financial statements.

                            Page 5 of 15 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                            1994       1995

Cash flows from operating activities:
  Net cash from operations after adjustment
    for non-cash items                                   $   7,155   $ 11,945
  Changes in assets and liabilities:
  Accounts receivable and long-term receivables             (8,771)    (4,921)
  Inventories                                               (2,067)    (2,781)
  Prepaid expenses and other current assets                  ( 205)     ( 872)
  Accounts payable and accrued expenses                      4,080      2,813
  Advance payments from customers                            4,522      1,312
  Due to related parties                                       108          7
  Liability for severance pay                                  320        624
  Other long-term liabilities                                   80          -
                                                         ---------   --------
Net cash (used in) provided by operating activities          5,222      8,127

Cash flows from investing activities:
  Maturities and sales (purchases) of
    bank time deposits and investments, net                (28,880)    24,254
  Purchases of property and equipment                       (1,644)    (2,344)
  Increase in software development costs                    (1,600)    (1,858)
  Investment in joint venture                                  (75)         -
                                                         ---------   --------
  Net cash (used in) provided by investing activities      (32,199)    20,052

Cash flows from financing activities:
  Proceeds from issuance of common stock                       142        633
  Other                                                        (31)        94
                                                         ---------   --------
Net cash provided by financing activities                      111        727

Net (decrease) increase in cash and cash equivalents       (26,866)    28,906
Cash and cash equivalents, beginning of period             119,409     38,496
                                                         ---------   --------
Cash and cash equivalents, end of period                 $  92,543   $ 67,402
                                                         =========   ========

              The accompanying notes are an integral part of these
                             financial statements.

                            Page 6 of 15 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

          BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1994. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

          INVENTORIES. The composition of inventories at December 31, 1994 and June 30, 1995 is as follows:

                   DECEMBER 31,  JUNE 30,
                       1994        1995
                      (In thousands)

Raw materials         $ 7,196    $ 7,132
Work in process         2,342      3,562
Finished goods          2,889      4,514
                      -------    -------
                      $12,427    $15,208
                      =======    =======

          RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a substantial portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets approved on an annual basis by the applicable funding agencies. During the six month and three month periods ended June 30, 1995, gross research and development expenses amounted to approximately $11,416,000 and $6,123,000, respectively, of which approximately $3,302,000 and $1,790,000, respectively, was reimbursed.

          EARNINGS PER SHARE. For the six month and three month periods ended June 30, 1994 and 1995, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The computation of fully diluted earnings per share for the six month and three month periods ended June 30, 1995, further assumes the conversion of the 5-1/4% Convertible Subordinated Debentures (the "Debentures"). For the six month and three month periods ended June 30, 1994, the assumed conversion of the Debentures was antidilutive. The shares used in the computations are as follows (also see Exhibit 11):

                   SIX MONTHS ENDED  THREE MONTHS ENDED
                       JUNE 30,      JUNE 30,
                    1994     1995      1994      1995
 (In thousands)
Primary             20,744   21,211     20,663   21,361
Fully diluted       20,744   24,472     20,663   24,681

                            Page 7 of 15 Total Pages

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.
          ---------------------------------------------


   RESULTS OF OPERATIONS.

          Total Revenues. Total revenues for the six month and three month
          --------------
periods ended June 30, 1995 increased by approximately $14,836,000 (32%) and approximately $7,561,000 (31%), respectively, from the corresponding periods in 1994. The increase is attributable primarily to a higher volume of sales of systems, parts, and related services. Sales for the six month and three month periods ended June 30, 1995 increased by approximately $12,978,000 (30%) and approximately $6,743,000 (29%), respectively, from the 1994 periods. The growth in sales occurred in both the TRILOGUE and AUDIODISK product lines. Interest and other income for the six month and three month periods ended June 30, 1995 increased by approximately $1,858,000 (76%) and approximately $818,000 (60%), respectively, over the corresponding periods in 1994, resulting from increased interest rates and realized gains on sales of short-term investments.

          Cost of Sales. Cost of sales for the six month and three month periods
          -------------
ended June 30, 1995 increased by approximately $5,452,000 (30%) and approximately $2,904,000 (30%), respectively, from the corresponding periods in 1994. The increase is attributable primarily to the increase in sales. Gross margin (expressed as a percentage of sales) for the six month and three month periods ended June 30, 1995 was approximately 58% in comparison with approximately 57% and 58% during the six month and three month periods ended June 30, 1994, respectively.

          Research and Development Expenses. Gross research and development
          ---------------------------------
expenses for the six month and three month periods ended June 30, 1995 increased by approximately $4,235,000 (59%) and approximately $2,386,000 (64%), respectively, from the corresponding periods in 1994 as a result of the growth in the Company's overall research and development programs. Net research and development expenses, after reimbursement under government funding programs, for the six month and three month periods ended June 30, 1995 increased by approximately $3,027,000 (60%) and approximately $1,681,000 (63%), respectively, from the corresponding periods in 1994. Such increases are due to the overall growth of research and development operations, the initiation of significant new research and development projects for both product lines and increases in salaries and other costs associated with research and development operations in Israel.

          Selling, General and Administrative Expenses. Selling, general and
          --------------------------------------------
administrative expenses for the six month and three month periods ended June 30, 1995 increased by approximately $3,893,000 (31%) and approximately $1,597,000 (23%), respectively, from the corresponding periods in 1994. Such increases were the result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities internationally and in the United States.

                            Page 8 of 15 Total Pages

          Royalties and License Fees. Royalties and license fees for the six
          --------------------------
month and three month periods ended June 30, 1995 decreased by approximately $19,000 (1%) and approximately $24,000 (3%), respectively, from the corresponding periods in 1994. Royalties and license fees, for the six month and three month periods ended June 30, 1995, as a percentage of total sales decreased from approximately 3.0% in the 1994 periods to approximately 2.3% and 2.2%, respectively, in the 1995 periods as a result of increased sales of non-royalty bearing products.

          Income Tax Provision. Provision for income taxes for the six month and
          --------------------
three month periods ended June 30, 1995 decreased by approximately $126,000 (12%)and approximately $56,000 (10%), respectively, from the corresponding periods in 1994. For the six month and three month periods ended June 30, 1995, the Company's overall effective tax rate decreased from approximately 16% to approximately 11% in the corresponding periods of 1995. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its subsidiaries in Israel.

          Net Income. Net income after taxes for the six month and three month
          ----------
periods ended June 30, 1995 increased by approximately $2,294,000 (43%) and approximately $1,234,000 (44%), respectively, from the corresponding periods in 1994, primarily as a result of the factors described above. Net income after taxes as a percentage of total revenues increased to approximately 12.5% and 12.8%, respectively, in the six month and three month periods ended June 30, 1995 from approximately 11.6% in the corresponding periods in 1994.


          LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1995, the Company had cash and cash equivalents of approximately $67,402,000, bank time deposits and short-term investments of approximately $63,913,000 and working capital of approximately $148,817,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

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

                            Page 9 of 15 Total Pages

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

                            Page 10 of 15 Total Pages

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

                            Page 11 of 15 Total Pages

                                    PART II

                               Other Information
                               -----------------


ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)             Exhibit Index.
                -------------
      Item
      Number    Exhibit                              Page
      ------    -------                              ----

        11.     Statement re: computation of
                per share earnings.                   14-15

        27.     Financial data schedule.      Filed electronically

(b)   Reports on Form 8-K.
      -------------------

      None

                            Page 12 of 15 Total Pages

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMVERSE TECHNOLOGY, INC.


Dated:  August 1, 1995            /s/ Kobi Alexander
                                  ----------------
                                  Kobi Alexander
                                  President, Chairman of the Board
                                  and Chief Executive Officer


Dated:  August 1, 1995            /s/ Igal Nissim
                                  --------------
                                  Igal Nissim
                                  Vice President, Finance
                                  and Chief Financial Officer

                            Page 13 of 15 Total Pages