Form 10-Q
period 1995-09-30
COMVERSE TECHNOLOGY INC/NY/
filed 1995-11-08
CIK 803014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1995

                                       or

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

                                             [X] Yes               [ ] No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of November 3, 1995 was 21,258,611


                            Page 1 of 18 Total Pages
                       (Exhibit Index Appears on Page 15)

                                     PART I

                             FINANCIAL INFORMATION


                                                               Page
                                                               ----

ITEM 1.  Financial Statements

 1.      Condensed Consolidated Balance Sheets as
         of December 31, 1994 and September 30, 1995             3

 2.      Condensed Consolidated Statements of Income
         for the Three Month and Nine Month Periods
         Ended September 30, 1994 and September 30, 1995         4

 3.      Condensed Consolidated Statements of Stockholders'
         Equity for the Year Ended December 31, 1994 and the
         Nine Month Period Ended September 30, 1995              5

 4.      Condensed Consolidated Statements of Cash Flows
         for the Nine Month Periods Ended
         September 30, 1994 and September 30, 1995               6

 4.      Notes to Condensed Consolidated Financial
         Statements                                              7



 ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations           8

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                            ASSETS                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                   DECEMBER 31,   SEPTEMBER 30,                                      DECEMBER 31,   SEPTEMBER  30,
                                       1994            1995                                              1994            1995
                                                   (Unaudited)                                                        (Unaudited)
Current assets:                                                   Current liabilities:
 Cash and cash equivalents             $ 39,225        $ 80,336    Accounts payable and
 Bank time deposits and                                             accrued expenses                     $ 19,192         $ 27,208
   short-term investments                89,368          44,560    Advance payments
 Accounts receivable, net                24,181          35,187     from customers                          5,387            5,131
 Inventories                             12,427          16,015    Due to related parties                     278              338
 Prepaid expenses and                                              Other current liabilities                3,591              874
   other current assets                   4,591           6,538                                          --------         --------
                                       --------        --------
                                                                        Total current liabilities          28,448           33,551
    Total current  assets               169,792         182,636
                                                                   5-1/4% Convertible
                                                                     Subordinated Debentures               60,000           60,000

Long-term receivables, net                1,093           2,362   Liability for severance pay               1,352            2,331
                                                                  Other liabilities                           676            1,073
Property and equipment                   17,162          21,460   Minority interest                           413              320
Less:  accumulated depreci-                                                                              --------         --------
  ation and amortization                 (8,119)        (10,202)      Total liabilities                    90,889           97,275
                                       --------        --------
                                          9,043          11,258
                                                                  Stockholders' equity:
Investments                                 616           3,699   Common Stock, $.10 par value
                                                                  authorized 100,000,000 shares;
Goodwill, net                             1,384           1,354   issued and outstanding
                                                                  20,981,456 and 21,222,356                 2,098            2,122
Software development costs, net           6,512           8,374   Additional paid-in-capital               73,300           74,790
                                                                  Cumulative translation adjustment          (118)             (40)
Other intangible assets, net              1,827           1,663   Unrealized gain on available for
                                                                  sale securities, net of tax                  15              931
Deferred costs and other assets, net      2,235           1,922   Retained earnings                        26,318           38,190
                                       --------        --------                                          --------         --------
                                                                  Total stockholders' equity              101,613          115,993
                                                                                                         --------         --------
                                       $192,502        $213,268                                          $192,502         $213,268
                                       ========        ========                                          ========         ========

    The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                  NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                                   1994       1995                         1994       1995
Revenues:
     Sales                                       $ 78,818   $ 99,126                      $28,893    $36,116
     Interest and other income                      3,917      6,533                        1,452      2,209
                                                 --------   --------                      -------    -------
       Total revenues                              82,735    105,659                       30,345     38,325
------------------------------                   --------   --------                      -------    -------

Costs and expenses:
     Research and development                      12,236     19,806                        4,448      7,078
     Less reimbursement                            (3,143)    (5,148)                      (1,049)    (1,846)
                                                 --------   --------                      -------    -------
     Net research and development                   9,093     14,658                        3,399      5,232

     Cost of sales                                 34,909     42,879                       12,569     15,665
     Selling, general and administrative           24,041     29,594                        8,848     10,643
     Royalties and license fees                     1,880      1,828                          584        551
     Minority interest and equity
      in loss of affiliates                           280       (105)                         (15)       (60)
     Interest expense and other                     2,883      3,459                        1,145      1,017
                                                 --------   --------                      -------    -------
       Total costs and expenses                    73,086     92,313                       26,530     33,048
                                                 --------   --------                      -------    -------

Income before income tax provision                  9,649     13,346                        3,815      5,277
Income tax provision                                1,289      1,474                          343        570
                                                 --------   --------                      -------    -------

Net  income                                      $  8,360   $ 11,872                      $ 3,472    $ 4,707
                                                 ========   ========                      =======    =======

Primary and fully diluted earnings per share        $0.38      $0.53                        $0.16      $0.21
                                                 ========   ========                      =======    =======


   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              (UNAUDITED)        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 Common Stock       Additional   Cumulative    Unrealized
                                                Number      Par      Paid in    Translation     Gains      Retained
                                              of Shares    Value     Capital     Adjustment    (Losses)    Earnings     Total
                                              ----------  -------  -----------  ------------  -----------  ---------  ---------
BALANCE AT JANUARY 1, 1994
    as previously reported                    19,814,461   $1,981     $73,047         $ (95)       $   -    $15,517   $ 90,450
Pooling of interests                           1,078,944      108         (98)            -            -      1,148      1,158
                                              ----------   ------     -------   -----------   ----------    -------   --------
Balance, as restated                          20,893,405    2,089      72,949           (95)           -     16,665     91,608

Adjustment to beginning balance for
    unrealized gain on available-for-sale
    securities, net of tax                             -        -           -             -          353          -        353
Unrealized loss on available-for-sale
    securities, net of tax                             -        -           -             -         (338)         -       (338)
Common stock issued in connection with
    exercise of stock options and warrants        88,051        9         351             -            -          -        360
Translation adjustment                                 -        -           -           (23)           -          -        (23)
Net income, year ended
    December 31, 1994                                  -        -           -             -            -     12,098     12,098
Adjustment to conform fiscal year
    of pooled company                                  -        -           -             -            -     (2,445)    (2,445)
                                              ----------   ------     -------   -----------   ----------    -------   --------

BALANCE AT DECEMBER 31, 1994                  20,981,456    2,098      73,300          (118)          15     26,318    101,613

Unrealized gain on available-for-sale
    securities, net of tax                             -        -           -             -          916          -        916
Common stock issued in connection with
    exercise of stock options and warrants       230,204       23       1,336             -            -          -      1,359
Common stock issued in connection with
    acquisition of additional interest
    in majority-owned subsidiary                  10,696        1         154             -            -          -        155
Translation adjustment                                 -        -           -            78            -          -         78
Net income, nine months ended
    September 30, 1995                                 -        -           -             -            -     11,872     11,872
                                              ----------   ------     -------   -----------   ----------    -------   --------

BALANCE AT SEPTEMBER 30, 1995                 21,222,356   $2,122     $74,790         $ (40)       $ 931    $38,190   $115,993
                                              ==========   ======     =======   ===========   ==========    =======   ========

   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                            1994      1995

Cash flows from operating activities:
  Net cash from operations after adjustments
   for non-cash items                                    $ 11,230   $ 16,013
  Changes in assets and liabilities:
   Accounts receivable                                  (   5,474)   (12,275)
   Inventories                                          (   2,471)    (3,588)
   Prepaid expenses and other receivables               (     105)    (2,485)
   Accounts payable and accrued expenses                    5,048      8,016
   Advance payments from customers                            615       (256)
   Due to related parties                                     122         60
   Liability for severance pay                                564        979
                                                         --------   --------
Net cash provided by operating activities                   9,529      6,464

Cash flows from investing activities:
  Maturities and sales (purchases) of
    bank time deposits and investments, net             (  55,067)    43,130
  Purchases of property and equipment                   (   3,256)    (4,298)
  Increase in software development costs                (   2,099)    (3,688)
                                                         --------   --------
Net cash (used in) provided by investing activities     (  60,422)    35,144

Cash flows from financing activities:
  Decrease in short- and long-term debt, net            (     101)    (1,856)
  Proceeds from issuance of common stock                      217      1,359
                                                         --------   --------
Net cash provided by (used in) financing activities           116       (497)

Net increase (decrease) in cash and cash equivalents    (  50,777)    41,111
Cash and cash equivalents, beginning of period            119,438     39,225
                                                                    --------
Cash and cash equivalents, end of period                 $ 68,661   $ 80,336
                                                         ========   ========



              The accompanying notes are an integral part of these
                             financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



            BASIS OF PRESENTATION. The foregoing financial statements have been prepared by Comverse Technology, Inc. (the "Company" or "Comverse") and are unaudited. All adjustments (which, except as hereinafter described, consist solely of normal recurring adjustments) have been made that, in the opinion of the Company's management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements, and the notes thereto, for the year ended December 31, 1994. The financial statements appearing herein have been restated to reflect the acquisition of Dale, Gesek, McWilliams & Sheridan, Inc. ("DGM&S") described below. The results of operations for the nine and three month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.


            ACQUISITION OF DGM&S. On August 30, 1995, the Company acquired DGM&S, a New Jersey corporation that develops and markets telecommunications software products. To effect the acquisition, the Company issued 1,078,944 shares of common stock for all the outstanding common stock of DGM&S. The acquisition has been accounted for as a pooling of interests; therefore, prior financial statements and information have been restated to include DGM&S, as if the companies had been combined for all periods presented.

            Prior to the acquisition, DGM&S prepared its financial statements on the basis of a fiscal year ending September 30. In 1995, the combined companies will report on the basis of Comverse's fiscal year, which ends on December 31. To conform the financial reporting periods of the combined companies, DGM&S's operating results for the three month period ended December 31, 1994, comprising total revenues and a net loss of approximately $2,122,000 and $2,445,000, respectively, are reflected as an adjustment to retained earnings on the December 31, 1994 consolidated balance sheet, and the 1994 interim financial statements appearing above reflect the combination of Comverse's results for the three and nine month periods ended September 30, 1994 with DGM&S's results for the three and nine month periods ended June 30, 1994.

            The table below sets forth the unaudited separate and combined results of Comverse and DGM&S for the three-month periods ended March 31, 1995, June 30, 1995 and September 30,1995.

                                              Three Months Ended
                                      March 31,     June 30,      September 30,
                                       1995          1995             1995
                                      --------      -------       ------------
                                                 (In Thousands)
                                                  (Unaudited)

    Total Revenues
    --------------
     Comverse                          $28,744      $31,918         $34,044
     DGM&S                               2,778        3,894           4,550
     Less:  Intercompany eliminations        -            -            (269)
                                       -------      -------         -------
                                       $31,522      $35,812         $38,325
                                       =======      =======         =======

    Net Income
    ----------

     Comverse                          $ 3,517      $ 4,071         $ 4,418
     DGM&S                                (628)         205             310
     Less:  Intercompany eliminations        -            -             (21)
                                       -------      -------         -------
                                       $ 2,889      $ 4,276         $ 4,707
                                       =======      =======         =======

            INVENTORIES. The composition of inventories at December 31, 1994 and September 30, 1995 is as follows:

                                      DECEMBER 31,    SEPTEMBER 30,
                                         1994            1995
                                             (In Thousands)
            Raw materials              $ 7,196          $ 9,796
            Work in process              2,342            4,001
            Finished goods               2,889            2,218
                                       -------          -------
                                       $12,427          $16,015
                                       =======          =======


            RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a substantial portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets approved on an annual basis by the applicable funding agencies. During the nine month and three month periods ended September 30, 1995, gross research and development expenses amounted to approximately $19,806,000 and $7,078,000, respectively, of which approximately $5,148,000 and $1,846,000, respectively, was reimbursed.

            EARNINGS PER SHARE. For the nine month and three month periods ended September 30, 1994 and 1995, the computation of earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. For the nine month and three month periods ended

  September 30, 1994, the computation of fully diluted earnings per share was antidilutive. The shares used in the computations are as follows (also see
  Exhibit 11):

                           NINE MONTHS ENDED           THREE MONTHS ENDED
                             SEPTEMBER 30,                SEPTEMBER 30,
                             1994     1995              1994      1995
                                          (In Thousands)

          Primary           21,806   22,468            21,773    22,827
          Fully diluted     21,806   22,612            21,773    22,929

  ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.
           ---------------------------------------------

           RESULTS OF OPERATIONS.

           Total Revenues.  Total revenues for the nine month and three month
           --------------
  periods ended September 30, 1995 increased by approximately $22,924,000 (28%) and approximately $7,980,000 (26%), respectively, from the corresponding periods in 1994. The increase is attributable primarily to a higher volume of sales of systems and parts. Sales for the nine month and three month periods ended September 30, 1995 increased by approximately $20,308,000 (26%) and approximately $7,223,000 (25%), respectively, from the 1994 periods. The growth in sales for the nine month period ended September 30, 1995 occurred in both the TRILOGUE and AUDIODISK product lines and for the three month period ended September 30, 1995 occurred in the TRILOGUE product line. Interest and other income for the nine month and three month periods ended September 30, 1995 increased by approximately $2,616,000 (67%) and approximately $757,000 (52%), respectively, over the corresponding periods in 1994, resulting from increased interest rates and realized gains on sales of short-term investments.

            Cost of Sales.  Cost of sales for the nine month and three month
            -------------
  periods ended September 30, 1995 increased by approximately $7,970,000 (23%) and approximately $3,096,000 (25%), respectively, from the corresponding periods in 1994. The increase is attributable primarily to the increase in sales. Gross margin (expressed as a percentage of sales) for the nine month and three month periods ended September 30, 1995 increased to approximately 57% from approximately 56% during the corresponding 1994 periods.

            Research and Development Expenses.  Gross research and development
            ---------------------------------
  expenses for the nine month and three month periods ended September 30, 1995 increased by approximately $7,570,000 (62%) and approximately $2,630,000 (59%), respectively, from the corresponding periods in 1994. Net research and development expenses, after reimbursement under government funding programs, for the nine month and three month periods ended September 30, 1995 increased by approximately $5,565,000 (61%) and approximately $1,833,000 (54%), respectively, from the corresponding periods in 1994. Such increases are due to the overall growth of research and development operations, the initiation of significant new research and development projects for both product lines, and increases in salaries and other costs associated with research and development operations in Israel.

            Selling, General and Administrative Expenses.  Selling, general and
            --------------------------------------------
  administrative expenses for the nine month and three month periods ended September 30, 1995 increased by approximately $5,553,000 (23%) and approximately $1,795,000 (20%), respectively, from the corresponding periods in 1994. Such increases were the result of increased sales, marketing, and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities internationally and in the United States.

            Royalties and License Fees.  Royalties and license fees for the nine
            --------------------------
  month and three month periods ended September 30, 1995 decreased by approximately $52,000 (3%) and approximately $33,000 (6%), respectively, from the corresponding periods in 1994. Royalties and license fees for the nine and three month periods ended September 30, 1995, as a percentage of total sales, decreased from approximately 2.4% and approximately 2.0%, respectively, in the 1994 periods, to approximately 1.8% and approximately 1.5%, respectively, in the 1995 periods reflecting an increase in the proportion of total sales comprised of products bearing lower rates of royalty or for which no royalties are due.

            Income Tax Provision.  Provision for income taxes for the nine month
            --------------------
  and three month periods ended September 30, 1995 increased by approximately $185,000 (14%) and approximately $227,000 (66%), respectively, from the corresponding periods in 1994. The Company's overall effective tax rate decreased from approximately 13% during the nine month period ended September 30, 1994 to approximately 11% in the corresponding period of 1995, and increased from approximately 9% during the three month period ended September 30, 1994 to approximately 11% in the corresponding period in 1995. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its subsidiaries in Israel.

            Net Income.  Net income after taxes for the nine month and three
            ----------
  month periods ended September 30, 1995 increased by approximately $3,512,000 (42%) and approximately $1,235,000 (36%), respectively, from the corresponding periods in 1994, primarily as a result of the factors described above. Net income after taxes as a percentage of total revenues increased to approximately 11.2% and approximately 12.3%, respectively, in the nine month and three month periods ended September 30, 1995 from approximately 10.1% and approximately 11.4%, respectively, in the corresponding periods in 1994.

            LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1995, the Company had cash and cash equivalents of approximately $80,336,000, bank time deposits and short-term investments of approximately $44,560,000 and working capital of approximately $149,085,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

            The Company regularly examines opportunities for strategic acquisitions of other companies or lines of business. Such acquisitions may require significant investment of capital, both in payment of the acquisition cost and in providing working capital for any acquired businesses. There can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment. The Company anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or to raise additional funds to be used (in whole or in part) in payment for acquired securities or assets. The issuance of such securities could be expected to have a dilutive impact on the Company's shareholders.

            The Company's liquidity and capital resources have not been, and are not anticipated to be, materially affected by restrictions pertaining to the ability of its foreign subsidiaries to pay dividends or by withholding taxes associated with any such dividend payments.

            CERTAIN TRENDS AND UNCERTAINTIES. The industries in which the Company is principally involved are characterized by frequent technological and market changes and are highly competitive. The Company faces competition from a variety of sources, including competitors that are larger than the Company and have more established positions in certain market segments.

            The voice processing and message management industry has experienced a continuing evolution of product offerings and alternatives for delivery of services. These trends have affected and may be expected to have a significant continuing influence on conditions in the industry, although the impact on the industry generally and on the Company's position in the industry cannot be predicted with assurance. Significant changes in the industry make planning decisions more difficult and increase the risk inherent in the planning process.

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

            The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these for the foreseeable future. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the long- and short-term competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a number of world markets.
  The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, and accordingly has had a negative impact on the Company's overall results of operations.

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

                                    PART II

                               Other Information
                               -----------------

  ITEM 6.  Exhibits and Reports on Form 8-K.
           --------------------------------


  (a)      Exhibit Index.
           --------------

           Item
           Number    Exhibit                                Page
           ------    -------                                ----

             11.     Statement re: computation of
                     per share earnings                   17 - 18

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


                                     COMVERSE TECHNOLOGY, INC.


  Dated:  November 7,  1995          S / Kobi Alexander
                                     ------------------
                                     Kobi Alexander
                                     President, Chairman of the Board
                                     and Chief Executive Officer


  Dated:  November 7, 1995           S / Igal Nissim
                                     ---------------
                                     Igal Nissim
                                     Vice President, Finance
                                     and Chief Financial Officer