Form 10-K
period 1995-12-31
COMVERSE TECHNOLOGY INC/NY/
filed 1996-03-28
CIK 803014

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Fiscal Year ended December 31, 1995

                         Commission File Number 0-15502

                           COMVERSE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                        13-3238402
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                            170 CROSSWAYS PARK DRIVE
                           WOODBURY, NEW YORK  11797
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

                     COMMON STOCK, $.10 PAR VALUE PER SHARE
                                (Title of Class)
                               -----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes: [X]           No: [_]

===============================================================================

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                                      [X]



    The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 1996 was approximately $491,000 ,000. The closing price of the registrant's common stock on the NASDAQ National Market System on March 15, 1996 was $23.125 per share.

   There were 21,417,653 shares of the registrant's common stock outstanding on March 15, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information statement distributed in connection with the 1996 Annual Meeting of Shareholders of the registrant or in an amendment to this report on Form 10K/A.



                          ____________________________



    TRILOGUE is a registered trademark and TRILOGUE INfinity and AUDIODISK are trademarks of the Company.

                                     PART I

ITEM 1.  BUSINESS.


INTRODUCTION

          Comverse Technology, Inc., a New York corporation ("Comverse" and, together with its subsidiaries, the "Company"), designs, develops, manufactures, markets and supports computer and telecommunications systems and software for multimedia communications and information processing applications. The Company's systems are used in a broad range of applications by fixed and wireless telephone network operators, government agencies, financial institutions and other public and commercial organizations worldwide.

          The Company has developed two main product lines -- the TRILOGUE family of telephone-accessed, multimedia messaging and information processing systems, and the AUDIODISK family of multiple channel, multimedia digital recording systems -- both of which incorporate advanced technologies in the areas of digital signal processing, facsimile protocols, telephony interfaces, mass storage, digital networking, multi-processor computer architecture and real-time software design.

          The Company's TRILOGUE systems enable many simultaneous users to access from any telephone or fax machine a broad range of integrated messaging and information services, such as call answering, voice mail, fax mail and audiotext. TRILOGUE's principal market consists of subscriber service provider ("SSP") organizations that use the systems to provide services to the public, usually on a subscription basis, and includes both fixed and wireless telephone network operators and other telecommunications services organizations. The Company's Network Systems Division markets TRILOGUE systems throughout the world, with its own direct sales force and subsidiaries located in seven countries, and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. The Company is a market-share leader in providing large capacity messaging systems for international telephone network operators. More than 90 fixed and wireless telephone network operators in more than 40 countries have selected TRILOGUE as their platform for messaging services. Current Network Systems Division customers include a number of large providers of public telecommunications services, such as AIS in Thailand, BellSouth, Deutsche Telekom in Germany, Hongkong Telecom, Pacific Bell, Telstra in Australia, Telecom Italia, Telefonos de Mexico, Singapore Telecom and several regional telephone companies in India and the People's Republic of China. The objectives of the Network Systems Division include maintaining the Company's international market share leadership and increasing the Company's presence in the United States SSP markets as existing messaging system users expand and upgrade their equipment and new providers of fixed and mobile network services enter the market.

          The Company's AUDIODISK systems enable many simultaneous users to monitor and process voice, image (facsimile) and data communications from multiple channels in a variety of analog and digital formats, provide facilities for archiving large volumes of recorded information and allow the use of computer database processing techniques for analysis, management and retrieval operations. The systems have been sold primarily to law enforcement, military and intelligence agencies that monitor and record communication channels for a variety of purposes, such as surveillance in support of police actions and the collection and processing of information for intelligence analysis. Various other government and commercial organizations, such as "911" emergency service providers, correctional facilities, public health and safety organizations and financial institutions, also use AUDIODISK and its derivative product line, to record and process large volumes of audio, image and data communications.

          Traditionally, analog tape recorders, alone or coupled with a variety of special purpose devices, have been utilized for these applications. The worldwide growth in telecommunications traffic in general and digital communications in particular, and the increasing use of a variety of digital transmission formats in telecommunications networks, have created a need for user organizations to modernize their monitoring, recording and processing capabilities. AUDIODISK provides a number of advantages over analog, tape recorder-based systems, including improvements in capacity, reliability, accuracy, processing efficiency and archiving and retrieval capabilities. AUDIODISK systems interface with a variety of analog and digital communications protocols and automatically recognize and adapt to voice, fax or modem content on each recorded channel. Most importantly, AUDIODISK systems enable users to adapt efficiently to the emergence of new telecommunications technologies, such as digital transmission, ISDN and enhanced signaling systems, for which analog, tape recorder-based equipment was not designed. To date, AUDIODISK and its derivative systems have been sold to end-users in more than 25 countries.

          The Company has designed its products with an open system, modular architecture to accommodate user requirements for flexibility of product configuration and capacity, and to enable the integration of advanced technologies, including intelligent network capabilities. This architecture permits scalability across the full range of product configurations. Current TRILOGUE single-system configurations may include up to 1,000,000 mailboxes, with 6,000 ports and storage capacity for 45,000 hours of voice or 6,750,000 fax pages. AUDIODISK configurations support multiple user workstations for monitoring up to 350 channels simultaneously, with storage capacities of up to 30,000 hours of audio or 4,500,000 pages of fax, using both magnetic disk and optical media.

          Through subsidiaries, the Company is also involved in the provision of computer design and consulting services, primarily for government customers in Canada, the design and development of software for Intelligent Network ("IN") and Advanced Intelligent Network ("AIN") architecture and services, the design and development of systems for telephone answering service bureaus, the operation of a telemessaging service bureau primarily in Israel and capital market activities for its own account.

          During 1995, the Company derived revenues of approximately $90,247,000 (66% of total sales) from the TRILOGUE product line (and related products and services), an increase of approximately $17,817,000 (25%) over the prior year, and approximately $46,902,000 (34% of total sales) from the AUDIODISK product line (and related products and services), an increase of approximately $11,182,000 (31%) over the prior year. At December 31, 1995, the Company had a backlog of approximately $50,200,000, of which approximately $38,000,000 was scheduled for delivery during 1996.

          The Company was incorporated in the State of New York in October 1984. Its principal executive offices are located at 170 Crossways Park Drive, Woodbury, New York 11797, where its telephone number is (516) 677-7200.


THE COMPANY'S PRODUCTS

TRILOGUE PRODUCT FAMILY

OVERVIEW

          The market for telephone-accessed, multimedia messaging and information processing systems has grown rapidly over the past several years. The Company believes that a number of factors have contributed to this growth, including the increasing public awareness and acceptance of multimedia messaging services resulting from the growing installed base of systems in the business community, the expanding availability from the major telephone companies of call answering services, the growing use of wireless telephone services, which almost universally offer a mailbox-based call answering service, and the popularity of pay-per-call audiotext services.

          The Company's primary focus has been on supplying large-capacity messaging systems to SSP organizations, including fixed and wireless telephone network operators and other telecommunications services organizations worldwide. SSP organizations benefit from the ability to offer their customers a variety of services provided by the TRILOGUE system, such as automated call answering, voice and fax messaging, audiotext and "virtual telephone" service, usually on a subscription basis. With call answering and voice and fax messaging, telephone operating companies benefit not only from service subscription fees, but also from traffic revenue generated by the increase in billable completed calls. In addition, these services improve overall network efficiency by reducing congestion from repeated unbillable busy/no-answer calls. Wireless telephone service operators are almost universally adding voice mailboxes to their service offerings, not only because of these benefits, but also because their services are increasingly used as personal communication systems in which call answering is an important element. Voice and fax information services increase the range of revenue producing value-added services the organizations can provide to their business customers and also serve as a direct source of pay-per-call revenue to the service providers. "Virtual telephone" service offers an effective means for telephone companies to provide telecommunications services in developing areas at a fraction of the time and cost per subscriber required to create the infrastructure for traditional telephone service.

PRODUCT DESCRIPTION AND CONFIGURATIONS

          TRILOGUE systems are available in four models, each designed to address a range of capacities in a modular and scalable manner:

                            PORTS  VOICE HOURS    MAXIMUM
                            -----  ------------
MODEL                 FROM   TO    FROM    TO    MAILBOXES
--------------------  ----  -----  ----  ------  ---------
          2500           4     16    12      58     32,000
          4500           4     16    12   1,000     32,000
          6500          16     64    45   1,000     32,000
          INfinity      24  6,000    50  45,000  1,000,000

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

       TRILOGUE 6500 is a compact model for medium-sized service providers. It can typically support between 5,000 and 10,000 messaging users, or as many as 3,000 one minute calls per hour.

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

     TRILOGUE supports a wide variety of analog and digital telephony interfaces and signaling systems, which makes the system adaptable to a variety of different telephony environments and IN applications. TRILOGUE also provides a "universal port" -- a single port that supports any combination of voice and fax services at any time during a single call.

TRILOGUE APPLICATIONS

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

  .       VIRTUAL TELEPHONE SERVICE

       The virtual telephone subscriber receives a published personal telephone number. However, no telephone or line is installed on the subscriber's premises. Instead, the subscriber receives a voice mailbox set up in a TRILOGUE system connected to a public switch. Anyone who dials that number reaches the subscriber's mailbox directly, hears the subscriber's voice greeting and records a message. The subscriber may retrieve and respond to the messages from any telephone. This service concept is especially targeted at developing countries, where conventional telephone infrastructure and service are not readily available or affordable.

  .       VIRTUAL REPLACEMENT TELEPHONE SERVICE

       Calls to a subscriber whose line is out of service are re-routed to a voice mailbox. Each caller is informed that the call is being answered by a special service of the telephone company and is invited to leave a message. The subscriber may retrieve the messages from any operational telephone.

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

  .       VIRTUAL FAX (FAX MAILBOX)

       Like a user of virtual telephone, a user of virtual fax has a published personal fax number. TRILOGUE answers calls to this number in the same manner as they would be answered by a fax machine, receives a fax from the caller and stores the fax in the subscriber's mailbox. The subscriber is then notified that a fax message is waiting and can retrieve it either by calling from a fax machine and requesting immediate delivery or by entering the phone number of a fax machine, which the system then calls to deliver the fax.

  .       FAX MESSAGING

       Fax messaging is the fax equivalent of voice messaging. Subscribers can send faxes via TRILOGUE to mailboxes or to telephone numbers, using the future delivery and the mailing list features of the mailbox. Fax messages received in a mailbox can be transferred to other mailboxes or to any fax machine for printing.

  .       INTEGRATED VOICE AND FAX MAIL

       TRILOGUE can provide a single mailbox that supports the storage and retrieval of voice, fax and combined voice/fax messages using a common set of commands. This capability is one of the most distinctive features of the TRILOGUE system.

  .       NETWORK MESSAGING

       TRILOGUE supports networking for voice and fax mailbox-to-mailbox communication among a large community of subscribers whose mailboxes may reside on many different systems throughout the world. TRILOGUE's network messaging not only supports voice messaging between TRILOGUE systems, but also provides networking between TRILOGUE and other vendors' systems, because it is compatible with AMIS, an accepted standard for inter-vendor voice mail networking.

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

  .       SHORT MESSAGE SERVICE CENTER (SMSC)

          For advanced digital wireless networks, TRILOGUE allows alphanumeric messages to be received through the system and displayed on a subscriber's handset.

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

NEW PRODUCT ARCHITECTURE

     The demand from SSP customers for high capacity and high reliability in ESP platforms is increasing as enhanced services grow in popularity, and as telephone network operators gain experience with the equipment they have initially deployed. In 1995, the Company announced the general availability of a new INfinity system architecture designed to meet the capacity and reliability requirements of large telephone network operators, and to work with the AIN environment of the future. The system is designed to support an expanded capacity of up to 6,000 ports, 45,000 voice storage hours and 1,000,000 mailboxes, permitting access to any mailbox from any port. The system is also designed to provide redundancy of all critical components, so that no single failure will interrupt the service.

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

     The new INfinity architecture also incorporates components that are compatible with the IN and AIN protocols for Service Nodes and Intelligent Peripherals, permitting the Company's SSP customers to design and develop their own TRILOGUE-based services without relying solely on the development resources of the Company.

MARKETS, SALES AND MARKETING

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

     More than 90 fixed and wireless telephone network operators in more than 40 countries have selected TRILOGUE as their platform for messaging services.
Major TRILOGUE installations include, among others, Deutsche Telekom in Germany, where a TRILOGUE INfinity system is installed with a current capacity of 250,000 subscribers. The Company believes that this installation, with over 1,200 voice/fax ports, is one of the largest single site voice and fax messaging systems in the world. The Company's SSP customers include, among others, Optus Vision and Telstra in Australia; CTC in Chile; Helsinki Telephone Company and Telecom Finland in Finland; Hongkong Telecom in Hong Kong; Bezek and Pelephone in Israel; Omnitel and Telecom Italia in Italy; Telmex and Telnor in Mexico; BellSouth NZ in New Zealand; Netcom and Telenor in Norway; Singapore Telecom in Singapore; Comvik and Europolitan in Sweden; AIS in Thailand; Energis in the United Kingdom; American Personal Communications, BellSouth and Pacific Bell in the United States; and several telephone companies in India and the People's Republic of China. The objectives of the Network Systems Division include maintaining the Company's international market share leadership and increasing the Company's presence in the United States SSP markets as existing users expand and upgrade their equipment and new providers of fixed and mobile network services enter the market.

     The Company provides its customers with marketing consultation, seminars and materials designed to assist them in marketing TRILOGUE-based services, and also undertakes to play an ongoing supporting role in their business and market planning processes.


AUDIODISK PRODUCT FAMILY

OVERVIEW

     The AUDIODISK family of products consists of multiple channel, multimedia digital recording systems, which enable many users simultaneously to monitor and process audio, image (facsimile) and data communications over many channels in a variety of analog and digital formats and provide facilities for archiving large volumes of recorded information. The systems automatically decode and record a variety of signals without operator intervention and store the recorded information on magnetic and optical disks to permit quick and easy random access and the use of computer database techniques for analysis, archival and retrieval operations. AUDIODISK also enables a number of users to access the same recorded information simultaneously for processing and analysis.

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

     Organizations that have sought a comprehensive solution for multimedia, multiple channel recording and processing applications historically have been required to acquire, integrate and support many different systems, including recording devices for audio transmissions, monitoring devices for fax and modem communications, monitoring devices for telephony signaling, high-quality voice recording and cellular recording systems, transcription systems, various database management systems and various devices to decode and record different kinds of telecommunication signals. AUDIODISK provides a fully integrated, single-system solution for these applications. Multiple channels can be processed on AUDIODISK by many users simultaneously in a computerized environment analogous to a mainframe or mini-computer database application, utilizing audio, image and modem signals rather than alphanumeric data as the processed media.

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

PRODUCT DESCRIPTION

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

     AUDIODISK is designed to support a broad range of multimedia monitoring capabilities, including the recording, processing and retrieval of:


       .  Analog audio signals, including telephone and radio channels

       .  Analog facsimile and modem communications

       .  Digital audio and data signals, including ISDN, T1, E1 and X.25

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

PRODUCT CONFIGURATIONS

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

       The AUDIODISK product family is available in a variety of packaging options to support a range of applications in addition to large, fixed-site audio monitoring operations. The AUDIODISK Observer is a transportable system designed for field operations. A hand-carried AUDIODISK Court Playback Unit is designed for the playback of recordings as trial evidence. Also available are a TEMPEST model for electromagnetic radiation sensitive applications and a ruggedized model for military applications. The Ultra and Spectrum systems are derivatives of AUDIODISK, specifically tailored for multiple channel voice logging applications that require archiving of large amounts of audio information with relatively infrequent retrieval, such as financial transactions and requests for emergency services.

MARKETS, SALES AND MARKETING

       The Company markets AUDIODISK systems worldwide through its direct sales force and, where appropriate, through agents, distributors and system integrators. The Company sells AUDIODISK directly to the law enforcement, military and intelligence markets through offices located in North America, Western Europe, Israel and the Far East.

       The Company has dedicated substantial scientific and engineering resources to the target markets for AUDIODISK, permitting the Company to respond quickly and effectively to customer requests for proposals, to provide cost-effective product customization and, in many instances, to anticipate the requirements of its potential customers for product design and special features.

       Comverse's current target markets for AUDIODISK include law enforcement and security and intelligence agencies, public safety and emergency services organizations and financial institutions.

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

       PUBLIC SAFETY AND EMERGENCY SERVICES. Organizations that provide public safety and emergency services are required to log requests for services and related communications, and to preserve the resulting records for evidentiary purposes. Organizations in this market include, among others, providers of "911" emergency services and municipal agencies responsible for health and public safety. The introduction of digital, computer-based systems for logging applications enables the integration of logging activities with other computer systems for improvements in response time and quality of service. Comverse designed the Ultra and Spectrum systems, both AUDIODISK derivatives, specifically for these and other voice logging applications.

       FINANCIAL SERVICES. Financial institutions worldwide, including banks, mutual fund management firms and brokerage houses, conduct substantial portions of their business over the telephone. A growing number of these institutions record voice communications related to financial transactions for archival and evidentiary purposes. Digital logging systems enable these users to archive large volumes of recorded information and to accommodate the increasing use of fax and modem communications to effect transactions. The products marketed to financial services organizations provide, in addition to the optical disk medium, 8mm digital tape with a storage capacity of over 1,000 compressed voice hours per cassette. The low cost, high capacity digital tape medium represents an efficient archiving method for these organizations, many of which are required to keep records for long periods.

       ADDITIONAL MARKETS. Additional markets for AUDIODISK and its derivative products include, among others, the military, courts and legislative bodies, correctional institutions, call centers, hospitals and broadcast services, all of which share the need to record and process large amounts of voice, fax and computer modem communications and to maintain archived records of the recorded information.

TECHNOLOGIES

       The Company's research and development efforts focus particularly on the design of very large, high throughput systems and digital signal processing technologies for voice, image and data communications. The Company's products utilize advanced technologies in the areas of digital signal processing, facsimile protocols, telephony interfaces, mass storage, digital networking, multi-processor computer architecture and real-time software design. The Company's research and development organization consists of a TRILOGUE applications group, an AUDIODISK applications group and a core technologies group that serves the two applications groups. Through its recent acquisition of Dale, Gesek, McWilliams & Sheridan, Inc. ("DGM&S"), the Company also possesses considerable technology and expertise in the development of software products, solutions and applications within the IN and AIN environment.

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

       A primary focus of the Company's research and development efforts has been digital signal processing technologies required for voice, image and data communications. Computer systems designed for signal processing applications, such as processing of voice and image communications, handle information differently from conventional data processing systems and require greater processing and storage resources. For example, a digitized voice message, even when subjected to data compression techniques, may require as much as 150 times the storage capacity as the same message processed in textual form. The computer must be designed to function at a fast and efficient rate to produce a form of speech acceptable to the human ear. The Company has developed a number of speech compression algorithms, which provide the Company's products with optimal compression taking into account the level of speech quality required for each application. The Company also has developed a special signal detector, which identifies signals as voice, fax or modem. Voice processing algorithms currently available with the Company's products include speech enhancement (noise reduction) and variable playback speed with pitch compensation. Fax and modem processing algorithms offered by the Company enable communication and interception of a large number of standard and non-standard communications protocols.

       The Company has developed interfaces for its products to most telephony environments used around the world, including digital interfaces, such as T1, E1 and ISDN, and Signaling System #7 interfaces designed to encompass both basic network connectivity and the AIN capabilities of Intelligent Peripherals and Service Nodes. The Company has implemented facsimile communication and intercept protocols for Group 3 facsimile. Certain of the Company's products incorporate local area network and wide area network technologies used for the transfer of digitized voice, fax and modem information, as well as for the transfer of data among various network elements.

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

RESEARCH AND DEVELOPMENT

       Because of the continuing technological changes that characterize the industries in which the Company competes, the Company's success will depend, to a considerable extent, upon its ability to continue to develop competitive products through its research and development efforts.

       The Company is engaged in ongoing research and development efforts intended to expand and enhance the technical capabilities, features and range of uses of its products, and to design and develop new generations of its product offerings. The Company currently employs in its research and development operations, more than 500 scientists and engineers with broad experience in the areas of digital signal processing, computer architecture, facsimile protocols, telephony, digital networking, multi-processing, mass storage, and real-time software design. A substantial portion of the Company's research and development operations benefit from financial incentives provided by government instrumentalities to promote research and development activities, including, in the case of the Company, its research and development activities situated in Israel and Canada. The cost of such efforts is affected to a considerable extent by the continued availability of funding under such programs. Gross expenditures on research and development for 1993, 1994 and 1995 were approximately $12,187,000, $18,117,000 and
$27,161,000, respectively, of which approximately $4,026,000, $5,477,000 and $7,735,000, respectively, were reimbursed under government funding programs. The percentage of the Company's total research and development expenditures reimbursed under these programs has declined over the three-year period, and is anticipated to continue to decline with the growth in the Company's overall operations and the increasing amount of research and development conducted by the Company at locations other than those in which reimbursement programs are available to it. The Company pays royalties on its sales of certain products developed in part with funding supplied under such programs. See "Business-- Licenses and Royalties."

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

       The Company currently holds three United States patents, two of which apply to the integration of voice and image (facsimile) technologies utilized by the Company in certain of its products. The third patent, issued in 1995, applies to certain potential applications of the Company's products for the emergency notification and mobilization of many people. The Company files patent applications periodically; however, no assurance can be given that patents will be issued on the basis of such applications or that, if patents are issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide significant benefits to the Company.

       In order to safeguard its unpatented proprietary know-how, trade secrets and technology, the Company relies primarily upon trade secret protection and non-disclosure provisions in agreements with certain employees and others having access to confidential information. There can be no assurance that these measures will adequately protect the Company from disclosure or misappropriation of its proprietary information.

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

LICENSES AND ROYALTIES

       The Company licenses certain technology, know-how and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties (including the Israeli Government) under such licenses and under other agreements entered into in connection with research and development financing. The Company believes that its rights under such licenses and other agreements are sufficient for the manufacturing and marketing of its products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how. The Company currently pays royalties on substantially all sales of TRILOGUE systems and on certain sales of AUDIODISK and derivative products. The royalties vary in amount based upon the revenues attributable to the various components of such products. During 1993, 1994 and 1995, aggregate royalty payments amounted to approximately $1,911,000, $2,186,000 and $2,419,000, respectively. A portion of the 1993 and 1994 royalties included amounts relating to marketing subsidies received under an Israeli Government program, which has been discontinued.

INTERNATIONAL SALES

       The Company's sales outside of North America have increased from approximately $50,432,000 in 1993 to approximately $66,861,000 in 1994 and $92,046,000 in 1995. International sales and marketing efforts may be adversely affected by a number of factors, including the need for system customization and special integrations, government approvals and export licenses, instability in international trading relations, currency fluctuations and additional costs of marketing, service and support due to lack of proximity with the end-users. International sales of certain systems manufactured by the Company also are subject to a variety of legal restrictions governing the export of such products.

       For additional financial information regarding foreign operations, see Notes 13 and 15 of Notes to Consolidated Financial Statements appearing elsewhere in this report.

MAJOR CUSTOMERS AND BACKLOG

       At December 31, 1995, the Company had a backlog of approximately $50,200,000, compared with a backlog of approximately $44,600,000 at December 31, 1994, an increase of approximately $5,600,000. Approximately $38,000,000 of the backlog at December 31, 1995 was scheduled for delivery during 1996. During 1995, no customer accounted for more than 5% of the Company's total sales.

SERVICE AND SUPPORT

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

COMPETITION

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

       The Company is aware of a relatively small number of manufacturers of products that compete with the AUDIODISK product line at the present time. Manufacturers of products that have been offered in competition with the AUDIODISK system include E-Systems, Inc., Loral Corporation, Applied Signal Technology, Inc., GTE Government Systems Division and Harris Corporation. Competition also has been provided by manufacturers and integrators of custom designed computer and telecommunications systems in response to particular government procurements in specific markets where they have entrenched customer relationships. The Company believes that it derives a competitive advantage over many potential competitors of its AUDIODISK product line by reason of its ability to offer prospective customers a family of products that can provide a solution to most customer requirements without extensive special development effort. The government market in general is highly competitive and difficult to penetrate, and the Company may be at a competitive disadvantage in respect of certain customers and market segments as a result of its small size in relation to other potential vendors and the existence of entrenched customer relationships with other vendors. The voice logging market, where the company sells its Ultra product family, is highly competitive. Primary competitors include Dictaphone Corporation, Racal Recorders Ltd., TEAC America, Inc. Nice Systems, Ltd. and Atis Assmann GmbH.

       Many of the Company's present and potential competitors for both its AUDIODISK and TRILOGUE product lines are considerably larger than the Company, are more established, have a larger installed base of customers and have greater financial, technical, marketing and other resources.


MANUFACTURING AND SOURCES OF SUPPLIES

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

ACQUISITIONS, CAPITAL MARKET ACTIVITIES AND OTHER SUBSIDIARY OPERATIONS

       The Company regularly examines opportunities for acquisitions and strategic investment transactions as a means of expanding its business.

       In August of 1995, the Company acquired DGM&S, a privately-held Mt. Laurel, New Jersey-based provider of telecommunications software products and solutions, especially those oriented to IN and AIN architecture design and network elements, Signaling System #7, and ISDN. The transaction accounted for as a pooling of interests, with 1,078,944 shares of Comverse common stock issued to the prior shareholders of DGM&S.

       As a recognized leader in the IN/AIN field, DGM&S works closely with several major United States telephone companies and telecommunications equipment suppliers to design and develop IN/AIN-based products and services. DGM&S's telecommunications network operator customers include, among others, Ameritech, BellSouth, GTE, and MCI.

       Comverse believes that DGM&S's IN/AIN expertise will facilitate the Company's efforts to evolve its TRILOGUE product line to support an expanding range of IN/AIN-based services, such as single number services, voice activated dialing, call screening, and single-key return-a-call. The Company believes that successful product evolution into the IN/AIN services area would improve the value and applicability of the TRILOGUE product line, and further the Company's ongoing efforts to differentiate TRILOGUE from competitive offerings.

       The Company has organized a wholly-owned subsidiary, CTI Capital Corp., in support of its exploration of strategic acquisition and investment opportunities. The subsidiary, directly and through a wholly-owned subsidiary in Israel, Comverse Investments Ltd., seeks to identify and implement suitable strategic investments for the Company, and engages in portfolio investment, financial services and capital market activities, primarily in Israel. Such activities include, in addition to direct investment in public and private companies, the provision of advisory and valuation services, investment and merchant banking activities and short-term trading of debt and equity securities. In 1995, CTI Capital Corp. acquired approximately 22.6% of DCL Technologies Ltd., a developer of advanced software-based products and solutions, with specialized expertise in communications processing.


OPERATIONS IN ISRAEL

       A substantial portion of the Company's research and development and manufacturing operations are conducted at its wholly-owned subsidiary, Efrat Future Technology Ltd. ("Efrat"), which is located in Israel and, accordingly, may be affected by economic, political and military conditions in that country. The Company's business is also dependent on trading relationships between Israel and other countries. The Company's products incorporate components imported into Israel from the United States and other countries and most of the Company's products are sold outside of Israel. Accordingly, the Company's operations would be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners were interrupted or curtailed. The Company benefits from various policies of the Government of Israel, including reduced taxation and special subsidy programs, designed to stimulate economic activity, particularly high technology industry, in that country. As a condition of its receipt of funds for various research and development projects conducted under programs sponsored by the Government of Israel, the Company has agreed that products resulting from these projects may not be manufactured, nor may the technology developed in the projects be transferred, outside of Israel without government consent.

       Since the establishment of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries, and Israel and countries doing business with Israel have been the subject of an economic boycott by the Arab countries. Following the Six-Day War in 1967, Israel commenced administering the territories of the West Bank and the Gaza Strip and, since December 1987, increased civil unrest has existed in these territories and resulted in acts of violence in other parts of Israel. Although Israel has entered into various agreements with Arab countries and the Palestine Liberation Organization ("PLO"), and various declarations have been signed in connection with efforts to resolve some of the regional problems, no prediction can be made as to whether a full resolution of these problems can be achieved or as to the nature of any such resolution. To date, these problems have not had a material adverse impact on the financial condition or operations of the Company, although there can be no assurance that continuation of these problems will not have such an impact in the future.

       Israel is a member of the United Nations, the International Monetary Fund, the International Bank for Reconstruction and Development, and the International Finance Corporation, and is a signatory to the General Agreement on Tariffs and Trade, which provides for reciprocal lowering of trade barriers among its members. In addition, Israel has been granted preferences under the Generalized System of Preferences from the United States, Australia, Canada, and Japan. These preferences allow Israel to export the products covered by such programs either duty-free or at reduced tariffs.

       Israel and the European Union are parties to a Free Trade Agreement pursuant to which, subject to rules of origin, Israel's industrial exports to the European Union are exempt from customs duties and other non-tariff barriers and import restrictions. Israel also has an agreement with the United States to establish a Free Trade Area ("FTA") which is intended ultimately to eliminate all tariff and certain non-tariff barriers on most trade between the two countries. Under the FTA agreement, most products received immediate duty-free status in 1985, and all tariffs have since been eliminated. In 1993, Israel entered into an agreement with the European Free Trade Association ("EFTA"), which includes Austria, Norway, Finland, Switzerland, Iceland and Liechtenstein, that established a free-trade zone between Israel and EFTA nations exempting manufactured goods and some agricultural goods and processed foods from customs duties, while reducing duties on other goods. Israel is the only country which has free-trade area agreements with the United States as well as with the European Union and EFTA states. The end of the Cold War has also enabled Israel to establish commercial and trade relations with a number of nations, including Russia, China and the nations of Eastern Europe, with whom Israel has not previously had such relations.

       Israel's economy has from time to time been subject to various destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. For these and other reasons, the Israeli Government has intervened in all sectors of the economy, employing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and controls of wages, prices and exchange rates. The Israeli Government has frequently changed its policies in all these areas. For the calendar years 1991 through 1995, the annual rates of inflation were approximately 18%, 9%, 11%, 14% and 8% respectively. This inflation, and the associated increases in salaries that are linked by Israeli law to increases in the consumer price index, have increased the cost of the Company's operations in Israel, and salary costs have further increased as a result of the growing competition for qualified scientific, engineering and technical personnel in Israel. The increase in costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, which during the period 1991 through 1995 occurred at the annual rates of approximately 12%, 21%, 8%, 1% and 4%, and accordingly have had a negative impact on the Company's overall results of operations.

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

EMPLOYEES

       At December 31, 1995, the Company employed 1,008 individuals, approximately 71% of whom are scientists, engineers and technicians engaged in research and development, marketing and support activities.

       The Company is not a party to any collective bargaining or other agreement with any labor organization; however, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (including the Industrialists' Association) are applicable to the Company's Israeli employees by order of the Israeli Ministry of Labor. Israeli law generally requires the payment by employers of severance pay upon the death of an employee, his retirement or upon termination of his employment, and the Company provides for such payment obligations through monthly contributions to an insurance fund. Israeli employees and employers are required to pay pre-determined sums to the National Insurance Institute, which payment covers medical and other benefits similar to the benefits provided by the United States Social Security Administration.

       The continuing success of the Company will depend, to a considerable extent, on the contributions of its senior management and key employees, many of whom would be difficult to replace, and on the Company's ability to attract and retain qualified employees in all areas of its business. Competition for such personnel is intense, particularly in the computer and telecommunications industries. In order to attract and retain talented personnel, and to provide incentives for their performance, the Company has emphasized the award of stock options as an important element of its compensation program, including, in the case of certain key management level personnel, options to purchase shares in certain of the Company's subsidiaries, and cash bonuses based on the profitability of their respective business units.


ITEM 2.  PROPERTIES.

       As of December 31, 1995, the Company leased an aggregate of approximately 268,000 square feet of space for its operations worldwide, including approximately 29,000 square feet in Woodbury, New York, approximately 161,000 square feet in Tel Aviv, Israel, approximately 31,000 square feet in Mt. Laurel, New Jersey, approximately 21,000 square feet in Irvine, California, and an aggregate of approximately 26,000 square feet at various other locations in the United States, Canada, Israel, Western Europe and the Far East. The aggregate base monthly rent for the facilities under lease at December 31, 1995 was approximately $248,000, and all of such leases are subject to various pass-throughs and escalation adjustments. In June 1995, Efrat entered into a lease for approximately 148,000 square feet in Tel Aviv, Israel to increase the capacity of, as well as to consolidate, its Israeli operations. The new lease will have a term of seven and one-half years, with an option to extend for an additional two and one-half years, and the right to cancel after five years with the payment of $250,000, which sum decreases over time. The annual base rent for the new premises starts at approximately $1,600,000. Occupancy is scheduled to begin in the first quarter of 1997, at which time the Company anticipates terminating some of its other Israeli leases.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       At the Company's 1995 Annual Meeting of Shareholders, held on November 17, 1995, the shareholders of the Company reelected the incumbent Board of Directors and approved proposals to (i) approve the adoption of the Company's 1995 Stock Option Plan and to reserve an aggregate of 1,000,000 shares of common stock for future issuance thereunder, and (ii) ratify the appointment of Deloitte & Touche as the auditors for the Company's 1995 fiscal year. The proposals were approved by the following vote:



                             NUMBER OF SHARES VOTED                BROKER
PROPOSAL                      IN FAVOR     AGAINST   ABSTENTIONS  NON-VOTES

1995 Stock Option Plan       13,797,073  3,750,604            -    123,010
Ratification of Auditors     17,539,530     58,925            -     72,232


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

  Comverse's common stock has been traded in the over-the-counter market under the NASDAQ symbol CMVT since the Company's initial public offering in December 1986. On January 19, 1993, the common stock commenced trading on the NASDAQ National Market System ("NMS"). The following table sets forth the range of trading prices of the common stock as reported on NASDAQ (including the high and low bid prices quoted from January 1 to January 18, 1993 and the high and low closing prices thereafter) through March 15, 1996. Prices for the period prior to the listing of the common stock on NASDAQ NMS represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions. Prices are adjusted to give effect to the 1-for-10 combination, or "reverse split", of the common stock on February 26, 1993.



YEAR               CALENDAR QUARTER         LOW         HIGH

       1993    First Quarter              $      15   $  21-3/4
               Second Quarter             $  15-3/4   $  20-1/4
               Third Quarter              $      11   $  17-3/8
               Fourth Quarter             $  10-3/8   $  16-3/4

       1994    First Quarter              $       8   $  15-5/8
               Second Quarter             $   8-1/4   $  10-1/2
               Third Quarter              $   8-3/4   $  11-1/8
               Fourth Quarter             $   9-7/8   $  14-1/4

       1995    First Quarter              $      11   $  14-5/8
               Second Quarter             $  13-1/4   $  18-1/4
               Third Quarter              $ 17-9/64   $  23-3/8
               Fourth Quarter             $19-15/16   $25-11/16

       1996    First Quarter
               (through March 15, 1996)   $  16-5/8   $  25-1/8

          There were 2,186 holders of record of common stock at March 15, 1996. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners; the Company believes that the number of beneficial owners of the shares of common stock outstanding at such date was approximately 28,000.

          The Company has not declared or paid any cash dividends on its equity securities and does not expect to pay any cash dividends in the foreseeable future, but rather intends to retain its earnings to finance the development and growth of the Company's business. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion, and will depend upon the Company's earnings, financial condition, capital requirements and other relevant factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.


          The following tables present selected consolidated financial data for the Company for each of the years in the five years ended December 31, 1995. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. All financial information presented herein for periods prior to the 1995 acquisition of DGM&S have been retroactively adjusted to account for that transaction as a pooling of interests.

                                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                     1991(1)    1992(1)      1993(1)       1994(1)     1995
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
 Revenues:
  Sales                                              $35,110    $50,956        $ 81,388   $108,150   $137,149
  Interest and other income                              876        948           3,203      6,162      8,747
                                                     -------    -------        --------   --------   --------
      Total revenues                                  35,986     51,904          84,591    114,312    145,896

Costs and Expenses:
 Research and development                              4,708      7,265          12,187     18,117     27,161
 Less reimbursements                                   2,476      3,030           4,026      5,477      7,735
                                                     -------    -------        --------   --------   --------

 Net research and development                          2,232      4,235           8,161     12,640     19,426
 Cost of sales                                        18,438     23,950          35,125     47,715     59,297
 Selling, general and administrative                  11,418     15,497          23,468     33,681     41,388
 Interest expense and other                              627        474           1,057      3,947      4,406
 Royalties and license fees                              509        774           1,911      2,186      2,419
      Total costs and expenses                        33,211     45,045          70,105    100,431    126,789

Income before income tax provision and
 extraordinary item                                    2,775      6,859          14,486     13,881     19,107
Income tax provision                                     392      1,787           1,021      1,783      2,057
Extraordinary item - utilization of net operating
 loss carryforward                                        24        788               -      -              -
                                                     -------    -------        --------   --------   --------
      Net income                                     $ 2,407    $ 5,860        $ 13,465   $ 12,098   $ 17,050
                                                     =======    =======        ========   ========   ========

Primary earnings per common and
       common equivalent share                         $0.16      $0.36           $0.65      $0.55      $0.75
                                                     =======    =======        ========   ========   ========

Primary weighted average number of common and
 common equivalent shares outstanding                 15,372     16,449          20,756     21,868     22,602

                                                                                DECEMBER 31,
                                                      -------------------------------------------------------
                                                      1991(2)    1992(2)         1993(2)      1994       1995
                                                                               (IN THOUSANDS)
Balance Sheet Data:
 Working capital                                     $14,317    $24,354        $138,149   $141,344   $155,064
 Total assets                                         26,853     55,245         174,468    192,502    221,454
 Long-term debt, including current portion             4,880      3,905          63,232     62,810     61,086
 Stockholders' equity                                 15,813     32,576          91,608    101,613    121,766

(1)  Includes results for DGM&S for their fiscal year ended September 30.
(2)  Includes amounts for DGM&S as of their fiscal year ended September 30.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

       The Company has benefited from strong operating cash flow and the growth in its capital base over the past three years to make significant new investment in its operations and infrastructure intended to enhance its opportunities for future growth and profitability.

       The Company's results of operations reflect the significant increase in its investment in operations over the past three years. The Company has increased gross expenditures for research and development from $12,187,000 in 1993 to $27,161,000 in 1995, adding new features and capabilities to its existing product lines and supporting the planned introduction of its next generation of products. At the same time, the Company has significantly expanded its sales and marketing activities, both internationally and in the United States. Regional offices for sales, marketing and support services have been opened in the United Kingdom, Germany, Canada, Finland, Australia and Hong Kong, and the Company has increased its direct sales activities throughout Europe, North America and the Far East. Total revenues increased throughout the period, from $84,591,000 in 1993 to $145,896,000 in 1995, and the Company's
backlog at December 31, 1995 stood at a record $50,200,000. In 1995, the Company increased its customer base with no single customer constituting more than 5% of sales.

       The Company intends to continue during 1996 to make significant investments in the growth of its business, and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets, technology changes and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for both of its main product lines, and that continued strong investment in its technical, product development, marketing and sales capabilities will enhance its opportunities for long term growth and profitability.

RESULTS OF OPERATIONS

COMPARISON OF 1994 AND 1995 OPERATIONS

       Total Revenues. Total revenues increased from 1994 to 1995 by approximately $31,584,000 (28%), reflecting an increase in TRILOGUE sales of $17,817,000 (25%), an increase in AUDIODISK sales of $11,182,000 (31%) and an increase in interest and other income of $2,585,000 (42%). TRILOGUE sales increased in Europe, the Far East, Australia, and North America. AUDIODISK sales increased in Europe, the Far East, North America and Israel. The increase in interest and other income resulted primarily from increased interest and dividend income and realized gains on sales of short-term investments.

       Cost of Sales. Cost of sales increased by approximately $11,582,000 (24%) from 1994 to 1995 primarily as a result of the increase in sales. Gross margins increased from approximately 55.9% in 1994 to approximately 56.8% in 1995.

       Research and Development Expenses. Gross research and development expenses during 1995 increased by approximately $9,044,000 (50%) over 1994 due to overall growth of research and development operations, the initiation of significant new research and development projects for both product lines and increases in salaries and other costs associated with research and development operations in Israel. Net research and development expenses, after reimbursement of approved expenditures under government funding programs, increased by approximately $6,786,000 (54%). The higher rate of growth of net research and development expense in comparison with gross research and development expense is primarily a result of an increase in the portion of research and development activities not benefiting from reimbursement arrangements and a lower rate of reimbursement associated with certain projects conducted under government funding programs.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from 1994 to 1995 by approximately $7,707,000 (23%) and as a percentage of total revenues decreased from approximately 29% in 1994 to approximately 28% in 1995. The increased amount was a result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities internationally and in the United States.

       Royalties and License Fees. Royalties and license fees increased from 1994 to 1995 by approximately $233,000 (11%) due to growth in sales of royalty-bearing products. Royalties and license fees as a percentage of total sales decreased from approximately 2.0% in 1994 to approximately 1.8% in 1995, reflecting an increase in the proportion of total sales comprised of products bearing lower rates of royalty or for which no royalties are due.

       Income Tax Provision. Provision for income taxes increased from 1994 to 1995 by approximately $274,000 (15%), while the Company's overall effective tax rate decreased from approximately 12.8% during 1994 to approximately 10.8% in 1995. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of Efrat, which is entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

       Net Income. Net income after taxes increased from approximately $12,098,000 in 1994 to approximately $17,050,000 in 1995, an increase of approximately $4,952,000 (41%), while net income after taxes as a percentage of total revenues increased from approximately 10.6% in 1994 to approximately 11.7% in 1995. The increases resulted primarily from the factors described above.

COMPARISON OF 1993 AND 1994 OPERATIONS

       Total Revenues. Total revenues increased from 1993 to 1994 by approximately $29,721,000 (35%), reflecting an increase in TRILOGUE sales of $22,300,000 (44%), an increase in AUDIODISK sales of $4,462,000 (14%), and an increase in interest and other income of $2,959,000 (92%). TRILOGUE sales increased in all geographical regions, with the largest increases occurring in Europe, the Far East, and Australia. AUDIODISK sales increased primarily as a result of the consolidation of DVL system operations previously conducted through a 50%-owned joint venture. The increase in interest and other income resulted primarily from the full-year investment of funds generated from operations and through the issuance of securities during 1993, as well as an increase in interest rates during 1994.

       Cost of Sales. Cost of sales increased by approximately $12,590,000 (36%) from 1993 to 1994 as a result of the increase in sales. Gross margins decreased from approximately 56.8% in 1993 to approximately 55.9% in 1994, resulting primarily from lower gross margins associated with the newly-consolidated DVL system operations.

       Research and Development Expenses. Gross research and development expenses during 1994 increased by $5,930,000 (49%) over 1993 due to overall growth of research and development operations, the initiation of significant new research and development projects for both product lines and increases in salaries and other costs associated with research and development operations in Israel. Net research and development expenses, after reimbursement of approved expenditures under government funding programs, increased by approximately $4,479,000 (55%). The higher rate of growth of net research and development expense in comparison with gross research and development expense is primarily a result of a lower rate of reimbursement associated with certain projects conducted under government funding programs and an increase in the portion of research and development activities not benefiting from reimbursement arrangements.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from 1993 to 1994 by approximately $10,213,000 (44%) and as a percentage of total revenues increased from appropriately 28% in 1993 to 29% in 1994. Such increases were a result of increased sales, marketing, and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities internationally and in the United States.

       Royalties and License Fees. Royalties and license fees increased from 1993 to 1994 by approximately $275,000 (14%) due to growth in sales of royalty-bearing products. Royalties and license fees as a percentage of total sales decreased from approximately 2.3% in 1993 to approximately 2.0% in 1994. The decline resulted primarily from a significant reduction in royalty payments made to the Government of Israel in respect of marketing subsidies under a program discontinued during 1993.

       Income Tax Provision. Provision for income taxes increased from 1993 to 1994 by approximately $762,000 (75%), reflecting an increase in the Company's overall tax rate from approximately 7.0% during 1993 to approximately 12.8% in 1994. The increase resulted primarily from an increase in the tax on income from the Company's United States operations, due in part to the substantial utilization of net operating loss carryforwards that reduced the 1993 income tax provision. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of Efrat, which is entitled to favorable income tax rates under a program of the Israeli government for "Approved Enterprise" investments in that country.

       Net Income. Net income after taxes decreased from approximately $13,465,000 in 1993 to approximately $12,098,000 in 1994, a decrease of approximately $1,367,000 (10%), while net income after taxes as a percentage of total revenues decreased from approximately 15.9% in 1993 to approximately 10.6% in 1994. The decreases resulted primarily from the significant growth in the amounts invested in the Company's operations during 1994, including substantial increases in research and development and marketing and sales activities undertaken in support of the Company's strategic growth plan.

LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 1995, the Company had cash and cash equivalents of approximately $99,862,000, short-term investments of approximately $23,070,000 and working capital of approximately $155,064,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

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

       The Company has historically derived a significant portion of its revenue and operating profit from a relatively small number of contracts for large system installations with customers in both the commercial and government sectors. While the growth of the Company's business has reduced its dependence on any specific customers, it continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The Company believes that opportunities for large installations will continue to grow in both its commercial and government markets, and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. Although the Company is actively pursuing a number of significant procurement opportunities in the United States and internationally, both the timing of any eventual procurements and the probability of the Company's receipt of significant contract awards are uncertain. The degree of dependence by the Company on large orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

       The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures during 1996. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the long- and short- term competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, and accordingly has had a negative impact on the Company's overall results of operations.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.

                                                               Page(s)
                                                               -------
     (a) Documents filed as part of this report.
         --------------------------------------

         (1) Financial Statements.
             ---------------------

             Index to Consolidated Financial Statements           F-1

             Independent Auditors' Report                         F-2

             Consolidated Balance Sheets -
                  December 31, 1994 and 1995                      F-3

             Consolidated Statements of Income -
                  Years ended December 31,
                    1993, 1994 and 1995                           F-5

             Consolidated Statements of Stockholders' Equity -
                  Years ended December 31,
                   1993, 1994 and 1995                            F-6

             Consolidated Statements of Cash Flows -
                  Years ended December 31,
                   1993, 1994 and 1995                            F-7

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

          Exhibit
          Number  Description
          ------  -----------

           1    Not applicable.

           2    Not applicable.

          3     Articles of incorporation and By-Laws:

            3(A)     Certificate of Incorporation.*

            3(A)(1) Certificate of Amendment of Certificate of Incorporation effective February 26, 1993.**

            3(A)(2) Certificate of Amendment of Certificate of Incorporation effective January 12, 1995.****

            3(B)     By-Laws, as amended.*

           4 Instruments defining the rights of security holders, including indentures:

            4(A)     Excerpts from Certificate of Incorporation.***

            4(A)(1)  Excerpt from Certificate of Amendment
                     of Certificate of Incorporation effective
                     February 26, 1993.**

            4(A)(2)  Excerpt from Certificate of Amendment
                     of Certificate of Incorporation effective
                     January 12, 1995.****

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

**** Incorporated by reference to Exhibits filed with Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994. Exhibit number shown is the Exhibit number of the document as filed with such Annual Report.

          Exhibit
          Number   Description
          ------   -----------

            4(D) Indenture dated as of November 30, 1993 from Comverse Technology, Inc. to The Chase Manhattan Bank, N.A., Trustee.*

            4(E)         Specimen 5-1/4% Convertible Subordinated Debenture due
                         2003.*

           5             Not applicable.

           6             Not applicable.

           7             Not applicable.

           8             Not applicable.

           9             Not applicable.

          10             Material contracts:

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

            10(18) Employment Agreement effective as of July 1, 1994 by and between Comverse Technology, Inc. and Kobi Alexander.****
______________

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

**** Incorporated by reference to Exhibits filed with Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994. Exhibit number shown is the Exhibit number of the document as filed with such Annual Report.

          Exhibit
          Number         Description
          -------        -----------

            10(19)            1994 Stock Option Plan.****

            10(20)            1994 Stock Option Plan.

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

            10(XX) Patent License Agreement by and between Efrat Future Technology Ltd. and VMX, Inc.*

            10(CCC) Form of Indemnity Agreement between Comverse Technology, Inc. and its Officers and Directors.**

            10(ddd)           1987 Stock Option Plan, as amended.***

            10(EEE) Form of Stock Option Agreement for options other than Incentive Stock Options.**

            10(JJJ) Agreement of Lease dated September 21, 1989 between Industrial & Research Associates Co. and Comverse Technology, Inc.*
________________

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

**** Incorporated by reference to Exhibits filed with Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994. Exhibit number shown is the Exhibit number of the document as filed with such Annual Report.

           Exhibit
           Number    Description
           -------   -----------

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

           27.    Financial Data Schedule.

           28.    Not applicable.

           99.    Not applicable.



   (b)     Reports on Form 8-K.
           -------------------

           None.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                                                                        PAGE

Independent Auditors' Report                                             F-2

Consolidated Balance Sheets as of December 31, 1994 and 1995             F-3

Consolidated Statements of Income for the Years Ended December 31,
  1993, 1994 and 1995                                                    F-5

Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1993, 1994 and 1995                                 F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1993, 1994 and 1995                                       F-7

Notes to Consolidated Financial Statements                               F-9

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Comverse Technology, Inc. Woodbury, New York

We have audited the accompanying consolidated balance sheets of Comverse Technology, Inc. and subsidiaries (the "Company") as of December 31, 1994 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

New York, New York
March 1, 1996

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1994 AND 1995
(IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------


ASSETS                                                                              1994       1995
                                                                                  ---------  --------

CURRENT ASSETS:
Cash and cash equivalents                                                         $ 39,225  $ 99,862
Bank time deposits                                                                  15,707         -
Short-term investments (Note 4)                                                     73,661    23,070
Accounts receivable, net of allowance for doubtful accounts of
$2,678 and $2,621                                                                   24,181    43,009
Inventories (Note 5)                                                                12,427    15,773
Prepaid expenses and other current assets                                            4,004     7,815
Deferred income tax benefits (Note 14)                                                 587       721
                                                                                  --------   -------

TOTAL CURRENT ASSETS                                                               169,792   190,250
                                                                                  --------  --------

LONG-TERM RECEIVABLES - Net of allowance for
doubtful accounts of $151 and $272                                                   1,093     2,105
                                                                                  --------   -------

PROPERTY AND EQUIPMENT:
Fixtures and equipment                                                              15,588    20,251
Transportation vehicles                                                              1,334     2,211
Leasehold improvements                                                                 240       256
                                                                                  --------  --------
                                                                                    17,162    22,718

Less accumulated depreciation and amortization                                      (8,119)  (10,887)
                                                                                  --------   -------
                                                                                     9,043    11,831
                                                                                  --------   -------

INVESTMENTS                                                                            616     3,880

GOODWILL - Net of accumulated amortization of $561 and $758                          1,384     1,106


SOFTWARE DEVELOPMENT COSTS - Net of accumulated amortization of
$3,571 and $6,024                                                                    6,512     8,756

OTHER INTANGIBLE ASSETS - Net of accumulated amortization of
$421 and $685 (Note 6)                                                               1,827     1,597

DEFERRED COSTS AND OTHER ASSETS - Net of
accumulated amortization of $206 and $398                                            2,235     1,929
                                                                                  --------   -------

                                                                                    12,574    17,268
                                                                                  --------   -------
TOTAL ASSETS                                                                      $192,502  $221,454
                                                                                  ========  ========

                         See notes to consolidated financial statements.


--------------


LIABILITIES AND STOCKHOLDERS' EQUITY                    1994     1995
------------------------------------                    ----     ----

CURRENT LIABILITIES:
Accounts payable and accrued expenses (Note 7)         $19,192  $27,230
Advance payments from customers                          5,387    4,988
Due to related parties (Note 10)                           278      364
Other current liabilities                                3,591    2,604
                                                       -------  -------

TOTAL CURRENT LIABILITIES                               28,448   35,186


5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES (Note 8)     60,000   60,000

LIABILITY FOR SEVERANCE PAY (Note 9)                     1,352    2,299

OTHER LIABILITIES (Note 14)                                676    1,939

MINORITY INTEREST                                          413      264
                                                       -------  -------

TOTAL LIABILITIES                                       90,889   99,688
                                                       -------  -------

COMMITMENTS AND CONTINGENCIES (Note 16)



STOCKHOLDERS' EQUITY (Notes 11, 12 and 16):
Preferred stock, $0.01 par value--authorized,
  2,500,000 shares; issued, none                                         -         -
Common stock, $0.10 par value -- authorized,
  100,000,000 shares; issued and outstanding,
  20,981,456 and 21,362,598 shares                                    2,098     2,136
Additional paid-in capital                                           73,300    75,752
Cumulative translation adjustment                                      (118)     (136)
Unrealized gain on available-for-sale securities, net of tax             15       646
Retained earnings                                                    26,318    43,368
                                                                    -------   -------

TOTAL STOCKHOLDERS' EQUITY                                          101,613   121,766
                                                                    -------   -------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $192,502 $221,454
                                                                    ========  =======


                         See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


                                                                   1993        1994         1995
                                                                 ---------  ----------  -------------
REVENUES:
 Sales                                                           $ 81,388    $108,150        $137,149
 Interest and other income                                          3,203       6,162           8,747
                                                                 --------    --------   -------------

TOTAL REVENUES                                                     84,591     114,312         145,896
                                                                  -------    --------    ------------

COSTS AND EXPENSES:
 Research and development (Note 3)                                 12,187      18,117          27,161
 Less reimbursements (Note 3)                                       4,026       5,477           7,735
                                                                 --------    --------   -------------

 Net research and development                                       8,161      12,640          19,426

 Cost of sales                                                     35,125      47,715          59,297
 Selling, general and administrative                               23,468      33,681          41,388
  Interest expense and other                                        1,057       3,947           4,406
 Royalties and license fees (Notes 3 and 16)                        1,911       2,186           2,419
  Minority interest in income (loss) of consolidated
subsidiaries                                                            8         (52)           (207)
 Equity in loss of affiliates                                         375         314              60
                                                                 --------    --------   -------------

TOTAL COSTS AND EXPENSES                                           70,105     100,431         126,789
                                                                  -------    --------        --------

INCOME BEFORE INCOME TAX                                           14,486      13,881          19,107

INCOME TAX PROVISION (Note 14)                                      1,021       1,783           2,057
                                                                  -------    --------        --------

NET INCOME                                                        $13,465    $ 12,098        $ 17,050
                                                                  =======    ========        ========

EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE:
   Primary                                                          $0.65       $0.55           $0.75
   Fully diluted                                                  =======    ========        ========
                                                                    $0.65       $0.55           $0.75
                                                                  =======    ========        ========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
   Primary                                                         20,756      21,868          22,602
                                                                  =======    ========        ========
   Fully diluted                                                   20,756      21,868          22,709
                                                                  =======    ========        ========

See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
(IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------




                                                      COMMON STOCK     ADDITIONAL   CUMULATIVE    UNREALIZED   RETAINED
                                                   ----------------
                                                   NUMBER OF    PAR       PAID-IN   TRANSLATION     GAINS      EARNINGS
                                                   SHARES       VALUE   CAPITAL     ADJUSTMENT     (LOSSES)    (DEFICIT)   TOTAL
                                                   ----------  ------  ----------   -----------   ----------   --------   --------
BALANCE, JANUARY 1, 1993, as previously reported   16,474,191  $1,647     $27,779         $ (60)           -    $ 2,810   $ 32,176
Pooling of Interests  (Note 6)                      1,078,944     108         (98)            -            -        390        400
                                                   ----------  ------     -------   -----------                 -------   --------
BALANCE, as restated                               17,553,135   1,755      27,681           (60)           -      3,200     32,576
Common stock issued in connection with public
 offering                                           3,105,000     311      44,551             -            -          -     44,862
Common stock issued in connection with
 exercise of stock options and warrants (Note 12)     235,270      23         717             -            -          -        740
Translation adjustment                                      -       -           -           (35)           -          -        (35)
Net income, year ended December 31, 1993                    -       -           -             -            -     13,465     13,465
                                                   ----------  ------     -------   -----------   ----------    -------   --------

BALANCE, DECEMBER 31, 1993                         20,893,405   2,089      72,949           (95)           -     16,665     91,608
Adjustment to beginning balance for unrealized
 gain on available-for-sale securities, net of
  tax                                                       -       -           -             -          353          -        353
Unrealized loss on available-for-sale securities,
 net of tax (Note 4)                                        -       -           -             -         (338)         -       (338)
Common stock issued in connection with
 exercise of stock options and warrants (Note 12)      88,051       9         351             -            -          -        360
Translation adjustment                                      -       -           -           (23)           -          -        (23)
Adjustment to conform fiscal year of
 pooled company (Note 6)                                    -       -           -             -            -     (2,445)    (2,445)
Net income, year ended December 31, 1994                    -       -           -             -            -     12,098     12,098
                                                   ----------  ------     -------   -----------   ----------    -------   --------

BALANCE, DECEMBER 31, 1994                         20,981,456   2,098      73,300          (118)          15     26,318    101,613
Unrealized gain  on available-for-sale
 securities,
 net of tax (Note 4)                                        -       -           -             -          631          -        631
Common stock issued in connection with
 exercise of stock options (Note 12)                  370,446      37       2,040             -            -          -      2,077
Common stock issued in connection with
 acquisition
 of additional interest in majority-owned
  subsidiary                                           10,696       1         154             -            -          -        155
Tax benefit of disqualifying dispositions of
 incentive stock options (Note 14)                          -       -         258             -            -          -        258
Translation adjustment                                      -       -           -           (18)           -          -        (18)
Net income, year ended December 31, 1995                    -       -           -             -            -     17,050     17,050
                                                   ----------  ------     -------   -----------   ----------    -------   --------

BALANCE, DECEMBER 31, 1995                         21,362,598  $2,136     $75,752         $(136)       $ 646    $43,368   $121,766
                                                   ==========  ======     =======   ===========   ==========    =======   ========

See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
(IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                   1993       1994       1995
                                                                 --------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $13,465   $  12,098   $ 17,050
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization                                      3,126       4,846      5,874
Equity in loss of affiliate                                          375         314         60
Minority interest in income (loss) of consolidated subsidiary          8         (52)      (207)
Changes in assets and liabilities:
Accounts receivable                                               (1,468)     (8,360)   (18,828)
Inventories                                                       (4,627)     (2,038)    (3,346)
Prepaid expenses and other current assets                         (2,366)       (675)    (3,811)
Long-term receivables                                                (11)     (1,192)    (1,012)
Accounts payable and accrued expenses                              1,150       5,020      8,038
Advance payments from customers                                     (691)       (500)      (399)
Liability for severance pay                                          374         434        947
Due to related parties                                              (369)        151         86
Other                                                               (801)      1,476      2,248
                                                                 -------   ---------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          8,165      11,522      6,700
                                                                 -------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of bank time deposits and investments                    (5,007)   (113,923)   (18,848)
Purchase of property and equipment                                (3,598)     (4,840)    (5,556)
Capitalization of software development costs                      (3,064)     (3,592)    (4,697)
Proceeds from maturities and sales of bank time deposits
and short-term investments                                           549      30,805     82,454
Other                                                                513        (267)         -
                                                                 -------   ---------   --------

NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES                                        (10,607)    (91,817)    53,353
                                                                 --------    --------    ------

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
(IN THOUSANDS)
--------------


                                                               1993       1994       1995
                                                             ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of debentures                     $ 58,102   $      -   $     -
Proceeds from issuance of common stock in connection with
  public offering                                              44,862          -         -
Proceeds from issuance of common stock in connection with
  exercise of stock options and warrants                          740        360     2,077
Other                                                            (652)      (278)   (1,493)
                                                             --------   --------   -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     103,052         82       584
                                                             --------   --------   -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            100,610    (80,213)   60,637

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   18,828    119,438    39,225
                                                             --------   --------   -------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $119,438   $ 39,225   $99,862
                                                             ========   ========   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest                     $    206   $  3,417   $ 3,492
                                                             ========   ========   =======

  Cash paid during the year for income taxes                 $  1,460   $  1,190   $   850
                                                             ========   ========   =======


See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
--------------------------------------------



1. ORGANIZATION AND BUSINESS

   Comverse Technology, Inc. ("Comverse" and, together with its subsidiaries, the "Company") was organized as a New York corporation in October 1984. The Company is engaged in the design, development, manufacture, marketing and support of special purpose computer and telecommunica-tions systems and software for multimedia communications and information processing applications.


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

   SHORT-TERM INVESTMENTS - The Company classifies all of its short-term investments (including U.S. treasury bills) as available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of stockholders' equity, on a net-of-tax basis.

   CONCENTRATION OF CREDIT RISK - Financial instruments which potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in money market funds placed with major institutional banks and financial institutions, time deposits, and U.S. government obligations that have maturities of one year or less. Accounts receivable are generally diversified due to the number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

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

   INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   REVENUE AND EXPENSE RECOGNITION - Revenues from product sales are generally recognized upon shipment. Products shipped for customer trials are carried in finished goods inventory until customer acceptance is obtained, at which time revenue is recognized.

   Revenues from certain contracts are recognized under the percentage-of-completion method on the basis of physical completion to date. This method is used because management considers physical completion to be the best available measure of the progress on these contracts. Revenues from a subsidiary engaged in software development are recognized under the percentage of completion method using actual costs incurred to total expected costs under the contract. Amounts received from customers in excess of revenues earned under the percentage-of-completion method are recorded as advance payments from customers. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance, and are included in cost of sales in the consolidated statements of income.

   Expenses incurred in connection with research and development activities, other than certain software development costs that are capitalized, and selling, general and administrative expenses are charged to operations as incurred.

   SOFTWARE DEVELOPMENT COSTS - Software development costs totaling $3,064,000, $3,592,000 and $4,697,000 were capitalized in 1993, 1994 and 1995, respectively, in accordance with Statement of Financial Accounting Standards No. 86. Capitalized software development costs are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers. Amortization expenses amounted to $1,066,000, $2,041,000 and $2,453,000 in 1993, 1994 and 1995,
   respectively.

   DEFERRED COSTS - Deferred costs include debt issue costs which are being amortized over the ten-year term of the related debt, on a straight-line basis.

   MINORITY INTEREST - Minority interest relates to Comverse's majority-owned consolidated subsidiaries, Telemesser Ltd. ("Telemesser"), an Israeli corporation which operates a telemessaging service bureau, and Applied Silicon, Inc. Canada ("ASIC"), an Ontario corporation which provides computer consulting and development services primarily to government agencies in Canada. Comverse owns approximately 75% of the outstanding shares of
   Telemesser.   In 1995, Comverse increased its ownership of the outstanding shares of ASIC from 51% to 55%.

   EQUITY IN AFFILIATES- Investments in affiliates are accounted for under the equity method.

   FUNCTIONAL CURRENCY AND FOREIGN CURRENCY TRANSACTION GAINS AND LOSSES - The United States dollar (the "dollar") is the functional currency of the major portion of the Company's foreign operations. Most of the Company's sales, and materials purchased for manufacturing, are denominated in or linked to the dollar. Certain operating costs, principally salaries, of foreign operations are denominated in local currencies. In those instances where a foreign subsidiary has a functional currency other than the dollar, the Company records any necessary foreign currency translation adjustment, reflected in stockholders' equity, at the end of each reporting period.

   Net losses from foreign currency transactions, included in the consolidated statements of income, approximated $198,000, $3,000 and $249,000 in 1993, 1994 and 1995, respectively.

   The Company occasionally enters into foreign exchange forward contracts and options on foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. These transactions are accounted for in accordance with Statement of Financial
   Accounting Standards No. 52.   In accordance with this Statement, any gain or
   loss on a foreign exchange contract which hedges a firm commitment is deferred until the underlying transaction is realized, at which time it is included in the consolidated statement of income. At December 31, 1995, there were outstanding forward contracts to purchase approximately $3,100,000 in Western European currencies. Deferred gains and losses from hedging these commitments were not significant at December 31, 1995.

   OTHER INTANGIBLE ASSETS - Licenses of patent rights and acquired "know-how" are recorded at cost and amortized using the straight-line method over the estimated useful lives of the related technology, not exceeding five years. Goodwill and other intangible assets associated with acquired subsidiaries are amortized over five to twelve years.

   LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect the effect on its consolidated financial statements from the adoption of this statement to be material.

   PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Primary and fully diluted earnings per common and common equivalent share are determined by using the weighted average number of shares of common stock and common stock equivalents outstanding (using the treasury stock method) during each period.

   RESTATEMENT FOR POOLING OF INTERESTS TRANSACTION - The consolidated financial statements have been retroactively restated to include the financial statements of Dale, Gesek, McWilliams & Sheridan, Inc. ("DGM&S") for all periods prior to the consummation of the acquisition discussed in Note 6.

   RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

3. RESEARCH AND DEVELOPMENT

   A significant portion of the Company's research and development operations are located in Israel where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country.
   For the years 1993, 1994 and 1995, the Company's research and development activities included projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") and in 1993 and 1994 included projects partially funded by the Israel-United States Binational Industrial Research and Development Foundation ("BIRD-F") under which these funding organizations reimbursed a portion of the Company's research and development expenditures under approved project budgets. The Company's research and development activities also included projects partially funded by a Canadian government agency, which reimbursed a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS and by the Canadian government agency.

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


4. SHORT-TERM INVESTMENTS

   The Company classifies all of its short-term investments (including U.S. treasury bills) as available-for-sale securities. The following is a summary of available-for-sale securities as of December 31, 1995:

                                                                GROSS                GROSS      ESTIMATED
                                                             UNREALIZED             UNREALIZED    FAIR
                                              COST              GAINS                  LOSSES     VALUE
                                            --------------------------------------------------------------
                                                                           (IN THOUSANDS)

  U.S. Treasury bills                           $ 4,990/(1)/         $     3      $       -     $  4,993
  U.S. Treasury notes                               345                   14              -          359
  U.S. corporate bonds                              100                    -              3           97
                                                -------               ------           ----      -------
    Total debt securities                       $ 5,435               $   17      $       3      $ 5,449
                                                -------               ------           ----      -------

  Common stock                                    9,175                1,129            318        9,986
  Mutual funds investing in
    U.S. government and
    agencies obligations                          2,015                    -              -        2,015
 Preferred stock                                  5,397                  230              7        5,620
                                                -------              -------         -------    --------
   Total equity securities                       16,587                1,359            325       17,621
                                                -------               ------           ----      -------
                                                $22,022               $ 1,376      $    328      $23,070
                                                =======               =======      ========      =======

/(1)/ Amount includes $4,691,000 of cost plus $299,000 accretion of discount included in interest and other income.

The following is a summary of available-for-sale securities as of December
   31, 1994:


                                                                   GROSS        GROSS   ESTIMATED
                                                                UNREALIZED    UNREALIZED   FAIR
                                                       COST        GAINS        LOSSES     VALUE
                                                       -------------------------------------------
                                                                      (IN THOUSANDS)

 U.S. Treasury bills                                 $59,712/(2)/  $    -       $   327    $59,385
 U.S. Treasury notes                                     339            -             2        337
 U.S. corporate bonds                                    100            -            10         90
                                                     -------       ----------    ------     ------
   Total debt securities                             $60,151        $   -        $  339    $59,812
                                                     -------        ------       ------    -------
 Common stock                                          6,481        1,553           556      7,478
 Mutual funds investing in
   U.S. government and
   agencies obligations                                2,085            -           213      1,872
Preferred stock                                        4,919           25           445      4,499
                                                     -------       ------       -------  ---------
  Total equity securities                             13,485        1,578         1,214     13,849
                                                     -------       ------        ------  ---------
                                                     $73,636      $ 1,578        $1,553    $73,661

 /(2)/ Amount includes $58,649,000 of cost plus $1,063,000 accretion of discount included in interest and other income.


During 1995, the gross realized gains on sales of securities totaled approximately $2,788,000 and the gross realized losses totaled approximately $467,000.

The amortized cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity, are as follows:



                                                  ESTIMATED
                                           COST   FAIR VALUE
                                          ------  ----------
                                            (IN THOUSANDS)

Due in one year or less                   $4,990      $4,993
Due after one year through three years       100         102
Due after three years                        345         354
                                          ------      ------

                                          $5,435      $5,449
                                         =======      =======

5. INVENTORIES

Inventories consist of:
                                                DECEMBER 31,
                                           --------------------
                                           1994            1995
                                           ----            ----
                                               (IN THOUSANDS)

       Raw materials                     $ 7,196          $10,364
       Work in process                     2,342            2,638
       Finished goods                      2,889            2,771
                                         -------          -------
                                         $12,427          $15,773


6. BUSINESS ACQUISITIONS

   On August 30, 1995, the Company acquired DGM&S, a corporation that develops and markets telecommunications software products. To effect the acquisition, the Company issued 1,078,944 shares of common stock for all of the outstanding common stock of DGM&S. The acquisition has been accounted for as a pooling of interests; therefore, prior financial statements and information have been restated to include DGM&S, as if the companies had been combined for all periods presented.

   Prior to the acquisition, DGM&S prepared its financial statements with a fiscal year ending September 30. In 1995, the combined companies reported on the basis of Comverse's fiscal year, which ends on December 31. Accordingly, the restated Statements of Income for 1993 and 1994 include the results of DGM&S for the years ended September 30, 1993 and 1994, respectively. As a result, DGM&S's operations for the three month period ended December 31, 1994 are not reflected in the Consolidated Statements of Income or Cash Flows. DGM&S's operating results for the three month period ended December 31, 1994, comprising total revenues and a net loss of approximately $2,122,000 and $2,445,000, respectively, are reflected as an adjustment to retained earnings.

   The table below sets forth the unaudited separate and combined results of Comverse and DGM&S for 1993 and 1994 and for the three month periods ended March 31, 1995, June 30, 1995 and September 30, 1995:


                                                           THREE MONTHS ENDED
                                                MARCH 31,       JUNE 30,       SEPTEMBER 30,
                          1993      1994          1995            1995              1995
                        --------  ---------    -----------     ---------       -------------
                                              (IN THOUSANDS)
                                               (UNAUDITED)

Total Revenues
----------------------
 Comverse               $ 70,438    $98,843       $28,744       $31,918          $34,044
 DGM&S                    14,153     15,469         2,778         3,894            4,550
 Less:  Intercompany
  eliminations                 -          -             -            -              (269)
                        --------    -------       -------       -------          -------
                       $  84,591   $114,312      $ 31,522      $ 35,812          $38,325
                       ========    ========       =======      ========          =======


                                                                THREE MONTHS ENDED
                                                         MARCH 31,  JUNE 30,  SEPTEMBER 30,
                          1993      1994                 1995            1995     1995
                          ----      ----                 ----            ----     ----
                                                                  (IN THOUSANDS)
                                                                    (UNAUDITED)
Net Income
----------
 Comverse               $ 12,707    $11,770             $ 3,517         $ 4,071  $ 4,418
 DGM&S                       758        328                (628)            205      310
 Less:  Intercompany
  eliminations                 -          -                   -               -      (21)
                        --------    -------             -------         -------  -------
                         $13,465   $ 12,098             $ 2,889         $ 4,276  $ 4,707
                        ========   ========             =======         =======  =======

     In April 1994, the Company acquired the business and assets of Magnasync/Comverse Corporation (the "Joint Venture"), a previously 50% owned corporation, in return for the Company's agreement to assume certain of the Joint Venture's liabilities. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The liabilities assumed exceeded the assets acquired by approximately $605,000 which has been assigned to other intangible assets to be amortized over five years. The operating results of the acquired business are included in the Company's consolidated results of operations from April 1, 1994.


7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of:

                                           DECEMBER 31,
                                       -----------------
                                       1994         1995
                                       ----         ----
                                         (IN THOUSANDS)

            Accounts payable          $10,488  $13,252
            Accrued salaries            2,397    3,706
            Accrued vacation            1,360    2,109
            Accrued royalties           1,405    1,954
            Other accrued expenses      3,542    6,209
                                      -------  -------
                                      $19,192  $27,230

8. 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES

   On November 30, 1993, the Company issued $60 million of convertible subordinated debentures bearing interest at 5 1/4% per annum, payable semi-annually. The debentures mature on December 1, 2003. The debentures are convertible into shares of the Company's common stock at a conversion price of $19.375 per share, subject to adjustment in certain events. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The debentures are redeemable at the option of the Company, in whole or in part, at prices decreasing from 102% of the face amount on December 1, 1996 to par on December 1, 1998. However, the Company's ability to redeem the debentures prior to December 1, 1998 is subject to certain restrictions related to the market price of the Company's common stock. The debenture holders may require the Company to repurchase the debentures at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company.


9. LIABILITY FOR SEVERANCE PAY

   Liability for severance pay consists of the Company's unfunded liability for severance pay to employees of certain foreign subsidiaries and accrued severance to the Company's chief executive officer.

   The Company's statutory obligation for severance pay to employees of its Israeli subsidiaries is determined on the basis of each individual's current salary and length of employment. Funding is currently provided primarily by premiums paid by the Company to insurance providers.

   The Company is obligated under an agreement, which was amended during 1995, with its chief executive officer to provide a severance payment upon the termination of his employment with the Company. The severance payment will be $77,000 per year of employment, which amount is increased by 10% per annum, compounded for each year of employment commencing with December 1996. Approximately $720,000 and $1,001,000 has been accrued as of December 31, 1994 and 1995, respectively, relating to this liability.


10. RELATED PARTIES

   The Company paid or accrued legal fees to one of its directors in the amounts of $329,000, $309,000 and $298,000 in 1993, 1994 and 1995, respectively.


11. CAPITAL STOCK

   In December 1994, the authorized shares of common stock of Comverse were increased from 25,000,000 to 100,000,000.

   At December 31, 1995, there were 3,096,774 shares of common stock reserved for conversion of the 5 1/4% convertible subordinated debentures and 2,677,333 shares of common stock reserved for exercise of outstanding stock options.

   Comverse has granted to certain holders of its equity securities the right to cause the Company to register such securities under applicable Federal and state securities laws to permit the public sale of such securities upon the request of such holders.

12. STOCK OPTIONS AND WARRANTS

   EMPLOYEE STOCK OPTIONS - At December 31, 1995, 2,677,333 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 1,020,444 shares of common stock were available for future grant under Comverse's Stock Option Plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in annual increments over periods of up to four years from the date of grant or the date of commencement of the grantee's employment with the Company.

The changes in the number of options were as follows:


                        YEAR ENDED DECEMBER 31,
                        ----------------------
                                                   1993              1994                  1995
                                                   ----              ----                  ----

  Outstanding at beginning of year                 1,462,656         1,746,072                 2,455,755
  Granted during the year                            432,500         1,176,000                   650,200
  Exercised during the year                         (115,748)          (85,649)                 (370,442)
  Canceled, terminated and expired                   (33,336)         (380,668)                  (58,180)
                                                 -----------       -----------               -----------

  Outstanding at end of year                       1,746,072         2,455,755                 2,677,333
                                                 ===========       ===========               ===========

  Aggregate exercise price                       $10,220,000       $16,626,477               $22,721,516
                                                 ===========       ===========               ===========

  At an exercise price range per share of    $0.94 to $18.50   $0.94 to $18.50          $0.94 to $19.625
                                             ===============   ===============          ================

At December 31, 1995, options to purchase an aggregate of 1,283,258 shares were vested and currently exercisable under the option plans and options to purchase an additional 1,394,075 shares vest at various dates extending through the year 2000.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments used for compensation purposes, and requires companies electing to report in accordance with the standard to recognize or disclose such compensation in its financial statements for fiscal years beginning after December 15, 1995. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company is also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had adopted the new fair value method of accounting. The Company has not yet determined the effect that the adoption of the new standard would have on its net income and earnings per share.


OPTIONS ON SUBSIDIARY SHARES - Comverse has granted to certain key executives the Company options to acquire shares of certain subsidiaries, other than Efrat Future Technology, Ltd. ("Efrat"), as a means of providing incentives directly tied to the performance of those subsidiaries for which different executives have direct responsibility. Such options, which upon exercise would represent 9.1% to 19.5% of the outstanding shares of each subsidiary, have terms of ten years and become exercisable and vest in equal ratable annual increments over periods ranging from three to five years from the first vest in equal ratable annual increments over periods ranging from three to five years from the first anniversary of the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors. The aggregate exercise price of these options at December 31, 1995 was approximately $5,214,000. Upon the exercise, in whole or in part, of any option, Comverse will receive an irrevocable proxy to vote the underlying shares and a right of first refusal to purchase the shares upon any proposed sale, transfer or other disposition, until such time as the shares shall have been sold in a bona fide open market transaction.


13.    FOREIGN OPERATIONS

   Condensed net assets, exclusive of intercompany balances, applicable to all foreign operations, principally located in Israel, included in the consolidated balance sheets, are summarized as follows:


                                       DECEMBER 31,
                                     -----------------
                                       1994      1995
                                       ----      ----
                                       (IN THOUSANDS)

Current assets                       $32,207   $56,526
 Property and equipment, net           6,251     8,396
  Software development costs, net      5,863     7,599
  Other assets                           276       271
                                     -------   -------

Total assets                          44,597    72,792
                                     -------   -------

 Current liabilities                  12,638    22,378
                                    --------   -------
 Other liabilities                     1,307     2,428
                                     -------   -------

Total liabilities                     13,945    24,806
                                     -------   -------

Net assets                           $30,652   $47,986
                                     =======   =======

Condensed operating information, exclusive of intercompany transactions, applicable to all foreign operations, principally located in Israel, included in the consolidated statements of income, is summarized as follows:


                                     YEAR ENDED DECEMBER 31,
                                    --------------------------
                                      1993     1994     1995
                                      ----     ----     ----
                                          (IN THOUSANDS)

         Total revenues             $25,670   $42,661  $72,843
         Costs and expenses          26,194    40,546   71,430
                                    -------   -------  -------
         Operating (loss) income    $  (524)  $ 2,115  $ 1,413
                                    =======   =======  =======


The operating results shown above reflect the inclusion in costs and expenses of fixed charges incurred by Comverse's foreign subsidiaries necessary to support a level of activity which is greater than that shown in the table due to the exclusion of intercompany revenue. Foreign operations in 1993 were profitable when intercompany transactions are included.


14. INCOME TAXES

    The provision for income taxes consists of the following:


                                         YEAR ENDED DECEMBER 31,
                                        --------------------------
                                          1993     1994     1995
                                          ----     ----     -----
                                                (IN THOUSANDS)
Current:
    Federal                              $  682   $  667  $   529
    State                                   176      340      272
    Foreign                                 821      720    1,022
                                         ------   ------  -------

                                          1,679    1,727    1,823
                                         ------   ------  -------

Deferred (benefit):
    Federal                                 (31)       -       25
    State                                    (4)      12      (12)
    Foreign                                 (31)      44      221
                                         ------   ------  -------

                                            (66)      56      234
                                         ------   ------  -------

                                          1,613    1,783   2 ,057
 Less credit from utilization of net
  operating loss carryforward               592        -        -
                                         ------   ------  -------

                                         $1,021   $1,783  $ 2,057
                                         ======   ======  =======

The reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:


                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                             1993     1994     1995
                                                           --------  -------  -------

         U.S. Federal statutory rate                            35%      35%      35%
         Consolidated worldwide income
            in excess of U.S. income                           (28)     (36)     (31)
         Foreign income taxes                                    5        6        7
         Utilization of net operating loss carryforward         (4)       -        -
         Other                                                  (1)       8        -
                                                              ----     ----     ----
         Company's effective tax rate                            7%      13%      11%
                                                              ====     ====     ====

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset and liability at December 31, 1994 and 1995 are as follows:



                                                       1994      1995
                                                     --------  --------
                                                       (IN THOUSANDS)
     Deferred tax liability:
Expenses deductible for tax purposes and
  not for financial reporting purposes               $   515   $   904
 Unrealized gain on available-for-sale securities          -       384
                                                     -------   -------
                                                     $   515   $ 1,288

Deferred tax asset:
   Reserves not currently deductible                 $ 1,763   $ 2,494
   Tax loss carryforwards                              2,261     2,217
    Inventory capitalization                             589       138
 Other                                                   283       337
                                                     -------   -------
                                                       4,896    5,186

  Less: valuation allowance                           (4,309)   (4,465)
                                                     -------   -------

Total deferred tax asset                             $   587   $   721
                                                     =======   =======

At December 31, 1995, the Company had net operating loss carryforwards for U.S. income tax purposes resulting from employees' exercise of stock options of approximately $4,300,000 expiring in various periods through 2010. Utilization of such net operating loss carryforwards will increase Additional Paid-in Capital.

At December 31, 1995, Startel Corporation ("Startel"), a wholly-owned subsidiary of Comverse, had net operating loss carryforwards of approximately $1,680,000 for U.S. income tax reporting purposes expiring in various periods through 2005 which may be used to reduce future U.S. taxable income of Startel. The Company is limited to utilizing approximately $188,000 per year of Startel's net operating loss carryforwards by Section 382 of the Internal Revenue Code. The Company utilized approximately $564,000 of such accumulated net operating loss carryforwards in 1995, which reduced goodwill by approximately $197,000.

Income tax has not been provided on unrepatriated earnings of foreign subsidiaries as currently it is the intention of the Company to reinvest such foreign earnings in their operations.


15. BUSINESS SEGMENT INFORMATION

The Company is engaged in one business segment: the design, development, manufacture, marketing and support of special purpose computer and telecommunications systems and software for multimedia communications and information processing applications.

   In 1993, sales to a government agency constituted 17% of sales, and sales to a Western European customer constituted 12% of sales. In 1994 and 1995, no customer constituted more than 10% of sales.

   Sales by geographic regions, as a percentage of total sales, for the years ended December 31, 1993, 1994 and 1995 were as follows:



                                                  1993   1994   1995
                                                  -----  -----  -----

                            United States           28%    27%    29%
                            Canada                  10%    11%     4%
                            Europe                  37%    26%    31%
                            Far East/Australia      16%    21%    24%
                            Latin America            3%     8%     2%
                            Israel                   6%     5%     9%
                            Africa                   -      2%     1%
                                                  ----   ----   ----

                            Total                  100%   100%   100%
                                                  ====   ====   ====


16. COMMITMENTS AND CONTINGENCIES

   LEASES - The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $1,899,000, $2,562,000 and $3,014,000 in 1993, 1994, and 1995,
   respectively.

   As of December 31, 1995, the annual minimum rent obligations of the Company were approximately as follows:


                        AMOUNT
                        ------
                     (IN THOUSANDS)

1996                    $2,759
1997                     3,642
1998                     3,293
1999                     2,339
2000                     1,977
2001 and thereafter      2,068
                        ------

                       $16,078
                       =======

     EMPLOYMENT AGREEMENTS - The Company is obligated under employment contracts with its chief executive officer to provide salary, bonuses, and fringe benefits through June 30, 2000. Minimum salary payments under the contracts currently amount to $350,000 per year and aggregate $1,450,000 through June 30, 2000. The executive is entitled to annual bonuses equal to at least 3% of the Company's consolidated after-tax net income during each year. Upon termination or expiration of the term of employment, the executive is entitled to receive a severance payment equal to $77,000 for each year of his previous and current employment with the Company, which is increased by the rate of 10%
   per annum compounded for each year of employment commencing with December 1996 (See Note 9), plus continued employment-related benefits for the period of 36 months thereafter. If the termination of employment results from a unilateral termination or fundamental breach of the agreement by the Company, or the resignation of the executive within six months following a change in control of the Company not approved by the executive in his capacity as a director of Comverse, the executive is entitled to an additional payment equal to 299% of the average annual cash compensation, including salary and any bonus payments, received by the executive from the Company during the three immediately preceding fiscal years, plus an amount equal to the income tax resulting from such payment.

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

     DIVIDEND RESTRICTIONS - The ability of Comverse's Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that cash dividends may be paid by an Israeli corporation only out of retained earnings as determined for statutory purposes in Israeli currency. In the event of further devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years' earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to foreign residents are subject to withholding of Israeli income tax at source at a rate of up to 15%, depending on the particular facilities which have generated the earnings that are the source of the dividends.

     GUARANTIES - The Company has obtained bank guaranties primarily for performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $9,522,000 at December 31, 1995, are to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 1996.

     LITIGATION - The Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements.


17. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                 DECEMBER 31, 1995
                                                 -----------------
                                                CARRYING  ESTIMATED
                                                AMOUNT    FAIR VALUE
                                                ------    ----------
                                                    (IN THOUSANDS)

   Liabilities:
       5 1/4% convertible subordinated
           debentures                             $60,000    $69,000

     Off-balance sheet financial instruments:
     Foreign exchange forward contracts
       used for hedging purposes                  $   -      $   (66)

   CASH AND CASH EQUIVALENTS, BANK TIME DEPOSITS, SHORT-TERM INVESTMENTS, ACCOUNTS RECEIVABLE, LONG-TERM RECEIVABLES, INVESTMENTS, AND ACCOUNTS PAYABLE - The carrying amounts of these items are a reasonable estimate of their fair value.

   CONVERTIBLE SUBORDINATED DEBENTURES AND FOREIGN EXCHANGE FORWARD CONTRACTS - The fair value of these securities is estimated based on quoted market prices or recent sales for those or similar securities.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

  18. QUARTERLY INFORMATION (UNAUDITED)

   The following table shows selected results of operations for each of the quarters during 1994 and 1995.


                                                          FISCAL QUARTER ENDED
                               MARCH 31  JUNE 30  SEPT. 30  DEC. 31  MARCH 31  JUNE 30  SEPT. 30  DEC. 31
                                 1994     1994      1994     1994      1995     1995      1995      1995
                               --------  -------  --------  -------  --------  -------  --------  --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Sales                         $23,887  $26,038   $28,893  $29,332   $29,383  $33,627   $36,116   $38,023
  Interest and Other Income       1,102    1,363     1,452    2,245     2,139    2,185     2,209     2,214
                                -------  -------   -------  -------   -------  -------   -------   -------
     Total Revenues             $24,989  $27,401   $30,345  $31,577   $31,522  $35,812   $38,325   $40,237
                                =======  =======   =======  =======   =======  =======   =======   =======

  Gross profit                  $13,187  $14,398   $16,324  $16,526   $16,462  $19,334   $20,451   $21,605
  Net income                    $ 2,495  $ 2,393   $ 3,472  $ 3,738   $ 2,889  $ 4,276   $ 4,707   $ 5,178
                                =======  =======   =======  =======   =======  =======   =======   =======

  Earnings per common and
   common equivalent share        $0.11    $0.11     $0.16    $0.17     $0.13    $0.19     $0.21   $  0.23
                                =======  =======   =======  =======   =======  =======   =======   =======

  The difference between income per share for 1995 and the sum of the income per share for the quarters comprising the year is due to differences in the calculation of the weighted average number of shares outstanding over the respective periods and rounding adjustments.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMVERSE TECHNOLOGY, INC.
                                 (Registrant)


                             By: S / Kobi Alexander
                                 ------------------
                                 Kobi Alexander, President

Date:  March 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Kobi Alexander                              March 15, 1996
------------------
Kobi Alexander, President,
Chairman of the Board and
Chief Executive Officer; Director


/s/ Igal Nissim                                 March 25, 1996
---------------
Igal Nissim, Vice President,
Finance and Chief Financial Officer


/s/ Zvi Alexander                               March 17, 1996
-----------------
Zvi Alexander, Director


/s/ Sam Oolie                                   March 20, 1996
-------------
Sam Oolie, Director


/s/ John H. Friedman                            March 18, 1996
--------------------
John H. Friedman, Director


/s/ William F. Sorin                            March 15, 1996
--------------------
William F. Sorin, Director


/s/ Yechiam Yemini                              March 25, 1996
------------------
Yechiam Yemini, Director