Form 10-K/A
period 1995-12-31
COMVERSE TECHNOLOGY INC/NY/
filed 1996-04-29
CIK 803014

================================================================================


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


                         Yes:  [X]            No:  [_]

================================================================================

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on April 23, 1996 was approximately $508,000,000. The closing price of the registrant's common stock on the NASDAQ National Market System on April 23, 1996 was $23-7/8 per share.

   There were 21,484,525 shares of the registrant's common stock outstanding on April 23, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE

    None.



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

NAME                            AGE  POSITION WITH THE COMPANY
- ------------------------------  ---  -----------------------------------
   Kobi Alexander(1)(2)          43  President, Chairman of the Board of
                                     Directors, Chief Executive Officer and
                                     Director

   Carmel Vernia                 43  Chief Operating Officer; Managing
                                     Director of Efrat Future Technology Ltd.

   Igal Nissim                   40  Vice President-Finance and Chief
                                     Financial Officer

   Zvi Alexander                 73  Director

   John H. Friedman(2)(3)(4)     42  Director

   Sam Oolie(1)(2)(3)(4)         59  Director

   William F. Sorin(1)(4)        47  Secretary and Director

   Yechiam Yemini(1)(3)          48  Director


   ---------------------
   (1) Member of Executive Committee of the Board of Directors.
   (2) Member of Audit Committee of the Board of Directors.
   (3) Member of Remuneration and Stock Option Committee of the Board of Directors.
   (4) Member of Corporate Planning and Structure Committee of the Board of Directors.


BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

     Kobi Alexander.  Mr. Alexander has served as Chairman of the Board of
     --------------
Directors of the Corporation since September 1986, as President and Chief Executive Officer since April 1987 and as a director of the Corporation since its formation. Mr. Alexander also served as Co-Managing Director of the Corporation's wholly-owned Israeli subsidiary, Efrat Future Technology Ltd. ("Efrat") from its formation in 1982 until October 1986, and currently serves as Chairman of the Board of Directors of Efrat. From October 1984 to September 1986, Mr. Alexander served as Co-Chairman and Co-Chief Executive Officer of the Corporation. Prior to the formation of Efrat, in 1980 and 1981, Mr. Alexander served as an independent financial and business consultant to a number of multinational corporations. Between 1978 and 1980, Mr. Alexander worked in the Corporate Finance Department of Shearson Loeb Rhoades (currently Smith Barney Shearson). Mr. Alexander received a B.A., magna cum laude, in Economics from the Hebrew University of Jerusalem in 1977, and an M.B.A. in Finance from New York University in 1980. He has served as the Chairman of the High-Tech Research and Development Section of the Israeli Association of Industrialists.

     Carmel Vernia.  Mr. Vernia serves as Chief Operating Officer of the
     -------------
Corporation and as Managing Director of Efrat, where he has been employed since 1984 in various capacities, including Vice President, Manager of the Government Systems Division and Manager of the Research and Development Division. Prior to joining Efrat, he was employed by Elco Ltd. in Israel, where he headed the development of advanced perimeter intrusion detection systems. Between 1980 and 1982, Mr. Vernia was employed by

Intel Corporation in Santa Clara, California, where he served as applications engineer for digital signal processing, digital telephony and data communications products. He received a B.Sc. in Electrical Engineering from the Technion, Israel Institute of Technology, in 1974 and a M.Sc. in Electrical and Computer Engineering from the University of California at Davis in 1980.

     Igal Nissim.  Mr. Nissim has been employed by the Corporation since May
     -----------
1986 and has served as Vice President-Finance and Chief Financial Officer of the Corporation since January 1993. He previously served as Chief Financial Officer of Efrat. Prior to joining the Corporation, he was employed by Gadot Industrial Enterprises Ltd. for a period of two years as deputy controller, responsible for financial and cost accounting. Mr. Nissim is a Certified Public Accountant in Israel and was employed for four years with Kesselman & Kesselman, one of the largest accounting firms in Israel. He received a B.A. in Economics and Accounting from Tel Aviv University in 1981.

     Zvi Alexander.  Mr. Alexander has been a director of the Corporation since
     -------------
August 1989. Mr. Alexander has been actively engaged in the energy industry for more than 30 years. He served as Chief Executive Officer of the Israeli National Oil Company and its successor from 1966 through 1976, and subsequently engaged in activities in the energy industry as a consultant and independent entrepreneur. He is currently Chairman of A&T Exploration Company Ltd. Zvi Alexander is the father of Kobi Alexander and the father-in-law of Yechiam Yemini.

     John H. Friedman.  Mr. Friedman has been a director of the Corporation
     ----------------
since June 1994. He is the Managing Director of Easton Capital Corporation, a private investment firm founded by Mr. Friedman in 1991. From 1989 to 1991, Mr. Friedman was a Managing Director of Security Pacific Capital Investors. Prior to joining that firm, he was a Managing Director of E. M. Warburg, Pincus & Co., Inc., where he was employed from 1981 to 1989. From 1978 to 1980, Mr. Friedman practiced law with the firm of Sullivan & Cromwell in New York City. Mr. Friedman is also a director of Alliance Entertainment Corporation. Mr. Friedman received a B.A., magna cum laude, from Yale University and a J.D. from Yale Law School.

     Sam Oolie.  Mr. Oolie has been a director of the Corporation since May
     ---------
1986. He has been Chairman and Chief Executive Officer of NoFire Technologies, Inc., a manufacturer of high performance fire retardant products which offer protection against heat and fire for many applications in the automotive, construction, telecommunications, utility, marine, military and other markets, since August 1995. He has also been Chairman of Oolie Enterprises, an investment company, since July 1985. He also has served as a director of CFC Associates, a venture capital firm, since January 1984 and as Chairman of New Thermal Corp., an extruder of plastic profiles for the window industry, since January 1991. He was Chairman of The Nostalgia Network, a cable television network, from April 1987 to January 1990 and was Vice Chairman and director of American Mobile Communications, Inc., a cellular telephone company, from February 1987 to July 1989. From February 1962 to July 1985, Mr. Oolie was Chairman, Chief Executive Officer and a director of Food Concepts, Inc., a provider of food services to institutions and hospitals. Mr. Oolie also serves as a director of Avesis, Inc., NoFire Technologies, Inc., Wayfinder, Inc. and Noise Cancellation Technologies, Inc. Mr. Oolie received a B.S. from Massachusetts Institute of Technology in 1958 and an M.B.A. from Harvard Business School in 1961.

     William F. Sorin.  Mr. Sorin, who has served as a director and the
     ----------------
Corporate Secretary of the Corporation since its formation, is an attorney engaged in private practice and is general counsel to the Corporation. Mr. Sorin received a B.A. from Trinity College in 1970 and a J.D., cum laude, from Harvard Law School in 1973.

     Yechiam Yemini.  Professor Yemini, a director of the Corporation from
     --------------
October 1984 to May 1986 and since May 1987, has been Chief Scientific Advisor to the Corporation since its formation. He has been a professor in the computer science department of Columbia University since 1980, where he is leading research projects in the areas of distributed computing and communications and network management systems. Professor Yemini received a Ph.D. in Computer Science from UCLA in 1978 in the area of computer networking. Professor Yemini is the brother-in-law of Kobi Alexander and the son-in-law of Zvi Alexander.

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

ITEM 11.  EXECUTIVE COMPENSATION.

       The following table presents summary information regarding the compensation paid or accrued by the Company for services rendered during the years 1993, 1994 and 1995 by those of its executive officers whose salary and bonus compensation during 1995 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE



                                                             LONG-TERM
                                                            COMPENSATION
                                  ANNUAL COMPENSATION          STOCK
      NAME AND                --------------------------       OPTION         ALL OTHER
PRINCIPAL POSITION            YEAR  SALARY(1)   BONUS(2)      GRANTS(3)     COMPENSATION(4)
- ----------------------------  ----  ---------   --------   ------------     --------------
Kobi Alexander                1995   $342,950   $526,845              -         $324,454
President, Chief Executive    1994   $348,643   $364,020        500,000         $102,877
Officer and Chairman of       1993   $339,683   $425,000              -         $238,247
the Board of Directors

Carmel Vernia                 1995   $130,394   $100,000              -         $ 29,921
Chief Operating Officer(5)    1994   $121,436   $100,000        200,000         $ 30,973
Managing Director, Efrat      1993   $100,513   $ 40,000         25,000         $ 23,065

Igal Nissim                   1995   $ 98,988   $ 15,000         10,000                -
Chief Financial Officer       1994   $101,480   $ 17,500         10,000                -
                              1993   $ 90,000   $ 15,000         10,000                -

- -------------------
(1) Includes salary and payments in lieu of earned vacation.
(2) Includes bonuses accrued for services performed in the year indicated, regardless of the year of payment.
(3) See also "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares."
(4) Consists of miscellaneous items not exceeding $10,000 in the aggregate for any individual, premium payments and contributions under executive insurance and training plans and, in the case of Mr. Alexander, $281,000, $60,000 and $211,000 accrued in 1995, 1994 and 1993, respectively, for payments due on termination of employment pursuant to the terms of his employment agreements with the Company.
(5) Mr. Vernia was appointed Chief Operating Officer of the Company effective January 1, 1994.

       The following table sets forth information concerning options granted during 1995 to the executive officers of the Company under its employee stock option plans:

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                            POTENTIAL REALIZABLE VALUE
                                                                              ASSUMED ANNUAL RATES OF
                                                                             STOCK PRICE APPRECIATION
                              INDIVIDUAL GRANTS                                  FOR OPTION TERM*
                    --------------------------------------------------      ---------------------------
                                 PERCENT OF
                                   TOTAL
                                  OPTIONS
                     NUMBER OF   GRANTED TO    EXERCISE
                      SHARES      EMPLOYEES     PRICE
                    SUBJECT TO    IN FISCAL      PER        EXPIRATION
NAME                 OPTION         YEAR        SHARE          DATE               5%            10%
- ----------------    ----------   ----------    --------     ----------         -------       --------
Igal Nissim          10,000         1.5%       $13.50      May 25, 2005        $84,901       $215,155

- ------------------------
   * Represents the gain that would be realized if the option were held for its entire ten-year term and the value of the underlying shares increased at compounded annual rates of 5% and 10% from the fair market value at the date of option grant.

       The option has a term of ten years and becomes exercisable and vests in annual increments over the period of four years from the year of grant. The exercise price of the option is equal to the fair market value of the underlying shares at the date of grant.

       The following table sets forth certain information concerning options granted during the past three fiscal years to the executive officers of the Company under its employee stock option plans:

                 STOCK OPTION GRANTS IN LAST THREE FISCAL YEARS

                                                PERCENT OF
                                                  TOTAL
                                                 OPTIONS
                                   NUMBER OF    GRANTED TO    EXERCISE
                                    SHARES       EMPLOYEES     PRICE
YEAR OF                           SUBJECT TO    IN FISCAL       PER        EXPIRATION
GRANT             NAME              OPTION        YEAR         SHARE          DATE
- -------           --------------  ----------   -----------    --------     ----------
1995:             Kobi Alexander       -            -          -                -
                  Carmel Vernia        -            -          -                -
                  Igal Nissim        10,000         1.5%     $ 13.50   May 25, 2005

1994:             Kobi Alexander    500,000        42.5%     $ 10.00   September 22, 2004
                  Carmel Vernia     200,000        17.0%     $ 10.00   September 22, 2004
                  Igal Nissim        10,000         0.9%     $ 10.00   September 22, 2004

1993:             Kobi Alexander       -            -          -                 -
                  Carmel Vernia      25,000         6.1%     $13.375   September 15, 2003
                  Igal Nissim        10,000         2.4%     $13.375   September 15, 2003


       The following table sets forth, as to each executive officer identified above, the shares acquired on exercise of options, value realized, number of unexercised options held at December 31, 1995, currently exercisable and subject to future vesting, and the value of such options based on the closing price of the underlying shares on the NASDAQ National Market System at that date, net of the associated exercise price.



                   OPTION EXERCISES AND YEAR-END VALUE TABLE

                     AGGREGATE OPTION EXERCISES IN 1995 AND
               VALUE OF UNEXERCISED OPTIONS AT DECEMBER 31, 1995

                                            NUMBER OF UNEXERCISED                     VALUE OF UNEXERCISED
                    SHARES                       OPTIONS HELD                         IN-THE-MONEY OPTIONS
                   ACQUIRED                  AT DECEMBER 31, 1995                   HELD AT DECEMBER 31, 1995
                      ON     VALUE      -----------------------------        ----------------------------------------
NAME              EXERCISE  REALIZED    EXERCISABLE     UNEXERCISABLE        EXERCISABLE                UNEXERCISABLE
- ----------------  --------  --------    -----------     -------------        -----------                -------------

Kobi Alexander      44,500  $826,031       519,250         500,000            $9,113,425                 $5,000,000
Carmel Vernia       10,000  $183,035       202,500          62,500            $2,281,000                 $  582,500
Igal Nissim              -         -         7,000          25,000            $   68,600                 $  198,000

       See "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares" for information regarding the grant to certain executive officers of options to purchase shares of subsidiaries of the Company.


EMPLOYMENT AGREEMENTS

     Mr. Alexander serves as Chairman of the Board, President and Chief Executive Officer of the Company under an agreement extending through June 30, 2000 at a current base annual salary of $308,300. Pursuant to the agreement, Mr. Alexander received bonus compensation of $526,845 for services rendered during 1995 and is entitled to receive bonus compensation in 1996 and succeeding years in an amount to be negotiated annually, but not less than 3% of the Company's consolidated after tax net income in each year. Mr. Alexander also receives various supplemental medical, insurance and other personal benefits from the Company under the terms of his employment, including the use of an automobile leased by the Company.

     Upon the termination of his employment with the Company for any reason, Mr. Alexander is entitled to receive a severance payment in an amount equal to $77,000 times the number of years (plus any partial years) of his employment by the Company commencing with 1983, increased by 10% per annum starting in December 1996, plus continued employment-related benefits for the period of 36 months following termination. In the event that Mr. Alexander's employment is terminated by the Company without cause, by Mr. Alexander as a result of a material breach by the Company of its obligations under the agreement or by his resignation within the period of six months following a change in control of the Company, Mr. Alexander is entitled to an additional severance payment equal to 299% of the average annual cash compensation (including salary and any bonus payments) received by him from the Company during the most recent three fiscal years plus an amount equal to the income tax liability to Mr. Alexander resulting from such payment. The agreement also requires the Company to grant to Mr. Alexander an option to purchase up to 7.5% of the shares of each subsidiary of the Company, other than Efrat, for a price equal to the greater of the fair market value or the book value of such shares at the date of option grant.

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

     Mr. Vernia is employed as Managing Director of Efrat and Chief Operating Officer of the Company under an agreement providing for a base monthly salary at a current rate of 33,261 Israeli shekels, subject to Israeli statutory cost of living adjustment (resulting in a current annual salary equal to approximately $125,000) and an annual bonus in an amount to be determined. The agreement may be terminated by either party only with prior notice of at least one year. Mr. Vernia is entitled under the agreement to receive various insurance and supplemental benefits and the use of an automobile owned or leased by Efrat.
Mr. Vernia has also been granted options to purchase between 2.5% and 3.75% of the shares of certain subsidiaries of the Company for a price equal to the greater of the fair market value or the book value of such shares at the date of option grant. Mr. Nissim receives a base annual salary from the Company of 25,088 Israeli shekels, subject to Israeli statutory cost of living adjustment (resulting in a current annual salary equal to approximately $94,000) and incidental benefits, including the use of an automobile owned by the Company.


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information concerning the beneficial ownership of shares of common stock on the part of the executive officers and directors of the Company and all persons known by the Company to be beneficial owners of more than five percent of the outstanding common stock as at April 23, 1996.

                                                                                NUMBER OF        PERCENT
                                                                                 SHARES          OF TOTAL
                                                                              BENEFICIALLY     OUTSTANDING
BENEFICIAL OWNER                           RELATIONSHIP WITH THE COMPANY          OWNED         SHARES(1)
- ----------------                           --------------------------------   ------------     ------------
Pilgrim Baxter & Associates Ltd.           Shareholder                          2,052,000          9.6%
  1255 Drummers Lane
  Wayne, PA  19087

Kobi Alexander                             President, Chairman of the Board,
                                           Chief Executive Officer and Director   719,113(2)       3.3%

Carmel Vernia                              Chief Operating Officer                171,248(3)        *

Igal Nissim                                Vice President-Finance and
                                           Chief Financial Officer                  5,000(4)(5)     *
Zvi Alexander                              Director                                20,000(4)        *

John H. Friedman                           Director                                 6,000(4)        *

Sam Oolie                                  Director                                 5,000(4)        *

William F. Sorin                           Secretary and Director                  25,000(4)        *

Yechiam Yemini                             Director                                29,000(6)        *

All directors and executive
 officers as a group (8 persons)                                                  980,361(7)       4.4%

- -----------------

* Less than 1%.
(1) Based on 21,484,525 shares of common stock issued and outstanding on April 23, 1996, excluding, except as otherwise noted, shares of common stock issuable upon the exercise of outstanding stock options.
(2) Includes 94,500 shares held directly by Mr. Alexander, 519,250 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 23, 1996 and 105,363 shares held by other persons, which Mr. Alexander has the sole right to vote pursuant to a proxy. Does not include 500,000 shares issuable upon the exercise of options that were not exercisable at or within 60 days after April 23, 1996.
(3) Includes 162,500 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 23, 1996. Does not include 62,500 shares issuable upon the exercise of options that were not exercisable at or within 60 days after April 23, 1996.
(4) Consists solely of shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 23, 1996.
(5) Does not include 25,000 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after April 23, 1996.
(6) Includes 22,000 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 23, 1996.
(7) Includes 764,750 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 23, 1996.


OPTIONS TO PURCHASE SUBSIDIARY SHARES

       The Company has granted to certain key executives options to acquire shares of certain subsidiaries, other than Efrat, as a means of providing incentives directly tied to the performance of those subsidiaries for which different executives have direct responsibility. Such options have been granted to executive officers of the Company as set forth under "Employment Agreements". Options have been granted to other key employees which, upon exercise, would represent in the aggregate between approximately 2.5% and approximately 20% (subject in certain instances to antidilution adjustment) of the outstanding shares of the relevant subsidiaries. In general, these options have terms of up to ten years, become exercisable and vest in equal ratable annual increments over periods ranging from three to five years from the first anniversary of the date of initial grant, and have exercise prices equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors. Upon the exercise, in whole or in part, of any option, Comverse will receive an irrevocable proxy to vote the underlying shares and a right of first refusal to purchase the shares upon any proposed sale, transfer or other disposition, until such time as the shares shall have been sold in a bona fide open market transaction.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The Company paid William F. Sorin, a director of the Company, an aggregate of approximately $298,000 for legal services rendered to the Company during the year ended December 31, 1995.


                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMVERSE TECHNOLOGY, INC.
                                         (Registrant)


                              By:   S/ Kobi Alexander
                                    --------------------------------
                                    Kobi Alexander
                                    President, Chairman of the Board
                                    and Chief Executive Officer