Form 10-Q
period 1996-03-31
COMVERSE TECHNOLOGY INC/NY/
filed 1996-05-14
CIK 803014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1996

                                       or

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

                                                     [X] Yes      [ ] No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       The number of shares of Common Stock, par value $0.10 per share, outstanding as of May 10, 1996 was 21,493,977


                           Page 1 of 14 Total Pages
                      (Exhibit Index Appears on Page 12)

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.  Financial Statements.

                                                                    Page
                                                                    ----

 1.      Condensed Consolidated Balance Sheets as
         of December 31, 1995 and March 31, 1996                     3

 2.      Condensed Consolidated Statements of Income
         for the Three Month Periods Ended March 31, 1995
         and March 31, 1996                                          4

 3.      Condensed Consolidated Statements of
         Stockholders' Equity for the Three Month
         Period Ended March 31, 1996                                 5

 4.      Condensed Consolidated Statements of Cash
         Flows for the Three Month Periods Ended
         March 31, 1995 and March 31, 1996                           6

 5.      Notes to Condensed Consolidated Financial
         Statements                                                  7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.              8


                           Page 2 of 14 Total Pages

                  COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

ASSETS

                                        DECEMBER 31,    MARCH 31,
                                            1995*         1996
                                                       (Unaudited)
Current assets:
 Cash and cash equivalents                  $ 99,862     $ 95,840
 Bank time deposits and
   short-term investments                     23,070       31,469
 Accounts receivable, net                     43,009       41,093
 Inventories                                  15,773       16,209
 Prepaid expenses and
   other current assets                        8,536        9,162
                                            --------     --------
 Total current  assets                       190,250      193,773
Long-term receivables, net                     2,105        2,121
Property and equipment                        22,718       23,842
Less:  accumulated depreci-
  ation and amortization                     (10,887)     (11,608)
                                            --------     --------
                                              11,831       12,234
Investments                                    3,880        4,452
Goodwill, net                                  1,106        1,057
Software development costs, net                8,756        9,071
Other intangible assets, net                   1,597        1,530
Deferred costs and other assets, net           1,929        1,782
                                            --------     --------
                                            $221,454     $226,020
                                            ========     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                   DECEMBER 31,    MARCH 31,
                                       1995*         1996
                                                  (Unaudited)
Current liabilities:
Accounts payable and
 accrued expenses                       $ 27,230     $ 30,126
Advance payments
 from customers                            4,988        2,975
Due to related parties                       364          278
Other current liabilities                  2,604          285
                                    ------------   ----------

Total current liabilities                 35,186       33,664

5-1/4% Convertible
 Subordinated Debentures                  60,000       60,000

Liability for severance pay                2,299        2,796
Other liabilities                          1,939        1,883
Minority interest                            264          217
                                    ------------   ----------
  Total liabilities                       99,688       98,560

Stockholders' equity:
Common Stock, $.10 par value
 authorized 100,000,000 shares;
 issued and outstanding
 21,362,598 and 21,472,976                 2,136        2,147
Additional paid-in-capital                75,752       76,276
Cumulative translation adjustment           (136)        (111)
Unrealized gain on available for
 sale securities, net of tax                 646          273
Retained earnings                         43,368       48,875
                                    ------------   ----------
  Total stockholders' equity             121,766      127,460
                                    ------------   ----------
                                        $221,454     $226,020
                                    ============   ==========

*The Condensed Consolidated Balance Sheet as of December 31, 1995 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.
The accompanying notes are an integral part of these financial statements.
                           Page 3 of 14 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                              1995       1996
  Revenues:

     Sales                                   $29,383    $40,410
     Interest and other income                 2,139      1,786
                                             -------    -------
      Total revenues                          31,522     42,196

  Costs and expenses:

     Research and development                  5,912      7,773
     Less reimbursement                       (1,512)    (1,817)
                                             -------    -------
     Net research and development              4,400      5,956

     Cost of sales                            12,921     17,352
     Selling, general and administrative       9,098     10,787
     Royalties and license fees                  610        839
     Minority interest and
     equity in loss of affiliates                (10)         -
     Interest expense and other                1,210      1,139
                                             -------    -------
      Total costs and expenses                28,229     36,073

  Income before income tax provision           3,293      6,123
  Income tax provision                           404        616
                                             -------    -------

  Net  income                                $ 2,889    $ 5,507
                                             =======    =======

  Primary and fully diluted earnings
    per share                                  $0.13      $0.24
                                            ========    =======


              The accompanying notes are an integral part of these
                             financial statements.

                           Page 4 of 14 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                             Common Stock     Additional   Cumulative   Unrealized
                                            Number     Par     Paid in    Translation      Gains     Retained
                                          of Shares   Value    Capital     Adjustment    (Losses)    Earnings    Total
                                          ----------  ------  ----------  ------------  -----------  --------  ---------


BALANCE, DECEMBER 31, 1995                21,362,598  $2,136     $75,752        $(136)       $ 646    $43,368  $121,766

Unrealized loss on available-for-sale
    securities, net of tax                         -       -           -            -         (373)         -      (373)

Common stock issued in connection with
    exercise of stock options                110,378      11         524            -            -          -       535

Translation adjustment                             -       -           -           25            -          -        25

Net income, three months ended
    March 31, 1996                                 -       -           -            -            -      5,507     5,507
                                          -----------------------------------------------------------------------------

BALANCE, MARCH 31, 1996                   21,472,976  $2,147    $76,276         $(111)    $273       $48,875   $127,460
                                         ==============================================================================

   The accompanying notes are an integral part of these financial statements.

                           Page 5 of 14 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             1995       1996

Cash flows from operating activities:
  Net cash from operations after adjustment
    for non-cash items                                     $ 3,664    $  5,196
  Changes in assets and liabilities:
  Accounts receivable and long-term receivables             (2,721)      1,900
  Inventories                                               (3,112)       (436)
  Prepaid expenses and other current assets                 (1,073)       (599)
  Accounts payable and accrued expenses                      1,945       2,896
  Advance payments from customers                              640      (2,013)
  Due to related parties                                       (68)        (86)
  Liability for severance pay                                  460         497
                                                           -------    --------
Net cash (used in) provided by operating activities           (265)      7,355

Cash flows from investing activities:
  Maturities and sales (purchase) of bank time deposits
   and investments, net                                     10,742      (9,432)
  Purchases of property and equipment                       (1,088)     (1,124)
  Increase in software development costs                    (1,333)     (1,152)
  Other                                                          -          87
                                                           -------    --------
  Net cash provided by (used in) investing activities        8,321     (11,621)

Cash flows from financing activities:
  Increase (decrease) in short and long term debt, net         702        (291)
  Proceeds from issuance of common stock                       121         535
                                                           -------    --------

Net cash provided by financing activities                      823         244

Net increase (decrease) in cash and cash equivalents         8,879      (4,022)
Cash and cash equivalents, beginning of period              39,225      99,862
                                                           -------    --------
Cash and cash equivalents, end of period                   $48,104    $ 95,840
                                                           =======    ========

              The accompanying notes are an integral part of these
                             financial statements.

                           Page 6 of 14 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



          BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1995. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

          INVENTORIES. The composition of inventories at December 31, 1995 and March 31, 1996 is as follows:

                      DECEMBER 31,  MARCH 31,
                         1995        1996
                          (In thousands)
                        -----------------

Raw materials           $10,364    $10,722
Work in process           2,638      2,963
Finished goods            2,771      2,524
                        -------    -------
                        $15,773    $16,209
                        =======    =======


          RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a substantial portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets approved on an annual basis by the applicable funding agencies. During the three month period ended March 31, 1996, gross research and development expenses amounted to approximately $7,773,000, of which approximately $1,817,000 was reimbursed.

          EARNINGS PER SHARE. For the three month periods ended March 31, 1995 and 1996, the computation of earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The shares used in the computations are as follows:

                           THREE MONTHS ENDED
                               MARCH 31,
                             1995      1996
                             (In thousands)

          Primary            22,139    23,002
          Fully diluted      22,246    23,155


                           Page 7 of 14 Total Pages

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


  RESULTS OF OPERATIONS.

          Total Revenues.  Total revenues for the three month period ended March
          --------------
31, 1996 increased by approximately $10,674,000 (34%) from the corresponding period in 1995. The increase is attributable to a higher volume of sales of systems and parts. Sales for the three month period ended March 31, 1996 increased by approximately $11,027,000 (38%) from the 1995 period. The growth in sales occurred in both the TRILOGUE and AUDIODISK product lines. Interest and other income for the three month period ended March 31, 1996 decreased by approximately $353,000 (17%) from the corresponding period in 1995, resulting from decreased interest rates and lower realized gains on sales of short-term investments.

          Cost of Sales.  Cost of sales for the three month period ended March
          -------------
31, 1996 increased by approximately $4,431,000 (34%) from the corresponding period in 1995. The increase is attributable primarily to the increase in sales. Gross margin (expressed as a percentage of sales) for the three month period ended March 31, 1996 increased to approximately 57% from approximately 56% during the corresponding 1995 period.

          Research and Development Expenses.  Gross research and development
          ---------------------------------
expenses for the three month period ended March 31, 1996 increased by approximately $1,861,000 (31%) from the corresponding period in 1995. Net research and development expenses, after reimbursement under government funding programs, for the three month period ended March 31, 1996 increased by approximately $1,556,000 (35%) from the corresponding period in 1995. Such increases are due to the overall growth of research and development operations, the initiation of significant new research and development projects for both product lines, and increases in salaries and other costs associated with research and development operations in Israel.

          Selling, General and Administrative Expenses.  Selling, general and
          --------------------------------------------
administrative expenses for the three month period ended March 31, 1996 increased by approximately $1,689,000 (19%) from the corresponding period in 1995. Such increase was the result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities internationally and in the United States.

          Royalties and License Fees.  Royalties and license fees for the three
          --------------------------
month period ended March 31, 1996 increased by approximately $229,000 (38%) from the corresponding period in 1995. Royalties and license fees as a percentage of total sales was approximately 2.1% in the 1995 and 1996 periods.

          Income Tax Provision.  Provision for income taxes for the three month
          --------------------
period ended March 31, 1996 increased by approximately $212,000 (52%) from the corresponding



                           Page 8 of 14 Total Pages
period in 1995. The Company's overall effective tax rate decreased from approximately 12% during the three month period ended March 31, 1995 to approximately 10% in the corresponding period of 1996. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its subsidiaries in Israel.

          Net Income.  Net income after taxes for the three month period ended
          ----------
March 31, 1996 increased by approximately $2,618,000 (91%) from the corresponding period in 1995, primarily as a result of the factors described above. Net income after taxes as a percentage of total revenues increased to approximately 13.1% in the three month period ended March 31, 1996 from approximately 9.2% in the corresponding period in 1995.


          LIQUIDITY AND CAPITAL RESOURCES. At March 31, 1996, the Company had cash and cash equivalents of approximately $95,840,000, bank time deposits and short-term investments of approximately $31,469,000 and working capital of approximately $160,109,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

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

          The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government



                           Page 9 of 14 Total Pages
expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. Competitive conditions in this sector have also been affected by the efforts of government contractors, particularly developers and integrators of technology products, to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

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

          The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures during 1996. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the long- and short- term competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and



                           Page 10 of 14 Total Pages
technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, and accordingly has had a negative impact on the Company's overall results of operations.

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




                           Page 11 of 14 Total Pages

                                    PART II

                               Other Information
                               -----------------


ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------



(a)      Exhibit Index.
         -------------

         Item
         Number    Exhibit                             Page
         ------    --------                            ----

         11.     Statement re computation of
                per share earnings.                  14

         27.     Financial data schedule      Filed electronically


(b)      Reports on Form 8-K.
         -------------------

          None




                           Page 12 of 14 Total Pages

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMVERSE TECHNOLOGY, INC.


Dated:  May 14, 1996                    S/Kobi Alexander
                                        ----------------
                                        Kobi Alexander
                                        President, Chairman of the Board
                                        and Chief Executive Officer


Dated:  May 14, 1996                    S/Igal Nissim
                                        -------------
                                        Igal Nissim
                                        Vice President, Finance
                                        and Chief Financial Officer




                           Page 13 of 14 Total Pages