Form 10-Q
period 1996-06-30
COMVERSE TECHNOLOGY INC/NY/
filed 1996-08-14
CIK 803014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1996

                                       or

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

                                                [X] Yes          [_] No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of July 31, 1996 was 21,567,125.


                            Page 1 of 16 Total Pages
                       (Exhibit Index Appears on Page 13)

                                     PART I

                             Financial Information


ITEM 1.  Financial Statements.                                          Page
         --------------------                                           ----



 1.      Condensed Consolidated Balance Sheets as
         of December 31, 1995 and June 30, 1996.                          3

 2.      Condensed Consolidated Statements of Income
         for the Three Month and Six Month Periods Ended
         June 30, 1995 and June 30, 1996.                                 4

 3.      Condensed Consolidated Statements of
         Stockholders' Equity for the Year Ended
         December 31, 1995 and the Six Month
         Period Ended June 30, 1996.                                      5

 4.      Condensed Consolidated Statements of Cash
         Flows for the Six Month Periods Ended
         June 30, 1995 and June 30, 1996.                                 6

 5.      Notes to Condensed Consolidated Financial
         Statements.                                                      7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                   9



                           Page 2 of 16 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In Thousands)

                    ASSETS                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                          December 31,   June 30,                                        December 31,   June 30,
                                              1995*        1996                                             1995*        1996
                                                        (Unaudited)                                                   (Unaudited)
Current assets:                                                     Current liabilities:
  Cash and cash equivalents                 $ 99,862     $ 87,833     Accounts payable and
  Bank time deposits and                                               accrued expenses                    $ 27,230     $ 37,520
   short-term investments                     23,070       36,202     Advance payments
  Accounts receivable, net                    43,009       49,226      from customers                         4,988        3,821
  Inventories                                 15,773       21,918     Due to related parties                    364          443
  Prepaid expenses and                                                Other current liabilities               2,604          373
   other current assets                        8,536       13,108                                        ----------   ----------
                                            --------     --------
                                                                      Total current liabilities              35,186       42,157

  Total current  assets                      190,250      208,287   5-1/4% Convertible
                                                                      Subordinated Debentures                60,000       60,000

Long-term receivables, net                     2,105        1,945   Liability for severance pay               2,299        2,786
                                                                    Other liabilities                         1,939        2,171
Property and equipment                        22,718       25,337   Minority interest                           264            -
Less:  accumulated depreci-                                                                              ----------   ----------
  ation and amortization                     (10,887)     (12,323)      Total liabilities                    99,688      107,114
                                            --------     --------
                                              11,831       13,014
                                                                    Stockholders' equity:
Investments                                    3,880        6,255   Common Stock, $.10 par value
                                                                      authorized 100,000,000 shares;
Goodwill, net                                  1,106          401     issued and outstanding
                                                                      21,362,598 and 21,566,225               2,136        2,157
Software development costs, net                8,756        9,411   Additional paid-in-capital               75,752       76,823
                                                                    Cumulative translation adjustment          (136)         (58)
Other intangible assets, net                   1,597        1,464   Unrealized gain on available for
                                                                      sale securities, net of tax               646          808
Deferred costs and other assets, net           1,929        1,793   Retained earnings                        43,368       55,726
                                            --------     --------                                        ----------   ----------
                                                                        Total stockholders' equity          121,766      135,456
                                                                                                         ----------   ----------

                                            $221,454     $242,570                                          $221,454     $242,570
                                            ========     ========                                        ==========   ==========

  *The Condensed Consolidated Balance Sheet as of December 31, 1995 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.
   The accompanying notes are an integral part of these financial statements.


                           Page 3 of 16 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                     (In thousands, except per share data)

                                       Six months ended     Three months ended
                                            June 30,             June 30,
                                       1995       1996       1995       1996
Revenues:
      Sales                          $ 63,010   $ 87,039   $ 33,627   $ 46,629
      Interest and other income         4,324      3,864      2,185      2,078
                                     --------   --------   --------   --------
         Total revenues                67,334     90,903     35,812     48,707

Costs and expenses:
      Research and development         12,728     16,374      6,816      8,601
      Less reimbursement               (3,302)    (3,925)    (1,790)    (2,108)
                                     --------   --------   --------   --------
      Net research and development      9,426     12,449      5,026      6,493

      Cost of sales                    27,214     37,366     14,293     20,014
      Selling, general and
       administrative                  18,951     23,614      9,853     12,827
      Royalties and license fees        1,277      1,760        667        921
      Minority interest and
       equity in loss of affiliates       (45)      (150)       (35)      (150)
      Interest expense and other        2,442      2,621      1,232      1,482
                                     --------   --------   --------   --------
         Total costs and expenses      59,265     77,660     31,036     41,587
                                     --------   --------   --------   --------

Income before gain on issuance
  of subsidiary shares
  and income tax provision              8,069     13,243      4,776      7,120
Gain on issuance of subsidiary
  shares                                    -        535          -        535
                                     --------   --------   --------   --------
Income before income tax
  provision                             8,069     13,778      4,776      7,655
Income tax provision                      904      1,420        500        804
                                     --------   --------   --------   --------
Net income                           $  7,165   $ 12,358   $  4,276   $  6,851
                                     ========   ========   ========   ========

Earnings per share:
       Primary                       $   0.32   $   0.53   $   0.19   $   0.29
                                     ========   ========   ========   ========
       Fully diluted                 $   0.32   $   0.52   $   0.19   $   0.29
                                     ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                           Page 4 of 16 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
            Condensed Consolidated Statement of Stockholders' Equity

                                  (Unaudited)

                       (In thousands, except share data)

                                               Common Stock     Additional  Cumulative    Unrealized
                                              Number     Par     Paid in    Translation      Gains     Retained
                                            of Shares   Value    Capital    Adjustment     (Losses)    Earnings    Total
                                            ---------   -----    -------    ----------     --------    --------    -----

BALANCE, DECEMBER 31, 1995                  21,362,598 $ 2,136   $ 75,752   $   (136)     $    646     $ 43,368  $ 121,766

Unrealized gain on available-for-sale
  securities, net of tax                           -       -          -          -             162          -          162

Common stock issued in connection with
  exercise of stock options                    198,127      20        923        -             -            -          943

Common stock issued in connection with
  acquisition of additional interest in
  majority-owned subsidiary                      5,500       1        148        -             -            -          149

Translation adjustment                             -       -          -           78           -            -           78

Net income, six months ended
  June 30, 1996                                    -       -          -          -             -         12,358     12,358
                                            ----------  ------    -------     ------        ------     --------   --------
BALANCE, JUNE 30, 1996                      21,566,225 $ 2,157   $ 76,823   $    (58)     $    808     $ 55,726  $ 135,456
                                            ========== =======   ========   =========     ========     ========  =========


   The accompanying notes are an integral part of these financial statements.


                           Page 5 of 16 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In Thousands)

                                                             Six months ended
                                                                 June 30,
                                                             1995       1996
Cash flows from operating activities:
   Net cash from operations after adjustment
    for non-cash items                                     $ 12,017   $ 12,257
   Changes in assets and liabilities:
   Accounts receivable and long-term receivables             (5,847)    (6,057)
   Inventories                                               (2,781)    (6,145)
   Prepaid expenses and other current assets                   (843)    (4,232)
   Accounts payable and accrued expenses                      3,211     10,290
   Advance payments from customers                              570     (1,167)
   Due to related parties                                         7         79
   Liability for severance pay                                  624        487
                                                           --------   --------
Net cash provided by operating activities                     6,958      5,512

Cash flows from investing activities:
   Maturities and sales (purchases) of
    bank time deposits and investments, net                  23,616    (13,493)
   Purchases of property and equipment                      ( 2,456)   ( 2,619)
   Increase in software development costs                   ( 2,536)   ( 2,322)
   Other                                                         -          25
                                                           --------   --------
   Net cash provided by (used in) investing activities       18,624    (18,409)

Cash flows from financing activities:
   Proceeds from issuance of common stock                       788      1,092
   Increase (decrease) in short and long-term debt, net       1,817       (224)
                                                           --------   --------
Net cash provided by financing activities                     2,605        868

Net increase (decrease) in cash and cash equivalents         28,187    (12,029)
Cash and cash equivalents, beginning of period               39,225     99,862
                                                           --------   --------
Cash and cash equivalents, end of period                   $ 67,412   $ 87,833
                                                           ========   ========

              The accompanying notes are an integral part of these
                             financial statements.


                           Page 6 of 16 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


          Basis of Presentation. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1995. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


          Inventories. The composition of inventories at December 31, 1995 and June 30, 1996 is as follows:

                             December 31,  June 30,
                                 1995        1996
                                  (In thousands)

          Raw materials       $10,364       $12,138
          Work in process       2,638         6,357
          Finished goods        2,771         3,423
                              -------       -------
                              $15,773       $21,918
                              =======       =======


          Research and Development Expenses. The Company has historically supported a substantial portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets approved on an annual basis by the applicable funding agencies. During the six month and three month periods ended June 30, 1996, gross research and development expenses amounted to approximately $16,374,000 and $8,601,000, respectively, of which approximately $3,925,000 and $2,108,000, respectively, was reimbursed.


          Gain on Issuance of Subsidiary Stock. In June 1996, Newbridge Networks Corporation invested approximately $1.5 million in Applied Silicon Inc. Canada ("ASIC"), a majority-owned subsidiary of the Company, in exchange for newly issued shares of ASIC. This resulted in a gain to the Company of approximately $535,000. As a result of this transaction, the Company's equity interest in ASIC decreased to 47.6%. Accordingly, the Company's investment in ASIC is now carried on the equity method.


          Earnings Per Share. For the six month and three month periods ended June 30, 1995 and 1996, the computation of primary earnings per share is based on the weighted average

                           Page 7 of 16 Total Pages
number of outstanding common shares and additional shares assuming the exercise of stock options. The computation of fully diluted earnings per share for the six month and three month periods ended June 30, 1996, further assumes the conversion of the 5-1/4% Convertible Subordinated Debentures (the "Debentures"). For the six month and three month periods ended June 30, 1995, the assumed conversion of the Debentures was antidilutive. The shares used in the computations are as follows (also see Exhibit 11):


                              Six months ended           Three months ended
                                  June 30,                     June 30,
                               1995     1996               1995      1996
                                              (In thousands)
           Primary             22,290   23,105              22,440   23,280
           Fully diluted       22,454   26,345              22,663   26,512



                           Page 8 of 16 Total Pages

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.
         ---------------------------------------------


     Results of Operations.

         Total Revenues. Total revenues for the six month and three month
         --------------
periods ended June 30, 1996 increased by approximately $23,569,000 (35%) and approximately $12,895,000 (36%), respectively, from the corresponding periods in 1995. The increase is attributable to a higher volume of sales of systems, parts, and related services. Sales for the six month and three month periods ended June 30, 1996 increased by approximately $24,029,000 (38%) and approximately $13,002,000 (39%), respectively, from the 1995 periods. The growth in sales occurred in both the TRILOGUE and AUDIODISK product lines. Interest and other income for the six month and three month periods ended June 30, 1996 decreased by approximately $460,000 (11%) and approximately $107,000 (5%), respectively, from the corresponding periods in 1995.

         Cost of Sales. Cost of sales for the six month and three month periods
         -------------
ended June 30, 1996 increased by approximately $10,152,000 (37%) and approximately $5,721,000 (40%), respectively, from the corresponding periods in 1995. The increase is attributable primarily to the increase in sales. Gross margins (expressed as a percentage of sales) for the six month and three month periods ended June 30, 1995 and 1996 were approximately 57%.

         Research and Development Expenses. Gross research and development
         ---------------------------------
expenses for the six month and three month periods ended June 30, 1996 increased by approximately $3,646,000 (29%) and approximately $1,785,000 (26%), respectively, from the corresponding periods in 1995. Net research and development expenses, after reimbursement under government funding programs, for the six month and three month periods ended June 30, 1996 increased by approximately $3,023,000 (32%) and approximately $1,467,000 (29%), respectively, from the corresponding periods in 1995. Such increases are due to the overall growth of research and development operations, new research and development projects for both product lines, and increases in salaries and other costs associated with research and development operations in Israel.

         Selling, General and Administrative Expenses. Selling, general and
         --------------------------------------------
administrative expenses for the six month and three month periods ended June 30, 1996 increased by approximately $4,663,000 (25%) and approximately $2,974,000 (30%), respectively, from the corresponding periods in 1995. Such increases were the result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities internationally and in the United States.

         Royalties and License Fees. Royalties and license fees for the six
         --------------------------
month and three month periods ended June 30, 1996 increased by approximately $483,000 (38%) and approximately $254,000 (38%), respectively, from the corresponding periods in 1995. Royalties

                           Page 9 of 16 Total Pages
and license fees, for the six month and three month periods ended June 30, 1996 and 1995, as a percentage of total sales, were approximately 2.0%.

         Income Tax Provision. Provision for income taxes for the six month and
         --------------------
three month periods ended June 30, 1996 increased by approximately $516,000 (57%) and approximately $304,000 (61%), respectively, from the corresponding periods in 1995. The Company's overall effective tax rate decreased from approximately 11.2% during the six month period ended June 30, 1995 to approximately 10.3% in the corresponding period of 1996, and remained at approximately 10.5% in the three month periods ended June 30, 1995 and 1996. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its subsidiaries in Israel.

         Net Income. Net income after taxes for the six month and three month
         ----------
periods ended June 30, 1996 increased by approximately $5,193,000 (72%) and approximately $2,575,000 (60%), respectively, from the corresponding periods in 1995, primarily as a result of the factors described above. Net income after taxes as a percentage of total revenues increased to approximately 13.6% and 14.1%, respectively, in the six month and three month periods ended June 30, 1996 from approximately 10.6% and 11.9% in the corresponding periods in 1995.


     Liquidity and Capital Resources. At June 30, 1996, the Company had cash and cash equivalents of approximately $87,833,000, short-term investments of approximately $36,202,000 and working capital of approximately $166,130,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

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

                           Page 10 of 16 Total Pages

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

     The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures during 1996. The increase in research and development expenditures reflects the Company's concentration on enhancing the

                           Page 11 of 16 Total Pages
range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the long- and short- term competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, and accordingly has had a negative impact on the Company's overall results of operations.

     The Company currently derives a majority of its total sales from sales to customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Volatility in international currency exchange rates may have a significant impact on the Company's operating results to the extent that it is unable to completely hedge the exchange rate risk of long term contracts denominated in foreign currencies, or by the cost of such hedging.

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


                           Page 12 of 16 Total Pages

                                    PART II

                               Other Information
                               -----------------


ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)      Exhibit Index.
         -------------

         Item
         Number    Exhibit                                   Page
         ------    -------                                   ----

           11.     Statement of Computation of
                   Earnings Per Share.                        15-16

           27.     Financial data schedule.           Filed electronically

(b)      Reports on Form 8-K.
         -------------------

         None




                           Page 13 of 16 Total Pages

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMVERSE TECHNOLOGY, INC.


Dated:  August 13, 1996           /s/ Kobi Alexander
                                  ------------------------------------
                                  Kobi Alexander
                                  President, Chairman of the Board
                                  and Chief Executive Officer


Dated:  August 13, 1996           /s/ Igal Nissim
                                  ------------------------------------
                                  Igal Nissim
                                  Chief Financial Officer




                           Page 14 of 16 Total Pages