Form 10-Q
period 1996-09-30
COMVERSE TECHNOLOGY INC/NY/
filed 1996-11-14
CIK 803014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1996

                                       or

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

                                         [X] Yes              [ ] No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of November 7, 1996 was 21,628,743.


                            Page 1 of 18 Total Pages
                       (Exhibit Index Appears on Page 15)

                                     PART I

                             FINANCIAL INFORMATION


                                                                 Page
                                                                 ----

ITEM 1.    Financial Statements

  1.       Condensed Consolidated Balance Sheets as
           of December 31, 1995 and September 30, 1996             3

  2.       Condensed Consolidated Statements of Income
           for the Three Month and Nine Month Periods
           Ended September 30, 1995 and September 30, 1996         4

  3.       Condensed Consolidated Statements of Stockholders'
           Equity for the Year Ended December 31, 1995 and the
           Nine Month Period Ended September 30, 1996              5

  4.       Condensed Consolidated Statements of Cash Flows
           for the Nine Month Periods Ended
           September 30, 1995 and September 30, 1996               6

  4.       Notes to Condensed Consolidated Financial
           Statements                                              7


 ITEM 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations           9

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                    ASSETS                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                        DECEMBER 31,   SEPTEMBER 30,                                   DECEMBER 31,   SEPTEMBER 30,
                                            1995*           1996                                           1995*           1996
                                                        (Unaudited)                                                    (Unaudited)
Current assets:                                                        Current liabilities:
 Cash and cash equivalents                  $ 99,862        $ 81,530   Accounts payable and
 Bank time deposits and                                                 accrued expenses                   $ 27,230        $ 40,036
  short-term investments                      23,070          35,368   Advance payments
 Accounts receivable, net                     43,009          57,956    from customers                        4,988           3,368
 Inventories                                  15,773          29,565   Due to related parties                   364             415
 Prepaid expenses and                                                  Other current liabilities              2,604             314
  other current assets                         8,536          11,821                                       --------        --------
                                            --------        --------   Total current liabilities             35,186          44,133

  Total current assets                       190,250         216,240   5-1/4% Convertible
                                                                        Subordinated Debentures              60,000          60,000
Long-term receivables, net                     2,105           1,382
                                                                       Liability for severance pay            2,299           3,120
Property and equipment                        22,718          28,560   Other liabilities                      1,939           2,054
Less:  accumulated depreciation                                        Minority interest                        264               -
 and amortization                            (10,887)        (13,371)                                      --------        --------
                                            --------        --------
                                              11,831          15,189   Total liabilities                     99,688         109,307

Investments                                    3,880           6,205   Stockholders' equity:
                                                                       Common Stock, $.10 par value
Goodwill, net                                  1,106             377    authorized 100,000,000 shares;
                                                                        issued and outstanding
Software development costs, net                8,756           9,740    21,362,598 and 21,622,730             2,136           2,162
                                                                       Additional paid-in-capital            75,752          77,299
                                                                       Cumulative translation adjustment       (136)            (44)
                                                                       Unrealized gain on available for
Other intangible assets, net                   1,597           1,397    sale securities, net of tax             646             612
                                                                       Retained earnings                     43,368          62,961
                                                                                                           --------        --------
Deferred costs and other assets, net           1,929           1,767   Total stockholders' equity           121,766         142,990
                                            --------        --------                                       --------        --------
                                            $221,454        $252,297                                       $221,454        $252,297
                                            ========        ========                                       ========        ========

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

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      NINE MONTHS ENDED           THREE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                       1995      1996           1995             1996
  Revenues:
     Sales                                           $ 99,126  $138,931        $36,116         $51,892
     Interest and other income                          6,533     6,080          2,209           2,216
                                                     --------  --------        -------         -------
      Total revenues                                  105,659   145,011         38,325          54,108

  Costs and expenses:
     Research and development                          19,806    25,911          7,078           9,537
     Less reimbursement                                (5,148)   (6,339)        (1,846)         (2,414)
                                                     --------  --------        -------         -------
     Net research and development                      14,658    19,572          5,232           7,123

     Cost of sales                                     42,879    59,476         15,665          22,110
     Selling, general and administrative               29,594    37,612         10,643          13,998
     Royalties and license fees                         1,828     2,948            551           1,188
     Minority interest and equity
     in loss of affiliates                               (105)     (232)           (60)            (82)
     Interest expense and other                         3,459     4,289          1,017           1,668
                                                     --------  --------        -------         -------
       Total costs and expenses                        92,313   123,665         33,048          46,005
                                                     --------  --------        -------         -------

Income before gain on issuance of
   subsidiary shares and income tax provision          13,346    21,346          5,277           8,103
Gain on issuance of subsidiary shares                       -       535              -               -
                                                     --------  --------        -------         -------
Income before income tax provision                     13,346    21,881          5,277           8,103
Income tax provision                                    1,474     2,288            570             868
                                                     --------  --------        -------         -------

Net  income                                          $ 11,872  $ 19,593        $ 4,707         $ 7,235
                                                     ========  ========        =======         =======

Earnings per share:
     Primary                                            $0.53     $0.84        $  0.21         $  0.31
                                                     ========  ========        =======         =======

     Fully diluted                                      $0.53     $0.82        $  0.21           $0.30
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

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                               Common Stock     Additional   Cumulative   Unrealized
                                              Number     Par     Paid in    Translation      Gains     Retained
                                            of Shares   Value    Capital     Adjustment    (Losses)    Earnings    Total
                                            ----------  ------  ----------  ------------  -----------  --------  ---------

BALANCE, DECEMBER 31, 1995                  21,362,598  $2,136  $   75,752  $      (136)  $       646  $ 43,368  $ 121,766

Unrealized loss on available-for-sale
    securities, net of tax                           -       -           -            -           (34)         -       (34)

Common stock issued in connection with
    exercise of stock options                  254,632      25       1,399            -             -          -     1,424

Common stock issued in connection with
   acquisition of additional interest in
   majority-owned subsidiary                     5,500       1         148            -             -          -       149

Translation adjustment                               -       -           -           92             -          -        92

Net income, nine months ended
    September 30, 1996                               -       -           -            -             -     19,593    19,593
                                            ----------  ------  ----------  -----------    ----------   --------  --------
BALANCE, SEPTEMBER 30, 1996                 21,622,730  $2,162  $   77,299  $       (44)   $      612   $ 62,961  $142,990
                                            ==========  ======  ==========  ===========    ==========   ========  ========

  The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                             1995      1996

Cash flows from operating activities:
  Net cash from operations after adjustments
   for non-cash items                                     $ 16,013   $ 21,293
  Changes in assets and liabilities:
   Accounts receivable and long-term receivables           (12,275)   (14,224)
   Inventories                                             ( 3,588)   (13,792)
   Prepaid expenses and other receivables                  ( 2,485)    (2,898)
   Accounts payable and accrued expenses                     8,016     12,806
   Advance payments from customers                         (   256)    (1,620)
   Due to related parties                                       60         51
   Liability for severance pay                                 979        821
                                                           -------   --------
Net cash provided by operating activities                    6,464      2,437

Cash flows from investing activities:
  Maturities and sales (purchases) of
    bank time deposits and investments, net                 43,130    (12,784)
  Purchases of property and equipment                      ( 4,298)    (5,842)
  Increase in software development costs                   ( 3,688)    (3,443)
  Other                                                          -          4
                                                           -------   --------
Net cash provided by (used in) investing activities         35,144    (22,065)

Cash flows from financing activities:
  Proceeds from issuance of common stock                     1,359      1,572
  Decrease in short- and long-term debt, net               ( 1,856)      (276)
                                                           -------   --------
Net cash (used in) provided by financing activities        (   497)     1,296

Net increase (decrease) in cash and cash equivalents        41,111    (18,332)
Cash and cash equivalents, beginning of period              39,225     99,862
                                                           -------   --------
Cash and cash equivalents, end of period                   $80,336   $ 81,530
                                                           =======   ========


              The accompanying notes are an integral part of these
                             financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


            BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1995. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


            INVENTORIES. The composition of inventories at December 31, 1995 and September 30, 1996 is as follows:

                               DECEMBER 31,  SEPTEMBER 30,
                                   1995          1996
                                     (In thousands)
                               ---------------------------

            Raw materials           $10,364        $16,753
            Work in process           2,638          9,772
            Finished goods            2,771          3,040
                                    -------        -------
                                    $15,773        $29,565
                                    =======        =======


            RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a substantial portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets approved on an annual basis by the applicable funding agencies. During the nine month and three month periods ended September 30, 1996, gross research and development expenses amounted to approximately $25,911,000 and $9,537,000, respectively, of which approximately $6,339,000 and $2,414,000, respectively, was reimbursed.


            EARNINGS PER SHARE. For the nine month and three month periods ended September 30, 1995 and 1996, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The computation of fully diluted earnings per share for the nine month and three month periods ended September 30, 1996, further assumes the conversion of the 5-1/4% Convertible Subordinated Debentures (the "Debentures"). For the nine month and three month periods ended September 30, 1995, the assumed conversion of the Debentures was antidilutive. The shares used in the computations are as follows (also see Exhibit 11):


                   NINE MONTHS ENDED  THREE MONTHS ENDED
                     SEPTEMBER 30,      SEPTEMBER 30,
                     1995     1996      1995      1996
                                (In thousands)

Primary              22,468   23,243    22,827    23,615
Fully diluted        22,612   26,486    22,929    26,864

            SUBSEQUENT EVENTS.   In October 1996, the Company issued
  $115,000,000 of convertible subordinated debentures bearing interest at 5-3/4% per annum, payable semi-annually. The debentures mature on October 1, 2006. The debentures are convertible into shares of the Company's common stock at a conversion price of $45.75 per share, subject to adjustment in certain events. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The debentures are redeemable at the option of the Company, in whole or in part, at prices decreasing from 102% of the face amount on October 12, 1999 to par on October 1, 2001. The debenture holders may require the Company to repurchase the debentures at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company.

            In October 1996, holders of approximately $2,000,000 of the 5-1/4% convertible subordinated debentures due 2003 surrendered the debentures for conversion into approximately 103,000 shares of common stock of the Company. In November 1996, the Company called for redemption the remaining $58,000,000 of the 5-1/4% convertible subordinated debentures due 2003. Based on the current trading price of the Company's common stock, it is likely that the holders of the debentures will convert the debentures into approximately 2,994,000 shares of the Company's common stock.

  ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.
           ---------------------------------------------

           RESULTS OF OPERATIONS.

            Total Revenues.  Total revenues for the nine month and three month
            --------------
  periods ended September 30, 1996 increased by approximately $39,352,000 (37%) and approximately $15,783,000 (41%), respectively, from the corresponding periods in 1995. The increase is attributable primarily to a higher volume of sales of systems, parts and related services. Sales for the nine month and three month periods ended September 30, 1996 increased by approximately $39,805,000 (40%) and approximately $15,776,000 (44%), respectively, from the 1995 periods. The growth in sales for the nine month and three month periods ended September 30, 1996 occurred primarily in the TRILOGUE product line. Interest and other income for the nine month period ended September 30, 1996 decreased by approximately $453,000 (7%) and for the three-month period ended September 30, 1996 increased by approximately $7,000 over the corresponding periods in 1995.

            Cost of Sales.  Cost of sales for the nine month and three month
            -------------
  periods ended September 30, 1996 increased by approximately $16,597,000 (39%) and approximately $6,445,000 (41%), respectively, from the corresponding periods in 1995. The increase is attributable primarily to the increase in sales. Gross margin (expressed as a percentage of sales) for the nine month and three month periods ended September 30, 1996 and 1995 were approximately 57%.

            Research and Development Expenses.  Gross research and development
            ---------------------------------
  expenses for the nine month and three month periods ended September 30, 1996 increased by approximately $6,105,000 (31%) and approximately $2,459,000 (35%), respectively, from the corresponding periods in 1995. Net research and development expenses, after reimbursement under government funding programs, for the nine month and three month periods ended September 30, 1996 increased by approximately $4,914,000 (34%) and approximately $1,891,000 (36%), respectively, from the corresponding periods in 1995. Such increases are due to the overall growth of research and development operations, new research and development projects, and increases in salaries and other costs associated with research and development operations in Israel.

            Selling, General and Administrative Expenses.  Selling, general and
            --------------------------------------------
  administrative expenses for the nine month and three month periods ended September 30, 1996 increased by approximately $8,018,000 (27%) and approximately $3,355,000 (32%), respectively, from the corresponding periods in 1995. Such increases were the result of increased sales, marketing, and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities internationally and in the United States.

            Royalties and License Fees.  Royalties and license fees for the nine
            --------------------------
  month and three month periods ended September 30, 1996 increased by approximately

  $1,120,000 (61%) and approximately $637,000 (116%), respectively, from the corresponding periods in 1995. Royalties and license fees for the nine and three month periods ended September 30, 1996, as a percentage of total sales, increased from approximately 1.8% and approximately 1.5%, respectively, in the 1995 periods, to approximately 2.1% and approximately 2.3%, respectively, in the 1996 periods reflecting an increase in the royalty rate owed to a funding agency that became effective in 1996 (See "Certain Trends and Uncertainties").

            Income Tax Provision.  Provision for income taxes for the nine month
            --------------------
  and three month periods ended September 30, 1996 increased by approximately $814,000 (55%) and approximately $298,000 (52%), respectively, from the corresponding periods in 1995. The Company's overall effective tax rate decreased from approximately 11.0% and 10.8% during the nine month and three month periods ended September 30, 1995 to approximately 10.5% and 10.7% in the corresponding periods of 1996. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its subsidiaries in Israel.

            Net Income.  Net income after taxes for the nine month and three
            ----------
  month periods ended September 30, 1996 increased by approximately $7,721,000 (65%) and approximately $2,528,000 (54%), respectively, from the corresponding periods in 1995, primarily as a result of the factors described above. Net income after taxes as a percentage of total revenues increased to approximately 13.5% and approximately 13.4%, respectively, in the nine month and three month periods ended September 30, 1996 from approximately 11.2% and approximately 12.3%, respectively, in the corresponding periods in 1995.

            LIQUIDITY AND CAPITAL RESOURCES. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future. At September 30, 1996, the Company had cash and cash equivalents of approximately $81,530,000, short-term investments of approximately $35,368,000 and working capital of approximately $172,107,000. In October 1996, the Company issued ten-year 5-3/4% Convertible Subordinated Debentures in the aggregate original principal amount of $115,000,000. The Company also called for redemption the outstanding balance of the $60,000,000 principal amount of its 5-1/4% Convertible Subordinated Debentures, originally due in 2003 (the "5-1/4% Debentures"). Based on the current trading price of the Company's common stock, it is expected that substantially all of the 5-1/4% Debentures will be converted into common shares.

            The Company has experienced rapid growth in recent periods, and intends to continue to grow, both through internal expansion and acquisitions. The Company regularly examines opportunities to acquire additional companies, businesses, technologies or product lines. Although the Company's management believes that acquisitions present potentially cost-effective opportunities for growth, they also present significant financial, operational and legal risks to the Company. In order to maintain and improve operating results, the Company's management will be required to manage growth and expansion effectively. The Company's failure to effectively manage growth, including growth resulting from acquisitions, could have a material adverse effect on the Company's results of operations and financial condition. The Company may from time to time issue additional debt and/or equity securities either as direct consideration for acquisitions or to raise additional funds to be used (in whole or in part) in payment for acquired securities or assets. The issuance of such securities could be expected to have a dilutive impact on the Company's shareholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.

            The Company maintains a portion of its assets in a variety of financial instruments, including government obligations, commercial paper, bank time deposits, money-market accounts and common and preferred stocks, both for purposes of cash management and, to some extent, as strategic and portfolio investments. Such activities subject the Company to the risks inherent in the capital markets generally, and to the performance of other businesses over which its has no direct control. The Company has made several investments in early-stage technology ventures and expects to make additional similar investments, primarily in Israel and in the United States. Such investments entail substantial risks due to factors such as the limited operating histories of such ventures and the typical illiquidity of their securities. While the Company does not regard its portfolio and strategic investment activities as a primary element of its overall business plan, it expects to continue to allocate some of its liquid assets, comprising a portion of funds not required for working capital or acquisition plans, for these purposes and, in particular, to increase its holdings in Israeli and United States technology companies as part of its long-term growth strategy. Given the magnitude of the Company's liquid assets relative to its overall size, the results of its operations in the future may, to a greater degree than in the past, be affected by the results of the Company's capital management and investment activities and the risks associated with those activities.

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

            The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects.
  Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

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

            The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the United States dollar, and accordingly has had a negative impact on the Company's overall results of operations.

       A significant portion of the Company's research and development and manufacturing operations are located in Israel and may be affected by regulatory, political, military and economic conditions in that country. The Company's historical operating results reflect substantial benefits from programs sponsored by the Israeli government for the support of research and development, as well as favorable tax rates available to "Approved Enterprises" in Israel. The Israeli government has indicated its intention to reexamine certain of its policies in these areas. It recently acted to increase, from between 2% and 3% of associated product sales to between 3% and 5% of associated product revenues (including service and other related revenues), the annual rate of royalties to be applied to repayment of benefits under the conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, a program in which the Company has regularly participated and under which it continues to receive significant benefits through reimbursement of qualified research and development expenditures. The Company's repayment of amounts received under the program will be accelerated through these higher royalty rates until repayment is completed. The Israeli authorities have also indicated that this funding program may be reduced in the future. The Israeli government has also shortened the period of the tax moratorium applicable to "Approved Enterprises" from four years to two years. Although this change does not affect the tax status of any of the Company's current projects, it will apply to any future "Approved Enterprises" of the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in or take advantage of those programs, the cost to the Company of its operations in Israel would materially increase and there would be an adverse effect on the results of the Company's operations as a whole.

       The Company currently derives a majority of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Volatility in international currency exchange rates may have a significant impact on the Company's operating results to the extent that it does not hedge the exchange rate risk of contracts denominated in foreign currencies, or by the cost of such hedging.

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

                                    PART II

                               Other Information
                               -----------------

  ITEM 6.  Exhibits and Reports on Form 8-K.
           --------------------------------


  (a)      Exhibit Index.
           --------------

           Item
           Number            Exhibit                               Page
           ------            -------                               ----
             11.            Statement of Computation of
                            Earnings Per Share                   17 - 18

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


                                     COMVERSE TECHNOLOGY, INC.


  Dated:  November 13,  1996         S / Kobi Alexander
                                     ------------------
                                     Kobi Alexander
                                     President, Chairman of the Board
                                     and Chief Executive Officer


  Dated:  November 13, 1996          S / Igal Nissim
                                     ---------------
                                     Igal Nissim
                                     Chief Financial Officer