Form 10-K405
period 1996-12-31
COMVERSE TECHNOLOGY INC/NY/
filed 1997-03-25
CIK 803014

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  for the Fiscal Year ended December 31, 1996

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

                              Yes:   X       No:

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

                                      [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on March 19, 1997 was approximately $955,805,620. The closing price of the registrant's common stock on the NASDAQ National Market System on March 19, 1997 was $38.50 per share.

   There were 24,826,120 shares of the registrant's common stock outstanding on March 19, 1997.


                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information statement distributed in connection with the 1997 Annual Meeting of Shareholders of the registrant or in an amendment to this report on Form 10K/A.



                          ____________________________



                      TRILOGUE is a registered trademark and
  TRILOGUE INfinity, GenLogue, AUDIODISK, ULTRA, UltraNet, SafeNet, Mentor,
        Verify, Trade Shield and FaxNet are trademarks of the Company.

                                    PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     Comverse Technology, Inc., a New York corporation ("Comverse" and, together with its subsidiaries, the "Company"), designs, develops, manufactures, markets and supports computer and telecommunications systems and software for multimedia communications and information processing applications. The Company's systems are used in a broad range of applications by fixed and wireless telephone network operators, government agencies, call centers, financial institutions and other public and commercial organizations worldwide.

     The Company has developed three main product lines: the TRILOGUE family of multimedia enhanced services platforms ("ESPs"), which enable wireless and wireline telecommunications network operators to offer a range of advanced revenue-generating services to their customers; the AUDIODISK family of multiple channel, multimedia digital monitoring systems, which support the monitoring, recording, surveillance, and information gathering and analysis activities of law enforcement and intelligence agencies; and the ULTRA Series of digital recording systems, which support the voice/fax/data recording and analysis activities of a variety of organizations including call centers, financial institutions, emergency (e.g. "911") service providers, correctional institutions, and public safety (e.g. air traffic control) operations. The Company's products incorporate advanced technologies in the areas of digital signal processing, facsimile protocols, telephony interfaces, mass storage, digital networking, multiprocessor computer architecture and real-time software design.

     The Company's TRILOGUE systems enable many simultaneous users to access a broad range of enhanced services, such as call answering, voice and fax messaging and information services, personal number and other "personal assistant" services. TRILOGUE's principal market consists of subscriber service provider ("SSP") organizations that use the systems to provide services to the public, usually on a subscription basis, and includes both fixed and wireless telephone network operators and other telecommunications services organizations. The Company markets TRILOGUE systems throughout the world, with its own direct sales force and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. The Company is a market-share leader in providing large capacity messaging systems for international telephone network operators. More than 130 wireline and wireless telephone network operators in more than 50 countries have selected TRILOGUE to provide enhanced telecommunications services.

     The Company's AUDIODISK systems enable many simultaneous users to monitor, record and process voice, image (facsimile) and data communications from multiple channels in a variety of analog and digital formats, provide facilities for archiving large volumes of recorded information and allow the use of computer database processing techniques for analysis, management and retrieval operations. The systems have been sold to law enforcement, military and intelligence agencies that monitor and record communication channels for a variety of purposes, such as surveillance in support of criminal investigations and the collection and processing of information for intelligence analysis. Traditionally, analog tape recorders, alone or coupled with a variety of special purpose devices, have been utilized for these applications. The worldwide growth in telecommunications traffic in general and digital communications in particular, and the increasing use of a variety of digital transmission formats in telecommunications networks, have created a need for user organizations to modernize their monitoring, recording and processing capabilities. AUDIODISK provides a number of advantages over analog, tape recorder-based systems, including improvements in capacity, reliability, accuracy, processing efficiency and archiving and retrieval capabilities. AUDIODISK systems interface with a variety of analog and digital communications protocols and automatically recognize and adapt to voice, fax or modem content on each recorded channel. Most importantly, AUDIODISK systems enable users to adapt efficiently to the emergence of new telecommunications technologies, such as digital transmission, ISDN and enhanced signaling systems, for which analog, tape recorder-based equipment was not designed.

     The ULTRA product line is a family of digital recording systems, designed to address the growing need for recording and playback operations in a variety of public and private markets. The ULTRA Series comprises six products, each designed to meet the specific needs of targeted market segments. Inbound and outbound call centers, "911" emergency service providers, correctional facilities, public health and safety organizations and financial institutions use the ULTRA product line to record and process large volumes of audio, image and data communications for a broad range of requirements.

     To date, AUDIODISK and ULTRA systems have been sold to end-users in more than 30 countries.

     The Company has designed its products with an open system, modular architecture to accommodate user requirements for flexibility of product configuration and capacity, and to enable the integration of advanced technologies, including intelligent network ("IN") capabilities. This architecture permits scalability across the full range of product configurations. Current TRILOGUE single-system configurations may include up to 1,000,000 mailboxes, with 6,000 ports and storage capacity for 45,000 hours of voice or 6,750,000 fax pages. AUDIODISK configurations support multiple user workstations for monitoring up to 600 channels simultaneously, with storage capacities of up to 30,000 hours of audio or 4,500,000 pages of fax, using both magnetic disk and optical media. ULTRA configurations support up to 6,144 recording channels, with playback over the telephone, as well as over Local Area Networks ("LANs"), Wide Area Networks ("WANs") and the Internet.

     Through subsidiaries and affiliates, the Company is also involved in the design and development of software for IN and advanced intelligent network ("AIN") architecture and services, the provision of computer design and consulting services, primarily for government customers in Canada, the development of technologies and products incorporating video compression and networking, the design and development of systems for telephone answering service bureaus, the operation of telemessaging service bureaus and capital market activities for its own account and in partnership with a subsidiary of Soros Fund Management LLC.

     During 1996, the Company derived sales of approximately $141,788,000 (72% of total sales) from the TRILOGUE product line (and related products and services), an increase of approximately $51,541,000 (57%) over the prior year, and approximately $55,393,000 (28% of total sales) from the AUDIODISK and ULTRA product lines (and related products and services), an increase of approximately $8,491,000 (18%) over the prior year. At December 31, 1996, the Company had a backlog of approximately $70,339,000, of which approximately $58,894,000 was scheduled for delivery during 1997.

     The Company was incorporated in the State of New York in October 1984. Its principal executive offices are located at 170 Crossways Park Drive, Woodbury, New York 11797, where its telephone number is (516) 677-7200.


THE COMPANY'S PRODUCTS

TRILOGUE PRODUCT FAMILY

OVERVIEW

     The market for network-based enhanced services platforms ("ESPs") has grown rapidly over the past several years. The Company believes that a number of factors have contributed to this growth, including the heightened emphasis among wireless and wireline telecommunications network operators on offering new services for revenue-generation and competitive differentiation, the increasing public awareness and acceptance of multimedia messaging services resulting from the growing installed base of systems in the business community, the expanding availability from the major telephone companies of call answering services, and the growing use of wireless telephone services, which almost universally offer a mailbox-based call answering service.

     The Company's primary focus has been on supplying large-capacity, high availability ESPs to SSP organizations, including fixed and wireless telephone network operators and other telecommunications service organizations worldwide. SSP organizations benefit from the ability to offer their customers a variety of services provided by the TRILOGUE system, such as call answering, voice and fax messaging and information services, personal number and other "personal assistant" services on a subscription or pay-per-call basis. Through these services, telephone operating companies benefit not only from service fees, but also from traffic revenue generated by the increase in billable completed calls. In addition, these services improve overall network efficiency by reducing congestion from repeated unbillable busy/no-answer calls. Wireless telephone service operators are almost universally adding voice mailboxes to their service offerings, not only because of these benefits, but also because wireless messaging services directly increase billable airtime, and increasingly, because next-generation digital wireless personal communications services typically incorporate call answering as an important service element. Voice and fax information services increase the range of revenue producing value-added services the network operators can provide to their business and residential customers and also serve as a direct source of pay-per-call revenue to the service providers.

PRODUCT DESCRIPTION

     TRILOGUE INfinity is a multimedia, multi-application ESP that enables wireless and wireline network operators to offer a broad range of revenue-generating services.

     TRILOGUE is designed and packaged to meet the capacity, reliability, maintainability and physical requirements of large telephone network operators. TRILOGUE system architecture provides single-system capacity of up to 6,000 ports, 45,000 voice storage hours and 1,000,000 mailboxes, permitting access to any mailbox from any port. The system also provides redundancy of all critical components, so that no single failure will interrupt the service. TRILOGUE INfinity is available in both centralized and widely distributed configurations, and maintains its integrity as a single system in distributed configurations.

     Through its universal port capability, all the ports on any TRILOGUE system can be configured to support voice storage and retrieval only, or to support both voice and fax storage and retrieval. Storage capacity can be dynamically allocated to voice or fax on a demand basis, with a fax capacity of approximately 150 pages per voice hour.

     The TRILOGUE INfinity architecture also incorporates components that are compatible with the IN and AIN protocols for Service Nodes and Intelligent Peripherals, permitting the Company's SSP customers to design and develop their own TRILOGUE-based services without relying solely on the development resources of the Company. TRILOGUE INfinity, when configured as an Intelligent Peripheral/Service Node (IP/SN), enables customers to offer next-generation IN/AIN-based services such as personal number, call screening/caller introduction, single-key call return and voice activated dialing. The incorporation of IN and AIN-related software into TRILOGUE also allows a customer, which has not yet implemented IN infrastructure, to purchase a Comverse ESP with the confidence that TRILOGUE contains a built-in migration path to IN/AIN standards, should the network operator decide to implement IN/AIN infrastructure in the future.

     TRILOGUE incorporates proprietary and third-party software, and industry standard and proprietary hardware, in an open system architecture. Most of the software is written in the C and C++ languages, using object-oriented design techniques and providing a high degree of portability and hardware independence. TRILOGUE's current hardware is based on Industry Standard Architecture ("ISA"), which facilitates the integration of commercially available ISA technologies with the Company's core technologies.

     TRILOGUE supports a wide variety of analog and digital telephony interfaces and signaling systems, which makes the system adaptable to a variety of different telephony environments and IN applications. TRILOGUE also provides a "universal port" -- a single port that supports any combination of voice and fax services at any time during a single call.

MULTI-APPLICATION ENHANCED SERVICES PLATFORM

     Wireless and wireline telecommunications network operators increasingly require an integrated multimedia, multi-application ESP, which reduces costs and provides greater flexibility for service offerings. By combining many different applications and service capabilities in a single system, a multi-application ESP offers savings in comparison to the cost of the many separate systems that would otherwise be required to provide the same services. In addition, having a single platform for multiple services reduces the cost of staffing and training personnel for operations, administration and maintenance ("OA&M"), simplifies the integration of the ESP OA&M with the customer's existing OA&M systems and procedures, saves money on spare parts and improves the network operator's ability to offer a suite of enhanced services that work seamlessly with one another.

     TRILOGUE was conceived and designed specifically as a multimedia, multi-application ESP. TRILOGUE provides seamless integration of call answering, voice/fax/text messaging, voice/fax information applications and other voice/fax/text automated personal assistant and personal communications services, to provide users with the benefits of all these services in a single telephone call. All TRILOGUE-supported services can be offered on any TRILOGUE port, and all the software to provide these applications can run concurrently. There is no limitation on the number of transitions between different media and applications that a caller can make in a single call.

ENHANCED TELECOMMUNICATIONS SERVICES AVAILABLE THROUGH TRILOGUE

     TRILOGUE systems support a variety of value-added enhanced telecommunications services. The following is a partial list of services available through TRILOGUE:

 .    CALL ANSWERING

        If the telephone to which a call is placed is not answered or is busy, the call is diverted to the TRILOGUE system, where the caller is greeted with the subscriber's personal greeting and is invited to leave a message. The subscriber can then retrieve the message from any telephone.

 .    VOICE MESSAGING

        Voice messaging enables any TRILOGUE user to send a message to any other TRILOGUE user 24 hours a day without calling the recipient directly. The recipient can retrieve the message from any telephone and reply to the sender with a single keystroke. TRILOGUE permits delivery of recorded messages to lists of recipients, transferring of messages with attached comments, editing of messages and delivery of messages at any future time designated by the sender.

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

 .    FAX ANSWERING (NEVER BUSY FAX)

     A fax call finds the destination fax machine busy or non-operational. The call is forwarded to TRILOGUE, which answers the call and receives the fax in a manner indistinguishable from a fax machine. TRILOGUE delivers the fax when the destination fax machine is available.

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

 .    CALLING CARD GATEWAY

     TRILOGUE provides calling card access to the public telephone network. TRILOGUE supports a complete debit card application including maintaining the calling card database and the account balance of each subscriber, validating the card number and PIN of callers, placing the validated calls, and monitoring the duration of calls to calculate the account balance in real-time and prevent balance overruns.

 .    PAGING GATEWAY

     A caller can activate and transmit a specific text or voice message to a pager via TRILOGUE. The call is answered by TRILOGUE with the subscriber's personal greeting and voice prompts, rather than with cryptic tones. The paging gateway application works with tone-only pagers, numeric pagers, alphanumeric pagers and voice pagers.

 .    SHORT MESSAGE SERVICE CENTER (SMSC)

     For advanced digital wireless networks, TRILOGUE allows alphanumeric text messages to be received through the system and displayed on a subscriber's handset.

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

 .    ELECTRONIC MAIL INTEGRATION

     A data link between TRILOGUE and an electronic mail system updates the E-Mail status of TRILOGUE subscribers. TRILOGUE notifies subscribers whenever they receive E-Mail communications, or alternatively, whenever they receive E-Mail messages designated "urgent," and informs them of the number of E-Mail messages waiting for them as well as the number of voice and fax messages in their TRILOGUE mailboxes.

 .    PERSONAL NUMBER SERVICE

     Personal number services can be offered to end-users in several different forms, but all involve the concept of calling a person, rather than a place. Personal number service is an IN-based "reachability" service -- the network, through TRILOGUE, follows, or finds, the subscriber.

 .    CALLER INTRODUCTION/CALL SCREENING

     Packaged either with a personal number service, or offered as a stand-alone service, caller introduction gives subscribers control over the management and disposition of incoming calls. With caller introduction, the subscriber hears the name of the caller before deciding whether to accept the call, or divert the call to a voice mailbox. This IN-based service is designed to be inoffensive to callers, as the entire transaction sounds the same to the caller regardless of whether the subscriber actually screened the call, or simply could not be reached.

 .    MOBILE ATTENDANT

     Mobile attendant service is an IN-based service that allows wireless network operators to offer a live attendant transfer feature to their call answering service subscribers. This gives a caller the option of leaving a message in the subscriber's personal mailbox, or touching "0" to transfer to a live attendant for immediate, personal attention.

 .    SINGLE-KEY CALL RETURN

     This IN-based service allows voice mail subscribers to reply to messages with a single touch of the telephone keypad, even if the message originated from a non-subscriber. Through this capability, an individual can review multiple messages and return multiple calls, all in a single phone session.

 .    VOICE ACTIVATED DIALING/VOICE CONTROLLED MESSAGING

     Using advanced speech recognition technology, TRILOGUE now supports services through which users can initiate calls and navigate through voice/fax messaging prompts and menus hands-free, using voice commands. This IN-based service makes messaging services easier to use, and in the case of automobile-based mobile telephone users, makes using the phone while driving safer.


MARKETS, SALES AND MARKETING

     The Company markets TRILOGUE systems throughout the world, with its own direct sales force located at offices in nine countries, and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. The Company is a market-share leader in providing large capacity messaging systems for international telephone network operators, and has incorporated into TRILOGUE various capabilities that were specifically developed for the international markets.

     More than 130 fixed and wireless telephone network operators in more than 50 countries have selected TRILOGUE as their platform for messaging and other enhanced services including, among others, Optus Vision and Telstra in Australia; Microcell PCS in Canada; CTC in Chile; Helsinki Telephone Company and Telecom Finland in Finland; Deutsche Telekom (DeTeMobil) in Germany; Hongkong Telecom in Hong Kong; P.T. Telkom in Indonesia; Bezek and Pelephone in Israel; Omnitel and Telecom Italia in Italy; BellSouth NZ in New Zealand; Netcom and Telenor in Norway; Singapore Telecom in Singapore; Airtel in Spain; Comvik and Europolitan in Sweden; AIS in Thailand; Energis in the United Kingdom; Aerial PCS, American Personal Communications PCS, BellSouth (wireline and wireless
PCS), Pacific Bell and Powertel PCS in the United States; and several telephone companies in India and the People's Republic of China. The objectives of the Company include maintaining the Company's international market share leadership and increasing the Company's presence in the United States SSP markets as existing users expand and upgrade their equipment and new providers of fixed and mobile network services enter the market.

     The Company provides its customers with SalesEdge, a program of marketing consultation, seminars and materials designed to assist them in marketing TRILOGUE-based services, and also undertakes to play an ongoing supporting role in their business and market planning processes.


AUDIODISK AND ULTRA PRODUCT FAMILIES

OVERVIEW

     The AUDIODISK family of products consists of multiple channel, multimedia digital monitoring systems, sold primarily to law enforcement and intelligence agencies, which enable many users simultaneously to monitor, record and process audio, image (facsimile) and data communications over many channels in a variety of analog and digital formats and provide facilities for archiving large volumes of recorded information. The systems automatically decode and record a variety of signals without operator intervention and store the recorded information on magnetic and optical disks to permit quick and easy random access and the use of computer database techniques for analysis, archival and retrieval operations. AUDIODISK also enables a number of users to access the same recorded information simultaneously for processing and analysis.

     The ULTRA family of products consists of multiple channel, multimedia digital recording systems, sold primarily to call centers, financial institutions, emergency "911" service providers, correctional institutions, and other organizations requiring communications recording, archiving, retrieval and analysis.

     Traditionally, analog tape recorders, alone or coupled with a variety of other special purpose devices, have been utilized for communications monitoring, recording and related applications. The limited capacity and processing capability inherent in these systems have imposed constraints on organizations that process large amounts of multimedia information from multiple channels and that need to store the processed information for long periods while keeping it available for rapid retrieval. AUDIODISK and ULTRA provide a number of advantages over analog, tape recorder-based systems, including improvements in capacity, reliability, accuracy, processing efficiency and archiving and retrieval capabilities. AUDIODISK and ULTRA systems provide a transition from multiple individual analog tape recorders to a multiple channel digital recording system, similar to the transition from analog cassette tapes to digital compact disks in the consumer electronics market, affording the user access to the capacity and processing capabilities available only with digital technology. Digital processing capabilities provided by AUDIODISK and ULTRA include immediate random access to large volumes of recorded information and the ability concurrently to record and play back recorded information, access information over a network and process information in various types of media through multiple user workstations.

     Organizations that have sought a comprehensive solution for multimedia, multiple channel monitoring and processing applications, such as law enforcement and intelligence agencies, historically have been required to acquire, integrate and support many different systems, including recording devices for audio transmissions, monitoring devices for fax and modem communications, monitoring devices for telephony signaling, high-quality voice recording and cellular recording systems, transcription systems, various database management systems and various devices to decode and record different kinds of telecommunication signals. AUDIODISK provides a fully integrated, single-system solution for these applications. Multiple channels can be processed on AUDIODISK by many users simultaneously in a computerized environment analogous to a mainframe or mini-computer database application, utilizing audio, image and modem signals rather than alphanumeric data as the processed media. AUDIODISK systems interface with a variety of analog and digital communications protocols and automatically recognize and adapt to voice, fax or modem content on each recorded channel. Most importantly, AUDIODISK also enables users to adapt efficiently to the emergence of new telecommunications technologies, such as digital transmission, ISDN and enhanced signaling systems, for which analog, tape recorder-based equipment was not designed.

     Similarly, organizations requiring the recording, archiving and analysis of communications, such as inbound and outbound call centers, financial trading operations, emergency services providers, correctional institutions and others, have in the past used analog, reel-to-reel tape recorder-based equipment due to the lack of a superior alternative. Recently, however, advances in the cost and performance of digital technology have led to the development and availability of digital recording systems, such as the Company's ULTRA Series. Digital recording and processing technology offers several advantages over analog equipment, including improvements in storage capacity and archive space requirements, near-instant retrieval through random access technology, and comprehensive database integration. Due to these and other advantages, a transition is underway among users of call recording systems, in which analog equipment is being replaced by digital technology as the preferred solution.


PRODUCT DESCRIPTIONS

     The AUDIODISK product design is based on open system architecture and client/server concepts. AUDIODISK operators utilize computer workstations to access various servers across LANs and WANs. These servers include a multimedia server, which interfaces with incoming channels and records information from each channel in digital format, a computer database server, which enables automated searches and retrieval of stored information, and other servers, which provide printing, electronic mail, file storage, mainframe applications and operator support services.

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

     AUDIODISK systems provide a facility for archiving large volumes of recorded information on rewritable optical disks. This archive function allows a single recording session, groups of sessions, a single recording channel, selected channels or all channels to be stored on the same disk. The archive disk records all the signals on a particular channel and automatically associates the signal-related information as well as the date and time with the recorded information. For larger AUDIODISK systems, automatic disk library systems, referred to as "jukeboxes," provide very large amounts of on-line storage.

     AUDIODISK employs a database management system to provide a central facility for access to all stored information. This feature allows any operator to use computer database query techniques to retrieve the information quickly and efficiently.

     The ULTRA Series is based on open system architecture and client/server concepts. The products consist of audio servers, database servers, open system networking, and client workstations. ULTRA systems provide Computer-Telephony Integration-based ("CTI"-based) recording, including integration with major PBX/ACDs, predictive dialers and middleware products. For optimized voice/fax/data integration, ULTRA stores recordings in a Structured Query Language (SQL) multimedia relational database. The CTI connection allows the customer to easily search calls through database queries. In addition, selective recording is possible through time-driven schedules or event triggers.

     ULTRA allows the customer to monitor and score call center agents for performance evaluation, quality assurance, training and coaching. In addition to the improvement of customer service, the system is used to enhance agents' productivity and reduce unnecessary turnover.

     ULTRA provides verification tools for organizations, such as telemarketing and credit bureaus, to ensure accurate data entry. Campaigns can be verified quickly, and additional cost savings are available through centralized verification for distributed call centers.

     ULTRA systems support high volume of simultaneous playbacks over the telephone or through LANs, WANs, and the Internet. Immediate access to recordings is possible through advanced optical disk technology and jukeboxes.


PRODUCT CONFIGURATIONS

     The Company offers AUDIODISK systems in a range of configurations, which share substantially the same hardware, software and user interface. The AUDIODISK systems' multimedia server currently can be configured in several models, offering capacity levels up to 600 channels. Moreover, several AUDIODISK multimedia servers may be networked for increased capacity or to satisfy redundancy requirements.

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

     ULTRA is a multimedia digital recording and archival system, enabling the synchronized capture and storage of voice, fax and screen-based information. ULTRA is available in a wide range of capacity configurations, with a single system providing recording for up to 6,144 channels simultaneously. Modular and scaleable in design, ULTRA's rack mounted audio server modules support up to 96 channels, with each audio server capable of storing up to 3,200 hours of voice communications. For expanded archival requirements, jukebox devices can be employed. The ULTRA's jukebox capability increases the user's immediate playback range by several orders of magnitude. Using disk array technology, the ULTRA's storage subsystem can be configured to store tens-of-thousands of hours of recordings on hard disks. This allows users to benefit from near-instant on-line access to many months of recordings.

     The ULTRA Series comprises six products, which can be offered alone, or in certain combinations with other models:

UltraNet: Modular, CTI-based, client/server multimedia recording system featuring comprehensive recording and high volume storage on tapes, optical disks and jukeboxes.

SafeNet: Compact and cost-effective recording for small applications, primarily for public safety organizations and companies required to record certain transactions by governmental order or regulation.

Mentor: Call center quality monitoring and enhanced productivity system featuring CTI enabled voice recording and simultaneous screen capture. Mentor automatically records random call samples from each agent according to pre-defined criteria. Recorded transactions are typically used for quality control and agent training and performance evaluation.

Verify: Automated data entry, transaction and phone call verification, used primarily by call centers. Critical "closing" information from each call is automatically recorded using interface links to the scripting system. Personnel engaged in transaction verification can rapidly review transactions based on telemarketing campaign, agent, customer ID, or call number.

Trade Shield: High volume financial trading floor recording system supporting free seating and kiosk playbacks. All communication channels on the trading turrets, telephones and "hoot-and-holler" lines are recorded and can be reviewed in the event of a disputed transaction. Disputed trades can be easily and quickly located and retrieved by turret-based traders or by audit personnel.

FaxNet: Centralized fax logging system for long-term archive of fax communications. Recorded facsimiles can be retrieved and displayed on a workstation screen or printed as hard copy.


MARKETS, SALES AND MARKETING

     The Company markets AUDIODISK and ULTRA systems worldwide, directly to the law enforcement, military and intelligence, call center, and other markets through offices located in North America, Western Europe, Israel and the Far East and, where appropriate, through agents, distributors and system integrators.

     The Company has dedicated substantial scientific and engineering resources to the target markets for AUDIODISK and ULTRA, permitting the Company to respond quickly and effectively to customer requests for proposals, to provide cost-effective product customization and, in many instances, to anticipate the requirements of its potential customers for product design and special features.

     The Company's current target markets for AUDIODISK include law enforcement and security and intelligence agencies. Target markets for the ULTRA Series include call centers, public safety and emergency services organizations and financial institutions.

     LAW ENFORCEMENT. Law enforcement agencies conduct large-scale communication monitoring operations relating to criminal investigations and prosecutions, including anti-terrorism activities. AUDIODISK improves monitoring capabilities in a number of ways, including its ability to interface with and capture a variety of telephony signals and to facilitate the use of digital signal processing technologies for analyzing and interpreting those signals. Several versions of the AUDIODISK product family are currently being marketed to law enforcement agencies, including large AUDIODISK systems (up to 600 lines) for agencies with central monitoring facilities, portable Observer systems (1-16 lines) for field surveillance operations and hand-carried Court Playback systems designed to facilitate optical disk playback in court.

     INTELLIGENCE. Security and intelligence agencies collect information in various media on a large scale for analysis and evaluation. However, only a small portion of that information is valuable, and intelligence agencies devote significant resources to processing the information to extract and evaluate the useful elements. The AUDIODISK system automates the process of retrieval, analysis and dissemination of relevant information within a networked computer environment. AUDIODISK provides users with a facility for archiving large volumes of recorded information and applying sophisticated database management and query techniques to automate retrieval and analysis operations. The Company currently offers its large AUDIODISK systems (up to 600 lines) for fixed site intelligence processing facilities, and the AUDIODISK ruggedized version for military and highly portable applications. AUDIODISK's open system architecture enables the Company to develop special purpose interfaces and other custom features to address the highly specialized needs of individual customers in this market.

     INBOUND AND OUTBOUND CALL CENTERS. Call centers are using recording technology for a variety of applications, including monitoring service quality, training and coaching, data entry verification and dispute resolution. Mentor and Verify, products of the ULTRA Series, are specifically designed to address call center applications.

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

     FINANCIAL SERVICES. Financial institutions worldwide, including banks, mutual fund management firms and brokerage houses, conduct substantial portions of their business over the telephone and through facsimile transmission. A growing number of these institutions record voice and fax communications related to financial and other transactions for archival and evidentiary purposes. Digital logging systems such as ULTRA enable these users to archive large volumes of recorded information and to accommodate the increasing use of fax and modem communications to effect transactions. The products marketed to financial services organizations provide, in addition to the optical disk medium, 8mm digital tape with a storage capacity of over

1,000 compressed voice hours per cassette. The low cost, high capacity digital tape medium represents an efficient archiving method for these organizations, many of which are required to keep records for long periods.

     ADDITIONAL MARKETS. Additional markets for AUDIODISK and ULTRA products include, among others, the military, courts and legislative bodies, correctional institutions, air traffic control organizations, hospitals and broadcast services, all of which share the need to record and process large amounts of voice, fax and computer modem communications and to maintain archived records of the recorded information.

TECHNOLOGIES

     The Company's research and development efforts focus primarily on the design of very large, high throughput, high availability systems and digital signal processing technologies for voice, image and data communications. The Company's products utilize advanced technologies in the areas of digital signal processing, facsimile protocols, telephony interfaces, mass storage, digital networking, multi-processor computer architecture and real-time software design. The Company's research and development organization consists of a TRILOGUE applications group, an AUDIODISK applications group, an ULTRA applications group, and a core technologies group that serves the three applications groups. Through Dale, Gesek, McWilliams & Sheridan, Inc. ("DGM&S"), a company acquired by Comverse in 1995, the Company also possesses considerable technology and expertise in the development of software products, solutions and applications within the IN and AIN environment.

     The Company has developed a flexible system architecture specifically designed to handle multiple channel, multimedia communication and processing applications. Multimedia processing computers require a much higher throughput than conventional data processing systems, especially when a large number of channels have to be processed simultaneously. The Company's products employ an open system, modular architecture, which uses distributed processors, rather than one large central processor, as well as multiple storage devices and digital networking. The product design is intended to be readily adaptable to the usage and capacity requirements of the individual end-user. The product architecture also allows the Company to add enhancements and new technologies to its systems without rendering existing products obsolete.

     A primary focus of the Company's research and development efforts has been digital signal processing technologies required for voice, image and data communications. Computer systems designed for signal processing applications, such as the processing of voice and image communications, handle information differently from conventional data processing systems and require greater processing and storage resources. For example, a digitized voice message, even when subjected to data compression techniques, may require as much as 150 times the storage capacity as the same message processed in textual form. The computer must be designed to function at a fast and efficient rate to produce a form of speech acceptable to the human ear. The Company has developed a number of speech compression algorithms, which provide the Company's products with optimal compression, taking into account the level of speech quality required for each application. The Company also has developed a special signal detector, which identifies signals as voice, fax or modem. Voice processing algorithms currently available with the Company's products include speech enhancement (noise reduction) and variable playback speed with pitch compensation. Fax and modem processing algorithms offered by the Company enable the communication with, and interception of a large number of standard and non-standard communications protocols.

     The Company has developed interfaces for its products to most telephony environments used around the world, including digital interfaces, such as T1, E1 and ISDN, and Signaling System #7 interfaces designed to encompass both basic network connectivity and the IN/AIN capabilities of Intelligent Peripherals and Service Nodes. The Company has implemented facsimile communication and intercept protocols for Group 3 facsimile. Certain of the Company's products incorporate LAN and WAN technologies used for the transfer of digitized voice, fax and modem information, as well as for the transfer of data among various network elements.

     The Company utilizes state-of-the-art mass storage technologies in many of its products, including erasable optical disks and an optical disk jukebox device. Proprietary algorithms developed by the Company are utilized for storage of multimedia information to facilitate real-time processing of large amounts of information and optimal use of media. A variable number of disks may be configured in a disk array to serve large numbers of users and to provide full or partial disk redundancy for critical applications. Special algorithms utilized by the Company to handle optical disks within a number of jukebox devices include automatic channel-to-disk allocation, automatic retrieval of multimedia information from any disk located in the jukeboxes and redundant archiving on two or more cartridges simultaneously.

RESEARCH AND DEVELOPMENT

     Because of the continuing technological changes that characterize the industries in which the Company competes, the Company's success will depend, to a considerable extent, upon its ability to continue to develop competitive products through its research and development efforts.

     The Company is engaged in ongoing research and development efforts intended to expand and enhance the technical capabilities, features and range of uses of its products, and to design and develop new generations of its product offerings. The Company currently employs more than 800 scientists, engineers and technicians with broad experience in the areas of digital signal processing, computer architecture, facsimile protocols, telephony, digital networking, multi-processing, mass storage, and real-time software design. A substantial portion of the Company's research and development operations benefit from financial incentives provided by government instrumentalities to promote research and development activities, including, in the case of the Company, its research and development activities situated in Israel. The cost of such efforts is affected to a considerable extent by the continued availability of funding under such programs. Gross expenditures on research and development for 1994, 1995 and 1996 were approximately $18,117,000, $27,161,000 and $36,613,000 respectively, of which approximately

$5,477,000, $7,735,000 and $9,172,000, respectively, were reimbursed under government funding programs. The percentage of the Company's total research and development expenditures reimbursed under these programs has declined over the three-year period, and is anticipated to continue to decline with the growth in the Company's overall operations and the increasing amount of research and development conducted by the Company at locations other than those in which reimbursement programs are available to it. The Company pays royalties on its sales of certain products developed in part with funding supplied under such programs. See "Business--Licenses and Royalties", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Trends and Uncertainties."

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

     The Company currently holds four United States patents, three of which apply to the integration of voice and image (facsimile) technologies utilized by the Company in certain of its products. The fourth patent applies to certain potential applications of the Company's products for the emergency notification and mobilization of many people. The Company files patent applications periodically; however, no assurance can be given that patents will be issued on the basis of such applications or that, if patents are issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide significant benefits to the Company.

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

LICENSES AND ROYALTIES

     The Company licenses certain technology, know-how and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements entered into in connection with research and development financing. The Company believes that its rights under such licenses and other agreements are sufficient for the manufacturing and marketing of its products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how. The Company currently pays royalties on substantially all sales of TRILOGUE systems and on certain sales of AUDIODISK, ULTRA and derivative products. The royalties vary in amount based upon the revenues attributable to the various components of such products. During 1994, 1995 and 1996, aggregate royalty payments amounted to approximately $2,186,000, $2,419,000 and $4,365,000, respectively. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Trends and Uncertainties."

INTERNATIONAL SALES

     The Company's sales outside of North America have increased from approximately $66,861,000 in 1994 to approximately $92,046,000 in 1995 and $136,236,000 in 1996. International sales and marketing efforts may be adversely affected by a number of factors, including the need for system customization and special integrations, government approvals and export licenses, instability in international trading relations, currency fluctuations and additional costs of marketing, service and support due to lack of proximity with the end-users. International sales of certain systems manufactured by the Company also are subject to a variety of legal restrictions governing the export of such products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Trends and Uncertainties."

     For additional financial information regarding foreign operations, see Notes 14 and 16 of Notes to Consolidated Financial Statements appearing elsewhere in this report.

BACKLOG

     At December 31, 1996, the Company had a backlog of approximately $70,339,000, compared with a backlog of approximately $50,200,000 at December 31, 1995, an increase of approximately $20,139,000. Approximately $58,894,000 of the backlog at December 31, 1996 was scheduled for delivery during 1997.

SERVICE AND SUPPORT

     The Company has a strong commitment to provide product service and support to its customers and emphasizes such commitment in its marketing. Because of the intensity of use of systems by telephone network operators and other customers of the Company's products, and their low tolerance for down-time, the Company is required to make a greater commitment to service and support of systems used by these customers, and such commitment increases operating costs.

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

COMPETITION

     The voice processing and ESP industry is highly competitive, and includes numerous products offering a broad range of features and capacities. The Company currently competes primarily for large system sales to telephone network operators around the world, where its main competitors are manufacturers of stand-alone voice mail systems, including, among others, Boston Technology, Inc., Brite Voice Systems, Inc., Centigram Communications Corporation, Glenayre Electronics, Inc., Octel Communications Corporation, Tecnomen Oy, Unisys Corporation, and manufacturers of central office telecommunications equipment, including Northern Telecom Limited and Telefonaktiebolaget LM Ericsson. Competitors of the Company that manufacture other telecommunications equipment may derive a competitive advantage in selling voice processing and ESPs to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers.

     Indirect competition is provided by voice and fax messaging products, including stand-alone systems and PBX systems that incorporate messaging capabilities, employed at end-user sites as an alternative to the use of services available through telephone network operators. This "customer premises equipment" includes a broad range of products, such as stand-alone voice mail systems, products offering "call processing" services that are supplied with voice mail features or integrated with other voice mail systems, as well as personal computer modems and add-on cards and software designed to furnish voice processing and ESP features.

     The Company believes that competition in the sale of voice processing ESPs is based on a number of factors, the most important of which are product features and functionality, marketing and distribution capability and price. Other important competitive factors include system performance and reliability, service and support and the capability to integrate systems with a variety of central office and cellular switches and other communications systems. The Company believes that the range of features provided by, and the ease of use of, the TRILOGUE system are competitive with other voice processing and ESPs currently being marketed, and that the TRILOGUE system is one of the leading systems designed specifically for telephone network operators.

     Neither the Company nor any of the Company's competitors is a dominant vendor of voice processing and ESPs in any market segment or product line. The Company anticipates that a number of its direct and indirect competitors will be introducing new or enhanced voice and image processing and ESPs during the next several years.

     The Company is aware of a relatively small number of manufacturers of products that compete with the AUDIODISK product line at the present time. Manufacturers of products and systems that have been offered in competition with AUDIODISK include Applied Signal Technology, Inc., the E-Systems division of Raytheon Corporation, GTE Government Systems Division and Harris Corporation. Competition also has been provided by manufacturers and integrators of custom designed computer and telecommunications systems in response to particular government procurements in specific markets where they have entrenched customer relationships. The Company believes that it derives a competitive advantage over many potential competitors of its AUDIODISK product line by reason of its ability to offer prospective customers a family of products that can provide a solution to most customer requirements without extensive special development effort. The government market in general is highly competitive and difficult to penetrate, and the Company may be at a competitive disadvantage with respect to certain customers and market segments as a result of its small size in relation to other potential vendors and the existence of entrenched customer relationships with other vendors. The market in which ULTRA is sold is also highly competitive. Primary competitors include Atis Assmann GmbH, Dictaphone Corporation, Kreutler GmbH, Nice Systems Ltd., Racal Recorders Ltd., Seltronics Corp. and TEAC America, Inc.

     Many of the Company's present and potential competitors are considerably larger than the Company, are more established, have a larger installed base of customers and have greater financial, technical, marketing and other resources.

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

ACQUISITIONS, CAPITAL MARKET ACTIVITIES AND OTHER SUBSIDIARY OPERATIONS

     The Company regularly examines opportunities for acquisitions and strategic investment transactions as a means to expanding its business.

     In August of 1995, the Company acquired DGM&S, a privately-held Mt. Laurel, New Jersey-based provider of telecommunications software products and solutions, especially those oriented to IN and AIN architecture design and network elements, Signaling System #7, and ISDN. The transaction was accounted for as a pooling of interests, with 1,078,944 shares of Comverse common stock issued to the prior shareholders of DGM&S.

     DGM&S's telecommunications network operator customers include, among others, BellSouth, GTE, MCI and Sprint. Comverse believes that DGM&S's IN/AIN expertise is an important element in the continuing evolution of the TRILOGUE product line to support an expanding range of IN/AIN-based services, enhancing the value and range of applicability of the TRILOGUE product line, and furthering the Company's ongoing efforts to differentiate TRILOGUE from competitive offerings.

     Comverse has organized a wholly-owned subsidiary, CTI Capital Corp., in support of its exploration of strategic acquisition and investment opportunities. The Company seeks to identify and implement suitable strategic investments, and engages in portfolio investment and capital market activities. Recently, CTI Capital Corp., in partnership with a subsidiary of Soros Fund Management LLC., organized a joint venture with initial committed capital of $30 million to invest primarily in early-stage technology ventures.

OPERATIONS IN ISRAEL

     A substantial portion of the Company's research and development and manufacturing operations are conducted at its wholly-owned subsidiary, Efrat Future Technology Ltd. ("Efrat"), which is located in Israel and, accordingly, may be affected by economic, political and military conditions in that country. The Company's business is also somewhat dependent on trading relationships between Israel and other countries. The Company's products incorporate components imported into Israel from the United States and other countries and most of the Company's products are sold outside of Israel. Accordingly, the Company's operations could be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners were interrupted or curtailed. The Company benefits from various policies of the Government of Israel, including reduced taxation and special subsidy programs, designed to stimulate economic activity, particularly high technology industry, in that country. As a condition of its receipt of funds for various research and development projects conducted under programs sponsored by the Government of Israel, the Company has agreed that products resulting from these projects may not be manufactured, nor may the technology developed in the projects be transferred, outside of Israel without government consent.

     Since the establishment of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries, and Israel and countries doing business with Israel have been the subject of an economic boycott by the Arab countries. In 1967, Israel commenced administering the territories of the West Bank and the Gaza Strip and, since December 1987, increased civil unrest has existed in these territories and resulted in acts of violence in other parts of Israel. Although Israel has entered into various agreements with Arab countries and the Palestine Liberation Organization, and various declarations have been signed in connection with efforts to resolve some of the regional problems, no prediction can be made as to whether a full resolution of these problems can be achieved or as to the nature of any such resolution. To date, these problems have not had a material adverse impact on the financial condition or operations of the Company, although there can be no assurance that continuation of these problems will not have such an impact in the future.

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

     Israel and the European Union are parties to a Free Trade Agreement pursuant to which, subject to rules of origin, Israel's industrial exports to the European Union are exempt from customs duties and other non-tariff barriers and import restrictions. Israel also has an agreement with the United States to establish a Free Trade Area ("FTA") which is intended ultimately to eliminate all tariff and certain non-tariff barriers on most trade between the two countries. Under the FTA agreement, most products received immediate duty-free status in 1985, and all tariffs have since been eliminated. In 1993, Israel entered into an agreement with the European Free Trade Association ("EFTA"), which includes Austria, Norway, Finland, Switzerland, Iceland and Liechtenstein, that established a free-trade zone between Israel and EFTA nations exempting manufactured goods and some agricultural goods and processed foods from customs duties, while reducing duties on other goods. The end of the Cold War has also enabled Israel to establish commercial and trade relations with a number of nations, including Russia, China and the nations of Eastern Europe, with whom Israel had not previously had such relations.

     Israel's economy has from time to time been subject to various destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. For these and other reasons, the Israeli Government has intervened in all sectors of the economy, employing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and controls of wages, prices and exchange rates. The Israeli Government has frequently changed its policies in all these areas. For the calendar years 1992 through 1996, the annual rates of inflation were approximately 9%, 11%, 14%, 8% and 11%, respectively. This inflation, and the associated increases in salaries that are linked by Israeli law to increases in the consumer price index, have increased the cost of the Company's operations in Israel, and salary costs have further increased as a result of the growing competition for qualified scientific, engineering and technical personnel in Israel. The increase in costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, which during the period 1992 through 1996 occurred at the annual rates of approximately 21%, 8%, 1%, 4% and 9%, and accordingly has had a negative impact on the Company's overall results of operations.

     The results of operations of the Company have been favorably affected by Efrat's participation in Israeli Government programs related to research and development, as well as its utilization of certain tax incentives available under applicable Israeli laws and regulations, some of which have been reduced, discontinued or otherwise modified in recent years. In addition, the Company's ability to obtain benefits under various discretionary funding programs has declined and may continue to decline as its internal financial and operational resources increase relative to other applicants. The results of operations of the Company could be adversely affected if these programs were further reduced or eliminated and not replaced with equivalent programs or if Efrat's ability to participate in these programs were to be reduced significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Trends and Uncertainties."

EMPLOYEES

     At December 31, 1996, the Company employed 1,243 individuals, approximately 69% of whom are scientists, engineers and technicians engaged in research and development, marketing and support activities.

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

     The continuing success of the Company will depend, to a considerable extent, on the contributions of its senior management and key employees, many of whom would be difficult to replace, and on the Company's ability to attract and retain qualified employees in all areas of its business. Competition for such personnel is intense, particularly in the computer and telecommunications industries. In order to attract and retain talented personnel, and to provide incentives for their performance, the Company has emphasized the award of stock options as an important element of its compensation program, including, in the case of certain key management level personnel, options to purchase shares in certain of the Company's subsidiaries, and cash bonuses based on several parameters, including the profitability of their respective business units.


ITEM 2.  PROPERTIES.

     As of December 31, 1996, the Company leased an aggregate of approximately 321,000 square feet of space for its operations worldwide, including approximately 40,000 square feet in Woodbury, New York, approximately 206,000 square feet in Tel Aviv, Israel, approximately 31,000 square feet in Mt. Laurel, New Jersey, approximately 23,000 square feet in Irvine, California, and an aggregate of approximately 21,000 square feet at various other locations in the United States, Israel, Western Europe, the Far East and Australia. The aggregate base monthly rent for the facilities under lease at December 31, 1996 was approximately $327,000, and all of such leases are subject to various pass-throughs and escalation adjustments. In January 1997, the Company commenced occupancy of approximately 234,000 square feet of newly-leased space in Tel Aviv, Israel to increase the capacity of its Israeli operations. The new lease will have a term of seven and one-half years, with an option to extend for an additional two and one-half years, and the right to cancel after five years with the payment of $250,000, which sum decreases over the next five years. The annual base rent for the new premises starts at approximately $2,500,000.

     The Company believes that its facilities are adequate for its current operations and that additional facilities are available on competitive market terms to provide for such future expansion of the Company's operations as may be warranted.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon its business or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's 1996 Annual Meeting of Shareholders, held on December 5, 1996, the shareholders of the Company reelected the incumbent Board of Directors and acted to (i) approve the adoption of the Company's 1996 Stock Option Plan and to reserve an aggregate of 1,000,000 shares of common stock for future issuance thereunder, and (ii) ratify the appointment of Deloitte & Touche LLP as the auditors for the Company's 1996 fiscal year. The proposals were approved by the following vote:


                                    NUMBER OF SHARES VOTED                   BROKER
PROPOSAL                               IN FAVOR    AGAINST    ABSTENTIONS  NON-VOTES

          1996 Stock Option Plan    15,123,379   5,175,824       65,711    173,667

          Ratification of Auditors  20,494,910      13,595       30,076       --

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
     AND RELATED STOCKHOLDER MATTERS.

     Comverse's common stock trades on the NASDAQ National Market System under the symbol CMVT. The Company's initial public offering was completed in December 1986. The following table sets forth the range of closing prices of the common stock as reported on NASDAQ from January 1, 1994 through March 19, 1997.


YEAR        CALENDAR QUARTER    LOW         HIGH

1994        First Quarter      $ 8         $15-5/8
            Second Quarter     $ 8-1/4     $10-1/2
            Third Quarter      $ 8-3/4     $11-1/8
            Fourth Quarter     $ 9-7/8     $14-1/4

1995        First Quarter      $11         $14-5/8
            Second Quarter     $13-1/4     $18-1/4
            Third Quarter      $17-9/64    $23-3/8
            Fourth Quarter     $19-15/16   $25-11/16

1996        First Quarter      $16-5/8     $25-1/8
            Second Quarter     $23-3/8     $30-1/2
            Third Quarter      $23-3/4     $41-3/8
            Fourth Quarter     $32-9/16    $38-1/8

1997        First Quarter
            (through March     $36-7/8     $46-3/8
             19, 1997)


     There were 1,679 holders of record of common stock at March 19, 1997. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners; the Company believes that the number of beneficial owners of the shares of common stock outstanding at such date was approximately 25,000.

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

ITEM 6.   SELECTED FINANCIAL DATA.

     The following tables present selected consolidated financial data for the Company for each of the years in the five years ended December 31, 1996. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. All financial information presented herein for periods prior to the 1995 acquisition of DGM&S has been retroactively adjusted to account for that transaction as a pooling of interests.

                                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------
                                                     1992(1)        1993(1)      1994(1)    1995      1996
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenues:
     Sales                                          $   50,956    $   81,388  $  108,150  $137,149  $197,181
     Interest and other income                             948         3,203       6,162     8,747    10,130
                                                    ----------    ----------  ----------  --------  --------
            Total revenues                              51,904        84,591     114,312   145,896   207,311

Costs and Expenses:
     Research and development                            7,265        12,187      18,117    27,161    36,613
     Less reimbursements                                 3,030         4,026       5,477     7,735     9,172
                                                    ----------    ----------  ----------  --------  --------
     Net research and development                        4,235         8,161      12,640    19,426    27,441

     Cost of sales                                      23,950        35,125      47,715    59,297    84,319
     Selling, general and administrative                15,497        23,468      33,681    41,388    53,347
     Interest expense and other                            474         1,057       3,947     4,406     7,063
     Royalties and license fees                            774         1,911       2,186     2,419     4,365
            Total costs and expenses                    45,045        70,105     100,431   126,789   176,500

Income before income tax provision and
     extraordinary item                                  6,859        14,486      13,881    19,107    31,346
Income tax provision                                     1,787         1,021       1,783     2,057     3,358
Extraordinary item - utilization of net
     operating loss carryforward                           788           -          -          -         -
                                                    ----------    ----------  ----------   --------  --------
            Net income                              $    5,860    $   13,465  $   12,098  $ 17,050  $ 27,988
                                                    ==========    ==========  ==========  ========  =========
Primary earnings per common and
       common equivalent share                      $     0.36    $     0.65  $     0.55  $   0.75  $   1.16
                                                    ==========    ==========  ==========  ========  =========

Primary weighted average number of common
  and common equivalent shares outstanding             16,449        20,756      21,868    22,602     26,447

                                                                           DECEMBER 31,
                                                    --------------------------------------------------------
                                                      1992(2)       1993(2)       1994      1995      1996
                                                                        (IN THOUSANDS)
Balance Sheet Data:
   Working capital                                  $   24,354    $  138,149  $  141,344 $ 155,064 $ 292,249
   Total assets                                         55,245       174,468     192,502   221,454   390,901
   Long-term debt, including current portion             3,905        63,232      62,810    61,086   115,605
   Stockholders' equity                                 32,576        91,608     101,613   121,766   212,058

(1) Includes results for DGM&S for its fiscal year ended September 30.
(2) Includes amounts for DGM&S as of its fiscal year ended September 30.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

          The Company has benefited from the growth in its business and capital base over the past three years to make significant new investment in its operations and infrastructure intended to enhance its opportunities for future growth and profitability.

          The Company's results of operations reflect the significant increase in its investment in operations over the past three years. The Company has increased gross expenditures for research and development from $18,117,000 in 1994 to $36,613,000 in 1996, adding new features and capabilities to its existing product lines, introducing new products and supporting the planned introduction of its next generation of products. At the same time, the Company has significantly expanded its sales and marketing activities. Regional offices for sales, marketing and support services have been opened in Australia, Canada, Finland, Germany, Hong Kong, Singapore, Thailand and the United Kingdom, and the Company has increased its direct sales activities throughout Europe, North America and the Far East. Total revenues increased throughout the period, from $114,312,000 in 1994 to $207,311,000 in 1996, and the Company's backlog at
December 31, 1996 stood at a record $70,339,000.

          The Company intends to continue during 1997 to make significant investments in the growth of its business, and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets, technology changes and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for each of its main product lines, and that continued strong investment in its technical, product development, marketing and sales capabilities will enhance its opportunities for long-term growth and profitability.

RESULTS OF OPERATIONS

COMPARISON OF 1995 AND 1996 OPERATIONS

          Total Revenues. Total revenues increased from 1995 to 1996 by approximately $61,415,000 (42%), reflecting an increase in TRILOGUE (and related products and services) sales of $51,541,000 (57%), an increase in AUDIODISK/ULTRA (and related products and services) sales of $8,491,000 (18%) and an increase in interest and other income of $1,383,000 (16%). The increase in interest and other income resulted primarily from increased interest and dividend income, the investment of funds generated through the issuance of convertible subordinated debentures in October 1996, and realized gains on sales of short-term investments.

          Cost of Sales. Cost of sales increased by approximately $25,022,000 (42%) from 1995 to 1996 primarily as a result of the increase in sales. Gross margins increased from approximately 56.8% in 1995 to approximately 57.2% in 1996.

          Research and Development Expenses. Gross research and development expenses during 1996 increased by approximately $9,452,000 (35%) over 1995 due to overall growth of research and development operations, the initiation of significant new research and development projects and increases in salaries and other costs associated with research and development operations in Israel. Net research and development expenses, after reimbursement of approved expenditures under government funding programs, increased by approximately $8,015,000 (41%). The higher rate of growth of net research and development expense in comparison with gross research and development expense is primarily a result of an increase in the portion of research and development activities not benefiting from reimbursement arrangements and a lower rate of reimbursement associated with certain projects conducted under government funding programs.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from 1995 to 1996 by approximately $11,959,000 (29%) and as a percentage of total revenues decreased from approximately 28% in 1995 to approximately 26% in 1996. The increased amount was a result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

          Royalties and License Fees. Royalties and license fees increased from 1995 to 1996 by approximately $1,946,000 (80%) due primarily to growth in sales of royalty-bearing products. Royalties and license fees as a percentage of total sales increased from approximately 1.8% in 1995 to approximately 2.2% in 1996, reflecting an increase in the royalty rate payable to a funding agency that became effective in 1996.

          Income Tax Provision. Provision for income taxes increased from 1995 to 1996 by approximately $1,301,000 (63%), while the Company's overall effective tax rate decreased from approximately 10.8% during 1995 to approximately 10.7% in 1996. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its Israeli subsidiaries, which is entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

          Net Income. Net income after taxes increased from approximately $17,050,000 in 1995 to approximately $27,988,000 in 1996, an increase of approximately $10,938,000 (64%), while net income after taxes as a percentage of total revenues increased from approximately 11.7% in 1995 to approximately 13.5% in 1996. The increases resulted primarily from the factors described above.

COMPARISON OF 1994 AND 1995 OPERATIONS

          Total Revenues. Total revenues increased from 1994 to 1995 by approximately $31,584,000 (28%), reflecting an increase in TRILOGUE (and related products and services) sales of $17,817,000 (25%), an increase in AUDIODISK (and related products and services) sales of $11,182,000 (31%) and an increase in interest and other income of $2,585,000 (42%). The increase in interest and other income resulted primarily from increased interest and dividend income and realized gains on sales of short-term investments.

          Cost of Sales. Cost of sales increased by approximately $11,582,000 (24%) from 1994 to 1995 primarily as a result of the increase in sales. Gross margins increased from approximately 55.9% in 1994 to approximately 56.8% in 1995.

          Research and Development Expenses. Gross research and development expenses during 1995 increased by approximately $9,044,000 (50%) over 1994 due to overall growth of research and development operations, the initiation of significant new research and development projects and increases in salaries and other costs associated with research and development operations in Israel. Net research and development expenses, after reimbursement of approved expenditures under government funding programs, increased by approximately $6,786,000 (54%). The higher rate of growth of net research and development expense in comparison with gross research and development expense is primarily a result of an increase in the portion of research and development activities not benefiting from reimbursement arrangements and a lower rate of reimbursement associated with certain projects conducted under government funding programs.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from 1994 to 1995 by approximately $7,707,000 (23%) and as a percentage of total revenues decreased from approximately 29% in 1994 to approximately 28% in 1995. The increased amount was a result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

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

          Income Tax Provision. Provision for income taxes increased from 1994 to 1995 by approximately $274,000 (15%), while the Company's overall effective tax rate decreased from approximately 12.8% during 1994 to approximately 10.8% in 1995. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its Israeli subsidiaries, which is entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

          Net Income. Net income after taxes increased from approximately $12,098,000 in 1994 to approximately $17,050,000 in 1995, an increase of approximately $4,952,000 (41%), while net income after taxes as a percentage of total revenues increased from approximately 10.6% in 1994 to approximately 11.7% in 1995. The increases resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1996, the Company had cash and cash equivalents of approximately $196,724,000, bank time deposits of approximately $10,000,000, short-term investments of approximately $39,464,000 and working capital of approximately $292,249,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for at least through December 31, 1997.

          The Company's liquidity and capital resources have not been, and are not anticipated to be, materially affected by restrictions pertaining to the ability of its foreign subsidiaries to pay dividends or by withholding taxes associated with any such dividend payments.

CERTAIN TRENDS AND UNCERTAINTIES

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

          The Company maintains a portion of its assets in a variety of financial instruments, including government and corporate debt obligations, commercial paper, bank time deposits, money-market accounts, common and preferred stocks and mutual funds, both for purposes of cash management and, to some extent, as strategic and portfolio investments. Such activities subject the Company to the risks inherent in the capital markets generally, and to the performance of other businesses over which its has no direct control. The Company has made several investments in early-stage technology ventures and expects to make additional similar investments, primarily in Israel and in the United States. Such investments entail substantial risks due to factors such as the limited operating histories of such ventures and the typical illiquidity of their securities. While the Company does not regard its portfolio and strategic investment activities as a primary element of its overall business plan, it expects to continue to allocate some of its liquid assets, comprising a portion of funds not required for working capital or acquisition plans, for these purposes. Given the magnitude of the Company's liquid assets relative to its overall size, the results of its operations in the future may, to a greater degree than in the past, be affected by the results of the Company's capital management and investment activities and the risks associated with those activities.

    The Company encounters strong competition in all of its markets, and such competition may be expected to continue to intensify in the foreseeable future. Such competition affects both the prices that the Company is able to obtain for its products and the associated payment terms. Rapid growth and increased competition throughout the telecommunications industry, and particularly the increase in the number of new telecommunications services operators that have been organized in recent periods to take advantage of emerging opportunities, such as personal communication services licensees, have increased the competitive pressure on equipment vendors, such as the Company, to provide financing for customers and to extend the payment terms that it offers to customers. This trend is likely to continue for the foreseeable future, and may draw increasingly on the Company's financial resources and liquidity and increase its exposure to uncollectable accounts.

    The industries in which the Company is principally involved are highly competitive and characterized by frequent technological and market changes. The voice processing and enhanced services platform industry has experienced a continuing evolution of product offerings and alternatives for delivery of services. These trends have affected and may be expected to have a significant continuing influence on conditions in the industry, although the impact on the industry generally and on the Company's position in the industry cannot be predicted with assurance. Significant changes in the industry make planning decisions more difficult and increase the risk inherent in the planning process. The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

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

          The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a number of world markets. The cost to the Company of attracting and retaining qualified scientific, engineering and technical personnel is increasing and may be expected to continue to increase as the demand for such personnel is growing rapidly worldwide. In particular, the Company's costs of operations have been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in personnel costs reflecting the rapid expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, and accordingly has had a negative impact on the Company's overall results of operations.

          A significant portion of the Company's research and development and manufacturing operations are located in Israel and may be affected by regulatory, political, military and economic conditions in that country. The Company's historical operating results reflect substantial benefits from programs sponsored by the Israeli government for the support of research and development, as well as favorable tax rates available to "Approved Enterprises" in Israel. The Israeli government has indicated its intention to reexamine certain of its policies in these areas. It recently acted to increase, from between 2% and 3% of associated product sales to between 3% and 5% of associated product revenues (including service and other related revenues), the annual rate of royalties to be applied to repayment of amounts received as reimbursement of qualified research and development expenditures under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, in which the Company has regularly participated and under which it continues to receive significant reimbursement. The Company's repayment of amounts received under the program will be accelerated through these higher royalty rates until repayment is completed. The Israeli authorities have also indicated that this funding program may be reduced in the future, and the Company anticipates that the percentage of its total research and development expenditures reimbursed under this program, which has declined significantly in recent years, will continue to decline in the future. See "Business - Research and Development." The Israeli government has also recently shortened the period of the tax moratorium applicable to "Approved Enterprises" from four years to two years. Although this change does not affect the tax status of any of the Company's current projects, it will apply to any future "Approved Enterprises" of the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in or take advantage of those programs, the cost to the Company of its operations in Israel would materially increase and there would be an adverse effect on the results of the Company's operations as a whole.

          The Company currently derives a majority of its sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Volatility in international currency exchange rates may have a significant impact on the Company's operating results, either as a result of adverse changes in exchange rates or by the cost of hedging the risk of such changes. The Company is not always able to hedge the exchange rate risks associated with its contracts denominated in foreign currencies, and in certain instances elects not to hedge such risks as a result of cost and other factors.

          The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. During recent periods, share prices of companies in technology and government contracting businesses, and particularly smaller and medium-sized publicly traded companies such as the Company, have exhibited a high degree of volatility. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period, which may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects.
The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the computer and telecommunications industries generally, and in the voice processing industry in particular, which may not have any direct relationship with the Company's business or prospects.

FORWARD-LOOKING STATEMENTS

        From time to time, the Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto.

        The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its annual report to shareholders, in its proxy statements, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

        By their very nature, forward looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors, including without limitation those discussed under "Certain Trends and Uncertainties" and elsewhere in this report. Investors and others should carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

        Forward-looking statements made by the Company are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.


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

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.

                                                                        Page(s)
                                                                        -------
          (a)  Documents filed as part of this report.
               ---------------------------------------

              (1)   Financial Statements.
                    ---------------------

                    Index to Consolidated Financial Statements           F-1

                    Independent Auditors' Report                         F-2

                    Consolidated Balance Sheets -
                        December 31, 1995 and 1996                       F-3

                    Consolidated Statements of Income -
                        Years ended December 31,
                        1994, 1995 and 1996                              F-5

                    Consolidated Statements of Stockholders' Equity -
                        Years ended December 31,
                        1994, 1995 and 1996                              F-6

                    Consolidated Statements of Cash Flows -
                        Years ended December 31,
                        1994, 1995 and 1996                              F-7

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

  Exhibit
  Number        Description
  ------        -----------

    4(D) Indenture dated as of November 30, 1993 from Comverse Technology, Inc. to The Chase Manhattan Bank, N.A., Trustee.*

    4(E)                Specimen 5-1/4% Convertible Subordinated Debenture due
                        2003.*

    4 Indenture dated as of October 4, 1996 from Comverse Technology, Inc. to The Chase Manhattan Bank, N.A., Trustee.**

    4(F)                Specimen 5-3/4% Convertible Subordinated Debenture due
                        2006.***

  5             Not applicable.

  6             Not applicable.

  7             Not applicable.

  8             Not applicable.

  9             Not applicable.

 10             Material contracts:

    10(7) Proxy Agreement dated as of September 5, 1991 by and among Comverse Government Systems Corporation, James R. Allen, Robert W. Bazley, Robert T. Marsh and Comverse Technology, Inc.****

    10(8) Visitation Approval Procedure Agreement dated as of September 5, 1991 by and among Comverse Government Systems Corporation, James R. Allen, Robert W. Bazley, Robert T. Marsh and Comverse Technology, Inc.****

  ______________

  * Incorporated by reference to Exhibits filed with Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1993. Exhibit number shown is the Exhibit number of the document as filed with such Annual Report.

  **   Incorporated by reference to Exhibits filed with Current Report on Form
  8-K under the Securities Exchange Act of 1934 filed October 10, 1996. Exhibit number shown is the Exhibit number of the document as filed with such Current Report.

  ***  Included in Exhibit 4.

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

  Exhibit
  Number   Description
  -------  -----------

    10(16) Form of Stock Option Agreement pertaining to shares of certain subsidiaries of Comverse Technology, Inc.*

    10(17) Form of Asset Purchase Agreement dated as of March 1, 1994 by and among Comverse Technology, Inc., Magnasync/Moviola Corporation, Interactive Information Systems Corporation and Magnasync Comverse Corporation.*

    10(18) Employment Agreement effective as of July 1, 1994 by and between Comverse Technology, Inc. and Kobi Alexander.**

    10(19)     1994 Stock Option Plan.**

    10(20)     1995 Stock Option Plan.***

    10(21)     1996 Stock Option Plan

    10(Aa) Agreement among Efrat Future Technology, Ltd., Tadiran Israel Electronics Industries Ltd., Boaz Misholi, Kobi Alexander and Yechiam Yemini.****

    10(K)      1984 Incentive Stock Option Plan.****

    10(L)      Form of Incentive Stock Option Agreement.****

    10(GGg) Deed of Guarantee from Comverse Technology, Inc. to Bank Hapoalim B.M. dated July 30, 1986.****

    10(GGgg) Continuing Guarantee from Comverse Technology, Inc. to Bank Leumi le-Israel B.M.****
  ________________

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

  ***          Incorporated by reference to Exhibits filed with Annual Report on
  Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1995. Exhibit number shown is the Exhibit number of the document as filed with such Annual Report.

  ****         Incorporated by reference to Exhibits filed with Registration
  Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-9147. Exhibit number shown is the Exhibit number of the document as filed with such Registration Statement.

  Exhibit
  Number    Description
  -------   -----------

    10(XX) Patent License Agreement by and between Efrat Future Technology Ltd. and VMX, Inc.*

    10(CCC) Form of Indemnity Agreement between Comverse Technology, Inc. and its Officers and Directors.**

    10(ddd)    1987 Stock Option Plan, as amended.**

    10(EEE) Form of Stock Option Agreement for options other than Incentive Stock Options.**

  11.      Statement of Computation of Earnings Per Share.

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

  27.          Financial Data Schedule.

  28.          Not applicable.

  99.          Not applicable.


(b)  Reports on Form 8-K.
     -------------------

     The registrant filed a Current Report on Form 8-K on October 10, 1996 reporting under Item 5 thereof the issuance of its 5-3/4% Convertible Subordinated Debentures due 2006.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                                     PAGE

Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996          F-3

Consolidated Statements of Income for the Years Ended December 31,
 1994, 1995 and 1996                                                  F-5

Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 1994, 1995 and 1996                               F-6

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1994, 1995 and 1996                                     F-7

Notes to Consolidated Financial Statements                            F-9

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Comverse Technology, Inc. Woodbury, New York

We have audited the accompanying consolidated balance sheets of Comverse Technology, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

New York, New York
February 5, 1997

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1996
(IN THOUSANDS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------------------

ASSETS                                                                     1995       1996
------                                                                     ----       ----
CURRENT ASSETS:
 Cash and cash equivalents                                               $ 99,862   $196,724
 Bank time deposits                                                             -     10,000
 Short-term investments (Note 4)                                           23,070     39,464
 Accounts receivable, net of allowance for doubtful accounts of
  $2,621 and $3,984                                                        43,009     63,540
 Inventories (Note 5)                                                      15,773     31,494
 Prepaid expenses and other current assets                                  7,815      9,034
 Deferred income tax benefits (Note 15)                                       721        721
                                                                         --------   --------

TOTAL CURRENT ASSETS                                                      190,250    350,977
                                                                         --------   --------

LONG-TERM RECEIVABLES - Net of allowance for
 doubtful accounts of $272 and $258                                         2,105      1,033
                                                                         --------   --------

PROPERTY AND EQUIPMENT:
 Fixtures and equipment                                                    20,251     28,943
 Transportation vehicles                                                    2,211      3,237
 Leasehold improvements                                                       256        283
                                                                         --------   --------
                                                                           22,718     32,463
 Less accumulated depreciation and amortization                           (10,887)   (14,422)
                                                                         --------   --------
                                                                           11,831     18,041
                                                                         --------   --------

INVESTMENTS                                                                 3,880      5,788

GOODWILL - Net of accumulated amortization of $758 and $481                 1,106        308

SOFTWARE DEVELOPMENT COSTS - Net of accumulated amortization of
 $6,024 and $9,103                                                          8,756     10,143

OTHER INTANGIBLE ASSETS - Net of accumulated amortization of
 $685 and $952                                                              1,597      1,330

DEFERRED COSTS AND OTHER ASSETS - Net of
 accumulated amortization of    $398 and $78                                1,929      3,281
                                                                         --------   --------

                                                                           17,268     20,850
                                                                         --------   --------

TOTAL ASSETS                                                             $221,454   $390,901
                                                                         ========   ========

See notes to consolidated financial statements.


--------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                  1995      1996
------------------------------------                                 -------  --------
CURRENT LIABILITIES:
 Accounts payable and accrued expenses (Note 7)                      $27,230  $ 40,531
 Bank loans (Note 8)                                                     610    11,195
 Advance payments from customers                                       4,988     6,400
 Due to related parties (Note 11)                                        364       502
 Other current liabilities                                             1,994       100
                                                                     -------  --------

TOTAL CURRENT LIABILITIES                                             35,186    58,728


CONVERTIBLE SUBORDINATED DEBENTURES (Note 9)                          60,000   115,000

LIABILITY FOR SEVERANCE PAY (Note 10)                                  2,299     2,708

OTHER LIABILITIES (Note 15)                                            1,939     2,407

MINORITY INTEREST                                                        264         -
                                                                     -------  --------

TOTAL LIABILITIES                                                     99,688   178,843
                                                                     -------  --------


COMMITMENTS AND CONTINGENCIES (Note 17)


STOCKHOLDERS' EQUITY (Notes 9, 12, 13 and 17):
 Preferred stock, $0.01 par value--authorized, 2,500,000 shares;
  issued, none                                                             -         -
 Common stock, $0.10 par value -- authorized, 100,000,000 shares;
  issued and outstanding, 21,362,598 and 24,741,228 shares             2,136     2,474
 Additional paid-in capital                                           75,752   136,737
 Cumulative translation adjustment                                      (136)      (56)
 Unrealized gain on available-for-sale securities, net of tax            646     1,547
 Retained earnings                                                    43,368    71,356
                                                                     -------   -------

 TOTAL STOCKHOLDERS' EQUITY                                          121,766   212,058
                                                                     -------   -------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $221,454  $390,901
                                                                    ========  ========


See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
(IN THOUSANDS, EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------
                                                    1994       1995       1996
                                                  ---------  ---------  ---------
REVENUES:
 Sales                                            $108,150   $137,149   $197,181
 Interest and other income                           6,162      8,747     10,130
                                                  --------   --------   --------

TOTAL REVENUES                                     114,312    145,896    207,311
                                                  --------   --------   --------

COSTS AND EXPENSES:
 Research and development (Note 3)                  18,117     27,161     36,613
 Less reimbursements (Note 3)                        5,477      7,735      9,172
                                                  --------   --------   --------

 Net research and development                       12,640     19,426     27,441

 Cost of sales                                      47,715     59,297     84,319
 Selling, general and administrative (Note 17)      33,681     41,388     53,347
 Interest expense and other                          3,947      4,406      7,063
 Royalties and license fees (Notes 3 and 17)         2,186      2,419      4,365
 Minority interest in loss of consolidated
  subsidiaries                                         (52)      (207)      (260)
 Equity in loss of affiliates                          314         60        225
                                                  --------   --------   --------

TOTAL COSTS AND EXPENSES                           100,431    126,789    176,500
                                                  --------   --------   --------

INCOME BEFORE GAIN ON ISSUANCE OF
  SUBSIDIARY SHARES AND INCOME TAX PROVISION        13,881     19,107     30,811

GAIN ON ISSUANCE OF SUBSIDIARY SHARES                    -          -        535
                                                  --------   --------   --------

INCOME BEFORE INCOME TAX                            13,881     19,107     31,346

INCOME TAX PROVISION (Note 15)                       1,783      2,057      3,358
                                                  --------   --------   --------

NET INCOME                                        $ 12,098   $ 17,050   $ 27,988
                                                  ========   ========   ========

EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE:
  Primary                                            $0.55      $0.75      $1.16
                                                  ========   ========   ========
  Fully diluted                                      $0.55      $0.75      $1.15
                                                  ========   ========   ========


See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31,  1994, 1995 AND 1996
(IN THOUSANDS, EXCEPT SHARE  DATA)


-----------------------------------------------------------------------------------------------------------------------------
                                   COMMON STOCK
                                -------------------   ADDITIONAL   CUMULATIVE     UNREALIZED
                                NUMBER OF     PAR      PAID-IN    TRANSLATION       GAINS     RETAINED
                                  SHARES     VALUE     CAPITAL     ADJUSTMENT      (LOSSES)   EARNINGS      TOTAL
                               -----------  -------   ----------  -----------     ----------  --------    --------
 BALANCE, JANUARY 1, 1994       20,893,405  $ 2,089    $ 72,949   $       (95)     $     -    $ 16,665     $91,608
 Adjustment to beginning
  balance for unrealized
 gain on available-for-sale
  securities, net of tax                 -        -           -             -          353           -         353
 Unrealized loss on
  available-for-sale
  securities,
 net of tax (Note 4)                     -        -           -             -         (338)          -        (338)
Common stock issued in
 connection with
 exercise of stock options
  and warrants (Note 13)            88,051        9         351             -            -           -         360
Translation adjustment                   -        -           -           (23)           -           -         (23)
Adjustment to conform fiscal
 year of
 pooled company (Note 6)                 -        -           -             -            -      (2,445)     (2,445)
Net income, year ended
 December 31, 1994                       -        -           -             -            -      12,098      12,098
                                ----------  -------    --------   -----------       ------     -------    --------
BALANCE, DECEMBER 31, 1994      20,981,456    2,098      73,300          (118)          15      26,318     101,613
 Unrealized gain  on
  available-for-sale
  securities,
 net of tax (Note 4)                     -        -           -             -          631           -         631
Common stock issued in
 connection with
 exercise of stock options
  (Note 13)                        370,446       37       2,040             -            -           -       2,077
Common stock issued in
 connection with acquisition
 of additional interest in
  majority-owned subsidiary         10,696        1         154             -            -           -         155
Tax benefit of disqualifying
 dispositions of
 incentive stock options
  (Note 15)                              -        -         258             -            -           -         258
Translation adjustment                   -        -           -           (18)           -           -         (18)
Net income, year ended
 December 31, 1995                       -        -           -             -            -      17,050      17,050
                                ----------  -------    --------   -----------       ------     -------    --------
BALANCE, DECEMBER 31, 1995      21,362,598    2,136      75,752          (136)         646      43,368     121,766
 Unrealized gain  on
  available-for-sale
  securities,
 net of tax (Note 4)                     -        -           -             -          901           -         901
Common stock issued in
 connection with
 exercise of stock options
  (Note 13)                        276,362       27       1,490             -            -           -       1,517
Conversion of convertible
 subordinated
   debentures (Note 9)           3,096,768      310      58,335             -            -           -      58,645
Common stock issued in
 connection with acquisition
 of additional interest in
  majority-owned subsidiary          5,500        1         148             -            -           -         149
Tax benefit of disqualifying
 dispositions of
 incentive stock options
  (Note 15)                              -        -       1,012             -            -           -       1,012
Translation adjustment                   -        -           -            80            -           -          80
Net income, year ended
 December 31, 1996                       -        -           -             -            -      27,988      27,988
                                ----------  -------    --------   -----------       ------     -------    --------

BALANCE, DECEMBER 31, 1996      24,741,228  $ 2,474    $136,737   $       (56)      $1,547     $71,356    $212,058
                                ==========  =======    ========   ===========       ======     =======    ========

See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND  SUBSIDIARIES


CONSOLIDATED STATEMENTS OF  CASH FLOWS
YEARS ENDED DECEMBER 31,1994, 1995 AND 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                           1994          1995       1996
                                                           ----          ----       ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                            $ 12,098      $ 17,050   $ 27,988
 Adjustments to reconcile net
  income to net cash provided
   by operating activities:
  Depreciation and
   amortization                                           4,846         5,874      7,132
  Equity in loss of affiliate                               314            60        225
  Minority interest in loss of
   consolidated subsidiary                                  (52)         (207)      (260)
  Changes in assets and
   liabilities:
   Accounts receivable                                   (8,360)      (18,828)   (20,531)
   Inventories                                           (2,038)       (3,346)   (15,721)
   Prepaid expenses and other current
    assets                                                 (675)       (3,811)      (862)
   Long-term receivables                                 (1,192)       (1,012)     1,072
   Accounts payable and
    accrued expenses                                      5,020         8,038     13,287
   Advance payments from
    customers                                              (500)         (399)     1,412
   Liability for severance pay                              434           947        409
   Due to related parties                                   151            86        138
   Other                                                  1,476         2,248     (1,773)
                                                       --------   -----------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                11,522         6,700     12,516
                                                       --------   -----------   --------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of bank time deposits and
  investments                                          (113,923)      (18,848)   (37,654)
 Purchase of property and
  equipment                                              (4,840)       (5,556)    (9,745)
 Capitalization of software development
  costs                                                  (3,592)       (4,697)    (4,466)
 Proceeds from maturities and
  sales of bank time deposits
  and short-term investments                             30,805        82,454     11,862
 Other                                                     (267)            -          -
                                                       --------   -----------   --------

NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                                   (91,817)       53,353    (40,003)
                                                       --------   -----------   --------

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                1994       1995      1996
                                                              ---------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of debentures                     $      -   $     -   $111,899
 Proceeds from issuance of common stock in connection with
  exercise of stock options and warrants                           360     2,077      1,665
 Net proceeds from bank loans and other debt                         -         -     10,785
 Other                                                            (278)   (1,493)         -
                                                              --------   -------   --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           82       584    124,349
                                                              --------   -------   --------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                              (80,213)   60,637     96,862

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   119,438    39,225     99,862
                                                              --------   -------   --------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 39,225   $99,862   $196,724
                                                              ========   =======   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the year for interest                       $  3,417   $ 3,492   $  3,138
                                                              ========   =======   ========

 Cash paid during the year for income taxes                   $  1,190   $   850   $  2,882
                                                              ========   =======   ========


See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
--------------------------------------------------------------------------------


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

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in bank time deposits, money market funds placed with major institutional banks and financial institutions, and U.S. government obligations that have maturities of one year or less. Accounts receivable are generally diversified due to the number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

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

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

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

SOFTWARE DEVELOPMENT COSTS - Software development costs totaling $3,592,000, $4,697,000 and $4,466,000 were capitalized in 1994, 1995 and 1996, respectively, in accordance with Statement of Financial Accounting Standards No. 86. Capitalized software development costs are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers. Amortization expenses amounted to $2,041,000, $2,453,000 and $3,079,000 in 1994, 1995 and 1996, respectively.

DEFERRED COSTS - Deferred costs include debt issue costs which are being amortized over the ten-year term of the related debt, on a straight-line basis.

MINORITY INTEREST - Minority interest relates to Comverse's majority-owned consolidated subsidiaries, Telemesser Ltd. ("Telemesser"), an Israeli corporation which operates a telemessaging service bureau, and Telexis Corporation (formerly Applied Silicon, Inc. Canada) ("Telexis"), a Canadian corporation which designs, manufactures and markets a digital video compression and transmission product for the security market and provides computer consulting and development services primarily to government agencies in Canada.
Comverse owns approximately 75% of the outstanding shares of Telemesser.   In
1995, Comverse increased its ownership of the outstanding shares of Telexis from 51% to 55%. In June 1996, Newbridge Networks Corporation, a Canadian corporation, invested approximately $1,500,000 in Telexis, in exchange for newly issued shares of Telexis. This resulted in a gain to the Company of approximately $535,000. As a result of this transaction, the Company's equity interest in Telexis decreased to 47.6%. Accordingly, the Company's investment in Telexis is now carried on the equity method.

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

Net losses from foreign currency transactions, included in the consolidated statements of income, approximated $3,000, $249,000 and $731,000 in 1994, 1995 and 1996, respectively.

The Company occasionally enters into foreign exchange forward contracts and options on foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. These transactions are accounted for in accordance with Statement of Financial Accounting Standards No.
52. In accordance with this Statement, any gain or loss on a foreign exchange contract which hedges a firm commitment is deferred until the underlying transaction is realized, at which time it is included in the consolidated statement of income. At December 31, 1996, there were outstanding forward contracts to purchase approximately $9,250,000 and to sell approximately $1,212,000 in Western European currencies. Deferred gains and losses from hedging these commitments were not significant at December 31, 1996.

OTHER INTANGIBLE ASSETS - Licenses of patent rights and acquired "know-how" are recorded at cost and amortized using the straight-line method over the estimated useful lives of the related technology, not exceeding five years. Goodwill and other intangible assets associated with acquired subsidiaries are amortized over periods ranging from five to twelve years.

LONG-LIVED ASSETS - In accordance with Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

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

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Primary and fully diluted earnings per common and common equivalent share are determined by using the weighted average number of shares of common stock and common stock equivalents outstanding (using the treasury stock method) during each period. The computation for 1996 further assumes the conversion of the Company's 5-1/4% convertible subordinated debentures at the beginning of the year. The shares used in the computations for the three years ended December 31, 1996 were as follows:


                                                 1994    1995    1996
                                                ------  ------  ------
                                                    (IN THOUSANDS)

                               Primary          21,868  22,602  26,447
                               Fully diluted    21,868  22,709  26,572


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


3.   RESEARCH AND DEVELOPMENT

A significant portion of the Company's research and development operations are located in Israel where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. For the years 1994, 1995 and 1996, the Company's research and development activities included projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") and in 1994 included projects partially funded by the Israel-United States Binational Industrial Research and Development Foundation ("BIRD-F") under which these funding organizations reimbursed a portion of the Company's research and development expenditures under approved project budgets. The Company's research and development activities also included projects partially funded by a Canadian government agency, which reimbursed a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS and by the Canadian government agency.

The Company is required to pay royalties to the respective funding organizations based on the sale of products incorporating technology developed in these projects (Note 17). In addition, under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval and the governments of the United States and Israel have certain nonexclusive, irrevocable, royalty-free licenses to use for all governmental purposes any inventions developed in the projects funded by BIRD-F.

4.   SHORT-TERM INVESTMENTS

The Company classifies all of its short-term investments (including U.S. treasury bills) as available-for-sale securities. The following is a summary of available-for-sale securities as of December 31, 1996:

                                                   GROSS      GROSS      ESTIMATED
                                                 UNREALIZED  UNREALIZED    FAIR
                                        COST       GAINS      LOSSES       VALUE
                                     ---------------------------------------------
                                                   (IN THOUSANDS)

       U.S. treasury notes              $   347      $    4     $    -     $   351
       Corporate debt securities         12,493           5          -      12,498
       U.S. government
           agency bonds                     746           2          -         748
                                        -------      ------  ---------     -------
          Total debt securities         $13,586      $   11     $    -     $13,597
                                        -------      ------  ---------     -------

       Common stock                      15,300       2,878        986      17,192
       Mutual funds investing in
          U.S. government and
          agencies obligations            1,929          10          -       1,939
       Preferred stock                    6,431         349         44       6,736
                                        -------      ------  ---------     -------
          Total equity securities        23,660       3,237      1,030      25,867
                                        -------      ------  ---------     -------

                                        $37,246      $3,248     $1,030     $39,464
                                        =======      ======  =========     =======

The following is a summary of available-for-sale securities as of December 31, 1995:

                                                        GROSS          GROSS        ESTIMATED
                                                     UNREALIZED      UNREALIZED       FAIR
                                          COST          GAINS           LOSSES       VALUE
                                     --------------------------------------------------------
                                                           (IN THOUSANDS)
       U.S. treasury bills              $ 4,990(1)     $    3          $  -         $ 4,993
       U.S. treasury notes                  345            14             -             359
       U.S. corporate bonds                 100             -             3              97
                                        -------        ------          ----         -------
          Total debt securities         $ 5,435        $   17          $  3         $ 5,449
                                        -------        ------          ----         -------

       Common stock                       9,175         1,129           318           9,986
       Mutual funds investing in
          U.S. government and
          agencies obligations            2,015             -             -           2,015
       Preferred stock                    5,397            230             7          5,620
                                        -------         ------          ----        -------
          Total equity securities        16,587          1,359           325         17,621
                                        -------         ------          ----        -------
                                        $22,022         $1,376          $328        $23,070
                                        =======         ======          ====        =======

(1) Amount includes $4,691,000 of cost plus $299,000 accretion of discount included in interest and other income.

During 1996, the gross realized gains on sales of securities totaled approximately $1,922,000 and the gross realized losses totaled approximately $1,338,000.

The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are as follows:


                                                         ESTIMATED
                                                COST     FAIR VALUE
                                              ---------  ----------
                                                  (IN THOUSANDS)

    Due in one year or less                     $12,543     $12,547
    Due after one year through three years          993         999
    Due after three years                            50          51
                                                -------     -------

                                                $13,586     $13,597
                                                =======     =======

5.   INVENTORIES


Inventories consist of:

                                             DECEMBER 31,
                                      ---------------------------
                                        1995             1996
                                        ----             ----
                                            (IN THOUSANDS)

            Raw materials             $10,364           $17,681
            Work in process             2,638             7,853
            Finished goods              2,771             5,960
                                      -------           -------
                                      $31,494           $15,773
                                      =======           =======

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

Prior to the acquisition, DGM&S prepared its financial statements with a fiscal year ending September 30. In 1995, the combined companies reported on the basis of Comverse's fiscal year, which ends on December 31. Accordingly, the restated Statements of Income for 1994 include the results of DGM&S for the year ended September 30, 1994. As a result, DGM&S's operations for the three month period ended December 31, 1994 are not reflected in the Consolidated Statements of Income or Cash Flows. DGM&S's operating results for the three month period ended December 31, 1994, comprising total revenues and a net loss of approximately $2,122,000 and $2,445,000, respectively, are reflected as an adjustment to retained earnings.

The table below sets forth the unaudited separate and combined results of Comverse and DGM&S for 1994 and for the three month periods ended March 31, 1995, June 30, 1995 and September 30, 1995:


                                                          THREE MONTHS ENDED
                                                     MARCH 31,   JUNE 30,  SEPTEMBER 30,
                                           1994        1995       1995           1995
                                           ----        ----       ----     -------------
                                                              (IN THOUSANDS)
                                                                (UNAUDITED)
Total Revenues
--------------
    Comverse                               $ 98,843    $28,744    $31,918        $34,044
    DGM&S                                    15,469      2,778      3,894          4,550
    Less:  Intercompany
            eliminations                          -          -          -           (269)
                                           --------    -------    -------  -------------
                                           $114,312    $31,522    $35,812        $38,325
                                           ========    =======    =======  =============



                                                        THREE MONTHS ENDED
                                                       MARCH 31,   JUNE 30,  SEPTEMBER 30,
                                           1994        1995          1995        1995
                                          -----        --------    --------  -------------
                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
Net Income
----------
    Comverse                               $ 11,770    $ 3,517    $ 4,071        $ 4,418
    DGM&S                                       328       (628)       205            310
    Less:  Intercompany
            eliminations                          -          -          -            (21)
                                           --------    -------    -------  -------------
                                           $ 12,098    $ 2,889    $ 4,276        $ 4,707
                                           ========    =======    =======  =============

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of:

                                                           DECEMBER 31,
                                                        ----------------
                                                         1995     1996
                                                        -------  -------
                                                         (IN THOUSANDS)

                              Accounts payable          $13,252  $19,929
                              Accrued salaries            3,706    4,737
                              Accrued vacation            2,109    2,951
                              Accrued royalties           1,954    3,426
                              Other accrued expenses      6,209    9,488
                                                        -------  -------
                                                        $27,230  $40,531
                                                        =======  =======

8.   BANK LOANS

In December 1996, a subsidiary of Comverse borrowed $11,000,000 from a bank. The loan has an interest rate of 6% and is repayable in December 1997. The loan is secured by an $11,000,000 deposit with the bank.


9.   CONVERTIBLE SUBORDINATED DEBENTURES

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

In November 1993, the Company issued $60,000,000 of convertible subordinated debentures bearing interest at 5-1/4% per annum, payable semi-annually. In November 1996, the Company called these debentures for redemption. All of the debentures were converted into 3,096,768 shares of common stock.


10.  LIABILITY FOR SEVERANCE PAY

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

The Company is obligated under an agreement, which was amended during 1995, with its chief executive officer to provide a severance payment upon the termination of his employment with the Company. The severance payment will be $77,000 per year of employment, which amount is increased by 10% per annum, compounded for each year of employment commencing with December 1996. Approximately $1,001,000 and $1,186,000 has been accrued as of December 31, 1995 and 1996, respectively, relating to this liability.


11.  RELATED PARTIES

The Company paid or accrued legal fees to one of its directors in the amounts of $309,000, $298,000 and $254,000 in 1994, 1995 and 1996, respectively.

12.  CAPITAL STOCK

At December 31, 1996, there were 2,513,661 shares of common stock reserved for conversion of the 5-3/4% convertible subordinated debentures, and 3,392,847 shares of common stock reserved for exercise of outstanding stock options.

Comverse has granted to certain holders of its equity securities the right to cause the Company to register such securities under applicable Federal and state securities laws to permit the public sale of such securities upon the request of such holders.


13.  STOCK OPTIONS

EMPLOYEE STOCK OPTIONS - At December 31, 1996, 3,392,847 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 1,025,913 shares of common stock were available for future grant under Comverse's Stock Option Plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code.
Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in annual increments over periods of up to four years from the date of grant or the date of commencement of the grantee's employment with the Company.

   The changes in the number of options were as follows:


                                         YEAR ENDED DECEMBER 31,
                                    ----------------------------------
                                       1994        1995        1996
                                    ----------  ----------  ----------

Outstanding at beginning of year    1,746,072   2,455,755   2,677,333
Granted during the year             1,176,000     650,200   1,086,526
Exercised during the year             (85,649)   (370,442)   (276,362)
Canceled, terminated and expired     (380,668)    (58,180)    (94,650)
                                    ---------   ---------   ---------

Outstanding at end of year          2,455,755   2,677,333   3,392,847
                                    =========   =========   =========


   At December 31, 1996, options to purchase an aggregate of 1,423,521 shares were vested and currently exercisable under the option plans and options to purchase an additional 1,969,326 shares vest at various dates extending through the year 2001.

Weighted average option exercise price information for the years 1994, 1995 and 1996 was as follows:


                                     1994    1995    1996
                                    ------  ------  ------

Outstanding at beginning of year    $ 5.85  $ 6.77  $ 8.48
Granted during the year               9.99   13.58   25.17
Exercised during the year             3.92    5.62    5.63
Canceled, terminated and expired     13.14   11.22   14.95
Exercisable at year end               3.50    5.19    6.46


Significant option groups outstanding at December 31, 1996 and related weighted average price and life information were as follows:

                                           Weighted Average    Weighted                     Weighted
Range of                      Number          Remaining         Average        Number        Average
Exercise Price             Outstanding     Contractual Life  Exercise Price  Exercisable  Exercise Price
--------------           ----------------  ----------------  --------------  -----------  --------------
$ 1.40 - $3.13              680,738            3.94         $     2.42         680,738        $ 2.42
$ 5.00 - $9.25               62,533            5.61               7.21          62,533          7.21
$10.00 - $10.00             982,750            7.73              10.00         616,500         10.00
$10.20 - $18.38             762,299            8.40              14.60          48,750         13.25
$18.50 - $33.25             904,527            9.53              26.57          15,000         18.50
                            -------          ------         ----------        --------        ------

                          3,392,847           7.56             $13.88        1,423,521        $ 6.46
                         ==========         =======            ======       ==========        ======

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and selected interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced by approximately $1,067,000 and $2,676,000 or $.04 and $.09 per share in 1995 and 1996, respectively. The weighted average fair value of the options granted during 1995 and 1996 is estimated at $8.40 and $13.66 on the date of grant (using the Black-Scholes option pricing model) with the following weighted
average assumptions for 1995 and 1996, respectively:   volatility of 67% and
55%, risk-free interest rate of 6.8% and 6.1%, and an expected life of 5 years in 1995 and 1996.

OPTIONS ON SUBSIDIARY SHARES - Comverse has granted to its chief executive officer, under the terms of his employment agreement, options to acquire 7.5% of the equity of Comverse's subsidiaries, other than Efrat Future Technology, Ltd.
("Efrat").   In addition, Comverse has granted to certain other key executives of the Company options to acquire shares of certain subsidiaries, other than Efrat, as a means of providing incentives directly tied to the performance of those subsidiaries for which different executives have direct responsibility. Such options, which upon exercise would represent in the aggregate between 2.4% to 23.6% of the outstanding shares of each subsidiary, have terms of ten years and become exercisable and vest in equal ratable annual increments over periods ranging from three to five years from the first anniversary of the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'- length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by a committee of the Board of Directors. Upon the exercise, in whole or in part, of any option, Comverse will receive an irrevocable proxy to vote the underlying shares and a right of first refusal to purchase the shares upon any proposed sale, transfer or other disposition, until such time as the shares shall have been sold in a bona fide open market transaction.


14.  FOREIGN OPERATIONS

Condensed net assets, exclusive of intercompany balances, applicable to all foreign operations, principally located in Israel, included in the consolidated balance sheets, are summarized as follows:


                                               DECEMBER 31,
                                             -----------------
                                              1995      1996
                                             -------  --------
                                              (IN THOUSANDS)

          Current assets                     $56,526  $ 85,841
          Property and equipment, net          8,396    13,548
          Software development costs, net      7,599     9,394
          Other assets                           271        80
                                             -------  --------

            Total assets                      72,792   108,863
                                             -------  --------

          Current liabilities                 22,378    32,323
          Other liabilities                    2,428     2,258
                                             -------  --------

            Total liabilities                 24,806    34,581
                                             -------  --------

               Net assets                    $47,986  $ 74,282
                                             =======  ========


Condensed operating information, exclusive of intercompany transactions, applicable to all foreign operations, principally located in Israel, included in the consolidated statements of income, is summarized as follows:


                                       YEAR ENDED DECEMBER 31,
                                     ---------------------------
                                      1994     1995      1996
                                     -------  -------  ---------
                                           (IN THOUSANDS)

          Total revenues             $42,661  $72,843  $ 95,766
          Costs and expenses          40,546   71,430   112,056
                                     -------  -------  --------
          Operating income (loss)    $ 2,115  $ 1,413  $(16,290)
                                     =======  =======  ========

The operating results shown above reflect the inclusion in costs and expenses of fixed charges incurred by Comverse's foreign subsidiaries necessary to support a level of activity which is greater than that shown in the table due to the exclusion of intercompany revenue. Foreign operations in 1996 were profitable when intercompany transactions are included.

15.  INCOME TAXES

     The provision for income taxes consists of the following:


                        YEAR ENDED DECEMBER 31,
                       ------------------------
                        1994     1995     1996

                            (IN THOUSANDS)
Current:
 Federal                $  667  $  529   $1,544
 State                     340     272      560
 Foreign                   720   1,022    1,950
                        ------  ------   ------

                         1,727   1,823    4,054
                        ------  ------   ------

Deferred (benefit):
 Federal                     -      25     (621)
 State                      12     (12)     (97)
 Foreign                    44     221       22
                        ------  ------   ------

                            56     234     (696)
                        ------  ------   ------
                        $1,783  $2,057   $3,358
                        ======  ======   ======

    The reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:


                                            YEAR ENDED DECEMBER 31,
                                           --------------------------
                                             1994     1995     1996
                                           --------  -------  -------

          U.S. Federal statutory rate           35%      35%      35%
          Consolidated worldwide income
             in excess of U.S. income          (36)     (31)     (30)
          Foreign income taxes                   6        7        6
          Other                                  8        -        -
                                              ----     ----     ----
          Company's effective tax rate          13%      11%      11%
                                              ====     ====     ====

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset and liability at December 31, 1995 and 1996 are as follows:



                                                            1995      1996
                                                          --------  --------
                                                            (IN THOUSANDS)
Deferred tax liability:
      Expenses deductible for tax purposes and
       not for financial reporting purposes               $   904   $   890
      Unrealized gain on available-for-sale securities        384       674
                                                          -------   -------
                                                          $ 1,288   $ 1,564
                                                          =======   =======

Deferred tax asset:
      Reserves not currently deductible                   $ 2,494   $ 3,024
      Tax loss carryforwards                                2,217     1,091
      Inventory capitalization                                138       197
      Other                                                   337       223
                                                          -------   -------
                                                            5,186     4,535

Less: valuation allowance                                  (4,465)   (3,814)
                                                          -------   -------

        Total deferred tax asset                          $   721   $   721
                                                          =======   =======

At December 31, 1996, the Company had net operating loss carryforwards for U.S. income tax purposes resulting from employees' exercise of stock options of approximately $1,460,000 expiring in various periods through 2010. Utilization of such net operating loss carryforwards will increase Additional Paid-in Capital.

At December 31, 1996, Startel Corporation ("Startel"), a wholly-owned subsidiary of Comverse, had net operating loss carryforwards of approximately $1,490,000 for U.S. income tax reporting purposes expiring in various periods through 2005 which may be used to reduce future U.S. taxable income of Startel. The Company is limited to utilizing approximately $188,000 per year of Startel's net operating loss carryforwards by Section 382 of the Internal Revenue Code. The Company utilized approximately $188,000 of such accumulated net operating loss carryforwards in 1996, which reduced goodwill by approximately $65,000.

Income tax has not been provided on unrepatriated earnings of foreign subsidiaries as currently it is the intention of the Company to reinvest such foreign earnings in their operations.


16.  BUSINESS SEGMENT INFORMATION

The Company is engaged in one business segment: the design, development, manufacture, marketing and support of special purpose computer and telecommunications systems and software for multimedia communications and information processing applications.

Sales by geographic regions, as a percentage of total sales, for the years ended December 31, 1994, 1995 and 1996 were as follows:


                               1994   1995   1996
                               -----  -----  -----

         United States           27%    29%    28%
         Canada                  11%     4%     3%
         Europe                  26%    31%    39%
         Far East/Australia      21%    24%    21%
         Latin America            8%     2%     1%
         Israel                   5%     9%     7%
         Africa                   2%     1%     1%
                               ----   ----   ----

        Total                   100%   100%   100%
                               ====   ====   ====

17.  COMMITMENTS AND CONTINGENCIES

LEASES - The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $2,562,000, $3,014,000 and $3,511,000 in 1994, 1995, and 1996,
respectively.

As of December 31, 1996, the annual minimum rent obligations of the Company were approximately as follows:


                                           AMOUNT
                                       --------------
                                       (IN THOUSANDS)

                1997                         $ 5,365
                1998                           5,322
                1999                           5,099
                2000                           4,469
                2001 and thereafter            3,566
                                             -------

                                             $23,821
                                             =======

EMPLOYMENT AGREEMENTS - The Company is obligated under employment contracts with its chief executive officer to provide salary, bonuses, and fringe benefits through June 30, 2000. Minimum salary payments under the contracts currently amount to $350,000 per year and aggregate $1,100,000 through June 30, 2000. The executive is entitled to annual bonuses equal to at least 3% of the Company's consolidated after-tax net income during each year. Upon termination or expiration of the term of employment, the executive is entitled to receive a severance payment equal to $77,000 for each year of his previous and current employment with the Company, which is increased by the rate of 10% per annum compounded for each year of employment commencing with December 1996 (See Note
10), plus continued employment-related benefits for the period of 36 months thereafter. If the termination of employment results from a unilateral termination or fundamental breach of the agreement by the Company, or the resignation of the executive within six months following a change in control of the Company not approved by the executive in his capacity as a director of Comverse, the executive is entitled to an additional payment equal to 299% of the average annual cash compensation, including salary and any bonus payments, received by the executive from the Company during the three immediately preceding fiscal years, plus an amount equal to the income tax resulting from such payment. The agreements also provide for the executive to receive options entitling him to purchase 7-1/2% of the equity of Comverse's subsidiaries, other than Efrat, at prices equal to the higher of book value of the underlying shares at the date of option grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors. See Note 13.

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

INVESTMENTS - In January 1997, wholly-owned subsidiaries of Comverse and
Quantum Industrial Holdings Ltd. organized a new company, the primary focus of which is investment in high technology ventures related to Israel. Each participant committed $15,000,000 to the capital of the new company for use as suitable investment opportunities are identified. Quantum Industrial Holdings Ltd. is the principal direct investment vehicle of the Quantum Group, a group of investment funds managed by Soros Fund Management LLC.

GUARANTIES - The Company has obtained bank guaranties primarily for performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $14,200,000 at December 31, 1996, are to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 1997.

LITIGATION - The Company is subject to certain legal actions arising in the course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                              DECEMBER 31, 1995              DECEMBER 31, 1996
                                           -----------------------       -------------------------
                                           CARRYING     ESTIMATED        CARRYING        ESTIMATED
                                            AMOUNT      FAIR VALUE        AMOUNT        FAIR VALUE
                                            -------     ----------       --------      -----------
                                                                 (IN THOUSANDS)
Liabilities:
         Convertible subordinated
            debentures                      $60,000      $69,000         $115,000      $119,456

Off-balance sheet financial instruments:
Foreign exchange forward contracts
       used for hedging purposes            $     -      $   (66)        $      -      $     64

CASH AND CASH EQUIVALENTS, BANK TIME DEPOSITS, SHORT-TERM INVESTMENTS, ACCOUNTS RECEIVABLE, LONG-TERM RECEIVABLES, INVESTMENTS, AND ACCOUNTS PAYABLE -The carrying amounts of these items are a reasonable estimate of their fair value.

CONVERTIBLE SUBORDINATED DEBENTURES AND FOREIGN EXCHANGE FORWARD CONTRACTS -The fair value of these securities is estimated based on quoted market prices or recent sales for those or similar securities.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

19.  QUARTERLY INFORMATION (UNAUDITED)

The following table shows selected results of operations for each of the quarters during 1995 and 1996.



                                                            FISCAL QUARTER ENDED
                                 MARCH 31  JUNE 30  SEPT. 30  DEC. 31  MARCH 31  JUNE 30  SEPT. 30  DEC. 31
                                   1995     1995      1995     1995      1996     1996      1996     1996
                                 --------  -------  --------  -------  --------  -------  --------  -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 Sales                            $29,383  $33,627   $36,116  $38,023   $40,410  $46,629   $51,892  $58,250
Interest and Other Income           2,139    2,185     2,209    2,214     1,786    2,078     2,216    4,050
                                  -------  -------   -------  -------   -------  -------   -------  -------
   Total Revenues                 $31,522  $35,812   $38,325  $40,237   $42,196  $48,707   $54,108  $62,300
                                  =======  =======   =======  =======   =======  =======   =======  =======

Gross profit                      $16,462  $19,334   $20,451  $21,605   $23,058  $26,615   $29,782  $33,407
Net income                        $ 2,889  $ 4,276   $ 4,707  $ 5,178   $ 5,507  $ 6,851   $ 7,235  $ 8,395
                                  =======  =======   =======  =======   =======  =======   =======  =======

Primary earnings per common
  and common equivalent share     $  0.13  $  0.19   $  0.21  $  0.23   $  0.24  $  0.29   $  0.31  $  0.33
                                  =======  =======   =======  =======   =======  =======   =======  =======

Fully-diluted earnings per
  common and common
  equivalent share                $  0.13  $  0.19   $  0.21  $  0.23   $  0.24  $  0.29   $  0.30  $  0.33
                                  =======  =======   =======  =======   =======  =======   =======  =======




The difference between income per share and the sum of the income per share for the quarters comprising the year is due to differences in the calculation of the weighted average number of shares outstanding over the respective periods and rounding adjustments.

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

Date:  March 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


S / Kobi Alexander                             March 25, 1997
-------------------------------------
Kobi Alexander, President,
Chairman of the Board and
Chief Executive Officer; Director


S / Igal Nissim                                March 25, 1997
-------------------------------------
Igal Nissim, Chief Financial Officer


S / Zvi Alexander                              March 25, 1997
-------------------------------------
Zvi Alexander, Director


S / Sam Oolie                                  March 25, 1997
-------------------------------------
Sam Oolie, Director


S / John H. Friedman                           March 25, 1997
-------------------------------------
John H. Friedman, Director


S / William F. Sorin                           March 25, 1997
-------------------------------------
William F. Sorin, Director


S / Yechiam Yemini                             March 25, 1997
-------------------------------------
Yechiam Yemini, Director