Form 10-K405/A
period 1996-12-31
COMVERSE TECHNOLOGY INC/NY/
filed 1997-04-28
CIK 803014

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

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
         Title of each class                  on which registered
         -------------------                  -------------------

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


               Yes:  [X]            No:  [ ]

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

                                      [X]



    The aggregate market value of the voting stock held by non-affiliates of the registrant on April 1, 1997 was approximately $962,157,462.50. The closing price of the registrant's common stock on the NASDAQ National Market System on April 1, 1997 was $38.75 per share.

   There were 24,829,870 shares of the registrant's common stock outstanding on April 1, 1997.


                      DOCUMENTS INCORPORATED BY REFERENCE

    None.



                          ____________________________






                      TRILOGUE is a registered trademark and
 AUDIODISK, FaxNet, GenLogue, Mentor, SafeNet, Trade Shield, TRILOGUE INfinity,
           ULTRA, UltraNet, and Verify are trademarks of the Company.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The following table sets forth certain information regarding the directors and executive officers of the Company. Each director has been elected to serve until the next annual meeting of shareholders and each executive officer serves at the discretion of the Board of Directors.


NAME                                AGE         POSITION WITH THE COMPANY
----                                ---         -------------------------
   Kobi Alexander/(1)(2)/           44          President, Chairman of
                                                the Board of Directors, Chief
                                                Executive Officer and Director

   Carmel Vernia                    44          Chief Operating Officer;
                                                Managing Director of
                                                Efrat Future Technology Ltd.

   Igal Nissim                      41          Chief Financial Officer

   Zvi Alexander                    74          Director

   John H. Friedman/(2)(3)(4)/      43          Director

   Sam Oolie/(1)(2)(3)(4)/          60          Director

   William F. Sorin/(1)(4)/         48          Secretary and Director

   Yechiam Yemini/(1)(3)/           49          Director

----------
   (1) Member of Executive Committee of the Board of Directors.
   (2) Member of Audit Committee of the Board of Directors.
   (3) Member of Remuneration and Stock Option Committee of the Board of Directors.
   (4) Member of Corporate Planning and Structure Committee of the Board of Directors.



BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

     Kobi Alexander.  Mr. Alexander has served as Chairman of the Board of
     --------------
Directors of the Corporation since September 1986, as President and Chief Executive Officer since April 1987 and as a director of the Corporation since its formation. Mr. Alexander also served as Co-Managing Director of the Corporation's wholly-owned Israeli subsidiary, Efrat Future Technology Ltd. ("Efrat") from its formation in 1982 until October 1986, and currently serves as Chairman of the Board of Directors of Efrat. From October 1984 to September 1986, Mr. Alexander served as Co-Chairman and Co-Chief Executive Officer of the Corporation. Prior to the formation of Efrat, in 1980 and 1981, Mr. Alexander served as an independent financial and business consultant to a number of multinational corporations. Between 1978 and 1980, Mr. Alexander worked in the Corporate Finance Department of Shearson Loeb Rhoades (currently Smith Barney, Inc.). Mr. Alexander received a B.A., magna cum laude, in Economics from the Hebrew University of Jerusalem in 1977, and an M.B.A. in Finance from New York University in 1980. He has served as the Chairman of the High-Tech Research and Development Section of the Israeli Association of Industrialists.

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

     Igal Nissim.  Mr. Nissim has been employed by the Corporation since May
     -----------
1986 and has served as Chief Financial Officer of the Corporation since January 1993. He previously served as Chief Financial Officer of Efrat. Prior to joining the Corporation, he was employed by Gadot Industrial Enterprises Ltd. for a period of two years as deputy controller, responsible for financial and cost accounting. Mr. Nissim is a Certified Public Accountant in Israel and was employed for four years with Kesselman & Kesselman, one of the largest accounting firms in Israel. He received a B.A. in Economics and Accounting from Tel Aviv University in 1981.

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

     Sam Oolie.  Mr. Oolie has been a director of the Corporation since May
     ---------
1986. He has been Chairman and Chief Executive Officer of NoFire Technologies, Inc. since August 1996. He has also been Chairman of Oolie Enterprises, an investment company, since July 1985. He also has served as a director of CFC Associates, a venture capital firm, since January 1984. He was Chairman of The Nostalgia Network, a cable television network, from April 1987 to January 1990 and was Vice Chairman and director of American Mobile Communications, Inc., a cellular telephone company, from February 1987 to July 1989. From February 1962 to July 1985, Mr. Oolie was Chairman, Chief Executive Officer and a director of Food Concepts, Inc., a provider of food services to institutions and hospitals. Mr. Oolie also serves as a director of Avesis, Inc. and Noise Cancellation Technologies, Inc. Mr. Oolie received a B.S. from Massachusetts Institute of Technology in 1958 and an M.B.A. from Harvard Business School in 1961.

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



ITEM 11.  EXECUTIVE COMPENSATION.

          The following table presents summary information regarding the compensation paid or accrued by the Company for services rendered during the years 1994, 1995 and 1996 by those of its executive officers whose salary and bonus compensation during 1996 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                LONG-TERM
                                                               COMPENSATION
                                   ANNUAL COMPENSATION            STOCK
    NAME AND                  ------------------------------      OPTION        ALL OTHER
PRINCIPAL POSITION            YEAR     SALARY/(1)/  BONUS/(2)/    GRANTS/(3)/  COMPENSATION/(4)/
------------------            ----     ------       -----         ------       ------------
Kobi Alexander                1996     $379,944     $864,829      100,000        $235,906
President, Chief Executive    1995     $342,950     $526,845         -           $324,454
Officer and Chairman of       1994     $348,643     $364,020      500,000        $102,877
the Board of Directors

Carmel Vernia                 1996     $129,889     $150,000       25,000        $ 31,763
Chief Operating Officer       1995     $130,394     $100,000         -           $ 29,921
Managing Director, Efrat      1994     $121,436     $100,000      200,000        $ 30,973


Igal Nissim                   1996     $115,342     $ 23,070        5,000        $ 19,699
Chief Financial Officer       1995     $ 98,988     $ 15,000       10,000            -
                              1994     $101,480     $ 17,500       10,000            -

-------------------
(1) Includes salary and payments in lieu of earned vacation.
(2) Includes bonuses accrued for services performed in the year indicated, regardless of the year of payment.
(3) See also "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares."
(4) Consists of miscellaneous items not exceeding $25,000 in the aggregate for any individual, including premium payments and contributions under executive insurance and training plans and, in the case of Mr. Alexander, $184,800, $281,000 and $60,000 accrued in 1996, 1995 and 1994, respectively, for payments due on termination of employment pursuant to the terms of his employment agreements with the Company.

       The following table sets forth information concerning options granted during 1996 to the executive officers of the Company under its employee stock option plans:


                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                         POTENTIAL REALIZABLE VALUE
                                                                           ASSUMED ANNUAL RATES OF
                                                                          STOCK PRICE APPRECIATION
                           INDIVIDUAL GRANTS                                  FOR OPTION TERM*
---------------------------------------------------------------------    --------------------------
                              PERCENT OF
                                TOTAL
                               OPTIONS
                  NUMBER OF   GRANTED TO   EXERCISE
                   SHARES      EMPLOYEES    PRICE
                  SUBJECT TO  IN FISCAL      PER       EXPIRATION
NAME               OPTION        YEAR       SHARE         DATE              5%             10%
----------------   ------     ----------   --------  ----------------    --------        -------
Kobi Alexander    100,000        9.2%       $23.75    July 15, 2006     $ 1,493,625    $3,785,138
Carmel Vernia      25,000        2.3%       $23.75    July 15, 2006     $   373,406    $  946,285
Igal Nissim         5,000        0.5%       $23.75    July 15, 2006     $    74,681    $  189,257

________________________

       * Represents the gain that would be realized if the options were held for their entire ten-year term and the value of the underlying shares increased at compounded annual rates of 5% and 10% from the fair market value at the date of option grants.



       The options have a term of ten years and become exercisable and vest in annual increments over the period of four years from the year of grant. The exercise price of the options is equal to the fair market value of the underlying shares at the date of grant.



       The following table sets forth certain information concerning options granted during the past three fiscal years to the executive officers of the Company under its employee stock option plans:

                 STOCK OPTION GRANTS IN LAST THREE FISCAL YEARS

                                               PERCENT OF
                                                 TOTAL
                                                OPTIONS
                                   NUMBER OF   GRANTED TO  EXERCISE
                                    SHARES     EMPLOYEES    PRICE
YEAR OF                           SUBJECT TO   IN FISCAL     PER         EXPIRATION
GRANT              NAME             OPTION       YEAR       SHARE           DATE
-----------------  --------------  ---------   --------   ----------  ------------------
1996:              Kobi Alexander    100,000        9.2%      $23.75  July 15, 2006
                   Carmel Vernia      25,000        2.3%      $23.75  July 15, 2006
                   Igal Nissim         5,000        0.5%      $23.75  July 15, 2006

1995:              Kobi Alexander       -            -           -           -
                   Carmel Vernia        -            -           -           -
                   Igal Nissim        10,000        1.5%      $13.50  May 25, 2005

1994:              Kobi Alexander    500,000       42.5%      $10.00  September 22, 2004
                   Carmel Vernia     200,000       17.0%      $10.00  September 22, 2004
                   Igal Nissim        10,000        0.9%      $10.00  September 22, 2004



       The following table sets forth, as to each executive officer identified above, the shares acquired on exercise of options, value realized, number of unexercised options held at December 31, 1996, currently exercisable and subject to future vesting, and the value of such options based on the closing price of the underlying shares on the NASDAQ National Market System at that date, net of the associated exercise price.



                   OPTION EXERCISES AND YEAR-END VALUE TABLE

                     AGGREGATE OPTION EXERCISES IN 1996 AND
               VALUE OF UNEXERCISED OPTIONS AT DECEMBER 31, 1996

                                                                        VALUE OF UNEXERCISED
                      SHARES                NUMBER OF UNEXERCISED       IN-THE-MONEY OPTIONS
                     ACQUIRED                   OPTIONS HELD          HELD AT DECEMBER 31, 1996
                        ON       VALUE      AT DECEMBER 31, 1996      -------------------------
NAME                 EXERCISE   REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-------------------  --------   --------  -----------  -------------  -----------  -------------
Kobi Alexander           -           -      769,250        350,000    $25,314,326  $ 8,359,375
Carmel Vernia        40,000    $859,400     218,750         31,250    $ 6,020,710  $   504,297
Igal Nissim           2,000    $ 45,620      12,500         22,500    $   322,344  $   513,594


       See "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares" for information regarding the grant to certain executive officers of options to purchase shares of subsidiaries of the Company.

EMPLOYMENT AGREEMENTS

     Mr. Alexander serves as Chairman of the Board, President and Chief Executive Officer of the Company under an agreement extending through June 30, 2000 at a current base annual salary of $308,300. Pursuant to the agreement, Mr. Alexander received bonus compensation of $864,829 for services rendered during 1996 and is entitled to receive bonus compensation in 1997 and succeeding years in an amount to be negotiated annually, but not less than 3% of the Company's consolidated after tax net income in each year. Mr. Alexander also receives various supplemental medical, insurance and other personal benefits from the Company under the terms of his employment, including the use of an automobile leased by the Company.

     Upon the termination of his employment with the Company for any reason, Mr. Alexander is entitled to receive a severance payment in an amount equal to $84,700 times the number of years (plus any partial years) of his employment by the Company commencing with 1983, increased by 10% per annum starting in December 1997, plus continued employment-related benefits for the period of 36 months following termination. In the event that Mr. Alexander's employment is terminated by the Company without cause, by Mr. Alexander as a result of a material breach by the Company of its obligations under the agreement or by his resignation within the period of six months following a change in control of the Company, Mr. Alexander is entitled to an additional severance payment equal to 299% of the average annual cash compensation (including salary and any bonus payments) received by him from the Company during the most recent three fiscal years plus an amount equal to the income tax liability to Mr. Alexander resulting from such payment. The agreement also requires the Company to grant to Mr. Alexander an option to purchase up to 7.5% of the shares of each subsidiary of the Company, other than Efrat, for a price equal to the greater of the fair market value or the book value of such shares at the date of option grant.

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

     Mr. Vernia is employed as Managing Director of Efrat and Chief Operating Officer of the Company under an agreement providing for a base monthly salary at a current rate of 43,258 Israeli shekels, subject to Israeli statutory cost of living adjustment (resulting in a current annual salary equal to approximately $153,000) and an annual bonus in an amount to be determined. The agreement may be terminated by either party only with prior notice of at least one year. Mr. Vernia is entitled under the agreement to receive various insurance and supplemental benefits and the use of an automobile owned or leased by Efrat. Mr. Vernia has also been granted options to purchase between 2.5% and 3.5% of the shares of certain subsidiaries of the Company for a price equal to the greater of the fair market value or the book value of such shares at the date of option grant. Mr. Nissim receives a base monthly salary from the Company of 29,174 Israeli shekels, subject to Israeli statutory cost of living adjustment (resulting in a current annual salary equal to approximately $103,000) and various insurance and supplemental benefits, including the use of an automobile owned or leased by the Company.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information concerning the beneficial ownership of shares of common stock on the part of the executive officers and directors of the Company and all persons known by the Company to be beneficial owners of more than five percent of the outstanding common stock as at April 1, 1997.

                                                                                NUMBER OF            PERCENT
                                                                                  SHARES             OF TOTAL
                                                                               BENEFICIALLY         OUTSTANDING
BENEFICIAL OWNER                          RELATIONSHIP WITH THE COMPANY           OWNED               SHARES/(1)/
----------------                          -----------------------------         ---------             ------
Pilgrim Baxter & Associates Ltd.          Shareholder                           2,309,300/(2)/        9.3%
 1255 Drummers Lane
 Wayne, PA  19087

American Century Companies, Inc.          Shareholder                           1,791,600/(2)/        7.2%
 4500 Main Street
 Kansas City, MO  64141

Kobi Alexander                            President, Chairman of the Board,
                                          Chief Executive Officer and Director    863,750/(3)/        3.4%
Carmel Vernia                             Chief Operating Officer                 218,750/(4)(5)/      *
Igal Nissim                               Chief Financial Officer                  17,500/(4)(6)/      *
Zvi Alexander                             Director                                 31,000/(7)(8)/      *
John H. Friedman                          Director                                  7,000/(4)(8)/      *
Sam Oolie                                 Director                                 11,000/(4)(8)/      *
William F. Sorin                          Secretary and Director                   25,000/(4)(9)/      *
Yechiam Yemini                            Director                                 30,000/(7)(8)/      *
All directors and executive
 officers as a group (8 persons)                                                1,204,000/(10)/       4.6%

_________________
*    Less than 1%.
                                                   /footnotes on following page/

(1) Based on 24,829,870 shares of common stock issued and outstanding on April 1, 1997, excluding, except as otherwise noted, shares of common stock issuable upon the exercise of outstanding stock options.
(2) Based on Schedule 13G filings with the Securities and Exchange Commission reflecting data as of December 1996.
(3) Includes 769,250 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 1, 1997. Does not include 350,000 shares issuable upon the exercise of options that were not exercisable at or within 60 days after April 1, 1997.
(4) Consists solely of shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 1, 1997.
(5) Does not include 31,250 shares issuable upon the exercise of options that were not exercisable at or within 60 days after April 1, 1997.
(6) Does not include 17,500 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after April 1, 1997.
(7) Includes 23,000 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 1, 1997.
(8) Does not include 6,000 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after April 1, 1997.
(9) Does not include 10,000 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after April 1, 1997.
(10) Includes 1,094,500 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 1, 1997. Does not include 432,750 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after April 1, 1997.

OPTIONS TO PURCHASE SUBSIDIARY SHARES

       The Company has granted to certain key executives options to acquire shares of certain subsidiaries, other than Efrat, as a means of providing incentives directly tied to the performance of those subsidiaries for which different executives have direct responsibility. Such options have been granted to executive officers of the Company as set forth under "Employment Agreements". Options have been granted to other key employees which, upon exercise, would represent in the aggregate between approximately 2.4% and approximately 23.6% of the outstanding shares of the relevant subsidiaries. In general, these options have terms of up to ten years, become exercisable and vest in equal ratable annual increments over periods ranging from three to five years from the first anniversary of the date of initial grant, and have exercise prices equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors. Upon the exercise, in whole or in part, of any option, Comverse will receive an irrevocable proxy to vote the underlying shares and a right of first refusal to purchase the shares upon any proposed sale, transfer or other disposition, until such time as the shares shall have been sold in a bona fide open market transaction.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The Company paid William F. Sorin, a director of the Company, an aggregate of approximately $254,000 for legal services rendered to the Company during the year ended December 31, 1996.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMVERSE TECHNOLOGY, INC.
                                         (Registrant)


                              By: S/ Kobi Alexander
                                  ----------------------------------------
                                  Kobi Alexander
                                  President, Chairman of the Board
                                  and Chief Executive Officer