Form 10-Q
period 1997-03-31
COMVERSE TECHNOLOGY INC/NY/
filed 1997-05-13
CIK 803014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1997

                                       or

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

                                                        [X] Yes    [ ] No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of May 5, 1997 was 24,848,384


                            Page 1 of 16 Total Pages
                       (Exhibit Index Appears on Page 14)

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.  Financial Statements.

                                                                     Page
                                                                     ----

 1.      Condensed Consolidated Balance Sheets as
         of December 31, 1996 and March 31, 1997                       3

 2.      Condensed Consolidated Statements of Income
         for the Three Month Periods Ended March 31, 1996
         and March 31, 1997                                            4

 3.      Condensed Consolidated Statements of Cash
         Flows for the Three Month Periods Ended
         March 31, 1996 and March 31, 1997                             5

 4.      Notes to Condensed Consolidated Financial
         Statements                                                    6


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                8


                           Page 2 of 16 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                    ASSETS                                                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                        DECEMBER 31,    MARCH 31,             DECEMBER 31,              MARCH 31,
                                            1996*         1997                    1996*                    1997
                                                       (Unaudited)             (Unaudited)

Current assets:                                                     Current liabilities:
 Cash and cash equivalents                  $196,724     $165,201   Accounts payable and
 Bank time deposits and                                               accrued expenses                   $ 40,531   $ 45,791
   short-term investments                     49,464       83,388   Bank loans                             11,195     11,192
 Accounts receivable, net                     63,540       71,504   Advance payments
 Inventories                                  31,494       30,325     from customers                        6,400      7,151
 Prepaid expenses and                                               Due to related parties                    502        384
   other current assets                        9,755       12,528   Other current liabilities                 100        101
                                            --------     --------                                        --------   --------
 Total current  assets                       350,977      362,946   Total current liabilities              58,728     64,619

                                                                    Convertible
                                                                    Subordinated Debentures               115,000    115,000

Long-term receivables, net                     1,033        3,012   Liability for severance pay             2,708      3,421
                                                                    Other liabilities                       2,407      2,197
                                                                                                         --------   --------
Property and equipment                        32,463       34,568       Total liabilities                 178,843    185,237
Less:  accumulated depreci-
  ation and amortization                     (14,422)     (15,868)  Stockholders' equity:
                                            --------     --------   Common Stock, $.10 par value
                                              18,041       18,700     authorized 100,000,000 shares;
Investments                                    5,788        6,194     issued and outstanding
                                                                      24,741,228 and 24,829,870             2,474      2,483
Goodwill, net                                    308          293   Additional paid-in-capital            136,737    137,555
                                                                    Cumulative translation adjustment         (56)       (41)
Software development costs, net               10,143       10,759   Unrealized gain on available for
                                                                      sale securities, net of tax           1,547        956
Other intangible assets, net                   1,330        1,264   Retained earnings                      71,356     80,943
                                                                                                         --------   --------
                                                                       Total stockholders' equity         212,058    221,896
Deferred costs and other assets, net           3,281        3,965                                        --------   --------
                                            --------     --------                                       $390,901    $407,133
                                            $390,901     $407,133                                       ========    ========
                                            ========     ========

   *The Condensed Consolidated Balance Sheet as of December 31, 1996 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.
   The accompanying notes are an integral part of these financial statements.


                           Page 3 of 16 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                              1996       1997
Revenues:

     Sales                                   $40,410    $63,473
     Interest and other income                 1,786      4,045
                                             -------    -------
       Total revenues                         42,196     67,518

Costs and expenses:

     Research and development                  7,773     12,110
     Less reimbursement                       (1,817)    (3,434)
                                             -------    -------
     Net research and development              5,956      8,676

     Cost of sales                            17,352     26,933
     Selling, general and administrative      10,787     17,076
     Royalties and license fees                  839      1,591
     Minority interest and
      equity in gain of affiliates                 -       (226)
     Interest expense and other                1,139      2,798
                                             -------    -------
       Total costs and expenses               36,073     56,848
                                             -------    -------

Income before income tax provision             6,123     10,670
Income tax provision                             616      1,083
                                             -------    -------

Net  income                                  $ 5,507    $ 9,587
                                             =======    =======

Primary and fully diluted earnings per share $  0.24    $  0.36
                                             =======    =======

             The accompanying notes are an integral part of these
                             financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1996        1997
Cash flows from operating activities:
  Net cash from operations after adjustment
    for non-cash items                                     $  5,196    $ 11,309
  Changes in assets and liabilities:
  Accounts receivable and long-term receivables               1,900      (9,943)
  Inventories                                                  (436)      1,169
  Prepaid expenses and other current assets                    (599)     (2,897)
  Accounts payable and accrued expenses                       2,896       5,260
  Advance payments from customers                            (2,013)        751
  Due to related parties                                        (86)       (118)
  Liability for severance pay                                   497         713
                                                           --------    --------
Net cash provided by operating activities                     7,355       6,244

Cash flows from investing activities:
  Maturities and sales (purchase) of bank time deposits
   and investments, net                                      (9,432)    (34,655)
  Purchases of property and equipment                        (1,124)     (2,105)
  Increase in software development costs                     (1,152)     (1,534)
  Other                                                          87        (266)
                                                           --------    --------
Net cash used in investing activities                       (11,621)    (38,560)

Cash flows from financing activities:
  Increase (decrease) in short and long term debt, net         (291)        (34)
  Proceeds from issuance of common stock                        535         827
                                                           --------    --------
Net cash provided by financing activities                       244         793

Net decrease in cash and cash equivalents                    (4,022)    (31,523)
Cash and cash equivalents, beginning of period               99,862     196,724
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 95,840    $165,201
                                                           ========    ========

              The accompanying notes are an integral part of these
                             financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



         BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1996. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

         INVENTORIES. The composition of inventories at December 31, 1996 and March 31, 1997 is as follows:


                     DECEMBER 31,       MARCH 31,
                         1996             1997
                            (In thousands)

Raw materials           $17,681          $16,062
Work in process           7,853            8,210
Finished goods            5,960            6,053
                        -------          -------
                        $31,494          $30,325
                        =======          =======

          RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a substantial portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the three month period ended March 31, 1997, gross research and development expenses amounted to approximately $12,110,000, of which approximately $3,434,000 was reimbursed.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties."

          EARNINGS PER SHARE. For the three month periods ended March 31, 1996 and 1997, the computation of earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The assumed conversion of the convertible subordinated debentures is antidilutive. The shares used in the computations are as follows:

                           THREE MONTHS ENDED
                               MARCH 31,
                             1996      1997
                             (In thousands)
          Primary            23,002    26,989
          Fully diluted      23,155    26,989


                           Page 6 of 16 Total Pages

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("FAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. FAS 128 requires the disclosure of "basic" and "diluted" earnings per share (as those terms are defined in FAS
128), replacing "primary" and "fully diluted" earnings per share (as currently reported). Basic earnings per share, determined in accordance with FAS 128, would have been $0.26 and $0.39 for the three month periods ended March 31, 1996 and 1997, respectively. Diluted earnings per share, determined in accordance with FAS 128, would not be materially different from the reported fully diluted earnings per share amounts for the three month periods ended March 31, 1996 and 1997, respectively.

                           Page 7 of 16 Total Pages

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

          RESULTS OF OPERATIONS.

          Total Revenues. Total revenues for the three month period ended March 31, 1997 increased by approximately $25,322,000 (60%) from the corresponding period in 1996. The increase is attributable primarily to a higher volume of sales of systems and parts. Sales for the three month period ended March 31, 1997 increased by approximately $23,063,000 (57%) from the 1996 period. The growth in sales occurred primarily in the TRILOGUE product line. Interest and other income for the three month period ended March 31, 1997 increased by approximately $2,259,000 (126%) from the corresponding period in 1996, resulting from increased interest and dividend income, the investment of funds generated through the issuance of convertible subordinated debentures in October 1996, and realized gains on sales of short-term investments.

          Cost of Sales.  Cost of sales for the three month period ended March
          -------------
31, 1997 increased by approximately $9,581,000 (55%) from the corresponding period in 1996. The increase is attributable primarily to the increase in sales. Gross margin (expressed as a percentage of sales) for the three month period ended March 31, 1997 increased to approximately 57.6% from approximately 57.1% during the corresponding 1996 period.

          Research and Development Expenses.  Gross research and development
          ----------------------------------
expenses for the three month period ended March 31, 1997 increased by approximately $4,337,000 (56%) from the corresponding period in 1996. Net research and development expenses, after reimbursement under government funding programs, for the three month period ended March 31, 1997 increased by approximately $2,720,000 (46%) from the corresponding period in 1996. Such increases are due to the overall growth of research and development operations, the initiation of significant new research and development projects, and increases in salaries and other costs associated with research and development operations in Israel.

          Selling, General and Administrative Expenses.  Selling, general and
          --------------------------------------------
administrative expenses for the three month period ended March 31, 1997 increased by approximately $6,289,000 (58%) from the corresponding period in 1996. Such increase was the result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

          Royalties and License Fees.  Royalties and license fees for the three
          ---------------------------
month period ended March 31, 1997 increased by approximately $752,000 (90%) from the corresponding period in 1996. Royalties and license fees as a percentage of sales increased from approximately 2.1% in the 1996 period to approximately 2.5% in the 1997 period, reflecting an increase in the royalty rate payable to a funding agency.

                           Page 8 of 16 Total Pages

          Income Tax Provision.  Provision for income taxes for the three month
          ---------------------
period ended March 31, 1997 increased by approximately $467,000 (76%) from the corresponding period in 1996. The Company's overall effective tax rate was approximately 10% in the 1996 and 1997 periods. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its subsidiaries in Israel.

          Net Income.  Net income after taxes for the three month period ended
          -----------
March 31, 1997 increased by approximately $4,080,000 (74%) from the corresponding period in 1996, primarily as a result of the factors described above. Net income after taxes as a percentage of total revenues increased to approximately 14.2% in the three month period ended March 31, 1997 from approximately 13.1% in the corresponding period in 1996.


          LIQUIDITY AND CAPITAL RESOURCES. At march 31, 1997, the Company had cash and cash equivalents of approximately $165,201,000, bank time deposits and short-term investments of approximately $83,388,000 and working capital of approximately $298,327,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

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

          The Company maintains a portion of its assets in a variety of financial instruments, including government and corporate debt obligations, commercial paper, bank time deposits,


                           Page 9 of 16 Total Pages
money-market accounts, common and preferred stocks and mutual funds, both for purposes of cash management and, to some extent, as strategic and portfolio investments. Such activities subject the Company to the risks inherent in the capital markets generally, and to the performance of other businesses over which its has no direct control. The Company has made several investments in early-stage technology ventures and expects to make additional similar investments, primarily in Israel and in the United States. Such investments entail substantial risks due to factors such as the limited operating histories of such ventures and the typical illiquidity of their securities. While the Company does not regard its portfolio and strategic investment activities as a primary element of its overall business plan, it expects to continue to allocate some of its liquid assets, comprising a portion of funds not required for working capital or acquisition plans, for these purposes. Given the magnitude of the Company's liquid assets relative to its overall size, the results of its operations in the future may, to a greater degree than in the past, be affected by the results of the Company's capital management and investment activities and the risks associated with those activities.

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

          The industries in which the Company is principally involved are highly competitive and characterized by frequent technological and market changes. The voice processing and enhanced services platform industry has experienced a continuing evolution of product offerings and alternatives for delivery of services. These trends have affected and may be expected to have a significant continuing influence on conditions in the industry, although the impact on the industry generally and on the Company's position in the industry cannot be predicted with assurance. Significant changes in the industry make planning decisions more difficult and increase the risk inherent in the planning process. The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to

                           Page 10 of 16 Total Pages
redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

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

          The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a number of world markets. The cost to the Company of attracting and retaining qualified scientific, engineering and technical personnel is increasing and may be expected to continue to increase as the demand for such personnel is growing rapidly worldwide. In particular, the Company's costs of operations have been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in personnel costs reflecting the rapid expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of

                           Page 11 of 16 Total Pages
the Israeli shekel against the U.S. dollar, and accordingly has had a negative impact on the Company's overall results of operations.

          A significant portion of the Company's research and development and manufacturing operations are located in Israel and may be affected by regulatory, political, military and economic conditions in that country. The Company's historical operating results reflect substantial benefits from programs sponsored by the Israeli government for the support of research and development, as well as favorable tax rates available to "Approved Enterprises" in Israel. The Israeli government has indicated its intention to reexamine certain of its policies in these areas. It recently acted to increase, from between 2% and 3% of associated product sales to between 3% and 5% of associated product revenues (including service and other related revenues), the annual rate of royalties to be applied to repayment of amounts received as reimbursement of qualified research and development expenditures under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, in which the Company has regularly participated and under which it continues to receive significant reimbursement. The Company's repayment of amounts received under the program will be accelerated through these higher royalty rates until repayment is completed. The Israeli authorities have also indicated that this funding program may be reduced generally, and that consideration is being given to limiting the funding available to larger entities, such as the Company. Accordingly, the Company anticipates that the percentage of its total research and development expenditures reimbursed under this program, which has declined significantly in recent years, will continue to decline in the future. The Israeli government has also recently shortened the period of the tax moratorium applicable to "Approved Enterprises" from four years to two years. Although this change does not affect the tax status of any of the Company's current projects, it will apply to any future "Approved Enterprises" of the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in or take advantage of those programs, the cost to the Company of its operations in Israel would materially increase and there would be an adverse effect on the results of the Company's operations as a whole.

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

          The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. During recent periods, share prices of companies in technology and government contracting


                           Page 12 of 16 Total Pages
businesses, and particularly smaller and medium-sized publicly traded companies such as the Company, have exhibited a high degree of volatility. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period, which may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the computer and telecommunications industries generally, and in the voice processing industry in particular, which may not have any direct relationship with the Company's business or prospects.


          FORWARD-LOOKING STATEMENTS. From time to time, thE Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto.

          The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its annual report to shareholders, in its proxy statements, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

          By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors, including without limitation those discussed under "Certain Trends and Uncertainties" and elsewhere in this report. Investors and others should carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

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

                           Page 13 of 16 Total Pages

                                    PART II

                               Other Information
                               -----------------


ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)   Exhibit Index.
      --------------
      Item
      Number    Exhibit                                   Page
      ------    -------                                   ----

        11.     Statement re computation of
                per share earnings.                         16

        27.     Financial data schedule           Filed electronically


(b)   Reports on Form 8-K.
      --------------------

      None



                           Page 14 of 16 Total Pages

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMVERSE TECHNOLOGY, INC.


Dated:  May 12, 1997              S / Kobi Alexander
                                  ------------------
                                  Kobi Alexander
                                  President, Chairman of the Board
                                  and Chief Executive Officer


Dated:  May 12, 1997              S / Igal Nissim
                                  ---------------
                                  Igal Nissim
                                  Chief Financial Officer



                           Page 15 of 16 Total Pages