Form 10-Q
period 1997-06-30
COMVERSE TECHNOLOGY INC/NY/
filed 1997-08-06
CIK 803014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

                                       or

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

                                                        [X] Yes    [ ] No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of August 4, 1997 was 25,145,907


                            Page 1 of 18 Total Pages
                       (Exhibit Index Appears on Page 15)

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  Financial Statements.
                                                               Page
                                                               ----

 1.      Condensed Consolidated Balance Sheets as
         of December 31, 1996 and June 30, 1997                 3

 2.      Condensed Consolidated Statements of Income
         for the Three Month and Six Month Periods Ended
         June 30, 1996 and June 30, 1997                        4

 3.      Condensed Consolidated Statements of Cash
         Flows for the Six Month Periods Ended
         June 30, 1996 and June 30, 1997                        5

 4.      Notes to Condensed Consolidated Financial
         Statements                                             6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.         8

                           Page 2 of 18 Total Pages

                  COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                    ASSETS                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                    DECEMBER 31,    JUNE 30,                                      DECEMBER 31,   JUNE 30,
                                      1996*         1997                                             1996*        1997
                                                 (Unaudited)                                                  (Unaudited)
Current assets:                                               Current liabilities:
 Cash and cash equivalents            $196,724     $142,710   Accounts payable and
 Bank time deposits and                                       accrued expenses                    $ 40,531   $ 51,436
   short-term investments               49,464      111,175   Bank loans                            11,195     11,647
 Accounts receivable, net               63,540       76,549   Advance payments
 Inventories                            31,494       31,959   from customers                         6,400      6,762
 Prepaid expenses and                                         Due to related parties                   502        520
   other current assets                  9,755       18,400   Other current liabilities                100        101
                                      --------     --------                                       --------   --------

 Total current  assets                 350,977      380,793   Total current liabilities             58,728     70,466
                                                              Convertible
                                                              Subordinated Debentures              115,000    115,000

Long-term receivables, net               1,033          891   Liability for severance pay







2,708      3,140
                                                              Other liabilities                      2,407      2,214
                                                                                                  --------   --------
Property and equipment                  32,463       38,250
Less:  accumulated depreci-                                   Total liabilities                    178,843    190,820
  ation and amortization               (14,422)     (17,354)                                        18,041     20,896
                                      --------     --------                                       --------   --------
Stockholders' equity:
Common Stock, $.10 par value
Investments                              5,788        6,092   authorized 100,000,000 shares;
issued and outstanding
Goodwill, net                              308          278   24,741,228 and 25,103,103              2,474      2,510
                                                              Additional paid-in-capital           136,737    139,389
Software development costs, net         10,143       11,372   Cumulative translation adjustment        (56)       (61)
Unrealized gain on available for
Other intangible assets, net             1,330        1,171   sale securities, net of tax            1,547      1,106
                                                              Retained earnings                     71,356     91,713
                                                                                                  --------   --------
Deferred costs and other assets, net     3,281        3,984   Total stockholders' equity           212,058    234,657
                                      --------     --------                                       --------   --------
                                      $390,901     $425,477                                       $390,901   $425,477
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

                               Page 3 of 18 Total Pages

                  COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         SIX MONTHS ENDED     THREE MONTHS ENDED
                                                              JUNE 30,            JUNE 30,
                                                         1996       1997       1996       1997
Revenues:
     Sales                                              $87,039   $130,488    $46,629    $67,015
     Interest and other income                            3,864      8,222      2,078      4,176
                                                        -------   --------    -------    -------
       Total revenues                                    90,903    138,710     48,707     71,191

Costs and expenses:
     Research and development                            16,374     24,947      8,601     12,837
     Less reimbursement                                  (3,925)    (7,185)    (2,108)    (3,751)
                                                        -------   --------    -------    -------
     Net research and development                        12,449     17,762      6,493      9,086

     Cost of sales                                       37,366     55,372     20,014     28,439
     Selling, general and administrative                 23,614     34,749     12,827     17,672
     Royalties and license fees                           1,760      3,213        921      1,622
     Minority interest and
      equity in loss of affiliates                         (150)      (128)      (150)        98
     Interest expense and other                           2,621      5,107      1,482      2,309
                                                        -------   --------    -------    -------
       Total costs and expenses                          77,660    116,075     41,587     59,226
                                                        -------   --------    -------    -------

Income before gain on issuance of subsidiary shares
     and income tax provision                            13,243     22,635      7,120     11,965
Gain on issuance of subsidiary shares                       535          -        535          -
                                                        -------   --------    -------    -------
Income before income tax provision                       13,778     22,635      7,655     11,965
Income tax provision                                      1,420      2,278        804      1,195
                                                        -------   --------    -------    -------
Net  income                                             $12,358   $ 20,357    $ 6,851    $10,770
                                                        =======   ========    =======    =======

Earnings per share:
     Primary                                              $0.53      $0.75      $0.29      $0.40
                                                        =======   ========    =======    =======
     Fully diluted                                        $0.52      $0.75      $0.29      $0.40
                                                        =======   ========    =======    =======

  The accompanying notes are an integral part of these financial statements.

                               Page 4 of 18 Total Pages

                  COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             1996       1997
Cash flows from operating activities:
  Net cash from operations after adjustment
    for non-cash items                                     $ 12,257   $ 24,636
  Changes in assets and liabilities:
  Accounts receivable and long-term receivables              (6,057)   (12,867)
  Inventories                                                (6,145)      (465)
  Prepaid expenses and other current assets                  (4,232)    (8,785)
  Accounts payable and accrued expenses                      10,290     10,905
  Advance payments from customers                            (1,167)       362
  Due to related parties                                         79         18
  Liability for severance pay                                   487        432
                                                           --------   --------
Net cash provided by operating activities                     5,512     14,236

Cash flows from investing activities:
  Maturities and sales (purchase) of bank time deposits
   and investments, net                                     (13,493)   (62,456)
  Purchases of property and equipment                        (2,619)    (5,787)
  Increase in software development costs                     (2,322)    (3,066)
  Other                                                          25          -
                                                           --------   --------
Net cash used in investing activities                       (18,409)   (71,309)

Cash flows from financing activities:
  (Decrease) increase in short and long term debt, net         (224)       371
  Proceeds from issuance of common stock                      1,092      2,688
                                                           --------   --------
Net cash provided by financing activities                       868      3,059

Net decrease in cash and cash equivalents                   (12,029)   (54,014)
Cash and cash equivalents, beginning of period               99,862    196,724
                                                           --------   --------
Cash and cash equivalents, end of period                   $ 87,833   $142,710
                                                           ========   ========

              The accompanying notes are an integral part of these
                             financial statements.

                           Page 5 of 18 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



         Basis of Presentation. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1996. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

         Inventories. The composition of inventories at December 31, 1996 and June 30, 1997 is as follows:

                                December 31,   June 30,
                                  1996          1997
                                    (In thousands)

          Raw materials           $17,681     $17,183
          Work in process           7,853       8,439
          Finished goods            5,960       6,337
                                  -------     -------
                                  $31,494     $31,959
                                  =======     =======

          Research and Development Expenses. The Company has historically supported a substantial portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the six month and three month periods ended June 30, 1997, gross research and development expenses amounted to approximately $24,947,000 and $12,837,000, respectively, of which approximately $7,185,000 and $3,751,000, respectively, was reimbursed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Trends and Uncertainties."

          Earnings Per Share. For the six month and three month periods ended June 30, 1996 and 1997, the computation of earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The assumed conversion of the convertible subordinated debentures is antidilutive. The shares used in the computations are as follows:


                         Six months ended    Three months ended
                             June 30,             June 30,
                          1996     1997        1996      1997
                                   (In thousands)
      Primary             23,105   27,018      23,280    27,047
      Fully diluted       26,345   27,125      26,512    27,261

                           Page 6 of 18 Total Pages

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("FAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. FAS 128 requires the disclosure of "basic" and "diluted" earnings per share (as those terms are defined in FAS
128), replacing "primary" and "fully diluted" earnings per share (as currently reported). Basic earnings per share, determined in accordance with FAS 128, would have been $0.58 and $0.32 for the six and three month periods ended June 30, 1996, respectively, and $0.82 and $0.43 for the six and three month periods ended June 30, 1997, respectively. Diluted earnings per share, determined in accordance with FAS 128, would have been $0.53 and $0.29 for the six month and three month periods ended June 30, 1996, respectively, and $0.75 and $0.40 for the six and three month periods ended June 30, 1997, respectively.

                           Page 7 of 18 Total Pages

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


          RESULTS OF OPERATIONS.

          Total Revenues.  Total revenues for the six month and three month
          --------------
periods ended June 30, 1997 increased by approximately $47,807,000 (53%) and approximately $22,484,000 (46%), respectively, from the corresponding periods in 1996. The increase is attributable primarily to a higher volume of sales of systems and parts. Sales for the six month and three month periods ended June 30, 1997 increased by approximately $43,449,000 (50%) and approximately $20,386,000 (44%), respectively, from the 1996 periods. The growth in sales occurred primarily in the TRILOGUE product line. Interest and other income for the six month and three month periods ended June 30, 1997 increased by approximately $4,358,000 (113%) and approximately $2,098,000 (101%), respectively, from the corresponding periods in 1996, resulting from increased interest and dividend income, the investment of funds generated through the issuance of convertible subordinated debentures in October 1996, and realized gains on sales of investments.

          Cost of Sales.  Cost of sales for the six month and three month
          -------------
periods ended June 30, 1997 increased by approximately $18,006,000 (48%) and approximately $8,425,000 (42%), respectively, from the corresponding periods in 1996. The increase is attributable primarily to the increase in sales. Gross margin (expressed as a percentage of sales) for the six month and three month periods ended June 30, 1997 increased to approximately 57.6% from approximately 57.1% during the corresponding 1996 periods.

          Research and Development Expenses.  Gross research and development
          ---------------------------------
expenses for the six month and three month periods ended June 30, 1997 increased by approximately $8,573,000 (52%) and approximately $4,236,000 (49%), respectively, from the corresponding periods in 1996. Net research and development expenses, after reimbursement under government funding programs, for the six month and three month periods ended June 30, 1997 increased by approximately $5,313,000 (43%) and approximately $2,593,000 (40%), respectively, from the corresponding periods in 1996. Such increases are due to the overall growth of research and development operations, the initiation of significant new research and development projects, and increases in salaries and other costs associated with research and development operations in Israel.

          Selling, General and Administrative Expenses.  Selling, general and
          --------------------------------------------
administrative expenses for the six month and three month periods ended June 30, 1997 increased by approximately $11,135,000 (47%) and approximately $4,845,000 (38%), respectively, from the corresponding periods in 1996. Such increase was the result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

                           Page 8 of 18 Total Pages

          Royalties and License Fees.  Royalties and license fees for the six
          --------------------------
month and three month periods ended June 30, 1997 increased by approximately $1,453,000 (83%) and approximately $701,000 (76%), respectively, from the corresponding periods in 1996. Royalties and license fees, for the six month and three month periods ended June 30, 1997, as a percentage of sales increased from approximately 2.0% in the 1996 periods to approximately 2.5% and 2.4%, respectively, in the 1997 periods, reflecting an increase in the royalty rate payable to a funding agency.

          Income Tax Provision.  Provision for income taxes for the six month
          --------------------
and three month periods ended June 30, 1997 increased by approximately $858,000 (60%) and approximately $391,000 (49%), respectively, from the corresponding periods in 1996. The Company's overall effective tax rate was approximately 10.3% and 10.5% in the six and three month periods ended June 30, 1996, respectively, and 10.1% and 10.0% in the six and three month periods ended June 30, 1997, respectively. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its subsidiaries in Israel.

          Net Income.  Net income after taxes for the six month and three month
          ----------
periods ended June 30, 1997 increased by approximately $7,999,000 (65%) and approximately $3,919,000 (57%), respectively, from the corresponding periods in 1996, primarily as a result of the factors described above. Net income after taxes as a percentage of total revenues increased to approximately 14.7% and 15.1%, respectively, in the six month and three month periods ended June 30, 1997 from approximately 13.6% and 14.1%, respectively, in the corresponding periods in 1996.


          LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1997, the company had cash and cash equivalents of approximately $142,710,000, bank time deposits and short-term investments of approximately $111,175,000 and working capital of approximately $310,327,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

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

                           Page 9 of 18 Total Pages

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

          The industries in which the Company is principally involved are highly competitive and characterized by frequent technological and market changes. The voice processing and enhanced services platform industry has experienced a continuing evolution of product offerings and alternatives for delivery of services. These trends have affected and may be expected to have a significant continuing influence on conditions in the industry, although the impact on the

                           Page 10 of 18 Total Pages
industry generally and on the Company's position in the industry cannot be predicted with assurance. Significant changes in the industry make planning decisions more difficult and increase the risk inherent in the planning process. The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

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

          The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The increase in research and development expenditures reflects the Company's concentration on

                           Page 11 of 18 Total Pages
enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a number of world markets. The cost to the Company of attracting and retaining qualified scientific, engineering and technical personnel is increasing and may be expected to continue to increase as the demand for such personnel is growing rapidly worldwide. In particular, the Company's costs of operations have been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in personnel costs reflecting the rapid expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, and accordingly has had a negative impact on the Company's overall results of operations.

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

          The Company currently derives a majority of its sales from customers outside of the United States. International transactions involve particular risks, including political decisions

                           Page 12 of 18 Total Pages
affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Volatility in international currency exchange rates may have a significant impact on the Company's operating results, either as a result of adverse changes in exchange rates or by the cost of hedging the risk of such changes. The Company is not always able to hedge the exchange rate risks associated with its contracts denominated in foreign currencies, and in certain instances elects not to hedge such risks as a result of cost and other factors. The failure to hedge in certain instances has had an adverse impact on the Company's operating results in recent periods.

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

          The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its annual report to shareholders, in its proxy statements, in its press releases, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

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

                           Page 13 of 18 Total Pages

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

                           Page 14 of 18 Total Pages

                                    PART II

                               Other Information
                               -----------------


ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
(a)      Exhibit Index.
         --------------

      Item
      Number    Exhibit                                   Page
      ------    -------                                   ----

        11.     Statement re computation of
                per share earnings.                     17 and 18

        27.     Financial data schedule              Filed electronically

(b)   Reports on Form 8-K.
      --------------------

      None

                           Page 15 of 18 Total Pages

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMVERSE TECHNOLOGY, INC.


Dated:  August 5, 1997            /s/ Kobi Alexander
                                  --------------------------------
                                  Kobi Alexander
                                  President, Chairman of the Board
                                  and Chief Executive Officer


Dated:  August 5, 1997            /s/ Igal Nissim
                                  --------------------------------
                                  Igal Nissim
                                  Chief Financial Officer

                           Page 16 of 18 Total Pages