Form 10-Q
period 1997-09-30
COMVERSE TECHNOLOGY INC/NY/
filed 1997-11-12
CIK 803014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1997

                                       or

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

                                 [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       The number of shares of Common Stock, par value $0.10 per share, outstanding as of November 6, 1997 was 25,200,257

                            Page 1 of 18 Total Pages
                       (Exhibit Index Appears on Page 15)

                                     PART I

                              FINANCIAL INFORMATION

                                                                  Page
                                                                  ----

ITEM 1.  Financial Statements

   1.    Condensed Consolidated Balance Sheets as
         of December 31, 1996 and September 30, 1997                3

   2.    Condensed Consolidated Statements of Income
         for the Three Month and Nine Month Periods
         Ended September 30, 1996 and September 30, 1997            4

   3.    Condensed Consolidated Statements of Cash Flows
         for the Nine Month Periods Ended
         September 30, 1996 and September 30, 1997                  5

   4.    Notes to Condensed Consolidated Financial
         Statements                                                 6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              8

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                   DECEMBER 31,   SEPTEMBER 30,
                                                       1996*          1997
                                                                   (Unaudited)


Current assets:
    Cash and cash equivalents                     $   196,724      $   149,074
    Bank time deposits and
      short-term investments                           49,464          113,600
    Accounts receivable, net                           63,540           79,233
    Inventories                                        31,494           35,030
    Prepaid expenses and
      other current assets                              9,755           20,265
                                                  -----------       ----------
    Total current  assets                             350,977          397,202



Long-term receivables, net                              1,033              860

Property and equipment                                 32,463           41,626
Less:  accumulated depreci-
    ation and amortization                            (14,422)         (18,910)
                                                  -----------       ----------
                                                       18,041           22,716


Investments                                             5,788            6,473

Goodwill, net                                             308              262

Software development costs, net                        10,143           12,028

Other intangible assets, net                            1,330            1,105

Deferred costs and other assets, net                    3,281            5,252
                                                  -----------       ----------

                                                  $   390,901       $  445,898
                                                  ===========       ==========




       LIABILITIES AND STOCKHOLDERS' EQUITY

                                          DECEMBER 31,       SEPTEMBER 30,
                                             1996*                 1997
                                                               (Unaudited)

  Current liabilities:
     Accounts payable and
       accrued expenses                    $    40,531        $   48,586
     Bank loans                                 11,195            16,916
     Advance payments
       from customers                            6,400             9,247
     Due to related parties                        502               812
     Other current liabilities                     100               103
                                           -----------        ----------

     Total current liabilities                  58,728            75,664
  Convertible
     Subordinated Debentures                   115,000           115,000

  Liability for severance pay                    2,708             3,526
  Other liabilities                              2,407             3,353
                                           -----------        ----------

        Total liabilities                      178,843           197,543


  Stockholders' equity:
  Common Stock, $.10 par value
      authorized 100,000,000 shares;
      issued and outstanding
       24,741,228 and 25,152,303                 2,474             2,515
  Additional paid-in-capital                   136,737           139,806
  Cumulative translation adjustment                (56)              (43)
  Unrealized gain on available for
      sale securities, net of tax                1,547             3,026
  Retained earnings                             71,356           103,051
                                           -----------        ----------
          Total stockholders' equity           212,058           248,355
                                           -----------        ----------

                                            $  390,901        $  445,898
                                           ===========        ==========

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

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,

                                                        1996                 1997                1996                 1997
Revenues:
         Sales                                       $   138,931        $   202,681        $    51,892           $    72,193
         Interest and other income                         6,080             11,973              2,216                 3,751
                                                     -----------        -----------        -----------           -----------
             Total revenues                              145,011            214,654             54,108                75,944

Costs and expenses:
         Research and development                         25,911             39,121              9,537                14,174
         Less reimbursement                           (    6,339)           (11,344)        (    2,414)          (     4,159)
                                                     -----------        -----------        -----------           -----------
         Net research and development                     19,572             27,777              7,123                10,015

         Cost of sales                                    59,476             85,953             22,110                30,581
         Selling, general and administrative              37,612             53,756             13,998                19,007
         Royalties and license fees                        2,948              4,981              1,188                 1,768
         Minority interest and equity
            in loss of affiliates                     (      232)         (      30)        (       82)                   98
         Interest expense and other                        4,289              6,997              1,668                 1,890
                                                     -----------        -----------        -----------           -----------
             Total costs and expenses                    123,665            179,434             46,005                63,359
                                                     -----------        -----------        -----------           -----------

Income before gain on issuance of
   subsidiary shares and income tax provision             21,346             35,220              8,103                12,585
Gain on issuance of subsidiary shares                        535                  -                  -                     -
                                                     -----------        -----------        -----------           -----------
Income before income tax provision                        21,881             35,220              8,103                12,585
                                                     -----------        -----------        -----------           -----------
Income tax provision                                       2,288              3,525                868                 1,247
                                                     -----------        -----------        -----------           -----------
Net  income                                          $    19,593         $   31,695         $    7,235           $    11,338
                                                     ===========         ==========         ==========           ===========

Earnings per share:
         Primary                                     $      0.84         $     1.17         $    0.31            $      0.42
                                                     ===========         ==========         =========            ===========

         Fully diluted                               $      0.82         $     1.17         $    0.30            $      0.42
                                                     ===========         ==========         =========            ===========

   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               1996               1997

Cash flows from operating activities:
     Net cash from operations after adjustments
       for non-cash items                                  $    21,293         $    38,320
     Changes in assets and liabilities:
     Accounts receivable and long-term receivables          (   14,224)        (    15,520)
     Inventories                                            (   13,792)        (     3,536)
     Prepaid expenses and other receivables                 (    2,898)        (    10,629)
     Accounts payable and accrued expenses                      12,806               8,055
     Advance payments from customers                        (    1,620)              2,847
     Due to related parties                                         51                 310
     Liability for severance pay                                   821                 818
                                                            ----------          ----------
Net cash provided by operating activities                        2,437              20,665

Cash flows from investing activities:
     Maturities and sales (purchases) of
        bank time deposits and investments, net             (   12,784)        (    63,342)
     Purchases of property and equipment                    (    5,842)        (     9,163)
     Increase in software development costs                 (    3,443)        (     4,574)
     Other                                                           4                   -
                                                            ----------          ----------
Net cash used in investing activities                       (   22,065)        (    77,079)

Cash flows from financing activities:
     (Decrease) increase in short- and
        long-term debt, net                                (      276)               5,654
     Proceeds from issuance of common stock                      1,572               3,110
                                                            ----------          ----------
Net cash provided by financing activities                        1,296               8,764

Net (decrease) in cash and cash equivalents                 (   18,332)        (    47,650)
Cash and cash equivalents, beginning of period                  99,862             196,724
                                                            ----------          ----------
Cash and cash equivalents, end of period                   $    81,530         $   149,074
                                                           ===========         ===========

              The accompanying notes are an integral part of these
                              financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1996. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

   INVENTORIES. The composition of inventories at December 31, 1996 and September 30, 1997 is as follows:

                                               DECEMBER 31,        SEPTEMBER 30,
                                                1996                  1997
                                                      (In thousands)

                  Raw materials               $    17,681          $    16,823
                  Work in process                   7,853                8,331
                  Finished goods                    5,960                9,876
                                              -----------          -----------
                                              $    31,494          $    35,030
                                              ===========          ===========

   RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a substantial portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the nine month and three month periods ended September 30, 1997, gross research and development expenses amounted to approximately $39,121,000 and $14,174,000, respectively, of which approximately $11,344,000 and $4,159,000, respectively, was reimbursed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Certain Trends and Uncertainties."

   EARNINGS PER SHARE. For the nine month and three month periods ended September 30, 1996 and 1997, the computation of earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The assumed conversion of the convertible subordinated debentures was antidilutive for the nine and three month periods ended September 30, 1997. The shares used in the computations are as follows:

                     NINE MONTHS ENDED                    THREE MONTHS ENDED
                       SEPTEMBER 30,                          SEPTEMBER 30,

                    1996          1997                     1996         1997
                                          (In thousands)

   Primary         23,243        27,081                    23,615       27,207
   Fully diluted   26,486        27,188                    26,864       27,315

                            Page 6 of 18 Total Pages

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("FAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. FAS 128 requires the disclosure of "basic" and "diluted" earnings per share (as those terms are defined in FAS
128), replacing "primary" and "fully diluted" earnings per share (as currently reported). Basic earnings per share, determined in accordance with FAS 128, would have been $0.91 and $0.34 for the nine and three month periods ended September 30, 1996, respectively, and $1.27 and $0.45 for the nine and three month periods ended September 30, 1997, respectively. Diluted earnings per share, determined in accordance with FAS 128, would have been $0.82 and $0.30 for the nine month and three month periods ended September 30, 1996, respectively, and $1.17 and $0.42 for the nine and three month periods ended September 30, 1997, respectively.

   MERGER WITH BOSTON TECHNOLOGY, INC. On August 21, 1997, the Company announced that it had agreed to merge with Boston Technology, Inc. ("Boston") in a stock merger in which the Company would issue .65 share of its common stock for each outstanding share of common stock of Boston. The merger, which is subject to various conditions, including approval by the shareholders of the Company and Boston, is expected to be completed toward the end of 1997 or the beginning of 1998. The merger of the companies will result in duplicate facilities, distribution channels and other relationships and the incurring of certain liabilities, which will result in adjustments and write-offs to the carrying value of certain assets and the accrual of certain liabilities upon the completion of the merger. The amount of these restructuring charges is not expected to exceed $70,000,000. In addition, approximately $10,000,000 of direct merger costs will be expensed upon the completion of the merger.

                            Page 7 of 18 Total Pages

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         RESULTS OF OPERATIONS.

      Total Revenues. Total revenues for the nine month and three month periods
      --------------
ended September 30, 1997 increased by approximately $69,643,000 (48%) and approximately $21,836,000 (40%), respectively, from the corresponding periods in 1996. The increase is attributable primarily to a higher volume of sales of systems and parts. Sales for the nine month and three month periods ended September 30, 1997 increased by approximately $63,750,000 (46%) and approximately $20,301,000 (39%), respectively, from the 1996 periods. The growth in sales occurred primarily in the TRILOGUE product line. Interest and other income for the nine month and three month periods ended September 30, 1997 increased by approximately $5,893,000 (97%) and $1,535,000 (69%), respectively, from the corresponding periods in 1996, resulting from increased interest and dividend income, the investment of funds generated through the issuance of convertible subordinated debentures in October 1996, and realized gains on sales of investments.

      Cost of Sales. Cost of sales for the nine month and three month periods
      -------------
ended September 30, 1997 increased by approximately $26,477,000 (45%) and approximately $8,471,000 (38%), respectively, from the corresponding periods in 1996. The increase is attributable primarily to the increase in sales. Gross margin (expressed as a percentage of sales) for the nine month and three month periods ended September 30, 1997 increased to approximately 57.6% from approximately 57.2% and 57.4%, respectively, from the corresponding 1996 periods.

     Research and Development Expenses. Gross research and development expenses
     ---------------------------------
for the nine month and three month periods ended September 30, 1997 increased by approximately $13,210,000 (51%) and approximately $4,637,000 (49%), respectively, from the corresponding periods in 1996. Net research and development expenses, after reimbursement under government funding programs, for the nine month and three month periods ended September 30, 1997 increased by approximately $8,205,000 (42%) and approximately $2,892,000 (41%), respectively, from the corresponding periods in 1996. Such increases are due to the overall growth of research and development operations, the initiation of significant new research and development projects, and increases in salaries and other costs associated with research and development operations, primarily in Israel.

     Selling, General and Administrative Expenses. Selling, general and
     --------------------------------------------
administrative expenses for the nine month and three month periods ended September 30, 1997 increased by approximately $16,144,000 (43%) and approximately $5,009,000 (36%), respectively, from the corresponding periods in 1996. Such increase was the result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

      Royalties and License Fees. Royalties and license fees for the nine month
      --------------------------
and three month periods ended September 30, 1997 increased by approximately $2,033,000 (69%) and approximately $580,000 (49%), respectively, from the corresponding periods in 1996. Royalties and license fees, for the nine month and three month periods ended September 30, 1997, as a percentage of sales increased from approximately 2.1% and 2.3%, respectively, in the 1996 periods to approximately 2.5% and 2.4%, respectively, in the 1997 periods, reflecting an increase in the royalty rate payable to a funding agency.

     Income Tax Provision. Provision for income taxes for the nine month and
     --------------------
three month periods ended September 30, 1997 increased by approximately $1,237,000 (54%) and approximately $379,000 (44%), respectively, from the corresponding periods in 1996. The Company's overall effective tax rate was approximately 10.5% and 10.7% in the nine and three month periods ended September 30, 1996, respectively, and 10.0% and 9.9% in the nine and three month periods ended September 30, 1997, respectively. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its subsidiaries in Israel.

     Net Income. Net income after taxes for the nine month and three month
     ----------
periods ended September 30, 1997 increased by approximately $12,102,000 (62%) and approximately $4,103,000 (57%), respectively, from the corresponding periods in 1996, primarily as a result of the factors described above. Net income after taxes as a percentage of total revenues increased to approximately 14.8% and 14.9%, respectively, in the nine month and three month periods ended September 30, 1997 from approximately 13.5% and 13.4%, respectively, in the corresponding periods in 1996.

     LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1997, the Company had cash and cash equivalents of approximately $149,074,000, bank time deposits and short-term investments of approximately $113,600,000 and working capital of approximately $321,538,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

     The Company regularly examines opportunities for strategic acquisitions of other companies or lines of business and anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or to raise additional funds to be used (in whole or in part) in payment for acquired securities or assets. See "Notes to Condensed Consolidated Financial Statements - Merger with Boston Technology, Inc." The issuance of such securities could be expected to have a dilutive impact on the Company's shareholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.

The Company's liquidity and capital resources have not been, and are not anticipated to be, materially affected by restrictions pertaining to the ability of its foreign subsidiaries to pay dividends or by withholding taxes associated with any such dividend payments.

     CERTAIN TRENDS AND UNCERTAINTIES. The Company has experienced rapid growth in recent periods, and intends to continue to grow, both through internal expansion and acquisitions. The Company regularly examines opportunities to acquire additional companies, businesses, technologies or product lines. See "Notes to Condensed Consolidated Financial Statements - Merger with Boston Technology, Inc." Although the Company's management believes that acquisitions present potentially cost-effective opportunities for growth, they also present significant financial, operational and legal risks to the Company. In order to maintain and improve operating results, the Company's management will be required to manage growth and expansion effectively. The Company's failure to effectively manage growth, including growth resulting from acquisitions, could have a material adverse effect on the Company's results of operations and financial condition.

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

     The Company has historically derived a significant portion of its revenue and operating profit from a relatively small number of contracts for large system installations with customers in both the commercial and government sectors. While the growth of the Company's business has reduced its dependence on any specific customers, it continues to emphasize large capacity systems in its product development and marketing strategies. Boston's business is also heavily dependent on large system installations for major service providers, and it has historically derived a large portion of its revenues from a relatively small number of customers. See "Notes to Condensed Consolidated Financial Statements Merger with Boston Technology, Inc." Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The Company believes that opportunities for large installations will continue to grow in both its commercial and government markets, and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. Although the

     Company is actively pursuing a number of significant procurement opportunities in the United States and internationally, both the timing of any eventual procurements and the probability of the Company's receipt of significant contract awards are uncertain. The degree of dependence by the Company on large orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

     The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a number of world markets. The cost to the Company of attracting and retaining qualified scientific, engineering and technical personnel is increasing and may be expected to continue to increase as the demand for such personnel is growing rapidly worldwide. In particular, the Company's costs of operations have been affected by significant increases in the cost of its operations in Israel, resulting both from general inflation and increases in personnel costs reflecting the rapid expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, and accordingly has had a negative impact on the Company's overall results of operations.

     A significant portion of the Company's research and development and manufacturing operations are located in Israel and may be affected by regulatory, political, military and economic conditions in that country. The Company's historical operating results reflect substantial benefits from programs sponsored by the Israeli government for the support of research and development, as well as favorable tax rates available to "Approved Enterprises" in Israel. The Israeli government has indicated its intention to reexamine certain of its policies in these areas. It recently acted to increase, from between 2% and 3% of associated product sales to between 3% and 5% of associated product revenues (including service and other related revenues), the annual rate of royalties to be applied to repayment of amounts received as reimbursement of qualified research and development expenditures under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, in which the Company has regularly participated and under which it continues to receive significant reimbursement. The Company's repayment of amounts received under the program will be accelerated through these higher royalty rates until repayment is completed. The Israeli authorities have also indicated that this funding program may be reduced generally, and that consideration is being given to limiting the funding available to larger entities, such as the Company. Accordingly, the Company anticipates that the percentage of its total research and development expenditures reimbursed under this program, which has declined significantly in recent years, will continue to decline in the future. The Israeli government has also recently shortened the period of the tax moratorium applicable to "Approved Enterprises" from four years to two years. Although this change does not affect the tax status of any of the Company's significant current projects, it will apply to any future "Approved Enterprises" of the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in or take advantage of those programs, the cost to the Company of its operations in Israel would materially increase and there would be an adverse effect on the results of the Company's operations as a whole.

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

     The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology and government contracting businesses, and particularly smaller and medium-sized publicly traded companies such as the Company, tend to exhibit a high degree of volatility. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period, which may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the computer and telecommunications industries generally, and in the voice processing industry in particular, which may not have any direct relationship with the Company's business or prospects.

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
           -------------

           Item
           Number          Exhibit                                 Page
           ------          -------                                 ----

               11.         Statement re computation of
                           per share earnings.                   17 and 18

               27.         Financial data schedule          Filed electronically

(b)        Reports on Form 8-K.
           --------------------

           On August 22, 1997, the Company filed a Current Report on Form 8-K reporting the execution of a definitive agreement providing for the merger of the Company with Boston Technology, Inc. See "Notes to Condensed Consolidated Financial Statements - Merger with Boston Technology, Inc."

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COMVERSE TECHNOLOGY, INC.

Dated:    November 10,  1997                   S/ Kobi Alexander
                                               --------------------------------
                                               Kobi Alexander
                                               President, Chairman of the Board
                                               and Chief Executive Officer

Dated:    November 10, 1997                    S/ Igal Nissim
                                               --------------------------------
                                               Igal Nissim
                                               Chief Financial Officer



                                 Page 16 or 18