Form 10-K
period 1997-12-31
COMVERSE TECHNOLOGY INC/NY/
filed 1998-03-30
CIK 803014

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   for the Fiscal Year ended December 31, 1997


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

                              Yes:[X]      No: [_]

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


                                      [X]


        The aggregate market value of the voting stock held by non-affiliates of the registrant on March 24 , 1998 was approximately $1,975,000,000. The closing price of the registrant's common stock on the NASDAQ National Market System on March 24, 1998 was $47.25 per share.

       There were 43,461,824 shares of the registrant's common stock outstanding on March 24, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

        The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information statement distributed in connection with the 1998 Annual Meeting of Shareholders of the registrant or in an amendment to this report on Form 10K/A.








                          ----------------------------



              TRILOGUE and Access NP are registered trademarks and
            TRILOGUE INfinity, AUDIODISK, ULTRA, and SignalWare are
                           trademarks of the Company.

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

         Comverse Technology, Inc., a New York corporation ("Comverse" and, together with its subsidiaries, the "Company"), designs, develops, manufactures, markets and supports computer and telecommunications systems and software for multimedia communications and information processing applications. The Company's products are used in a broad range of applications by fixed and wireless telephone network operators, government agencies, call centers, financial institutions and other public and commercial organizations worldwide.

             The Company's line of enhanced services platform products enable telecommunications network operators to offer a variety of revenue-generating services that are accessible to large numbers of simultaneous users, including a broad range of integrated messaging, information distribution and personal assistant services, such as call answering, voice mail, fax mail, unified messaging, pre-paid services, short text messaging and audiotext. The Company's Comverse Network Systems ("CNS") Division's principal market consists of organizations that use the systems to provide services to the public, usually on a subscription or pay-per-usage basis, and includes both fixed and wireless telephone network operators and other telecommunications services organizations.

         In January 1998, Boston Technology, Inc., a Delaware corporation ("Boston"), merged with and into Comverse in a transaction in which former shareholders of Boston received an aggregate of 18,141,185, shares of Comverse's Common Stock, par value $0.10 per share ("Common Stock"). Boston, like the Company's CNS Division, manufactures multimedia enhanced services platforms for service provider organizations, including both fixed and wireless telephone network operators. Boston's enhanced services platforms are similar in features to those of the Company, but have traditionally been sold to different market segments, which include, among others, several of the Regional Bell Operating
Companies in the United States and NTT in Japan. Prior to its merger with Boston, Comverse's marketing efforts were focused primarily on international network operators, as well as wireless personal communications network operators in the United States. The business and assets of Boston have been combined with the CNS Division following the merger of Boston with Comverse (the "Merger"). Except for financial information and as otherwise indicated, discussion of the business of the Company in this report includes the business of Boston.

     The Company markets its enhanced services platforms throughout the world, with its own direct sales force and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. The Company is the market-share leader in providing large capacity enhanced services platforms for wireless and wireline telecommunications network operators. More than 250 fixed and wireless telephone network operators in more than 65 countries, including 13 of the 20 largest telephone companies in the world, have selected the Company's platforms to provide enhanced telecommunications services to their public customers. CNS customers include, among others, AT&T (USA), Bell Atlantic (USA), BellSouth (USA), Deutsche Telekom (Germany), Hongkong Telecom (Hong Kong), NTT (Japan), SBC Communications (USA), SFR (France), Sprint PCS
(USA), Telebras (Brazil), Telecom Italia (Italy), Telmex (Mexico) and Telstra (Australia).

         The Company's Comverse Information Systems ("CIS") Division manufactures multiple channel, multimedia digital monitoring systems, which support the monitoring, recording, surveillance, and information gathering and analysis activities of law enforcement and intelligence agencies, and digital recording systems which support the voice, fax and data recording and analysis activities of a variety of governmental and commercial organizations. The Company's monitoring systems enable many simultaneous users to monitor, record and process voice, image (facsimile) and data communications from multiple channels in a variety of analog and digital formats, provide facilities for archiving large volumes of recorded information and allow the use of computer database processing techniques for analysis, management and retrieval operations. The systems have been sold to law enforcement, military and intelligence agencies that monitor and record communication channels for a variety of purposes, such as surveillance in support of police actions and the collection and processing of information for intelligence analysis. Customers such as inbound and outbound call centers, commercial organizations, emergency service (e.g., "911") providers, correctional facilities, public health and safety organizations and financial institutions, use the Company's call recording systems to record and process large volumes of audio, image and data communications. Traditionally, analog tape recorders, alone or coupled with a variety of special purpose devices, have been used for these applications. The worldwide growth in telecommunications traffic in general and digital communications in particular, and the increasing use of a variety of digital transmission formats in telecommunications networks, have created a need for user organizations to modernize their monitoring, recording and processing capabilities. The Company's systems provide a number of advantages over analog, tape recorder-based equipment, including improvements in capacity, reliability, accuracy, processing efficiency and archiving and retrieval capabilities. Most importantly, the systems enable users to adapt efficiently to the emergence of new telecommunications technologies, such as digital transmission, Integrated Services Digital Network ("ISDN") and enhanced signaling systems, for which analog, tape recorder-based equipment was not designed. CIS Division products have been sold to end-users in more than 30 countries.

         The Company's DGM&S Telecom ("DGM&S") Division provides Signaling System Number Seven ("SS7") telecommunications software and hardware. DGM&S's products provide Intelligent Network ("IN") and Advanced Intelligent Network ("AIN") applications for voice, data and mobility communications services such as 800 number translation, voice mail, Internet routing, short text messaging, local number portability, cellular roaming and emergency "911" services. DGM&S's products are marketed to wireline and wireless equipment providers and network operators to enable global connectivity, inter-platform portability, client/server flexibility and clustering reliability. The products provide the global standards and national variants needed to communicate between the disparate signaling protocols worldwide, and enable operators to use either a UNIX or Windows NT platform. The products, which offer mediated access to the telecommunications signaling network, operate in a client/server configuration.

         DGM&S's  customers   include,   among  others,   Amdahl,   Compaq,  DSC
Communications, Ericsson, MCI, Nokia, PTT Telecom (Netherlands), Qualcomm, Siemens, Sprint and Sun Microsystems.

         Through subsidiaries and affiliates, the Company is also involved in the development of technologies and products incorporating video compression and networking, the design and development of systems for telephone answering service bureaus, the operation of telemessaging service bureaus and capital market activities for its own account.

         Throughout this document, references are made to technologies, features, capabilities, capacities and specifications in conjunction with the
Company's  products  and  technological   resources.   Such  references  do  not
necessarily apply to all product lines, models, system configurations and Company operating Divisions.

         The Company was incorporated in the State of New York in October 1984. Its principal executive offices are located at 170 Crossways Park Drive, Woodbury, New York 11797, where its telephone number is (516) 677-7200.


THE COMPANY'S PRODUCTS

Comverse Network Systems Division: Enhanced Services Platform Product Family

         The market for network-based enhanced services platforms has grown rapidly over the past several years. The Company believes that a number of factors have contributed to this growth, including the heightened emphasis among wireless and wireline telecommunications network operators on offering new services for revenue-generation and competitive differentiation, the increasing public awareness and acceptance of multimedia messaging services resulting from the growing installed base of messaging systems in the business community, the expanding availability from the major telephone companies of call answering services, and the growing use of wireless telephone services, which almost universally offer a mailbox-based call answering service.

         The CNS Division's primary focus has been on supplying large-capacity enhanced services platforms, which are marketed under the names Access NP and TRILOGUE INfinity, to fixed and wireless telecommunications network operators. These organizations benefit from the ability to offer their customers a variety of revenue-generating services provided by the Company's systems, such as automated call answering, voice and fax messaging, unified messaging, pre-paid services, short text messaging, audiotext, voice activated dialing, call screening, one-touch call return, automated personal assistant services and "virtual telephone" service, usually on a subscription or pay-per-call basis. With call answering and voice and fax messaging, telephone operating companies benefit not only from service subscription fees, but also from traffic revenue generated by the increase in billable completed calls. In addition, these services improve overall network efficiency by reducing congestion from repeated unbillable busy/no-answer calls. Wireless telephone service operators are almost universally adding voice mailboxes to their service offerings, and often as part of their basic service package, not only because of these benefits, but also because wireless messaging services directly increase billable airtime by stimulating outbound calls.

         The Company's enhanced services platforms have been designed and packaged to meet the capacity, reliability, scalability, maintainability and physical requirements of large telephone network operators. The systems are offered in a variety of sizes and configurations, extending to a capacity of up to 6,000 ports, 45,000 voice storage hours and 1,000,000 mailboxes. The systems also offer redundancy of critical components, so that no single failure will interrupt the service. The Company's platforms are available in both centralized and widely distributed configurations, and maintain their integrity as a single system in distributed configurations.

         The Company's systems also incorporate components that are compatible with the IN and AIN protocols for Intelligent Peripherals ("IP"), permitting the Company's network operator customers to develop and deploy services based on the overall IN/AIN architecture. In addition, when the system is configured as a Service Node ("SN"), it enables customers to offer next-generation IN/AIN-based services such as personal number, call screening/caller introduction, one-touch call return and pre-paid. The incorporation of IN and AIN-related software also allows a customer, which has not yet implemented intelligent network infrastructure, to purchase an enhanced services platform from the Company with the confidence that it contains a built-in migration path to IN/AIN standards, should the network operator decide to implement IN/AIN infrastructure in the future.

             The Company's platforms incorporate proprietary and third-party software, and industry standard and proprietary hardware, in an open system architecture. Most hardware is based on Industry Standard Architecture ("ISA"), which facilitates the integration of commercially available ISA technologies with the Company's core technologies. The systems support a wide variety of analog and digital telephony interfaces and signaling systems, enabling them to adapt to a variety of different telephony environments and IN/AIN applications, and provide a "universal port" -- a single port that supports any combination of voice and fax services at any time during a single call. The Company has also introduced Internet messaging capabilities, enabling end-users to access their voice, fax and e-mail text messages from anywhere in the world via the World Wide Web.


Comverse Information Systems Division: Monitoring and Recording Systems

         Comverse's  Information  Systems  Division  develops,  manufactures and
markets   monitoring  and  recording  systems  primarily  for  law  enforcement, intelligence agencies, call centers and financial institutions.

         The Company's AUDIODISK systems are multiple channel, multimedia digital monitoring systems, sold primarily to law enforcement and intelligence agencies, which enable multiple users simultaneously to monitor, record and process audio, image (facsimile) and data communications over multiple channels in a variety of analog and digital formats, and provide facilities for archiving large volumes of recorded information. The systems automatically decode and record a variety of signals without operator intervention and store the recorded information on magnetic and optical disks to permit quick and easy random access and the use of computer database techniques for analysis, archival and retrieval operations. AUDIODISK also enables multiple users to access the same recorded information simultaneously for processing and analysis.

         The Company's ULTRA line of multiple channel, multimedia digital recording systems are marketed primarily to call centers, financial institutions, emergency "911" service providers, correctional institutions, and other organizations that record large volumes of communications, and require fast and easy retrieval of recorded information.

         Traditionally, analog tape recorders, alone or coupled with a variety of other special purpose devices, have been utilized for communications monitoring, recording and related applications. The limited capacity and processing capability inherent in these systems have imposed constraints on organizations that process large amounts of multimedia information from multiple channels and that need to store the processed information for long periods while keeping it available for rapid retrieval. The Company's systems interface with a variety of analog and digital communications protocols and automatically recognize and adapt to voice, fax or modem content on each recorded channel. Most importantly, they also enable users to adapt efficiently to the emergence of new telecommunications technologies, such as digital transmission and enhanced signaling systems, for which analog, tape recorder-based equipment was not designed. The systems provide a number of advantages over analog, tape recorder-based systems, including improvements in capacity, reliability, accuracy, processing efficiency and archiving and retrieval capabilities.

         The AUDIODISK product design is based on open system architecture and client/server concepts, and supports a broad range of multimedia monitoring capabilities, such as the recording, processing and retrieval of analog audio signals, such as telephone and radio channels; analog facsimile and modem communications; digital audio and data signals, including ISDN, T1, E1 and X.25; and telephony signaling, including Pulse Dialing, DTMF, Calling Line Identification and Call Progress Tones (such as busy, no-answer and ringback). AUDIODISK systems simultaneously process incoming signals over multiple channels, apply digital signal processing technologies and use magnetic and optical disks for temporary and long-term digital storage. Digital signal processing technologies that are employed by AUDIODISK to enhance monitoring applications include, among others, signal compression, automatic signal identification, automatic signal interpretation and noise cancellation. Magnetic and optical disks permit virtually instantaneous retrieval and sharing of stored information among many users. The systems also enable users to transmit multimedia information among multiple sites over communication links. AUDIODISK is designed to support various communications links, including T1, E1, ISDN, Dial-up telephone lines (over secure modems), satellite links, TCP/IP over Ethernet (with routers) and X.25. AUDIODISK systems also provide a facility for archiving large volumes of recorded information on rewritable optical disks. This archive function allows a single recording session, groups of sessions, a single recording channel, selected channels or all channels to be stored on the same disk. The archive disk records all the signals on a particular channel and automatically associates the signal-related information ("SRI") as well as the date and time with the recorded information. For larger AUDIODISK systems, automatic disk library systems, referred to as "jukeboxes", provide very large amounts of on-line storage. The product employs a database management system to provide a central facility for access to all stored information. This feature allows any operator to use computer database query techniques to retrieve the audio and SRI data quickly and efficiently.

         The Company offers AUDIODISK systems in a range of configurations, which share substantially the same hardware, software and user interface. The AUDIODISK systems' multimedia server can be configured in a variety of models to support a range of applications, including large, fixed-site audio monitoring platforms with up to 350 channels. Moreover, several AUDIODISK multimedia servers may be networked for increased capacity or to satisfy redundancy requirements. Storage configurations include magnetic disks, optical drives and optical jukebox devices. Up to 50 four-gigabyte magnetic disks can be configured in a disk array to provide a recording buffer. Removable optical cartridges are used for archiving, with each cartridge capable of storing up to 180 compressed audio hours. Multiple jukebox configurations provide automated management of optical media, storing up to 30,000 hours of audio or 4,500,000 pages of fax for rapid automated retrieval.

         ULTRA systems provide Computer-Telephony Integration ("CTI") enabled recording, including integration with major PBX/ACDs, Predictive Dialers and middleware products. The CTI connection allows the customer to easily search calls through database queries. In addition, selective recording is possible through time-driven schedules or event triggers. ULTRA systems support high volume of simultaneous playbacks over the telephone or through LANs, WANs, and the Internet. Immediate access to recordings is possible through advanced optical disk technology and jukeboxes. The ULTRA Series comprises six products, tailored to customer-specific requirements for capacity, storage and special features.


DGM&S Telecom Division: Telecommunications Signaling Products

         The DGM&S Telecom Division provides SS7 telecommunications software and hardware, marketed under the name SignalWare. DGM&S's SignalWare products provide IN/AIN applications for voice, data and mobility communications services such as 800 number translation, voice mail, Internet routing, short text messaging, local number portability, cellular roaming and emergency "911" services. DGM&S's products are marketed to wireline and wireless equipment providers and network operators to enable global connectivity, inter-platform portability, client/server flexibility and clustering reliability. The products provide the global standards and national variants needed to communicate between the disparate signaling protocols worldwide, and enable operators to use either a UNIX or Windows NT platform. SignalWare products, which offers mediated access to the telecommunications signaling network, operates in a client/server configuration.

         DGM&S's  customers   include,   among  others,   Amdahl,   Compaq,  DSC
Communications, Ericsson, MCI, Nokia, PTT Telecom (Netherlands), Qualcomm, Siemens, Sprint and Sun Microsystems.

MARKETS, SALES AND MARKETING

         The Company's CNS Division markets enhanced services platforms throughout the world, with its own direct sales force and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. The Company is a market share leader in providing large capacity messaging systems for telephone network operators around the world.

         More than 250 fixed and wireless telephone network operators in more than 65 countries, including 13 of the 20 largest telephone companies in the world, have selected the Company's platforms for messaging and other enhanced services. The Company's network operator customers include, among others, AT&T
(USA), Bell Atlantic (USA), BellSouth (USA), Deutsche Telekom (Germany), Hongkong Telecom (Hong Kong), NTT (Japan), SBC Commmunications (USA), SFR (France), Sprint PCS (USA), Telebras (Brazil), Telecom Italia (Italy), Telmex (Mexico) and Telstra (Australia).

         The  Company   provides  its  customers   with  programs  of  marketing
consultation, seminars and materials designed to assist them in marketing enhanced telecommunications services, and also undertakes to play an ongoing supporting role in their business and market planning processes.

             The Company's CIS Division markets AUDIODISK and ULTRA systems worldwide through its direct sales force and, where appropriate, through agents, distributors and system integrators. The Company sells AUDIODISK directly to the law enforcement, military and intelligence markets. Primary target markets for the ULTRA Series include call centers, public safety and emergency services organizations and financial institutions.


TECHNOLOGIES

         The Company's research and development efforts focus particularly on the design of very large, high throughput systems and digital signal processing technologies for voice, image and data communications. The Company's products use advanced technologies in the areas of digital signal processing, facsimile protocols, telephony interfaces, mass storage, digital networking, multi-processor computer architecture and real-time software design. The Company also possesses considerable technology and expertise in the development of software products, solutions and applications within the IN and AIN environment.

         The Company's products are based upon flexible system architectures specifically designed to handle multiple channel, multimedia communication and processing applications. Multimedia processing computers require a much higher throughput than conventional data processing systems, especially when a large number of channels have to be processed simultaneously. The Company's products employ open system, modular architectures, which use distributed processors, rather than one large central processor, as well as multiple storage devices and digital networking. The product design is intended to be readily adaptable to the usage and capacity requirements of the individual end-user. The product architectures also allow the Company to add enhancements and new technologies to its systems without rendering existing products obsolete.

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

         The Company has developed interfaces for its products to most telephony environments used around the world, including digital interfaces, such as T1, E1 and ISDN, and SS7 interfaces designed to encompass both basic network connectivity and the IN/AIN capabilities of Intelligent Peripherals and Service Nodes. The Company has implemented facsimile communication and intercept protocols for Group 3 facsimile. Certain of the Company's products incorporate local area network and wide area network technologies used for the transfer of digitized voice, fax and modem information, as well as for the transfer of data among various network elements.

     The Company utilizes state-of-the-art mass storage technologies in many of its products. Proprietary algorithms developed by the Company are utilized for storage of multimedia information to facilitate real-time processing of large amounts of information and optimal use of media. A variable number of disks may be configured in a disk array to serve large numbers of users and to provide full or partial disk redundancy for critical applications. Special algorithms utilized by the Company to handle optical disks within a number of jukebox devices include automatic channel-to-disk allocation, automatic retrieval of multimedia information from any disk located in the jukeboxes and redundant archiving on two or more cartridges simultaneously.

RESEARCH AND DEVELOPMENT

         Because of the continuing technological changes that characterize the telecommunications and computer industries, the Company's success will depend, to a considerable extent, upon its ability to continue to develop competitive products through its research and development efforts.

         The Company is engaged in ongoing research and development efforts intended to expand and enhance the technical capabilities, features and range of uses of its products, and to design and develop new generations of its product offerings. The Company currently employs more than 1,200 scientists, engineers and technicians with broad experience in the areas of digital signal processing, computer architecture, facsimile protocols, telephony, digital networking, multi-processing, mass storage, and real-time software design.

         A substantial portion of the Company's research and development operations benefit from financial incentives provided by government instrumentalities to promote research and development activities, including its research and development activities situated in Israel. The cost of such efforts is affected by the continued availability of funding under such programs. The percentage of the Company's total research and development expenditures reimbursed under these programs has declined in recent years, and will continue to decline with the growth in the Company's overall operations and the increasing amount of research and development conducted by the Company at locations other than those in which reimbursement programs are available to it. The Company pays royalties on its sales of certain products developed in part with funding supplied under such programs. Permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Company expects to incur additional royalty expenses and/or repayment obligations as a result of the Merger and the location of certain manufacturing and research and development operations pertaining to its TRILOGUE product line at its Boston facilities. See "Business--Licenses and Royalties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the financial statements.


PATENTS AND INTELLECTUAL PROPERTY RIGHTS

         The Company currently holds a total of 17 United States patents and a number of foreign patents. While the Company files patent applications periodically, no assurance can be given that patents will be issued on the basis of such applications or that, if patents are issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide significant benefits to the Company.

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


LICENSES AND ROYALTIES

         The Company licenses certain technology, know-how and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements entered into in connection with research and development financing. The Company believes that its rights under such licenses and other agreements are sufficient for the manufacturing and marketing of its products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how. The Company currently pays royalties on substantially all sales of enhanced services platforms and on certain sales of AUDIODISK, ULTRA and derivative products. The royalties vary in amount based upon the revenues attributable to the various components of such products. During 1995, 1996 and 1997, aggregate license and royalty payments by the Company amounted to approximately $2,419,000, $4,365,000 and $6,865,000, respectively.


INTERNATIONAL SALES

         Sales of the Company's products outside of North America have increased from approximately $92,046,000 in 1995 to approximately $136,236,000 in 1996 and $205,988,000 in 1997. International sales and marketing efforts may be adversely affected by a number of factors, including the need for system customization and special integrations, government approvals and export licenses, instability in international trading relations, currency fluctuations and additional costs of marketing, service and support due to lack of proximity with the end-users. In certain cases, the Company's contracts are denominated in local currencies, and as such, the Company may be adversely affected by fluctuations in those currencies. International sales of certain systems manufactured by the Company also are subject to a variety of legal restrictions governing the export of such products.

         While the Company believes that prevailing economic conditions in the Far East and Southeast Asia have reduced the demand for its systems in certain countries, overall sales in the region have increased over the past 12 months. The Company cannot currently predict the effect on its business should regional economic conditions fail to improve.

         For additional information regarding foreign operations, see Notes 16 and 18 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties" appearing elsewhere in this report.


BACKLOG

         At December 31, 1997, the backlog of the Company amounted to approximately $87,644,000, compared with approximately $70,339,000 at December 31, 1996, an increase of approximately $17,305,000. Substantially all of the current backlog is expected to be delivered within the next 12 months.


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

         The Company's general warranty policy is to replace or repair any component that fails during a specified warranty period. Broader warranty and service coverage is provided in certain instances, and is usually made available to customers on a contractual basis for an additional charge.

         The Company provides centralized technical assistance from several locations around the world. Technical support is available for the Company's customers 24 hours-a-day, seven days-a-week.


COMPETITION

         The enhanced services platform industry is highly competitive, and includes numerous products offering a broad range of features and capacities. The primary direct competitors of the CNS Division are manufacturers of stand-alone voice mail systems, including, among others, Brite Voice Systems, Inc., Centigram Communications Corporation, Glenayre Electronics, Inc., Octel Communications Corporation (acquired in 1997 by Lucent Technologies, Inc.), Tecnomen Oy, Unisys Corporation, and manufacturers of central office telecommunications equipment, including Northern Telecom Limited and Telefonaktiebolaget LM Ericsson. Competitors of the Company that manufacture other telecommunications equipment may derive a competitive advantage in selling voice processing and message management systems to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers.

         Indirect competition is provided by voice and fax messaging products employed at end-user sites as an alternative to the use of services available through telephone network operators. This "customer premises equipment" includes a broad range of products, such as stand-alone voice mail systems, products offering "call processing" services that are supplied with voice mail features or integrated with other voice mail systems, as well as personal computer modems and add-on cards and software designed to furnish voice processing and message management features.

         The Company believes that competition in the sale of enhanced services platforms is based on a number of factors, the most important of which are product features and functionality, system performance and reliability, marketing and distribution capability and price. Other important competitive factors include service and support and the capability to integrate systems with a variety of central office and cellular switches and other communications systems. The Company believes that the range of features provided by, and the ease of use of, its enhanced services platforms are competitive with other platforms currently being marketed, and that its products are among the leading systems designed specifically for telephone network operators.

         Neither the Company nor any of the Company's competitors is a dominant vendor of enhanced services platforms in any market segment or product line. The Company anticipates that a number of its direct and indirect competitors will be introducing new or improved enhanced services platforms during the next several years.

         The Company is aware of a relatively small number of manufacturers of products that compete with the AUDIODISK product line at the present time. Manufacturers of products that have been offered in competition with the AUDIODISK system include Applied Signal Technology, Inc., the E-Systems division of Raytheon Corporation, GTE Government Systems Division, Harris Corporation, JSI Corporation and Nice Systems, Ltd. Competition also has been provided by manufacturers and integrators of custom designed computer and telecommunications systems in response to particular government procurements in specific markets where they have entrenched customer relationships. The Company believes that it derives a competitive advantage over many potential competitors of its AUDIODISK product line by reason of its ability to offer prospective customers a family of products that can provide a solution to most customer requirements without extensive special development effort. The government market in general is highly competitive and difficult to penetrate, and the Company may be at a competitive disadvantage in respect of certain customers and market segments as a result of its small size in relation to other potential vendors and the existence of entrenched customer relationships with other vendors. The market in which ULTRA products are sold is also highly competitive. Primary competitors include Atis Assmann GmbH, Dictaphone Corporation, Kreutler GmbH, Nice Systems, Ltd., Racal Recorders Ltd., Seltronics Corp., TEAC America, Inc., Teknekron Infoswitch Corporation and Witness Systems, Inc.

         Many of the Company's present and potential competitors are considerably larger than the Company, are more established, have a larger installed base of customers and have greater financial, technical, marketing and other resources.


MANUFACTURING AND SOURCES OF SUPPLIES

         The Company's manufacturing operations consist primarily of final assembly and testing, involving the application of extensive testing and quality control procedures to materials, components, subassemblies and systems. The Company uses third parties to perform printed circuit board assembly and sheet metal fabrication. Although the Company generally uses standard parts and components in its products, certain components are presently available only from a limited number of sources. To date, the Company has been able to obtain adequate supplies of all components in a timely manner from existing sources or, when necessary, from alternative sources. However, the inability to obtain sufficient quantities of components or to locate alternative sources of supply if and as required in the future, would adversely affect the Company's operations.

             The   Company   maintains   organization-wide   quality   assurance
procedures, coordinating the quality control activities of the Company's research and development, manufacturing and service departments. The Company's primary manufacturing and research and development facilities have received certification to Quality Standard ISO 9001.


CAPITAL MARKET ACTIVITIES

             The Company has organized a wholly-owned subsidiary, CTI Capital Corp. ("CTI Capital"), in support of its exploration of strategic acquisition and investment opportunities. CTI Capital, directly and through a wholly-owned subsidiary in Israel, Comverse Investments Ltd., seeks to identify and implement suitable strategic investments for the Company, and engages in portfolio investment and capital market activities, primarily in Israel. Such activities include, in addition to direct investment in public and private companies, investment and merchant banking activities and short-term trading of debt and equity securities. Through ComSor Investment Fund N.V., formed by CTI Capital in partnership with a subsidiary of Soros Fund Management LLC., the Company seeks to invest venture capital in high technology firms, primarily those located in Israel, and engages in other investment activities. The ComSor fund has a $25 million dollar capital commitment each from CTI Capital and a subsidiary of Soros Fund Management. Comverse also engages in direct strategic and capital management investment activities for its own account.

OPERATIONS IN ISRAEL

         A substantial portion of the Company's research and development and manufacturing operations are conducted at its wholly-owned subsidiary, Efrat Future Technology Ltd. ("Efrat"), which is located in Israel and, accordingly, may be affected by economic, political and military conditions in that country. The Company's business is also dependent to some extent on trading relationships between Israel and other countries. Certain of the Company's products incorporate components imported into Israel from the United States and other countries and most of the Company's products are sold outside of Israel. Accordingly, the Company's operations would be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners were interrupted or curtailed. The Company benefits from various policies of the Government of Israel, including reduced taxation and special subsidy programs, designed to stimulate economic activity, particularly high technology industry, in that country. As a condition of its receipt of funds for various research and development projects conducted under programs sponsored by the Government of Israel, the Company has agreed that products resulting from these projects may not be manufactured, nor may the technology developed in the projects be transferred, outside of Israel without government consent.

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

         Israel's economy has from time to time been subject to various destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. For these and other reasons, the Israeli Government has intervened in all sectors of the economy, employing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and controls of wages, prices and exchange rates. The Israeli Government has frequently changed its policies in all these areas. For the calendar years 1993 through 1997, the annual rates of inflation were approximately 11%, 14%, 8%, 11% and 7%, respectively. This inflation, and the associated increases in salaries that are linked by Israeli law to increases in the consumer price index, have increased the cost of the Company's operations in Israel, and salary costs have further increased as a result of the growing competition for qualified scientific, engineering and technical personnel in Israel. The increase in costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, and accordingly has had a negative impact on the Company's overall results of operations.

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


EMPLOYEES

         At  December  31,  1997,  the  Company   employed  2,827   individuals,
approximately 76% of whom are scientists, engineers and technicians engaged in research and development, marketing and support activities.

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


ITEM 2.  PROPERTIES.

         As of December 31, 1997, the Company, excluding Boston, leased an aggregate of approximately 548,000 square feet of space for its operations worldwide, including approximately 414,000 square feet in Tel Aviv, Israel, approximately 46,000 square feet in Woodbury, New York, approximately 31,000 square feet in Mt. Laurel, New Jersey, approximately 22,000 square feet in Irvine, California, and an aggregate of approximately 35,000 square feet at various other locations in the United States, Israel, Western Europe, the Far East and Australia. The aggregate base monthly rent for the facilities under lease at December 31, 1997 was approximately $604,000, and all of such leases are subject to various pass-throughs and escalation adjustments.

         In March 1998, the Company entered into a lease for approximately 93,500 square feet in Tel Aviv, Israel to increase the capacity of its Israeli operations. The monthly base rent for the new premises starts at approximately $103,000.

             The Company believes that its facilities currently under lease are adequate for its current operations, and that additional facilities are available on competitive market terms to provide for such future expansion of the Company's operations as may be warranted.

ITEM 3.  LEGAL PROCEEDINGS.

         On November 16, 1995, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against Boston and certain of its officers. Two similar complaints were filed on November 20, 1995 and November 21, 1995. The plaintiffs alleged violations of the Securities Exchange Act of 1934. On February 15, 1996, the Court consolidated the three cases into one captioned In re Boston Technology, Inc., Securities Litigation. On November 13, 1996, Boston was allowed to transfer the consolidated action to the United States District Court for the District of Massachusetts. On February 5, 1998, the Court issued an order granting the defendants' motion to dismiss the Amended Complaint. No final judgment has been entered in the case. The Company has received no information regarding any plans the plaintiffs may have to ask the Court to reconsider its order, attempt to re-plead their claims, or appeal from any judgment that might be entered. However, if any of these actions are taken by the plaintiffs, the Company and the other defendants intend to contest these actions vigorously.

         On or about March 11, 1997, a complaint was filed in the Fourteenth Judicial District Court of Dallas County, Case No. 9702187, by Syntellect Technology Corporation ("Syntellect"). The complaint alleges, among other things, breach of contract by Boston in failing or refusing to pay certain royalties allegedly due under the Patent License Agreement between Boston and Syntellect's predecessor, Dytel Corporation (the "License Agreement"). Syntellect claims that the License Agreement required Boston to pay royalties on sales of its software and hardware products. On February 10, 1998, the Court granted the Company partial summary judgment, holding that the License Agreement requires payment of royalties on software products only, and not on hardware sales. Discovery on the remaining claims continues, and a trial is scheduled for the summer of 1998. The Company is currently engaged in negotiations with Syntellect for the settlement of the litigation and the license by the Company of a number of patents for which Syntellect holds licensing rights. Should such negotiations not result in the settlement of the action, the Company intends to contest Syntellect's claims vigorously.

         On February 2, 1998, Computel Computadores e Telecommunicacoes S.A. ("Computel") filed a Request for Arbitration with the International Chamber of Commerce ("ICC") in Paris, France, claiming breaches by Boston and its wholly-owned subsidiary, Boston Technology Investments, Inc., in respect of agreements with Computel and its affiliates for the distribution of Boston's systems in Brazil. Computel claims, among other things, that the defendants have breached their obligations to Computel by engaging in the Merger and thereby competing with the joint venture established by the parties in connection with such distribution activities, by delivering equipment that did not conform to specification, by failing to support this equipment and by "fraudulently inducing" Computel to terminate the agreement that established the joint venture without advising it of the possibility of the Merger. In its prayer for relief, Computel alleges damages in excess of US $50 million as a result of lost business opportunities, injury to its business reputation, investment losses and losses due to currency devaluation. On March 10, 1998, the Company commenced an action against Computel and an affiliate in the Middlesex Superior Court of Massachusetts (Civil Action No. 98-1155) seeking declaratory judgments as to arbitrability and the continuing validity of the Purchase and Sale Agreement between the parties, Computel's specific performance of such agreement and injunctions to prevent Computel from proceeding with the ICC arbitration. The Company also seeks damages in excess of $3,767,500 as a result of Computel's failure to pay monies owed under the Purchase and Sale Agreement, as well as costs and attorneys' fees. The Company has also filed a Demand for Arbitration with the American Arbitration Association in Boston, Massachusetts, against Computel and certain of its affiliates claiming breach of a Distribution Agreement between the parties and unfair and deceptive trade practices. The Company seeks to recover damages in excess of $12,000,000, plus interest, for systems shipped to respondents, and additional damages for respondents' repudiation and anticipatory breach of contract and unfair and deceptive trade practices. The Company intends to vigorously contest Computel's claims and assert its claims against Computel and its affiliates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 1997 Annual Meeting of Shareholders of Comverse, held on January 13, 1998, the following matters, in addition to the reelection of the incumbent Board of Directors, were approved by the shareholders with the votes indicated:

                                                                           Number of Shares
                                                                                                   Abstentions and
                                                               Voted For      Voted Against        Broker Non-Votes
1.    Adoption of the Agreement and Plan
      of Merger providing for the Merger
      and related actions.                                      19,518,465         55,052              4,023,159

2.    Ratification of the appointment of
      Deloitte & Touche LLP as Comverse's
      independent auditors for the fiscal year
      ending December 31, 1997.                                 23,419,355         17,998                 75,567

3.    Approval of Comverse's 1997 Stock
      Incentive Compensation Plan under
      which up to 2.5 million shares of
      Common Stock may be issued as
      equity-based compensation to Company
      employees and directors.                                  11,585,060      7,902,484              4,025,376

4.    Approval of Comverse's 1997 Employee
      Stock Purchase Plan under which up to
      250,000 shares of Common Stock may be
      issued for purchase by employees of the
      Company.                                                  19,391,347        175,745              3,945,828

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

             The Common Stock trades on the NASDAQ National Market System under the symbol CMVT. The following table sets forth the range of closing prices of the Common Stock as reported on NASDAQ for the past three calendar years and for the first calendar quarter of 1998, through March 24, 1998.

             YEAR     CALENDAR QUARTER               LOW             HIGH

             1995     First Quarter                $ 11             $ 14-5/8
                      Second Quarter               $ 13-1/4         $ 18-1/4
                      Third Quarter                $ 17-9/64        $ 23-3/8
                      Fourth Quarter               $ 19-15/16       $ 25-11/16

             1996     First Quarter                $ 16-5/8         $ 25-1/8
                      Second Quarter               $ 23-3/8         $ 30-1/2
                      Third Quarter                $ 23-3/4         $ 41-3/8
                      Fourth Quarter               $ 32-9/16        $ 38-1/8

             1997     First Quarter                $ 36-7/8         $ 46-3/8
                      Second Quarter               $ 36-1/2         $ 52
                      Third Quarter                $ 45-15/16       $ 53-1/16
                      Fourth Quarter               $ 32-5/16        $ 54-3/16

             1998     First Quarter
                      (through March 24, 1998)     $ 30-5/8         $ 47-3/4

         There were 3,005 holders of record of Common Stock at March 24, 1998. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners; the Company believes that the number of beneficial owners of the shares of Common Stock outstanding at such date was approximately 40,000.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following tables present selected consolidated financial data for the Company for each of the years in the five years ended December 31, 1997. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. All financial information presented herein for periods prior to the 1995 acquisition of DGM&S has been retroactively adjusted to account for that transaction as a pooling of interests.



                                                                                  Year Ended December 31,
                                                           ----------------------------------------------------------------
                                                              1993(1)      1994(1)        1995          1996         1997

                                                                          (In thousands, except per share data)
   Statement of Operations Data:
   Revenues:
       Sales                                               $   81,388    $  108,150   $  137,149   $  197,181     $ 280,281
       Interest and other income                                3,203         6,162        8,747       10,130        16,209
                                                           ----------    ----------   ----------   ----------     ---------
           Total revenues                                      84,591       114,312      145,896      207,311       296,490

   Costs and Expenses:
       Cost of sales                                           35,125        47,715       59,297       84,319       118,857
       Selling, general and administrative                     23,468        33,681       41,388       53,347        74,064
       Research and development, net                            8,161        12,640       19,426       27,441        38,659
       Interest expense and other                               1,057         3,947        4,406        7,063         9,769
       Royalties and license fees                               1,911         2,186        2,419        4,365         6,865
           Total costs and expenses                            70,105       100,431      126,789      176,500       248,175


Income before income tax provision and
   extraordinary item                                          14,486        13,881       19,107       31,346        48,315
Income tax provision                                            1,021         1,783        2,057        3,358         4,815
                                                           ----------    ----------   ----------   ----------     ---------
           Net income                                      $   13,465    $   12,098   $   17,050   $   27,988     $  43,500
                                                           ==========    ==========   ==========   ==========     =========

Earnings per share -diluted                                $     0.65    $     0.55   $     0.75   $     1.16     $    1.61
                                                           ==========    ==========   ==========   ==========     =========

Weighted average number of common
   and common equivalent shares outstanding                    20,756        21,868       22,602       26,447        27,099

                                                                                       December 31,
                                                           ----------------------------------------------------------------
                                                               1993(2)       1994       1995              1996       1997

                                                                                     (In thousands)
Balance Sheet Data:
   Working capital                                         $  138,149    $  141,344   $  155,064   $  292,249   $   330,303
   Total assets                                               174,468       192,502      221,454      390,901       457,563
   Long-term debt, including current portion                   63,232        62,810       61,086      115,605       115,630
   Stockholders' equity                                        91,608       101,613      121,766      212,058       261,482

(1)  Includes  results  for DGM&S for its fiscal  year ended  September  30.
(2)  Includes amounts for DGM&S as of its fiscal year ended September 30.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD-LOOKING STATEMENTS

             This report contains forward-looking statements that involve a number of risks and uncertainties, including without limitation information regarding competition and future trends in the industries in which the Company competes, the Company's future revenues and expenses, and the Company's plans, strategies and expectations for its business. There are a number of factors that could cause the Company's actual results and business plans to differ materially from those forecasted or projected in such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Trends and Uncertainties". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

             The following discussion and analysis of the Company's results of operations covers the operating results of Comverse and its consolidated subsidiaries for the fiscal years included in the foregoing selected financial data. The operating results of Boston are not included. In connection with the Merger, the fiscal year of the Company has been changed from the calendar year to the fiscal year ending January 31, corresponding to Boston's fiscal year. The Company is recognizing substantial charges relating to the Merger and the resulting combination of the two companies, effective upon the consummation of the Merger in January 1998. Sales in the January, 1998 one-month transition period (including Boston) were approximately $14,401,000, with a net loss of approximately $115,207,000.

Comparison of 1996 and 1997 Operations

         Total Revenues. Total revenues increased from 1996 to 1997 by approximately $89,179,000 (43%). The increase is attributable primarily to a higher volume of sales of systems and parts. Sales increased from 1996 to 1997 by approximately $83,100,000 (42%), primarily resulting from increased sales in the TRILOGUE product line. Interest and other income increased from 1996 to 1997 by approximately $6,079,000 (60%), resulting primarily from increased interest and dividend income, the investment of funds generated through the issuance of convertible subordinated debentures in October 1996, and realized gains on sales of investments.

         Cost of Sales. Cost of sales increased by approximately $34,538,000 (41%) from 1996 to 1997 primarily as a result of the increase in sales. Gross margins increased from approximately 57.2% in 1996 to approximately 57.6% in 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from 1996 to 1997 by approximately $20,717,000 (39%) and as a percentage of total revenues decreased from approximately 26% in 1996 to approximately 25% in 1997. The increased amount was a result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

         Research and Development Expenses. Net research and development expenses during 1997 increased by approximately $11,218,000 (41%) over 1996 due to overall growth of research and development operations, the initiation of significant new research and development projects and increases in salaries and other costs associated with research and development operations in Israel.

         Royalties and License Fees. Royalties and license fees increased from 1996 to 1997 by approximately $2,500,000 (57%) due primarily to growth in sales of royalty-bearing products. Royalties and license fees as a percentage of total sales increased from approximately 2.2% in 1996 to approximately 2.4% in 1997, reflecting an increase in the royalty rate payable to a funding agency that became effective in 1996.

         Income Tax Provision. Provision for income taxes increased from 1996 to 1997 by approximately $1,457,000 (43%), while the Company's overall effective tax rate decreased from approximately 10.7% during 1996 to approximately 10.0% in 1997. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its Israeli subsidiaries, which is entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

         Net Income. Net income after taxes increased from approximately $27,988,000 in 1996 to approximately $43,500,000 in 1997, an increase of approximately $15,512,000 (55%), while net income after taxes as a percentage of total revenues increased from approximately 13.5% in 1996 to approximately 14.7% in 1997. The increases resulted primarily from the factors described above.

Comparison of 1995 and 1996 Operations

         Total Revenues. Total revenues increased from 1995 to 1996 by approximately $61,415,000 (42%). The increase is attributable primarily to a higher volume of sales of systems and parts. Sales increased from 1995 to 1996 by approximately $60,032,000 (44%), primarily resulting from increased sales in the TRILOGUE product line. Interest and other income increased from 1995 to 1996 by approximately $1,383,000 (16%), resulting primarily from increased interest and dividend income, the investment of funds generated through the issuance of convertible subordinated debentures in October 1996, and realized gains on sales of short-term investments.

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

         Research and Development Expenses. Net research and development expenses during 1996 increased by approximately $8,015,000 (41%) over 1995 due to overall growth of research and development operations, the initiation of significant new research and development projects and increases in salaries and other costs associated with research and development operations in Israel.

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


LIQUIDITY AND CAPITAL RESOURCES

             At December 31, 1997, the Company had cash and cash equivalents of approximately $173,531,000, bank time deposits of approximately $40,700,000, short-term investments of approximately $60,787,000 and working capital of approximately $330,303,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations at least through December 31, 1998.

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

             The Company's liquidity and capital resources have not been, and are not anticipated to be, materially affected by restrictions pertaining to the ability of its subsidiaries in Israel to pay dividends or by withholding taxes associated with any such dividend payments. Cash dividends paid by an Israeli corporation to United States residents are subject to withholding of Israeli income tax at source at rates of up to 25%, depending on the particular facilities that have generated the earnings that are the source of the dividends.


YEAR 2000

         The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant and has begun work to prepare its products and its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating existing legacy systems. The Company continues to evaluate the estimated costs associated with these efforts. While these efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.


CERTAIN TRENDS AND UNCERTAINTIES

         The Company has benefited from the growth in its business and capital base over the past three years to make significant new investment in its operations and infrastructure intended to enhance its opportunities for future growth and profitability. The Company's results of operations reflect the significant increase in its investment in operations over the past three years. The Company intends to continue during 1998 to make significant investments in the growth of its business, and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets, technology changes and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for each of its main product lines, and that continued strong investment in its technical, product development, marketing and sales capabilities will enhance its opportunities for long term growth and profitability.

         The Merger involves the integration of two companies that have previously operated independently. The combination of two sizable technology-based companies involves significant complexities, and no assurance can be given that the combined Company will be able to integrate the operations of Boston into the Company without encountering difficulties or experiencing the loss of key Comverse or Boston personnel or that the benefits expected from such integration will be realized. The integration of two companies across geographically dispersed operations can create the risk of disruption in operations of the combined company, and neither company's management has substantial experience in managing such integration or the operations of an entity the size of the combined Company. The Company does not expect to realize cost savings in the near future as a result of the Merger, and no assurance can be given that any savings can be achieved in future periods. Furthermore, there can be no certainty that the Merger will not adversely affect the relationships with key customers or key vendors of either company. As a result of its significantly greater concentration on a small number of large telephone company customers, Boston's business has historically been considerably more volatile than that of Comverse, and the operations of the combined Company are likely to be less predictable and subject to greater risks from actions of individual customers than the operations of Comverse in recent years.

         The telecommunications industry is subject to rapid technological change. The Company's revenue stream will depend on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis. This includes any customer-requested custom software enhancements required in the normal course of product delivery and customer demands for the technological convergence of the Company's products. The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. There can be no assurance the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. In addition, if the Company were to delay the introduction of new products, or to delay the delivery of specific custom software enhancements, the Company's operating results could be adversely affected. The Company sells a majority of its products to companies in the telecommunications industry. This industry is undergoing significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment may have an impact on the Company's revenues and/or costs in any given part of the world. The worldwide enhanced services systems industry is already highly competitive and the Company expects competition to intensify. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the enhanced services systems markets. The 1997 acquisition of Octel Communications Corporation, a significant competitor of the Company, by Lucent Technologies, Inc. may intensify the competitive environment in the industry, and there can be no assurance that similar business combinations or industry consolidation will not occur in the future.

         The enhanced services platforms industry has experienced a continuing evolution of product offerings and alternatives for delivery of services. These trends have affected and may be expected to have a significant continuing influence on conditions in the industry, although the impact on the industry generally and on the Company's position in the industry cannot be predicted with assurance. Significant changes in the industry make planning decisions more difficult and increase the risk inherent in the planning process.

         The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. The continuing delay and uncertainties surrounding the Communications Assistance for Law Enforcement Act ("CALEA") have had a significant impact on acquisition plans of law enforcement agencies in North America engaged in monitoring activities, and no assurances can be given as to the timing or ultimate content of the proposed legislation. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

         The Company has historically derived a significant portion of its sales and operating profit from a relatively small number of contracts for large system installations with major customers. Boston's operating results, in particular, have often been characterized by volatility and lack of predictability, reflecting its traditional customer concentration among major telecommunications services providers such as the Regional Bell Operating Companies. The Company continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The Company believes that opportunities for large installations will continue to grow in both its commercial and government markets, and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. Although the Company is actively pursuing a number of significant procurement opportunities in the United States and internationally, both the timing of any eventual procurements and the probability of the Company's receipt of significant contract awards are uncertain. The degree of dependence by the Company on large orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

         The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a growing number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the United States dollar, and accordingly has had a negative impact on the Company's overall results of operations. Continuation of such trends may have a material adverse effect on the Company's future results of operations.

         A significant portion of the Company's research and development and manufacturing operations are located in Israel and may be affected by regulatory, political, military and economic conditions in that country. The Company's historical operating results reflect substantial benefits from programs sponsored by the Israeli government for the support of research and development, as well as favorable tax rates available to "Approved Enterprises" in Israel. The Israeli government has indicated its intention to reexamine certain of its policies in these areas. Recently, the government acted to increase, from between 2% and 3% of associated product sales to 3% of associated product revenues (including service and other related revenues), the annual rate of royalties to be applied to repayment of benefits under the conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, a program in which the Company has regularly participated and under which it continues to receive significant benefits through reimbursement of qualified research and development expenditures. The Company's repayment of amounts received under the program will be accelerated through these higher royalty rates until repayment is completed. In addition, permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Company expects to incur additional royalty expenses and/or repayment obligations as a result of the Merger and the location of certain manufacturing and research and development operations pertaining to its TRILOGUE product line at its Boston facilities. The Israeli authorities have also indicated that this funding program will be further reduced in the future, particularly for larger entities such as the Company. The Israeli government has also shortened the period of the tax moratorium applicable to "Approved Enterprises" from four years to two years. Although this change has not affected the tax status of most of the Company's current projects, it will apply to any future "Approved Enterprises" of the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in or take advantage of those programs, the cost to the Company of its operations in Israel would materially increase and there would be an adverse effect on the results of the Company's operations as a whole. To the extent the Company increases its activities outside Israel, which will result from the Merger and possible future acquisitions, such increased activities will not be eligible for programs sponsored by Israel. The Company's research and development and manufacturing operations attributable to Boston are expected to continue to be located in the United States and thus will not be eligible for the benefits of those programs. Accordingly, the effective cost to the Company of its future research and development activities in particular, and its operations in general, could significantly increase relative to that of Comverse, historically.

         The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The Company has, and anticipates that it will continue to receive, significant contracts denominated in foreign (primarily Western European and Japanese) currencies. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of significant changes in currency rates during the contract period. Since the Company will hedge the exchange rate risks associated with long-term contracts denominated in foreign currencies only to a limited extent, operating results can be affected by the impact of currency fluctuations as well as the cost of such hedging.

             While the Company believes that prevailing economic conditions in the Far East and Southeast Asia have reduced the demand for its systems in certain countries, overall sales in the region have increased over the past 12 months. The Company cannot currently predict the effect on its business should regional economic conditions fail to improve.

             The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology and government contracting businesses, and particularly smaller and medium-sized publicly traded companies such as the Company, tend to exhibit a high degree of volatility. The Company's revenues and earnings may be more volatile than that of Comverse historically as a result of the greater concentration of Boston's business on a limited number of large customers. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the voice processing industry, which may not have any direct relationship with the Company's business or prospects.



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

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K.

                                                                                                 Page(s)
                                                                                                 -------
                  (a)      Documents filed as part of this report.
                  ---      ---------------------------------------

                           (1)      Financial Statements.
                           ---      ---------------------

                                    Index to Consolidated Financial Statements                     F-1

                                    Independent Auditors' Report                                   F-2

                                    Consolidated Balance Sheets -

                                            December 31, 1996 and 1997                             F-3

                                    Consolidated Statements of Income -

                                            Years ended December 31,
                                               1995, 1996 and 1997                                 F-4

                                    Consolidated Statements of Stockholders' Equity -

                                            Years ended December 31,
                                               1995, 1996 and 1997                                 F-5

                                    Consolidated Statements of Cash Flows -

                                            Years ended December 31,
                                               1994, 1995 and 1996                                 F-7

                                    Notes to Consolidated Financial Statements                     F-8


                           (2)      Financial Statement Schedules.
                           ---      ------------------------------

                                    None

                  (3)      Exhibits.
                  ---      ---------

                           The  Index of  Exhibits  commences  on the  following
                           page.  Exhibits  numbered  10.3 through  10.8,  10.13
                           through  10.16  and  10.24  through  10.30   comprise
                           material  compensatory  plans and arrangements of the
                           registrant.


                                    EXHIBITS
No.      Description

2.1* Agreement and Plan of Merger dated as of August 20, 1997, between Registrant and Boston Technology, Inc. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held January 13, 1998.)

3        Articles of Incorporation and By-Laws:

         3.1* Certificate of Incorporation. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1987.)

         3.2* Certificate of Amendment of Certificate of Incorporation effective February 26, 1993. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992.)

         3.3* Certificate of Amendment of Certificate of Incorporation effective January 12, 1995. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994.)

         3.4* By-Laws, as amended. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1987.)

4 Instruments defining the rights of security holders including indentures:

         4.1* Excerpts from Certificate of Incorporation. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 under the Securities Exchange Act of 1933, Registration No. 33-9147.)

         4.2* Excerpt from Certificate of Amendment of Certificate of Incorporation effective February 26, 1993. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992.)

         4.3* Excerpt from Certificate of Amendment of Certificate of Incorporation effective January 12, 1995. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994.)

         4.4* Excerpts from By-Laws, as amended. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992.)

         4.5* Specimen stock certificate. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992.)

         4.6* Indenture dated as of October 4, 1996 from Comverse Technology, Inc. to The Chase Manhattan Bank, N.A., Trustee. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed October 10, 1996.)

         4.7* Specimen 5 3/4% Convertible Subordinated Debenture due 2006. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed October 10, 1996.)

10       Material contracts:

         10.1* Proxy Agreement dated as of September 5, 1991 by and among Comverse Government Systems Corporation, James R. Allen, Robert W. Bazley, Robert T. Marsh and Comverse Technology, Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1991.)

         10.2* Visitation Approval Procedure Agreement dated as of September 5, 1991 by and among Comverse Government Systems Corporation, James R. Allen, Robert W. Bazley, Robert T. Marsh and Comverse Technology, Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1991.)

         10.3* Form of Stock Option Agreement pertaining to shares of certain subsidiaries of Comverse Technology, Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1993.)

         10.4* Employment Agreement effective as of July 1, 1994 by and between Comverse Technology, Inc. and Kobi Alexander. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994.)

         10.5* 1994 Stock Option Plan. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994.)

         10.6* 1995 Stock Option Plan. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1995.)

         10.7* 1996 Stock Option Plan. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1996.)

         10.8* Form of Incentive Stock Option Agreement. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-9147.)

         10.9* Deed of Guarantee from Comverse Technology, Inc. to Bank Hapoalim B.M. dated July 30, 1986. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-9147.)

         10.10* Continuing Guarantee from Comverse Technology, Inc. to Bank Leumi le-Israel B.M. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-9147.)

         10.11* Patent License Agreement by and between Efrat Future Technology Ltd. and VMX, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-9147.)

         10.12* Form of Indemnity Agreement between Comverse Technology, Inc. and its Officers and Directors. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1987.)

         10.13* 1987 Stock Option Plan, as amended. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1987.)

         10.14* Form of Stock Option Agreement for options other than Incentive Stock Options. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1987.)

         10.15* 1997 Employee Stock Purchase Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held January 13, 1998.)

         10.16* 1997 Stock Incentive Compensation Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held January 13, 1998.)

         10.17* Memorandum of Agreement dated November 22, 1995 between Boston Technology, Inc. and AT&T. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1996, confidential treatment requested as to certain portions.)

         10.18* Lease dated November 5, 1990 between Boston Technology, Inc. and Wakefield Park Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1991.)

         10.19* First Amendment dated as of March 31, 1993 to Lease dated November 5, 1990 between Boston Technology, Inc. and Wakefield Park Limited Partnership. (Incorporated by reference to the Quarterly Report of Boston Technology, Inc. on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended October 31, 1993.)

         10.20* Second Amendment dated as of August 31, 1994 to Lease dated November 5, 1990 between Boston Technology, Inc. and Wakefield Park Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1995.)

         10.21* License Agreement dated November 15, 1988 between Boston Technology, Inc. and VMX, Inc. (Incorporated by reference to the Registration Statement of Boston Technology, Inc. on Form S-1 under the Securities Act of 1933, Registration No. 33-32134.)

         10.22* License Agreement dated January 22, 1990 between Boston Technology, Inc. and Dytel Corporation. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1990.)

         10.23* Settlement Agreement dated December 28, 1993 between the Boston Technology, Inc. and Theis Research, Inc. and Peter
                    F. Theis. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1994.)

         10.24* Boston Technology, Inc. 1995 Director Stock Option Plan. (Incorporated by reference to the Quarterly Report of Boston Technology, Inc. on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended July 31, 1995.)

         10.25* Boston Technology, Inc. 1992 Directors' Stock Option Plan, as amended. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1994.)

         10.26* Boston Technology, Inc. 1994 Stock Incentive Plan. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1994.)

         10.27* Boston Technology, Inc. 1989 Incentive Stock Option Plan, as amended. (Incorporated by reference to the Definitive Proxy Materials for Boston Technology, Inc.'s Annual Meeting of Stockholders held July 14, 1992.)

         10.28* Boston Technology, Inc. Employee Savings and Profit Sharing Plan. (Incorporated by reference to Registration Statement of Boston Technology, Inc. on Form S-1 under the Securities Act of 1933, Registration No. 33-32134.)

         10.29* Boston Technology, Inc. Employee Severance Benefit Plan. (Incorporated by reference to the Current Report of Boston Technology, Inc. on Form 8-K under the Securities Exchange Act of 1934 dated May 9, 1991.)

         10.30* Boston Technology, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to the Definitive Proxy Materials for Boston Technology, Inc.'s Annual Meeting of Stockholders held June 25, 1996.)

         10.31* Lease dated June 7, 1996 between Boston Technology, Inc. and WBAM Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1997.)

21       Subsidiaries of Registrant.

27       Financial Data Schedule

- ----------------

* Incorporated by reference.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                        Page

Independent Auditors' Report                                             F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997             F-3

Consolidated Statements of Income for the Years Ended December 31,
   1995, 1996 and 1997                                                   F-4

Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 1995, 1996 and 1997                                F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1995, 1996 and 1997                                      F-7

Notes to Consolidated Financial Statements                               F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Comverse Technology, Inc. Woodbury, New York

We have  audited  the  accompanying  consolidated  balance  sheets  of  Comverse
Technology,  Inc. and  subsidiaries  (the "Company") as of December 31, 1996 and
1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

New York, New York
February 12, 1998

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
(In thousands, except share data)


ASSETS                                                                                            1996          1997
------                                                                                            ----          ----

CURRENT ASSETS:
   Cash and cash equivalents                                                                   $  196,724   $  173,531
   Bank time deposits                                                                              10,000       40,700
   Short-term investments                                                                          39,464       60,787
   Accounts receivable, net of allowance for doubtful accounts
     of $3,984 and $3,524                                                                          63,540       79,783
   Inventories                                                                                     31,494       35,220
   Prepaid expenses and other current assets                                                        9,034       13,315
   Deferred income tax benefits                                                                       721        2,163
                                                                                               ----------   ----------
TOTAL CURRENT ASSETS                                                                              350,977      405,499
                                                                                               ----------   ----------
PROPERTY AND EQUIPMENT, net                                                                        18,041       25,105
INVESTMENTS                                                                                         5,788        6,859
OTHER ASSETS                                                                                       16,095       20,100
                                                                                               ----------   ----------

TOTAL ASSETS                                                                                   $  390,901   $  457,563
                                                                                               ==========   ==========




LIABILITIES AND STOCKHOLDERS' EQUITY                                                             1996           1997
------------------------------------                                                             ----           ----

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                     $   40,531     $   48,732
   Bank loans                                                                                    11,195         16,970
   Advance payments from customers                                                                6,400          9,292
   Other current liabilities                                                                        602            202
                                                                                             ----------     ----------
TOTAL CURRENT LIABILITIES                                                                        58,728         75,196
                                                                                             ----------     ----------
CONVERTIBLE SUBORDINATED DEBENTURES                                                             115,000        115,000
LIABILITY FOR SEVERANCE PAY                                                                       2,708          3,515
OTHER LIABILITIES                                                                                 2,407          2,370
                                                                                             ----------     ----------
TOTAL LIABILITIES                                                                               178,843        196,081
                                                                                             ----------     ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value--authorized, 2,500,000 shares;
     issued, none                                                                                 -              -
   Common stock, $0.10 par value -- authorized, 100,000,000 shares;
     issued and outstanding, 24,741,228 and 25,199,176 shares                                     2,474          2,519
   Additional paid-in capital                                                                   136,737        142,998
   Cumulative translation adjustment                                                                (56)            (8)
   Unrealized gain on available-for-sale securities, net of tax                                   1,547          1,117
   Retained earnings                                                                             71,356        114,856
                                                                                             ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                                                      212,058        261,482
                                                                                             ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $  390,901     $  457,563
                                                                                             ==========     ==========


See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(In thousands, except per share data)


                                                                           1995              1996             1997
                                                                           ----              ----             ----
REVENUES:
   Sales                                                               $   137,149      $   197,181       $   280,281
   Interest and other income                                                 8,747           10,130            16,209
                                                                       -----------      -----------       -----------

TOTAL REVENUES                                                             145,896          207,311           296,490
                                                                       -----------      -----------       -----------

COSTS AND EXPENSES:
   Cost of sales                                                            59,297           84,319           118,857
   Selling, general and administrative                                      41,388           53,347            74,064
   Research and development, net                                            19,426           27,441            38,659
   Interest expense and other                                                4,406            7,063             9,769
   Royalties and license fees                                                2,419            4,365             6,865
   Minority interest                                                         (207)            (260)                29
   Equity in loss (gain) of affiliates                                          60              225              (68)
                                                                       -----------      -----------       -----------

TOTAL COSTS AND EXPENSES                                                   126,789          176,500           248,175
                                                                       -----------      -----------       -----------

INCOME BEFORE GAIN ON ISSUANCE OF
  SUBSIDIARY SHARES AND INCOME TAX PROVISION                                19,107           30,811            48,315

GAIN ON ISSUANCE OF SUBSIDIARY SHARES                                        -                  535                 -
                                                                       -----------      -----------       -----------

INCOME BEFORE INCOME TAX                                                    19,107           31,346            48,315

INCOME TAX PROVISION                                                         2,057            3,358             4,815
                                                                       -----------      -----------       -----------

NET INCOME                                                             $    17,050      $    27,988       $    43,500
                                                                       ===========      ===========       ============

EARNINGS PER SHARE:
     Basic                                                             $      0.81      $      1.28       $      1.74
                                                                       ===========      ===========       ===========
     Diluted                                                           $      0.75      $      1.16       $      1.61
                                                                       ===========      ===========       ===========


See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(In thousands, except share data)

                                                          Common Stock             Additional        Cumulative       Unrealized
                                                     -----------------------
                                                     Number of          Par         Paid-in          Translation        Gains
                                                       Shares          Value        Capital          Adjustment        (Losses)
                                                       ------          -----        -------          ----------        --------
BALANCE, JANUARY 1, 1995                          $  20,981,456   $    2,098     $    73,300        $    (118)       $       15
Unrealized gain  on available-for-sale
   securities, net of tax                                     -            -               -                 -              631
Common stock issued in connection with
   exercise of stock options                            370,446           37           2,040                 -                -
Common stock issued in connection with acquisition
   of additional interest in majority-owned subsidiary   10,696            1             154                 -                -

Tax benefit of disqualifying dispositions of
   incentive stock options                                    -            -             258                 -                -
Translation adjustment                                        -            -               -               (18)               -
Net income, year ended December 31, 1995                      -                            -                 -                -
                                                   ------------    ---------     -----------        ----------       ----------
BALANCE, DECEMBER 31, 1995                           21,362,598        2,136          75,752              (136)             646
Unrealized gain  on available-for-sale securities,
   net of tax                                                 -            -               -                 -              901
Common stock issued in connection with
   exercise of stock options                            276,362           27           1,490                 -                -
Conversion of convertible subordinated
   debentures                                         3,096,768          310          58,335                 -                -
Common stock issued in connection with acquisition
   of additional interest in majority-owned subsidiary    5,500            1             148                 -                -

Tax benefit of disqualifying dispositions of
   incentive stock options                                    -            -           1,012                 -                -
Translation adjustment                                        -            -               -                80                -
Net income, year ended December 31, 1996                      -            -               -                 -                -
                                                   ------------    ---------     -----------        ----------       ----------
BALANCE, DECEMBER 31, 1996                           24,741,228        2,474         136,737               (56)            1,547
Unrealized gain  on available-for-sale securities,
   net of tax                                                -             -               -                 -              (430)
Common stock issued in connection with
   exercise of stock options                            457,948           45           3,331                 -                 -
Tax benefit of disqualifying dispositions of
   incentive stock options                                   -             -           2,930                 -                 -
Translation adjustment                                       -             -               -                48                 -
Net income, year ended December 31, 1997                     -             -               -                 -                 -
                                                   ------------    ---------     -----------        ----------       ----------

BALANCE, DECEMBER 31, 1997                           25,199,176    $   2,519     $   142,998        $       (8)      $    1,117
                                                   ============    =========     ===========        ===========      ==========

                                                  See notes to consolidated financial statements.

                                                             Retained
                                                             Earnings        Total
                                                             --------        -----
BALANCE, JANUARY 1, 1995                                  $    26,318     $  101,613
Unrealized gain  on available-for-sale
   securities, net of tax                                           -            631
Common stock issued in connection with
   exercise of stock options                                        -          2,077
Common stock issued in connection with acquisition
   of additional interest in majority-owned subsidiary              -            155
Tax benefit of disqualifying dispositions of
   incentive stock options                                          -            258
Translation adjustment                                              -            (18)
Net income, year ended December 31, 1995                       17,050         17,050
                                                          -----------     ----------
BALANCE, DECEMBER 31, 1995                                     43,368        121,766
Unrealized gain  on available-for-sale securities,
   net of tax                                                       -            901
Common stock issued in connection with
   exercise of stock options                                        -          1,517
Conversion of convertible subordinated
   debentures                                                       -         58,645
Common stock issued in connection with acquisition
   of additional interest in majority-owned subsidiary              -            149

Tax benefit of disqualifying dispositions of
   incentive stock options                                          -          1,012
Translation adjustment                                              -             80
Net income, year ended December 31, 1996                       27,988         27,988
                                                          -----------     ----------
BALANCE, DECEMBER 31, 1996                                     71,356        212,058
Unrealized gain  on available-for-sale securities,
   net of tax                                                       -          (430)
Common stock issued in connection with
   exercise of stock options                                        -          3,376
Tax benefit of disqualifying dispositions of
   incentive stock options                                          -          2,930
Translation adjustment                                              -             48
Net income, year ended December 31, 1997                       43,500         43,500
                                                          -----------     ----------

BALANCE, DECEMBER 31, 1997                                $   114,856     $  261.482
                                                          ===========     ==========

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(In thousands)

                                                                                1995           1996             1997
                                                                                ----           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $    17,050     $    27,988     $    43,500
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization                                               5,874           7,132           9,700
     Equity in loss (gain) of affiliates                                            60             225             (68)
     Minority interest                                                            (207)           (260)             29
     Changes in assets and liabilities:
       Accounts receivable                                                     (18,828)        (20,531)        (16,243)
       Inventories                                                              (3,346)        (15,721)         (3,726)
       Prepaid expenses and other current assets                                (3,811)           (862)         (4,337)
       Accounts payable and accrued expenses                                     8,038          13,287           8,201
       Advance payments from customers                                            (399)          1,412           2,892
       Liability for severance pay                                                 947             409             807
       Other                                                                     1,322            (563)         (1,009)
                                                                           -----------     ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        6,700          12,516          39,746
                                                                           -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and sales (purchases) of bank time deposits
     and investments, net                                                       63,606         (25,792)       (53,524)
   Purchase of property and equipment                                           (5,556)         (9,745)       (12,580)
   Capitalization of software development costs                                 (4,697)         (4,466)        (6,008)
                                                                           ------------    ------------    -----------

NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                                        53,353         (40,003)       (72,112)
                                                                           -----------     ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of debentures                                $         -      $  111,899     $         -
   Proceeds from issuance of common stock in connection with
     exercise of stock options and warrants                                      2,077           1,665           3,376
   Net proceeds from bank loans and other debt                                       -          10,785           5,797
   Other                                                                        (1,493)              -               -
                                                                           ------------     ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          584         124,349           9,173
                                                                           -----------      ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             60,637          96,862         (23,193)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    39,225          99,862         196,724
                                                                           -----------      ----------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $    99,862      $  196,724      $  173,531
                                                                           ===========      ==========      ==========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
   Cash paid during the year for interest                                  $     3,492      $    3,138      $    7,397
                                                                           ===========      ==========      ==========
   Cash paid during the year for income taxes                              $       850      $    2,882      $    2,646
                                                                           ===========      ==========      ==========

                                          See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

1.      ORGANIZATION AND BUSINESS

        Comverse Technology, Inc. ("Comverse" and, together with its subsidiaries, "CTI" or the "Company") was organized as a New York corporation in October 1984. The Company is engaged in the design, development, manufacture, marketing and support of special purpose computer and telecommunications systems and software for multimedia communications and information processing applications.


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

        Concentration of Credit Risk - Financial instruments which potentially expose the Company to concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in bank time deposits, money market funds placed with major banks and financial institutions, corporate commercial paper, corporate medium-term notes, and U.S. government obligations that have maturities of one year or less. Accounts receivable are generally diversified due to the number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

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

        Income Taxes - The Company accounts for its income using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

        Revenue and Expense Recognition - Revenues from product sales are generally recognized upon shipment. Products shipped for customer trials are carried in finished goods inventory until customer acceptance is obtained, at which time revenue is recognized.

        Revenues from certain contracts are recognized under the percentage-of-completion method on the basis of physical completion to date or using actual costs incurred to total expected costs under the contract. Amounts received from customers in excess of revenues earned under the percentage-of-completion method are recorded as advance payments from customers. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance, and are included in cost of sales in the consolidated statements of income.

        Expenses incurred in connection with research and development activities, other than certain software development costs that are capitalized, and selling, general and administrative expenses are charged to operations as incurred.

        Software Development Costs - Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers. Amortization expenses amounted to $2,453,000, $3,079,000 and $3,546,000 in 1995, 1996 and 1997, respectively.

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

        Net  losses  from  foreign  currency   transactions,   included  in  the
        consolidated statements of income, approximated $249,000, $731,000 and $1,555,000 in 1995, 1996 and 1997, respectively.

        The Company occasionally enters into foreign exchange forward contracts and options on foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. Any gain or loss on a foreign exchange contract which hedges a firm commitment is deferred until the underlying transaction is realized, at which time it is included in the consolidated statement of income. At December 31, 1997, there were outstanding forward contracts to purchase approximately $3,500,000 in Western European currencies. The Company also purchases foreign exchange options which permit, but do not require, the Company to exchange foreign currencies at a future date with another party at a contracted exchange rate. To finance premiums paid on such options, from time to time the Company may also write offsetting options at exercises prices which limit, but do not eliminate, the effect of purchased options as a hedge. As of December 31, 1997, the Company had purchased foreign exchange options of $8,000,000 and written foreign exchange options of $8,000,000 in Western European currencies.

        Other Assets - Licenses of patent rights and acquired "know-how" are recorded at cost and amortized using the straight-line method over the estimated useful lives of the related technology, not exceeding five years. Goodwill and other intangible assets associated with acquired subsidiaries are amortized over periods ranging from five to twelve years. Debt issue costs are amortized over the ten-year term of the related debt, on a straight-line basis.

        Long-Lived Assets - The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

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


3.      RESEARCH AND DEVELOPMENT

        A significant portion of the Company's research and development operations are located in Israel where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. For the years 1995, 1996 and 1997, the Company's research and development activities included projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimbursed a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. The Company is required to pay royalties to the OCS based on the sale of products incorporating technology developed in these projects. In addition, under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The amounts reimbursed by the OCS for the years 1995, 1996 and 1997 were $7,735,000, $9,172,000 and $16,276,000, respectively.

4.      SHORT-TERM INVESTMENTS

        The  Company   classifies   all  of  its   short-term   investments   as
        available-for-sale   securities.   The   following   is  a  summary   of
        available-for-sale securities as of December 31, 1997:

                                                                  Gross               Gross         Estimated
                                                              Unrealized          Unrealized          Fair
                                            Cost                  Gains              Losses           Value
                                         ----------------------------------------------------------------------
                                                                  (In thousands)

        U.S. treasury notes              $     248              $      4           $     -           $      252
        Corporate debt securities           35,685                    50                 -               35,735
        U.S. Government
           agency bonds                        749                     -                 -                  749
                                         ---------              --------           -------           ----------
        Total debt securities               36,682                    54                 -               36,736
                                         ---------              --------           -------           ----------

        Common stock                        14,359                 2,787             1,687               15,459
        Mutual funds investing in
           U.S. government and
           agencies obligations              1,929                    35                 -                1,964
        Preferred stock                      5,981                   880               233                6,628
                                        ----------              --------           -------           ----------
        Total equity securities             22,269                 3,702             1,920               24,051
                                        ----------              --------           -------           ----------

                                        $   58,951              $  3,756           $ 1,920           $   60,787
                                        ==========              ========           =======           ==========



        The following is a summary of available-for-sale securities as of December 31, 1996:

                                                                  Gross               Gross         Estimated
                                                              Unrealized          Unrealized          Fair
                                            Cost                  Gains              Losses           Value
                                         ----------------------------------------------------------------------
                                                                   (In thousands)

        U.S. treasury notes              $     347              $      4           $   -             $      351
        Corporate debt securities           12,493                     5               -                 12,498
        U.S. government
               agency bonds                    746                     2               -                    748
                                         ---------              --------           -------           ----------
        Total debt securities               13,586                    11               -                 13,597
                                         ---------              --------           -------           ----------

        Common stock                        15,300                 2,878               986               17,192
        Mutual funds investing in
           U.S. government and
           agencies obligations              1,929                    10               -                  1,939
        Preferred stock                      6,431                   349                44                6,736
                                        ----------              --------           -------           ----------
        Total equity securities             23,660                 3,237             1,030               25,867
                                        ----------              --------           -------           ----------

                                        $   37,246              $  3,248           $ 1,030           $   39,464
                                        ==========              ========           =======           ==========



        During 1997,  the gross  realized  gains on sales of securities  totaled
        approximately   $4,037,000  and  the  gross   realized   losses  totaled
        approximately $2,503,000.

        The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are as follows:

                                                                                   Estimated
                                                                Cost               Fair Value
                                                                ----               ----------
                                                                      (In thousands)

        Due in one year or less                              $  15,041               $  15,047
        Due after one year through three years                  21,591                  21,638
        Due after three years                                       50                      51
                                                             ---------               ---------

                                                             $  36,682               $  36,736
                                                             =========               =========

5.      INVENTORIES

        Inventories consist of:
                                                                                        December 31,
                                                                                -------------------------
                                                                                  1996             1997
                                                                                  ----             ----
                                                                                      (In thousands)

                      Raw materials                                             $ 17,681         $  15,766
                      Work in process                                              7,853            10,098
                      Finished goods                                               5,960             9,356
                                                                                --------         ---------
                                                                                $ 31,494         $  35,220
                                                                                ========         =========



6.      PROPERTY AND EQUIPMENT

        Property and equipment consists of:

                                                                                        December 31,
                                                                                -------------------------
                                                                                  1996             1997
                                                                                  ----             ----
                                                                                      (In thousands)

                      Fixtures and equipment                                    $ 28,943         $  41,826
                      Transportation vehicles                                      3,237             2,845
                      Leasehold improvements                                         283               372
                                                                                --------         ---------
                                                                                  32,463            45,043
                      Less accumulated depreciation
                             and amortization                                    (14,422)          (19,938)
                                                                                ---------        ----------

                                                                                $ 18,041         $  25,105
                                                                                ========         =========

7.      OTHER ASSETS

        Other assets consist of:

                                                                                        December 31,
                                                                                -------------------------
                                                                                  1996             1997
                                                                                  ----             ----
                                                                                      (In thousands)
           Software development costs, net of accumulated
                 amortization of $9,103 and $12,649                             $ 10,143         $  12,605

           Other assets                                                            5,952             7,495
                                                                                --------         ---------

                                                                                $ 16,095         $  20,100
                                                                                ========         =========



8.      ACQUISITIONS

        On January 14, 1998, Boston Technology, Inc., a Delaware corporation, ("BTI") merged with and into Comverse in a transaction that will be accounted for as a pooling of interests. BTI designs, develops, manufactures, markets and supports standard and customized enhanced services platforms and software applications for the telephone network operator market. Pursuant to the merger, the issued and outstanding shares of BTI at the effective date of the merger were converted into an aggregate of approximately 18,141,185 shares of Comverse's common stock and outstanding options and warrants to purchase BTI stock were converted into options and warrants to purchase an aggregate of 3,458,265 Comverse shares.

        Unaudited pro forma consolidated statement of income data for the years ended December 31, 1995, 1996, and 1997 are as follows:


                                                          CTI            BTI          Adjustments         Combined
                                                          ---            ---          -----------         --------
                                                                        (In thousands, except per share amounts)
        1995
        Sales                                        $   137,149       $   105,267                        $   242,416
        Net income (loss)                            $    17,050       $   (14,890)                       $     2,160
        Earnings per share - diluted                 $      0.75                                          $      0.06

        1996
        Sales                                        $   197,181       $   192,458                        $   389,639
        Net income                                   $    27,988       $    14,149                        $    42,137
        Earnings per share - diluted                 $      1.16                                          $      1.01

        1997
        Sales                                        $   280,281       $   210,525      $    (1,866)      $   488,940
        Net income (loss)                            $    43,500       $    (7,503)     $    (1,472)      $    34,525
        Earnings per share - diluted                 $      1.61                                          $      0.75

        The pro forma adjustments relate to the elimination of intercompany transactions between CTI and BTI.

        The unaudited pro forma consolidated statement of income data combine the historical statement of income data of the Company for the years ended December 31, 1995, 1996 and 1997 with the historical statement of income data of BTI for the fiscal years ended January 31, 1996 and 1997 and the eleven months ended December 31, 1997, respectively.

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


9.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of:

                                                                                       December 31,
                                                                                -------------------------
                                                                                  1996            1997
                                                                                  ----            ----
                                                                                     (In thousands)

                        Accounts payable                                        $ 19,929       $  23,387
                        Accrued salaries                                           4,737           7,491
                        Accrued vacation                                           2,951           4,286
                        Accrued royalties                                          3,426           5,052
                        Other accrued expenses                                     9,488           8,516
                                                                                --------       ---------
                                                                                $ 40,531       $  48,732
                                                                                ========       =========


10.    BANK LOANS

       As of December 31, 1997, a subsidiary of Comverse has a bank loan of $16,500,000. The loan has an interest rate of 6% and is repayable in July 1998. The loan is secured by a $16,500,000 deposit with the bank.


11.    CONVERTIBLE SUBORDINATED DEBENTURES

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


12.     LIABILITY FOR SEVERANCE PAY

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

        The Company is obligated under an agreement with its chief executive officer to provide a severance payment upon the termination of his employment with the Company. Approximately $1,186,000 and $1,398,000 has been accrued as of December 31, 1996 and 1997, respectively, relating to this liability.


13.     RELATED PARTIES

        The Company  paid or accrued  legal fees to one of its  directors in the
amounts  of  $298,000,   $254,000,   and  $422,000  in  1995,   1996  and  1997,
respectively.


14.     STOCK OPTIONS

       Employee Stock Options - At December 31, 1997, 3,719,516 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 239,763 options were available for future grant under Comverse's Stock Option Plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in annual increments over periods of up to four years from the date of grant or the date of commencement of the grantee's employment with the Company.

       The changes in the number of options were as follows:


                                                                               Year Ended December 31,
                                                          -----------------------------------------------------
                                                              1995                 1996                  1997
                                                              ----                 ----                  ----

       Outstanding at beginning of year                    2,455,755            2,677,333              3,392,847
       Granted during the year                               650,200            1,086,526               897,400
       Exercised during the year                            (370,442)            (276,362)             (457,948)
       Canceled, terminated and expired                      (58,180)             (94,650)             (112,783)
                                                          ----------          -----------              --------

       Outstanding at end of year                           2,677,333            3,392,847             3,719,516
                                                          ===========           ==========          ============


       At December 31, 1997, options to purchase an aggregate of 1,441,428 shares were vested and currently exercisable under the option plans and options to purchase an additional 2,278,088 shares vest at various dates extending through the year 2001.

       Weighted average option exercise price information for the years 1995, 1996 and 1997 was as follows:

                                                               1995                  1996                  1997
                                                               ----                  ----                  ----

       Outstanding at beginning of year                     $  6.77               $  8.48               $ 13.86
       Granted during the year                                13.58                 25.17                 42.92
       Exercised during the year                               5.62                  5.63                  7.83
       Canceled, terminated and expired                       11.22                 14.95                 25.89
       Exercisable at year end                                 5.19                  6.46                  8.01



       Significant option groups outstanding at December 31, 1997 and related weighted average price and life information were as follows:

                                          Weighted Average        Weighted                          Weighted
       Range of              Number            Remaining           Average            Number         Average
       Exercise Price      Outstanding      Contractual Life     Exercise Price     Exercisable    Exercise Price
       --------------      -----------      ----------------     --------------     -----------    --------------

       $  1.40 -   $10.00      1,402,545          5.32             $   7.22           1,258,045        $  6.90
       $ 10.20 -   $23.75      1,139,571          7.87                18.68             180,983          15.29
       $ 33.25 -   $44.25      1,157,000          9.34                40.36                   0              0
       $ 45.25 -   $45.25         20,400          5.49                45.25               2,400        $ 45.25
                             -----------          ----             --------           ---------        -------

                               3,719,516          7.35             $  21.25           1,441,428        $  8.01
                             ===========          ====             ========           =========        =======


       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced by approximately $1,067,000, $2,676,000 and $7,401,000 or $.04, $.09 and
       $.28 per diluted share in 1995, 1996 and 1997, respectively. The weighted average fair value of the options granted during 1995, 1996 and 1997 is estimated at $8.40, $13.66 and $23.14 on the date of grant (using the Black-Scholes option pricing model) with the following weighted average assumptions for 1995, 1996 and 1997, respectively: volatility of 67%, 55% and 54%, risk-free interest rate of 6.8%, 6.1% and 6.5%, and an expected life of five years in 1995, 1996 and 1997.

       Options on Subsidiary Shares - Comverse has granted to its chief executive officer, under the terms of his employment agreement, options to acquire 7.5% of the equity of Comverse's subsidiaries, other than Efrat Future Technology, Ltd. ("Efrat"). In addition, Comverse has granted to certain other key executives of the Company options to acquire shares of certain subsidiaries, other than Efrat, as a means of providing incentives directly tied to the performance of those subsidiaries for which different executives have direct responsibility. Such options, which upon exercise would represent in the aggregate up to 23.6% of the outstanding shares of each subsidiary, have terms of ten years and become exercisable and vest in equal ratable annual increments over periods ranging from three to five years from the first anniversary of the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by a committee of the Board of Directors. Upon the exercise, in whole or in part, of any option, Comverse will receive an irrevocable proxy to vote the underlying shares and a right of first refusal to purchase the shares upon any proposed sale, transfer or other disposition, until such time as the shares shall have been sold in a bona fide open market transaction.


15.    EARNINGS PER SHARE ("EPS")

        In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic earnings per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings per share for each of the three years ended December 31, 1997 was as follows:

                                           1995                           1996                          1997
                                -----------------------------  --------------------------   --------------------------
                                                    Per-Share                   Per Share                    Per Share
                                 Income   Shares   Amount      Income    Shares  Amount      Income    Shares Amount
                                                          (In thousands, except per share data)

        Basic EPS
        Net Income              $ 17,050   21,122   $ 0.81    $ 27,988    21,931  $ 1.28    $ 43,500   25,017  $  1.74
                                                    ======                        ======                       =======

        Effect of Dilutive
             Securities
        Options                             1,480                          1,815                        2,082
        Convertible debentures                                   2,586     2,701
                                --------  -------   ------    --------   -------

        Diluted EPS             $ 17,050   22,602   $ 0.75    $ 30,574    26,447  $ 1.16    $ 43,500   27,099  $  1.61
                                ========  =======   ======    ========   =======  ======    ========   ======  =======


        Debentures convertible into 3,096,768 shares, 2,513,661 shares and 2,513,661 shares were outstanding as of December 31, 1995, 1996 and 1997, respectively, but were not included in the computation of diluted EPS because the effect of including them would be antidilutive.

16.     FOREIGN OPERATIONS

        Condensed net assets, exclusive of intercompany balances, applicable to all foreign operations, principally located in Israel, included in the consolidated balance sheets, are summarized as follows:

                                                                                              December 31,
                                                                                    ----------------------------
                                                                                          1996             1997
                                                                                          ----             ----
                                                                                            (In thousands)

                   Current assets                                                   $    85,841      $   131,262
                   Property and equipment, net                                           13,548           19,523
                   Software development costs, net                                        9,394           12,134
                   Other assets                                                              80            1,757
                                                                                    -----------      -----------

                      Total assets                                                      108,863          164,676
                                                                                    -----------      -----------

                   Current liabilities                                                   32,323           43,942
                   Other liabilities                                                      2,258            2,849
                                                                                    -----------      -----------

                      Total liabilities                                                  34,581           46,791
                                                                                    -----------      -----------

                           Net assets                                               $    74,282      $   117,885
                                                                                    ===========      ===========



       Condensed operating information, exclusive of intercompany transactions, applicable to all foreign operations, principally located in Israel, included in the consolidated statements of income, is summarized as follows:

                                                                              Year Ended December 31,
                                                                     -----------------------------------------
                                                                       1995            1996            1997
                                                                       ----            ----            ----
                                                                                  (In thousands)

                  Total revenues                                     $  72,843      $   95,766    $   156,337
                  Costs and expenses                                    71,430         112,056        166,726
                                                                     ---------      ----------    -----------
                  Operating income (loss)                            $   1,413      $  (16,290)   $   (10,389)
                                                                     =========      ===========   ============


        The operating results shown above reflect the inclusion in costs and expenses of fixed charges incurred by Comverse's foreign subsidiaries necessary to support a level of activity which is greater than that shown in the table due to the exclusion of intercompany revenue. Foreign operations in 1996 and 1997 were profitable when intercompany transactions are included.

17.     INCOME TAXES

        The provision for income taxes consists of the following:

                                                                                    Year Ended December 31,
                                                                           -----------------------------------
                                                                               1995          1996         1997
                                                                               ----          ----         ----
                                                                                       (In thousands)
           Current:
             Federal                                                       $     529    $   1,544    $   3,471
             State                                                               272          560          678
             Foreign                                                           1,022        1,950        1,941
                                                                           ---------    ---------    ---------

                                                                               1,823        4,054        6,090
                                                                           ---------    ---------    ---------

           Deferred (benefit):
             Federal                                                              25         (621)      (1,151)
             State                                                               (12)         (97)        (107)
             Foreign                                                             221           22          (17)
                                                                           ---------    ---------    ----------

                                                                                 234         (696)      (1,275)
                                                                           ---------    ----------   ----------

                                                                           $   2,057    $   3,358    $   4,815
                                                                           =========    =========    =========

        The reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:


                                                                                     Year Ended December 31,
                                                                           -----------------------------------
                                                                               1995           1996           1997
                                                                               ----           ----           ----

                  U.S. Federal statutory rate                                   35%            35%            35%
                  Consolidated worldwide income
                       in excess of U.S. income                                (31)           (30)           (28)
                  Foreign income taxes                                           7              6              4
                  Other                                                          -              -             (1)
                                                                           -------      ---------       --------
                  Company's effective tax rate                                  11%            11%            10%
                                                                           =======      =========       ========



         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset and liability at December 31, 1996 and 1997 are as follows:


                                                                                    1996                    1997
                                                                                    ----                    ----
                                                                                          (In thousands)
           Deferred tax liability:
             Expenses deductible for tax purposes and
               not for financial reporting purposes                               $    890              $    846
             Unrealized gain on available-for-sale securities                          674                   679
                                                                                  --------              --------
                                                                                  $  1,564              $  1,525
                                                                                  ========              ========

           Deferred tax asset:
             Reserves not currently deductible                                    $  3,024              $  3,092
             Tax loss carryforwards                                                  1,091                   482
             Inventory capitalization                                                  197                   420
             Other                                                                     223                   853
                                                                                  --------              --------
                                                                                     4,535                 4,847

           Less: valuation allowance                                                (3,814)               (2,684)
                                                                                  ---------             ---------

                 Total deferred tax asset                                         $    721              $  2,163
                                                                                  ========              ========

        Income tax has not been provided on unrepatriated earnings of foreign subsidiaries as currently it is the intention of the Company to reinvest such foreign earnings in their operations.


18.     BUSINESS SEGMENT INFORMATION

        The Company is engaged in one business segment: the design, development, manufacture, marketing and support of special purpose computer and telecommunications systems and software for multimedia communications and information processing applications.

        Sales by geographic regions, as a percentage of total sales, for the years ended December 31, 1995, 1996 and 1997 were as follows:

                                                                      1995       1996      1997
                                                                      ----       ----      ----

                           United States                                29%        28%       25%
                           Canada                                        4%         3%        2%
                           Europe                                       31%        39%       45%
                           Far East/Australia                           24%        21%       17%
                           Latin America                                 2%         1%        4%
                           Other                                        10%         8%        7%
                                                                     ------     ------     -----

                           Total                                       100%       100%      100%
                                                                     ======     ======     =====


19.     COMMITMENTS AND CONTINGENCIES

        Leases - The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $3,014,000, $3,511,000 and $6,287,000 in 1995,
        1996, and 1997, respectively.

        As of December 31, 1997, the minimum rent obligations of the Company were approximately as follows:
                                                                 Amount
                                                                 ------
                                                             (In thousands)

                          1998                                $    7,585
                          1999                                     4,047
                          2000                                     2,892
                          2001                                     2,639
                          2002 and thereafter                      6,971
                                                              ----------

                                                              $   24,134

        Employment Agreements - The Company is obligated under employment contracts with its chief executive officer to provide salary, bonuses, and fringe benefits through June 30, 2000. Minimum salary payments under the contracts currently amount to $350,000 per year and aggregate $875,000 through June 30, 2000. The executive is entitled to annual bonuses equal to at least 3% of the Company's consolidated after-tax net income during each year. Upon termination or expiration of the term of employment, the executive is entitled to receive a severance payment equal to $93,170 for each year of his previous and current employment with the Company, which is increased by the rate of 10% per annum compounded for each year of employment, plus continued employment-related benefits for the period of 36 months thereafter. If the termination of employment results from a unilateral termination or fundamental breach of the agreement by the Company, or the resignation of the executive within six months following a change in control of the Company not approved by the executive in his capacity as a director of Comverse, the executive is entitled to an additional payment equal to 299% of the average annual cash compensation, including salary and any bonus payments, received by the executive from the Company during the three immediately preceding fiscal years, plus an amount equal to the income tax resulting from such payment. The agreements also provide for the executive to receive options entitling him to purchase 7-1/2% of the equity of Comverse's subsidiaries, other than Efrat, at prices equal to the higher of book value of the underlying shares at the date of option grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors.

        Most other employment agreements of the Company are terminable with or without cause with prior notice of 60 days or less.

        Licenses and Royalties - The Company licenses certain technology, "know-how," software and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements entered into in connection with research and product development activities. The Company currently pays royalties on the sale of substantially all of its TRILOGUE and AUDIODISK product lines in varying amounts based upon the revenues attributed to the various components of such products. Royalties typically range from approximately 1.5% to 6% of net sales of the related products and, in the case of royalties due to government funding sources in respect of research and development projects, are required to be paid until the funding organization has received total royalties ranging from 100% to 150% of the amounts received by the Company under the approved project budgets.

       Dividend Restrictions - The ability of Comverse's Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that cash dividends may be paid by an Israeli corporation only out of retained earnings as determined for statutory purposes in Israeli currency. In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years' earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to United States residents are subject to withholding of Israeli income tax at source at a rate of up to 25%, depending on the particular facilities which have generated the earnings that are the source of the dividends.

       Investments - In 1997, wholly-owned subsidiaries of Comverse and Quantum Industrial Holdings Ltd. organized two new companies to make investments primarily relating to Israel, including investments in high technology ventures. Each participant committed a total of $25,000,000 to the capital of the new companies, for use as suitable investment opportunities are identified. Quantum Industrial Holdings Ltd. is the principal direct investment vehicle of the Quantum Group, a group of investment funds managed by Soros Fund Management LLC.

        Guaranties - The Company has obtained bank guaranties primarily for performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $11,800,000 at December 31, 1997, are to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 1998.

        Litigation - The Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements.


20.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                          December 31, 1996                  December 31, 1997
                                                     ---------------------------      ------------------------
                                                      Carrying        Estimated         Carrying           Estimated
                                                       Amount        Fair Value          Amount           Fair Value
                                                       ------        ----------          ------           ----------
                                                                        (In thousands)
       Liabilities:
         Convertible subordinated
            debentures                              $  115,000     $ 119,456           $  115,000          $  122,188

       Off-balance sheet financial instruments:
       Foreign exchange forward contracts
         used for hedging purposes                  $    -        $       64           $   -               $     (157)

        Cash and Cash Equivalents, Bank Time Deposits, Short-Term Investments, Accounts Receivable, Long-Term Receivables, Investments, and Accounts Payable The carrying amounts of these items are a reasonable estimate of their fair value.

        Convertible   Subordinated   Debentures  and  Foreign  Exchange  Forward
        Contracts - The fair value of these securities is estimated based on quoted market prices or recent sales for those or similar securities.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.


21.     RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for periods beginning after December 15, 1997.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of its financial statements and the disclosures therein. SFAS No. 131 is effective for periods beginning after December 15, 1997.

        In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition". This Statement specifies certain changes for determining the recognition of software revenue. The Company is in the process of evaluating the impact of the SOP on its revenue recognition policies. SOP No. 97-2 is effective for periods beginning after December 15, 1997.

22.     QUARTERLY INFORMATION (UNAUDITED)

        The following table shows selected results of operations for each of the quarters during 1996 and 1997.

                                                                                Fiscal Quarter Ended
                            March 31,     June 30,     Sept. 30,    Dec. 31,     March 31,    June 30,     Sept. 30,     Dec. 31,
                              1996          1996         1996         1996         1997         1997         1997          1997
                              ----          ----         ----         ----         ----         ----         ----          ----
                                                          (In thousands, except per share amounts)

Sales                       $  40,410    $  46,629    $  51,892     $ 58,250     $ 63,473     $  67,015    $  72,193    $  77,600
Interest and Other Income       1,786        2,078        2,216        4,050        4,045         4,176        3,751        4,236
                            ---------    ---------    ---------     --------     --------     ---------    ---------    ---------
   Total Revenues           $  42,196    $  48,707    $  54,108     $ 62,300     $ 67,518     $  71,191    $  75,944    $  81,836
                            =========    =========    =========     ========     ========     =========    =========    =========

Gross profit                $  23,058    $  26,615    $  29,782     $ 33,407     $ 36,540     $  38,576    $  41,612    $  44,696
Net income $                    5,507    $   6,851    $   7,235     $  8,395     $  9,587     $  10,770    $  11,338    $  11,805
                            ==========   ==========   ===========  =========     ============  ===========  ========    =========


Earnings per share:
   Basic                    $   0.26      $   0.32    $    0.34      $  0.36      $  0.39     $    0.43    $    0.45    $    0.47
                            ========      ========    =========      =======      =======     =========    =========    =========

   Diluted                  $   0.24      $   0.29    $    0.30      $  0.33      $  0.36     $    0.40    $    0.42    $    0.44
                            ========      ========    =========      =======      =======     =========    =========    =========


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

                                                    COMVERSE TECHNOLOGY, INC.
                                                            (Registrant)


                                     By:            S / Kobi Alexander
                                                    -------------------------
                                                    Kobi Alexander, President
Date:     March 25,  1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Kobi Alexander                                             March 25,  1998
--------------------------------------------
Kobi Alexander, President,
Chairman of the Board and
Chief Executive Officer; Director


/s/ Igal Nissim                                                March 25,  1998
--------------------------------------------
Igal Nissim, Chief Financial Officer


/s/ Zvi Alexander                                              March 25,  1998
--------------------------------------------
Zvi Alexander, Director


/s/ Gregory C. Carr                                            March 25,  1998
--------------------------------------------
Gregory Carr, Director


/s/ John H. Friedman                                           March 25,  1998
--------------------------------------------
John H. Friedman, Director


/s/ Francis E. Girard                                          March 25,  1998
--------------------------------------------
Francis Girard, Director


/s/ Sam Oolie                                                  March 25,  1998
--------------------------------------------
Sam Oolie, Director


/s/ William F. Sorin                                           March 25,  1998
--------------------------------------------
William F. Sorin, Director


/s/ Carmel Vernia                                              March 25,  1998
--------------------------------------------
Carmel Vernia, Director


/s/ Shaula Yemini                                              March 25,  1998
--------------------------------------------
Shaula Yemini, Director