Form 10-K/A
period 1997-12-31
COMVERSE TECHNOLOGY INC/NY/
filed 1998-04-28
CIK 803014

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




                           Yes:     [X]     No:[ ]

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

                                      [X]



    The aggregate market value of the voting stock held by non-affiliates of the registrant on April 20, 1998 was approximately $1,940,000,000. The closing price of the registrant's common stock on the NASDAQ National Market System on April 20, 1998 was $46.375 per share.

    There were 43,549,205 shares of the registrant's common stock outstanding on April 20, 1998.


                      DOCUMENTS INCORPORATED BY REFERENCE

    None.



                          ____________________________






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


NAME                                 AGE        POSITION WITH THE COMPANY
----                                 ---        ----------------------------

   Kobi Alexander/(1)(2)/            45         President, Chairman of the Board of
                                                Directors, Chief Executive Officer and
                                                Director

   Carmel Vernia                     45         Chief Operating Officer, Managing Director of
                                                Efrat Future Technology Ltd. and Director

   Francis E. Girard                 59         President and Chief Executive Officer of
                                                Comverse Network Systems Division and Director

   Igal Nissim                       42         Chief Financial Officer

   Zvi Alexander                     75         Director

   Gregory C. Carr /(3)/             38         Director

   John H. Friedman/(2)(3)(4)/       44         Director

   Sam Oolie/(1)(2)(3)(4)/           61         Director

   William F. Sorin/(1)(4)/          49         Secretary and Director

   Shaula A. Yemini, Ph.D./(3)/      50         Director

   _______________
   (1) Member of Executive Committee of the Board of Directors.
   (2) Member of Audit Committee of the Board of Directors.
   (3) Member of Remuneration and Stock Option Committee of the Board of Directors.
   (4) Member of Corporate Planning and Structure Committee of the Board of Directors.

Background of Directors and Executive Officers

       Kobi Alexander.  Mr. Alexander has served as Chairman of the Board of
       --------------
Directors of the Company since September 1986, as President and Chief Executive Officer since April 1987 and as a director of the Company since its formation in October 1984. Mr. Alexander also served as Co-Managing Director of the Company's wholly-owned Israeli subsidiary, Efrat Future Technology Ltd. ("Efrat") from its formation in 1982 until October 1986, and currently serves as Chairman of the Board of Directors of Efrat. From October 1984 to September 1986, Mr. Alexander served as Co-Chairman and Co-Chief Executive Officer of the Company. Prior to the formation of Efrat, in 1980 and 1981, Mr. Alexander served as an independent financial and business consultant to a number of multinational corporations. Between 1978 and 1980, Mr. Alexander worked in the Corporate Finance Department of Shearson Loeb Rhoades (currently Salomon Smith Barney, Inc.). Mr. Alexander received a B.A., magna cum laude, in Economics from the Hebrew University of Jerusalem in 1977, and an M.B.A. in Finance from New York University in 1980. He has served as the Chairman of the High-Tech Research and Development Section of the Israeli Association of Industrialists.

       Carmel Vernia.  Mr. Vernia has served as Chief Operating Officer of the
       -------------
Company since January 1994 and as a director since August 1997. He is also Managing Director of Efrat, where he has been employed since 1984 in various capacities, including Vice President, Manager of the Government Systems Division and Manager of research and development. Prior to joining Efrat, he was employed by Elco Ltd. in Israel, where he headed the development of advanced perimeter intrusion detection systems. Between 1980 and 1982, Mr. Vernia was employed by Intel Corporation in Santa Clara, California, where he served as applications engineer for digital signal processing, digital telephony and data communications products. He received a B.Sc. in Electrical Engineering from the Technion, Israel Institute of Technology, in 1974 and a M.Sc. in Electrical and Computer Engineering from the University of California at Davis in 1980.

       Francis E. Girard.  Mr. Girard has served as President and Chief
       -----------------
Executive Officer of Comverse Network Systems Division ("Comverse Network Systems") and a director of the Company since January 14, 1998. From May 1996 to January 1998, he served as President, Chief Executive Officer and a director of Boston Technology, Inc. ("Boston"), a company that was merged into the Company on January 14, 1998. Prior to that, he served as Boston's Executive Vice President of World Sales. He joined Boston in January 1989 as Senior Vice President of Sales and assumed the position of Senior Vice President and General Manager of North American Markets in January 1994. Previously, he was Vice President of Sales, Marketing and Support of NEC Information Systems, Inc., a U.S. distributor of NEC computers and peripherals, from 1985 to 1989. Mr. Girard has also served as Director of Marketing for the National Independent Sales Organization and Reseller Marketing Programs at Wang Laboratories, Inc. from1983 to 1985, in addition to several other sales and marketing management positions. Mr. Girard holds a B.S. degree in Business from Merrimack College.

       Igal Nissim.  Mr. Nissim has been employed by the Company since May 1986
       -----------
and has served as Chief Financial Officer of the Company since January 1993. He previously served as Chief Financial Officer of Efrat. Prior to joining the Company, he was employed by Gadot Industrial Enterprises Ltd. for a period of two years as deputy controller, responsible for financial and cost accounting. Mr. Nissim is a Certified Public Accountant in Israel and was employed for four years with Kesselman & Kesselman, one of the largest accounting firms in Israel. He received a B.A. in Economics and Accounting from Tel Aviv University in 1981.

       Zvi Alexander.  Mr. Alexander has been a director of the Company since
       -------------
August 1989. Mr. Alexander has been actively engaged in the energy industry for more than 30 years. He served as Chief Executive Officer of the Israeli National Oil Company and its successor from 1966 through 1976, and subsequently engaged in activities in the energy industry as a consultant and independent entrepreneur. Mr. Alexander is currently Chairman of A&T Exploration Company Ltd. Zvi Alexander is the father of Kobi Alexander and Shaula A. Yemini.

       Gregory C. Carr.  Mr. Carr has been a director of the Company since
       ---------------
January 14, 1998. He was a co-founder of Boston, and served as President and Chief Executive Officer of Boston from April 1986 to August 1992. He served as a director of Boston from its formation in April 1986 and as Chairman of its Board from April 1992 until the merger of Boston with the Company. Mr. Carr is also Chairman of Prodigy, Inc., a global Internet service provider. He holds a B.S. degree in history from Utah State University and Masters Degree in Public Policy from Harvard University.

       John H. Friedman.  Mr. Friedman has been a director of the Company since
       ----------------
June 1994. He is the Managing Director of Easton Capital Corporation, a private investment firm founded by Mr. Friedman in 1991. From 1989 to 1991, Mr. Friedman was a Managing Director of Security Pacific Capital Investors. Prior to joining that firm, he was a Managing Director of E. M. Warburg, Pincus & Co., Inc., where he was employed from 1981 to 1989. From 1978 to 1980, Mr. Friedman practiced law with the firm of Sullivan & Cromwell in New York City. Mr. Friedman received a B.A., magna cum laude, from Yale University and a J.D. from Yale Law School.

       Sam Oolie.  Mr. Oolie has been a director of the Company since May 1986.
       ---------
He has been Chairman and Chief Executive Officer of NoFire Technologies, Inc., a manufacturer of high performance fire retardant products, since August 1995. He has also been Chairman of Oolie Enterprises, an investment company, since July 1985. He also has served as a director of CFC Associates, a venture capital firm, since January 1984. He was Chairman of The Nostalgia Network, a cable television network, from April 1987 to January 1990 and was Vice Chairman and director of American Mobile Communications, Inc., a cellular telephone company, from February 1987 to July 1989. From February 1962 to July 1985, Mr. Oolie was Chairman, Chief Executive Officer and a director of Food Concepts, Inc., a provider of food services to institutions and hospitals. Mr. Oolie also serves as a director of Avesis, Inc. and Noise Cancellation Technologies, Inc. Mr. Oolie received a B.S. from Massachusetts Institute of Technology in 1958 and an M.B.A. from Harvard Business School in 1961.

       William F. Sorin.  Mr. Sorin has served as a director and the Corporate
       ----------------
Secretary of the Company since its formation in October 1984. He is an attorney engaged in private practice and is general counsel to the Company. Mr. Sorin received a B.A. from Trinity College in 1970 and a J.D., cum laude, from Harvard Law School in 1973.

       Shaula A. Yemini, Ph.D.   Dr. Yemini has served as a director of the
       -----------------------
Company since August 1997. She is President and Chief Executive Officer of Systems Management Arts Incorporated ("SMARTS"), a developer of automated network problem diagnosis software. Prior to the formation of SMARTS in 1993, Dr. Yemini held various research and managerial positions at International Business Machines Corporation ("IBM") since June 1982, most recently serving as Senior Manager at IBM's T. J. Watson Center, where she built and managed the Distributed Systems Software Technology Department. Prior to that, she taught computer science at the Courant Institute of New York University. Dr. Yemini received a B.Sc. in Mathematics and Physics in 1972 and an M.Sc. in Applied Mathematics cum laude in 1974, both from the Hebrew University in Jerusalem, and a Ph.D. in Computer Science from the University of California at Los Angeles in 1980. Dr. Yemini is the sister of Kobi Alexander and the daughter of Zvi Alexander.


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

Item 11.  Executive Compensation.

       The following table presents summary information regarding the compensation paid or accrued by the Company for services rendered during the years 1995, 1996 and 1997 by those of its executive officers whose salary and bonus compensation during 1997 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                    LongTerm
                                                                  Compensation
                                      ANNUAL COMPENSATION             Stock
     Name and                 ----------------------------------     OPTION        ALL OTHER
Principal Position              YEAR     SALARY/(1)/  BONUS/(2)/  GRANTS/(3)/    COMPENSATION/(4)/
----------------------------  ---------  -----------  ----------  -----------    -----------------

Kobi Alexander                  1997       $370,458   $1,344,150    150,000           $249,661
President, Chief Executive      1996       $379,944   $  864,829    100,000           $235,906
Officer and Chairman of         1995       $342,950   $  526,845                      $324,454
the Board of Directors

Carmel Vernia                   1997       $150,162   $  150,000     70,000           $ 36,048
Chief Operating Officer         1996       $129,889   $  150,000     25,000           $ 31,763
Managing Director, Efrat        1995       $130,394   $  100,000                      $ 29,921

Francis E. Girard/(5)/          1997/(6)/  $330,007   $  291,250                      $ 24,000
President and Chief             1996/(6)/  $312,000   $  157,500    227,500           $ 24,500
Executive Officer,              1995/(6)/  $200,000   $   63,000     55,250           $ 13,500
Comverse Network Systems

Igal Nissim                     1997       $101,272   $   27,800      5,000           $ 24,277
Chief Financial Officer         1996       $115,342   $   23,070      5,000           $ 19,699
                                1995       $ 98,988   $   15,000     10,000
-------------------

(1) Includes salary and payments in lieu of earned vacation.
(2) Includes bonuses accrued for services performed in the year indicated, regardless of the year of payment.
(3) See also "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares."
(4) Consists of miscellaneous items not exceeding $25,000 in the aggregate for any individual, including premium payments and contributions under executive insurance and training plans and, in the case of Mr. Alexander, $211,750, $184,800 and $281,000 accrued in 1997, 1996 and 1995, respectively, for payments due on termination of employment pursuant to the terms of his employment agreements with the Company.
(5) Mr. Girard began serving as President and Chief Executive Officer of Comverse Network Systems, effective January 14, 1998. Previously, from May 31, 1996, Mr. Girard served as President and Chief Executive Officer of Boston. Prior to that, Mr. Girard served as Executive Vice President of World Sales of Boston.

(6) Boston had a January 31 fiscal year. Accordingly, the information presented for Mr. Girard is for the 11 months ended December 31, 1997 and the 12 months ended January 31, 1997 and 1996, respectively.





       The following table sets forth information concerning options granted during 1997 to the executive officers of the Company under its employee stock option plans:


                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                   POTENTIAL REALIZABLE VALUE
                                                                     ASSUMED ANNUAL RATES OF
                                                                    STOCK PRICE APPRECIATION
                             INDIVIDUAL GRANTS                          FOR OPTION TERM*
------------------------------------------------------------------  -------------------------
                                 PERCENT OF
                                   TOTAL
                                  OPTIONS
                     NUMBER OF   GRANTED TO  EXERCISE
                       SHARES    EMPLOYEES    PRICE
                     SUBJECT TO  IN FISCAL     PER     EXPIRATION
NAME                   OPTION       YEAR      SHARE       DATE          5%           10%
-------------------  ----------  ----------   ------  ------------  ----------   -----------
Kobi Alexander          150,000        16.7%  $44.25  May 28, 2007  $4,174,288   $10,578,466
Carmel Vernia            70,000         7.8%  $44.25  May 28, 2007  $1,948,001   $ 4,936,617
Francis E. Girard             -           -        -             -           -             -
Igal Nissim               5,000         0.6%  $44.25  May 28, 2007  $  139,143   $   352,616

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

       The following table sets forth certain information concerning options granted during the past three fiscal years to the executive officers of the Company under its employee stock option plans:


                 STOCK OPTION GRANTS IN LAST THREE FISCAL YEARS

                                                  % OF TOTAL
                                                    OPTIONS
                                     NUMBER OF    GRANTED TO   EXERCISE
                                      SHARES       EMPLOYEES    PRICE
YEAR OF                              SUBJECT TO    IN FISCAL     PER        EXPIRATION
 GRANT               NAME             OPTION         YEAR       SHARE          DATE
---------  ----------------------  -------------  -----------  --------  -----------------

1997:      Kobi Alexander                150,000        16.7%    $44.25       May 28, 2007
           Carmel Vernia                  70,000         7.8%    $44.25       May 28, 2007
           Francis E. Girard/(1)/           -             -        -               -
           Igal Nissim                     5,000         0.6%    $44.25       May 28, 2007

1996:      Kobi Alexander                100,000         9.2%    $23.75      July 15, 2006
           Carmel Vernia                  25,000         2.3%    $23.75      July 15, 2006
           Francis E. Girard/(1)/        130,000  17.2%/(2)/     $22.89     April 28, 2006
                                          97,500  12.9%/(2)/     $37.51  December 31, 2006
           Igal Nissim                     5,000         0.5%    $23.75      July 15, 2006

1995:      Kobi Alexander                   -             -        -               -
           Carmel Vernia                    -             -        -               -
           Francis E. Girard/(1)/         22,750   3.9%/(2)/     $21.54       May 15, 2005
                                          32,500   5.6%/(2)/     $21.92  November 29, 2005
           Igal Nissim                    10,000         1.5%    $13.50       May 25, 2005

___________________

(1) Represents grants to Mr. Girard for the 11 months ended December 31, 1997 and the 12 months ended January 31, 1997 and 1996, respectively.
(2)  Represents percent of total options granted to employees of Boston.

       The following table sets forth, as to each executive officer identified above, the shares acquired on exercise of options during 1997, value realized, number of unexercised options held at December 31, 1997, currently exercisable and subject to future vesting, and the value of such options based on the closing price of the underlying shares on the NASDAQ National Market System at that date, net of the associated exercise price.


                   OPTION EXERCISES AND YEAR-END VALUE TABLE

                     AGGREGATE OPTION EXERCISES IN 1997 AND
               VALUE OF UNEXERCISED OPTIONS AT DECEMBER 31, 1997

                                             NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                      SHARES                      OPTIONS HELD            IN-THE-MONEY OPTIONS
                     ACQUIRED                 AT DECEMBER 31, 1997     HELD AT DECEMBER 31, 1997
                        ON       VALUE     --------------------------  --------------------------
       NAME          EXERCISE   REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-------------------  --------  ----------  -----------  -------------  -----------  -------------

Kobi Alexander        100,000  $4,356,563      794,250        375,000  $26,140,810     $5,150,000
Carmel Vernia          18,750  $  601,844      206,250         95,000  $ 5,960,164     $  381,250
Igal Nissim            10,000  $  348,125       12,500         17,500  $   328,125     $  276,250
Francis E. Girard      99,905  $2,536,489       54,240        202,043  $   805,227     $2,169,339

       See "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares" for information regarding the grant to certain executive officers of options to purchase shares of subsidiaries of the Company.


EMPLOYMENT AGREEMENTS

       Mr. Alexander serves as Chairman of the Board, President and Chief Executive Officer of the Company under an agreement extending through June 30, 2000 at a current base annual salary of $308,300. Pursuant to the agreement, Mr. Alexander received bonus compensation of $1,344,150 for services rendered during 1997 and is entitled to receive bonus compensation in 1998 and succeeding years in an amount to be negotiated annually, but not less than 3% of the Company's consolidated after tax net income in each year. Mr. Alexander also receives various supplemental medical, insurance and other personal benefits from the Company under the terms of his employment, including the use of an automobile leased by the Company.

       Upon the termination of his employment with the Company for any reason, Mr. Alexander is entitled to receive a severance payment in an amount equal to $93,170 times the number of years (plus any partial years) of his employment by the Company commencing with 1983, increased by 10% per annum, plus continued employmentrelated benefits for the period of 36 months following termination.
In the event that Mr. Alexander's employment is terminated by the Company without cause, by Mr. Alexander as a result of a material breach by the Company of its obligations under the agreement or by his resignation within the period of six months following a change in control of the Company, Mr. Alexander is entitled to an additional severance payment equal to 299% of the average annual cash compensation (including salary and any bonus payments) received by him from the Company during the most recent three fiscal years plus an amount equal to the income tax liability to Mr. Alexander resulting from such payment. The agreement also requires the Company to grant to Mr. Alexander an option to purchase up to 7.5% of the shares of each subsidiary of the Company, other than Efrat, for a price equal to the greater of the fair market value or the book value of such shares at the date of option grant.

       Mr. Alexander serves as Chairman of the Board of Efrat at a current basic salary (the "Basic Salary") of $3,500 per month. Efrat has also agreed to reimburse Mr. Alexander for certain businessrelated expenses, to provide him with the use of an automobile owned or leased by Efrat, and to pay certain amounts for his account into defined contribution insurance and training funds in Israel. In addition, if Mr. Alexander conducts business activities abroad, including in the United States, Efrat is required to bear his reasonable lodging and living expenses, which shall in any event be not less than the per diem allowance customarily provided to senior executive managers of Israeli companies, and if the period of his stay abroad is in excess of eight weeks, his Basic Salary during such period shall be increased to an amount which will support a standard of living comparable to that provided in Israel by the Basic Salary and other benefits afforded under the agreement. Efrat is also required to pay any taxes incurred by Mr. Alexander in respect of benefits provided to him under the agreement and certain professional fees incurred for the benefit of Mr. Alexander. In the event that Efrat unilaterally terminates or fundamentally breaches the agreement, it must pay, as liquidated damages, an amount equal to the Basic Salary due for the remainder of the term of the agreement plus an amount equal to the present value of all nonmonetary benefits under the agreement. The present value of the nonmonetary benefits under the agreement is not readily determinable but is estimated at approximately 25% of such salary.

       Mr. Vernia is employed as Managing Director of Efrat and Chief Operating Officer of the Company under an agreement providing for a base monthly salary at a current rate of 50,000 Israeli shekels, subject to Israeli statutory cost of living adjustment (resulting in a current annual salary equal to approximately $162,000) and an annual bonus in an amount to be determined each year. The agreement may be terminated by either party only with prior notice of at least one year. Mr. Vernia is entitled under the agreement to receive various insurance and supplemental benefits and the use of an automobile owned or leased by Efrat. Mr. Vernia has also been granted options to purchase up to 3.5% of the shares of certain subsidiaries of the Company for a price equal to the greater of the fair market value or the book value of such shares at the date of option grant.

       Mr. Girard is employed by the Company pursuant to an employment agreement providing for his services in the capacity of President and Chief Executive Officer of Comverse Network Systems for a three year term commencing January 14, 1998. The agreement provides Mr. Girard an annual base salary of $385,000 (subject to periodic review), a bonus which is to be based on goals for Mr. Girard and Comverse Network Systems (not to exceed Mr. Girard's annual base salary), and an expense stipend and generally available fringe benefits. Mr. Girard is entitled to a payment equal to one year of his base salary (plus accrued bonuses) in the event that his employment is terminated without cause.

       Mr. Nissim receives a base monthly salary from the Company of 33,500 Israeli shekels, subject to Israeli statutory cost of living adjustment (resulting in a current annual salary equal to approximately $109,000) and an annual bonus in an amount to be determined. Mr. Nissim is entitled to receive various insurance and supplemental benefits and the use of an automobile owned or leased by Efrat.

       The Company retains the services of Mr. Carr under a consulting agreement for a term of five years commencing January 14, 1998. Pursuant to the agreement, Mr. Carr receives an annual consulting fee starting at $100,000 and declining to $50,000 over the term of the agreement for providing consulting, advisory and related services to the Company in connection with strategic planning, customer relations and the integration of Boston and the Company. Mr. Carr also will be reimbursed for reasonable expenses incurred in performing his obligations under the consulting agreement.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information concerning the beneficial ownership of shares of common stock on the part of the executive officers and directors of the Company and all persons known by the Company to be beneficial owners of more than five percent of the outstanding common stock as at April 20, 1998.

                                                                                  NUMBER OF           PERCENT
                                                                                    Shares           of Total
                                                                                 Beneficially       Outstanding
Beneficial Owner                           RELATIONSHIP WITH THE COMPANY            OWNED           SHARES/(1)/
----------------                           -----------------------------         ------------       -----------
The Equitable Companies Incorporated
     1299 Avenue of the Americas
     New York, NY 10104                 Shareholder                                   3,755,030       /(2)/  8.6%

Pilgrim Baxter & Associates Ltd.        Shareholder                                   2,304,500       /(2)/  5.3%
     1255 Drummers Lane
     Wayne, PA  19087


Kobi Alexander                          President, Chairman of the Board,
                                        Chief Executive Officer and Director            888,750    /(3)/     2.0%
Carmel Vernia                           Chief Operating Officer and Director            206,250    /(4)(5)/    *
Francis E. Girard                       Director                                        142,155    /(6)/       *
Igal Nissim                             Chief Financial Officer                          15,000    /(4)(7)/    *
Zvi Alexander                           Director                                         25,000    /(8)(9)/    *
Gregory C. Carr                         Director                                      1,525,225              3.4%
John H. Friedman                        Director                                         13,000    /(4)(9)/    *
Sam Oolie                               Director                                         10,000    /(4)(9)/    *
William F. Sorin                        Secretary and Director                           25,000   /(4)(10)/    *
Shaula A. Yemini, Ph.D.                 Director                                         16,900   /(9)(11)/    *
All directors and executive
  officers as a group (10 persons)                                                    2,867,280   /(12)/     6.2%
-----------------

*    Less than 1%.

 (1) Based on 43,549,205 shares of common stock issued and outstanding on April 20, 1998, excluding, except as otherwise noted, shares of common stock issuable upon the exercise of outstanding stock options.
 (2) Based on Schedule 13G filings with the Securities and Exchange Commission reflecting data as of December 1997.

                                         /footnotes continued on following page/

                                                     /continuation of footnotes/


 (3) Includes 794,250 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 20, 1998. Does not include 875,000 shares issuable upon the exercise of options that were not exercisable at or within 60 days after April 20, 1998.
 (4) Consists solely of shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 20, 1998.
 (5) Does not include 220,000 shares issuable upon the exercise of options that were not exercisable at or within 60 days after April 20, 1998.
 (6) Includes 83,416 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 20, 1998. Does not include 311,959 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after April 20, 1998.
 (7) Does not include 42,500 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after April 20, 1998.
 (8) Includes 17,000 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 20 1998.
 (9) Does not include 6,000 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after April 20, 1998.
(10) Does not include 80,000 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after April 20, 1998.
(11) Includes 13,400 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 20, 1998.
(12) Includes 1,177,316 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after April 20, 1998. Does not include 1,553,459 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after April 20, 1998.


OPTIONS TO PURCHASE SUBSIDIARY SHARES

       The Company has granted to certain key executives options to acquire shares of certain subsidiaries, other than Efrat, as a means of providing incentives directly tied to the performance of those subsidiaries for which different executives have direct responsibility. Such options have been granted to executive officers of the Company as set forth under "Employment Agreements". Options have been granted to other key employees which, upon exercise, would represent in the aggregate up to approximately 23.6% of the outstanding shares of the relevant subsidiaries. In general, these options have terms of up to ten years, become exercisable and vest in equal ratable annual increments over periods ranging from three to five years from the first anniversary of the date of initial grant, and have exercise prices equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors. Upon the exercise, in whole or in part, of any option, Comverse will receive an irrevocable proxy to vote the underlying shares and a right of first refusal to purchase the shares upon any proposed sale, transfer or other disposition, until such time as the shares shall have been sold in a bona fide open market transaction.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The Company paid or accrued legal fees to William F. Sorin, a director of the Company, in the amount of approximately $422,000 for legal services rendered to the Company during the year ended December 31, 1997.

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

               Independent Auditors' Report                         F-2

               Consolidated Balance Sheets -
                    December 31, 1996 and 1997                      F-3

               Consolidated Statements of Income -
                    Years ended December 31,
                      1995, 1996 and 1997                           F-4

               Consolidated Statements of Stockholders' Equity -
                    Years ended December 31,
                      1995, 1996 and 1997                           F-5

               Consolidated Statements of Cash Flows -
                    Years ended December 31,
                      1994, 1995 and 1996                           F-6

               Notes to Consolidated Financial Statements           F-7

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

EXHIBITS
--------

NO.  DESCRIPTION
---  -----------

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

     Subsidiaries of Registrant.

23   Consent of Deloitte & Touche LLP

27   Financial Data Schedule

- ----------------
* Incorporated by reference.

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