Form 10-K405
period 1998-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 1998-04-28
CIK 803014

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

                     Transition Report Pursuant to Section
                         13 or 15(d) of the Securities
                         Exchange Act of 1934 for the
                         Period ended January 31, 1998

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


                                      [X]


         The aggregate market value of the voting stock held by non-affiliates of the registrant on April 22 , 1998 was approximately $1,945,000,000. The closing price of the registrant's common stock on the NASDAQ National Market System on April 22, 1998 was $46.50 per share.

        There were 43,549,205 shares of the registrant's common stock outstanding on April 22, 1998.

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

INTRODUCTION
------------

           On January 14, 1998, Comverse Technology, Inc., a New York corporation ("Comverse" and, together with its subsidiaries, the "Company"), consummated a merger (the "Merger") with Boston Technology, Inc., a Delaware corporation ("Boston") in a transaction in which former shareholders of Boston received an aggregate of 18,141,185 shares of Comverse's Common Stock, par value $0.10 per share ("Common Stock"). The Merger has been accounted for as a pooling of interests and, in connection with the Merger, the Company changed its fiscal year from the calendar year to the year ending January 31, coinciding with the fiscal year of Boston. This report presents the financial statements of the Company, including Boston, at and for the one-month period ended January 31, 1998. The financial results reflect direct costs and related charges associated with the Merger and the combination of the operations of the two companies, and should not be relied upon as an indication of the future operations or financial condition of the Company.

                                     PART I

ITEM 1.    BUSINESS.

THE COMPANY

           The Company designs, develops, manufactures, markets and supports computer and telecommunications systems and software for multimedia communications and information processing applications. The Company's products are used in a broad range of applications by fixed and wireless telephone network operators, government agencies, call centers, financial institutions and other public and commercial organizations worldwide.

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

           Boston, like the Company's CNS Division, manufactured multimedia enhanced services platforms for service provider organizations, including both fixed and wireless telephone network operators. Boston's enhanced services platforms are similar in features to those of the Company, but have traditionally been sold to different market segments, which include, among others, several of the Regional Bell Operating Companies in the United States and NTT in Japan. Prior to the Merger, Comverse's marketing efforts were focused primarily on international network operators, as well as wireless personal communications network operators in the United States. Following the Merger, the business and assets of Boston were combined with the CNS Division.

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

DGM&S Telecom Division: Telecommunications Signaling Products

           The DGM&S Telecom Division provides SS7 telecommunications software and hardware, marketed under the name SignalWare. DGM&S's SignalWare products provide IN/AIN applications for voice, data and mobility communications services such as 800 number translation, voice mail, Internet routing, short text messaging, local number portability, cellular roaming and emergency "911" services. DGM&S's products are marketed to wireline and wireless equipment providers and network operators to enable global connectivity, inter-platform portability, client/server flexibility and clustering reliability. The products provide the global standards and national variants needed to communicate between the disparate signaling protocols worldwide, and enable operators to use either a UNIX or Windows NT platform. SignalWare products, which offer mediated access to the telecommunications signaling network, operate in a client/server configuration.

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

           The Company is engaged in ongoing research and development efforts intended to expand and enhance the technical capabilities, features and range of uses of its products, and to design and develop new generations of its product offerings as well as new products. The Company currently employs more than 1,200 scientists, engineers and technicians with broad experience in the areas of digital signal processing, computer architecture, facsimile protocols, telephony, digital networking, multi-processing, mass storage, and real-time software design.

           A substantial portion of the Company's research and development operations benefit from financial incentives provided by government instrumentalities to promote research and development activities, including its research and development activities situated in Israel. The cost of such efforts is affected by the continued availability of funding under such programs. During January 1998, the Company's research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel, under which reimbursement of a portion of the Company's research and development expenditures will be made subject to final approval of project budgets. The percentage of the Company's total research and development expenditures reimbursed under these programs has declined in recent years, and will continue to decline with the growth in the Company's overall operations and the increasing amount of research and development conducted by the Company at locations other than those in which reimbursement programs are available to it. The Company pays royalties on its sales of certain products developed in part with funding supplied under such programs. Permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Company expects to incur additional royalty expenses and/or repayment obligations as a result of the Merger and the location of certain manufacturing and research and development operations pertaining to its TRILOGUE product line at its Boston facilities. See "Business--Licenses and Royalties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

INTERNATIONAL SALES

           The Company sells a significant amount of its products outside of North America. International sales and marketing efforts may be adversely affected by a number of factors, including the need for system customization and special integrations, government approvals and export licenses, instability in international trading relations, currency fluctuations and additional costs of marketing, service and support due to lack of proximity with the end-users. In certain cases, the Company's contracts are denominated in local currencies, and as such, the Company may be adversely affected by fluctuations in those currencies. International sales of certain systems manufactured by the Company also are subject to a variety of legal restrictions governing the export of such products.

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

BACKLOG

           At January 31, 1998, the backlog of the Company amounted to approximately $130,215,000. Substantially all of the current backlog is expected to be delivered within the next 12 months.

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

CAPITAL MARKET ACTIVITIES

           The Company has organized a wholly-owned subsidiary, CTI Capital Corp. ("CTI Capital"), in support of its exploration of strategic acquisition and investment opportunities. CTI Capital, directly and through a wholly-owned subsidiary in Israel, Comverse Investments Ltd., seeks to identify and implement suitable strategic investments for the Company, and engages in portfolio investment and capital market activities, primarily in Israel. Such activities include, in addition to direct investment in public and private companies, investment and merchant banking activities and short-term trading of debt and equity securities. Through ComSor Investment Fund N.V., formed by CTI Capital in partnership with Quantum Industrial Holdings Ltd. ("Quantum"), an investment company managed by Soros Fund Management LLC., the Company seeks to invest venture capital in high technology firms, primarily those located in Israel, and engages in other investment activities. The ComSor fund has a $25 million dollar capital commitment each from CTI Capital and Quantum. Comverse also engages in direct strategic and capital management investment activities for its own account.

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

EMPLOYEES

           At January 31, 1998, the Company employed 2,823 individuals, approximately 77% of whom are scientists, engineers and technicians engaged in research and development, marketing and support activities.

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

ITEM 2.    PROPERTIES.

           As of January 31, 1998, the Company leased an aggregate of approximately 903,000 square feet of space for its operations worldwide, including approximately 414,000 square feet in Tel Aviv, Israel, approximately 199,000 square feet in Wakefield, Massachusetts, approximately 98,000 square feet in Andover, Massachusetts, approximately 46,000 square feet in Woodbury, New York, approximately 31,000 square feet in Mt. Laurel, New Jersey, approximately 22,000 square feet in Irvine, California, and an aggregate of approximately 93,000 square feet at various other locations in the United States, Israel, Western Europe, the Far East and Australia. The aggregate base monthly rent for the facilities under lease at January 31, 1998 was approximately $1,078,000, and all of such leases are subject to various pass-throughs and escalation adjustments.

           In March 1998, the Company entered into a lease for approximately 93,500 square feet in Tel Aviv, Israel to increase the capacity of its Israeli operations. The monthly base rent for the new premises starts at approximately $103,000. The Company also has a commitment to lease 168,000 square feet in a new office building to be constructed in Wakefield, Massachusetts. The monthly base rent for these premises starts at approximately $236,000.

           The Company believes that its facilities currently under lease are adequate for its current operations, and that additional facilities are available on competitive market terms to provide for such future expansion of the Company's operations as may be warranted.

ITEM 3.    LEGAL PROCEEDINGS.

           On February 2, 1998, Computel Computadores e Telecommunicacoes S.A. ("Computel") filed a Request for Arbitration with the International Chamber of Commerce ("ICC") in Paris, France (No. 9858/FMS), claiming breaches by Boston and its wholly-owned subsidiary, Boston Technology Investments, Inc., in respect of agreements with Computel and its affiliates for the distribution of Boston's systems in Brazil. Computel claims, among other things, that Boston breached its obligations to Computel by engaging in the Merger and thereby competing with a company jointly established by the parties in connection with such distribution activities, by delivering equipment that did not conform to specifications, by failing to support this equipment and by "fraudulently inducing" Computel to terminate the agreement that established the jointly-owned company without advising it of the possibility of the Merger. In its prayer for relief, Computel alleges damages in excess of US $50 million as a result of lost business opportunities, injury to its business reputation, investment losses and losses due to currency devaluation. On March 10, 1998, the Company commenced an action against Computel and an affiliate in the Middlesex Superior Court of Massachusetts (Civil Action No. 98-1155) seeking declaratory judgments as to arbitrability and the continuing validity of the Purchase and Sale Agreement between the parties, Computel's specific performance of such agreement and injunctions to prevent Computel from proceeding with the ICC arbitration. In this action, the Company seeks damages in excess of $3,767,500 as a result of Computel's failure to pay monies owed under the Purchase and Sale Agreement, as well as costs and attorneys' fees. The defendants have filed a counterclaim in that action raising substantially the same claims alleged in their Request for Arbitration to the ICC. On March 11, 1998, the Company also filed a Demand for Arbitration with the American Arbitration Association in Boston, Massachusetts, against Computel and certain of its affiliates claiming breach of a Distribution Agreement between the parties and unfair and deceptive trade practices. In this arbitration, the Company seeks to recover damages in excess of $12,000,000, plus interest, for systems shipped to respondents, and additional damages for respondents' repudiation and anticipatory breach of contract and unfair and deceptive trade practices. On April 3, 1998, the Middlesex Superior Court issued a temporary injunction prohibiting Computel from proceeding with its ICC arbitration request.

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


                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS.

           The Common Stock trades on the NASDAQ National Market System under the symbol CMVT. The following table sets forth the range of closing prices of the Common Stock as reported on NASDAQ for the past three calendar years and for the period from January 1 through April 22, 1998.


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
                   Third Quarter           $ 45-15/16       $ 53-1/16
                   Fourth Quarter          $ 32-5/16        $ 54-3/16

      1998         January 1 through
                   April 22, 1998          $ 30-5/8         $ 51-3/8


           There were 2,945 holders of record of Common Stock at April 22, 1998. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners; the Company believes that the number of beneficial owners of the shares of Common Stock outstanding at such date was approximately 40,000.

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

ITEM 6.    SELECTED FINANCIAL DATA.

           The following tables present selected consolidated financial data for the Company for each of the years in the five years ended December 31, 1997 and the one month period ended January 31, 1998. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. All financial information presented herein for periods prior to the 1995 acquisition of DGM&S has been retroactively adjusted to account for that transaction as a pooling of interests. All financial information presented herein has been retroactively adjusted for the Merger with Boston to account for that transaction as a pooling of interests.

                                                                                                                      Transition
                                                                                                                     Period Ended
                                                                Year Ended December 31,                            January 31, 1998
                                        ------------------------------------------------------------------------   ----------------
                                           1993(1) (2)     1994(1) (2)     1995(1) (2)     1996(1) (2)    1997(3)

                                                           (In thousands, except per share data)
Statement of Operations Data:
Revenues:
     Sales                              $    151,703   $    197,206    $   242,416    $    389,639    $   488,940   $      14,401
     Interest and other income                 3,673          7,260          9,916          11,011         16,962           1,374
                                        ------------   ------------    -----------    ------------    -----------   -------------
          Total revenues                     155,376        204,466        252,332         400,650        505,902          15,775

Costs and Expenses:
  Cost of sales                               60,065         79,060        104,980         169,524        202,640          21,146
  Selling, general and administrative         44,828         59,898         72,953          93,604        138,305          51,892
  Research and development, net               23,161         26,349         41,310          66,228         96,626          13,481
  Interest expense and other                   1,160          4,160          4,593           8,635         12,325           1,199
  Royalties and license fees                   1,996          2,385          3,321          10,443         12,243             520
  Non-recurring charges                            -              -         21,000               -              -          41,877
          Total costs and expenses           131,595        172,114        248,010         348,878        461,979         130,115

Income before income tax provision            23,781         32,352          4,322          52,307         43,923        (114,340)
Income tax provision                           3,619          7,310          2,162          10,170          9,398             867
                                        ------------   ------------    -----------    ------------    -----------   -------------
          Net income                    $     20,162   $     25,042    $     2,160    $     42,137    $    34,525   $    (115,207)
                                        ============   ============    ===========    ============    ===========   ==============

Earnings per share - diluted            $       0.54   $       0.65    $      0.06    $       1.01    $      0.75   $       (2.66)
                                        ============   ============    ===========    ============    ===========   ==============

Weighted average number of
   common and common equivalent
     shares outstanding                       37,076         38,606         38,760          44,377         45,969          43,353
                                                                         December 31,                                 January 31,
                                        -------------------------------------------------------------------------   --------------
                                             1993(4)(5)       1994(5)       1995(5)        1996(5)       1997            1998
                                                                        (In thousands)
   Balance Sheet Data:
     Working capital                    $    169,433   $    185,660    $   193,693    $    332,660    $   395,744    $     280,793
     Total assets                            239,742        272,791        306,115         519,074        622,931          527,652
     Long-term debt, including
        current portion                       64,429         63,852         61,361         117,605        142,075          124,257
     Stockholders' equity                    132,449        158,405        176,080         288,550        346,161          231,390

(1)    Includes results for DGM&S for its fiscal year ended September 30.
(2)    Includes results for Boston for its fiscal year ended January 31.
(3)    Includes results for Boston for the 11 months ended December 31, 1997.
(4)    Includes amounts for DGM&S as of its fiscal year ended September 30.
(5)    Includes amounts for Boston as of its fiscal year ended January 31.

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

RESULTS OF OPERATIONS

           In connection with the Merger, the fiscal year of the Company has been changed from the calendar year to the fiscal year ending January 31, corresponding to Boston's fiscal year. The following discussion and analysis of the Company's results of operations compares the operating results of Comverse and its consolidated subsidiaries, including Boston, for the one month transition period ended January 31, 1998 to the operating results of Comverse and its consolidated subsidiaries for the one month ended January 31, 1997 combined with the results of Boston for the one month ended February 28, 1997.

COMPARISON OF 1997 AND 1998 OPERATIONS

           Total Revenues. Total revenues decreased from 1997 to 1998 by approximately $3,574,000 (18%). The decrease is attributable primarily to a reduced volume of sales of systems and parts. Sales decreased from 1997 to 1998 by approximately $4,056,000 (22%). Interest and other income increased from 1997 to 1998 by approximately $482,000 (54%), resulting primarily from increased interest and dividend income.

           Cost of Sales. Cost of sales increased by approximately $10,595,000 (100%) from 1997 to 1998 primarily as a result of the writedown of inventory resulting from the Merger. Gross margins decreased from approximately 43% in 1997 to approximately (47%) in 1998.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from 1997 to 1998 by approximately $43,252,000 (501%) and as a percentage of total revenues increased from approximately 45% in 1997 to approximately 329% in 1998. The increased amount was primarily a result of the impairment of receivables resulting from duplicate customers or distribution channels arising from the Merger.

           Research and Development Expenses. Net research and development expenses during 1998 increased by approximately $5,203,000 (63%) over 1997 due to overall growth of research and development operations, the initiation of significant new research and development projects and increases in salaries and other costs associated with research and development operations.

           Royalties and License Fees. Royalties and license fees decreased from 1997 to 1998 by approximately $11,000 (2%) due primarily to reduced sales in the 1998 period.

           Merger Related Charges. In 1998, merger and related charges totaling $41,877,000 were charged to operations resulting from the Merger. Such charges relate to the following: (i) $15,918,000 for the write-off of duplicate research and development, license fees and other capital equipment and certain capitalized software; (ii) $14,919,000 for the establishment of reserves for severance pay, contract penalties and termination fees, and the closing of duplicate facilities; and (iii) $11,040,000 for professional fees and other direct merger costs.

           Income Tax Provision. Provision for income taxes increased from 1997 to 1998 by approximately $570,000 (192%). Such increase resulted from an increase to the valuation allowance for deferred tax assets in 1998.

           Net Loss. Net loss after taxes increased from approximately $10,221,000 in 1997 to approximately $115,207,000 in 1998, an increase of approximately $104,986,000 (1027%). The increase resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           At January 31, 1998, the Company had cash and cash equivalents of approximately $180,855,000, bank time deposits of approximately $35,700,000, short-term investments of approximately $60,347,000 and working capital of approximately $280,793,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations at least through January 31, 1999.

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

CERTAIN TRENDS AND UNCERTAINTIES

           The Company has benefited from the growth in its business and capital base over the past three years to make significant new investment in its operations and infrastructure intended to enhance its opportunities for future growth and profitability. The Company's results of operations reflect the significant increase in its investment in operations over the past three years. The Company intends to continue to make significant investments in the growth of its business, and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets, technology changes and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for each of its main product lines, and that continued strong investment in its technical, product development, marketing and sales capabilities will enhance its opportunities for long term growth and profitability.

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

           The telecommunications industry is subject to rapid technological change. The Company's revenue stream will depend on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis. This includes any customer-requested custom software enhancements required in the normal course of product delivery and customer demands for the technological convergence of the Company's products. The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. In addition, if the Company were to delay the introduction of new products, or to delay the delivery of specific custom software enhancements, the Company's operating results could be adversely affected. The Company sells a majority of its products to companies in the telecommunications industry. This industry is undergoing significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment may have an impact on the Company's revenues and/or costs in any given part of the world. The worldwide enhanced services systems industry is already highly competitive and the Company expects competition to intensify. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the enhanced services systems markets. The 1997 acquisition of Octel Communications Corporation, a significant competitor of the Company, by Lucent Technologies, Inc. may intensify the competitive environment in the industry, and there can be no assurance that similar business combinations or industry consolidation will not occur in the future.

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

           A significant portion of the Company's research and development and manufacturing operations are located in Israel and may be affected by regulatory, political, military and economic conditions in that country. The Company's historical operating results reflect substantial benefits from programs sponsored by the Israeli government for the support of research and development, as well as favorable tax rates available to "Approved Enterprises" in Israel. The Israeli government has indicated its intention to reexamine certain of its policies in these areas. Recently, the government acted to increase, from between 2% and 3% of associated product sales to 3% of associated product revenues (including service and other related revenues), the annual rate of royalties to be applied to repayment of benefits under the conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, a program in which the Company has regularly participated and under which it continues to receive significant benefits through reimbursement of qualified research and development expenditures. The Company's repayment of amounts received under the program will be accelerated through these higher royalty rates until repayment is completed. In addition, permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Company expects to incur additional royalty expenses and/or repayment obligations as a result of the Merger and the location of certain manufacturing and research and development operations pertaining to its TRILOGUE product line at its Boston facilities. The Israeli authorities have also indicated that this funding program will be further reduced in the future, particularly for larger entities such as the Company. The Israeli government has also shortened the period of the tax moratorium applicable to "Approved Enterprises" from four years to two years. Although this change has not affected the tax status of the Company's projects that were eligible for the moratorium prior to 1997, it applies to the subsequent "Approved Enterprises" of the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in or take advantage of those programs, the cost to the Company of its operations in Israel would materially increase and there would be an adverse effect on the results of the Company's operations as a whole. To the extent the Company increases its activities outside Israel, which will result from the Merger and possible future acquisitions, such increased activities will not be eligible for programs sponsored by Israel. Most of the Company's research and development and manufacturing operations attributable to Boston are expected to continue to be located in the United States and thus will not be eligible for the benefits of those programs.

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K.

                                                                                  Page(s)
                                                                                  -------
           (a)       Documents filed as part of this report.
                     --------------------------------------
              (1)        Financial Statements.
                         --------------------

                         Index to Consolidated Financial Statements                  F-1

                         Independent Auditors' Report  F-2

                         Consolidated Balance Sheet as of January 31, 1998           F-3

                         Consolidated Statement of Operations for the
                         One Month Ended January 31, 1998                            F-4

                         Consolidated Statement of Stockholders'
                         Equity for the One Month Ended January 31, 1998             F-5

                         Consolidated Statement of Cash Flows for the
                         One Month Ended January 31, 1998                            F-6

                         Consolidated Statement of Comprehensive
                         Income for the One Month Ended January 31, 1998             F-7

                         Notes to Consolidated Financial Statements                  F-8

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

21* Subsidiaries of Registrant. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1997.)

23         Consent of Deloitte & Touche LLP

27         Financial Data Schedule

- ----------------

* Incorporated by reference.

042198

ONE MONTH ENDED JANUARY 31, 1998
COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                          PAGE

Independent Auditors' Report                                               F-2

Consolidated Balance Sheet as of January 31, 1998                          F-3

Consolidated Statement of Operations for the
   One Month Ended January 31, 1998                                        F-4

Consolidated Statement of Stockholders' Equity for the
   One Month Ended January 31, 1998                                        F-5

Consolidated Statement of Cash Flows for the
   One Month Ended January 31, 1998                                        F-6

Consolidated Statement of Comprehensive Income for the
   One Month Ended January 31, 1998                                        F-7

Notes to Consolidated Financial Statements                                 F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Comverse Technology, Inc. Woodbury, New York

We have audited the accompanying consolidated balance sheet of Comverse Technology, Inc. and subsidiaries (the "Company") as of January 31, 1998, and the related consolidated statement of operations, stockholders' equity, cash flows, and comprehensive income for the one month period ended January 31, 1998. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of January 31, 1998, and the results of their operations and their cash flows for the one month period ended January 31, 1998 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


New York, New York
March 31, 1998


COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JANUARY 31, 1998
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------------------------------


ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $      180,855
   Bank time deposits                                                                      35,700
   Short-term investments                                                                  60,347
   Accounts receivable, net of allowance for doubtful accounts of $24,454                  79,693
   Inventories                                                                             63,024
   Prepaid expenses and other current assets                                               27,863
   Deferred income tax benefits                                                             1,652
                                                                                   --------------
TOTAL CURRENT ASSETS                                                                      449,134
PROPERTY AND EQUIPMENT, net                                                                53,413
INVESTMENTS                                                                                 6,838
OTHER ASSETS                                                                               18,267
                                                                                   --------------
TOTAL ASSETS                                                                       $      527,652
                                                                                   ==============

--------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                           $      125,941
   Bank loans                                                                              16,600
   Advance payments from customers                                                         22,680
   Other current liabilities                                                                3,120
                                                                                   --------------
TOTAL CURRENT LIABILITIES                                                                 168,341
CONVERTIBLE SUBORDINATED DEBENTURES                                                       115,000
LIABILITY FOR SEVERANCE PAY                                                                 4,481
OTHER LIABILITIES                                                                           8,440
                                                                                   --------------
TOTAL LIABILITIES                                                                         296,262
                                                                                   --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value--authorized, 2,500,000 shares;
     issued, none                                                                               -
   Common stock, $0.10 par value -- authorized, 100,000,000 shares;
     issued and outstanding, 43,390,797 shares                                              4,339
     Additional paid-in capital                                                           219,362
   Retained earnings                                                                        6,559
   Accumulated other comprehensive income                                                   1,130
                                                                                   --------------
TOTAL STOCKHOLDERS' EQUITY                                                                231,390
                                                                                   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $      527,652
                                                                                   ==============

                           See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
ONE MONTH ENDED JANUARY 31, 1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


REVENUES:
   Sales                                                      $      14,401
   Interest and other income                                          1,374
                                                              --------------

TOTAL REVENUES                                                       15,775
                                                              --------------

COSTS AND EXPENSES:
   Cost of sales                                                     21,146
   Selling, general and administrative                               51,892
   Research and development, net                                     13,481
   Interest expense and other                                         1,199
   Royalties and license fees                                           520
   Merger related charges                                            41,877
                                                              --------------

TOTAL COSTS AND EXPENSES                                            130,115
                                                              --------------

LOSS BEFORE INCOME TAX                                             (114,340)

INCOME TAX PROVISION                                                   (867)
                                                              --------------

NET LOSS                                                      $    (115,207)
                                                              ==============
LOSS PER SHARE:
     Basic                                                    $       (2.66)
                                                              ==============
     Diluted                                                  $       (2.66)
                                                              ==============


                See notes to consolidated financial statements.


COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
ONE MONTH ENDED JANUARY 31, 1998
(In thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------------

                                                  COMMON STOCK
                                             ----------------------         ADDITIONAL                     CUMULATIVE
                                             NUMBER OF         PAR           PAID-IN          RETAINED     TRANSLATION
                                              SHARES          VALUE          CAPITAL          EARNINGS      ADJUSTMENT
                                              ------          -----          -------          --------      ----------
BALANCE, DECEMBER 31, 1997,
       as previously reported                25,199,176   $    2,519       $   142,998     $    114,856    $        (8)
Pooling of interests                         18,141,185        1,814            75,503            6,910            452
                                             ----------   ----------       -----------     ------------    -----------
BALANCE, as restated                         43,340,361        4,333           218,501          121,766            444

Unrealized (loss)  on available-for-sale
   securities, net of tax                             -            -                 -                -              -
Common stock issued in connection with
   exercise of stock options                     50,436            6               861                -              -
Translation adjustment                                -            -                 -                -             45
Net loss, one month ended January 31, 1998            -            -                 -          (115,207)            -
                                             ----------   ----------       -----------     ------------    -----------

                                             43,390,797   $    4,339       $   219,362        $    6,559   $       489
                                             ==========   ==========       ===========     ============    ===========

                                             UNREALIZED
                                               GAINS
                                              (LOSSES)      TOTAL
                                              --------      -----

BALANCE, DECEMBER 31, 1997,
       as previously reported                $    1,117   $ 261,482
Pooling of interests                                  -      84,679
                                             ----------   ----------
BALANCE, as restated                              1,117     346,161

Unrealized (loss)  on available-for-sale
   securities, net of tax                          (476)       (476)
Common stock issued in connection with
   exercise of stock options                          -         867
Translation adjustment                                -          45
Net loss, one month ended January 31, 1998            -    (115,207)
                                             ----------   ----------
                                             $      641   $ 231,390
                                             ==========   ==========


See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
ONE MONTH ENDED JANUARY 31, 1998
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss  $                                                                       (115,207)
   Adjustments to reconcile net income to net cash provided
        by operating activities:
     Merger related charges                                                             41,877
 Depreciation and amortization                                                           2,446
 Changes in assets and liabilities:
    Accounts receivable                                                                 62,229
    Inventories                                                                          2,334
    Prepaid expenses and other current assets                                            2,333
    Accounts payable and accrued expenses                                               11,723
    Advance payments from customers                                                    (2,394)
    Liability for severance pay                                                            966
    Other                                                                                2,301
                                                                                ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                8,608
                                                                               ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and sales of bank time deposits

     and investments, net                                                                4,985
Purchase of property and equipment                                                      (3,784)
Capitalization of software development costs                                              (501)
                                                                               ----------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                  700
                                                                               ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock in connection with

     exercise of stock options                                                             867
   Net payments of bank loans and other debt                                           (17,343)

NET CASH (USED IN) FINANCING ACTIVITIES                                                (16,476)
                                                                               ----------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (7,168)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         188,023
                                                                               ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $       180,855
                                                                               ===============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

   Cash paid during the period for interest                                    $           307
                                                                               ===============
   Cash paid during the period for income taxes                                $            29
                                                                               ===============

See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

ONE MONTH ENDED JANUARY 31, 1998

(In thousands)
NET LOSS                                                                                               $      (115,207)
                                                                                                       ----------------

OTHER COMPREHENSIVE INCOME, NET OF TAX:

     Foreign currency translation adjustments 45 Unrealized losses on securities:

           Unrealized holding losses arising during period                      $     (461)
           Less: reclassification adjustments for gains
                     included in net loss                                             (15)                        (476)
                                                                                -----------               --------------

COMPREHENSIVE INCOME                                                                                   $      (115,638)
                                                                                                        ================

See  notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONE MONTH ENDED JANUARY 31, 1998
--------------------------------------------------------------------------------
1.       ORGANIZATION AND BUSINESS

         Comverse Technology, Inc. ("Comverse" and, together with its subsidiaries, "the Company") was organized as a New York corporation in October 1984. The Company is engaged in the design, development, manufacture, marketing and support of special purpose computer and telecommunications systems and software for multimedia communications and information processing applications.

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

         Income Taxes - The Company accounts for its income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

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

         Net losses from foreign currency transactions, included in the consolidated statements of income, approximated $203,000 for the one month ended January 31, 1998.

         The Company occasionally enters into foreign exchange forward contracts and options on foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. Any gain or loss on a foreign exchange contract which hedges a firm commitment is deferred until the underlying transaction is realized, at which time it is included in the consolidated statement of income. At January 31, 1998, there were outstanding forward contracts to purchase approximately $3,500,000 in Western European currencies. The Company also purchases foreign exchange options which permit, but do not require, the Company to exchange foreign currencies at a future date with another party at a contracted exchange rate. To finance premiums paid on such options, from time to time the Company may also write offsetting options at exercises prices which limit, but do not eliminate, the effect of purchased options as a hedge. As of January 31, 1998, the Company had purchased foreign exchange options of $8,000,000 and written foreign exchange options of $8,000,000 in Western European currencies.

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

3.       RESEARCH AND DEVELOPMENT

         A significant portion of the Company's research and development operations are located in Israel where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. For the one month ended January 31, 1998, the Company's research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS"), under which reimbursement of a portion of the Company's research and development expenditures will be made subject to final approval of project budgets. The Company is required to pay royalties to the OCS based on the sale of products incorporating technology developed in these projects. In addition, under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. OCS reimbursements for the one month ended January 31, 1998 was $1,136,000.

4.       SHORT-TERM INVESTMENTS

         The Company classifies all of its short-term investments as available-for-sale securities. The following is a summary of available-for-sale securities as of January 31, 1998:

                                                                            Gross                   Gross            Estimated
                                                                        Unrealized              Unrealized               Fair
                                                    Cost                    Gains                  Losses              Value
                                            ---------------------------------------------------------------------------------------
                                                                                    (In thousands)
         U.S. treasury notes                    $      248                 $       4             $       -             $       252
         Corporate debt securities                  35,722                       129                     -                  35,851
         U.S. Government
            agency bonds                               750                         -                     -                     750
                                                ----------                 ---------             ---------             -----------
         Total debt securities                      36,720                       133                     -                  36,853
                                                ----------                 ---------             ---------             -----------

         Common stock                               14,359                     1,880                 1,347                  14,892
         Mutual funds investing in
            U.S. government and

            agencies obligations                     1,929                        49                     -                   1,978
         Preferred stock                             5,981                       804                   161                   6,624
                                               -----------                 ---------             ---------             -----------
         Total equity securities                    22,269                     2,733                 1,508                  23,494
                                               -----------                 ---------             ---------             -----------

                                               $    58,989                 $   2,866             $   1,508             $    60,347
                                               ===========                 =========             =========             ===========

         During the one month ended January 31, 1998, the Company did not have any realized gains or losses on sales of securities.

         The amortized cost and estimated fair value of debt securities at January 31, 1998, by contractual maturity, are as follows:

                                                                                                 Estimated
                                                                           Cost                  Fair Value
                                                                           ----                  -----------
                                                                                 (In thousands)
         Due in one year or less                                       $   15,083                  $    15,097
         Due after one year through three years                            21,588                       21,704
         Due after three years                                                 49                           52
                                                                       ----------                  -----------

                                                                       $   36,720                  $    36,853
                                                                       ==========                  ===========

5.       INVENTORIES

         Inventories consist of:
                                                                       January 31, 1998
                                                                      -------------------
                                                                        (In thousands)

                          Raw materials                               $        29,735
                          Work in process                                      20,413
                          Finished goods                                       12,876
                                                                      ---------------
                                                                       $       63,024
                                                                      ================


6.       PROPERTY AND EQUIPMENT

         Property and equipment consists of:

                                                                       January 31, 1998
                                                                     -------------------
                                                                        (In thousands)

                          Fixtures and equipment                      $        99,667
                          Transportation vehicles                               2,872
                          Leasehold improvements                                2,148
                                                                      ---------------
                                                                              104,687
                          Less accumulated depreciation
                                 and amortization                             (51,274)
                                                                      ----------------
                                                                      $        53,413
                                                                      ================
7.       OTHER ASSETS

         Other assets consist of:

                                                                       January 31, 1998
                                                                     --------------------
                                                                        (In thousands)

             Software development costs, net of accumulated
                   amortization of $10,896                            $         9,801

             Other assets                                                       8,466
                                                                      ----------------
                                                                      $        18,267
                                                                      ================

8.       ACQUISITIONS

         On January 14, 1998, Boston Technology, Inc., a Delaware corporation, ("BTI") merged with and into Comverse in a transaction that was accounted for as a pooling of interests. BTI designed, developed, manufactured, marketed and supported standard and customized enhanced services platforms and software applications for the telephone network operator market. Pursuant to the merger, the issued and outstanding shares of BTI at the effective date of the merger were converted into an aggregate of approximately 18,141,185 shares of Comverse's common stock and outstanding options and warrants to purchase BTI stock were converted into options and warrants to purchase an aggregate of 3,458,265 Comverse shares.

         In connection with the merger, the fiscal year of the Company has been changed from the calendar year to the fiscal year ending January 31, corresponding to BTI's fiscal year.

         Unaudited consolidated statement of operations data for the one month ended January 31, 1997 for Comverse and the one month ended February 28, 1997 for BTI is as follows:

             Sales                          $        18,457
             Gross profit                   $         7,906
             Income tax provision           $           297
             Net (loss)                     $       (10,221)
             Loss per share                 $         (0.25)

         In connection with the merger, the Company has charged $41,877,000 to operations for merger related charges. Such charges relate to the following: (i) $15,918,000 for the write-off of duplicate research and development, license fees and other capital equipment and certain capitalized software; (ii) $14,919,000 for the establishment of reserves for severance pay, contract penalties and termination fees, and the closing of duplicate facilities; and (iii) $11,040,000 for professional fees and other direct merger costs.

         In addition, approximately $36,055,000 has been charged to selling, general and administrative expenses relating to the merger. Such charge relates to the impairment of receivables resulting from duplicate customers or distribution channels. Approximately $7,831,000 has been charged to cost of sales relating to the merger. Such charge relates to the write-off of inventory that is considered obsolete and duplicative as a result of the merger.

9.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of:

                                                               January 31, 1998

                                                                 (In thousands)

                           Accounts payable                     $      37,488
                           Accrued salaries                            15,492
                           Accrued vacation                             6,718
                           Accrued royalties                            6,271
                           Other accrued expenses                      59,972
                                                                -------------
                                                                $     125,941
                                                                =============

10.     BANK LOANS

        As of January 31, 1998, a subsidiary of Comverse has a bank loan of $16,500,000. The loan has an interest rate of 6% and is repayable in July 1998. The loan is secured by a $16,500,000 deposit with the bank.


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

         The Company is obligated under an agreement with its chief executive officer to provide a severance payment upon the termination of his employment with the Company. Approximately $1,405,000 has been accrued as of January 31, 1998 relating to this liability.

13.      STOCK OPTIONS

        Employee Stock Options - At January 31, 1998, 8,263,795 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 943,519 options were available for future grant under Comverse's Stock Option Plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in annual increments over periods of up to four years from the date of grant or the date of commencement of the grantee's employment with the Company.

        The changes in the number of options were as follows:

                  Outstanding at December 31, 1997       5,277,904
                  Granted during the period              3,109,473
                  Exercised during the period              (50,436)
                  Canceled, terminated and expired         (73,146)
                                                       ------------

                  Outstanding at January 31, 1998        8,263,795
                                                       ============


        At January 31, 1998, options to purchase an aggregate of 2,318,133 shares were vested and currently exercisable under the option plans and options to purchase an additional 5,945,662 shares vest at various dates extending through the year 2002.

        Weighted average option exercise price information for the one month period ended January 31, 1998 was as follows:

                  Outstanding at December 31, 1997    $    22.00
                  Granted during the period                31.25
                  Exercised during the period              16.67
                  Canceled, terminated and expired         33.95
                  Exercisable at January 31, 1998          13.14


        Significant option groups outstanding at January 31, 1998 and related weighted average price and life information were as follows:

                                                 Weighted Average             Weighted                               Weighted
        Range of                     Number          Remaining               Average               Number            Average
        Exercise Price            Outstanding         Contractual Life        Exercise Price        Exercisable       Exercise Price
        ---------------         -----------         ------------------      -----------------    ------------       --------------
        $  1.40 -      $11.92         1,648,658            5.36                $   7.65               1,375,908         $   7.01
        $  12.69 -     $28.66         1,932,108            7.74                   20.41                 821,795            19.12
        $  31.25 -     $31.25         3,109,473            9.99                   31.20                       0                0
        $  33.25 -     $51.83         1,573,556            9.18                   41.33                 120,430         $  42.40
                                  -------------            ----                --------              ----------         --------

                                      8,263,795            8.39                $  25.91               2,318,133         $  13.14
                                  =============            ====                ========               =========         ========

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been increased by approximately $1,427,000 or $0.03 per diluted share in the one month ended January 31, 1998. The weighted average fair value of the options granted during the one month ended January 31, 1998 is estimated at $16.50 on the date of grant (using the Black-Scholes option pricing model) with the following weighted average assumptions: volatility of 54%, risk-free interest rate of 5.6%, and an expected life of five years.

        Options on Subsidiary Shares - Comverse has granted to its chief executive officer, under the terms of his employment agreement, options to acquire 7.5% of the equity of Comverse's subsidiaries, other than Efrat Future Technology, Ltd. ("Efrat"). In addition, Comverse has granted to certain other key executives of the Company options to acquire shares of certain subsidiaries, other than Efrat, as a means of providing incentives directly tied to the performance of those subsidiaries for which different executives have direct responsibility. The amount of shares subject to such additional options varies, up to 23.6% of the outstanding subsidiary shares, among the various subsidiaries included in the option grants. The options generally have terms of ten years and become exercisable and vest in equal ratable annual increments over periods ranging from three to five years from the first anniversary of the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by a committee of the Board of Directors. Upon the exercise, in whole or in part, of any option, Comverse will receive an irrevocable proxy to vote the underlying shares and a right of first refusal to purchase the shares upon any proposed sale, transfer or other disposition, until such time as the shares shall have been sold in a bona fide open market transaction.

14.      WARRANTS

        In November 1995, the Company entered into an agreement to supply its products to a customer. Pursuant to this agreement, the Company issued warrants to purchase shares of its common stock at an exercise price of $21.54 per share. The warrants vest in five equal annual increments, commencing with the first anniversary of the date of grant, and remain exercisable for 30 months after first becoming exercisable. Any stock issued as a result of the exercise of the warrants would be for the customer's investment purposes only, and would be "restricted securities" under Rule 144 of the Securities Act of 1933. As of January 31, 1998, warrants to purchase 1,914,432 shares are outstanding, none of which are exercisable.

15.     EARNINGS PER SHARE ("EPS")

         In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic earnings per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings per share for the one month ended January 31, 1998 was as follows:

                                        LOSS         SHARES    PER SHARE AMOUNT

                                          (In thousands, except per share data)

         Basic and Diluted EPS      $ (115,207)      43,353      $   (2.66)
         ---------------------      ==============   ======      ==========



         Debentures, options and warrants convertible into 2,513,661, 8,263,795 and 1,914,432 shares, respectively, were outstanding as of January 31, 1998, respectively, but were not included in the computation of diluted EPS because the effect of including them would be antidilutive.

16.     FOREIGN OPERATIONS

         Condensed net assets, exclusive of intercompany balances, applicable to foreign operations, principally located in Israel, included in the consolidated balance sheet, are summarized as follows:

                                                           January 31, 1998

                                                             (In thousands)

                     Current Assets                            $      127,380
                     Property and equipment, net                       19,086
                     Other assets                                      10,958
                                                               --------------

                             Total assets                             157,424
                                                               --------------
                     Current liabilities                               57,073
                     Other liabilities                                  4,153
                                                               --------------
                             Total liabilities                         61,226
                                                               --------------
                                    Net assets                 $       96,198
                                                               ==============


         Condensed operating information, exclusive of intercompany transactions, applicable to foreign operations, principally located in Israel, included in the consolidated statement of operations, is summarized as follows:

                                                          Month Ended

                                                       January 31, 1998

                                                         (In thousands)

                     Total revenues                        $       10,845
                     Costs and expenses                            36,147
                                                           --------------
                     Operating (loss)                      $      (25,302)
                                                           ===============


         The operating results shown above reflect the inclusion in costs and expenses of fixed charges incurred by Comverse's foreign subsidiaries necessary to support a level of activity which is greater than that shown in the table due to the exclusion of intercompany revenue.

17.      INCOME TAXES

         The provision for income taxes consists of the following:

                                                        Month Ended

                                                      January 31, 1998

                                                       (In thousands)

             Current (benefit):

               Federal                                 $         -
               State                                             -
               Foreign                                        (205)
                                                        ----------------
                                                              (205)

             Deferred:

               Federal                                 $       985
               State                                            87
               Foreign                                           -
                                                       ------------
                                                             1,072

                                                       $       867
                                                       =============
         The reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:

                     U.S. Federal statutory rate               35%
                     Consolidated worldwide loss

                          in excess of U.S. loss               (8)
                     Unrecognized tax benefits                (26)
                     Other                                     (2)
                                                            --------
                     Company's effective tax rate              (1) %
                                                           =========


           Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset and liability at January 31, 1998 is as follows:

                                                                (In thousands)

             Deferred tax liability:
               Expenses deductible for tax purposes and

                  not for financial reporting purposes           $       1,433
               Unrealized gain on available-for-sale securities            679
                                                                 -------------
                                                                 $       2,112

             Deferred tax asset:

               Reserves not currently deductible                 $      20,262
               Tax loss carryforwards                                   17,480
               Inventory capitalization                                    388
               Other                                                       852
                                                                 -------------
                                                                        38,982
               Less: valuation allowance                               (37,330)
                                                                --------------

                    Total deferred tax asset                     $       1,652
                                                                 =============


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

         Sales by geographic regions, as a percentage of total sales, for the one month ended January 31, 1998 is as follows:

                               United States                       3%
                               Europe                             41%
                               Far East/Australia                 36%
                               Latin America                       8%
                               Other                              12%
                                                         ------------

                               Total                             100%

19.      COMMITMENTS AND CONTINGENCIES

         Leases - The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $995,000 in the one month ended January 31, 1998.

         As of January 31, 1998, the minimum annual rent obligations of the Company were approximately as follows:

                  Twelve Months Ended

                      January 31,                                    Amount

                                                                 (In thousands)

                          1999                                  $      15,079
                          2000                                         12,690
                          2001                                         10,525
                          2002                                          9,863
                      2003 and thereafter                              63,877
                                                                -------------
                                                                $     112,034
                                                                =============

         Employment Agreements - The Company is obligated under employment contracts with its chief executive officer to provide salary, bonuses, and fringe benefits through June 30, 2000. Minimum salary payments under the contracts currently amount to $350,000 per year and aggregate $846,000 through June 30, 2000. The executive is entitled to annual bonuses equal to at least 3% of the Company's consolidated after-tax net income during each year. Upon termination or expiration of the term of employment, the executive is entitled to receive a severance payment equal to $93,170 for each year of his previous and current employment with the Company, which is increased by the rate of 10% per annum compounded for each year of employment, plus continued employment-related benefits for the period of 36 months thereafter. If the termination of employment results from a unilateral termination or fundamental breach of the agreement by the Company, or the resignation of the executive within six months following a change in control of the Company not approved by the executive in his capacity as a director of Comverse, the executive is entitled to an additional payment equal to 299% of the average annual cash compensation, including salary and any bonus payments, received by the executive from the Company during the three immediately preceding fiscal years, plus an amount equal to the income tax resulting from such payment. The agreements also provide for the executive to receive options entitling him to purchase 7-1/2% of the equity of Comverse's subsidiaries, other than Efrat, at prices equal to the higher of book value of the underlying shares at the date of option grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors.

                     Most other employment agreements of the Company are terminable with or without cause with prior notice of 60 days or less. In certain instances, the termination of employment agreements without cause entitles the employees to certain benefits, including acceleration of the vesting of stock options and severance payments of as much as one year's compensation.

         Licenses and Royalties - The Company licenses certain technology, "know-how," software and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements entered into in connection with research and product development activities. The Company currently pays royalties on the sale of substantially all of its product lines in varying amounts based upon the revenues attributed to the various components of such products. Royalties typically range up to 6% of net sales of the related products and, in the case of royalties due to government funding sources in respect of research and development projects, are required to be paid until the funding organization has received total royalties ranging from 100% to 150% of the amounts received by the Company under the approved project budgets.

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

        Guaranties - The Company has obtained bank guaranties primarily for performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $13,138,000 at January 31, 1998, are to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 1998.

        Litigation - On February 2, 1998, Computel Computadores e Telecommunicacoes S.A. ("Computel") filed a Request for Arbitration with the International Chamber of Commerce ("ICC") in Paris, France (No. 9858/FMS), claiming breaches by BTI and its wholly-owned subsidiary, Boston Technology Investments, Inc., in respect of agreements with Computel and its affiliates for the distribution of BTI's systems in Brazil. Computel claims, among other things, that BTI breached its obligations to Computel by merging with Comverse and thereby competing with a company jointly established by the parties in connection with such distribution activities, by delivering equipment that did not conform to specifications, by failing to support this equipment and by "fraudulently inducing" Computel to terminate the agreement that established the jointly-owned company without advising it of the possibility of the merger. In its prayer for relief, Computel alleges damages in excess of US $50 million as a result of lost business opportunities, injury to its business reputation, investment losses and losses due to currency devaluation. On March 10, 1998, the Company commenced an action against Computel and an affiliate in the Middlesex Superior Court of Massachusetts (Civil Action No. 98-1155) seeking declaratory judgments as to arbitrability and the continuing validity of the Purchase and Sale Agreement between the parties, Computel's specific performance of such agreement and injunctions to prevent Computel from proceeding with the ICC arbitration. In this action, the Company seeks damages in excess of $3,767,500 as a result of Computel's failure to pay monies owed under the Purchase and Sale Agreement, as well as costs and attorneys' fees. The defendants have filed a counterclaim in that action raising substantially the same claims alleged in their Request for Arbitration to the ICC. On March 11, 1998, the Company also filed a Demand for Arbitration with the American Arbitration Association in Boston, Massachusetts, against Computel and certain of its affiliates claiming breach of a Distribution Agreement between the parties and unfair and deceptive trade practices. In this arbitration, the Company seeks to recover damages in excess of $12,000,000, plus interest, for systems shipped to respondents, and additional damages for respondents' repudiation and anticipatory breach of contract and unfair and deceptive trade practices. On April

        3, 1998, the Middlesex Superior Court issued a temporary injunction prohibiting Computel from proceeding with its ICC arbitration request.

         The Company is subject to certain other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's business or its consolidated financial statements.

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

                                                                    January 31, 1998
                                                    ---------------------------------------------
                                                      Carrying                 Estimated
                                                       Amount                  Fair Value
                                                                  (In thousands)
        Liabilities:

           Convertible subordinated debentures     $     115,000                    $      116,438

        Off-balance sheet financial instruments:
        Foreign exchange forward contracts

           used for hedging purposes               $      -                         $         (126)

         Cash and Cash Equivalents, Bank Time Deposits, Short-Term Investments, Accounts Receivable, Investments, and Accounts Payable - The carrying amounts of these items are a reasonable estimate of their fair value.

         Convertible Subordinated Debentures and Foreign Exchange Forward Contracts - The fair value of these securities is estimated based on quoted market prices or recent sales for those or similar securities.

         The fair value estimates presented herein are based on pertinent information available to management as of January 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMVERSE TECHNOLOGY, INC.
                                               (Registrant)

                                        By:    S/ Kobi Alexander
                                             -----------------------------------
Date:   April 28, 1998                         Kobi Alexander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


S/ Kobi Alexander                                            April 28, 1998
--------------------------------------
Kobi Alexander, President,
Chairman of the Board and
Chief Executive Officer; Director


S/ Igal Nissim                                               April 28, 1998
--------------------------------------
Igal Nissim, Chief Financial Officer


S/ Zvi Alexander                                             April 28, 1998
--------------------------------------
Zvi Alexander, Director


S/ Gregory C. Carr                                           April 28, 1998
--------------------------------------
Gregory C. Carr, Director


S/ John H. Friedman                                          April 28, 1998
--------------------------------------
John H. Friedman, Director


S / Francis E. Girard                                        April 28, 1998
--------------------------------------
Francis E. Girard, Director


S / Sam Oolie                                                April 28, 1998
--------------------------------------
Sam Oolie, Director


S/ William F. Sorin                                          April 28, 1998
--------------------------------------
William F. Sorin, Director


S/ Carmel Vernia                                             April 28, 1998
--------------------------------------
Carmel Vernia, Director


S/ Shaula A. Yemini                                          April 28, 1998
--------------------------------------
Dr. Shaula A. Yemini, Director