Form 10-K405/A
period 1998-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 1998-05-12
CIK 803014

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                               Amendment No. 1 to

               Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                for the One Month Period ended January 31, 1998

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

                               [X]


     The aggregate market value of the voting stock held by non-affiliates of the registrant on May 6, 1998 was approximately $1,960,000,000. The closing price of the registrant's common stock on the NASDAQ National Market System on May 6, 1998 was $46.8125 per share.

    There were 43,582,212 shares of the registrant's common stock outstanding on May 6, 1998.


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


   NAME                         AGE        POSITION WITH THE COMPANY
  ------                        ---  ------------------------------------

   Kobi Alexander/(1)(2)/        46  President, Chairman of the Board of
                                     Directors, Chief Executive Officer
                                     and Director

   Carmel Vernia                 45  Chief Operating Officer, Managing Director
                                     of Efrat Future Technology Ltd. and
                                     Director

   Francis E. Girard             59  President and Chief Executive Officer of
                                     Comverse Network Systems Division and
                                     Director

   Igal Nissim                   42  Chief Financial Officer

   Zvi Alexander                 75  Director

   Gregory C. Carr /(3)/         38  Director

   John H. Friedman/(2)(3)(4)/   45  Director

   Sam Oolie/(1)(2)(3)(4)/       61  Director

   William F. Sorin/(1)(4)/      49  Secretary and Director
   Shaula A. Yemini, Ph.D./(3)/  50  Director

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

Item 11.  Executive Compensation.

       The following table presents summary information regarding the compensation paid or accrued by the Company for services rendered during the years 1995, 1996 and 1997 and the one month ended January 31, 1998 by those of its executive officers whose salary and bonus compensation during 1997 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                          LongTerm
                                                                        Compensation
                                                                            Stock
                                Name and      ANNUAL COMPENSATION          OPTION            ALL OTHER
                                            -----------------------
Principal Position               PERIOD     SALARY/(1)/  BONUS/(2)/  GRANTS/(3)/        COMPENSATION/(4)/
----------------------------  ------------  -----------  ----------  ------------------------------------

Kobi Alexander                     1998-Jan.   $ 29,192           -              500,000         $ 15,771
President, Chief Executive         1997        $370,458  $1,344,150              150,000         $249,661
Officer and Chairman of            1996        $379,944  $  864,829              100,000         $235,906
the Board of Directors             1995        $342,950  $  526,845                    -         $324,454

Carmel Vernia                      1998-Jan.   $ 12,356           -              125,000         $  2,985
Chief Operating Officer            1997        $150,162  $  150,000               70,000         $ 36,048
Managing Director, Efrat           1996        $129,889  $  150,000               25,000         $ 31,763
                                   1995        $130,394  $  100,000                    -         $ 29,921

Francis E. Girard/(5)/             1998-Jan.   $ 32,083           -              150,000         $  2,000
President and Chief                1997(6)     $330,007  $  291,250                    -         $ 24,000
Executive Officer,                 1996(6)     $312,000  $  157,500              227,500         $ 24,500
Comverse Network Systems           1995(6)     $200,000  $   63,000               55,250         $ 13,500

Igal Nissim                        1998-Jan.   $  8,333           -               25,000         $  1,972
Chief Financial Officer            1997        $101,272  $   27,800                5,000         $ 24,277
                                   1996        $115,342  $   23,070                5,000         $ 19,699
                                   1995        $ 98,988  $   15,000               10,000                -
-------------------

(1) Includes salary and payments in lieu of earned vacation.
(2) Includes bonuses accrued for services performed in the year indicated, regardless of the year of payment.
(3) See also "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares."
(4) Consists of miscellaneous items not exceeding $25,000 in the aggregate for any individual, including premium payments and contributions under executive insurance and training plans and, in the case of Mr. Alexander, $7,773, $211,750, $184,800 and $281,000 accrued in January 1998 and the years 1997, 1996 and 1995, respectively, for payments due on termination of employment pursuant to the terms of his employment agreements with the Company.

       /footnotes continued on following page/

       /continuation of footnotes/


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


       The following table sets forth information concerning options granted during January 1998 to the executive officers of the Company under its employee stock option plans:

                    STOCK OPTION GRANTS IN TRANSITION PERIOD

Potential Realizable Value
ASSUMED ANNUAL RATES OF
STOCK PRICE APPRECIATION
                                          Individual Grants                FOR OPTION TERM*
                                 ------------------------------------  -------------------------
                                  Percent of
                                  Total
                     Number of    Options     Exercise
                       Shares     Granted to  Price
                     Subject to   Employees   Per    Expiration
Name                 OPTION       IN PERIOD   SHARE   DATE                 5%           10%
-------------------  ----------  ---------   ------  ----------------  ----------   -----------

Kobi Alexander          500,000       16.1%  $31.25  January 27, 2008  $9,826,479   $24,902,226
Carmel Vernia           125,000        4.0%  $31.25  January 27, 2008  $2,456,620   $ 6,225,556
Francis E. Girard       150,000        4.8%  $31.25  January 27, 2008  $2,947,944   $ 7,470,668
Igal Nissim              25,000        0.8%  $31.25  January 27, 2008  $  491,324   $ 1,245,111

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

          The following table sets forth, as to each executive officer identified above, the shares acquired on exercise of options during the one month period ended January 31, 1998, value realized, number of unexercised options held at January 31, 1998, currently exercisable and subject to future vesting, and the value of such options based on the closing price of the underlying shares on the NASDAQ National Market System at that date, net of the associated exercise price.


                   OPTION EXERCISES AND YEAR-END VALUE TABLE

                 Aggregate Option Exercises in January 1998 and
                VALUE OF UNEXERCISED OPTIONS AT JANUARY 31, 1998


                                           Number of Unexercised        Value of Unexercised
                      Shares                    OPTIONS HELD            IN-THE-MONEY OPTIONS
                     ACQUIRED               AT JANUARY 31, 1998       HELD AT JANUARY 31, 1998
                        On      Value    --------------------------  --------------------------
       Name          EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-------------------  --------  --------  -----------  -------------  -----------  -------------

Kobi Alexander            -          -       794,250        875,000  $21,921,357     $5,173,438
Carmel Vernia             -          -       206,250        220,000  $ 4,864,460     $  553,125
Igal Nissim               -          -        12,500         42,500  $   261,719     $  270,781
Francis E. Girard      10,908  $222,796       43,332        352,043  $   335,370     $1,753,586


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

       Upon the termination of his employment with the Company for any reason, Mr. Alexander is entitled to receive a severance payment in an amount equal to $93,170 times the number of years (plus any partial years) of his employment by the Company commencing with 1983, increased by 10% per annum, plus continued employment-related benefits for the period of 36 months following termination. In the event that Mr. Alexander's employment is terminated by the Company without cause, by Mr. Alexander as a result of a material breach by the Company of its obligations under the agreement or by his resignation within the period of six months following a change in control of the Company, Mr. Alexander is entitled to an additional severance payment equal to 299% of the average annual cash compensation (including salary and any bonus payments) received by him from the Company during the most recent three fiscal years plus an amount equal to the income tax liability to Mr. Alexander resulting from such payment. The agreement also requires the Company to grant to Mr. Alexander an option to purchase up to 7.5% of the shares of each subsidiary of the Company, other than Efrat, for a price equal to the greater of the fair market value or the book value of such shares at the date of option grant.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information concerning the beneficial ownership of shares of common stock on the part of the executive officers and directors of the Company and all persons known by the Company to be beneficial owners of more than five percent of the outstanding common stock as at May 6, 1998.

                                                                                  NUMBER OF          PERCENT
                                                                                   Shares           of Total
                                                                                Beneficially       Outstanding
Beneficial Owner                           RELATIONSHIP WITH THE COMPANY            OWNED          SHARES/(1)/
--------------------------------------  ------------------------------------  -----------------  ---------------
The Equitable Companies Incorporated
  1299 Avenue of the Americas
  New York, NY 10104                    Shareholder                                  3,755,030 /(2)/        8.6%

Pilgrim Baxter & Associates Ltd.        Shareholder                                  2,304,500 /(2)/        5.3%
  1255 Drummers Lane
  Wayne, PA  19087


Kobi Alexander                          President, Chairman of the Board,
                                        Chief Executive Officer and Director           888,750 /(3)/        2.0%
Carmel Vernia                           Chief Operating Officer and Director           206,250 /(4)(5)/       *
Francis E. Girard                       President, Comverse Network Systems
                                        and Director                                   142,155 /(6)/          *
Igal Nissim                             Chief Financial Officer                         15,000 /(4)(7)/       *
Zvi Alexander                           Director                                        25,000 /(8)(9)/       *
Gregory C. Carr                         Director                                     1,525,225              3.4%
John H. Friedman                        Director                                        13,000 /(4)(9)/       *
Sam Oolie                               Director                                        10,000 /(4)(9)/       *
William F. Sorin                        Secretary and Director                          25,000 /(4)(10)/      *
Shaula A. Yemini, Ph.D.                 Director                                        16,900 /(9)(11)/      *
All directors and executive
 officers as a group (10 persons)                                                    2,867,280 /(12)/       6.2%
-----------------

*    Less than 1%.

 (1) Based on 43,582,212 shares of common stock issued and outstanding on May 6, 1998, excluding, except as otherwise noted, shares of common stock issuable upon the exercise of outstanding stock options.

 (2) Based on Schedule 13G filings with the Securities and Exchange Commission reflecting data as of December 1997.

                                      /footnotes continued on following page/

                                              /continuation of footnotes/

 (3) Includes 794,250 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 6, 1998. Does not include 875,000 shares issuable upon the exercise of options that were not exercisable at or within 60 days after May 6, 1998.

 (4) Consists solely of shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 6, 1998.

 (5) Does not include 220,000 shares issuable upon the exercise of options that were not exercisable at or within 60 days after May 6, 1998.

 (6) Includes 83,416 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 6, 1998. Does not include 311,959 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 6, 1998.

 (7) Does not include 40,000 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 6, 1998.

 (8) Includes 17,000 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 6, 1998.

 (9) Does not include 6,000 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 6, 1998.

(10) Does not include 80,000 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 6, 1998.

(11) Includes 13,400 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 6, 1998.

(12) Includes 1,177,316 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 6, 1998. Does not include 1,553,459 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 6, 1998.


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

                             COMVERSE TECHNOLOGY, INC.
                                      (Registrant)


                             By:  S / Kobi Alexander
                                  ------------------  -
                                  Kobi Alexander
                                  President, Chairman of the Board
                                  and Chief Executive Officer