Form 10-Q
period 1998-04-30
COMVERSE TECHNOLOGY INC/NY/
filed 1998-06-10
CIK 803014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 1998

                                       or

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

                                        [X] Yes    [ ] No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of June 4, 1998 was 43,672,689.


                            Page 1 of 17 Total Pages
                       (Exhibit Index Appears on Page 15)

QUAD=CENTER)

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.  Financial Statements.

                                                                        Page
                                                                        ----

 1.      Condensed Consolidated Balance Sheets as
         of January 31, 1998 and April 30, 1998                           3

 2.      Condensed Consolidated Statements of Income
         for the Three Month Periods Ended March 31, 1997
         and April 30, 1998                                               4

 3.      Condensed Consolidated Statements of Cash
         Flows for the Three Month Periods Ended
         March 31, 1997 and April 30, 1998                                5

 4.      Notes to Condensed Consolidated Financial
         Statements                                                       6


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                   8

                            Page 2 of 17 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS
------
                                                               January 31,    April 30,
                                                                  1998*         1998
                                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                       $180,855     $171,827
  Bank time deposits and
    short-term investments                                          96,047       74,400
  Accounts receivable, net                                          79,693      158,308
  Inventories                                                       63,024       55,703
  Prepaid expenses and
    other current assets                                            29,515       32,070
                                                                  --------     --------
TOTAL CURRENT ASSETS                                               449,134      492,308
PROPERTY AND EQUIPMENT, NET                                         53,413       56,425
INVESTMENTS                                                          6,838        8,521
OTHER ASSETS                                                        18,267       18,888
                                                                  --------     --------

TOTAL ASSETS                                                      $527,652     $576,142
                                                                  ========     ========
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                            $125,941  $130,496
 Bank loans                                                         16,600    16,514
 Advance payments from customers                                    22,680    37,482
 Other current liabilities                                           3,120     4,879
                                                                  --------  --------
TOTAL CURRENT LIABILITIES                                          168,341   189,371
CONVERTIBLE SUBORDINATED DEBENTURES                                115,000   115,000
LIABILITY FOR SEVERANCE PAY                                          4,481     4,755
OTHER LIABILITIES                                                    8,440     7,812
                                                                  --------  --------
TOTAL LIABILITIES                                                  296,262   316,938

STOCKHOLDERS' EQUITY:
 Common Stock, $0.10 par value  authorized 100,000,000 shares,
  issued and outstanding, 43,390,797 and 43,585,368 shares           4,339     4,358
 Additional paid-in capital                                        219,362   222,505
 Retained earnings                                                   6,559    30,529
 Accumulated other comprehensive income                              1,130     1,812
                                                                  --------  --------
TOTAL STOCKHOLDERS' EQUITY                                         231,390   259,204
                                                                  --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $527,652  $576,142
                                                                  ========  ========

   *The Condensed Consolidated Balance Sheet as of January 31, 1998 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.
   The accompanying notes are an integral part of these financial statements.

                            Page 3 of 17 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           Three months ended
                                         March 31,    April 30,
                                            1997*      1998


Sales                                         $126,848  $160,481
Cost of sales                                   52,627    65,865
                                              --------  --------
Gross margin                                    74,221    94,616

Operating expenses:
  Research and development, net                 22,652    30,654
  Selling, general and administrative           29,100    35,324
  Royalties and license fees                     3,591     3,618
                                              --------  --------

  Income from operations                        18,878    25,020

  Interest and other income (expense), net         881     1,619
                                              --------  --------


Income before income tax provision              19,759    26,639
Income tax provision                             4,265     2,669
                                              --------  --------

Net income                                    $ 15,494  $ 23,970
                                              ========  ========

Earnings per share:
  Basic                                       $   0.37  $   0.55
                                              ========  ========
  Diluted                                     $   0.34  $   0.51
                                              ========  ========



* Restated for pooling of interests with Boston Technology, Inc.




              The accompanying notes are an integral part of these
                             financial statements.

                            Page 4 of 17 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Three months ended
                                                           March 31,   April 30,
                                                             1997*        1998
Cash flows from operating activities:
  Net cash from operations after adjustment
    for non-cash items                                      $ 21,441    $ 29,669
  Changes in assets and liabilities:
  Accounts receivable                                        (28,259)    (78,615)
  Inventories                                                 (5,056)      7,321
  Prepaid expenses and other current assets                   (3,832)     (2,556)
  Accounts payable and accrued expenses                        4,942       4,555
  Advance payments from customers                             11,375      14,802
  Liability for severance pay                                    713         274
  Other                                                         (285)        666
                                                            --------    --------
Net cash provided by operating activities                      1,039     (23,884)

Cash flows from investing activities:
  Maturities and sales (purchase) of bank time deposits
   and investments, net                                      (34,655)     21,106
  Purchases of property and equipment                         (8,313)     (7,639)
  Increase in software development costs                      (1,534)     (2,225)
  Other                                                          (23)          -
                                                            --------    --------
Net cash used in investing activities                        (44,525)     11,242

Cash flows from financing activities:
  Net borrowings of bank loans and other debt                 19,466         452
  Proceeds from issuance of common stock                       3,364       3,162
                                                            --------    --------
Net cash provided by financing activities                     22,830       3,614

Net decrease in cash and cash equivalents                    (20,656)     (9,028)
Cash acquired in pooling of Enhanced
  Communications Corporation                                   1,658           -
Cash and cash equivalents, beginning of period               210,756     180,855
                                                            --------    --------
Cash and cash equivalents, end of period                    $191,758    $171,827
                                                            ========    ========

* Restated for pooling of interests with Boston Technology, Inc.


   The accompanying notes are an integral part of these financial statements.

                            Page 5 of 17 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



         BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the transition period ended January 31, 1998. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.

         On January 14, 1998, Comverse Technology, Inc., a New York corporation ("Comverse" and, together with its subsidiaries, the "Company"), consummated a merger (the "Merger") with Boston Technology, Inc., a Delaware corporation ("Boston") in a transaction in which former shareholders of Boston received an aggregate of 18,141,185 shares of Comverse's Common Stock, par value $0.10 per share ("Common Stock"). The Merger has been accounted for as a pooling of interests and, in connection with the Merger, the Company changed its fiscal year from the calendar year to the year ending January 31, coinciding with the fiscal year of Boston. This report presents the financial statements of the Company, at and for the three-month period ended April 30, 1998. The financial information for the 1997 period combines the financial information of the Company for the three month period ended March 31, 1997 with the financial information of Boston for the three month period ended April 30, 1997.


         INVENTORIES. The composition of inventories at January 31, 1998 and April 30, 1998 is as follows:

                             JANUARY 31,    APRIL 30,
                                1998          1998
                                  (In thousands)

          Raw materials          $29,735    $28,881
          Work in process         20,413     12,444
          Finished goods          12,876     14,378
                                 -------    -------
                                 $63,024    $55,703
                                 =======    =======


          RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. In addition, in certain instances the Company may receive funding for research and development projects from its customers. During the three month periods ended March 31, 1997 and April 30, 1998, reimbursement from funding agencies and customers amounted to $4,667,000 and $4,780,000, respectively. See

                            Page 6 of 17 Total Pages

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties."

          EARNINGS PER SHARE. For the three month periods ended March 31, 1997 and April 30, 1998, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The assumed conversion of the convertible subordinated debentures was antidilutive for the three month periods ended March 31, 1997 and April 30, 1998. The shares used in the computations are as follows:


                           THREE MONTHS ENDED
                      March 31, 1997    April 30, 1998
                              (In thousands)

          Basic              41,551          43,477
          Diluted            45,626          47,331


          COMPREHENSIVE INCOME.   For the three month periods ended March 31,
1997 and April 30, 1998, total comprehensive income was $16,075,000 and $24,652,000, respectively. The elements of comprehensive income include net income, unrealized gains on available for sale securities and foreign currency translation adjustments.

                            Page 7 of 17 Total Pages

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


   RESULTS OF OPERATIONS.

          Sales.  Sales for the three month period ended April 30, 1998
          -----
increased by approximately $33,633,000 (27%) from the 1997 period. The increase is attributable primarily to a higher volume of sales of systems and parts in Europe.

          Cost of Sales.  Cost of sales for the three month period ended April
          -------------
30, 1998 increased by approximately $13,238,000 (25%) from the corresponding period in 1997. The increase is attributable primarily to the increase in sales. Gross margin (expressed as a percentage of sales) for the three month period ended April 30, 1998 increased to approximately 59.0% from approximately 58.5% from the corresponding 1997 period.

          Research and Development Expenses.  Net research and development
          ---------------------------------
expenses for the three month period ended April 30, 1998 increased by approximately $8,002,000 (35%) from the corresponding period in 1997 due to the overall growth of research and development operations, the initiation of significant new research and development projects, and increases in salaries and other costs associated with research and development operations.

          Selling, General and Administrative Expenses.  Selling, general and
          --------------------------------------------
administrative expenses for the three month period ended April 30, 1998 increased by approximately $6,224,000 (21%) from the corresponding period in 1997. Such increase was the result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

          Royalties and License Fees.  Royalties and license fees for the three
          --------------------------
month period ended April 30, 1998 increased by approximately $27,000 (1%) from the corresponding period in 1997.

          Income Tax Provision. Provision for income taxes for the three month
          --------------------
period ended April 30, 1998 decreased by approximately $1,596,000 (37%) from the 1997 period due to increased sales from lower tax jurisdictions. The Company's overall effective tax rate was approximately 22% in the 1997 period and 10% in the three month period ended April 30, 1998. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its subsidiaries in Israel.


          Net Income.  Net income after taxes for the three month period ended
          ----------
April 30, 1998 increased by approximately $8,476,000 (55%) from the 1997 period, primarily as a result of the factors described above. Net income after taxes as a percentage of sales increased to

                            Page 8 of 17 Total Pages
approximately 14.9% in the three month period ended April 30, 1998 from approximately 12.2% in the 1997 period.


          LIQUIDITY AND CAPITAL RESOURCES. At April 30, 1998, the Company had cash and cash equivalents of approximately $171,827,000, bank time deposits and short-term investments of approximately $74,400,000 and working capital of approximately $302,937,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

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


          CERTAIN TRENDS AND UNCERTAINTIES.

          The Company has benefited from the growth in its business and capital base over the past several years to make significant new investment in its operations and infrastructure intended to enhance its opportunities for future growth and profitability. The Company's results of operations reflect the significant increase in its investment in operations over the past three years. The Company intends to continue to make significant investments in the growth of its business, and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets, technology changes and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for each of its main product lines, and that continued strong investment in its technical, product development, marketing and sales capabilities will enhance its opportunities for long term growth and profitability.

          The Merger involves the integration of two companies that have previously operated independently. The combination of two sizable technology-based companies involves significant complexities, and no assurance can be given that the combined Company will be able to integrate the operations of Boston into the Company without encountering difficulties or experiencing the loss of key Comverse or Boston personnel or that the benefits expected from such integration will be realized. The integration of two companies across geographically dispersed operations

                            Page 9 of 17 Total Pages
can create the risk of disruption in operations of the combined company, and neither company's management has substantial experience in managing such integration or the operations of an entity the size of the combined Company. The Company does not expect to realize cost savings in the near future as a result of the Merger, and no assurance can be given that any savings can be achieved in future periods. Furthermore, there can be no certainty that the Merger will not adversely affect the relationships with key customers or key vendors of either company. As a result of its significantly greater concentration on a small number of large telephone company customers, Boston's business has historically been considerably more volatile than that of Comverse, and the operations of the combined Company are likely to be less predictable and subject to greater risks from actions of individual customers than the operations of Comverse in recent years.

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

          The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new

                           Page 10 of 17 Total Pages
technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. The continuing delay and uncertainties surrounding the Communications Assistance for Law Enforcement Act ("CALEA") have had a significant impact on acquisition plans of law enforcement agencies in North America engaged in monitoring activities, and no assurances can be given as to the timing or ultimate content of the proposed legislation. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

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

          The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The

                           Page 11 of 17 Total Pages
increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a growing number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the United States dollar, and accordingly has had a negative impact on the Company's overall results of operations. Continuation of such trends may have a material adverse effect on the Company's future results of operations.

     A significant portion of the Company's research and development and manufacturing operations are located in Israel and may be affected by regulatory, political, military and economic conditions in that country. The Company's historical operating results reflect substantial benefits from programs sponsored by the Israeli government for the support of research and development, as well as favorable tax rates available to "Approved Enterprises" in Israel. The Israeli government has indicated its intention to reexamine certain of its policies in these areas. Recently, the government acted to increase, from between 2% and 3% of associated product sales to 3% of associated product revenues (including service and other related revenues), the annual rate of royalties to be applied to repayment of benefits under the conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, a program in which the Company has regularly participated and under which it continues to receive significant benefits through reimbursement of qualified research and development expenditures. The Company's repayment of amounts received under the program will be accelerated through
these higher royalty rates until repayment is completed.   In addition,
permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Company expects to incur additional royalty expenses and/or repayment obligations as a result of the Merger and the location of certain manufacturing and research and development operations pertaining to its TRILOGUE product line at its Boston facilities. The Israeli authorities have also indicated that these research and development funding programs will be further reduced in the future, particularly for larger entities such as the Company.
The Israeli government has also shortened the period of the tax moratorium applicable to "Approved Enterprises" from four years to two years. Although this change has not affected the tax status of the Company's projects that were eligible for the moratorium prior to 1997, it applies to the subsequent "Approved Enterprises" of the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company

                           Page 12 of 17 Total Pages
were to become unable to participate in or take advantage of those programs, the cost to the Company of its operations in Israel would materially increase and there would be an adverse effect on the results of the Company's operations as a whole. To the extent the Company increases its activities outside Israel, which will result from the Merger and possible future acquisitions, such increased activities will not be eligible for programs sponsored by Israel. Most of the Company's research and development and manufacturing operations attributable to Boston are expected to continue to be located in the United States and thus will not be eligible for the benefits of those programs. Accordingly, the effective cost to the Company of its future research and development activities in particular, and its operations in general, could significantly increase relative to that of Comverse, historically.

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

     Prevailing economic conditions in the Far East and Southeast Asia have reduced the demand for the Company's systems in certain countries. The Company cannot currently predict the effect on its business should regional economic conditions fail to improve.

     The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology and government contracting businesses, and particularly smaller and medium-sized publicly traded companies such as the Company, tend to exhibit a high degree of volatility. The Company's revenues and earnings may be more volatile than those of Comverse historically as a result of the greater concentration of Boston's business on a limited number of large customers. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects.
The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies

                           Page 13 of 17 Total Pages
in the telecommunications equipment industry in general, and the enhanced services platform industry in particular, which may not have any direct relationship with the Company's business or prospects.


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

                           Page 14 of 17 Total Pages

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

                           Page 15 of 17 Total Pages

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMVERSE TECHNOLOGY, INC.


Dated:  June 5, 1998              S/ Kobi Alexander
                                  -----------------
                                  Kobi Alexander
                                  President, Chairman of the Board
                                  and Chief Executive Officer


Dated:  June 5, 1998              S / Igal Nissim
                                  ---------------
                                  Igal Nissim
                                  Chief Financial Officer

                           Page 16 of 17 Total Pages