Form 10-Q
period 1998-07-31
COMVERSE TECHNOLOGY INC/NY/
filed 1998-09-11
CIK 803014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

    For the quarterly period ended July 31, 1998

                                       or

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

                                                      [X] Yes    [   ] No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of September 9, 1998 was 44,271,763.


                            Page 1 of 19 Total Pages
                       (Exhibit Index Appears on Page 16)

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.  Financial Statements.

                                                                    Page
                                                                    ----

 1.      Condensed Consolidated Balance Sheets as
         of January 31, 1998 and July 31, 1998                        3

 2.      Condensed Consolidated Statements of Income
         for the Three and Six Month Periods Ended June 30, 1997
         and July 31, 1998                                            4

 3.      Condensed Consolidated Statements of Cash
         Flows for the Six Month Periods Ended
         June 30, 1997 and July 31, 1998                              5

 4.      Notes to Condensed Consolidated Financial
         Statements                                                   6


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.               8

                           Page 2 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS
------
                               JANUARY 31,    JULY 31,
                                  1998*         1998
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents       $180,855     $146,547
  Bank time deposits and
    short-term investments          96,047      394,221
  Accounts receivable, net          79,693      178,765
  Inventories                       63,024       54,965
  Prepaid expenses and
    other current assets            29,515       37,550
                                  --------     --------
TOTAL CURRENT ASSETS               449,134      812,048
PROPERTY AND EQUIPMENT, NET         53,413       52,916
INVESTMENTS                          6,838        9,463
OTHER ASSETS                        18,267       28,438
                                  --------     --------

TOTAL ASSETS                      $527,652     $902,865
                                  ========     ========

----------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                            $125,941  $147,187
 Bank loans                                                         16,600        61
 Advance payments from customers                                    22,680    34,068
 Other current liabilities                                           3,120     3,709
                                                                  --------  --------
TOTAL CURRENT LIABILITIES                                          168,341   185,025
CONVERTIBLE SUBORDINATED DEBENTURES                                115,000   415,000
LIABILITY FOR SEVERANCE PAY                                          4,481     5,002
OTHER LIABILITIES                                                    8,440     4,044
                                                                  --------  --------
TOTAL LIABILITIES                                                  296,262   609,071

STOCKHOLDERS' EQUITY:
 Common Stock, $0.10 par value  authorized 100,000,000 shares,
  issued and outstanding, 43,390,797 and 44,180,019 shares           4,339     4,418
 Additional paid-in capital                                        219,362   232,421
 Retained earnings                                                   6,559    56,595
 Accumulated other comprehensive income                              1,130       360
                                                                  --------  --------
TOTAL STOCKHOLDERS' EQUITY                                         231,390   293,794
                                                                  --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $527,652  $902,865
                                                                  ========  ========


   *The Condensed Consolidated Balance Sheet as of January 31, 1998 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.
 The accompanying notes are an integral part of these financial statements.


                           Page 3 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          SIX MONTHS ENDED            THREE MONTHS ENDED
                                         JUNE 30,   JULY 31,       JUNE 30,        JULY 31,
                                           1997*      1998           1997*           1998

Sales                                    $259,860   $327,885            $133,012   $167,404
Cost of sales                             105,538    133,581              52,911     67,716
                                         --------   --------            --------   --------
Gross margin                              154,322    194,304              80,101     99,688

Operating expenses:
  Research and development, net            45,859     62,586              23,207     31,932
  Selling, general and administrative      62,468     72,162              33,367     36,838
  Royalties and license fees                7,137      7,515               3,546      3,897
                                         --------   --------            --------   --------

  Income from operations                   38,858     52,041              19,981     27,021

  Interest and other income, net            2,693      3,454               1,811      1,835
                                         --------   --------            --------   --------

Income before income tax provision         41,551     55,495              21,792     28,856
Income tax provision                        9,007      5,458               4,742      2,789
                                         --------   --------            --------   --------

Net income                               $ 32,544   $ 50,037            $ 17,050   $ 26,067
                                         ========   ========            ========   ========

Earnings per share:
  Basic                                     $0.78      $1.15               $0.41   $   0.59
                                         ========   ========            ========   ========
  Diluted                                   $0.71      $1.06               $0.37   $   0.55
                                         ========   ========            ========   ========

* Restated for pooling of interests with Boston Technology, Inc.

   The accompanying notes are an integral part of these financial statements.


                           Page 4 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                            JUNE 30,    JULY 31,
                                                              1997*       1998
Cash flows from operating activities:
  Net cash from operations after adjustment
    for non-cash items                                      $ 53,521   $  61,842
  Changes in assets and liabilities:
  Accounts receivable                                        (24,891)    (99,072)
  Inventories                                                 (6,181)      8,059
  Prepaid expenses and other current assets                  (15,281)     (7,349)
  Accounts payable and accrued expenses                       13,035      21,246
  Advance payments from customers                              8,507      11,388
  Liability for severance pay                                    432         521
  Other                                                          535       1,260
                                                            --------   ---------
Net cash provided by (used in) operating activities           29,677      (2,105)

Cash flows from investing activities:
  Maturities and sales (purchase) of bank time deposits
   and investments, net                                      (62,456)   (301,379)
  Purchases of property and equipment                        (19,215)    (11,243)
  Increase in software development costs                      (3,066)     (4,612)
  Other                                                          281           -
                                                            --------   ---------
Net cash used in investing activities                        (84,456)   (317,234)

Cash flows from financing activities:
  Net proceeds from issuance of debentures                         -     292,672
  Net borrowings (payments) of bank loans and other debt       9,871     (20,779)
  Proceeds from issuance of common stock                      13,350      13,138
                                                            --------   ---------
Net cash provided by financing activities                     23,221     285,031

Net decrease in cash and cash equivalents                    (31,558)    (34,308)
Cash acquired in pooling of Enhanced
  Communications Corporation                                   1,658           -
Cash and cash equivalents, beginning of period               210,756     180,855
                                                            --------   ---------
Cash and cash equivalents, end of period                    $180,856   $ 146,547
                                                            ========   =========


* Restated for pooling of interests with Boston Technology, Inc.


   The accompanying notes are an integral part of these financial statements.


                           Page 5 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



         BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the transition period ended January 31, 1998. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and six month periods ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year.

         On January 14, 1998, Comverse Technology, Inc., a New York corporation ("Comverse" and, together with its subsidiaries, the "Company"), consummated a merger (the "Merger") with Boston Technology, Inc., a Delaware corporation ("Boston") in a transaction in which former shareholders of Boston received an aggregate of 18,141,185 shares of Comverse's Common Stock, par value $0.10 per share ("Common Stock"). The Merger has been accounted for as a pooling of interests and, in connection with the Merger, the Company changed its fiscal year from the calendar year to the year ending January 31, coinciding with the fiscal year of Boston. This report presents the financial statements of the Company, at and for the six month and three month periods ended July 31, 1998. The financial information for the 1997 periods combine the financial information of the Company for the three month and six month periods ended June 30, 1997 with the financial information of Boston for the three month and six month periods ended July 31, 1997.


         INVENTORIES. The composition of inventories at January 31, 1998 and July 31, 1998 is as follows:

                             JANUARY 31,  JULY 31,
                                1998        1998
                                (In thousands)

          Raw materials          $29,735   $26,652
          Work in process         20,413    16,190
          Finished goods          12,876    12,123
                                 -------   -------
                                 $63,024   $54,965
                                 =======   =======


          RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the three month and six month periods ended July 31, 1998, reimbursement from funding agencies amounted to $4,670,000 and $9,450,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties."


                           Page 6 of 19 Total Pages

          EARNINGS PER SHARE. For the three month and six month periods ended June 30, 1997 and July 31, 1998, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The assumed conversion of the convertible subordinated debentures was antidilutive for the three month and six month periods ended June 30, 1997 and July 31, 1998. The shares used in the computations are as follows:

                     SIX MONTHS ENDED  THREE MONTHS ENDED
                          JUNE 30,          JULY 31,
                      1997     1998      1997      1998
                                (In thousands)

          Basic      41,618    43,666    41,847    43,842
          Diluted    45,554    47,418    45,762    47,763


          COMPREHENSIVE INCOME.   For the six month and three month periods
ended June 30, 1997 and July 31, 1998, total comprehensive income was $36,434,000 and $21,511,000 and $49,266,000 and $24,614,000, respectively. The elements of comprehensive income include net income, unrealized gains on available for sale securities and foreign currency translation adjustments.

          CONVERTIBLE SUBORDINATED DEBENTURES. During the quarter ended July 31, 1998, the Company issued $300,000,000 aggregate principal amount of its 4-1/2% Convertible Subordinated Debentures due 2005 (the "Debentures"). The Debentures are subordinated in right of payment to all indebtedness of the Company designated as senior indebtedness; are convertible, at the option of the holders, into shares of the Company's Common Stock at a conversion price of $64.50 per share, subject to adjustment in specified circumstances; and are subject to redemption at any time on or after July 10, 2001, in whole or in part, at the option of the Company, at redemption prices (expressed as percentages of the principal amount) of 101.8% if redeemed during the twelve-month period beginning July 10, 2001, 100.9% if redeemed during the twelve-month period beginning July 10, 2002, and 100.0% if redeemed thereafter.


                           Page 7 of 19 Total Pages

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


      RESULTS OF OPERATIONS.

          Sales.  Sales for the six month and three month periods ended July 31,
          -----
1998 increased by approximately $68,025,000 (26%) and $34,392,000 (26%), respectively, from the 1997 periods. The increases are attributable primarily to a higher volume of sales of systems and parts in Europe.

          Cost of Sales.  Cost of sales for the six month and three month
          -------------
periods ended July 31, 1998 increased by approximately $28,043,000 (27%) and $14,805,000 (28%), respectively, from the corresponding periods in 1997. The increases are attributable primarily to increases in sales. Gross margin (expressed as a percentage of sales) for the six month and three month periods ended July 31, 1998 decreased to approximately 59.3% and 59.5%, respectively, from approximately 59.4% and 60.2%, respectively, in the corresponding 1997 periods.

          Research and Development Expenses.  Net research and development
          ---------------------------------
expenses for the six month and three month periods ended July 31, 1998 increased by approximately $16,727,000 (36%) and $8,725,000 (38%), respectively, from the corresponding periods in 1997 due to the overall growth of research and development operations, the initiation of significant new research and development projects, and increases in salaries and other costs associated with research and development operations.

          Selling, General and Administrative Expenses.  Selling, general and
          --------------------------------------------
administrative expenses for the six month and three month periods ended July 31, 1998 increased by approximately $9,694,000 (16%) and $3,471,000 (10%), respectively, from the corresponding periods in 1997. Such increases were the result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

          Royalties and License Fees.  Royalties and license fees for the six
          --------------------------
and three month periods ended July 31, 1998 increased by approximately $378,000 (5%) and $351,000 (10%), respectively, from the corresponding periods in 1997.

          Income Tax Provision. Provision for income taxes for the six and three
          --------------------
month periods ended July 31, 1998 decreased by approximately $3,549,000 (39%) and $1,953,000 (41%), respectively, from the corresponding 1997 periods due to increased sales from lower tax jurisdictions. The Company's overall effective tax rate was approximately 22% in the six and three month periods ended June 30, 1997, respectively, and 10% in the six and three month periods ended July 31, 1998, respectively. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its subsidiaries in Israel.


                           Page 8 of 19 Total Pages

          Net Income.  Net income after taxes for the six month and three month
          ----------
periods ended July 31, 1998 increased by approximately $17,493,000 (54%) and $9,017,000 (53%), respectively, from the 1997 periods, primarily as a result of the factors described above. Net income after taxes as a percentage of sales increased to approximately 15.3% and 15.6%, respectively, in the six and three month periods ended July 31, 1998 from approximately 12.5% and 12.8%, respectively, in the six and three month periods ended June 30, 1997.


          LIQUIDITY AND CAPITAL RESOURCES. At July 31, 1998, the Company had cash and cash equivalents of approximately $146,547,000, bank time deposits and short-term investments of approximately $394,221,000 and working capital of approximately $627,023,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

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

          The Merger involves the integration of two companies that have previously operated independently. The combination of two sizable technology-based companies involves significant complexities, and no assurance can be given that the combined Company will be able to integrate the operations of Boston into the Company without encountering difficulties or experiencing the


                           Page 9 of 19 Total Pages
loss of key Comverse or Boston personnel or that the benefits expected from such integration will be realized. The integration of two companies across geographically dispersed operations can create the risk of disruption in operations of the combined company, and neither company's management has substantial experience in managing such integration or the operations of an entity the size of the combined Company. The Company does not expect to realize cost savings in the near future as a result of the Merger, and no assurance can be given that any savings can be achieved in future periods. Furthermore, there can be no certainty that the Merger will not adversely affect the relationships with key customers, key vendors, or distributors of either company. As a result of its significantly greater concentration on a small number of large telephone company customers, Boston's business has historically been considerably more volatile than that of Comverse, and the operations of the combined Company are likely to be less predictable and subject to greater risks from actions of individual customers than the operations of Comverse in recent years.

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


                           Page 10 of 19 Total Pages

          The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. The delay and uncertainties surrounding the Communications Assistance for Law Enforcement Act ("CALEA") have had a significant negative impact on acquisition plans of law enforcement agencies in North America engaged in monitoring activities. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

          The Company has historically derived a significant portion of its sales and operating profit from contracts for large system installations with major customers. Boston's operating results, in particular, have often been characterized by volatility and lack of predictability, reflecting its traditional customer concentration among major telecommunications services
providers such as the Regional Bell Operating Companies.   The Company continues
to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The Company believes that opportunities for large installations will continue to grow in both its commercial and government markets, and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. Although the Company is actively pursuing a number of significant procurement opportunities in the United States and internationally, both the timing of any eventual procurements and the probability of the Company's receipt of significant contract awards are uncertain. The degree of dependence by the Company on large orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

          The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The


                           Page 11 of 19 Total Pages
increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a growing number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent periods has not been offset by proportional devaluation of the Israeli shekel against the United States dollar, and accordingly has had a negative impact on the Company's overall results of operations. Continuation of such trends may have a material adverse effect on the Company's future results of operations.

     A significant portion of the Company's research and development and manufacturing operations are located in Israel and may be affected by regulatory, political, military and economic conditions in that country. The Company's historical operating results reflect substantial benefits from programs sponsored by the Israeli government for the support of research and development, as well as favorable tax rates available to "Approved Enterprises" in Israel. The Israeli government has indicated its intention to reexamine certain of its policies in these areas. Recently, the government acted to increase, from between 2% and 3% of associated product sales to 3% of associated product revenues (including service and other related revenues), the annual rate of royalties to be applied to repayment of benefits under the conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, a program in which the Company has regularly participated and under which it continues to receive significant benefits through reimbursement of qualified research and development expenditures. The Company's repayment of amounts received under the program will be accelerated through
these higher royalty rates until repayment is completed.   In addition,
permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Company expects to incur additional royalty expenses and/or repayment obligations as a result of the Merger and the location of certain manufacturing and research and development operations pertaining to its TRILOGUE product line at its Boston facilities. The Israeli authorities have also indicated that these research and development funding programs will be significantly further reduced in the future, particularly for larger entities such as the Company. The Israeli government has also shortened the period of the tax moratorium applicable to "Approved Enterprises" from four years to two years. Although this change has not affected the tax status of the Company's projects that were eligible for the moratorium prior to 1997, it applies to the subsequent "Approved Enterprises" of the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate


                           Page 12 of 19 Total Pages
in or take advantage of those programs, the cost to the Company of its operations in Israel would materially increase and there would be an adverse effect on the results of the Company's operations as a whole. To the extent the Company increases its activities outside Israel, which will result from the Merger and possible future acquisitions, such increased activities will not be eligible for programs sponsored by Israel. Most of the Company's research and development and manufacturing operations attributable to Boston are expected to continue to be located in the United States and thus will not be eligible for the benefits of those programs. Accordingly, the effective cost to the Company of its future research and development activities in particular, and its operations in general, could significantly increase relative to that of Comverse, historically.

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

     Prevailing economic conditions in the Far East and Southeast Asia have significantly reduced the demand for the Company's systems in certain countries. The Company cannot currently predict the effect on its business should regional economic conditions fail to improve. Moreover, the Company's future operating results and financial condition will be adversely affected should current economic instability result in more widespread slowdown or recessionary conditions in other major world markets, or in severe trade or currency disruptions.

     The Company has undertaken a comprehensive program to evaluate "Year 2000 compliance" of its products and systems. The Company considers a product to be "Year 2000 compliant" if the product, when used properly and in conformity with the product information provided by the Company, will accurately store, display, process, provide and/or receive data from, into and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Company product properly exchanges date data with the product.

     Although the Company believes that its current products generally either are, or upon the completion of current modification programs will be, Year 2000 compliant, no assurance can be given that its Year 2000 compliance efforts will prove to be fully successful or that unanticipated costs and problems will not be encountered in such efforts. In addition, the Company has determined that older generations of certain of its products are not and cannot, without unreasonable effort and expense, be made Year 2000 compliant. The costs incurred to date


                          Pages 13 of 19 Total Pages
related to the Company's Year 2000 compliance program have not been material. The program is expected to continue through fiscal 1999 and thereafter, but is not anticipated to have a material adverse effect on the Company's business or financial condition.

     The Company anticipates that widespread litigation may be brought in the future against vendors of systems and components of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers typically contain provisions designed to limit generally the Company's liability for customer claims. It is possible, however, that these measures will not provide protection from Year 2000 liability claims, as a result of existing or future laws or unfavorable judicial decisions. Any such claims could result in a material adverse affect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential legal damages.

     The Company has initiated a comprehensive program to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to it and into which the Company's products are integrated. Assessment and remediation are proceeding in tandem, and the Company intends to have its critical internal systems in Year 2000 compliance by the end of the second quarter of 1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources. The costs incurred to date related to these programs have not been material.

     The Company currently expects that the total cost of its Year 2000 readiness programs over the next fiscal year will not exceed an amount in the range of $3,000,000 to $5,000,000. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change as the projects proceed.

     The Company is communicating with its significant suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 concerns, and has received assurances of Year 2000 compliance from a number of those contacted. Most of the suppliers under existing contracts with the Company are under no contractual obligation to provide such information to the Company. While the Company currently expects that the Year 2000 issue will not pose significant operational problems, failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse consequences, including delays in the delivery or sale of products. The Company has under consideration various contingency plans which will be developed as needed to assure continuing operations in the event such problems arise.

     The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology and government contracting businesses, and particularly


                           Page 14 of 19 Total Pages
smaller and medium-sized publicly traded companies such as the Company, tend to exhibit a high degree of volatility. The Company's revenues and earnings may be more volatile than those of Comverse historically as a result of the greater concentration of Boston's business on a limited number of large customers. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications equipment industry in general, and the enhanced services platform industry in particular, which may not have any direct relationship with the Company's business or prospects.


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


                           Page 15 of 19 Total Pages

                                    PART II

                               Other Information
                               -----------------


ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)       Exhibit Index.
          -------------

      Item
      Number    Exhibit                                   Page
      ------    -------                                   ----

        11.     Statement re computation of
                per share earnings.                       18-19

        27.     Financial data schedule             Filed electronically


(b)   Reports on Form 8-K.
      -------------------

      On July 2, 1998, the Company filed a Current Report on Form 8-K reporting the issuance of the Debentures.


                           Page 16 of 19 Total Pages

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMVERSE TECHNOLOGY, INC.


Dated:  September 11,  1998       /s/ Kobi Alexander
                                  ------------------
                                  Kobi Alexander
                                  President, Chairman of the Board
                                  and Chief Executive Officer


Dated:  September 11, 1998        /s/ Igal Nissim
                                  ---------------
                                  Igal Nissim
                                  Chief Financial Officer


                              Page 17 of 19 Pages