Form 10-Q
period 1998-10-31
COMVERSE TECHNOLOGY INC/NY/
filed 1998-12-11
CIK 803014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 1998

                                       or

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

                                                        [X] Yes    [ ] No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of December 3, 1998 was 44,665,601.


                            Page 1 of 19 Total Pages
                       (Exhibit Index Appears on Page 16)

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1. Financial Statements.

                                                              Page
                                                              ----

1.      Condensed Consolidated Balance Sheets as of
        January 31, 1998 and October 31, 1998 (unaudited)      3

2.      Condensed Consolidated Statements of Income
        for the Three and Nine Month Periods Ended
        September 30, 1997 and October 31, 1998 (unaudited)    4

3.      Condensed Consolidated Statements of Cash Flows
        for the Nine Month Periods Ended September 30,
        1997 and October 31, 1998 (unaudited)                  5

4.      Notes to Condensed Consolidated Financial
        Statements (unaudited)                                 6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.         8

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS
------
                                                January 31,   October 31,
                                                  1998*          1998
                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                      $180,855      $188,311
  Bank time deposits and
    short-term investments                         96,047       400,414
    Accounts receivable, net                       79,693       194,208
  Inventories                                      63,024        55,722
  Prepaid expenses and
    other current assets                           29,515        33,003
                                                 --------      --------
Total current assets                              449,134       871,658
Property and equipment, net                        53,413        53,976
Investments                                         6,838         7,259
Other assets                                       18,267        27,963
                                                 --------      --------

Total assets                                     $527,652      $960,856
                                                 ========      ========

--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable and accrued expenses           $125,941      $170,804
 Bank loans                                        16,600            66
 Advance payments from customers                   22,680        35,311
 Other current liabilities                          3,120         3,366
                                                 --------      --------
Total current liabilities                         168,341       209,547
Convertible subordinated debentures               115,000       415,000
Liability for severance pay                         4,481         4,548
Other liabilities                                   8,440         3,838
                                                 --------      --------
Total liabilities                                 296,262       632,933

Stockholders' equity:
 Common Stock, $0.10 par value authorized
  100,000,000 shares, issued and outstanding,
  43,390,797 and 44,304,352 shares                  4,339         4,430
 Additional paid-in capital                       219,362       235,635
 Retained earnings                                  6,559        85,717
 Accumulated other comprehensive income             1,130         2,141
                                                 --------      --------
Total stockholders' equity                        231,390       327,923
                                                 --------      --------
Total liabilities and stockholders' equity       $527,652      $960,856
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


                           Page 3 of 19 Total Pages

                  COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            Nine months ended                Three months ended
                                              SEPTEMBER 30,     OCTOBER 31,     SEPTEMBER 30,     OCTOBER 31,
                                                  1997*            1998             1997*            1998

Sales                                                $400,187      $505,992            $140,327      $178,107
Cost of sales                                         160,784       204,530              55,246        70,949
                                                     --------      --------            --------      --------
Gross margin                                          239,403       301,462              85,081       107,158

Operating expenses:
     Research and development, net                     73,047        96,812              27,188        34,226
     Selling, general and administrative               95,011       110,806              32,543        38,644
     Royalties and license fees                        10,394        11,890               3,257         4,375
                                                     --------      --------            --------      --------

     Income from operations                            60,951        81,954              22,093        29,913

     Interest and other income, net                     4,022         5,717               1,329         2,263
                                                     --------      --------            --------      --------

Income before income tax provision                     64,973        87,671              23,422        32,176
Income tax provision                                   14,183         8,513               5,176         3,055
                                                     --------      --------            --------      --------

Net income                                           $ 50,790      $ 79,158            $ 18,246      $ 29,121
                                                     ========      ========            ========      ========

Earnings per share:
     Basic                                              $1.20         $1.80               $0.43      $   0.66
                                                     ========      ========            ========      ========
     Diluted                                            $1.11         $1.67               $0.39      $   0.62
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

                           Page 4 of 19 Total Pages

                  COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                 Nine months ended
                                                            September 30,   October 31,
                                                                1997*           1998
Cash flows from operating activities:
  Net cash from operations after adjustment
    for non-cash items                                           $ 79,957     $  98,741
  Changes in assets and liabilities:
  Accounts receivable                                             (57,413)     (114,515)
  Inventories                                                     (11,383)        7,302
  Prepaid expenses and other current assets                       (12,472)       (3,237)
  Accounts payable and accrued expenses                             5,880        44,863
  Advance payments from customers                                   8,177        12,631
  Liability for severance pay                                         818            67
  Other                                                             4,932         1,967
                                                                 --------     ---------
Net cash provided by operating activities                          18,496        47,819

Cash flows from investing activities:
  Maturities and purchase of bank time deposits
   and investments, net                                           (63,342)     (303,637)
  Purchases of property and equipment                             (27,698)      (17,112)
  Increase in software development costs                           (4,574)       (6,676)
  Other                                                               275             -
                                                                 --------     ---------
Net cash used in investing activities                             (95,339)     (327,425)

Cash flows from financing activities:
  Net proceeds from issuance of debentures                              -       292,672
  Net borrowings (payments) of bank loans and other debt           14,154       (21,974)
  Proceeds from issuance of common stock                           15,283        16,364
                                                                 --------     ---------
Net cash provided by financing activities                          29,437       287,062

Net (decrease) increase in cash and cash equivalents              (47,406)        7,456
Cash acquired in pooling of Enhanced
  Communications Corporation                                        1,658             -
Cash and cash equivalents, beginning of period                    210,756       180,855
                                                                 --------     ---------
Cash and cash equivalents, end of period                         $165,008     $ 188,311
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


                           Page 5 of 19 Total Pages

                  COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



         BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the transition period ended January 31, 1998. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and nine month periods ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.

         On January 14, 1998, Comverse Technology, Inc., a New York corporation ("Comverse" and, together with its subsidiaries, the "Company"), consummated a merger (the "Merger") with Boston Technology, Inc., a Delaware corporation ("Boston") in a transaction in which former shareholders of Boston received an aggregate of 18,141,185 shares of Comverse's Common Stock, par value $0.10 per share ("Common Stock"). The Merger has been accounted for as a pooling of interests and, in connection with the Merger, the Company changed its fiscal year from the calendar year to the year ending January 31, coinciding with the fiscal year of Boston. This report presents the financial statements of the Company, at and for the nine month and three month periods ended October 31, 1998. The financial information for the 1997 periods combine the financial information of the Company for the three month and nine month periods ended September 30, 1997 with the financial information of Boston for the three month and nine month periods ended October 31, 1997.


         INVENTORIES. The composition of inventories at January 31, 1998 and October 31, 1998 is as follows:

                   JANUARY 31,  OCTOBER 31,
                      1998         1998
 (In thousands)

Raw materials          $29,735      $29,192
Work in process         20,413       16,619
Finished goods          12,876        9,911
                       -------      -------
                       $63,024      $55,722
                       =======      =======


          RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the three month and nine month periods ended October 31, 1998, reimbursement from funding agencies amounted to $3,703,000 and $13,153,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties."

                           Page 6 of 19 Total Pages

          EARNINGS PER SHARE. For the three month and nine month periods ended September 30, 1997 and October 31, 1998, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The assumed conversion of the convertible subordinated debentures was antidilutive for the three month and nine month periods ended September 30, 1997 and October 31, 1998. The shares used in the computations are as follows:

                     NINE MONTHS ENDED  THREE MONTHS ENDED
                        OCTOBER 31,        OCTOBER 31,
                       1997     1998      1997      1998
                                (In thousands)

          Basic        42,241   43,867    42,856    44,259
          Diluted      45,630   47,327    46,557    47,113


          COMPREHENSIVE INCOME.   Total comprehensive income was $80,169,000 and
$30,902,000, respectively, for the nine month and three month periods ended October 31, 1998, and $52,376,000 and $20,229,000, respectively, for the corresponding 1997 periods. The elements of comprehensive income include net income, unrealized gains on available for sale securities and foreign currency translation adjustments.


          CONVERTIBLE SUBORDINATED DEBENTURES. On June 30, 1998, the Company issued $300,000,000 aggregate principal amount of its 4-1/2% Convertible Subordinated Debentures due 2005 (the "Debentures"). The Debentures are subordinated in right of payment to all indebtedness of the Company designated as senior indebtedness; are convertible, at the option of the holders, into shares of the Company's Common Stock at a conversion price of $64.50 per share, subject to adjustment in specified circumstances; and are subject to redemption at any time on or after July 10, 2001, in whole or in part, at the option of the Company, at redemption prices (expressed as percentages of the principal amount) of 101.8% if redeemed during the twelve-month period beginning July 10, 2001, 100.9% if redeemed during the twelve-month period beginning July 10, 2002, and 100.0% if redeemed thereafter.

                           Page 7 of 19 Total Pages

          ITEM 2.  Management's Discussion and Analysis of
                              Financial Condition and Results of Operations.


          RESULTS OF OPERATIONS.

          Sales.  Sales for the nine month and three month periods ended October
          -----
31, 1998 increased by approximately $105,805,000 (26%) and $37,780,000 (27%), respectively, from the 1997 periods. The increases are attributable primarily to a higher volume of sales of systems and parts.

          Cost of Sales.  Cost of sales for the nine month and three month
          -------------
periods ended October 31, 1998 increased by approximately $43,746,000 (27%) and $15,703,000 (28%), respectively, from the corresponding periods in 1997. The increases are attributable primarily to increases in sales. Gross margin (expressed as a percentage of sales) for the nine month and three month periods ended October 31, 1998 decreased to approximately 59.6% and 60.2%, respectively, from approximately 59.8% and 60.6%, respectively, in the corresponding 1997 periods.

          Research and Development Expenses.  Net research and development
          ---------------------------------
expenses for the nine month and three month periods ended October 31, 1998 increased by approximately $23,765,000 (33%) and $7,038,000 (26%), respectively, from the corresponding periods in 1997 due to the overall growth of research and development operations, the initiation of significant new research and development projects, and increases in salaries and other costs associated with research and development operations.

          Selling, General and Administrative Expenses.  Selling, general and
          --------------------------------------------
administrative expenses for the nine month and three month periods ended October 31, 1998 increased by approximately $15,795,000 (17%) and $6,101,000 (19%), respectively, from the corresponding periods in 1997. Such increases were the result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

          Royalties and License Fees.  Royalties and license fees for the nine
          --------------------------
and three month periods ended October 31, 1998 increased by approximately $1,496,000 (14%) and $1,118,000 (34%), respectively, from the corresponding periods in 1997.

          Income Tax Provision. Provision for income taxes for the nine and
          --------------------
three month periods ended October 31, 1998 decreased by approximately $5,670,000 (40%) and $2,121,000 (41%), respectively, from the corresponding 1997 periods due to increased sales from lower tax jurisdictions. The Company's overall effective tax rate was approximately 22% in the nine and three month periods ended September 30, 1997, and 10% and 9%, respectively, in the nine and three month periods ended October 31, 1998. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of one of its subsidiaries in Israel.


                           Page 8 of 19 Total Pages

          Net Income.  Net income after taxes for the nine month and three month
          ----------
periods ended October 31, 1998 increased by approximately $28,368,000 (56%) and $10,875,000 (60%), respectively, from the 1997 periods, primarily as a result of the factors described above. Net income after taxes as a percentage of sales increased to approximately 15.6% and 16.4%, respectively, in the nine and three month periods ended October 31, 1998 from approximately 12.7% and 13.0%, respectively, in the nine and three month periods ended September 30, 1997.


          LIQUIDITY AND CAPITAL RESOURCES. At October 31, 1998, the Company had cash and cash equivalents of approximately $188,311,000, bank time deposits and short-term investments of approximately $400,414,000 and working capital of approximately $662,111,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

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


          Certain Trends and Uncertainties.     The Company has benefited from
the growth in its business and capital base over the past several years to make significant new investment in its operations and infrastructure intended to enhance its opportunities for future growth and profitability. The Company's results of operations reflect the significant increase in its investment in operations in recent years. The Company intends to continue to make significant investments in the growth of its business, and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets, technology changes and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for each of its main product lines, and that continued strong investment in its technical, product development, marketing and sales capabilities will enhance its opportunities for long term growth and profitability.

          The Merger involves the integration of two companies that have previously operated independently. The combination of two sizable technology-based companies involves significant

                           Pages 9 of 19 Total Pages
complexities, and no assurance can be given that the combined Company will be able to integrate the operations of Boston into the Company without encountering difficulties or experiencing the loss of key Comverse or Boston personnel or that the benefits expected from such integration will be realized. The integration of two companies across geographically dispersed operations can create the risk of disruption in operations of the combined company, and neither company's management has substantial experience in managing such integration or the operations of an entity the size of the combined Company. The Company does not expect to realize cost savings in the near future as a result of the Merger, and no assurance can be given that any savings can be achieved in future periods. As a result of its significantly greater concentration on a small number of large telephone company customers, Boston's business has historically been considerably more volatile than that of Comverse, and the operations of the combined Company are likely to be less predictable and subject to greater risks from actions of individual customers than the operations of Comverse in recent years.

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

          The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The

                           Page 11 of 19 Total Pages
increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a growing number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent years has not always been offset by proportional devaluation of the Israeli shekel against the United States dollar, and accordingly has had a negative impact on the Company's overall results of operations. Continuation of such trends may have a material adverse effect on the Company's future results of operations.

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

     Although the Company believes that its current products generally either are, or upon the completion of current modification programs will be, Year 2000 compliant, no assurance can be given that its Year 2000 compliance efforts will prove to be fully successful or that unanticipated costs and problems will not be encountered in such efforts. In addition, the Company has determined that older generations of certain of its products are not and cannot, without unreasonable effort and expense, be made Year 2000 compliant. The costs incurred to date

                           Page 13 of 19 Total Pages
related to the Company's Year 2000 compliance program have not been material. The program is expected to continue through fiscal 1999 and thereafter, but is not anticipated to have a material adverse effect on the Company's business or financial condition.

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

     The Company has initiated a comprehensive program to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to it and into which the Company's products are integrated. Assessment and remediation are proceeding in tandem, and the Company intends to have its critical internal systems in Year 2000 compliance by the end of the third quarter of 1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources. The costs incurred to date related to these programs have not been material.

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

     The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology and government contracting businesses, and particularly

                          Pages 14 of 19 Total Pages
smaller and medium-sized publicly traded companies such as the Company, tend to exhibit a high degree of volatility. The Company's revenues and earnings may be more volatile than those of Comverse historically as a result of the greater concentration of Boston's business on a limited number of large customers. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications equipment industry in general, and the enhanced services platform industry in particular, which may not have any direct relationship with the Company's business or prospects.


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


                           Page 15 of 19 Total Pages

                                    PART II

                               Other Information
                               -----------------


ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)      Exhibit Index.
         -------------

      Item
      Number    Exhibit                                    Page
      ------    --------                                   ----

        11.     Statement re computation of
                per share earnings.                       18 - 19

        27.     Financial data schedule               Filed electronically

(b)   Reports on Form 8-K.
      -------------------

      None.


                           Page 16 of 19 Total Pages

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMVERSE TECHNOLOGY, INC.


Dated:  December 8,  1998         S / Kobi Alexander
                                  ------------------
                                  Kobi Alexander
                                  President, Chairman of the Board
                                  and Chief Executive Officer


Dated:  December 8,  1998         S / Igal Nissim
                                  ---------------
                                  Igal Nissim
                                  Chief Financial Officer


                           Page 17 of 19 Total Pages