Form 10-K405
period 1999-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 1999-04-26
CIK 803014

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       for the Year ended January 31, 1999


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


        The aggregate market value of the voting stock held by non-affiliates of the registrant on April 22, 1999 was approximately $4,390,000,000. The closing price of the registrant's common stock on the NASDAQ National Market System on April 22, 1999 was $63.25 per share.

       There were 69,730,005 shares of the registrant's common stock outstanding on April 22, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

        The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information statement distributed in connection with the 1999 Annual Meeting of Shareholders of the registrant or in an amendment to this report on Form 10K/A.








                          ----------------------------



         TRILOGUE and Access NP are registered trademarks and TRILOGUE INfinity, AUDIODISK, ULTRA, and SignalWare are trademarks of the Company.

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

         Comverse Technology, Inc. ("Comverse" and, together with its subsidiaries, the "Company") designs, develops, manufactures, markets and supports computer and telecommunications systems and software for multimedia communications and information processing applications. The Company's products are used in a broad range of applications by fixed and wireless telephone network operators, government agencies, call centers, financial institutions and other public and commercial organizations worldwide.

         The Company's line of enhanced services platform ("ESP") products enable telecommunications network operators to offer a variety of revenue-generating services that are accessible to large numbers of simultaneous users, including a broad range of integrated messaging, information distribution and personal assistant services, such as call answering, voice mail, fax mail, unified messaging (voice, fax and e-mail in a single mailbox), pre-paid services, wireless data and Internet-based services such as Internet messaging, short text messaging, and audiotext. The Company's principal market for ESP systems consists of organizations that use the systems to provide services to the public, often on a subscription or pay-per-usage basis, and includes both fixed and wireless telephone network operators and other telecommunications services organizations.

         The Company markets its ESP systems throughout the world, with its own direct sales force and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. The Company is the market-share leader in providing large capacity ESP systems for wireless and wireline telecommunications network operators. More than 290 fixed and wireless telephone network operators in more than 75 countries, including 13 of the 20 largest telephone companies in the world, have selected the Company's platforms to provide enhanced telecommunications services to their public customers. Major network operators using the Company's ESP systems include, among others, AT&T
(USA), Bell Atlantic (USA), BellSouth (USA), Cable & Wireless (UK), DDI (Japan), Deutsche Telekom (Germany), Hongkong Telecom (Hong Kong), Mannesmann D2 (Germany), NTT (Japan), SBC Communications (USA), SFR (France), Sprint PCS
(USA), Telecom Italia (Italy), Telmex (Mexico) and Telstra (Australia).

         The Company also manufactures multiple channel, multimedia digital monitoring systems, which support the monitoring, recording, surveillance, and information gathering and analysis activities of law enforcement and intelligence agencies, and digital recording systems which support the voice, fax and data recording and analysis activities of call centers and a variety of other commercial and governmental organizations. The Company's monitoring systems enable many simultaneous users to monitor, record and process voice, image (facsimile) and data communications from multiple channels in a variety of analog and digital formats, provide facilities for archiving large volumes of recorded information and allow the use of computer database processing techniques for analysis, management and retrieval operations. The systems have been sold to law enforcement, military and intelligence agencies that monitor and record communication channels for a variety of purposes, such as surveillance in support of police actions and the collection and processing of information for intelligence analysis. Customers such as inbound and outbound call centers, emergency service (e.g., "911") providers, correctional facilities, public health and safety organizations and financial institutions use the Company's call recording systems to record and process large volumes of audio, image and data communications. Traditionally, analog tape recorders, alone or coupled with a variety of special purpose devices, have been used for these applications. The worldwide growth in telecommunications traffic in general and digital communications in particular, and the increasing use of a variety of digital transmission formats in telecommunications networks, have created a need for user organizations to modernize their monitoring, recording and processing capabilities. The Company's systems provide a number of advantages over analog, tape recorder-based equipment, including improvements in capacity, reliability, accuracy, processing efficiency and archiving and retrieval capabilities. Most importantly, the systems enable users to adapt efficiently to the emergence of new telecommunications technologies, such as digital transmission and enhanced signaling systems, for which analog, tape recorder-based equipment was not designed. These products have been sold to end-users in more than 30 countries.

         The Company markets a variety of proprietary telecommunications software products, including products that are integrated with its systems and products that work in combination with other systems to support intelligent network ("IN") and advanced intelligent network ("AIN") applications, such as 800 number translation, Internet routing, short text messaging, local number portability, cellular roaming and emergency "911" services, as well as "interactive voice response" based enhanced services, such as virtual private network, network announcement, customer service/customer care, operator-free collect calling, call forwarding and directory services. Telecommunications software customers of the Company include, among others, Alcatel USA, British Telecom, Compaq, Ericsson, Level 3, Lucent, MCI, Nokia, Qualcomm, Siemens and Sun Microsystems.

         Through subsidiaries and affiliates, the Company is also involved in the development of technologies and products incorporating video compression and networking, the design and development of systems for telephone answering service bureaus, the operation of telemessaging service bureaus and capital market activities for its own account.

         Throughout this document, references are made to technologies, features, capabilities, capacities and specifications in conjunction with the Company's products and technological resources. Such references do not necessarily apply to all product lines, models and system configurations.

         The Company was incorporated in the State of New York in October 1984. Its principal executive offices are located at 170 Crossways Park Drive, Woodbury, New York 11797, where its telephone number is (516) 677-7200.

THE COMPANY'S PRODUCTS

ENHANCED SERVICES PLATFORMS ("ESPS")

         The market for network-based ESP systems has grown rapidly over the past several years. The Company believes that a number of factors have contributed to this growth, including the heightened emphasis among wireless and wireline telecommunications network operators on offering new services for revenue-generation and competitive differentiation, the increasing public awareness and acceptance of multimedia messaging services, the expanding availability from the major telephone companies of call answering services, and the growing use of wireless telephone services, which almost universally offer a mailbox-based call answering service.

         The Company's primary focus has been on supplying large-capacity ESP systems, which are marketed under the names Access NP and TRILOGUE INfinity, to fixed and wireless telecommunications network operators. These organizations benefit from the ability to offer their customers, often on a subscription or pay-per-call basis, a variety of revenue-generating services provided by the Company's systems, such as automated call answering, voice and fax messaging, unified messaging, pre-paid services, wireless data and Internet-based services such as Internet messaging, short text messaging, audiotext, voice activated dialing, call screening, personal number service, one-touch call return, automated personal assistant services and "virtual telephone" service. With call answering and voice and fax messaging, telephone operating companies benefit not only from service subscription fees, but also from traffic revenue generated by the increase in billable completed calls. In addition, these services improve overall network efficiency by reducing congestion from repeated unbillable busy/no-answer calls. Wireless telephone service operators are almost universally adding voice mailboxes to their service offerings, and often as part of their basic service package, not only because of these benefits, but also because wireless messaging services directly increase billable airtime by stimulating outbound calls.

         The Company's ESP systems have been designed and packaged to meet the capacity, reliability, scalability, maintainability and physical requirements of large telephone network operators. The systems are offered in a variety of sizes and configurations, extending to a single-system capacity of up to 6,000 ports and 1,000,000 mailboxes, and can be clustered for larger capacity installations. The systems also offer redundancy of critical components, so that no single failure will interrupt the service. The Company's platforms are available in both centralized and widely distributed configurations, and maintain their integrity as a single system in distributed configurations. The Company's distributed architecture incorporates Voice Over Internet Protocol ("VoIP") and Wide Area Networking ("WAN") technologies to reduce the cost of long distance message transmissions, message retrievals, voice signature transmissions, and pre-paid service database inquiries. This architecture utilizes lower cost Packet Switched networks, such as the Internet, rather than more costly, traditional circuit switched methods, to reduce the network operators' cost of operation.

         The Company's systems also incorporate components that are compatible with the IN and AIN protocols for Intelligent Peripherals ("IP"), permitting the Company's network operator customers to develop and deploy services based on the overall IN/AIN architecture. In addition, when the system is configured as a Service Node ("SN"), it enables customers to offer next-generation IN/AIN-based services such as personal number, call screening/caller introduction, one-touch call return and pre-paid. The incorporation of IN and AIN-related software also allows a customer, which has not yet implemented intelligent network infrastructure, to purchase an ESP system from the Company with the confidence that it contains a built-in migration path to IN/AIN standards, should the network operator decide to implement IN/AIN infrastructure in the future.

             The Company's platforms incorporate proprietary and third-party software, and industry standard and proprietary hardware, in an open, standards-based system architecture. Most hardware is based on Industry Standard Architecture ("ISA"), which facilitates the integration of commercially available ISA technologies with the Company's core proprietary technologies. The systems support a wide variety of digital telephony interfaces and signaling systems, enabling them to adapt to a variety of different telephony environments and IN/AIN applications, and provide a "universal port" -- a single port that supports any combination of voice and fax services at any time during a single call. The Company has also introduced Internet messaging capabilities, enabling end-users to access their voice, fax and e-mail text messages from anywhere in the world via the World Wide Web.


MONITORING AND RECORDING SYSTEMS

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

         The AUDIODISK product design is based on open system architecture and client/server concepts, and supports a broad range of multimedia monitoring capabilities. AUDIODISK capabilities include the recording, processing and retrieval of analog audio signals, such as telephone and radio channels; analog facsimile and modem communications; digital audio and data signals, including ISDN, T1 and, E1; and telephony signaling, including Pulse Dialing, DTMF, Calling Line Identification and Call Progress Tones (such as busy, no-answer and ringback). AUDIODISK systems interface with most central office telephone switches for legal monitoring applications. AUDIODISK systems simultaneously process incoming signals over multiple channels, apply digital signal processing technologies and use magnetic and optical disks for temporary and long-term digital storage. Digital signal processing technologies that are employed by AUDIODISK to enhance monitoring applications include, among others, signal compression, automatic signal identification, automatic signal interpretation and noise cancellation. Magnetic and optical disks permit virtually instantaneous retrieval and sharing of stored information among many users. The systems also enable users to transmit multimedia information among multiple sites over communication links. AUDIODISK is designed to support various communications links, including T1, E1, ISDN, Dial-up telephone lines (over modems), satellite links and TCP/IP over Ethernet (with routers). AUDIODISK systems also provide a facility for archiving large volumes of recorded information on rewritable optical disks. This archive function allows a single recording session, groups of sessions, a single recording channel, selected channels or all channels to be stored on the same disk. The archive disk records all the signals on a particular channel and automatically associates the signal-related information ("SRI") as well as the date and time with the recorded information. For larger AUDIODISK systems, automatic disk library systems, referred to as "jukeboxes", provide very large amounts of on-line storage. The product employs a database management system to provide a central facility for access to all stored information. This feature allows any operator to use computer database query techniques to retrieve the audio and SRI data quickly and efficiently.

         The Company offers AUDIODISK systems in a range of configurations, which share substantially the same hardware, software and user interface. The AUDIODISK systems' multimedia server can be configured in a variety of models to support a range of applications, including large, fixed-site audio monitoring platforms. Moreover, several AUDIODISK multimedia servers may be networked for increased capacity or to satisfy redundancy requirements. Storage configurations include magnetic disks, optical drives and optical jukebox devices. Removable optical cartridges are used for archiving, with each cartridge capable of storing up to 180 compressed audio hours. Multiple jukebox configurations provide automated management of optical media, with virtually unlimited audio and fax storage capacity available for rapid automated retrieval.

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


TELECOMMUNICATIONS SOFTWARE PRODUCTS

         The Company's telecommunications software products are marketed through its DGM&S Telecom ("DGM&S") and Amarex Technology ("Amarex") subsidiaries. DGM&S provides Signalling System Number 7 ("SS7") telecommunications software marketed under the name SignalWare. DGM&S's SignalWare products support IN/AIN applications for voice, data and mobility communications services such as 800 number translation, Internet routing, local number portability and cellular roaming. DGM&S's products enable global connectivity, inter-platform portability, client/server flexibility and clustering reliability. The products provide the global standards and national variants needed to communicate between the disparate signaling protocols worldwide, and enable operators to use either a UNIX or Windows NT platform. Amarex, acquired by Comverse on February 26, 1999, develops software-based intelligent peripherals and service nodes for telecommunications network operators, which enable a wide range of interactive voice response-based services. Amarex also develops software for call center-based customer service applications. The Company licenses its telecommunications software products to leading services providers and manufacturers of telecommunications infrastructure equipment worldwide, including, among others, Alcatel USA, British Telecom, Compaq, Ericsson, Level 3, Lucent, MCI, Nokia, Qualcomm, Siemens and Sun Microsystems.


MARKETS, SALES AND MARKETING

         The Company's ESP systems are marketed by the Company throughout the world, with its own direct sales force as well as local distributors, and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. The Company is a market share leader in providing large capacity messaging systems for telephone network operators around the world.

         More than 290 fixed and wireless telephone network operators in more than 75 countries, including 13 of the 20 largest telephone companies in the world, have selected the Company's platforms to provide enhanced telecommunications services to their public customers. Major network operators using the Company's ESP systems include, among others, AT&T (USA), Bell Atlantic
(USA), BellSouth (USA), Cable & Wireless (UK), DDI (Japan), Deutsche Telekom (Germany), Hongkong Telecom (Hong Kong), Mannesmann D2 (Germany), NTT (Japan), SBC Communications (USA), SFR (France), Sprint PCS (USA), Telecom Italia (Italy), Telmex (Mexico) and Telstra (Australia).

         The Company provides its customers with programs of marketing consultation, seminars and materials designed to assist them in marketing enhanced telecommunications services, and also undertakes to play an ongoing supporting role in their business and market planning processes.

         The Company's AUDIODISK and ULTRA systems are marketed by the Company worldwide through its direct sales force and, where appropriate, through agents, distributors and system integrators. The Company sells AUDIODISK systems primarily to the law enforcement, military and intelligence markets. Primary target markets for the ULTRA Series include call centers, public safety and emergency services organizations and financial institutions.


TECHNOLOGIES

         The Company's research and development efforts focus particularly on the design of very large, high throughput systems, digital signal processing technologies for voice, image and data communications, development of various network and OMAP interfaces, and application development. The Company's products use advanced technologies in the areas of digital signal processing, Voice Over Internet Protocol, facsimile protocols, telephony interfaces, mass storage, digital networking, multi-processor computer architecture and real-time software design. The Company also possesses considerable technology and expertise in the development of software products, solutions and applications within the IN and AIN environment.

         The Company's products are based upon flexible system architectures specifically designed to handle multiple channel, multimedia communication and processing applications. Multimedia processing computers require a much higher throughput than conventional data processing systems, especially when a large number of channels have to be processed simultaneously. The Company's products employ open system, modular architectures, which use distributed processors, rather than one large central processor, as well as multiple storage devices and digital networking. The product design is intended to be readily adaptable to the usage and capacity requirements of the individual end-user. The product architectures also allow the Company to add enhancements and new technologies to its systems without rendering existing products obsolete. The Company's distributed architecture incorporates VoIP and WAN technologies to reduce the cost of long distance message transmissions, message retrievals, voice signature transmissions, and pre-paid service database inquiries. This architecture utilizes lower cost Packet Switched networks rather than more costly, traditional circuit switched methods, to reduce the network operators' cost of operation.

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

         The Company has developed interfaces for its products to most telephony environments used around the world, including digital interfaces, such as T1, E1 and ISDN, and SS7 interfaces designed to encompass both basic network connectivity and the IN/AIN capabilities of Intelligent Peripherals and Service Nodes. The Company has also developed Internet Protocols, including VPIM, POP3, HTTP and HTML. The Company has implemented facsimile communication and intercept protocols for Group 3 facsimile. Certain of the Company's products incorporate local area network and wide area network technologies used for the transfer of digitized voice, fax and modem information, as well as for the transfer of data among various network elements.

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


RESEARCH AND DEVELOPMENT

         Because of the continuing technological changes that characterize the telecommunications and computer industries, the Company's success will depend, to a considerable extent, upon its ability to continue to develop competitive products through its research and development efforts. The Company currently employs more than 1,350 scientists, engineers and technicians in its research and development efforts, with broad experience in the areas of digital signal processing, computer architecture, facsimile protocols, telephony, digital networking, multi-processing, mass storage, and real-time software design.

         A portion of the Company's research and development operations benefit from financial incentives provided by government instrumentalities to promote research and development activities, including its research and development activities situated in Israel. The cost of such efforts is affected by the continued availability of funding under such programs. During the past fiscal year, the Company's research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel, under which reimbursement of a portion of the Company's research and development expenditures will be made subject to final approval of project budgets. The percentage of the Company's total research and development expenditures reimbursed under these programs has declined in recent years, and will continue to decline with the growth in the Company's overall operations, the increasing amount of research and development conducted by the Company at locations other than those in which reimbursement programs are available to it and general reductions in program budgets. The Company pays royalties on its sales of certain products developed in part with funding supplied under such programs. Permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. See "Business--Licenses and Royalties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


PATENTS AND INTELLECTUAL PROPERTY RIGHTS

         The Company currently holds a total of 18 United States patents and a number of foreign patents. While the Company files patent applications periodically, no assurance can be given that patents will be issued on the basis of such applications or that, if patents are issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide significant benefits to the Company.

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

LICENSES AND ROYALTIES

         The Company licenses certain technology, know-how and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements entered into in connection with research and development financing. The Company believes that its rights under such licenses and other agreements are sufficient for the manufacturing and marketing of its products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how. The Company currently pays royalties on most of its product sales. The royalties vary in amount based upon the revenues attributable to the various components of such products.

INTERNATIONAL SALES

         The Company sells a significant amount of its products outside of North America. International sales and marketing efforts may be adversely affected by a number of factors, including the need for system customization and special integrations, government approvals and export licenses; instability in international trading relations; currency fluctuations; and additional costs of marketing, service and support due to lack of proximity with the end-users. In certain cases, the Company's contracts are denominated in local currencies, and as such, the Company may be adversely affected by fluctuations in those currencies. International sales of certain systems manufactured by the Company also are subject to a variety of legal restrictions governing the export of such products.

         The Company believes that prevailing economic conditions in the Far East and Southeast Asia have reduced the demand for its systems in certain countries. The Company cannot currently predict the effect on its business should regional economic conditions fail to improve.

         For additional information regarding foreign operations, see Note 19 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties" appearing elsewhere in this report.


BACKLOG

         At January 31, 1999, the backlog of the Company amounted to approximately $164,144,000. Substantially all of the current backlog is expected to be delivered within the next 12 months.


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

         The Company provides technical assistance from several locations around the world. Technical support is available for the Company's customers 24 hours-a-day, seven days-a-week.


COMPETITION

         The Company faces strong competition in the markets for all of its products. The market for ESP systems is highly competitive, and includes numerous products offering a broad range of features and capacities. The primary direct competitors are manufacturers of stand-alone voice mail systems, including, among others, Brite Voice Systems, Inc., Centigram Communications Corporation, Glenayre Electronics, Inc., the Octel Messaging division of Lucent Technologies, Inc., Tecnomen Oy, Unisys Corporation, and manufacturers of central office telecommunications equipment, including Telefonaktiebolaget LM Ericsson. In certain applications, such as prepaid telephone service and short text messaging, the Company faces additional competition from switch vendors and other suppliers of telecommunications equipment, such as Logica, CMG and Sema. Competitors of the Company that manufacture other telecommunications equipment may derive a competitive advantage in selling voice processing and message management systems to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers.

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

         The Company believes that competition in the sale of ESP systems is based on a number of factors, the most important of which are product features and functionality, system capacity and reliability, marketing and distribution capability and price. Other important competitive factors include service and support and the capability to integrate systems with a variety of central office and cellular switches and other communications systems. The Company believes that the range of features provided by, and the ease of use of, its systems compare favorably with other platforms currently being marketed, and that its

ESP systems are the leading systems designed specifically for telephone network operators. The Company anticipates that a number of its direct and indirect competitors will be introducing new or improved ESP systems during the next several years.

         The Company is aware of a relatively small number of manufacturers of products that compete with the AUDIODISK product line at the present time. Manufacturers of products that have been offered in competition with the AUDIODISK system include Applied Signal Technology, Inc., Atis Uher, the E-Systems division of Raytheon Corporation, GTE Government Systems Division, Harris Corporation, JSI Corporation and Nice Systems, Ltd. Competition also has been provided by manufacturers and integrators of custom designed computer and telecommunications systems in response to particular government procurements in specific markets where they have entrenched customer relationships. The Company believes that it derives a competitive advantage over many potential competitors of its AUDIODISK product line by reason of its ability to offer prospective customers a family of products that can provide a solution to most customer requirements without extensive special development effort. The government market in general is highly competitive and difficult to penetrate, and the Company may be at a competitive disadvantage in respect of certain customers and market segments as a result of its small size in relation to other potential vendors and the existence of entrenched customer relationships with other vendors. The market in which ULTRA products are sold is also highly competitive. Primary competitors include Atis Assmann GmbH, Dictaphone Corporation, Eyretel Ltd., Kreutler GmbH, Nice Systems, Ltd., Racal Recorders Ltd., TEAC America, Inc., Teknekron Infoswitch Corporation and Witness Systems, Inc.

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


CAPITAL MARKET ACTIVITIES

         The Company has organized a wholly-owned subsidiary, CTI Capital Corp. ("CTI Capital"), that directly and through a wholly-owned subsidiary in Israel, Comverse Investments Ltd., seeks to identify and implement suitable investments for the Company, and engages in portfolio investment and capital market activities, primarily in Israel. Such activities include, in addition to direct investment in public and private companies, investment and merchant banking activities and short-term trading of debt and equity securities. Through ComSor Investment Fund N.V., formed by CTI Capital in partnership with Quantum Industrial Holdings Ltd., an investment company managed by Soros Fund Management LLC., the Company invests venture capital in high technology firms, primarily located in Israel, and engages in other investment activities. Comverse also engages in direct strategic and capital management investment activities for its own account.


OPERATIONS IN ISRAEL

         A substantial portion of the Company's research and development and manufacturing operations are located in Israel and, accordingly, may be affected by economic, political and military conditions in that country. To date, the Company's operations have not been materially affected by armed conflict in the Middle East, but no assurances can be given that escalation of hostilities in the future might not have a significant negative impact on the Company's business.

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

         Israel's economy has from time to time been subject to significant inflation. This inflation, and the associated increases in salaries that are linked by Israeli law to increases in the consumer price index, have increased the cost of the Company's operations in Israel, and salary costs have further increased as a result of the growing competition for qualified scientific, engineering and technical personnel in Israel. The increases in costs in recent periods have not, in each instance, been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, and accordingly have had a negative impact on the Company's overall results of operations.

         The results of operations of the Company have been favorably affected by participation in Israeli Government programs related to research and development, as well as utilization of certain tax incentives and other incentives available under applicable Israeli laws and regulations, some of which have been reduced, discontinued or otherwise modified in recent years. In addition, the Company's ability to obtain benefits under various discretionary funding programs has declined and may continue to decline as its internal financial and operational resources increase relative to other applicants. The results of operations of the Company could be adversely affected if these programs were further reduced or eliminated and not replaced with equivalent programs or if its ability to participate in these programs were to be reduced significantly.

EMPLOYEES

         At January 31, 1999, the Company employed 3,220 individuals, approximately 71% of whom are scientists, engineers and technicians engaged in research and development, marketing and support activities.

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

         The continuing success of the Company will depend, to a considerable extent, on the contributions of its senior management and key employees, many of whom would be difficult to replace, and on the Company's ability to attract and retain qualified employees in all areas of its business. Competition for such personnel is intense, particularly in the computer and telecommunications industries. In order to attract and retain talented personnel, and to provide incentives for their performance, the Company has emphasized the award of stock options as an important element of its compensation program, including options to purchase shares in certain of the Company's subsidiaries, and provides cash bonuses based on several parameters, including the profitability of the recipients' respective business units.


ITEM 2.  PROPERTIES.

         As of January 31, 1999, the Company leased an aggregate of approximately 1,007,000 square feet of space for its operations worldwide, including approximately 510,000 square feet in Tel Aviv, Israel, approximately 199,000 square feet in Wakefield, Massachusetts, approximately 98,000 square feet in Andover, Massachusetts, approximately 48,000 square feet in Woodbury, New York, approximately 31,000 square feet in Mt. Laurel, New Jersey, approximately 22,000 square feet in Irvine, California, and an aggregate of approximately 99,000 square feet at various other locations in the United States, Western Europe, the Far East and Australia. The aggregate base monthly rent for the facilities under lease at January 31, 1999 was approximately $1,262,000, and all of such leases are subject to various pass-throughs and escalation adjustments. In February 1999, the Company leased approximately 168,000 additional square feet in Wakefield, Massachusetts, for a base monthly rent of approximately $236,000, also subject to pass-throughs and escalation adjustments.

         The Company believes that its facilities currently under lease are adequate for its current operations, and that additional facilities are available on competitive market terms to provide for such future expansion of the Company's operations as may be warranted.


ITEM 3.  LEGAL PROCEEDINGS.

         On November 5, 1998, Comverse's subsidiary, Comverse Network Systems, Inc. ("CNS"), filed a complaint against Priority Call Management, Inc. ("PCM") alleging that PCM is infringing and has infringed certain patents owned by CNS. CNS is seeking a declaratory judgment, injunctive relief, compensatory and treble damages and attorneys fees. PCM answered the complaint, asserting numerous affirmative defenses, and is seeking a declaratory judgment that it has not infringed the CNS patents and that the patents are invalid. On March 16, 1999, PCM filed an amended answer and counterclaim asserting violations of the Sherman Antitrust Act, tortious interference and patent misuse. In its counterclaim PCM seeks declaratory judgments, compensatory and treble damages in unspecified amounts and attorneys fees. Currently, the parties are engaged in discovery.

         The Company from time to time is subject to claims in legal proceedings arising in the ordinary course of its business. There are currently no such claims that individually or in the aggregate are believed by management to pose any material risk to its business or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the last fiscal year.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.

         The Common Stock trades on the NASDAQ National Market System under the symbol CMVT. The following table sets forth the range of closing prices of the Common Stock as reported on NASDAQ for the past three calendar years and for the period from January 1 through April 22, 1999. All prices have been adjusted to reflect the three-for-two stock split, effected in the form of a stock dividend distributed on April 15, 1999.

      YEAR              CALENDAR QUARTER                LOW            HIGH
      ----              ----------------                ---            ----

      1996          1/1/96   -      3/31/96            11.08           16.75
                    4/1/96   -      6/30/96            15.26           20.79
                    7/1/96   -      9/30/96            15.83           27.58
                   10/1/96   -     12/31/96            21.71           25.42

      1997          1/1/97   -      3/31/97            24.58           30.92
                    4/1/97   -      6/30/97            24.33           34.67
                    7/1/97   -      9/30/97            30.63           35.38
                   10/1/97   -     12/31/97            21.50           36.13

      1998          1/1/98   -      3/31/98            20.42           32.67
                    4/1/98   -      6/30/98            28.17           36.71
                    7/1/98   -      9/30/98            24.42           37.96
                   10/1/98   -     12/31/98            19.96           47.33

      1999          1/1/99   -      4/22/99            43.63           64.38


         There were 2,502 holders of record of Common Stock at April 22, 1999. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners; the Company believes that the number of beneficial owners of the shares of Common Stock outstanding at such date was approximately 30,000.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following tables present selected consolidated financial data for the Company for each of the years in the four years ended December 31, 1997, the one month period ended January 31, 1998, and the year ended January 31, 1999. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. All financial information presented herein for periods prior to the 1995 acquisition of DGM&S has been retroactively adjusted to account for that transaction as a pooling of interests. All financial information presented herein has been retroactively adjusted for the January 1998 merger with Boston Technology, Inc. ("Boston") to account for that transaction as a pooling of interests. All per share data has been restated to reflect a three-for-two stock split effected as a 50% stock dividend to shareholders of record on March 31, 1999, distributed on April 15, 1999.

                                                                                             TRANSITION        YEAR
                                                                                            PERIOD ENDED       ENDED
                                          YEAR ENDED DECEMBER 31,                            JANUARY 31,     JANUARY 31,
         -----------------------------------------------------------------------------------------------------------------
                                           1994(1) (2)    1995 (2)      1996 (2)  1997(3)       1998             1999

                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Statement of Operations Data:
     Sales                               $  197,206   $  242,416   $  389,639    $ 488,940    $   14,401    $  696,094
     Cost of sales                           79,060      104,980      169,524      202,640       21,146  (4)   279,690
     Selling, general and administrative     59,898       72,953       93,604      138,305        51,892 (4)   151,985
     Research and development, net           26,349       41,310       66,228       96,626        13,481       132,820
     Royalties and license fees               2,385        3,321       10,443       12,325           520        16,552
     Non-recurring charges                        -       21,000            -            -        41,877             -
     Interest and other income, net           3,100        5,323        2,376        4,719           175         8,263

     Income (loss) before
           income tax provision              32,352        4,322       52,307       43,923     (114,340)       123,310
     Income tax provision                     7,310        2,162       10,170        9,398           867        11,783
                                         ----------   ----------   ----------    ---------    ----------    ----------
           Net income (loss)             $   25,042   $    2,160   $   42,137    $  34,525    $(115,207)    $  111,527
                                         ==========   ==========   ==========    =========    ==========    ==========

     Earnings per share - diluted        $     0.43   $     0.04   $     0.67    $    0.50    $   (1.77)    $     1.55
                                         ==========   ==========   ==========    =========    ==========    ==========

Weighted average number of
   common and common equivalent
     shares outstanding                      57,909       58,140       66,566       68,954        65,030        71,825

                                                           DECEMBER 31,                               JANUARY 31,
                                         -----------------------------------------------         ---------------------
                                              1994(5)    1995(5)         1996(5)    1997         1998             1999

                                                                 (IN THOUSANDS)
   Balance Sheet Data:
     Working capital                     $  185,660   $  193,693   $  332,660    $ 395,744     $  280,793    $   707,281
     Total assets                           272,791      306,115      519,074      622,931        527,652      1,031,393
     Long-term debt, including
       current portion                       63,852       61,361      117,605      142,075        124,257        415,247
     Stockholders' equity                   158,405      176,080      288,550      346,161        231,390        381,662


(1)  Includes results for DGM&S for its fiscal year ended September 30.

(2)  Includes results for Boston for its fiscal year ended January 31.

(3)  Includes results for Boston for the 11 months ended December 31, 1997.

(4) Includes approximately $7.8 million in cost of sales and $36.1 million in selling, general and administrative relating to charges as a result of the merger with Boston.

(5)  Includes amounts for Boston as of its fiscal year ended January 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

INTRODUCTION

On January 14, 1998, Comverse consummated a merger (the "Merger") with Boston Technology, Inc., a Delaware corporation ("Boston"), in a transaction accounted for as a pooling of interests. The Company's financial statements for the years ended December 31, 1996 and 1997 include the operations of Boston for its fiscal year ended January 31, 1997 and the eleven months ended December 31, 1997, respectively.

COMPARISON OF YEAR ENDED JANUARY 31, 1999 ("FISCAL 1998") TO
YEAR ENDED DECEMBER 31, 1997 ("FISCAL 1997")

         Sales. Sales increased from Fiscal 1997 to Fiscal 1998 by approximately $207,154,000 (42%). This increase is primarily attributable to higher volume of sales of systems and parts of enhanced service platform products.

         Cost of Sales. Cost of sales increased by approximately $77,050,000 (38%) from Fiscal 1997 to Fiscal 1998 primarily as a result of the increase in sales. Gross margins increased from approximately 58.6% in Fiscal 1997 to approximately 59.8% in Fiscal 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from Fiscal 1997 to Fiscal 1998 by approximately $13,680,000 (10%) and as a percentage of sales decreased from approximately 28% in Fiscal 1997 to approximately 22% in Fiscal 1998. The increased amount was a result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

         Research and Development Expenses. Net research and development expenses during Fiscal 1998 increased by approximately $36,194,000 (37%) over Fiscal 1997 due to overall growth of research and development operations, the initiation of significant new research and development projects and increases in salaries and other costs associated with research and development operations in Israel.

         Royalties and License Fees. Royalties and license fees increased from Fiscal 1997 to Fiscal 1998 by approximately $4,227,000 (34%) due primarily to growth in sales of royalty-bearing products.

         Income Tax Provision. Provision for income taxes increased from Fiscal 1997 to Fiscal 1998 by approximately $2,385,000 (25%), while the Company's overall effective tax rate decreased from approximately 21% during Fiscal 1997 to approximately 9% in Fiscal 1998. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

         Net Income. Net income after taxes increased from approximately $34,525,000 in Fiscal 1997 to approximately $111,527,000 in Fiscal 1998, an increase of approximately $77,002,000 (223%), while net income after taxes as a percentage of sales increased from approximately 7.1% in Fiscal 1997 to approximately 16.0% in Fiscal 1998. The increases resulted primarily from the factors described above.


TRANSITION PERIOD

         In 1998, the Company changed its fiscal year from the calendar year to the fiscal year ending January 31, corresponding to Boston's fiscal year. As a result of the change in fiscal year, the Company's results of operations for the one month ended January 31, 1998 have previously been reported separately as a transition period and included on a transition report on Form 10-K. The Company had sales of $14,401,000, costs and expenses of $129,608,000, and a net loss of $115,207,000 for the one month ended January 31, 1998. Included in these results are $85,763,000 for merger and other related costs.


COMPARISON OF 1996 AND 1997 OPERATIONS

         Sales. Sales increased from 1996 to 1997 by approximately $99,301,000 (25%), primarily resulting from increased sales of enhanced services platform products.

         Cost of Sales. Cost of sales increased by approximately $33,116,000 (20%) from 1996 to 1997 primarily as a result of the increase in sales. Gross margins increased from approximately 56.5% in 1996 to approximately 58.6% in 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from 1996 to 1997 by approximately $44,701,000 (48%) and as a percentage of sales increased from approximately 24% in 1996 to approximately 28% in 1997. The increased amount was a result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

         Research and Development Expenses. Net research and development expenses during 1997 increased by approximately $30,398,000 (46%) over 1996 due to overall growth of research and development operations, the initiation of significant new research and development projects and increases in salaries and other costs associated with research and development operations in Israel.

         Royalties and License Fees. Royalties and license fees increased from 1996 to 1997 by approximately $1,882,000 (18%) due primarily to growth in sales of royalty-bearing products.

         Income Tax Provision. Provision for income taxes decreased from 1996 to 1997 by approximately $772,000 (8%), while the Company's overall effective tax rate increased from approximately 19% during 1996 to approximately 21% in 1997. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

         Net Income. Net income after taxes decreased from approximately $42,137,000 in 1996 to approximately $34,525,000 in 1997, a decrease of approximately $7,612,000 (18%), while net income after taxes as a percentage of sales decreased from approximately 10.8% in 1996 to approximately 7.1% in 1997. The decreases resulted primarily from the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 1999, the Company had cash and cash equivalents of approximately $583,959,000, bank time deposits and short-term investments of approximately $73,658,000 and working capital of approximately $707,281,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

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

         The telecommunications industry is subject to rapid technological change. The Company's revenue stream will depend on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis. This includes any customer-requested custom software enhancements required in the normal course of product delivery and customer demands for the technological convergence of the Company's products. The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. In addition, if the Company were to delay the introduction of new products, or to delay the delivery of specific custom software enhancements, the Company's operating results could be adversely affected. The Company sells a majority of its products to companies in the telecommunications industry. This industry is undergoing significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment may have an impact on the Company's revenues and/or costs in any given part of the world. The worldwide ESP system industry is already highly competitive and the Company expects competition to intensify. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the ESP system markets. Moreover, as the Company enters into new markets for enhanced services as a result of its own research and development efforts or acquisitions, it is likely to ecounter new competitors. As a result of its significantly greater concentration on a small number of large telephone company customers, Boston's business has historically been considerably more volatile than that of Comverse, and the operations of the combined Company are likely to be less predictable and subject to greater risks from actions of individual customers than the operations of Comverse in recent years.

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

         The Company has historically derived a significant portion of its sales and operating profit from contracts for large system installations with major customers. Boston's operating results, in particular, have often been characterized by volatility and lack of predictability, reflecting its traditional customer concentration among major telecommunications services providers such as the Regional Bell Operating Companies. The Company continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The Company believes that opportunities for large installations will continue to grow in both its commercial and government markets, and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. Although the Company is actively pursuing a number of significant procurement opportunities in the United States and internationally, both the timing of any eventual procurements and the probability of the Company's receipt of significant contract awards are uncertain. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

         The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a growing number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent years has not been offset in each instance by proportional devaluation of the Israeli shekel against the United States dollar, and accordingly has had a negative impact on the Company's overall results of operations. Continuation of such trends may have a material adverse effect on the Company's future results of operations.

         A significant portion of the Company's research and development and manufacturing operations are located in Israel and may be affected by regulatory, political, military and economic conditions in that country. The Company's historical operating results reflect substantial benefits from programs sponsored by the Israeli government for the support of research and development, as well as favorable tax rates available to "Approved Enterprises" in Israel. The Israeli government has indicated its intention to reexamine certain of its policies in these areas. Recently, the government acted to increase, from between 2% and 3% of associated product sales to 3% of associated product revenues (including service and other related revenues), the annual rate of royalties to be applied to repayment of benefits under the conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, a program in which the Company has regularly participated and under which it continues to receive significant benefits through reimbursement of up to 50% of qualified research and development expenditures. The Company's repayment of amounts received under the program will be accelerated through these higher royalty rates until repayment is completed. Repayment of any amounts received under programs which have been, or will be, approved by the Office of the Chief Scientist after January 1, 1999 will entail repayment of the amount received (calculated in US Dollars), plus interest on such amount at a rate equal to the 12-month LIBOR rate in effect at the time of the approval of the program. In addition, permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Israeli authorities have also indicated that these research and development funding programs will be significantly further reduced in the future, particularly for larger entities such as the Company. The Israeli government has also shortened the period of the tax moratorium applicable to "Approved Enterprises" from four years to two years. Although this change has not affected the tax status of the Company's projects that were eligible for the moratorium prior to 1997, it applies to the subsequent "Approved Enterprises" of the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in or take advantage of those programs, the cost to the Company of its operations in Israel would materially increase and there would be an adverse effect on the results of the Company's operations as a whole. To the extent the Company increases its activities outside Israel, such increased activities will not be eligible for programs sponsored by Israel. Most of the Company's research and development and manufacturing operations attributable to Boston are expected to continue to be located in the United States and thus will not be eligible for the benefits of those programs. Accordingly, the effective cost to the Company of its future research and development activities in particular, and its operations in general, could significantly increase relative to that of Comverse, historically.

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

         Although the Company believes that its current products generally either are, or upon the completion of current modification programs will be, Year 2000 compliant, no assurance can be given that its Year 2000 compliance efforts will prove to be fully successful or that unanticipated costs and problems will not be encountered in such efforts. In addition, the Company has determined that older generations of certain of its products are not and cannot, without unreasonable effort and expense, be made Year 2000 compliant. The costs incurred to date related to the Company's Year 2000 compliance program have been less than $5,000,000. The program is expected to continue through fiscal 1999, but is not anticipated to have a material adverse effect on the Company's business or financial condition.

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

         The Company has initiated a comprehensive program to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to it and into which the Company's products are integrated. Assessment and remediation are proceeding in tandem, and the Company intends to have its critical internal systems in Year 2000 compliance by the end of the third quarter of 1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources. The costs incurred to date related to these programs have been less than $5,000,000.

         The Company currently expects that the total cost of its Year 2000 readiness programs over the current fiscal year will not exceed $5,000,000. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change as the projects proceed.

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

         The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology and government contracting businesses, and particularly smaller and medium-sized publicly traded companies such as the Company, tend to exhibit a high degree of volatility. The Company's revenues and earnings may be more volatile than those of Comverse historically as a result of the greater concentration of Boston's business on a limited number of large customers. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications equipment industry in general, and the Company's industry in particular, which may not have any direct relationship with the Company's business or prospects.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. Measurement is at fair value, and if the derivative is not designed as a hedging instrument, changes in fair value (i.e., gains and losses) are to be recognized in earnings in the period of change. If certain conditions are met, a derivative may be designed as a hedge, in which case the accounting for changes in fair value will depend on the specific exposure being hedged. The method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge. The methods must be consistent with the Company's approach to managing risk. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact that the adoption of SFAS 133 will have on its financial statements.

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


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity trading prices, which could impact its results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

         The Company from time to time uses foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. The use of these derivative financial instruments allows the Company to reduce its exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. In many instances, the Company elects not to hedge these transactions. Management does not expect any significant changes in the strategies it employs to manage such exposure in the near future. As of January 31, 1999, the Company's foreign currency market exposure that is hedged relates to the Japanese yen. As of January 31, 1999, a 10% appreciation or depreciation from the prevailing market rate of the Japanese yen would not have a material effect on the Company's financial position, results of operations or cash flows.

         Various financial instruments held by the Company are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the Company's investments in debt securities due to differences between the market interest rates and rates at the inception of these financial instruments. Neither a 100 basis point increase nor decrease from current interest rates would have a material effect on the Company's financial position, results of operations or cash flows.

         Equity investments held by the Company are subject to equity price risks. Neither a 10% increase nor decrease in equity prices would have a material effect on the Company's financial position, results of operations or cash flows.


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

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K.

                                                                        Page(s)
  (a)      Documents filed as part of this report.


           (1)      Financial Statements.

                    Index to Consolidated Financial Statements            F-1

                    Independent Auditors' Reports                         F-2

                    Consolidated Balance Sheets as of
                            January 31, 1998 and 1999                     F-4

                    Consolidated Statements of Income
                            for the  Years Ended December 31,
                            1996, 1997 and January 31, 1999               F-5

                    Consolidated Statements of Stockholders' Equity
                            for the  Years Ended December 31, 1996,
                            1997 and January 31, 1999                     F-6

                    Consolidated Statements of Cash Flows for the
                            Years Ended December 31, 1996, 1997
                            and January 31, 1999                          F-7

                    Notes to Consolidated Financial Statements            F-8

           (2)      Financial Statement Schedules.

                    None

           (3)      Exhibits.

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

         4.8* Indenture dated as of June 30, 1998 from Comverse Technology, Inc. to The Chase Manhattan Bank, Trustee. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed July 2, 1998.)

         4.9* Specimen 4 1/2% Convertible Subordinated Debenture due 2005. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed July 2, 1998.)

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



-----------------

* Incorporated by reference.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                         PAGE

Independent Auditors' Reports                                             F-2

Consolidated Balance Sheets as of January 31, 1998 and 1999               F-4

Consolidated Statements of Income for the
   Years Ended December 31, 1996, 1997 and January 31, 1999               F-5

Consolidated Statements of Stockholders' Equity for the
   Years Ended December 31, 1996, 1997 and January 31, 1999               F-6

Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1996, 1997 and January 31, 1999               F-7

Notes to Consolidated Financial Statements                                F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Comverse Technology, Inc. Woodbury, New York

We have audited the accompanying consolidated balance sheets of Comverse Technology, Inc. and subsidiaries (the "Company") as of January 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for years ended December 31, 1996 and 1997 and January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income, stockholders' equity and cash flows for the year ended December 31, 1996 give retroactive effect to the merger of the Company and Boston Technology, Inc., which has been accounted for as a pooling of interests as described in Note 8 to the consolidated financial statements. We did not audit the financial statements of Boston Technology, Inc. for the year ended January 31, 1997, which statements reflect total sales constituting 49% of consolidated total sales for the year ended December 31, 1996. These financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Boston Technology, Inc., is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our report and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of January 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended December 31, 1996, 1997 and January 31, 1999 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

New York, New York
March 8, 1999 (April 15, 1999 as to Note 12)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Boston Technology, Inc.:

We have audited the consolidated balance sheet of Boston Technology, Inc. as of January 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended January 31, 1997 (none of which were included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Technology, Inc. as of January 31, 1997, and the consolidated results of its operations and its cash flows for the fiscal year ended January 31, 1997 in conformity with generally accepted accounting principles.


PricewaterhouseCoopers LLP
Boston, Massachusetts
April 24, 1997

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1998 AND 1999
(IN THOUSANDS, EXCEPT SHARE DATA)

-----------------------------------------------------------------------------------------------------------------------

ASSETS                                                                            1998                    1999
------                                                                            ----                    ----
CURRENT ASSETS:
   Cash and cash equivalents                                               $     180,855             $      583,959
   Bank time deposits                                                             35,700                     10,000
   Short-term investments                                                         60,347                     63,658
   Accounts receivable, net of allowance for
     doubtful accounts of $24,454 and $25,218                                     79,693                    192,317
   Inventories                                                                    63,024                     46,689
   Prepaid expenses and other current assets                                      27,863                     34,354
   Deferred income tax benefits                                                    1,652                      1,660
                                                                           -------------             --------------
TOTAL CURRENT ASSETS                                                             449,134                    932,637
PROPERTY AND EQUIPMENT, net                                                       53,413                     61,445
INVESTMENTS                                                                        6,838                      7,902
OTHER ASSETS                                                                      18,267                     29,409
                                                                           -------------             --------------
TOTAL ASSETS                                                               $     527,652             $    1,031,393
                                                                           =============             ==============


-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                              1998                    1999
------------------------------------                                              ----                    ----

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $     125,941             $      184,870
   Bank loans                                                                     16,600                        247
   Advance payments from customers                                                22,680                     39,051
   Other current liabilities                                                       3,120                      1,188
                                                                           -------------             --------------
TOTAL CURRENT LIABILITIES                                                        168,341                    225,356
CONVERTIBLE SUBORDINATED DEBENTURES                                              115,000                    415,000
LIABILITY FOR SEVERANCE PAY                                                        4,481                      4,338
OTHER LIABILITIES                                                                  8,440                      5,037
                                                                           -------------             --------------
TOTAL LIABILITIES                                                                296,262                    649,731
                                                                           -------------             --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value--authorized, 2,500,000
     shares; issued, none                                                              -                          -
   Common stock, $0.10 par value -- authorized, 100,000,000 shares;
     issued and outstanding, 65,086,196 and 68,736,936 shares                      6,509                      6,874
   Additional paid-in capital                                                    217,192                    253,065
   Retained earnings                                                               6,559                    118,086
   Accumulated other comprehensive income                                          1,130                      3,637
                                                                           -------------             --------------
TOTAL STOCKHOLDERS' EQUITY                                                       231,390                    381,662
                                                                           -------------             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     527,652             $    1,031,393
                                                                           =============             ==============

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1997 AND JANUARY 31, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------------------------------

                                                                 DECEMBER 31,         DECEMBER 31,         JANUARY 31,
                                                                     1996                  1997               1999
                                                                     ----                  ----               ----
Sales                                                           $    389,639         $    488,940         $    696,094
Cost of sales                                                        169,524              202,640              279,690
                                                                ------------         ------------         ------------
Gross margin                                                         220,115              286,300              416,404

Operating expenses:
   Research and development, net                                      66,228               96,626              132,820
   Selling, general and administrative                                93,604              138,305              151,985
   Royalties and license fees                                         10,443               12,325               16,552
                                                                ------------          -----------         ------------

   Income from operations                                             49,840               39,044              115,047

   Interest and other income, net                                      2,467                4,879                8,263
                                                                ------------          -----------         ------------

Income before income tax provision                                    52,307               43,923              123,310
Income tax provision                                                  10,170                9,398               11,783
                                                                ------------          -----------         ------------

Net income                                                      $     42,137          $    34,525         $    111,527
                                                                ============          ===========         ============

Earnings per share:
     Basic                                                      $       0.73          $      0.54         $       1.68
                                                                ============          ===========         ============
     Diluted                                                    $       0.67          $      0.50         $       1.55
                                                                ============          ===========         ============



                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1997 AND JANUARY 31, 1999
(IN THOUSANDS, EXCEPT SHARE DATA)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Accumulated Other
                                                                                                     Comprehensive Income    Total
                                       Common Stock    Additional                                  Unrealized Cumulative     Stock-
                                    Number of    Par     Paid-in    Treasury Stock      Retained      Gains   Translation   holders'
                                     Shares     Value    Capital   Shares     Amount    Earnings    (Losses)  Adjustment    Equity
                                     ------     -----    -------   ------     ------    --------    --------  ----------    ------
BALANCE, JANUARY 1, 1996          56,755,091    $5,676    $129,285 (597,791)  $(8,599)   $ 48,925      $ 646      $  147    $176,080
Comprehensive income:
Net income                                                                                 42,137
Unrealized gain on available-for-
     sale securities                                                                                     901
Translation adjustment                                                                                               191
Total comprehensive income                                                                                                    43,229
Issuance of treasury stock upon
   exercise of stock options                                        528,894     7,534      (3,993)                             3,541
Issuance of treasury stock for
   employee stock purchase plan                                      68,897     1,065        (197)                               868
Exercise of stock options            567,498        57      2,798                                                              2,855
Conversion of debentures           4,645,152       464     58,181                                                             58,645
Acquisition of additional interest
   in majority-owned subsidiary        8,250         1        148                                                                149
Tax benefit of dispositions of
     stock options                                          3,183                                                              3,183
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996        61,975,991     6,198    193,595                          86,872      1,547         338     288,550
Comprehensive income:
Net income                                                                                 34,525
Unrealized (loss) on available-for-
      sale securities                                                                                   (430)
Translation adjustment                                                                                               106
Total comprehensive income                                                                                                    34,201
AT&T warrant exercises               828,216        83       (83)
Common stock issued for acquisition  243,750        24                                                                            16
Retained earnings of acquired
   company                                                    (8)                             661                                661
Common stock issued for employee
     stock purchase plan              76,382         8      1,298                                                              1,306
Issuance of treasury stock upon
   exercise of stock options                                                                 (292)                             (292)
Exercise of stock options          1,886,204       188     14,601                                                             14,789
Tax benefit of dispositions of
     stock options                                          6,930                                                              6,930
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997        65,010,543    $6,501   $216,333                        $121,766     $1,117        $444    $346,161
                                  ==========    ======   ========                        ========     ======        ====    ========

BALANCE, FEBRUARY 1, 1998         65,086,196    $6,509  $ 217,192                        $  6,559      $ 641      $  489    $231,390
Comprehensive income:
Net income                                                                                111,527
Unrealized gain on available-for-sale
     securities                                                                                        2,874
Translation adjustment                                                                                              (367)
Total comprehensive income                                                                                                   114,034
AT&T warrant exercise                649,500        65       (65)
Common stock issued for employee
     stock purchase plan             105,333        10      2,288                                                              2,298
Exercise of stock options          2,895,907       290     33,650                                                             33,940
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1999         68,736,936    $6,874    $253,065                       $118,086      $3,515     $  122    $381,662
                                  ==========    ======    ========                       ========      ======     ======    ========

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1997 AND JANUARY 31, 1999
(IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------
                                                                            DECEMBER 31,     DECEMBER 31,      JANUARY 31,
                                                                                1996           1997             1999
                                                                                ----           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $    42,137     $    34,525     $   111,527
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization                                              15,493          22,000          20,872
     Changes in assets and liabilities:
       Accounts receivable                                                     (46,044)        (23,977)       (112,624)
       Inventories                                                             (17,816)        (14,818)         16,335
       Prepaid expenses and other current assets                                (1,503)        (17,802)         (6,491)
       Accounts payable and accrued expenses                                    35,459           8,314          58,929
       Advance payments from customers                                           5,130           8,595          16,371
       Liability for severance pay                                                 409             807            (143)
       Other                                                                      (305)          3,657            (440)
                                                                           -----------     -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       32,960          21,301         104,336
                                                                           -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and sales (purchases) of bank time deposits
     and investments, net                                                      (27,792)        (53,524)         24,199
   Purchase of property and equipment                                          (32,227)        (36,532)       (24,673)
   Capitalization of software development costs                                 (4,466)         (6,008)        (8,569)
   Other                                                                        (1,331)              -               -
                                                                           ------------    -----------     -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                        (65,816)        (96,064)        (9,043)
                                                                           ------------    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of debentures                                    111,899               -         292,672
   Proceeds from issuance of common stock in connection
     with exercise of stock options, warrants, and
     employee stock purchase plan                                                7,412          23,041          36,238
   Net proceeds from bank loans and other debt                                  10,510          28,989         (21,099)
                                                                           -----------      ----------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      129,821          52,030         307,811
                                                                           -----------      ----------     -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             96,965         (22,733)        403,104
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   113,791         210,756         180,855
                                                                           -----------      ----------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $   210,756      $  188,023      $  583,959
                                                                           ===========      ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                  $     3,276      $    9,184      $   14,094
                                                                           ===========      ==========      ==========
   Cash paid during the year for income taxes                              $     5,116      $   10,811      $    2,452
                                                                           ===========      ==========      ==========

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND JANUARY 31, 1999
--------------------------------------------------------------------------------

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

        SOFTWARE DEVELOPMENT COSTS - Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers. Amortization expenses amounted to $3,079,000, $3,546,000 and $3,230,000 for the years ended December 31, 1996, 1997 and January 31, 1999, respectively.

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

        Net gains (losses) from foreign currency transactions, included in the consolidated statements of income, approximated $(1,012,000), $(2,192,000) and $2,847,000 for the years ended December 31, 1996, 1997 and January 31, 1999, respectively.

        The Company occasionally enters into foreign exchange forward contracts and options on foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. Any gain or loss on a foreign exchange contract which hedges a firm commitment is deferred until the underlying transaction is realized, at which time it is included in the consolidated statement of income. The Company also purchases foreign exchange options which permit, but do not require, the Company to exchange foreign currencies at a future date with another party at a contracted exchange rate. To finance premiums paid on such options, from time to time the Company may also write offsetting options at exercises prices which limit, but do not eliminate, the effect of purchased options as a hedge. As of January 31, 1999, the Company had purchased foreign exchange options of approximately $7,000,000 and written foreign exchange options of approximately $7,000,000 in Japanese yen.

        OTHER ASSETS - Licenses of patent rights and acquired "know-how" are recorded at cost and amortized using the straight-line method over the estimated useful lives of the related technology, not exceeding five years. Goodwill and other intangible assets associated with acquired subsidiaries are amortized over periods ranging from five to twelve years. Debt issue costs are amortized over the term of the related debt, on a straight-line basis.

        LONG-LIVED ASSETS - The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. No such impairment losses have been identified by the Company.

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


3.      RESEARCH AND DEVELOPMENT

        A significant portion of the Company's research and development operations are located in Israel where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. The Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. The Company is required to pay royalties to the OCS based on the sale of products incorporating technology developed in these projects. In addition, under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The amounts reimbursed by the OCS for the years ended December 31, 1996, 1997 and January 31, 1999 were $9,172,000,
        $16,276,000 and $16,732,000, respectively.

4.      SHORT-TERM INVESTMENTS

        The Company classifies all of its short-term investments as available-for-sale securities. The following is a summary of available-for-sale securities as of January 31, 1999:

                                                                 GROSS               GROSS            ESTIMATED
                                                              UNREALIZED          UNREALIZED            FAIR
                                            COST                 GAINS              LOSSES              VALUE
                                        -------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
        Corporate debt securities        $   40,819            $     924           $     6           $   41,737
                                         ----------            ---------           -------           ----------

        Common stock                         13,993                3,448             1,082               16,359
        Mutual funds investing in
           U.S. government and
           agencies obligations               1,929                   70                 -                1,999
        Preferred stock                       3,173                  481                91                3,563
                                        -----------            ---------           -------           ----------
        Total equity securities              19,095                3,999             1,173               21,921
                                        -----------            ---------           -------           ----------

                                        $    59,914            $   4,923           $ 1,179           $   63,658
                                        ===========            =========           =======           ==========



        The following is a summary of available-for-sale securities as of January 31, 1998:

                                                                GROSS               GROSS           ESTIMATED
                                                              UNREALIZED          UNREALIZED           FAIR
                                            COST                 GAINS              LOSSES             VALUE
                                        -------------------------------------------------------------------------
                                                                          (IN THOUSANDS)

        U.S. treasury notes              $     248              $      4           $     -           $      252
        Corporate debt securities           35,722                   129                 -               35,851
        U.S. Government
           agency bonds                        750                     -                 -                  750
                                         ---------              --------           -------           ----------
        Total debt securities               36,720                   133                 -               36,853
                                         ---------              --------           -------           ----------

        Common stock                        14,359                 1,880             1,347               14,892
        Mutual funds investing in
           U.S. government and
           agencies obligations              1,929                    49                 -                1,978
        Preferred stock                      5,981                   804               161                6,624
                                        ----------              --------           -------           ----------
        Total equity securities             22,269                 2,733             1,508               23,494
                                        ----------              --------           -------           ----------

                                        $   58,989              $  2,866           $ 1,508           $   60,347
                                        ==========              ========           =======           ==========


        During the year ended January 31, 1999, the gross realized gains on sales of securities totaled approximately $1,358,000 and the gross realized losses totaled approximately $5,472,000.

        The amortized cost and estimated fair value of debt securities at January 31, 1999, by contractual maturity, are as follows:

                                                                                   ESTIMATED
                                                                COST               FAIR VALUE
                                                                ----               ----------
                                                                      (IN THOUSANDS)
        Due in one year or less                              $   20,898              $   20,931
        Due after one year through three years                   18,051                  18,139
        Due after three years                                     1,870                   2,667
                                                             ----------              ----------

                                                             $   40,819              $   41,737
                                                             ==========              ==========


5.      INVENTORIES

        Inventories consist of:
                                                                                     JANUARY 31,
                                                                           1998                       1999
                                                                           ----                       ----
                                                                                   (IN THOUSANDS)
                      Raw materials                                    $    29,735                 $    23,944
                      Work in process                                       20,413                      11,171
                      Finished goods                                        12,876                      11,574
                                                                       -----------                 -----------

                                                                       $    63,024                 $    46,689
                                                                       ===========                 ===========


6.       PROPERTY AND EQUIPMENT

        Property and equipment consists of:
                                                                                     JANUARY 31,
                                                                           1998                       1999
                                                                           ----                       ----
                                                                                   (IN THOUSANDS)
                      Fixtures and equipment                           $    99,667                 $   124,331
                      Transportation vehicles                                2,872                       1,985
                      Leasehold improvements                                 2,148                       3,044
                                                                       -----------                 -----------
                                                                           104,687                     129,360
                      Less accumulated depreciation
                             and amortization                              (51,274)                    (67,915)
                                                                       ------------                ------------

                                                                       $    53,413                 $    61,445
                                                                       ===========                 ===========



7.       OTHER ASSETS

        Other assets consist of:
                                                                                     JANUARY 31,
                                                                           1998                       1999
                                                                           ----                       ----
                                                                                   (IN THOUSANDS)
           Software development costs,  net of
              accumulated amortization
              of $10,896 and $14,126                                   $     9,801                 $    15,140
           Debt issue costs, net of accumulated
              amortization of $415 and $1,078                                2,696                       9,140
              Other assets                                                   5,770                       5,129
                                                                       -----------                 -----------

                                                                       $    18,267                 $    29,409
                                                                       ===========                 ===========

8.      BUSINESS COMBINATIONS

        On January 14, 1998, Boston Technology, Inc., a Delaware corporation, ("BTI") merged with and into Comverse in a transaction that was accounted for as a pooling of interests. BTI designed, developed, manufactured, marketed and supported standard and customized enhanced services platforms and software applications for the telephone network operator market. Pursuant to the merger, the issued and outstanding shares of BTI at the effective date of the merger were converted into an aggregate of approximately 27,211,778 shares of Comverse's common stock and outstanding options and warrants to purchase BTI stock were converted into options and warrants to purchase an aggregate of 5,187,398 Comverse shares.

        The table below sets forth the unaudited separate and combined results of CTI and BTI for the fiscal years ended December 31, 1996 and 1997:


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



        BTI had a January fiscal year end. Accordingly, the consolidated statement of income data combines the historical statement of income data of the Company for the years ended December 31, 1996 and 1997 with the historical statement of income data of BTI for the fiscal years ended January 31, 1997 and the eleven months ended December 31, 1997, respectively.

        In 1998, the Company changed its fiscal year from the calendar year to the fiscal year ending January 31, corresponding to BTI's fiscal year. As a result of the change in fiscal year, the Company's results of operations for the one month ended January 31, 1998 have previously been reported separately as a transition period and included on a transition report on Form 10-K. The Company had sales of $14,401,000, costs and expenses of $129,608,000, and a net loss of $115,207,000 for the one month ended January 31, 1998. Included in these results are $85,763,000 for merger and other related costs.

        In February 1997, the Company acquired all of the outstanding stock of Enhanced Communications Corporation ("ECC"), a company providing outsourcing of voice messaging, for 243,750 shares of the Company's common stock. The combination has been accounted for as a pooling of interests. The Company did not restate prior financial statements for this acquisition due to immateriality and recorded the book value of the net assets of ECC of $661,000 in the statement of stockholders' equity.

        In February 1999, the Company acquired all of the outstanding stock of Amarex Technology, Inc., a company that develops software-based applications for the telephone network operator and call center markets, for 346,007 shares of the Company's common stock and the assumption of options and warrants to purchase 119,643 shares of the Company's common stock. The combination is being accounted for as a pooling of interests. The pro-forma effects of the acquisition would not have a material effect on the Company's financial statements.


9.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of:

                                                      JANUARY 31,
                                            1998                       1999
                                            ----                       ----
                                                    (IN THOUSANDS)

           Accounts payable             $    37,488                $    63,606
           Accrued salaries                  15,492                     22,645
           Accrued vacation                   6,718                      9,004
           Accrued royalties                  6,271                     18,165
           Other accrued expenses            59,972                     71,450
                                        -----------                -----------
                                        $   125,941                $   184,870
                                        ===========                ===========


10.    CONVERTIBLE SUBORDINATED DEBENTURES

       In October 1996, the Company issued $115,000,000 of convertible subordinated debentures bearing interest at 5-3/4% per annum, payable semi-annually. The debentures mature on October 1, 2006. The debentures are convertible into shares of the Company's common stock at a conversion price of $30.50 per share, subject to adjustment in certain events. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The debentures are redeemable at the option of the Company, in whole or in part, at prices decreasing from 102% of the face amount on October 12, 1999 to par on October 1, 2001. The debenture holders may require the Company to repurchase the debentures at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company.

       In June 1998, the Company issued $300,000,000 of convertible subordinated debentures bearing interest at 4-1/2% per annum, payable semi-annually. The debentures mature on July 1, 2005. The debentures are convertible into shares of the Company's common stock at a conversion price of $43.00 per share, subject to adjustment in certain events. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The debentures are redeemable at the option of the Company, in whole or in part, at prices decreasing from 101.8% of the face amount on July 10, 2001 to par on July 10, 2003. The debenture holders may require the Company to repurchase the debentures at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company.


11.     LIABILITY FOR SEVERANCE PAY

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

        The Company is obligated under an agreement with its chief executive officer to provide a severance payment upon the termination of his employment with the Company. Approximately $1,405,000 and $1,648,000 has been accrued as of January 31, 1998 and 1999, respectively, relating to this liability.


12.      COMMON STOCK

        STOCK SPLIT - On April 15, 1999, the Company effected a three-for-two stock split by paying a 50% stock dividend to stockholders of record on March 31, 1999. All share and per share information has been retroactively restated in the consolidated financial statements to reflect this split.


13.     STOCK OPTIONS

       EMPLOYEE STOCK OPTIONS - At January 31, 1999, 10,388,732 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 413,730 shares were available for future grant under Comverse's Stock Option Plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in annual increments over periods of up to four years from the date of grant or the date of commencement of the grantee's employment with the Company.

       The changes in the number of options were as follows:

                                                                                YEAR ENDED
                                                          --------------------------------------------------------
                                                                     DECEMBER 31,                    JANUARY 31,
                                                              1996                 1997                1999
                                                              ----                 ----                ----
       Outstanding at beginning of year                      6,930,338             8,359,442          12,395,693
       Granted during the year                               2,838,204             1,657,125           1,345,291
       Exercised during the year                            (1,096,392)           (1,886,204)         (2,895,907)
       Canceled, terminated and expired                       (312,708)             (213,507)           (456,345)
                                                          -------------         -------------       -------------

       Outstanding at end of year                            8,359,442             7,916,856          10,388,732
                                                          ============          ============        ============


       At January 31, 1999, options to purchase an aggregate of 3,288,803 shares were vested and currently exercisable under the option plans and options to purchase an additional 7,099,929 shares vest at various dates extending through the year 2003.

       Weighted average option exercise price information was as follows:

                                                                                YEAR ENDED
                                                          --------------------------------------------------------
                                                                     DECEMBER 31,                    JANUARY 31,
                                                              1996                 1997                1999
                                                              ----                 ----                ----
       Outstanding at beginning of year                     $  7.50               $ 11.08               $ 17.27
       Granted during the year                                18.07                 28.69                 21.44
       Exercised during the year                               5.95                  8.25                 11.73
       Canceled, terminated and expired                       11.70                 17.98                 20.83
       Exercisable at year end                                 6.51                  7.79                 13.58


       Significant option groups outstanding at January 31, 1999 and related weighted average price and life information were as follows:

                                          Weighted Average        Weighted                          Weighted
       Range of              Number            Remaining           Average            Number         Average
       Exercise Price      Outstanding      Contractual Life     Exercise Price     Exercisable    Exercise Price
       --------------      -----------      ----------------     --------------     -----------    --------------
       $ 1.25 - $15.83      2,890,941          5.96             $   9.84            2,106,596        $  8.51
       $16.99 - $20.00      1,113,189          9.68                19.99                2,437          16.99
       $20.83 - $20.83      4,132,746          8.99                20.83              858,662          20.83
       $22.17 - $34.55      2,251,856          8.23                27.94              321,108          27.41
                          ------------         ----             --------           ----------        -------

                           10,388,732          8.06             $  19.23            3,288,803        $ 13.58
                          ============         ====             ========           ==========        =======

       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced by approximately $4,962,000, $13,505,000 and $28,769,000 or $.07, $.20 and
       $0.40 per diluted share for the years ended December 31, 1996, 1997 and January 31, 1999, respectively. The weighted average fair value of the options granted for the years ended December 31, 1996, 1997 and January 31, 1999 is estimated at $9.47, $15.47 and $11.16 on the date of grant (using the Black-Scholes option pricing model) with the following weighted average assumptions for the years ended December 31, 1996, 1997 and January 31, 1999, respectively: volatility of 56%, 54% and 55%, risk-free interest rate of 6.3%, 6.5% and 4.7% and an expected life of 4.6, 4.7 and 5.0 years.

       OPTIONS ON SUBSIDIARY SHARES - In accordance with the requirements of his employment agreement, the chief executive officer of Comverse holds options to acquire up to 7.5% of the shares of certain subsidiaries, other than Comverse Network Systems, Inc. In addition, Comverse has granted to certain other employees of the Company options to acquire shares of certain subsidiaries, other than Comverse Network Systems, Inc., as a means of providing incentives directly tied to the performance of those subsidiaries. The portion of the shares of the subsidiaries upon which such options have been granted varies among the subsidiaries affected, not exceeding in any instance 10.8% of the shares outstanding assuming exercise in full. The options have terms of ten years and become exercisable and vest over various periods ranging up to seven years from the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by a committee of the Board of Directors.


14.    WARRANTS

       In November 1995, the Company entered into an agreement to supply its products to a customer. Pursuant to this agreement, the Company issued warrants to purchase shares of its common stock at an exercise price of $14.36 per share. The warrants vest in five equal annual increments, commencing with the first anniversary of the date of grant, and remain exercisable for 30 months after first becoming exercisable. As of January 31, 1999, warrants to purchase 1,914,432 shares are outstanding, none of which are exercisable.


15.    EMPLOYEE STOCK PURCHASE PLAN

       Under the 1997 Employee Stock Purchase Plan ("ESPP"), all employees who had completed three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The number of shares available under the ESPP is 375,000, of which 105,333 had been issued as of January 31, 1999.




16.    EARNINGS PER SHARE ("EPS")

        Basic earnings per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings per share for the years ended December 31, 1996, 1997 and January 31, 1999 was as follows:

                                     DECEMBER 31, 1996              DECEMBER 31, 1997             JANUARY 31, 1999
                                -----------------------------  --------------------------   ----------------------------
                                                  Per-Share                     Per-Share                     Per-Share
                                 Income   Shares   Amount      Income    Shares  Amount      Income    Shares  Amount
                                 ------   ------   ------      ------    ------  ------      ------    ------  ------
                                                          (In thousands, except per share data)
        BASIC EPS
        Net Income              $ 42,137   57,335   $ 0.73    $ 34,525    63,620  $ 0.54    $111,527   66,300  $1.68
                                                    ======                        ======                       =====

        EFFECT OF DILUTIVE
             SECURITIES
        Options                             5,180                          5,334                        5,525
        Convertible debentures     2,586    4,051
                                --------  -------   ------    --------   -------  ------    --------  -------- -----

        DILUTED EPS             $ 44,723   66,566   $ 0.67    $ 34,525    68,954  $ 0.50    $111,527   71,825  $1.55
                                ========  =======   ======    ========   =======  ======    ========  ======== =====

        Debentures convertible into 3,770,492 shares, 3,770,492 shares and 10,747,236 shares were outstanding as of December 31, 1996, 1997 and January 31, 1999, respectively, but were not included in the computation of diluted EPS because the effect of including them would be antidilutive.


17.     INTEREST AND OTHER INCOME, NET

        Interest and other income, net, consists of the following:

                                                                                       YEAR ENDED
                                                                            DECEMBER 31,            JANUARY 31,
                                                                       1996            1997            1999
                                                                       ----            ----            ----
                                                                                  (IN THOUSANDS)
                  Interest and dividend income                       $   9,199      $   15,692    $    25,410
                  Interest expense                                      (5,667)         (9,727)       (15,154)
                  Other, net                                            (1,065)         (1,086)        (1,993)
                                                                     ---------      ----------    -----------
                                                                     $   2,467      $    4,879    $     8,263
                                                                     =========      ==========    ===========

18.     INCOME TAXES

        The provision for income taxes consists of the following:

                                                                                         YEAR ENDED
                                                                            DECEMBER 31,            JANUARY 31,
                                                                       1996            1997            1999
                                                                       ----            ----            ----
                                                                                  (IN THOUSANDS)
           Current:
             Federal                                               $    9,885       $    3,471      $        -
             State                                                      1,235              703             127
             Foreign                                                    1,950            2,216          11,664
                                                                   ----------       ----------      ----------

                                                                       13,070            6,390          11,791
                                                                   ----------       ----------      ----------

           Deferred (benefit):
             Federal                                                   (2,716)           2,810            (430)
             State                                                       (206)             215              13
             Foreign                                                       22              (17)            409
                                                                   ----------       -----------     ----------

                                                                       (2,900)           3,008              (8)
                                                                   -----------      ----------      ----------

                                                                   $   10,170       $    9,398      $   11,783
                                                                   ==========       ==========      ==========


        The reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                         YEAR ENDED
                                                                            DECEMBER 31,            JANUARY 31,
                                                                       1996            1997             1999
                                                                       ----            ----             ----
                                                                                  (IN THOUSANDS)

                  U.S. Federal statutory rate                            35%               35%            35%
                  Consolidated worldwide income
                       in excess of U.S. income                         (18)              (31)           (37)
                  Foreign income taxes                                    4                 5              9
                  Other                                                  (2)               12              3
                                                                     --------         --------       --------
                  Company's effective tax rate                           19%               21%            10%
                                                                     ========         ========       ========


         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset and liability at January 31, 1998 and 1999 is as follows:

                                                                                            JANUARY 31,
                                                                                     1998                1999
                                                                                     ----                ----
                                                                                          (IN THOUSANDS)
           Deferred tax liability:
             Expenses deductible for tax purposes and
               not for financial reporting purposes                                $    1,433          $      94
             Unrealized gain on available-for-sale securities                             679              1,301
                                                                                   ----------          ---------
                                                                                   $    2,112          $   1,395
                                                                                   ==========          =========
           Deferred tax asset:
             Reserves not currently deductible                                     $   20,262          $  22,417
             Tax loss carryforwards                                                    17,480             25,160
             Inventory capitalization                                                     388                276
             Other                                                                        852                  -
                                                                                   ----------          ---------
                                                                                       38,982             47,853
           Less: valuation allowance                                                  (37,330)           (46,193)
                                                                                   ----------          ---------

                 Total deferred tax asset                                          $    1,652          $   1,660
                                                                                   ==========          =========

        At January 31, 1999, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $68 million, which begin to expire in 2018.

        Income tax has not been provided on unrepatriated earnings of foreign subsidiaries as currently it is the intention of the Company to reinvest such foreign earnings in their operations.


19.     BUSINESS SEGMENT INFORMATION

        The Company is engaged in one business segment: the design, development, manufacture, marketing and support of special purpose computer and telecommunications systems and software for multimedia communications and information processing applications.

        Sales by country, based on end-user location, as a percentage of total sales, for the years ended December 31, 1996 and 1997 and January 31, 1999 were as follows:

                                                                      DECEMBER 31,                  JANUARY 31,
                                                                      ------------                  -----------
                                                               1996                 1997               1999
                                                               ----                 ----               ----
                           United States                        49%                  33%                  26%
                           Germany                               4%                   4%                  11%
                           Japan                                14%                  13%                   8%
                           Other foreign                        33%                  50%                  55%
                                                              -----                -----             --------
                           Total                               100%                 100%                 100%
                                                              =====                =====             ========

           During the year ended December 31, 1996, sales to a customer constituted 11% of total sales. No customer accounted for 10% of sales for the year ended December 31, 1997 or January 31, 1999.

           Condensed operating information for the years ended December 31,1996 and 1997 and January 31, 1999 were as follows:

                                                                         (IN THOUSANDS)
                                              UNITED
                                              STATES         ISRAEL         OTHER        ELIMINATIONS       TOTAL
           YEAR ENDED
           DECEMBER 31, 1996

           Sales                          $   299,181     $    137,184    $   12,216      $  (58,942)   $   389,639
           Costs and expenses                (280,599)        (106,713)      (11,763)         59,276       (339,799)
                                          -----------     ------------    ----------      ----------    -----------
           Operating income (loss)        $    18,582     $     30,471    $      453      $      334    $    49,840
                                          ===========     ============    ==========      ==========    ===========

           YEAR ENDED
           DECEMBER 31, 1997

           Sales                          $   343,158     $    203,636    $   18,511      $  (76,365)   $   488,940
           Costs and expenses                (342,396)        (163,847)      (17,694)         74,041       (449,896)
                                          -----------     ------------    ----------      -----------   -----------
           Operating income (loss)        $       762     $     39,789    $      817      $   (2,324)   $    39,044
                                          ===========     ============    ==========      ===========   ===========

           YEAR ENDED
           JANUARY 31, 1999

           Sales                          $   342,368     $    407,809    $   32,838      $  (86,921)   $   696,094
           Costs and expenses                (365,711)        (274,218)      (30,263)         89,145       (581,047)
                                          ------------    ------------    ----------      ----------    -----------
           Operating income (loss)        $   (23,343)    $    133,591    $    2,575      $    2,224    $   115,047
                                          ============    ============    ==========      ==========    ===========

           Long-lived assets by country of domicile consist of:

                                                         JANUARY 31,
                                                  1998                1999
                                                  ----                ----
                                                       (IN THOUSANDS)

                 United States                  $   47,681          $  47,996
                 Israel                             28,576             41,826
                 Other                               1,444              2,210
                                                ----------          ---------

                                                $   77,701          $  92,032
                                                ==========          =========


20.     COMMITMENTS AND CONTINGENCIES

        LEASES - The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $7,839,000, $11,705,000 and $15,081,000 in the years ended December 31, 1996, 1997 and January 31, 1999, respectively.

        As of January 31, 1999, the minimum annual rent obligations of the Company were approximately as follows:

               TWELVE MONTHS ENDED
                   JANUARY 31,                                 AMOUNT
                                                           (IN THOUSANDS)

                      2000                                 $    18,086
                      2001                                      18,595
                      2002                                      17,207
                      2003                                      12,714
                 2004 and thereafter                            40,947
                                                           -----------
                                                           $   107,549
                                                           ===========

        EMPLOYMENT AGREEMENTS - The Company is obligated under employment contracts with its chief executive officer to provide salary, bonuses, and fringe benefits through June 30, 2000. Minimum salary payments under the contracts currently amount to $350,000 per year and aggregate $496,000 through June 30, 2000. The executive is entitled to annual bonuses equal to at least 3% of the Company's consolidated after-tax net income during each year. Upon termination or expiration of the term of employment, the executive is entitled to receive a severance payment equal to $102,487 for each year of his previous and current employment with the Company, which is increased by the rate of 10% per annum compounded for each year of employment, plus continued employment-related benefits for the period of 36 months thereafter. If the termination of employment results from a unilateral termination or fundamental breach of the agreement by the Company, or the resignation of the executive within six months following a change in control of the Company not approved by the executive in his capacity as a director of Comverse, the executive is entitled to an additional payment equal to 299% of the average annual cash compensation, including salary and any bonus payments, received by the executive from the Company during the three immediately preceding fiscal years, plus an amount equal to the income tax resulting from such payment. The agreements also provide for the executive to receive options entitling him to purchase 7-1/2% of the equity of Comverse's subsidiaries, other than Comverse Network Systems, Inc., at prices equal to the higher of book value of the underlying shares at the date of option grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors.

        Most other employment agreements of the Company are terminable with or without cause with prior notice of 60 days or less. In certain instances, the termination of employment agreements without cause entitles the employees to certain benefits, including acceleration of the vesting of stock options and severance payments of as much as one year's compensation.

        LICENSES AND ROYALTIES - The Company licenses certain technology, "know-how," software and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements entered into in connection with research and product development activities. The Company currently pays royalties on the sale of most of its product lines in varying amounts based upon the revenues attributed to the various components of such products. Royalties typically range up to 6% of net sales of the related products and, in the case of royalties due to government funding sources in respect of research and development projects, are required to be paid until the funding organization has received total royalties ranging from 100% to 150% of the amounts received by the Company under the approved project budgets.

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

        GUARANTIES - The Company has obtained bank guaranties primarily for performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $20,919,000 at January 31, 1999, are to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 1999.

        LITIGATION - On November 5, 1998, Comverse's subsidiary, Comverse Network Systems, Inc. ("CNS"), filed a complaint against Priority Call Management, Inc. ("PCM") alleging that PCM is infringing and has infringed certain patents owned by CNS. CNS is seeking a declaratory judgment, injunctive relief, compensatory and treble damages and attorneys fees. PCM answered the complaint, asserting numerous affirmative defenses, and is seeking a declaratory judgment that it has not infringed the CNS patents and that the patents are invalid. On March 16, 1999, PCM filed an amended answer and counterclaim asserting violations of the Sherman Antitrust Act, tortious interference and patent misuse. In its counterclaim PCM seeks declaratory judgments, compensatory and treble damages in unspecified amounts and attorneys fees. Currently, the parties are engaged in discovery.

        The Company is subject to certain other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's financial position or results of operations.


21.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                                                  JANUARY 31,
                                                     ----------------------------------------------------------------
                                                                 1998                                1999
                                                                 ----                                ----
                                                       CARRYING        ESTIMATED            CARRYING       ESTIMATED
                                                        AMOUNT        FAIR VALUE             AMOUNT       FAIR VALUE
                                                        ------        ----------             ------       ----------
                                                                              (IN THOUSANDS)
       Liabilities:
         Convertible subordinated debentures         $   115,000      $   116,438         $   415,000    $   646,475

       Off-balance sheet financial instruments:
       Foreign exchange forward contracts and
         options used for hedging purposes           $         -      $      (126)        $         -    $     (909)


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

        The fair value estimates presented herein are based on pertinent information available to management as of January 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.


22.      EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

        During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. Measurement is at fair value, and if the derivative is not designed as a hedging instrument, changes in fair value (i.e., gains and losses) are to be recognized in earnings in the period of change. If certain conditions are met, a derivative may be designed as a hedge, in which case the accounting for changes in fair value will depend on the specific exposure being hedged. The method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge. The methods must be consistent with the Company's approach to managing risk. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact that the adoption of SFAS 133 will have on its financial statements.

23.     QUARTERLY INFORMATION (UNAUDITED)

        The following table shows selected results of operations for each of the quarters during the years ended December 31, 1997 and January 31, 1999:

                                                                            FISCAL QUARTER ENDED
                              MARCH 31,     JUNE 30,      SEPT. 30,     DEC. 31,     APRIL 30,    JULY 31,      OCT.31,     JAN. 31,
                                1997          1997          1997          1997         1998         1998         1998         1999
                                ----          ----          ----          ----         ----         ----         ----         ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales                        $ 126,848     $ 133,012     $  140,327    $  88,753    $ 160,481    $ 167,404     $ 178,107   $ 190,102

Gross profit                 $  74,221     $  80,101     $   85,081    $  46,897    $  94,616    $  99,688     $ 107,158   $ 114,942
Net income (loss)            $  15,494     $  17,050     $   18,246    $ (16,265)   $  23,970    $  26,067     $  29,121   $  32,369




Diluted earnings per share   $    0.23     $    0.25     $     0.26    $   (0.23)   $    0.34    $    0.37     $    0.41   $    0.44
                             =========     =========     ==========    =========    ========    ==========     =========   =========



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


                                        COMVERSE TECHNOLOGY, INC.
                                               (Registrant)

                                        By: /s/ Kobi Alexander
                                            --------------------------------
Date:   April 22, 1999                      Kobi Alexander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Kobi Alexander                                              April 22, 1999
--------------------------------------------
Kobi Alexander, President,
Chairman of the Board and
Chief Executive Officer; Director


/s/ Igal Nissim                                                 April 22, 1999
--------------------------------------------
Igal Nissim, Chief Financial Officer


/s/ Zvi Alexander                                               April 22, 1999
--------------------------------------------
Zvi Alexander, Director


/s/ Itsik Danziger                                              April 22, 1999
--------------------------------------------
Itsik Danziger, Director


/s/ John H. Friedman                                            April 22, 1999
--------------------------------------------
John H. Friedman, Director


/s/ Francis E. Girard                                           April 22, 1999
--------------------------------------------
Francis E. Girard, Director


/s/ Sam Oolie                                                   April 22, 1999
--------------------------------------------
Sam Oolie, Director


/s/ William F. Sorin                                            April 22, 1999
--------------------------------------------
William F. Sorin, Director


/s/ Carmel Vernia                                               April 22, 1999
--------------------------------------------
Carmel Vernia, Director


/s/ Shaula A. Yemini                                            April 22, 1999
--------------------------------------------
Dr. Shaula A. Yemini, Director

                                 EXHIBIT INDEX

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

         4.8* Indenture dated as of June 30, 1998 from Comverse Technology, Inc. to The Chase Manhattan Bank, Trustee. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed July 2, 1998.)

         4.9* Specimen 4 1/2% Convertible Subordinated Debenture due 2005. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed July 2, 1998.)

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







-----------------

* Incorporated by reference.