Form 10-K405/A
period 1999-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 1999-05-28
CIK 803014

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

                   for the Fiscal Year ended January 31, 1999


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


          The aggregate market value of the voting stock held by non-affiliates of the registrant on May 24, 1999 was approximately $4,476,186,000. The closing price of the registrant's common stock on the NASDAQ National Market System on May 24, 1999 was $64.50 per share.

        There were 69,852,047 shares of the registrant's common stock outstanding on May 24, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

        None.









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

       NAME                                       AGE                  POSITION WITH THE COMPANY
       ----                                       ---                  -------------------------
       Kobi Alexander(1)(2)                       47                   President, Chairman of the Board of
       Directors, Chief Executive Officer                                               and Director

       Carmel Vernia                              46                   Chief Operating Officer, Chief Executive
                                                                       Officer of Comverse Infosys Division and
                                                                       Director

       Francis E. Girard                          60                   Chief Executive Officer of Comverse
                                                                       Network Systems Division and Director

       Itsik Danziger                             50                   President and Chief Operating Officer of
                                                                       Comverse Network Systems Division and
                                                                       Director

       David Kreinberg                            34                   Vice President of Finance and
                                                                       Chief Financial Officer

       Zvi Alexander                              77                   Director

       John H. Friedman(2)(3)(4)                  46                   Director

       Sam Oolie(1)(2)(3)(4)                      62                   Director

       William F. Sorin(1)(4)                     50                   Secretary and Director

       Shaula A. Yemini, Ph.D.(3)                 51                   Director


       ---------------

     (1)  Member of Executive Committee of the Board of Directors.

     (2)  Member of Audit Committee of the Board of Directors.

     (3) Member of Remuneration and Stock Option Committee of the Board of Directors.

     (4) Member of Corporate Planning and Structure Committee of the Board of Directors.

BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

             Kobi Alexander. Mr. Alexander, a founder of the Company, has served as Chairman of the Board of Directors of the Company since September 1986, as President and Chief Executive Officer since April 1987 and as a director of the Company since its formation in October 1984. Mr. Alexander also served as Co-Managing Director of the Company's wholly-owned Israeli subsidiary, Comverse Network Systems Ltd. ("CNSL") from its formation in 1982 until October 1986. From October 1984 to September 1986, Mr. Alexander served as Co-Chairman and Co-Chief Executive Officer of the Company. Prior to the formation of CNSL, in 1980 and 1981, Mr. Alexander served as an independent financial and business consultant to a number of multinational corporations. Between 1978 and 1980, Mr. Alexander worked in the Corporate Finance Department of Shearson Loeb Rhoades (currently Salomon Smith Barney, Inc.). Mr. Alexander received a B.A., magna cum laude, in Economics from the Hebrew University of Jerusalem in 1977, and an M.B.A. in Finance from New York University in 1980. He has served as the Chairman of the High-Tech Research and Development Section of the Israeli Association of Industrialists.

             Carmel Vernia. Mr. Vernia has served as Chief Operating Officer of the Company since January 1994 and as a director since August 1997. He is also Chief Executive Officer of Comverse Infosys Division ("Infosys"). Since 1984 he as been employed in the Company's Israeli subsidiaries in various capacities, including Vice President, Manager of the Government Systems Division and Manager of research and development. Prior to joining the Company, he was employed by Elco Ltd. in Israel, where he headed the development of advanced perimeter intrusion detection systems. Between 1980 and 1982, Mr. Vernia was employed by Intel Corporation in Santa Clara, California, where he served as applications engineer for digital signal processing, digital telephony and data communications products. He received a B.Sc. in Electrical Engineering from the Technion, Israel Institute of Technology, in 1974 and a M.Sc. in Electrical and Computer Engineering from the University of California at Davis in 1980.

             Francis E. Girard. Mr. Girard has served as Chief Executive Officer of Comverse Network Systems Division ("Comverse Network Systems") and a director of the Company since January 1998. From May 1996 to January 1998, he served as President, Chief Executive Officer and a director of Boston Technology, Inc. ("Boston"), a company that was merged into the Company in January 1998. Prior to that, he served as Boston's Executive Vice President of World Sales. He joined Boston in January 1989 as Senior Vice President of Sales and assumed the position of Senior Vice President and General Manager of North American Markets in January 1994. Previously, he was Vice President of Sales, Marketing and Support of NEC Information Systems, Inc., a U.S. distributor of NEC computers and peripherals, from 1985 to 1989. Mr. Girard has also served as Director of Marketing for the National Independent Sales Organization and Reseller Marketing Programs at Wang Laboratories, Inc. from 1983 to 1985, in addition to several other sales and marketing management positions. Mr. Girard holds a B.S. degree in Business from Merrimack College.

             Itsik Danziger. Mr. Danziger has served as Chief Operating Officer of Comverse Network Systems since January 1998 and additionally as President since May 1999 and as a director of the Company since November 1998. From 1984, Mr. Danziger served in various management positions with the Company, including Vice President, Manager of the Network Systems Division and Manager of research and development. Prior to joining the Company, he was employed for 10 years by Tadiran Ltd. in a variety of technical and managerial capacities. Mr. Danziger received a B.Sc. and M.Sc., cum laude, in Electrical Engineering from the Technion, Israel Institute of Technology, in 1974 and 1984, respectively.

             David Kreinberg. Mr. Kreinberg has served as Vice President of Finance and Chief Financial Officer of the Company since May 1999. Previously, Mr. Kreinberg served as Vice President of Finance and Treasurer from April 1996 and as Vice President of Financial Planning from April 1994. Mr. Kreinberg is a Certified Public Accountant, and prior to joining the Company he served as a senior manager at Deloitte & Touche LLP. Mr. Kreinberg received a B.S., summa cum laude, in Accounting from Yeshiva University and an M.B.A. in Finance and International Business from Columbia Business School in 1986 and 1990, respectively.

             Zvi Alexander. Mr. Alexander has been a director of the Company since August 1989. Mr. Alexander has been actively engaged in the energy industry for more than 30 years. He served as Chief Executive Officer of the Israeli National Oil Company and its successor from 1966 through 1976, and subsequently engaged in activities in the energy industry as a consultant and independent entrepreneur. Mr. Alexander is currently Chairman of A&T Exploration Company Ltd. Zvi Alexander is the father of Kobi Alexander and Shaula A. Yemini.

             John H. Friedman. Mr. Friedman has been a director of the Company since June 1994. He is the Managing Director of Easton Capital Corporation, a private investment firm founded by Mr. Friedman in 1991. From 1989 to 1991, Mr. Friedman was a Managing Director of Security Pacific Capital Investors. Prior to joining that firm, he was a Managing Director of E. M. Warburg, Pincus & Co., Inc., where he was employed from 1981 to 1989. From 1978 to 1980, Mr. Friedman practiced law with the firm of Sullivan & Cromwell in New York City. Mr. Friedman received a B.A., magna cum laude, from Yale University and a J.D. from Yale Law School. He is a director of M/A/R/C Inc., a research and database management company.

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

             William F. Sorin. Mr. Sorin has served as a director and the Corporate Secretary of the Company since its formation in October 1984. He is an attorney engaged in private practice and is general counsel to the Company. Mr. Sorin received a B.A. from Trinity College in 1970 and a J.D., cum laude, from Harvard Law School in 1973.

             Shaula A. Yemini, Ph.D. Dr. Yemini has served as a director of the Company since August 1997. She is President and Chief Executive Officer of Systems Management Arts Incorporated ("SMARTS"), a developer of automated network problem diagnosis software. Prior to the formation of SMARTS in 1993, Dr. Yemini held various research and managerial positions at International Business Machines Corporation ("IBM") since June 1982, most recently serving as Senior Manager at IBM's T. J. Watson Center, where she built and managed the Distributed Systems Software Technology Department. Prior to that, she taught computer science at the Courant Institute of New York University. Dr. Yemini received a B.Sc. in Mathematics and Physics in 1972 and an M.Sc. in Applied Mathematics, cum laude, in 1974, both from the Hebrew University in Jerusalem, and a Ph.D. in Computer Science from the University of California at Los Angeles in 1980. Dr. Yemini is the sister of Kobi Alexander and the daughter of Zvi Alexander.


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

ITEM 11. EXECUTIVE COMPENSATION.

                  The following table presents summary information regarding the compensation paid or accrued by the Company for services rendered during the fiscal years ended December 31, 1996 and 1997, the one month transition period ended January 31, 1998, and the fiscal year ended January 31, 1999 by those of its executive officers whose salary and bonus compensation during the year ended January 31, 1999 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                               COMPENSATION
                                             ANNUAL COMPENSATION                   STOCK
     NAME AND                      PERIOD                                         OPTION            ALL OTHER
PRINCIPAL POSITION                 ENDING          SALARY(1)      BONUS(2)        GRANTS(3)        COMPENSATION(4)
------------------                 ------          ---------      --------        ---------        ---------------
Kobi Alexander                   Jan. 1999       $   350,300    $  3,446,393       375,000          $   306,128
President, Chief Executive       Jan. 1998       $    29,192               -       750,000          $    15,771
Officer and Chairman of          Dec. 1997       $   370,458    $  1,344,150       225,000          $   249,661
the Board of Directors           Dec. 1996       $   379,944    $    864,829       150,000          $   235,906

Carmel Vernia                    Jan. 1999       $   158,248    $    170,000             -          $    37,699
Chief Operating Officer          Jan. 1998       $    12,356               -       187,500          $     2,985
Chief Executive Officer,         Dec. 1997       $   150,162    $    150,000       105,000          $    36,048
Comverse Infosys                 Dec. 1996       $   129,889    $    150,000        37,500          $    31,763

Francis E. Girard(5)             Jan. 1999       $   385,008    $    286,233             -          $    26,000
Chief Executive Officer,         Jan. 1998       $    32,083               -       225,000          $     2,000
Comverse Network Systems         Dec.1997(6)     $   330,007    $    291,250             -          $    24,000
                                 Dec.1996(6)     $   312,000    $    157,500       341,250          $    24,500

Itsik Danziger                   Jan. 1999       $   151,101    $    286,233        75,000          $    36,147
Chief Operating Officer,         Jan. 1998       $    10,919               -       187,500          $     2,181
Comverse Network Systems         Dec.1997        $   132,701    $    167,928        75,000          $    32,082
                                 Dec.1996        $   123,619    $    134,400         7,500          $    29,863

Igal Nissim                      Jan. 1999       $   105,976    $     36,775             -          $    25,237
Chief Financial Officer(7)       Jan. 1998       $     8,333               -        37,500          $     1,972
                                 Dec. 1997       $   101,272    $     27,800         7,500          $    24,277
                                 Dec. 1996       $   115,342    $     23,070         7,500          $    19,699
-------------------

(1)  Includes salary and payments in lieu of earned vacation.

(2) Includes bonuses accrued for services performed in the year indicated, regardless of the year of payment.

(3) See also "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares."


                                        /footnotes continued on following page/

                                                    /continuation of footnotes/


(4) Consists of miscellaneous items not exceeding $50,000 in the aggregate for any individual, including premium payments and contributions under executive insurance and training plans, 401(k) matching payments and, in the case of Mr. Alexander, $250,441, $7,773, $211,750, and $184,800 accrued in the year ended January 31, 1999, the month of January 1998 and the years ended December 31, 1997 and 1996, respectively, for payments due on termination of employment pursuant to the terms of his employment agreements with the Company.

(5) Mr. Girard began serving as Chief Executive Officer of Comverse Network Systems, effective January 14, 1998. Previously, from May 31, 1996, Mr. Girard served as President and Chief Executive Officer of Boston. Prior to that, Mr. Girard served as Executive Vice President of World Sales of Boston.

(6) Boston had a January 31 fiscal year. Accordingly, the information presented for Mr. Girard is for the 11 months ended December 31, 1997 and the 12 months ended January 31, 1997.

(7) Mr. Nissim served as Chief Financial Officer of the Company during the periods indicated. He currently serves as Chief Financial Officer of Infosys.


             The following table sets forth information concerning options granted during the year ended January 31, 1999 to the executive officers of the Company under its employee stock option plans:

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                       ASSUMED ANNUAL RATES OF
                                                                                       STOCK PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                         FOR OPTION TERM*
----------------------------------------------------------------------------------     -----------------------------
                                       PERCENT OF
                                         TOTAL
                     NUMBER OF          OPTIONS      EXERCISE
                        SHARES         GRANTED TO     PRICE
                     SUBJECT TO        EMPLOYEES       PER           EXPIRATION
NAME                    OPTION          IN PERIOD      SHARE            DATE                   5%            10%
--------------------    ------        -------------  --------    -----------------           -----        ---------
Kobi Alexander           375,000         27.9%         $20.00       October 9, 2008    $  4,716,710    $   11,953,068
Carmel Vernia                  -            -            -                        -               -                 -
Francis E. Girard              -            -            -                        -               -                 -
Itsik Danziger            75,000          5.6%         $20.00       October 9, 2008    $    943,342    $    2,390,614
Igal Nissim                    -            -            -                        -               -                 -

------------------------

        *Represents the gain that would be realized if the options were held for their entire ten-year term and the value of the underlying shares increased at compounded annual rates of 5% and 10% from the fair market value at the date of option grants.

             The options have a term of ten years and become exercisable and vest in equal annual increments over the period of four years from the year of grant. The exercise price of the options is equal to the fair market value of the underlying shares at the date of grant.

         The following table sets forth, as to each executive officer identified above, the shares acquired on exercise of options during the year ended January 31, 1999, value realized, number of unexercised options held at January 31, 1999, currently exercisable and subject to future vesting, and the value of such options based on the closing price of the underlying shares on the NASDAQ National Market System at that date, net of the associated exercise price.


                    OPTION EXERCISES AND YEAR-END VALUE TABLE

        AGGREGATE OPTION EXERCISES IN THE YEAR ENDED JANUARY 31, 1999 AND
                VALUE OF UNEXERCISED OPTIONS AT JANUARY 31, 1999

                         SHARES                         NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED
                        ACQUIRED                            OPTIONS HELD                      IN-THE-MONEY OPTIONS
                           ON          VALUE             AT JANUARY 31, 1999                HELD AT JANUARY 31, 1999
NAME                    EXERCISE     REALIZED      EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
----                    --------     --------      -----------       -------------       -----------       -------------
Kobi Alexander          427,500    $   9,654,218     1,213,874         1,237,499       $   57,712,024     $   42,256,226
Carmel Vernia            75,000    $   2,273,750       300,000           264,375       $   13,942,968     $    8,480,938
Francis E. Girard        57,150    $   1,331,235       181,913           353,998       $    6,559,591     $   12,626,114
Itsik Danziger           28,125    $     793,594        50,625           303,750       $    1,799,063     $   10,224,063
Igal Nissim               7,500    $     197,855        31,875            43,125       $    1,396,563     $    1,514,688


             See "Security Ownership of Certain Beneficial Owners and Management
- Options to Purchase Subsidiary Shares" for information regarding the grant to certain executive officers of options to purchase shares of subsidiaries of the Company.


EMPLOYMENT AGREEMENTS

             Mr. Alexander serves as Chairman of the Board, President and Chief Executive Officer of the Company under an agreement extending through June 30, 2000 at a current base annual salary of $308,300. Pursuant to the agreement, Mr. Alexander received bonus compensation of $3,446,393 for services rendered during the year ended January 31, 1999 and is entitled to receive bonus compensation in succeeding years in an amount to be negotiated annually, but not less than 3% of the Company's consolidated after tax net income in each year. Mr. Alexander also receives various supplemental medical, insurance and other personal benefits from the Company under the terms of his employment, including the use of an automobile leased by the Company.

             Upon the termination of his employment with the Company for any reason, Mr. Alexander is entitled to receive a severance payment in an amount equal to $102,487 times the number of years (plus any partial years) of his employment by the Company commencing with 1983, increased by 10% per annum, plus continued employment-related benefits for the period of 36 months following termination. In the event that Mr. Alexander's employment is terminated by the Company without cause, by Mr. Alexander as a result of a material breach by the Company of its obligations under the agreement or by his resignation within the period of six months following a change in control of the Company, Mr. Alexander is entitled to an additional severance payment equal to 299% of the average annual cash compensation (including salary and any bonus payments) received by him from the Company during the most recent three fiscal years plus an amount equal to the income tax liability to Mr. Alexander resulting from such payment. The agreement also requires the Company to grant to Mr. Alexander an option to purchase up to 7.5% of the shares of each subsidiary of the Company, other than Comverse Network Systems, Inc., for a price equal to the greater of the fair market value or the book value of such shares at the date of option grant.

             Mr. Alexander serves as Chairman of the Board of CNSL at a current basic salary (the "Basic Salary") of $3,500 per month. CNSL has also agreed to reimburse Mr. Alexander for certain business-related expenses, to provide him with the use of an automobile owned or leased by CNSL, and to pay certain amounts for his account into defined contribution insurance and training funds in Israel. In addition, if Mr. Alexander conducts business activities abroad, including in the United States, CNSL is required to bear his reasonable lodging and living expenses, which shall in any event be not less than the per diem allowance customarily provided to senior executive managers of Israeli companies, and if the period of his stay abroad is in excess of eight weeks, his Basic Salary during such period shall be increased to an amount which will support a standard of living comparable to that provided in Israel by the Basic Salary and other benefits afforded under the agreement. CNSL is also required to pay any taxes incurred by Mr. Alexander in respect of benefits provided to him under the agreement and certain professional fees incurred for the benefit of Mr. Alexander. In the event that CNSL unilaterally terminates or fundamentally breaches the agreement, it must pay, as liquidated damages, an amount equal to the Basic Salary due for the remainder of the term of the agreement plus an amount equal to the present value of all non-monetary benefits under the agreement. The present value of the non-monetary benefits under the agreement is not readily determinable but is estimated at approximately 25% of such salary.

             Mr. Vernia is employed as Chief Operating Officer of the Company and Chief Executive Officer of Infosys under an agreement providing for a base monthly salary at a current rate of 55,000 Israeli shekels, subject to Israeli statutory cost of living adjustment (resulting in a current annual salary equal to approximately $160,000) and an annual bonus in an amount to be determined each year. The agreement may be terminated by either party only with prior notice of at least one year. Mr. Vernia is entitled under the agreement to receive various insurance and supplemental benefits and the use of an automobile owned or leased by the Company.

             Mr. Girard is employed by the Company pursuant to an employment agreement providing for his services in the capacity of Chief Executive Officer of Comverse Network Systems for a three year term commencing January 14, 1998.

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

             Mr. Danziger is employed as President and Chief Operating officer of Comverse Network Systems under an agreement providing for a base monthly salary at a current rate of 57,000 Israeli shekels, subject to Israeli statutory cost of living adjustment (resulting in a current annual salary equal to approximately $166,000) and an annual bonus which is based on goals for Mr. Danziger and Comverse Network Systems. Mr. Danziger is entitled to receive various insurance and supplemental benefits and the use of an automobile owned or leased by the Company.


COMPENSATION OF DIRECTORS

             Each director who is not an employee of the Company or otherwise compensated by the Company for services rendered in another capacity, and whose position on the Board of Directors is not attributable to any contract between the Company and such director or any other entity with which such director is affiliated, receives compensation in the amount of $2,750 for each meeting of the Board of Directors and of certain committees of the Board of Directors attended by him during the year. Each of such eligible directors is also entitled to receive an annual stock option grant under the Company's Stock Option Plans entitling him to purchase 9,000 shares of common stock at a price per share equal to the fair market value of the common stock as reported on the NASDAQ System on the date two business days after the publication of the audited year-end financial statements of the Company. Such options are subject to forfeiture to the extent of 1,800 shares per meeting in the event that the option holder, during the year of grant, fails to attend at least five meetings of the Board of Directors and any of its committees of which the option holder is a member. Each director who resides outside of the United States and is not an officer or employee of the Company is entitled to reimbursement of expenses incurred for attendance at meetings of the Board, up to the amount of $2,000 for each meeting attended.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

             Kobi Alexander, President, Chairman of the Board and Chief Executive Officer of the Company, serves as a member of the Board of Directors of System Management ARTS, Incorporated ("SMARTS"), a developer of automated network problem diagnosis software. Dr. Shaula A. Yemini, President and Chief Executive Officer of SMARTS and Mr. Alexander's sister, is a member of the Remuneration and Stock Option Committee of the Board of Directors of the Company.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The following table sets forth certain information concerning the beneficial ownership of shares of common stock on the part of the executive officers and directors of the Company and all persons known by the Company to be beneficial owners of more than five percent of the outstanding common stock as at May 24, 1999.

                                                                                     NUMBER OF           PERCENT
                                                                                       SHARES            OF TOTAL
                                                                                    BENEFICIALLY       OUTSTANDING
BENEFICIAL OWNER                      RELATIONSHIP WITH THE COMPANY                    OWNED             SHARES(1)
----------------                      -----------------------------                    -----             ---------
Putnam Investments, Inc.
One Post Office Square
Boston, MA 02109                      Shareholder                                      8,163,987(2)       11.7%

AIM Management Group, Inc.
1315 Peachtree Street, N.E.
Atlanta, GA  30309                    Shareholder                                      7,057,906(2)       10.1%

Brinson Partners, Inc.
209 South LaSalle
Chicago, IL  60604                    Shareholder                                      3,841,332(2)        5.5%

Kobi Alexander                        President, Chairman of the Board,
                                      Chief Executive Officer and Director             1,716,844(3)        2.4%

Carmel Vernia                         Chief Operating Officer and Director               361,875(4)(5)      *

Francis E. Girard                     Chief Executive Officer,
                                      Comverse Network Systems and Director              312,545(6)         *

Itsik Danziger                        Chief Operating Officer, Comverse
                                      Network Systems and Director                        99,678 (7)        *

David Kreinberg                       Vice President of Finance and
                                      Chief Financial Officer                             22,577(8)         *

Zvi Alexander                         Director                                            26,250(9)(10)     *

John H. Friedman                      Director                                            18,000(4)(10)     *

Sam Oolie                             Director                                            15,000(4)(10)     *

William F. Sorin                      Secretary and Director                              44,997(4)(11)     *

Shaula A. Yemini, Ph.D.               Director                                            23,850(10)(12)    *

All directors and executive
  officers as a group (10 persons)                                                         2,641,616(13)   3.7%


-----------------

*        Less than 1%.

(1) Based on 69,852,047 shares of common stock issued and outstanding on May 24, 1999, excluding, except as otherwise noted, shares of common stock issuable upon the exercise of outstanding stock options.

                                         /footnotes continued on following page/

                                                     /continuation of footnotes/

  (2) Based on Schedule 13G filings with the Securities and Exchange Commission reflecting data as of December 1998.

  (3) Includes 1,363,873 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 24, 1999. Does not include 1,087,500 shares issuable upon the exercise of options that were not exercisable at or within 60 days after May 24, 1999.

  (4) Consists solely of shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 24, 1999.

  (5) Does not include 202,500 shares issuable upon the exercise of options that were not exercisable at or within 60 days after May 24, 1999.

  (6) Includes 230,663 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 24, 1999. Does not include 305,248 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 24, 1999.

  (7) Includes 99,375 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 24, 1999. Does not include 255,000 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 24, 1999.

  (8) Includes 17,416 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 24, 1999. Does not include 64,791 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 24, 1999.

  (9) Includes 18,000 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 24, 1999.

 (10) Does not include 9,000 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 24, 1999.

 (11) Does not include 86,251 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 24, 1999.

 (12) Includes 18,600 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 24, 1999.

 (13) Includes 2,187,799 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 24, 1999. Does not include 2,037,290 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 24, 1999.


OPTIONS TO PURCHASE SUBSIDIARY SHARES

                  The Company has granted to certain key executives and other employees options to acquire shares of certain subsidiaries, other than Comverse Network Systems, as a means of providing incentives directly tied to the performance of those subsidiaries for which different grantees have direct responsibility. Such options are provided to the President and Chief Executive Officer of the Company as set forth under "Employment Agreements," above. Options have been granted to other employees which, upon exercise, in the aggregate do not exceed 20% of the outstanding shares of the relevant subsidiaries. In general, these options have terms of up to ten years, become exercisable and vest over periods up to seven years from the first anniversary of the date of initial grant, and have exercise prices equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors.

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


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The Company paid or accrued legal fees to William F. Sorin, a director of the Company, in the amount of $533,100 for legal services rendered to the Company during the year ended January 31, 1999.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     COMVERSE TECHNOLOGY, INC.
                                           (Registrant)

                                     By: /s/ Kobi Alexander
                                         -------------------------------------
                                         Kobi Alexander
                                         President, Chairman of the Board
                                         and Chief Executive Officer