Form 10-Q
period 1999-04-30
COMVERSE TECHNOLOGY INC/NY/
filed 1999-06-14
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 1999

                                       or

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

                          [X] Yes          [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                 The number of shares of Common Stock, par value
         $0.10 per share, outstanding as of June 7, 1999 was 69,891,445.


                            Page 1 of 19 Total Pages
                       (Exhibit Index Appears on Page 16)

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. Financial Statements.

                                                                       Page

    1.          Condensed Consolidated Balance Sheets as
                of January 31, 1999 and April 30, 1999                    3

    2.          Condensed Consolidated Statements of Income
                for the Three Month Periods Ended April 30, 1998
                and April 30, 1999                                        4

    3.          Condensed Consolidated Statements of Cash
                Flows for the Three Month Periods Ended
                April 30, 1998 and April 30, 1999                         5

    4.          Notes to Condensed Consolidated Financial
                Statements                                                6


ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.            8




                            Page 2 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


ASSETS
                                                                               JANUARY 31,              APRIL 30,
                                                                                  1999*                   1999
                                                                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $     583,959             $      610,569
   Bank time deposits and short-term investments                                  73,658                     67,183
   Accounts receivable, net                                                      192,317                    213,842
   Inventories                                                                    46,689                     42,224
   Prepaid expenses and other current assets                                      36,014                     34,835
                                                                           -------------             --------------
TOTAL CURRENT ASSETS                                                             932,637                    968,653
PROPERTY AND EQUIPMENT, net                                                       61,445                     70,401
INVESTMENTS                                                                        7,902                      8,684
OTHER ASSETS                                                                      29,409                     32,683
                                                                           -------------             --------------
TOTAL ASSETS                                                               $   1,031,393             $    1,080,421
                                                                           =============             ==============

-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $     184,870             $      194,688
   Other current liabilities                                                      40,486                     31,014
                                                                           -------------             --------------
TOTAL CURRENT LIABILITIES                                                        225,356                    225,702
CONVERTIBLE SUBORDINATED DEBENTURES                                              415,000                    415,000
LIABILITY FOR SEVERANCE PAY                                                        4,338                      6,472
OTHER LIABILITIES                                                                  5,037                      5,562
                                                                           -------------             --------------
TOTAL LIABILITIES                                                                649,731                    652,736
                                                                           -------------             --------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -- authorized, 100,000,000 shares;
     issued and outstanding, 68,736,936 and 69,758,855 shares                      6,874                      6,976
   Additional paid-in capital                                                    253,065                    265,116
   Retained earnings                                                             118,086                    153,370
   Accumulated other comprehensive income                                          3,637                      2,223
                                                                           -------------             --------------
TOTAL STOCKHOLDERS' EQUITY                                                       381,662                    427,685
                                                                           -------------             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   1,031,393             $    1,080,421
                                                                           =============             ==============


           *The Condensed Consolidated Balance Sheet as of January 31,
               1999 has been summarized from the Company's audited
                   Consolidated Balance Sheet as of that date.
              The accompanying notes are an integral part of these
                             financial statements.



                            Page 3 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED
                                                                        APRIL 30,            APRIL 30,
                                                                           1998                 1999

Sales                                                                  $   160,481        $   200,507
Cost of sales                                                               65,865             77,427
                                                                       -----------        -----------
Gross margin                                                                94,616            123,080

Operating expenses:
     Research and development, net                                          30,654             38,417
     Selling, general and administrative                                    35,324             42,845
     Royalties and license fees                                              3,618              4,740
     Merger expenses                                                             -              1,018
                                                                       -----------        -----------

     Income from operations                                                 25,020             36,060

     Interest and other income (expense), net                                1,619              3,009
                                                                       -----------        -----------


Income before income tax provision                                          26,639             39,069
Income tax provision                                                         2,669              3,432
                                                                       -----------        -----------

Net income                                                             $    23,970        $    35,637
                                                                       ===========        ===========

Earnings per share:
     Basic                                                             $      0.37        $      0.51
                                                                       ===========        ===========
     Diluted                                                           $      0.34        $      0.47
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


                            Page 4 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                  APRIL 30,          APRIL 30,
                                                                                    1998                1999
Cash flows from operating activities:
     Net cash from operations after adjustment
        for non-cash items                                                      $   29,669         $    39,427
     Changes in assets and liabilities:
     Accounts receivable                                                           (78,615)            (18,259)
     Inventories                                                                     7,321               4,750
     Prepaid expenses and other current assets                                      (2,556)              2,164
     Accounts payable and accrued expenses                                           4,555               8,979
     Liability for severance pay                                                       274               2,134
     Other                                                                          15,468             (15,833)
                                                                                ----------         ------------
Net cash (used in) provided by operating activities                                (23,884)             23,362

Cash flows from investing activities:
     Maturities and sales (purchase) of bank time deposits
       and investments, net                                                         21,106               4,459
     Purchases of property and equipment                                            (7,639)            (11,325)
     Increase in software development costs                                         (2,225)             (3,198)
                                                                                -----------        ------------
Net cash provided by (used in) investing activities                                 11,242             (10,064)

Cash flows from financing activities:
     Net borrowings of bank loans and other debt                                       452                (436)
     Proceeds from issuance of common stock                                          3,162              12,068
                                                                                ----------         -----------
Net cash provided by financing activities                                            3,614              11,632

Net (decrease) increase in cash and cash equivalents                                (9,028)             24,930
Cash acquired in pooling of Amarex Technology, Inc.                                      -               1,680
Cash and cash equivalents, beginning of period                                     180,855             583,959
                                                                                ----------         -----------
Cash and cash equivalents, end of period                                        $  171,827         $   610,569
                                                                                ==========         ===========


   The accompanying notes are an integral part of these financial statements.



                            Page 5 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                  BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 1999. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.


                  INVENTORIES. The composition of inventories at January 31 and April 30, 1999 is as follows:


                               JANUARY 31,                  APRIL 30,
                                  1999                        1999
                                            (In thousands)

   Raw materials               $    23,944                $    19,935
   Work in process                  11,171                     18,026
   Finished goods                   11,574                      4,263
                               -----------                -----------
                               $    46,689                $    42,224
                               ===========                ===========


                  RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the three month periods ended April 30, 1998 and 1999, reimbursement from funding agencies amounted to $4,780,000 and $2,241,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties."

                  EARNINGS PER SHARE. For the three month periods ended April 30, 1998 and 1999, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The assumed conversion of the convertible subordinated debentures was antidilutive for the three month periods ended April 30, 1998 and 1999, respectively. The shares used in the computations are as follows:



                            Page 6 of 19 Total Pages

                                                THREE MONTHS ENDED
                                     APRIL 30, 1998          APRIL 30, 1999
                                                 (In thousands)

    Basic                                  65,216                 69,321
    Diluted                                70,997                 75,851


                  COMPREHENSIVE INCOME. For the three month periods ended April 30, 1998 and 1999, total comprehensive income was $24,652,000 and $34,223,000, respectively. The elements of comprehensive income include net income, unrealized gains on available for sale securities and foreign currency translation adjustments.


                  ACQUISITION OF AMAREX TECHNOLOGY, INC. In February 1999, the Company acquired all of the outstanding stock of Amarex Technology, Inc. ("Amarex"), a company that develops software-based applications for the telephone network operator and call center markets, for 346,007 shares of the Company's common stock and the assumption of options and warrants to purchase 119,643 shares of the Company's common stock. The combination has been accounted for as a pooling of interests. The Company did not restate prior period financial statements for this acquisition, as such restatement would not be material.

                  STOCK SPLIT. In April 1999, the Company effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record on March 31, 1999. All share and per share information has been adjusted to give effect to this split.







                            Page 7 of 19 Total Pages

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


         RESULTS OF OPERATIONS.

                  Sales. Sales for the three month period ended April 30, 1999 increased by approximately $40,026,000 (25%) from the 1998 period. The increase is attributable primarily to a higher volume of sales of systems and parts of enhanced service platform products.

                  Cost of Sales. Cost of sales for the three month period ended April 30, 1999 increased by approximately $11,562,000 (18%) from the corresponding period in 1998. The increase is attributable primarily to the increase in sales. Gross margin (expressed as a percentage of sales) for the three month period ended April 30, 1999 increased to approximately 61.4% from approximately 59.0% in the corresponding 1998 period.

                  Research and Development Expenses. Net research and development expenses for the three month period ended April 30, 1999 increased by approximately $7,763,000 (25%) from the corresponding period in 1998 due to the overall growth of research and development operations, the initiation of significant new research and development projects, and increases in salaries and other costs associated with research and development operations.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three month period ended April 30, 1999 increased by approximately $7,521,000 (21%) from the corresponding period in 1998. Such increase was the result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

                  Royalties and License Fees. Royalties and license fees for the three month period ended April 30, 1999 increased by approximately $1,122,000 (31%) from the corresponding period in 1998.

                  Income Tax Provision. Provision for income taxes for the three month period ended April 30, 1999 increased by approximately $763,000 (29%) from the 1998 period due to increased pre-tax income. The Company's overall effective tax rate was approximately 10% in the 1998 period and 9% in the three month period ended April 30, 1999. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of its subsidiaries in Israel.

                  Net Income. Net income after taxes for the three month period ended April 30, 1999 increased by approximately $11,667,000 (49%) from the 1998 period, primarily as a result of the factors described above. Net income after taxes as a percentage of sales increased to approximately 17.8% in the three month period ended April 30, 1999 from approximately 14.9% in the 1998 period.


                            Page 8 of 19 Total Pages

         LIQUIDITY AND CAPITAL RESOURCES. At April 30, 1999, the Company had cash and cash equivalents of approximately $610,569,000, bank time deposits and short-term investments of approximately $67,183,000 and working capital of approximately $742,951,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

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

         The telecommunications industry is subject to rapid technological change. The Company's revenue stream will depend on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis, including any customer-requested custom software enhancements required in the course of product delivery. The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. In addition, if the Company were to delay the introduction of new products, or to delay the delivery of specific custom software enhancements, the Company's operating results could be adversely affected. The Company sells a majority of its products to companies in the


                            Page 9 of 19 Total Pages
telecommunications industry. This industry is undergoing significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment may have an impact on the Company's revenues and/or costs in any given part of the world. The telecommunications industry is also affected by the advent new technologies and alternatives for the delivery of services, such as digital transmission standards and Internet telephony. The Company's success will depend in part upon its ability to correctly anticipate technicological changes and to provide the range of features and capabilities required by its customers to take advantage of new technological opportunities. The worldwide market for enhanced services platform ("ESP"s) systems is already highly competitive and the Company expects competition to intensify. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the ESP system markets. Moreover, as the Company enters into new markets for enhanced services as a result of its own research and development efforts or acquisitions, it is likely to ecounter new competitors. In January 1998, the Company merged with Boston Technology, Inc. ("Boston"), a manufacturer of ESP systems. As a result of its significantly greater concentration on a small number of large telephone company customers, Boston's business has historically been considerably more volatile than that of the Company before the merger, and the operations of the combined Company are likely to be less predictable and subject to greater risks from actions of individual customers than the operations of the Company in prior years.

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

         The Company has historically derived a significant portion of its sales and operating profit from contracts for large system installations with major customers. Boston's operating results, in particular, have often been characterized by volatility and lack of predictability, reflecting its traditional customer concentration among major telecommunications services


                            Page 10 of 19 Total Pages
providers such as the Regional Bell Operating Companies. The Company continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The Company believes that opportunities for large installations will continue to grow in both its commercial and government markets, and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. Although the Company is actively pursuing a number of significant procurement opportunities in the United States and internationally, both the timing of any eventual procurements and the probability of the Company's receipt of significant contract awards are uncertain. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

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

         A significant portion of the Company's research and development and manufacturing operations are located in Israel and may be affected by regulatory, political, military and economic conditions in that country. The Company's historical operating results reflect substantial benefits from programs sponsored by the Israeli government for the support of research and development, as well as favorable tax rates available to "Approved Enterprises" in Israel. The Israeli government has indicated its intention to reexamine


                            Page 11 of 19 Total Pages
certain of its policies in these areas. Recently, the government acted to increase, from between 2% and 3% of associated product sales to 3% of associated product revenues (including service and other related revenues), the annual rate of royalties to be applied to repayment of benefits under the conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, a program in which the Company has regularly participated and under which it continues to receive significant benefits through reimbursement of up to 50% of qualified research and development expenditures. The Company's repayment of amounts received under the program will be accelerated through these higher royalty rates until repayment is completed. Repayment of any amounts received under programs which have been, or will be, approved by the Office of the Chief Scientist after January 1, 1999 will entail repayment of the amount received (calculated in US Dollars), plus interest on such amount at a rate equal to the 12-month LIBOR rate in effect at the time of the approval of the program. In addition, permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Israeli authorities have also indicated that these research and development funding programs will be significantly further reduced in the future, particularly for larger entities such as the Company. The Israeli government has also shortened the period of the tax moratorium applicable to "Approved Enterprises" from four years to two years. Although this change has not affected the tax status of the Company's projects that were eligible for the moratorium prior to 1997, it applies to the subsequent "Approved Enterprises" of the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in or take advantage of those programs, the cost to the Company of its operations in Israel would materially increase and there would be an adverse effect on the results of the Company's operations as a whole. To the extent the Company increases its activities outside Israel, such increased activities will not be eligible for programs sponsored by Israel. Most of the Company's research and development and manufacturing operations attributable to Boston are expected to continue to be located in the United States and thus will not be eligible for the benefits of those programs. Accordingly, the effective cost to the Company of its future research and development activities in particular, and its operations in general, could significantly increase relative to that of Comverse, historically.

         The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The Company has, and anticipates that it will continue to receive, significant contracts denominated in foreign (primarily Western European and Japanese) currencies. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of


                            Page 12 of 19 Total Pages
significant changes in currency rates during the contract period. Since the Company will hedge the exchange rate risks associated with long-term contracts denominated in foreign currencies only to a limited extent, if at all, operating results can be affected by the impact of currency fluctuations as well as the cost of such hedging.

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

         The Company has initiated a comprehensive program to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to it and into which the Company's products are integrated. Assessment and remediation are proceeding in tandem, and the Company intends to have its critical internal systems in Year 2000 compliance by the end of the third quarter of 1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing,


                            Page 13 of 19 Total Pages
engineering, sales, finance and human resources. The costs incurred to date related to these programs have been less than $5,000,000.

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


                  FORWARD-LOOKING STATEMENTS. From time to time, the Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations,


                            Page 14 of 19 Total Pages
statements of future economic performance, and statements of assumptions relating thereto.

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


         MARKET RISK DISCLOSURES. Refer to Item 7A in the Company's Annual Report on Form 10-K for a discussion about the Company's exposure to market risks.



                            Page 15 of 19 Total Pages

                                     PART II

                                Other Information


ITEM 6. Exhibits and Reports on Form 8-K.

(a)        Exhibit Index.

           Item
           Number          Exhibit                                    Page
           ------          -------                                    ----

               11.         Statement re computation of
                           per share earnings.                         18

               27.         Financial data schedule                     19



(b)        Reports on Form 8-K.

           None




                            Page 16 of 19 Total Pages

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COMVERSE TECHNOLOGY, INC.


Dated:    June 8, 1999                S/ Kobi Alexander
                                      -------------------------------------
                                      Kobi Alexander
                                      President, Chairman of the Board
                                        and Chief Executive Officer


Dated:    June 8, 1999                S / David Kreinberg
                                      -------------------------------------
                                      David Kreinberg
                                      Vice President of Finance
                                        and Chief Financial Officer






                            Page 17 of 19 Total Pages