Form 10-Q
period 1999-07-31
COMVERSE TECHNOLOGY INC/NY/
filed 1999-09-14
CIK 803014

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1999

                                       or

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

                                              [X] Yes             [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                    The number of shares of Common Stock, par
                      value $0.10 per share, outstanding as
                      of September 10, 1999 was 71,277,851.


                            Page 1 of 19 Total Pages
                       (Exhibit Index Appears on Page 16)

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements.

                                                                         Page
                                                                         ----

    1.            Condensed Consolidated Balance Sheets as
                  of January 31, 1999 and July 31, 1999                    3

    2.            Condensed Consolidated Statements of Income
                  for the Three and Six Month Periods
                  Ended July 31, 1998 and 1999                             4

    3.            Condensed Consolidated Statements of Cash
                  Flows for the Six Month Periods Ended
                  July 31, 1998 and 1999                                   5

    4.            Notes to Condensed Consolidated Financial
                  Statements                                               6


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                    8







                            Page 2 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



ASSETS
------
                                                                                      JANUARY 31,                  JULY 31,
                                                                                         1999*                       1999
                                                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                     $       583,959                $       303,444
   Bank time deposits and short-term investments                                          73,658                        409,384
   Accounts receivable, net                                                              192,317                        224,834
   Inventories                                                                            46,689                         49,535
   Prepaid expenses and other current assets                                              36,014                         39,303
                                                                                 ---------------                ---------------
TOTAL CURRENT ASSETS                                                                     932,637                      1,026,500
PROPERTY AND EQUIPMENT, net                                                               61,445                         78,340
INVESTMENTS                                                                                7,902                          9,723
OTHER ASSETS                                                                              29,409                         33,023
                                                                                 ---------------                ---------------
TOTAL ASSETS $                                                                   $     1,031,393                $     1,147,586
                                                                                 ===============                ===============

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                         $       184,870                $       208,325
   Other current liabilities                                                              40,486                         30,708
                                                                                 ---------------                ---------------
TOTAL CURRENT LIABILITIES                                                                225,356                        239,033
CONVERTIBLE SUBORDINATED DEBENTURES                                                      415,000                        415,000
LIABILITY FOR SEVERANCE PAY                                                                4,338                          6,264
OTHER LIABILITIES                                                                          5,037                          5,313
                                                                                 ---------------                ---------------
TOTAL LIABILITIES                                                                        649,731                        665,610
                                                                                 ---------------                ---------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -- authorized, 100,000,000 shares;
     issued and outstanding, 68,736,936 and 70,722,029 shares                              6,874                          7,072
   Additional paid-in capital                                                            253,065                        278,557
   Retained earnings                                                                     118,086                        193,771
   Accumulated other comprehensive income                                                  3,637                          2,576
                                                                                 ---------------                ---------------
TOTAL STOCKHOLDERS' EQUITY                                                               381,662                        481,976
                                                                                 ---------------                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     1,031,393                $     1,147,586
                                                                                 ===============                ===============



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

                            Page 3 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Six months ended                   Three months ended
                                                       July 31,          July 31,          July 31,          July 31,
                                                        1998               1999              1998              1999

Sales                                                 $327,885          $409,787          $167,404          $209,280
Cost of sales                                          133,581           156,493            67,716            79,066
                                                      --------          --------          --------          --------
Gross margin                                           194,304           253,294            99,688           130,214

Operating expenses:
      Research and development, net                     62,586            78,871            31,932            40,454
      Selling, general and administrative               72,162            86,994            36,838            44,149
      Royalties and license fees                         7,515             9,472             3,897             4,732
      Merger expenses                                     --               1,018              --                --
                                                      --------          --------          --------          --------

      Income from operations                            52,041            76,939            27,021            40,879

      Interest and other income, net                     3,454             6,328             1,835             3,319
                                                      --------          --------          --------          --------

Income before income tax provision                      55,495            83,267            28,856            44,198
Income tax provision                                     5,458             7,229             2,789             3,797
                                                      --------          --------          --------          --------
Net income                                            $ 50,037          $ 76,038          $ 26,067          $ 40,401
                                                      ========          ========          ========          ========

Earnings per share:
      Basic                                           $   0.76          $   1.09          $   0.40          $   0.57
                                                      ========          ========          ========          ========
      Diluted                                         $   0.70          $   0.98          $   0.36          $   0.52
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


                            Page 4 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                       JULY 31,               JULY 31,
                                                                                         1998                   1999
Cash flows from operating activities:
      Net cash from operations after adjustment
         for non-cash items                                                       $      61,842          $      90,059
      Changes in assets and liabilities:
      Accounts receivable                                                               (99,072)               (29,251)
      Inventories                                                                         8,059                 (2,561)
      Prepaid expenses and other current assets                                          (7,349)                (2,306)
      Accounts payable and accrued expenses                                              21,246                 22,616
      Liability for severance pay                                                           521                  1,926
      Other                                                                              12,648                (16,183)
                                                                                  -------------          --------------
Net cash (used in) provided by operating activities                                      (2,105)                64,300

Cash flows from investing activities:
      Maturities and sales (purchase) of bank time deposits
        and investments, net                                                           (301,379)              (338,484)
      Purchases of property and equipment                                               (11,243)               (26,432)
      Increase in software development costs                                             (4,612)                (6,663)
                                                                                  --------------         --------------
Net cash (used in) investing activities                                                (317,234)              (371,579)

Cash flows from financing activities:
      Net proceeds from issuance of debentures                                          292,672                      -
      Net borrowings of bank loans and other debt                                       (20,779)                  (521)
      Proceeds from issuance of common stock                                             13,138                 25,605
                                                                                  -------------          -------------
Net cash provided by financing activities                                               285,031                 25,084

Net (decrease) in cash and cash equivalents                                             (34,308)              (282,195)
Cash acquired in pooling of Amarex Technology, Inc.                                           -                  1,680
Cash and cash equivalents, beginning of period                                          180,855                583,959
                                                                                  -------------          -------------
Cash and cash equivalents, end of period                                          $     146,547          $     303,444
                                                                                  =============          =============





The accompanying notes are an integral part of these financial statements.

                            Page 5 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                     BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 1999. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and six month periods ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.


                     INVENTORIES. The composition of inventories at January 31 and July 31, 1999 is as follows:

                                 JANUARY 31,                       JULY 31,
                                     1999                            1999
                                              (In thousands)

   Raw materials              $      23,944                   $      19,685
   Work in process                   11,171                          22,465
   Finished goods                    11,574                           7,385
                              -------------                   -------------
                              $      46,689                   $      49,535
                              =============                   =============


                     RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the three month and six months periods ended July 31, 1999, reimbursement from funding agencies amounted to $3,268,000 and $5,509,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties."

                     EARNINGS PER SHARE. For the three month and six month periods ended July 31, 1998 and 1999, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The assumed conversion of the convertible subordinated debentures was antidilutive for the three month periods ended July 31, 1998 and 1999, respectively, and the six month period ended July 31, 1998. The shares used in the computations are as follows:

                            Page 6 of 19 Total Pages

                 SIX MONTHS ENDED                       THREE MONTHS ENDED
                      JULY 31,                               JULY 31,
              1998              1999                  1998             1999
                                       (In thousands)

Basic         65,499            69,889                65,763            70,291
Diluted       71,127            87,342                71,645            77,109


                     COMPREHENSIVE INCOME. For the three month and six month periods ended July 31, 1998 and 1999, total comprehensive income was $24,614,000 and $40,754,000 and $49,266,000 and $74,977,000, respectively. The elements of comprehensive income include net income, unrealized gains on available for sale securities and foreign currency translation adjustments.


                     ACQUISITIONS. In February 1999, the Company acquired all of the outstanding stock of Amarex Technology, Inc., a company that develops software-based applications for the telephone network operator and call center markets, for 346,007 shares of the Company's common stock and the assumption of options and warrants to purchase 119,643 shares of the Company's common stock. The combination has been accounted for as a pooling of interests. The Company did not restate prior period financial statements for this acquisition, as such restatement would not be material.

                     In August 1999, the Company acquired all of the outstanding stock of InTouch Systems, Inc., a company that develops and markets a suite of intelligent voice-controlled software applications, for 339,601 shares of the Company's common stock and the assumption of options to purchase 39,561 shares of the Company's common stock. The combination has been accounted for as a pooling of interests. The Company will not restate prior period financials for this acquisition, as such restatement would not be material.

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






                            Page 7 of 19 Total Pages

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


           RESULTS OF OPERATIONS.

                     Sales. Sales for the six month and three month periods ended July 31, 1999 increased by approximately $81,902,000 (25%) and $41,876,000 (25%), respectively, from the 1998 periods. The increases are attributable primarily to a higher volume of sales of systems and parts of enhanced service platform products.

                     Cost of Sales. Cost of sales for the six month and three month periods ended July 31, 1999 increased by approximately $22,912,000 (17%) and $11,350,000 (17%), respectively, from the corresponding periods in 1998. The increases are attributable primarily to increases in sales. Gross margin (expressed as a percentage of sales) for the six month and three month periods ended July 31, 1999 increased to approximately 61.8% and 62.2%, respectively, from approximately 59.3% and 59.5%, respectively, in the corresponding 1998 periods.

                     Research and Development Expenses. Net research and development expenses for the six month and three month periods ended July 31, 1999 increased by approximately $16,285,000 (26%) and $8,522,000 (27%), respectively, from the corresponding periods in 1998 due to the overall growth of research and development operations, the initiation of significant new research and development projects, and increases in salaries and other costs associated with research and development operations.

                     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six month and three month periods ended July 31, 1999 increased by approximately $14,832,000 (21%) and $7,311,000 (20%), respectively, from the corresponding periods in 1998. Such increases were the result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

                     Royalties and License Fees. Royalties and license fees for the six and three month periods ended July 31, 1999 increased by approximately $1,957,000 (26%) and $835,000 (21%), respectively, from the corresponding periods in 1998.

                     Income Tax Provision. Provision for income taxes for the six and three month periods ended July 31, 1999 increased by $1,771,000 (32%) and $1,008,000 (36%), respectively, from the corresponding 1998 periods due to increased pre-tax income. The Company's overall effective tax rate was approximately 10% in the six and three month periods ended July 31, 1998, and 9% in the six and three month periods ended July 31, 1999. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of its subsidiaries in Israel.

                            Page 8 of 19 Total Pages

                     Net Income. Net income after taxes for the six month and three month periods ended July 31, 1999 increased by approximately $26,001,000 (52%) and $14,334,000 (55%), respectively, from the 1998 periods, primarily as a result of the factors described above. Net income after taxes as a percentage of sales increased to approximately 18.6% and 19.3%, respectively, in the six and three month periods ended July 31, 1999 from approximately 15.3% and 15.6%, respectively, in the six and three month periods ended July 31, 1998.


           LIQUIDITY AND CAPITAL RESOURCES. At July 31, 1999, the Company had cash and cash equivalents of approximately $303,444,000, bank time deposits and short-term investments of approximately $409,384,000 and working capital of approximately $787,467,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

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

           The telecommunications industry is subject to rapid technological change. The Company's revenue stream will depend on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis, including any customer-requested custom software enhancements required in the course of product delivery. The Company's

                            Page 9 of 19 Total Pages
products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. In addition, if the Company were to delay the introduction of new products, or to delay the delivery of specific custom software enhancements, the Company's operating results could be adversely affected. The Company sells a majority of its products to companies in the telecommunications industry. This industry is undergoing significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment may have an impact on the Company's revenues and/or costs in any given part of the world. The telecommunications industry is also affected by the advent of new technologies and alternatives for the delivery of services, such as digital transmission standards and Internet telephony. The Company's success will depend in part upon its ability to correctly anticipate technological changes and to provide the range of features and capabilities required by its customers to take advantage of new technological opportunities. The worldwide market for enhanced services platform ("ESP"s) systems is already highly competitive and the Company expects competition to intensify. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the ESP system markets. Moreover, as the Company enters into new markets for enhanced services as a result of its own research and development efforts or acquisitions, it is likely to encounter new competitors. In January 1998, the Company merged with Boston Technology, Inc. ("Boston"), a manufacturer of ESP systems. As a result of its significantly greater concentration on a small number of large telephone company customers, Boston's business has historically been considerably more volatile than that of the Company before the merger, and the operations of the combined Company are likely to be less predictable and subject to greater risks from actions of individual customers than the operations of the Company in prior years.

           The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. The delay and uncertainties surrounding the Communications Assistance for Law Enforcement Act ("CALEA") have had a significant negative impact on acquisition plans of law enforcement agencies in North America engaged in monitoring activities. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. This market is also highly regulated, and opportunities can be affected by the Company's ability to obtain and maintain in effect


                            Page 10 of 19 Total Pages
security clearances for personnel and facilities, to obtain export licenses and to comply with government procurement policies and practices. The lack of predictability in the timing and scope of government procurements have made planning decisions more difficult and have increased the associated risks.

           The Company has historically derived a significant portion of its sales and operating profit from contracts for large system installations with major customers. Boston's operating results, in particular, have often been characterized by volatility and lack of predictability, reflecting its traditional customer concentration among major telecommunications services providers such as the Regional Bell Operating Companies. The Company continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The Company believes that opportunities for large installations will continue to grow in its commercial markets, and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. Although the Company is actively pursuing a number of significant procurement opportunities in the United States and internationally, both the timing of any eventual procurements and the probability of the Company's receipt of significant contract awards are uncertain. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

           The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a growing number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent years has not been offset in each instance by proportional devaluation of the Israeli shekel against the United States dollar, and accordingly has had a negative impact on

                            Page 11 of 19 Total Pages
the Company's overall results of operations. Continuation of such trends may have a material adverse effect on the Company's future results of operations.

           A significant portion of the Company's research and development and manufacturing operations are located in Israel and may be affected by regulatory, political, military and economic conditions in that country. The Company's historical operating results reflect substantial benefits from programs sponsored by the Israeli government for the support of research and development, as well as favorable tax rates available to "Approved Enterprises" in Israel. The Israeli government has indicated its intention to reexamine certain of its policies in these areas. In recent years, the government has acted to increase the annual rate of royalties to be applied to repayment of benefits under the conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, a program in which the Company has regularly participated and under which it continues to receive significant benefits through reimbursement of up to 50% of qualified research and development expenditures. Increases in royalties, which currently amount to 3% of affected product revenues (including service and other related revenues), have the effect of increasing the Company's expenses and accelerating the Company's repayment of amounts received under the program until repayment is completed. Repayment of any amounts received under programs which have been, or will be, approved by the Office of the Chief Scientist after January 1, 1999 will entail repayment of the amount received (calculated in US Dollars), plus interest on such amount at a rate equal to the 12-month LIBOR rate in effect at the time of the approval of the program. In addition, permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Israeli authorities have also indicated that these research and development funding programs will be significantly further reduced in the future, particularly for larger entities such as the Company. The Israeli government has also shortened the period of the tax moratorium applicable to "Approved Enterprises" from four years to two years. Although this change has not affected the tax status of the Company's projects that were eligible for the moratorium prior to 1997, it applies to the subsequent "Approved Enterprises" of the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in or take advantage of those programs, the cost to the Company of its operations in Israel would materially increase and there would be a significant adverse effect on the results of the Company's operations as a whole. To the extent the Company increases its activities outside Israel, such increased activities will not be eligible for programs sponsored by Israel. Most of the Company's research and development and manufacturing operations attributable to Boston are expected to continue to be located in the United States and thus will not be eligible for the benefits of those programs. Accordingly, the effective cost to the Company of its future research and development activities in particular, and its operations in general, could significantly increase relative to that of Comverse, historically.

           The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks,

                            Page 12 of 19 Total Pages
including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. The recent recession in the Far East and Southeast Asia reduced the demand for the Company's systems in certain countries, and the Company's future operating results and financial condition could be adversely affected by prevailing regional economic conditions and related trade or currency disruptions. Moreover, the Company's future operating results and financial condition will be adversely affected should recessionary conditions appear in other major world markets. Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The Company has, and anticipates that it will continue to receive, significant contracts denominated in foreign (primarily Western European and Japanese) currencies. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of significant changes in currency rates during the contract period. Since the Company will hedge the exchange rate risks associated with long-term contracts denominated in foreign currencies only to a limited extent, if at all, operating results can be affected by the impact of currency fluctuations as well as the cost of such hedging.

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

           Although the Company believes that its current products generally either are, or upon the completion of current modification programs will be, Year 2000 compliant, no assurance can be given that its Year 2000 compliance efforts will prove to be fully successful or that unanticipated costs and problems will not be encountered in such efforts. In addition, the Company has determined that older generations of certain of its products are not and cannot, without unreasonable effort and expense, be made Year 2000 compliant. The costs incurred to date related to the Company's Year 2000 compliance program have been less than $7,000,000. The program is expected to continue through fiscal 1999, but is not anticipated to have a material adverse effect on the Company's business or financial condition.

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

                            Page 13 of 19 Total Pages

           The Company has implemented a comprehensive program to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to it and into which the Company's products are integrated. Assessment and remediation are proceeding in tandem, and the Company intends to have its critical internal systems in Year 2000 compliance by the end of 1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources. The costs incurred to date related to these programs have been less than $5,000,000.

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

           The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology and government contracting businesses, and particularly smaller and medium-sized publicly traded companies such as the Company, tend to exhibit a high degree of volatility. The Company's revenues and earnings may be more volatile than those of Comverse historically as a result of the greater concentration of Boston's business on a limited number of large customers. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies

                            Page 14 of 19 Total Pages
in the telecommunications equipment industry in general, and the Company's industry in particular, which may not have any direct relationship with the Company's business or prospects.

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

                 27.     Financial data schedule          Filed electronically


s(b)          Reports on Form 8-K.

             None


                            Page 16 of 19 Total Pages

                                   SIGNATURES
                                   ----------


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COMVERSE TECHNOLOGY, INC.


Dated:      September 14, 1999             /s/ Kobi Alexander
                                           ------------------------------------
                                           Kobi Alexander
                                           President, Chairman of the Board
                                           and Chief Executive Officer


Dated:      September 14, 1999             /s/ David Kreinberg
                                           ------------------------------------
                                           David Kreinberg
                                           Vice President of Finance
                                           and Chief Financial Officer









                            Page 17 of 19 Total Pages