Form 10-Q
period 1999-10-31
COMVERSE TECHNOLOGY INC/NY/
filed 1999-12-13
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1999

                                       or

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

                                             [X] Yes          [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of December 10, 1999 was 76,346,924.


                            Page 1 of 20 Total Pages
                       (Exhibit Index Appears on Page 16)

                                     PART I

                              FINANCIAL INFORMATION


  ITEM 1.         Financial Statements.
                                                                       Page
                                                                       ----

    1.            Condensed Consolidated Balance Sheets as
                  of January 31, 1999 and October 31, 1999               3

    2.            Condensed Consolidated Statements of Income
                  for the Three and Nine Month Periods
                  Ended October 31, 1998 and 1999                        4

    3.            Condensed Consolidated Statements of Cash
                  Flows for the Nine Month Periods Ended
                  October 31, 1998 and 1999                              5

    4.            Notes to Condensed Consolidated Financial
                  Statements                                             6


ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.         8




                               Page 2 of 20 Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
------
                                                                            JANUARY 31,             OCTOBER 31,
                                                                               1999*                   1999
                                                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                           $       583,959            $       302,429
   Bank time deposits and short-term investments                                73,658                    424,455
   Accounts receivable, net                                                    192,317                    238,034
   Inventories                                                                  46,689                     68,866
   Prepaid expenses and other current assets                                    36,014                     46,651
                                                                       ---------------            ---------------
TOTAL CURRENT ASSETS                                                           932,637                  1,080,435
PROPERTY AND EQUIPMENT, net                                                     61,445                    117,175
INVESTMENTS                                                                      7,902                     10,966
OTHER ASSETS                                                                    29,409                     32,554
                                                                       ---------------            ---------------
TOTAL ASSETS                                                           $     1,031,393            $     1,241,130
                                                                       ===============            ===============

------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                               $       184,870            $       229,999
   Other current liabilities                                                    40,486                     52,083
                                                                       ---------------            ---------------
TOTAL CURRENT LIABILITIES                                                      225,356                    282,082
CONVERTIBLE SUBORDINATED DEBENTURES                                            415,000                    300,000
LIABILITY FOR SEVERANCE PAY                                                      4,338                      6,627
OTHER LIABILITIES                                                                5,037                      4,854
                                                                       ---------------            ---------------
TOTAL LIABILITIES                                                              649,731                    593,563
                                                                       ---------------            ---------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
      authorized, 100,000,000 and 300,000,000 shares;
     issued and outstanding, 68,736,936 and 75,352,818 shares                    6,874                      7,535
   Additional paid-in capital                                                  253,065                    403,388
   Retained earnings                                                           118,086                    235,355
   Accumulated other comprehensive income                                        3,637                      1,289
                                                                       ---------------            ---------------
TOTAL STOCKHOLDERS' EQUITY                                                     381,662                    647,567
                                                                       ---------------            ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     1,031,393            $     1,241,130
                                                                       ===============            ===============


    *The Condensed Consolidated Balance Sheet as of January 31, 1999 has been summarized from the Company's audited Consolidated
                         Balance Sheet as of that date.
   The accompanying notes are an integral part of these financial statements.



                               Page 3 of 20 Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        NINE MONTHS ENDED                             THREE MONTHS ENDED
                                                OCTOBER 31,            OCTOBER 31,           OCTOBER 31,              OCTOBER 31,
                                                   1998                   1999                  1998                     1999
Sales                                         $     505,992          $     631,601         $       178,107          $      221,814
Cost of sales                                       204,530                239,718                  70,949                  83,225
                                              -------------          -------------         ---------------          --------------
Gross margin                                        301,462                391,883                 107,158                 138,589

Operating expenses:
      Research and development, net                  96,812                121,691                  34,226                  42,820
      Selling, general and administrative           110,806                133,716                  38,644                  46,722
      Royalties and license fees                     11,890                 14,070                   4,375                   4,598
      Merger expenses                                     -                  2,016                       -                     998
                                              -------------          -------------         ---------------          --------------

      Income from operations                         81,954                120,390                  29,913                  43,451

      Interest and other income, net                  5,717                 10,505                   2,263                   4,177
                                              -------------          -------------         ---------------          --------------

Income before income tax provision                   87,671                130,895                  32,176                  47,628
Income tax provision                                  8,513                 11,168                   3,055                   3,939
                                              -------------          -------------         ---------------          --------------

Net income                                    $      79,158          $     119,727         $        29,121          $       43,689
                                              =============          =============         ===============          ==============
Earnings per share:
      Basic                                   $        1.20          $        1.70         $          0.44          $         0.61
                                              =============          =============         ===============          ==============
      Diluted                                 $        1.12          $        1.53         $          0.41          $         0.55
                                              =============          =============         ===============          ==============

   The accompanying notes are an integral part of these financial statements.


                               Page 4 of 20 Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                       NINE MONTHS ENDED
                                                                                               OCTOBER 31,           OCTOBER 31,
                                                                                                  1998                   1999
Cash flows from operating activities:
      Net cash from operations after adjustment
         for non-cash items                                                                  $      98,741          $     141,184
      Changes in assets and liabilities:
      Accounts receivable                                                                         (114,515)               (42,406)
      Inventories                                                                                    7,302                (21,892)
      Prepaid expenses and other current assets                                                     (3,237)                (8,786)
      Accounts payable and accrued expenses                                                         44,863                 43,389
      Liability for severance pay                                                                       67                  2,289
      Other                                                                                         14,598                  5,006
                                                                                             -------------          -------------
Net cash provided by operating activities                                                           47,819                118,784

Cash flows from investing activities:
      Maturities and sales (purchase) of bank time deposits
        and investments, net                                                                      (303,637)              (356,285)
      Purchases of property and equipment                                                          (17,112)               (72,435)
      Increase in software development costs                                                        (6,676)                (9,574)
                                                                                             --------------         --------------
Net cash (used in) investing activities                                                           (327,425)              (438,294)

Cash flows from financing activities:
      Net proceeds from issuance of debentures                                                     292,672                      -
      Net payments of bank loans and other debt                                                    (21,974)                  (919)
      Proceeds from issuance of common stock                                                        16,364                 37,192
                                                                                             -------------          -------------
Net cash provided by financing activities                                                          287,062                 36,273

Net increase (decrease) in cash and cash equivalents                                                 7,456               (283,237)
Cash acquired in pooling of interests transactions                                                       -                  1,707
Cash and cash equivalents, beginning of period                                                     180,855                583,959
                                                                                             -------------          -------------
Cash and cash equivalents, end of period                                                     $     188,311          $     302,429
                                                                                             =============          =============


   The accompanying notes are an integral part of these financial statements.


                               Page 5 of 20 Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                     BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 1999. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and nine month periods ended October 31, 1999 are not necessarily indicative of the results to be expected for the full year.


                     INVENTORIES. The composition of inventories at January 31 and October 31, 1999 is as follows:

                                        JANUARY 31,              OCTOBER 31,
                                           1999                     1999
                                                  (In thousands)

   Raw materials                      $      23,944            $      28,716
   Work in process                           11,171                   26,831
   Finished goods                            11,574                   13,319
                                      -------------            -------------
                                      $      46,689            $      68,866
                                      =============            =============


                     RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the three month and nine months periods ended October 31, 1999, reimbursement from funding agencies amounted to $3,784,000 and $9,293,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties."

                     EARNINGS PER SHARE. For the three month and nine month periods ended October 31, 1998 and 1999, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The conversion of the 5 3/4% convertible subordinated debentures is assumed as of the beginning of the three and nine month periods ending October 31, 1999 through the date of redemption. The assumed conversion of the 5-3/4% convertible subordinated debentures was antidilutive for the three and nine month periods ending October 31, 1998. The conversion of the 4-1/2 % convertible subordinated debentures is assumed as of the beginning of the nine month period ended October 31, 1999. The assumed conversion of the 4-1/2 % convertible subordinated debentures was antidilutive for the three and nine month periods ended October 31, 1998 and for the three month period ended October 31, 1999. The shares used in the computations are as follows:


                               Page 6 of 20 Pages

                 NINE MONTHS ENDED                      THREE MONTHS ENDED
                      OCTOBER 31,                            OCTOBER 31,
               1998              1999                  1998             1999
                                        (In thousands)
  Basic        65,801            70,579                66,389            72,077
  Diluted      70,991            87,749                70,670            81,818


                     COMPREHENSIVE INCOME. Total comprehensive income was $30,902,000 and $80,169,000, respectively, for the three month and nine month periods ended October 31, 1998 and $42,402,000 and $117,379,000, respectively, for the corresponding periods ended October 31, 1999. The elements of comprehensive income include net income, unrealized gains on available for sale securities and foreign currency translation adjustments.


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

                     The Company did not restate prior period financial statements for these acquisitions, as such restatements would not be material.


                     STOCK SPLIT. In April 1999, the Company effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record on March 31, 1999. All share and per share information has been adjusted to give effect to this split.


                     CONVERTIBLE SUBORDINATED DEBENTURES. In October 1996, the Company issued $115,000,000 of convertible subordinated debentures bearing interest at 5-3/4% per annum, payable semi-annually. In October 1999, the Company called these debentures for redemption. The debentures were converted into 3,770,458 shares of common stock.


                     INCREASE IN AUTHORIZED COMMON SHARES. At the Annual Meeting of Shareholders held on October 8, 1999, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase from 100,000,000 to 300,000,000 the aggregate number of authorized common shares, par value $.10 per share, of the Company.


                               Page 7 of 20 Pages

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


           RESULTS OF OPERATIONS.

                     Sales. Sales for the nine month and three month periods ended October 31, 1999 increased by approximately $125,609,000 (25%) and $43,707,000 (25%), respectively, from the 1998 periods. The increases are attributable primarily to a higher volume of sales of systems and parts of enhanced service systems and software.

                     Cost of Sales. Cost of sales for the nine month and three month periods ended October 31, 1999 increased by approximately $35,188,000 (17%) and $12,276,000 (17%), respectively, from the corresponding periods in 1998. The increases are attributable primarily to increases in sales. Gross margin (expressed as a percentage of sales) for the nine month and three month periods ended October 31, 1999 increased to approximately 62.0% and 62.5%, respectively, from approximately 59.6% and 60.2%, respectively, in the corresponding 1998 periods.

                     Research and Development Expenses. Net research and development expenses for the nine month and three month periods ended October 31, 1999 increased by approximately $24,879,000 (26%) and $8,594,000 (25%), respectively, from the corresponding periods in 1998 due to the overall growth of research and development operations, the initiation of significant new research and development projects, and increases in salaries and other costs associated with research and development operations.

                     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine month and three month periods ended October 31, 1999 increased by approximately $22,910,000 (21%) and $8,078,000 (21%), respectively, from the corresponding periods in 1998. Such increases were the result of increased sales, marketing and administrative activities associated with the overall growth of the Company's operations, and particularly with the expansion of direct sales and marketing activities.

                     Royalties and License Fees. Royalties and license fees for the nine and three month periods ended October 31, 1999 increased by approximately $2,180,000 (18%) and $223,000 (5%), respectively, from the corresponding periods in 1998.

                     Income Tax Provision. Provision for income taxes for the nine and three month periods ended October 31, 1999 increased by $2,655,000 (31%) and $884,000 (29%), respectively, from the corresponding 1998 periods due to increased pre-tax income. The Company's overall effective tax rate was approximately 10% and 9%, respectively, in the nine and three month periods ended October 31, 1998, and 9% and 8%, respectively, in the nine and three month periods ended October 31, 1999. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of its subsidiaries in Israel.


                               Page 8 of 20 Pages

                     Net Income. Net income after taxes for the nine month and three month periods ended October 31, 1999 increased by approximately $40,569,000 (51%) and $14,568,000 (50%), respectively, from the 1998 periods, primarily as a result of the factors described above. Net income after taxes as a percentage of sales increased to approximately 19.0% and 19.7%, respectively, in the nine and three month periods ended October 31, 1999 from approximately 15.6% and 16.4%, respectively, in the nine and three month periods ended October 31, 1998.


           LIQUIDITY AND CAPITAL RESOURCES. At October 31, 1999, the Company had cash and cash equivalents of approximately $302,429,000, bank time deposits and short-term investments of approximately $424,455,000 and working capital of approximately $798,353,000. The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future.

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

           The telecommunications industry is subject to rapid technological change. The Company's revenue stream will depend on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis, including any customer-requested custom software enhancements required in


                               Page 9 of 20 Pages
the course of product delivery. The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. In addition, if the Company were to delay the introduction of new products, or to delay the delivery of specific custom software enhancements, the Company's operating results could be adversely affected. The Company sells a majority of its products to companies in the telecommunications industry. This industry is undergoing significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment may have an impact on the Company's revenues and/or costs in any given part of the world. The telecommunications industry is also affected by the advent of new technologies and alternatives for the delivery of services, such as digital transmission standards and Internet telephony. The Company's success will depend in part upon its ability to correctly anticipate technological changes and to provide the range of features and capabilities required by its customers to take advantage of new technological opportunities. The worldwide market for enhanced services platform ("ESP"s) systems is already highly competitive and the Company expects competition to intensify. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the ESP system markets. Moreover, as the Company enters into new markets for enhanced services as a result of its own research and development efforts or acquisitions, it is likely to encounter new competitors. In January 1998, the Company merged with Boston Technology, Inc. ("Boston"), a manufacturer of ESP systems. As a result of its significantly greater concentration on a small number of large telephone company customers, Boston's business has historically been considerably more volatile than that of the Company before the merger, and the operations of the combined Company are likely to be less predictable and subject to greater risks from actions of individual customers than the operations of the Company in prior years.

           The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. The delay and uncertainties surrounding the Communications Assistance for Law Enforcement Act ("CALEA") have had a significant negative impact on acquisition plans of law enforcement agencies in North America engaged in monitoring activities. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. This market is also highly


                              Page 10 of 20 Pages
regulated, and opportunities can be affected by the Company's ability to obtain and maintain in effect security clearances for personnel and facilities, to obtain export licenses and to comply with government procurement policies and practices. The lack of predictability in the timing and scope of government procurements have made planning decisions more difficult and have increased the associated risks.

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

           The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines and developing new generations of its products. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a growing number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from general inflation and increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of technology-based industries in that country. The increase in these costs in recent years has not been offset in each instance by proportional devaluation of the Israeli shekel against the United States dollar,


                              Page 11 of 20 Pages
and accordingly has had a negative impact on the Company's overall results of operations. Continuation of such trends may have a material adverse effect on the Company's future results of operations.

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


                              Page 12 of 20 Pages

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

           Although the Company believes that its current products generally either are, or upon the completion of current modification programs will be, Year 2000 compliant, no assurance can be given that its Year 2000 compliance efforts will prove to be fully successful or that unanticipated costs and problems will not be encountered in such efforts. In addition, the Company has determined that older generations of certain of its products are not and cannot, without unreasonable effort and expense, be made Year 2000 compliant. The costs incurred to date related to the Company's Year 2000 compliance program have been less than $10,000,000. The program is expected to continue through fiscal 1999, but is not anticipated to have a material adverse effect on the Company's business or financial condition.

           The Company anticipates that widespread litigation may be brought in the future against vendors of systems and components of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers typically contain provisions designed to limit generally the Company's liability for customer claims. It is possible, however, that these measures will not provide protection from Year 2000 liability claims, as a result of existing or future laws or unfavorable judicial decisions. Any such claims could result in a material adverse affect on the Company's business, financial condition and


                              Page 13 of 20 Pages
results of operations, including increased warranty costs, customer satisfaction issues and potential legal damages.

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

           The Company currently expects that the total cost of its Year 2000 readiness programs over the current fiscal year will not exceed $5,000,000. Additional costs are expected to be incurred in the next fiscal year, but neither current nor currently projected future expenditures in these programs are anticipated to have a material adverse effect on the Company's business or financial condition. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change as the projects proceed.

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

           The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology and government contracting businesses, and particularly smaller and medium-sized publicly traded companies such as the Company, tend to exhibit a high degree of volatility. The Company's revenues and earnings may be more volatile than those of Comverse historically as a result of the greater concentration of Boston's business on a limited number of large customers. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend


                              Page 14 of 20 Pages
to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications equipment industry in general, and the Company's industry in particular, which may not have any direct relationship with the Company's business or prospects.


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





                              Page 15 of 20 Pages

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

       None












                              Page 16 of 20 Pages

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           COMVERSE TECHNOLOGY, INC.

Dated:      December 13, 1999              /s/ Kobi Alexander
                                           -------------------------------------
                                           Kobi Alexander
                                           President, Chairman of the Board
                                             and Chief Executive Officer


Dated:      December 13, 1999              /s/ David Kreinberg
                                           -------------------------------------
                                           David Kreinberg
                                           Vice President of Finance
                                             and Chief Financial Officer












                              Page 17 of 20 Pages