Form 10-K405
period 2000-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2000-05-01
CIK 803014

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       for the Year ended January 31, 2000


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


37994.0003

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      [X]




           The aggregate market value of the voting stock held by non-affiliates of the registrant on April 24, 2000 was approximately $11,671,000,000. The closing price of the registrant's common stock on the NASDAQ National Market System on April 24, 2000 was $75.25 per share.

           There were 155,497,390 shares of the registrant's common stock outstanding on April 24, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

           The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information statement distributed in connection with the 2000 Annual Meeting of Shareholders of the registrant or in an amendment to this report on Form 10K/A.





                          ----------------------------



        TRILOGUE, Access NP and Signalware are registered trademarks, and TRILOGUE INfinity, AUDIODISK, Ultra, Ulticom, Nexworx, Ultimate Call
 Control, Programmable Network and Softservice are trademarks, of the Company.

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

           Comverse Technology, Inc. ("Comverse" and, together with its subsidiaries, the "Company") designs, develops, manufactures, markets and supports computer and telecommunications systems and software for multimedia communications and information processing applications. The Company's products are used in a broad range of applications by wireless and wireline telephone network operators, government agencies, call centers, financial institutions and other public and commercial organizations worldwide.

           Through its subsidiary Comverse Network Systems, Inc. ("CNS"), the Company provides enhanced services platform ("ESP") products that enable telecommunications network operators to offer a variety of revenue-generating services accessible to large numbers of simultaneous users. These services include a broad range of integrated messaging, information distribution and personal assistant services, such as call answering, voice mail, fax mail, unified messaging (voice, fax and e-mail in a single mailbox), pre-paid services, short text messaging, interactive voice response ("IVR"), wireless data and Internet-based services such as Internet messaging, Internet call management ("ICM") and voice portal services, which include a voice activated portfolio of services such as voice dialing, voice activated Web browsing and voice activated messaging. The Company's principal market for ESP systems consists of organizations that use the systems to provide services to the public, often on a subscription or pay-per-usage basis, and includes both wireless and wireline telephone network operators and other telecommunications services organizations. The Company markets its ESP systems throughout the world, with its own direct sales force and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. The Company is the market-share leader in providing large capacity ESP systems for wireless and wireline telecommunications network operators. More than 320 wireless and wireline telephone network operators in more than 90 countries, including 14 of the 20 largest telephone companies in the world, have selected the Company's platforms to provide enhanced telecommunications services to their public customers. Major network operators using the Company's ESP systems include, among others, AT&T (USA), Bell Atlantic (USA), BellSouth (USA), Cable & Wireless (UK), DDI (Japan), Deutsche Telekom (Germany), Hongkong Telecom (Hong
Kong), Mannesmann D2 (Germany), NTT (Japan), SBC Communications (USA), SFR (France), Sprint PCS (USA), Telecom Italia (Italy), Telmex (Mexico) and Telstra (Australia).

           Through its subsidiary Comverse Infosys, Inc. ("Infosys"), the Company provides digital monitoring and recording systems for call centers, customer relationship management ("CRM") applications, public networks and government agencies. These systems support the acquisition of voice, fax, data and screen imagery from multiple telecommunications channels and IP networks, and enable access to the recorded information through the telephone and/or IP networks for processing and further analysis. The Company's Ultra product targets the call center and CRM markets with three business applications: transaction recording, agent performance management and customer experience monitoring. The Company's InfoGate product targets the public networks market, providing monitoring interfaces to a variety of wireline, wireless and IP networks for traffic monitoring and law enforcement compliance applications. The Company's Reliant product targets the law enforcement and government agency markets, providing surveillance and intelligence gathering solutions. Infosys markets its Ultra, InfoGate and Reliant products throughout the world with its own direct sales force and through resellers and VARs. Major enterprises using Infosys products include, among others, Fidelity, TIAA-CREF, Barclays Bank, Hewitt and Midland Bank in the financial segment; Ameritech, Sprint, Docomo (Japan) and Orange (UK) in the service provider segment; telecommunications infrastructure equipment vendors such as Lucent and Ericsson; and government agencies in over 30 countries worldwide.

           Through its subsidiary Ulticom, Inc. ("Ulticom"), the Company provides network signaling software for wireless, wireline and Internet communication services known as Signalware. Signalware call control products interconnect the switching, database and messaging systems and manage vital number, routing and billing information through Signaling System Number 7 ("SS7"). SS7 is a widely used set of signaling standards and protocols for communications networks worldwide. Signalware enables communication service providers to offer intelligent network ("IN") services, such as voice-activated dialing, prepaid calling, caller ID and text messaging. Signalware products also enable voice and data networks to interoperate, or converge, allowing service providers to offer such converged network services as voice over the Internet and Internet call waiting. Ulticom's new Nexworx product line is designed to move service control into the hands of subscribers, so that businesses or consumers can access network resources to create, manage and personalize their communication services. Ulticom had an initial public offering of its shares in April, 2000, and its shares are listed on the NASDAQ National Market System under the symbol ULCM. The Company holds approximately 80% of Ulticom's outstanding shares.

           The Company markets other telecommunications hardware and software products and services, including products that are integrated with its systems and products that work in combination with other systems to provide advanced telecommunications services, such as automatic call distribution and messaging systems for telephone answering service bureaus, and Company-operated telemessaging service bureaus. The Company also engages in venture capital investment and capital market activities for its own account.

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

THE COMPANY'S PRODUCTS

ENHANCED SERVICES PLATFORMS

           The market for network-based ESP systems has grown rapidly over the past several years. The Company believes that a number of factors have contributed to this growth, including the heightened emphasis among wireless and wireline telecommunications network operators on offering new services for revenue-generation and competitive differentiation, the increasing public awareness and acceptance of multimedia messaging services, the expanding availability from the major telephone companies of call answering services, and the growing use of wireless telephone services, which almost universally offer a mailbox-based call answering service, as well as text based services such as Short Messaging Service ("SMS").

           The Company's primary focus has been on supplying large-capacity ESP systems, which are marketed under the names Access NP and TRILOGUE INfinity, to wireless and wireline telecommunications network operators. These organizations benefit from the ability to offer their customers, often on a subscription or pay-per-call basis, a variety of revenue-generating services provided by the Company's systems, such as automated call answering, voice and fax messaging, unified messaging, pre-paid services, wireless data and Internet-based services such as Internet messaging, short text messaging, IVR, call screening, personal number service, one-touch call return, automated personal assistant services, "virtual telephone" service and "Voice Portal" services, such as voice activated dialing, voice activated Web browsing and voice activated messaging. With call answering and voice and fax messaging, telephone operating companies benefit not only from service subscription fees, but also from traffic revenue generated by the increase in billable completed calls. In addition, these services improve overall network efficiency by reducing congestion from repeated unbillable busy/no-answer calls. Wireless telephone service operators are almost universally adding voice mailboxes and SMS to their service offerings, and often as part of their basic service package, not only because of these benefits, but also because wireless messaging services directly increase billable airtime by stimulating outbound calls.

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

               The Company's platforms incorporate proprietary and third-party software, and industry standard and proprietary hardware, in an open, standards-based system architecture. The systems support a wide variety of digital telephony and IP interfaces and signaling systems, enabling them to adapt to a variety of different network environments and IN/AIN applications, and provide a "universal port" -- a single port that supports any combination of voice and fax services at any time during a single call. The Company has also introduced Internet messaging capabilities, enabling end-users to access their voice, fax and e-mail text messages from anywhere in the world via the World Wide Web.

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

           The Company's Ultra line of multiple channel, multimedia digital recording systems are marketed primarily to call centers and CRM applications. Other markets include financial institutions, emergency ("911") service providers, correctional institutions, and other organizations that record large volumes of communications, and require fast and easy retrieval of recorded information. Ultra systems provide Computer-Telephony Integration ("CTI") enabled recording, including integration with major PBX/ACDs, Predictive Dialers and middleware products. The CTI connection allows the customer to easily search calls through database queries. In addition, selective recording is possible through time-driven schedules or event triggers. Ultra systems support high volume of simultaneous playbacks over the telephone or through LANs, WANs, and the Internet. Immediate access to recordings is possible through advanced optical disk technology and jukeboxes. The Ultra product supports three business applications: transaction recording, for customers that need to capture specific voice and data calls for long term storage and/or access by large number of users; agent performance management, for customers that track the performance and quality of service of their agents and provide them with training and incentive programs for improvement; and customer experience monitoring, for enterprises that monitor their customers' experience while interacting over the phone, e-mail and the web.

           The InfoGate product provides a variety of interfaces to wireline, wireless and IP networks. InfoGate allows access to specific calls routed via public networks through interfaces to network switches from vendors such as Lucent, Nortel, Ericsson, Nokia, Siemens, Alcatel, Qualcomm and many others. InfoGate also supports interfaces to packet data networks such as the Internet and GPRS.

           The Reliant product design is based on open system architecture and client/server concepts, and supports a broad range of multimedia monitoring capabilities. Reliant is the current generation of the AUDIODISK product marketed by the Company since 1987. Reliant's capabilities include the recording, processing and retrieval of analog audio signals, such as telephone and radio channels; analog facsimile and modem communications; digital audio and data signals, including ISDN, T1 and, E1; and telephony signaling, including Pulse Dialing, DTMF, Calling Line Identification and Call Progress Tones (such as busy, no-answer and ringback). Reliant systems simultaneously process incoming signals over multiple channels, apply digital signal processing technologies and use magnetic and optical disks for temporary and long-term digital storage. Digital signal processing technologies that are employed by Reliant to enhance monitoring applications include, among others, signal compression, automatic signal identification, automatic signal interpretation and noise cancellation. Magnetic and optical disks permit virtually instantaneous retrieval and sharing of stored information among many users. The systems also enable users to transmit multimedia information among multiple sites over communication links. Reliant is designed to support various communications links, including T1, E1, ISDN, Dial-up telephone lines (over modems), satellite links and TCP/IP over Ethernet (with routers). The Company offers Reliant systems in a range of configurations, which share substantially the same hardware, software and user interface. The Reliant systems' multimedia server can be configured in a variety of models to support a range of applications, including large, fixed-site audio monitoring platforms. Moreover, several Reliant multimedia servers may be networked for increased capacity or to satisfy redundancy requirements. Storage configurations include magnetic disks, optical drives and optical jukebox devices. Multiple jukebox configurations provide automated management of optical media, with virtually unlimited audio and fax storage capacity available for rapid automated retrieval.

NETWORK SIGNALING SOFTWARE

Signalware
----------

           The Company's Ulticom subsidiary provides network signaling software for wireless, wireline and Internet communication services known as Signalware. Signalware call control products interconnect switching, database and messaging systems and manage vital number, routing and billing information through Signaling System Number 7 ("SS7"). Signalware provides many of the features that are crucial to the global connectivity of communication networks, including: open standards, fault resilience, high performance, scalability, and global operability. It also plays a key role in the convergence of disparate networks by providing a means to bridge circuit and packet technology. Signalware is used to build a wide range of Intelligent Network services and services for converged networks.

           Signalware is sold in packages that offer specific features and functionality. Signalware works with multiple SS7 networks, supports a wide variety of SS7 protocol elements and enables analog or digital wireless transmission. Signalware product packages run on a range of operating systems, including Sun Solaris, Unixware, and Windows NT, and for a broad range of hardware platforms. Signalware packages can be configured for use in single or multiple computing configurations for fault resiliency and reliability. Signalware products also provide a means to separate the signaling function from the application development environment which provides greater flexibility in configuring services. Signalware customers include equipment manufacturers, such as Ericsson, Siemens and Lucent, and application developers such as Logica.


Nexworx
-------

           In June 1999, Ulticom announced the Nexworx service control product line. Currently, this product combines the key attributes of Signalware with an object-oriented database and additional network management capabilities creating a platform for new programmable network services. The Nexworx product line is designed to move service control into the hands of subscribers, so that businesses and consumers can access network resources to create, manage and personalize their communication services. The first Nexworx product is a software-based server that enables subscribers to maintain their telephone number, regardless of location or service provider. The product is highly scalable to give the service provider the capacity for growth as demand for this and future Nexworx services increase. Other Nexworx products currently under development may enable subscribers to create a virtual call center on a desktop and schedule time-of-day routing over the Internet.

OTHER TELECOMMUNICATIONS PRODUCTS AND SERVICES

           The Company's other telecommunications products and services are developed and marketed through subsidiaries in the United States and internationally. These include automatic call distribution and messaging systems for telephone answering service bureaus and Company-operated telemessaging service bureaus.

           In March 2000, the Company signed a definitive agreement to acquire all of the outstanding stock of Loronix Information Systems, Inc. ("Loronix"), a company that develops software-based digital video recording and management systems used in a variety of applications and industries. The Company's acquisition of Loronix is expected to be accounted for as a pooling of interests. The Company will issue 0.385 new common shares for each outstanding Loronix share, or approximately 1,974,000 new shares to Loronix shareholders, and will assume outstanding Loronix stock options. Loronix will have the right to terminate the agreement if the value of the Company's shares to be received by Loronix shareholders is less than $36 per Loronix share. In such case, the Company will have the right to increase the exchange ratio to adjust the consideration to $36 per share. The acquisition is subject to various conditions, including the approval by shareholders of Loronix.


MARKETS, SALES AND MARKETING

           The Company's ESP systems are marketed by the Company throughout the world, with its own direct sales force as well as local distributors, and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. The Company is a market share leader in providing large capacity messaging systems for wireless and wireline telephone network operators around the world.

           More than 320 wireless and wireline telephone network operators in more than 90 countries, including 14 of the 20 largest telephone companies in the world, have selected the Company's platforms to provide enhanced telecommunications services to their public customers. Major network operators using the Company's ESP systems include, among others, AT&T (USA), Bell Atlantic
(USA), BellSouth (USA), Cable & Wireless (UK), DDI (Japan), Deutsche Telekom (Germany), Hongkong Telecom (Hong Kong), Mannesmann D2 (Germany), NTT (Japan), SBC Communications (USA), SFR (France), Sprint PCS (USA), Telecom Italia (Italy), Telmex (Mexico) and Telstra (Australia).

           The Company provides its customers with programs of marketing consultation, seminars and materials designed to assist them in marketing enhanced telecommunications services, and also undertakes to play an ongoing supporting role in their business and market planning processes.

           The Company's Ultra, InfoGate and Reliant systems are marketed by the Company worldwide through its direct sales force and, where appropriate, through agents, distributors and system integrators. Primary target markets for the Ultra Series include call centers, enterprises with CRM applications, financial institutions, public safety and emergency services organizations. The InfoGate target markets are the network operators and public networks switch vendors and the Reliant systems are sold primarily to the law enforcement and government markets. Major enterprises using Infosys' products include, among others, Fidelity, TIAA-CREF, Barclays Bank, Hewitt and Midland Bank in the financial sector; Ameritech, Sprint, Docomo (Japan) and Orange (UK) in the service provider sector; equipment vendors such as Lucent and Ericsson; and government agencies in over 30 countries worldwide.

           Ulticom's Signalware products are used by over 40 customers throughout North America, Europe and the Pacific Rim and are deployed in more than 50 countries. Ulticom markets its products and related services through its direct sales organization and through relationships with customers such as telecommunications equipment manufacturers and application developers. These customers include Signalware within their products and sell them as an integrated solution to service providers. The service providers, in turn, install the solution in their communication networks and then offer the service enabled by such a solution to their subscribers. Signalware customers include equipment manufacturers, such as Ericsson, Siemens and Lucent, and application developers such as Logica.

           Ulticom actively participates in industry activities to define the technology to facilitate the convergence of telephony networks with the Internet. It is a founding member, along with British Telecom, Microsoft, Nortel and Siemens, of The Parlay Group, an industry consortium to specify an open interface to enable secure public access to core capabilities of voice and data networks. Ulticom also is a founding member of JAIN, the Java API Integrated Networks industry initiative to define common interfaces between Intelligent Network and SS7 environments so that services and protocols can run anywhere in the network.


TECHNOLOGIES

           The Company's research and development efforts focus particularly on the design of very large, high throughput systems, digital signal processing technologies for voice, image and data communications, development of various network and OMAP (Operations, Maintenance, Administration, and Provisioning) interfaces, and application development. The Company's products use advanced technologies in the areas of digital signal processing, VOIP, facsimile protocols, telephony interfaces, mass storage, digital networking, multi-processor computer architecture and real-time software design. The Company also possesses considerable technology and expertise in the development of software products, solutions and applications within the IN and AIN environment.

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

           The Company has developed or integrated third party interfaces for its products to most telephony and IP networks used around the world, including digital interfaces, such as T1, E1 and ISDN, SS7, IP, and VoIP, designed to encompass both basic network connectivity and the IN/AIN capabilities of Intelligent Peripherals and Service Nodes. The Company has also developed Internet Protocols, including WAP, VPIM, POP3, HTTP and HTML. The Company has implemented facsimile communication and intercept protocols for Group 3 facsimile. Certain of the Company's products incorporate local area network and wide area network technologies used for the transfer of digitized voice, fax and modem information, as well as for the transfer of data among various network elements.

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


RESEARCH AND DEVELOPMENT

           Because of the continuing technological changes that characterize the telecommunications and computer industries, the Company's success will depend, to a considerable extent, upon its ability to continue to develop competitive products through its research and development efforts. The Company currently employs more than 1,960 scientists, engineers and technicians in its research and development efforts, with broad experience in the areas of digital signal processing, computer architecture, telephony, IP, digital networking, multi-processing, mass storage, and real-time software design.

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


PATENTS AND INTELLECTUAL PROPERTY RIGHTS

           The Company holds a number of United States and foreign patents. While the Company files patent applications periodically, no assurance can be given that patents will be issued on the basis of such applications or that, if patents are issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide significant benefits to the Company.

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

           In January 2000, the Company organized a wholly-owned subsidiary, Comverse Patent Holding Company, Inc. ("CPH"), and entered into an agreement with Lucent Technologies GRL Corp., a subsidiary of Lucent Technologies Inc. ("Lucent") under which CPH granted Lucent and its affiliates a non-exclusive license to those patents owned by CPH or which CPH has a right to license during the term of the agreement. In return, CPH was granted a non-exclusive license to certain patents owned by Lucent or which Lucent has the right to license during the term of the agreement. The agreement provides that CPH has the right to grant a sublicense to its affiliated companies, including the Company and its subsidiaries, and those affiliates have similarly entered into agreements allowing CPH to sublicense their patents to Lucent and its affiliates.


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


BACKLOG

           At January 31, 2000, the backlog of the Company amounted to approximately $225,467,000. Substantially all of the current backlog is expected to be delivered within the next 12 months.

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


COMPETITION

           The Company faces strong competition in the markets for all of its products. The market for ESP systems is highly competitive, and includes numerous products offering a broad range of features and capacities. The primary direct competitors are manufacturers of stand-alone messaging systems, including, among others, Centigram Communications Corporation, Glenayre Electronics, Inc., InterVoice-Brite, Inc., the Octel Messaging division of Lucent Technologies, Inc., Tecnomen Oy, Unisys Corporation, and manufacturers of central office telecommunications equipment, including Ericsson. In certain applications, such as prepaid telephone service, wireless data services, and Unified Messaging, the Company faces additional competition from switch vendors and other suppliers of telecommunications equipment, such as Cisco, CMG, Logica, Phone.com and Sema, as well as numerous other, smaller companies. Competitors of the Company that manufacture other telecommunications equipment may derive a competitive advantage in selling voice processing and message management systems to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers.

           Indirect competition is provided by voice and fax messaging products employed at end-user sites as an alternative to the use of services available through telephone network operators. This "customer premises equipment" includes a broad range of products, such as stand-alone voice mail systems, answering machines, telephone handsets with voice activated dialing, products offering "call processing" services that are supplied with voice mail features or integrated with other voice mail systems, as well as personal computer modems and add-on cards and software designed to furnish voice processing and message management features.

           The Company believes that competition in the sale of ESP systems is based on a number of factors, the most important of which are product features and functionality, system capacity and reliability, marketing and distribution capability and price. Other important competitive factors include service and support and the capability to integrate systems with a variety of central office and cellular switches, IP networks and other communications systems. The Company believes that the range of features provided by, and the ease of use of, its systems compare favorably with other platforms currently being marketed, and that its ESP systems are the leading systems designed specifically for telephone network operators. The Company anticipates that a number of its direct and indirect competitors will be introducing new or improved ESP systems during the next several years.

           The market in which Ultra products are sold is highly competitive. Primary competitors include ASC GmBH, Atis GmbH, Dictaphone Corporation, Eyretel Ltd., Nice Systems, Ltd., Racal Recorders Ltd., TEAC America, Inc., Teknekron Infoswitch Corporation and Witness Systems, Inc. The InfoGate product is sold to switch vendors and public networks. Some of the switch vendors that have developed competitive offerings include Lucent, Nortel, Siemens and Nokia. Other competitors include ADC Newnet, ETI and Atis GmBH. The Company is aware of a number of manufacturers of products that compete with the Reliant product line including Applied Signal Technology, Inc., Atis GmBH, the E-Systems division of Raytheon Corporation, ETI, GTE Government Systems Division, Harris Corporation, JSI Corporation, Nice Systems, Ltd and Syborg GmBH. Competition also has been provided by manufacturers and integrators of custom designed computer and telecommunications systems in response to particular government procurements in specific markets where they have entrenched customer relationships. The Company believes that it derives a competitive advantage over many potential competitors of its Reliant product line by reason of its ability to offer prospective customers a family of products that can provide a solution to most customer requirements without extensive special development effort. The government market in general is highly competitive and difficult to penetrate, and the Company may be at a competitive disadvantage in respect of certain customers and market segments as a result of its small size in relation to other potential vendors and the existence of entrenched customer relationships with other vendors.

           Competitors for Ulticom's present and planned future products include a number of companies ranging from signaling system #7 software solution providers, such as ADC NewNet and Trillium Digital Systems, to vendors of communication and network infrastructure equipment, such as Hewlett Packard and Compaq.

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


EMPLOYEES

           At January 31, 2000, the Company employed approximately 4,760 individuals, of whom approximately 76% are scientists, engineers and technicians engaged in research and development, marketing and support activities.

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

ITEM 2.    PROPERTIES.

           As of January 31, 2000, the Company leased an aggregate of approximately 1,753,000 square feet of space for its operations worldwide, including approximately 1,005,000 square feet in Tel Aviv, Israel, approximately 367,000 square feet in Wakefield, Massachusetts, approximately 77,000 square feet in Andover, Massachusetts, approximately 56,000 square feet in Woodbury, New York, approximately 67,000 square feet in Mt. Laurel, New Jersey, approximately 23,000 square feet in Irvine, California, and an aggregate of approximately 158,000 square feet at various other locations in the United States, Europe, the Far East and Australia. The aggregate base monthly rent for the facilities under lease at January 31, 2000 was approximately $2,090,000, and all of such leases are subject to various pass-throughs and escalation adjustments.

           In September, 1999, the Company acquired approximately 423,000 square feet of unimproved land in Ra'anana, Israel, with a view to the future consolidation and construction of facilities for its Israeli operations.

           The Company believes that its facilities currently under lease are adequate for its current operations, and that additional facilities can be acquired or developed to provide for such future expansion of the Company's operations as may be warranted.


ITEM 3.    LEGAL PROCEEDINGS.

           On November 5, 1998, Comverse's subsidiary, Comverse Network Systems, Inc. ("CNS"), filed a complaint against Priority Call Management, Inc. ("PCM") alleging that PCM is infringing and has infringed certain patents owned by CNS. On October 6, 1999, CNS amended the complaint to include allegations of misappropriations of trade secrets and confidential information, conversion, intentional interference with contractual relations and unfair and deceptive practices. CNS is seeking a declaratory judgment, injunctive relief, compensatory and treble damages and attorneys fees. PCM answered the complaint, asserting numerous affirmative defenses, and is seeking a declaratory judgment that it has not infringed the CNS patents and that the patents are invalid. On March 16, 1999, PCM filed an amended answer and counterclaim asserting violations of the Sherman Antitrust Act, tortious interference and patent misuse. In its counterclaim PCM seeks declaratory judgments, compensatory and treble damages in unspecified amounts and attorneys fees. Currently, the parties are engaged in discovery.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The Common Stock trades on the NASDAQ National Market System under the symbol CMVT. The following table sets forth the range of closing prices of the Common Stock as reported on NASDAQ for the past three calendar years and for the period from January 1 through April 24, 2000. All prices have been adjusted to reflect the three-for-two stock split, effected in the form of a stock dividend distributed on April 15, 1999, and the two-for-one stock split, effected in the form of a stock dividend, distributed on April 3, 2000.

           YEAR              CALENDAR QUARTER             LOW            HIGH

           1997           1/1/97    -    3/31/97         12.29          15.46
                          4/1/97    -    6/30/97         12.17          17.34
                          7/1/97    -    9/30/97         15.32          17.69
                         10/1/97    -   12/31/97         10.75          18.07

           1998           1/1/98    -    3/31/98         10.21          16.34
                          4/1/98    -    6/30/98         14.09          18.36
                          7/1/98    -    9/30/98         12.21          18.98
                         10/1/98    -   12/31/98          9.98          23.67

           1999           1/1/99    -    3/31/99         21.81          28.50
                          4/1/99    -    6/30/99         27.28          38.60
                          7/1/99    -    9/30/99         33.60          47.44
                         10/1/99    -   12/31/99         46.50          72.38

           2000           1/1/00    -    3/31/00         67.63         119.69
                          4/1/00    -    4/24/00         68.06          90.19

           There were 2,103 holders of record of Common Stock at April 24, 2000. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners; the Company believes that the number of beneficial owners of the shares of Common Stock outstanding at such date was approximately 30,000.

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

ITEM 6.    SELECTED FINANCIAL DATA.

           The following tables present selected consolidated financial data for the Company for each of the years in the three years ended December 31, 1997, the one month period ended January 31, 1998, and the years ended January 31, 1999 and 2000. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. All financial information presented herein has been retroactively adjusted for the January 1998 merger with Boston Technology, Inc. ("Boston") to account for that transaction as a pooling of interests. All per share data has been restated to reflect a three-for-two stock split effected as a 50% stock dividend to shareholders of record on March 31, 1999, distributed on April 15, 1999, and a two-for-one stock split effected as a 100% stock dividend to shareholders of record on March 27, 2000, distributed on April 3, 2000.

                                                                                         TRANSITION
                                                                                        PERIOD ENDED              YEAR ENDED
                                             YEAR ENDED DECEMBER 31,                     JANUARY 31,              JANUARY 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                             1995 (1)       1996 (1)        1997(2)          1998           1999             2000

                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Statement of Operations Data:
     Sales                               $   242,416    $   389,639    $   488,940     $    14,401     $    696,094    $    872,190
     Cost of sales                           104,980        169,524        202,640          21,146 (3)      279,690         329,802
     Selling, general and administrative      72,953         93,604        138,305          51,892 (3)      151,985         184,080
     Research and development, net            41,310         66,228         96,626          13,481          132,820         168,132
     Royalties and license fees                3,321         10,443         12,325             520           16,552          18,841
     Non-recurring charges                    21,000              -              -          41,877                -           2,016
     Interest and other income, net            5,323          2,376          4,719             175            8,263          16,519
     Income (loss) before
           income tax provision                4,322         52,307         43,923        (114,340)         123,310         185,838
     Income tax provision                      2,162         10,170          9,398             867           11,783          15,577
                                        ------------   ------------    -----------    ------------      -----------     -----------
     Net income (loss)                  $      2,160   $     42,137    $    34,525    $   (115,207)     $   111,527     $   170,261
                                        ============   ============    ===========    =============     ===========     ===========

     Earnings per share - diluted       $       0.02   $       0.34    $      0.25    $     (0.89)      $      0.78     $      1.07
                                        ============   ============    ===========    ============      ===========     ===========

Weighted average number of
   common and common equivalent
     shares outstanding - diluted            116,280        133,132        137,908         130,060        143,650          176,862


                                                              DECEMBER 31,                          JANUARY 31,
                                         --------------------------------------------    ------------------------------------------
                                             1995(4)         1996(4)        1997          1998            1999               2000

                                                                               (IN THOUSANDS)
   Balance Sheet Data:
     Working capital                    $    193,693   $    332,660    $   395,744   $   280,793    $     707,281    $     848,826
     Total assets                            306,115        519,074        622,931       527,652        1,031,393        1,352,368
     Long-term debt, including
        current portion                       61,361        117,605        142,075       124,257          415,247          306,774
     Stockholders' equity                    176,080        288,550        346,161       231,390          381,662          711,340

(1)     Includes results for Boston for its fiscal year ended January 31.
(2)     Includes results for Boston for the 11 months ended December 31, 1997.
(3) Includes approximately $7.8 million in cost of sales and $36.1 million in selling, general and administrative expenses relating to charges as a result of the merger with Boston.
(4)     Includes amounts for Boston as of its fiscal year ended January 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

INTRODUCTION

           On January 14, 1998, Comverse consummated a merger (the "Merger") with Boston Technology, Inc., a Delaware corporation ("Boston"), in a transaction accounted for as a pooling of interests. The Company's financial statements for the year ended December 31, 1997 include the operations of Boston for the eleven months ended December 31, 1997.

           Cost of sales include material costs, subcontractor costs, salary and related benefits for the operations and service departments, depreciation and amortization of equipment used in the operations and service departments, amortization of capitalized software costs and an overhead allocation. Research and development costs include salaries and related benefits as well as travel, depreciation and amortization of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, facility costs, as well as other costs associated with sales, marketing, finance and administrative departments.




YEAR ENDED JANUARY 31, 2000 COMPARED TO YEAR ENDED JANUARY 31, 1999

           Sales. Sales for the fiscal year ended January 31, 2000 ("fiscal 1999") increased by approximately $176.1 million, or 25%, compared to fiscal year ended January 31, 1999 ("fiscal 1998"). This increase is primarily attributable to an increase in sales of ESP products of approximately $161.5 million. Such increase was principally due to increased sales to European customers. In addition, sales of multimedia digital monitoring systems and network signaling software products increased by approximately $6.5 million and $6.3 million, respectively.

           Cost of Sales. Cost of sales for fiscal 1999 increased by approximately $50.1 million, or 18%, as compared to fiscal 1998. The increase in cost of sales is primarily attributable to increased materials and production costs of approximately $26 million due to the increase in sales and increased personnel-related costs of approximately $23 million due to hiring of additional personnel and increased compensation and benefits for existing personnel. Gross margins increased from approximately 60% in fiscal 1998 to approximately 62% in fiscal 1999.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1999 increased by approximately $32.1 million, or 21%, compared to fiscal 1998, but as a percentage of sales decreased from approximately 22% in fiscal 1998 to approximately 21% in fiscal 1999. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the increased level of sales during fiscal 1999.

           Research and Development. Net research and development expenses for fiscal 1999 increased by approximately $35.3 million, or 27%, compared to fiscal 1998 due to overall growth of research and development operations and the initiation of significant new research and development projects. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the higher volume of research and development activities.

           Royalties and License Fees. Royalties and license fees for fiscal 1999 increased by approximately $2.3 million, or 14%, compared to fiscal 1998. The increase was primarily a result of the growth in sales of royalty bearing products.

           Interest and Other Income, Net. Interest and other income, net, for fiscal 1999 increased by approximately $8.3 million as compared to fiscal 1998. The principal reasons for the increase are increased interest and dividend income of approximately $11.3 million and increased realized gains on the Company's investments of approximately $11.2 million. These increases were partially offset by increased interest expense of approximately $3.2 million and a change in foreign currency gains/losses of approximately $12.3 million. The increase in interest and dividend income and interest expense is primarily a result of the inclusion for a full year in fiscal 1999 of the Company's $300 million convertible subordinated debentures issued in June 1998.

           Income Tax Provision. Provision for income taxes increased from fiscal 1998 to fiscal 1999 by approximately $3.8 million, or 32%, due to increased pre-tax income. Our overall effective tax rate decreased from approximately 10% during fiscal 1998 to approximately 8% in fiscal 1999. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Net Income. Net income increased by approximately $58.7 million, or 53%, in fiscal 1999 compared to fiscal 1998, while as a percentage of sales increased from approximately 16% in fiscal 1998 to approximately 20% in fiscal 1999. The increase resulted primarily from the factors described above.



YEAR ENDED JANUARY 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1997

           Sales. Sales for fiscal 1998 increased by approximately $207.2 million, or 42%, compared to fiscal year ended December 31, 1997 ("fiscal 1997"). This increase is primarily attributable to an increase in sales of ESP products of approximately $176.8 million. Such increase was principally due to increased sales to European customers. In addition, sales of multimedia digital monitoring systems increased by approximately $25 million.

           Cost of Sales. Cost of sales for fiscal 1998 increased by approximately $77.1 million, or 38%, as compared to fiscal 1997. The increase in cost of sales is primarily attributable to increased materials and production costs of approximately $48 million due to the increase in sales, increased personnel-related costs of approximately $14 million due to hiring of additional personnel and increased compensation and benefits for existing personnel, and an increase in overhead costs of approximately $8.5 million. Gross margins increased from approximately 59% in fiscal 1997 to approximately 60% in fiscal 1998.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1998 increased by approximately $13.7 million, or 10%, compared to fiscal 1997, but as a percentage of sales decreased from approximately 28% in fiscal 1997 to approximately 22% in fiscal 1998. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the increased level of sales during fiscal 1998.

           Research and Development. Net research and development expenses for fiscal 1998 increased by approximately $36.2 million, or 37%, compared to fiscal 1997 due to overall growth of research and development operations and the initiation of significant new research and development projects. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the higher volume of research and development activities.

           Royalties and License Fees. Royalties and license fees for fiscal 1998 increased by approximately $4.2 million, or 34%, compared fiscal 1997. The increase was primarily a result of the growth in sales of royalty bearing products.

           Interest and Other Income, Net. Interest and other income, net, for fiscal 1998 increased by approximately $3.5 million as compared to fiscal 1997. The principal reasons for the increase are increased interest and dividend income of approximately $9.7 million and a change in foreign currency gains/losses of approximately $5.0 million. These increases were partially offset by increased interest expense of approximately $6.3 million and net realized losses on the Company's investments of approximately $5.6 million. The increase in interest and dividend income and interest expense in fiscal 1998 is primarily a result of the issuance by the Company of $300 million convertible subordinated debentures issued in June 1998.

           Income Tax Provision. Provision for income taxes increased from fiscal 1997 to fiscal 1998 by approximately $2.4 million, or 25%, due to increased pre-tax income. Our overall effective tax rate decreased from approximately 21% during fiscal 1997 to approximately 10% in fiscal 1998. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Net Income. Net income increased by approximately $77.0 million, or 223%, in fiscal 1998 compared to fiscal 1997, while as a percentage of sales increased from approximately 7% in fiscal 1997 to approximately 16% in fiscal 1998. The increase resulted primarily from the factors described above.

TRANSITION PERIOD

           In 1998, the Company changed its fiscal year from the calendar year to the fiscal year ending January 31, corresponding to Boston's fiscal year. As a result of the change in fiscal year, the Company's results of operations for the one month ended January 31, 1998 have previously been reported separately as a transition period and included on a transition report on Form 10-K. The Company had sales of approximately $14.4 million, costs and expenses of approximately $129.6 million, and a net loss of approximately $115.2 million for the one month ended January 31, 1998.

           In connection with the Merger, the Company has charged $41,877,000 to operations for merger and restructuring related charges. Such charges relate to the following:


            Asset write-downs and impairments
            ---------------------------------
                                                      (In thousands)

               Research and development equipment        $ 9,106
               Capitalized software costs                  2,987
               Prepaid license fees                        2,190
               Furniture and equipment                     1,474
               Other                                         161
                                                         -------
               Total asset write-downs and impairments   $15,918
                                                         =======


           In connection with the Merger, certain assets became impaired due to the closing of duplicative facilities, or the existence of duplicative technology of the merged companies. In addition, the Company decided to develop a new software platform for the combined company and to discontinue certain software enhancements under development which were previously capitalized. Accordingly, these assets were written down to their net realizable value at the time of the merger.

        Severance and other restructuring charges
        -----------------------------------------
                                                         (In thousands)

             Terminated employment contracts and severance   $6,825
             Terminated leases of duplicative facilities        571
             Other                                              449
                                                             ------
             Total                                           $7,845
                                                             ======

           In connection with the Merger, management having the requisite authority determined to close certain duplicate facilities, sever certain employees and otherwise streamline the combined operations. The Company also terminated certain employment contracts for employees that provided no future benefit to the merged companies. In connection with this plan, the Company recorded a charge for severance and related fringe benefits for 50 employees, consisting of 25 software engineers, 10 operations employees, 5 customer service employees and 10 general and administrative employees. The employees under employment contracts and employees who were terminated under the severance plan were considered redundant by the Company as a result of the Merger. Prior to the Merger, the Company and BTI each had sales offices in certain countries and, as a result of the Merger, duplicative facilities were closed.


Professional fees and other direct merger expenses
--------------------------------------------------

In connection with the Merger, the Company recorded a charge of $11,040,000 for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs, such as printer fees for the proxy statement incurred directly in connection with the merger.

Other merger related charges
----------------------------
                                                          (In thousands)

            Penalties under product development agreements   $5,989
            Terminated development contracts                  1,085
                                                             ------
                                                             $7,074
                                                             ======

In connection with the Merger, the Company also terminated certain existing development contracts which provided no future benefit to the merged companies. Prior to the Merger, the Company had commitments with third parties to develop technology in which it was contractually obligated. As a result of the Merger, the Company decided to develop a new software platform for the combined company and to discontinue certain enhancements under development. In addition, the Company incurred penalties under product development agreements relating to transfer of technology.

In addition, approximately $36,055,000 has been charged to selling, general and administrative expenses in the one month period ended January 31, 1998 relating to the impairment of receivables resulting from the Merger. Included in this amount is approximately $14.9 million from an international distributor who refused to pay the Company, claiming his exclusive distribution agreement was violated as a result of the Merger. Also included in this amount is approximately $21.1 million that was due from customers who had switched as customers from BTI to the Company or from the Company to BTI. In order to continue good customer relations, the Company decided to forgive the amounts owed.

Approximately $7,831,000 has been charged to cost of sales in the one month ended January 31, 1998 relating to the Merger. Such charge relates to the write-off of inventory that was considered obsolete and duplicative as a result of the merger. Both the Company and BTI had two ESP products. As a result of the Merger, the Company decided that one product from each of the Company and BTI would no longer be sold.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at January 31, 2000 and 1999 was approximately $848.8 million and $707.3 million, respectively.

           Operations for the years ended January 31, 2000 and 1999 and December 31, 1997, after adding back non-cash items, provided cash of approximately $203.7 million, $132.4 million and $56.5 million, respectively. During such years, other changes in working capital used cash of approximately $28.5 million, $28.1 million and $35.2 million, respectively, resulting in cash being provided by operating activities and working capital management of approximately $175.2 million, $104.3 million and $21.3 million, respectively.

           Investment activities for the years ended January 31, 2000 ("Fiscal 1999") and 1999 ("Fiscal 1998") and December 31, 1997 ("Fiscal 1997") used cash of approximately $474.3 million, $9.0 million and $96.1 million, respectively. These amounts include (i) additions to property in Fiscal 1999, Fiscal 1998 and Fiscal 1997 of approximately $84.8 million, $24.7 million and $36.5 million, respectively; (ii) maturities and sales (purchases) of bank time deposits and investments, net, of approximately ($377.6) million, $24.2 million and ($53.5) million, respectively; and (iii) capitalization of software development costs of approximately $11.9 million, $8.6 million and $6.0 million, respectively. The property additions in Fiscal 1999 include the increase of the Company's fixtures and equipment as a result of the growth of the Company and the purchase of land by the Company of approximately $25.8 million for future construction purposes. In addition, in Fiscal 1999 the Company increased the amount of its bank time deposits and investments to better utilize the net proceeds of the 1998 issuance of convertible debentures.

           Financing activities for Fiscal 1999, Fiscal 1998 and Fiscal 1997 provided cash of approximately $52.1 million, $307.8 million and $52.0 million, respectively. These amounts include (i) the net proceeds from the issuance of convertible debentures in Fiscal 1998 of approximately $292.7 million; (ii) proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and employee stock purchase plan of approximately $49.2 million, $36.2 million and $23.0 million, respectively; and (iii) net proceeds (repayments) of bank loans and other debt of approximately $2.9 million, ($21.1) million and $29.0 million, respectively.

           As of January 31, 2000, the Company had outstanding convertible subordinated debentures of $300 million.

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

           The telecommunications industry is subject to rapid technological change. The introduction of new technologies in the telecommunications market and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. The Company's revenue stream will depend on its ability to correctly anticipate technological trends in its industries, to react quickly and effectively to such trends and to enhance its existing products and to introduce new products on a timely and cost-effective basis. The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. In addition, if the Company were to delay the introduction of new products, the Company's operating results could be adversely affected.

           The telecommunications industry is undergoing significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment may have an impact on the Company's revenues and/or costs in any given part of the world. The worldwide ESP system industry is already highly competitive and the Company expects competition to intensify. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the ESP system markets. Moreover, as the Company enters into new markets for enhanced services as a result of its own research and development efforts or acquisitions, it is likely to encounter new competitors.

           The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. The delays and uncertainties surrounding the Communications Assistance for Law Enforcement Act ("CALEA") have had a significant negative impact on acquisition plans of law enforcement agencies in North America engaged in monitoring activities. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

           The Company has historically derived a significant portion of its sales and operating profit from contracts for large system installations with major customers. The Company continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The Company believes that opportunities for large installations will continue to grow in both its commercial and government markets, and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. Although the Company is actively pursuing a number of significant procurement opportunities, both the timing of any eventual procurements and the probability of the Company's receipt of significant contract awards are uncertain. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

           The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines, developing new generations of its products and expanding into new product areas. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a growing number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from appreciation of the Israeli shekel relative to the United States dollar in certain periods and devaluation of the Israeli shekel at rates insufficient to offset cost increases in others, and from increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of high technology industries in that country. Continuation of such trends could have a material adverse effect on the Company's future results of operations.

           A significant portion of the Company's research and development and manufacturing operations are located in Israel. The Company's historical operating results reflect substantial benefits it has received from programs sponsored by the Israeli government for the support of research and development, as well as tax moratoriums and favorable tax rates associated with investments in approved projects ("Approved Enterprises") in Israel. To be eligible for these programs and tax benefits, the Company must continue to meet conditions, including making specified investments in fixed assets and financing a percentage of investments with share capital. If the Company fails to meet such conditions in the future, the tax benefits would be canceled and the Company could be required to refund the tax benefits already received.

           These programs and tax benefits may not be continued in the future at the current levels or at any level. The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company currently pays royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues), to the Government of Israel for repayment of benefits received under a conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, a program in which the Company has regularly participated and under which it continues to receive significant benefits through reimbursement of up to 50% of qualified research and development expenditures. For amounts received under programs which have been, or will be, approved by the Office of the Chief Scientist after January 1, 1999, repayment of the amount received (calculated in U.S. Dollars), plus interest on such amount at a rate equal to the 12-month LIBOR rate in effect at the time of the approval of the program, is required through the application of royalty payments. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Israeli authorities have also indicated that this funding program will be further reduced significantly or eliminated in the future, particularly for larger companies such as the Company. The termination or reduction of these programs could adversely affect the Company's operating results.

           The Israeli government has also shortened the period of the tax moratorium applicable to Approved Enterprises from four years to two years. Although this change has not affected the tax status of the Company's projects that were eligible for the moratorium prior to 1997, it applies to subsequent "Approved Enterprise" projects. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in, or take advantage of, those programs, the cost of the Company's operations in Israel would increase and there could be a material adverse effect on the Company's operations and financial results. To the extent that the Company increases its activities outside Israel, which could result from, among other things, future acquisitions, such increased activities will not be eligible for programs sponsored by Israel.

           The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The Company has, and anticipates that it will continue to receive, significant contracts denominated in foreign (primarily Western European) currencies. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of significant changes in currency rates during the contract period. Since the Company will hedge the exchange rate risks associated with long-term contracts denominated in foreign currencies only to a limited extent, if at all, operating results can be affected by the impact of currency fluctuations as well as the cost of such hedging.

           The Company's future operating results and financial condition will be adversely affected should economic instability result in widespread slowdown or recessionary conditions in major world markets, or in severe trade or currency disruptions.

           The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology and government contracting businesses, and particularly publicly traded companies such as the Company, tend to exhibit a high degree of volatility. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications equipment industry in general, and the Company's business segments in particular, which may not have any direct relationship with the Company's business or prospects.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

           During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. Measurement is at fair value, and if the derivative is not designed as a hedging instrument, changes in fair value (i.e., gains and losses) are to be recognized in earnings in the period of change. If certain conditions are met, a derivative may be designed as a hedge, in which case the accounting for changes in fair value will depend on the specific exposure being hedged. The method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge. The methods must be consistent with the Company's approach to managing risk. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, will be effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact that the adoption of SFAS 133 will have on its financial statements.


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

           The Company from time to time uses foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. The use of these derivative financial instruments allows the Company to reduce its exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. In many instances, the Company elects not to hedge these transactions. Management does not expect any significant changes in the strategies it employs to manage such exposure in the near future. As of

January 31, 2000, the Company had no material outstanding foreign currency exchange contracts.

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                       Page(s)
                                                                                                       -------
           (a)       Documents filed as part of this report.
                     --------------------------------------


                     (1)        Financial Statements.
                                --------------------

                                Index to Consolidated Financial Statements                                F-1

                                Independent Auditors' Report                                              F-2

                                Consolidated Balance Sheets as of
                                          January 31, 1999 and 2000                                       F-3

                                Consolidated Statements of Income
                                          for the   Years Ended December 31,
                                          1997 and January 31, 1999 and 2000                              F-4

                                Consolidated Statements of Stockholders' Equity
                                          for the   Years Ended December 31, 1997,
                                          and January 31, 1999 and 2000                                   F-5

                                Consolidated Statements of Cash Flows for the
                                          Years Ended December 31, 1997
                                          and January 31, 1999 and 2000                                   F-6

                                Notes to Consolidated Financial Statements                                F-7

                     (2)        Financial Statement Schedules.
                                -----------------------------

                                None

                     (3)        Exhibits.
                                --------

                                The Index of Exhibits commences on the
                                following page. Exhibits numbered 10.1
                                through 10.3 and 10.5 through 10.7
                                comprise material compensatory plans
                                and arrangements of the registrant.


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

           3.4 Certificate of Amendment of Certificate of Incorporation dated October 18, 1999.

           3.5* By-Laws, as amended. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1987.)

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

           4.6* Indenture dated as of June 30, 1998 from Comverse Technology, Inc. to The Chase Manhattan Bank, Trustee. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed July 2, 1998.)

           4.7* Specimen 4 1/2% Convertible Subordinated Debenture due 2005. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed July 2, 1998.)

10         Material contracts:

           10.1* Form of Stock Option Agreement pertaining to shares of certain subsidiaries of Comverse Technology, Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1993.)

           10.2* Form of Incentive Stock Option Agreement. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-9147.)

           10.3* Form of Stock Option Agreement for options other than Incentive Stock Options. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1987.)

           10.4* Form of Indemnity Agreement between Comverse Technology, Inc. and its Officers and Directors. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1987.)

           10.5* 1997 Employee Stock Purchase Plan, as amended. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held October 8, 1999.)

           10.6* 1997 Stock Incentive Compensation Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held January 13, 1998.)

           10.7* 1999 Stock Incentive Compensation Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held October 8, 1999.)

           10.8* Memorandum of Agreement dated November 22, 1995 between Boston Technology, Inc. and AT&T. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1996, confidential treatment requested as to certain portions.)

           10.9* Lease dated November 5, 1990 between Boston Technology, Inc. and Wakefield Park Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1991.)

           10.10*      First Amendment dated as of March 31, 1993 to Lease dated
                      November 5, 1990 between Boston Technology, Inc. and Wakefield Park Limited Partnership. (Incorporated by reference to the Quarterly Report of Boston Technology, Inc. on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended October 31, 1993.)

           10.11* Second Amendment dated as of August 31, 1994 to Lease dated November 5, 1990 between Boston Technology, Inc. and Wakefield Park Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1995.)

           10.12* License Agreement dated January 22, 1990 between Boston Technology, Inc. and Dytel Corporation. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1990.)

           10.13* Settlement Agreement dated December 28, 1993 between the Boston Technology, Inc. and Theis Research, Inc. and Peter
                      F. Theis. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1994.)

           10.14* Lease dated June 7, 1996 between Boston Technology, Inc. and WBAM Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1997.)

21         Subsidiaries of Registrant.

23         Consent of Deloitte & Touche LLP

27         Financial Data Schedule

----------
*          Incorporated by reference.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                      PAGE

Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of January 31, 1999 and 2000           F-3

Consolidated Statements of Income for the
   Years Ended December 31, 1997 and January 31, 1999 and 2000        F-4

Consolidated Statements of Stockholders' Equity for the
   Years Ended December 31, 1997 and January 31, 1999 and 2000        F-5

Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1997 and January 31, 1999 and 2000        F-6

Notes to Consolidated Financial Statements                            F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Comverse Technology, Inc. Woodbury, New York

We have audited the accompanying consolidated balance sheets of Comverse Technology, Inc. and subsidiaries (the "Company") as of January 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for years ended December 31, 1997 and January 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of January 31, 1999 and 2000, and the results of their operations and their cash flows for the years ended December 31, 1997 and January 31, 1999 and 2000 in conformity with generally accepted accounting principles in the United States of America.


/S/ Deloitte & Touche LLP

New York, New York
March 6, 2000     (April 3, 2000 as to Note 12)

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1999 AND 2000
(IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------

ASSETS                                                                       1999                        2000
------                                                                       ----                        ----
CURRENT ASSETS:
   Cash and cash equivalents                                         $       583,959                $       338,638
   Bank time deposits                                                         10,000                          9,800
   Short-term investments                                                     63,658                        429,254
   Accounts receivable, net of allowance for
     doubtful accounts of $25,218 and $28,691                                192,317                        259,357
   Inventories                                                                46,689                         97,653
   Prepaid expenses and other current assets                                  36,014                         40,829
                                                                     ---------------                ---------------
TOTAL CURRENT ASSETS                                                         932,637                      1,175,531
PROPERTY AND EQUIPMENT, net                                                   61,445                        121,897
INVESTMENTS                                                                    7,902                         19,749
OTHER ASSETS                                                                  29,409                         35,191
                                                                     ---------------                ---------------
TOTAL ASSETS                                                             $ 1,031,393                $     1,352,368
                                                                     ===============                ===============

-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                         1999                        2000
------------------------------------                                         ----                        ----

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                             $       184,870                $       231,245
   Bank loans                                                                    247                          1,077
   Advance payments from customers                                            39,051                         94,171
   Other current liabilities                                                   1,188                            212
                                                                     ---------------                ---------------
TOTAL CURRENT LIABILITIES                                                    225,356                        326,705
CONVERTIBLE SUBORDINATED DEBENTURES                                          415,000                        300,000
LIABILITY FOR SEVERANCE PAY                                                    4,338                          6,185
OTHER LIABILITIES                                                              5,037                          8,138
                                                                     ---------------                ---------------
TOTAL LIABILITIES                                                            649,731                        641,028
                                                                     ---------------                ---------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value--authorized, 2,500,000
     shares; issued, none
   Common stock, $0.10 par value -
     authorized, 300,000,000 shares;
     issued and outstanding, 137,473,872 and 153,822,408 shares               13,747                         15,382
   Additional paid-in capital                                                246,192                        407,645
   Retained earnings                                                         118,086                        285,890
   Accumulated other comprehensive income                                      3,637                          2,423
                                                                     ---------------                ---------------
TOTAL STOCKHOLDERS' EQUITY                                                   381,662                        711,340
                                                                     ---------------                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     1,031,393                $     1,352,368
                                                                     ===============                ===============

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997 AND JANUARY 31, 1999 AND 2000 (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                       DECEMBER 31,   JANUARY 31,   JANUARY 31,
                                           1997          1999          2000
                                           ----          ----          ----

Sales                                    $488,940     $696,094       $872,190
Cost of sales                             202,640      279,690        329,802
                                         --------     --------       --------
Gross margin                              286,300      416,404        542,388

Operating expenses:
   Research and development, net           96,626      132,820        168,132
   Selling, general and administrative    138,305      151,985        184,080
   Royalties and license fees              12,325       16,552         18,841
   Merger expenses                           --           --            2,016
                                         --------     --------       --------

   Income from operations                  39,044      115,047        169,319

   Interest and other income, net           4,879        8,263         16,519
                                         --------     --------       --------

Income before income tax provision         43,923      123,310        185,838
Income tax provision                        9,398       11,783         15,577
                                         --------     --------       --------

Net income                               $ 34,525     $111,527       $170,261
                                         ========     ========       ========

Earnings per share:
     Basic                               $   0.27     $   0.84       $   1.18
                                         ========     ========       ========
     Diluted                             $   0.25     $   0.78       $   1.07
                                         ========     ========       ========



                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND JANUARY 31, 1999 AND 2000 (IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------

                                                                                              Accumulated Other
                                                                                             Comprehensive Income
                                                  Common Stock                               --------------------
                                                  ------------     Additional               Unrealized   Cumulative        Total
                                               Number of     Par     Paid-in      Retained     Gains     Translation   Stockholders'
                                                Shares      Value    Capital      Earnings   (Losses)    Adjustment       Equity
                                                ------      -----    -------      --------   --------    ----------       ------
BALANCE, JANUARY 31, 1997                     123,951,982  $12,395   $187,398      $86,872     $1,547          $338      $288,550
Comprehensive income:
Net income                                                                          34,525
Unrealized (loss) on available-for-
      sale securities                                                                            (430)
Translation adjustment                                                                                          106
Total comprehensive income                                                                                                 34,201
Warrant exercises                               1,656,432      166       (166)
Common stock issued for acquisition               487,500       49        (33)                                                 16
Retained earnings of acquired
   company                                                                             661                                    661
Common stock issued for employee
     stock purchase plan                          152,764       15      1,291                                               1,306
Issuance of treasury stock upon
   exercise of stock options                                                          (292)                                  (292)
Exercise of stock options                       3,772,408      377     14,412                                              14,789
Tax benefit of dispositions of stock options                            6,930                                               6,930
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                    130,021,086 $ 13,002  $ 209,832    $ 121,766    $ 1,117         $ 444     $ 346,161
                                              =========== ========  =========    =========    =======         =====     =========

BALANCE, FEBRUARY 1, 1998                     130,172,392 $ 13,017  $ 210,684      $ 6,559      $ 641         $ 489     $ 231,390
Comprehensive income:
Net income                                                                         111,527
Unrealized gain on available-for-sale
     securities                                                                                 2,874
Translation adjustment                                                                                         (367)
Total comprehensive income                                                                                                114,034
Warrant exercise                                1,299,000      130       (130)
Common stock issued for employee
     stock purchase plan                          210,666       21      2,277                                               2,298
Exercise of stock options                       5,791,814      579     33,361                                              33,940
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1999                     137,473,872   13,747    246,192      118,086      3,515           122       381,662
Comprehensive income:
Net income                                                                         170,261
Unrealized gain on available-for-sale
     securities                                                                                  (397)
Translation adjustment                                                                                         (817)
Total comprehensive income                                                                                                169,047
Warrant exercises                               1,738,144      174       (174)
Common stock issued for acquisitions            1,371,216      137        930                                               1,067
Retained earnings of acquired companies                                             (2,457)                                (2,457)
Common stock issued for employee
     stock purchase plan                          377,016       38      5,514                                               5,552
Exercise of stock options                       5,321,244      532     43,104                                              43,636
Conversion of debentures                        7,540,916      754    112,079                                             112,833
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 2000                     153,822,408 $ 15,382  $ 407,645    $ 285,890    $ 3,118        $ (695)    $ 711,340
                                              =========== ========  =========    =========    =======        =======    =========


                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND JANUARY 31, 1999 AND 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                             DECEMBER 31,       JANUARY 31,        JANUARY 31,
                                                                                 1997              1999               2000
                                                                                 ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $      34,525     $      111,527     $     170,261
   Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation and amortization                                                22,000             20,872            33,473
     Changes in assets and liabilities:
        Accounts receivable                                                      (23,977)          (112,624)          (63,729)
        Inventories                                                              (14,818)            16,335           (50,679)
        Prepaid expenses and other current assets                                (17,802)            (6,491)           (2,954)
        Accounts payable and accrued expenses                                      8,314             58,929            44,636
        Advance payments from customers                                            8,595             16,371            48,114
        Liability for severance pay                                                  807               (143)            1,847
        Other                                                                      3,657               (440)           (5,721)
                                                                           -------------     ---------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         21,301            104,336           175,248
                                                                           -------------     --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and sales (purchases) of bank time deposits
     and investments, net                                                        (53,524)            24,199         (377,582)
   Purchase of property and equipment                                            (36,532)           (24,673)         (84,830)
   Capitalization of software development costs                                   (6,008)            (8,569)         (11,928)
                                                                           --------------    ---------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                            (96,064)            (9,043)        (474,340)
                                                                           --------------    ---------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of debentures                                            -            292,672                 -
   Proceeds from issuance of common stock in connection
     with exercise of stock options, warrants, and
     employee stock purchase plan                                                 23,041             36,238            49,188
   Net proceeds from bank loans and other debt                                    28,989            (21,099)            2,876
                                                                           -------------      --------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         52,030            307,811            52,064
                                                                           -------------      -------------     -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                              (22,733)           403,104          (247,028)
CASH ACQUIRED IN POOLING OF INTERESTS TRANSACTIONS                                     -                  -             1,707
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     210,756            180,855           583,959
                                                                           -------------      -------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $     188,023      $     583,959      $    338,638
                                                                           =============      =============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                  $       9,184      $      14,094      $     20,216
                                                                           =============      =============      ============
   Cash paid during the year for income taxes                              $      10,811      $       2,452      $        619
                                                                           =============      =============      ============

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND JANUARY 31, 1999 AND 2000
--------------------------------------------------------------------------------

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

         In 1998, the Company changed its fiscal year from the calendar year to the fiscal year ending January 31. As a result of the change in fiscal year, the Company's results of operations for the one month ended January 31, 1998 have previously been reported separately as a transition period and included on a transition report on Form 10-K.


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

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially expose the Company to concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in bank time deposits, money market funds placed with major banks and financial institutions, corporate commercial paper, corporate medium-term notes, and U.S. government obligations. Accounts receivable are generally diversified due to the number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

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

         INCOME TAXES - The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

         REVENUE AND EXPENSE RECOGNITION - Revenue is generally recognized at the time of shipment for sales of systems which do not require significant customization to be performed by the Company and collection of the resulting receivable is deemed probable by the Company. The Company's systems are generally a bundled hardware and software solution that are shipped together. The Company generally has no obligations to customers after the date products are shipped, except for product warranties. The Company generally warranties its products for one year after sale. A provision for estimated warranty costs is recorded at the time of sale.

         Customers may also purchase separate maintenance contracts, which generally consist of bug-fixing and telephone access to Company technical personnel, but in certain circumstances may also include the right to receive unspecified product updates, upgrades and enhancements. Revenue from these services is recognized ratably over the contract period.

         Revenues from certain development contracts are recognized under the percentage-of-completion method on the basis of physical completion to date or using actual costs incurred to total expected costs under the contract. Revisions in estimates of costs and profits are reflected in the accounting period in which the facts that require the revision become known. At the time a loss on a contract is known, the entire amount of the estimated loss is accrued. Amounts received from customers in excess of revenues earned under the percentage-of-completion method are recorded as advance payments from customers. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance, and are included in cost of sales in the consolidated statements of income.

         Expenses incurred in connection with research and development activities, other than certain software development costs that are capitalized, and selling, general and administrative expenses are charged to operations as incurred.

         SOFTWARE DEVELOPMENT COSTS - Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers. Amortization expenses amounted to $3,546,000, $3,230,000 and $5,754,000 for the years ended December 31, 1997 and January 31, 1999 and 2000, respectively.

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

         Net gains (losses) from foreign currency transactions, included in the consolidated statements of income, approximated $(2,192,000), $2,847,000 and $(9,422,000) for the years ended December 31, 1997 and January 31, 1999 and 2000, respectively.

         The Company occasionally enters into foreign exchange forward contracts and options on foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. Any gain or loss on a foreign exchange contract which hedges a firm commitment is deferred until the underlying transaction is realized, at which time it is included in the consolidated statement of income. The Company also purchases foreign exchange options which permit, but do not require, the Company to exchange foreign currencies at a future date with another party at a contracted exchange rate. To finance premiums paid on such options, from time to time the Company may also write offsetting options at exercise prices which limit, but do not eliminate, the effect of purchased options as a hedge. As of January 31, 2000, the Company had no material outstanding foreign exchange contracts.

         OTHER ASSETS - Licenses of patent rights and acquired "know-how" are recorded at cost and amortized using the straight-line method over the estimated useful lives of the related technology, not exceeding five years. Goodwill and other intangible assets associated with acquired subsidiaries are amortized over periods ranging from five to twelve years. Debt issue costs are amortized using the effective interest method over the term of the related debt.

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


3.       RESEARCH AND DEVELOPMENT

         A significant portion of the Company's research and development operations are located in Israel where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. The Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. The Company accrues royalties to the OCS for the sale of products incorporating technology developed in these projects. In addition, under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The amounts reimbursed by the OCS for the years ended

         December 31, 1997 and January 31, 1999 and 2000 were $16,276,000,
         $16,732,000 and $16,797,000, respectively.


4.       SHORT-TERM INVESTMENTS

         The Company classifies all of its short-term investments as available-for-sale securities. The following is a summary of available-for-sale securities as of January 31, 2000:

                                                                        GROSS                  GROSS               ESTIMATED
                                                                     UNREALIZED              UNREALIZED               FAIR
                                                 COST                   GAINS                  LOSSES                 VALUE
                                             ----------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
         Corporate debt securities          $    397,325              $      478             $     668             $     397,135
         U.S. Government
                agency bonds                       8,096                       -                   604                     7,492
                                            ------------              ----------             ---------             -------------
         Total debt securities                   405,421                     478                 1,272                   404,627
                                            ------------              ----------             ---------             -------------

         Common stock                             14,336                   5,010                 1,670                    17,676
         Mutual funds investing in
            U.S. government and
            agencies obligations                   1,878                       -                    45                     1,833
         Preferred stock                           4,211                   1,565                   658                     5,118
                                           -------------              ----------             ---------             -------------
         Total equity securities                  20,425                   6,575                 2,373                    24,627
                                           -------------              ----------             ---------             -------------

                                           $     425,846              $    7,053             $   3,645             $     429,254
                                           =============              ==========             =========             =============

         The following is a summary of available-for-sale securities as of January 31, 1999:

                                                                        GROSS                  GROSS               ESTIMATED
                                                                     UNREALIZED              UNREALIZED               FAIR
                                                 COST                   GAINS                  LOSSES                 VALUE
                                             ----------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
         Corporate debt securities          $     40,819              $      924             $       6             $    41,737
                                            ------------              ----------             ---------             -----------

         Common stock                             13,993                   3,448                 1,082                  16,359
         Mutual funds investing in
            U.S. government and
            agencies obligations                   1,929                      70                     -                   1,999
         Preferred stock                           3,173                     481                    91                   3,563
                                            ------------              ----------             ---------             -----------
         Total equity securities                  19,095                   3,999                 1,173                  21,921
                                            ------------              ----------             ---------             -----------

                                            $     59,914              $    4,923             $   1,179             $    63,658
                                            ============              ==========             =========             ===========

         During the year ended January 31, 2000, the gross realized gains on sales of securities totaled approximately $11,652,000, and the gross realized losses totaled approximately $4,613,000. During the year ended

         January 31, 1999, the gross realized gains on sales of securities totaled approximately $1,358,000, and the gross realized losses totaled approximately $5,472,000. During the year ended December 31, 1997, the gross realized gains on sales of securities totaled approximately $4,037,000, and the gross realized losses totaled approximately $2,503,000. The basis on which cost was determined in computing realized gain or loss is by the first-in, first-out method.

         The amortized cost and estimated fair value of debt securities at January 31, 2000, by contractual maturity, are as follows:

                                                             ESTIMATED
                                                      COST   FAIR VALUE
                                                      ----   ----------
                                                       (IN THOUSANDS)

          Due in one year or less                  $374,310   $374,075
          Due after one year through three years     20,845     20,549
          Due after three years                      10,266     10,003
                                                   --------   --------

                                                   $405,421   $404,627
                                                   ========   ========


5.       INVENTORIES

         Inventories consist of:
                                                           JANUARY 31,
                                                           -----------
                                                      1999            2000
                                                      ----            ----
                                                          (IN THOUSANDS)

         Raw materials                               $23,944        $38,641
         Work in process                              11,171         29,755
         Finished goods                               11,574         29,257
                                                     -------        -------

                                                     $46,689        $97,653
                                                     =======        =======

6.       PROPERTY AND EQUIPMENT

         Property and equipment consists of:
                                                            JANUARY 31,
                                                            -----------
                                                      1999               2000
                                                      ----               ----
                                                           (IN THOUSANDS)

Fixtures and equipment                              $ 120,297         $ 165,370
Land                                                     --              25,803
Software                                                4,034            13,593
Transportation vehicles                                 1,985               808
Leasehold improvements                                  3,044             7,408
                                                    ---------         ---------
                                                      129,360           212,982
Less accumulated depreciation
       and amortization                               (67,915)          (91,085)
                                                    ---------         ---------

                                                    $  61,445         $ 121,897
                                                    =========         =========


7.       OTHER ASSETS

         Other assets consist of:
                                                             JANUARY 31,
                                                             -----------
                                                        1999            2000
                                                        ----            ----
                                                           (IN THOUSANDS)
Software development costs,  net of
   accumulated amortization
   of $14,126 and $19,880                              $15,140        $21,314
Debt issue costs, net of accumulated
   amortization of $1,078 and $1,404                     9,140          5,703

   Other assets                                          5,129          8,174
                                                       -------        -------


                                                       $29,409        $35,191
                                                       =======        =======


8.      BUSINESS COMBINATIONS

        In March 2000, the Company signed a definitive agreement to acquire all of the outstanding stock of Loronix Information Systems, Inc. ("Loronix"), a company that develops software-based digital video recording and management systems used in a variety of applications and industries. The Company's acquisition of Loronix is expected to be accounted for as a pooling of interests. The Company will issue 0.385 new common shares for each outstanding Loronix share, or approximately 1,974,000 new shares to Loronix shareholders, and will assume outstanding Loronix stock options. Loronix will have the right to terminate the agreement if the value of the Company's shares to be received by Loronix shareholders is less than $36 per Loronix share. In such case, the Company will have the right to increase the exchange ratio to adjust the consideration to $36 per share.

        Unaudited pro forma consolidated statement of income data for the fiscal years ended December 31, 1997 and January 31, 1999 and 2000 are as follows:

                                                             CTI                 LORONIX                COMBINED
                                                             ---                 -------                --------
                                                                 (In thousands, except share data amounts)
            DECEMBER 31, 1997
            Sales                                   $      488,940           $     9,403           $      498,343
            Net income (loss)                       $       34,525           $    (2,512)          $       32,013
            Earnings per share - diluted            $         0.25                                 $         0.23

            JANUARY 31, 1999
            Sales                                   $      696,094           $    12,711           $      708,805
            Net income (loss)                       $      111,527           $    (2,162)          $      109,365
            Earnings per share - diluted            $         0.78                                 $         0.75

            JANUARY 31, 2000
            Sales                                   $      872,190           $    37,477           $      909,667
            Net income                              $      170,261           $     2,886           $      173,147
            Earnings per share - diluted            $         1.07                                 $         1.08


        The unaudited pro forma consolidated statement of income data combine the historical statement of income data of the Company for the years ended December 31, 1997 and January 31, 1999 and 2000 with the historical statement of income data of Loronix for the fiscal years ended December 31, 1997, 1998 and 1999, respectively.

        In August 1999, the Company acquired all of the outstanding stock of InTouch Systems, Inc., ("InTouch") a company that develops and markets a suite of intelligent voice-controlled software applications, for 679,202 shares of the Company's common stock and the assumption of options to purchase 79,122 shares of the Company's common stock. The combination was accounted for as a pooling of interests. The Company did not restate prior financial statements for this acquisition due to immateriality and recorded the book value of the net assets of InTouch of $(1,122,000) in the statement of stockholders' equity.

        In February 1999, the Company acquired all of the outstanding stock of Amarex Technology, Inc., ("Amarex"), a company that develops software-based applications for the telephone network operator and call center markets, for 692,014 shares of the Company's common stock and the assumption of options and warrants to purchase 239,286 shares of the Company's common stock. The combination was accounted for as a pooling of interests. The Company did not restate prior financial statements for this acquisition due to immateriality and recorded the book value of the net assets of Amarex of $(268,000) in the statement of stockholders' equity.

        In January 1998, Boston Technology, Inc., a Delaware corporation, ("BTI") merged with and into Comverse in a transaction that was accounted for as a pooling of interests. BTI designed, developed, manufactured, marketed and supported standard and customized enhanced services platforms and software applications for the telephone network operator market. Pursuant to the merger, the issued and outstanding shares of BTI at the effective date of the merger were converted into an aggregate of approximately 54,423,556 shares of Comverse's common stock and outstanding options and warrants to purchase BTI stock were converted into options and warrants to purchase an aggregate of 10,374,796 Comverse shares.

        The table below sets forth the unaudited separate and combined results of CTI and BTI for the fiscal year ended December 31, 1997:

                                                        CTI                 BTI                  ADJUSTMENTS              COMBINED
                                                        ---                 ---                  -----------              --------
                                                                       (In thousands, except per share amounts)

           Sales                                 $      280,281        $      210,525        $     (1,866)        $       488,940
           Net income (loss)                     $       43,500        $      (7,503)        $     (1,472)        $        34,525
           Earnings per share - diluted          $         0.54                                                   $          0.25


        BTI had a January 31 fiscal year end. Accordingly, the consolidated statement of income data combines the historical statement of income data of the Company for the year ended December 31, 1997 with the historical statement of income data of BTI for the eleven months ended December 31, 1997.

        In 1998, the Company changed its fiscal year from the calendar year to the fiscal year ending January 31, corresponding to BTI's fiscal year. As a result of the change in fiscal year, the Company's results of operations for the one month ended January 31, 1998 have previously been reported separately as a transition period and included on a transition report on Form 10-K. Consolidated statement of operations data for the one month ended January 31, 1998 is as follows:

                                                              (In thousands,
                                                       except per share amounts)

        Sales                                                  $  14,401
        Cost of Sales                                             21,146
        Selling, general and administrative expenses              51,892
        Research and development                                  13,481
        Royalties and license fees                                   520
        Merger and restructuring charges                          41,877
                                                               ---------
        Loss from operations                                    (114,515)
        Interest and other income, net                               175
                                                               ---------
        Loss before income tax                                  (114,340)
        Income tax provision                                        (867)
                                                               ---------
        Net loss                                               $(115,207)
                                                               =========
        Net loss per share                                     $   (0.89)
                                                               =========

        In connection with the merger, the Company has charged $41,877,000 to operations for merger and restructuring related charges. Such charges relate to the following:

        Asset write-downs and impairments
        ---------------------------------
                                                      (In thousands)

               Research and development equipment        $ 9,106
               Capitalized software costs                  2,987
               Prepaid license fees                        2,190
               Furniture and equipment                     1,474
               Other                                         161
                                                         -------
               Total asset write-downs and impairments   $15,918
                                                         =======


        In connection with the merger with BTI, certain assets became impaired due to the closing of duplicative facilities, or the existence of duplicative technology of the merged companies. In addition, the Company decided to develop a new software platform for the combined company and to discontinue certain software enhancements under development which were previously capitalized. Accordingly, these assets were written down to their net realizable value at the time of the merger. Net realizable value was determined in accordance with the Company's accounting policies disclosed in Note 1.

        Severance and other restructuring charges
        -----------------------------------------
                                                          (In thousands)

             Terminated employment contracts and severance   $6,825
             Terminated leases of duplicative facilities        571
             Other                                              449
                                                             ------
             Total                                           $7,845
                                                             ======

        In connection with the merger with BTI, management having the requisite authority determined to close certain duplicate facilities, sever certain employees and otherwise streamline the combined operations. The Company also terminated certain employment contracts for employees that provided no future benefit to the merged companies. In connection with this plan, the Company recorded a charge for severance and related fringe benefits for 50 employees, consisting of 25 software engineers, 10 operations employees, 5 customer service employees and 10 general and administrative employees. The employees under employment contracts and employees who were terminated under the severance plan were considered redundant by the Company as a result of the merger. Prior to the merger, the Company and BTI each had sales offices in certain countries and, as a result of the merger, duplicative facilities were closed.

        A summary of the restructuring reserve is as follows:

                                    One Month Ended         Year Ended
                                      January 31,           January 31,
                                         1998           1999          2000
                                         ----           ----          ----
                                                  (In thousands)

    Balance, beginning of period       $  --         $ 7,356       $ 2,063
    Provision                            7,845          --            --
    Payments for:
       Terminated employment
          contracts and severance         (334)       (4,528)       (1,952)
       Duplicative facilities              (56)         (515)         --
       Other                               (99)         (250)         --
                                       -------       -------       -------

    Balance, end of period             $ 7,356       $ 2,063       $   111
                                       =======       =======       =======


        Professional fees and other direct merger expenses
        --------------------------------------------------

        In connection with the merger with BTI, the Company recorded a charge of $11,040,000 for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs, such as printer fees for the proxy statement incurred directly in connection with the merger.


        Other merger related charges
        ----------------------------
                                                            (In thousands)

           Penalties under product development agreements      $5,989
           Terminated development contracts                     1,085
                                                               ------
                                                               $7,074
                                                               ======

        In connection with the merger with BTI, the Company also terminated certain existing development contracts which provided no future benefit to the merged companies. Prior to the merger, the Company had commitments with third parties to develop technology in which it was contractually obligated. As a result of the merger, the Company decided to develop a new software platform for the combined company and to discontinue certain enhancements under development. In addition, the Company incurred penalties under product development agreements relating to transfer of technology.

        In addition, approximately $36,055,000 has been charged to selling, general and administrative expenses in the one month period ended January 31, 1998 relating to the impairment of receivables resulting from the merger. Included in this amount is approximately $14.9 million from an international distributor who refused to pay the Company, claiming his exclusive distribution agreement was violated as a result of the merger. Also included in this amount is approximately $21.1 million that was due from customers who had switched as customers from BTI to the Company or from the Company to BTI. In order to continue good customer relations, the Company decided to forgive the amounts owed.

        Approximately $7,831,000 has been charged to cost of sales in the one month ended January 31, 1998 relating to the merger. Such charge relates to the write-off of inventory that was considered obsolete and duplicative as a result of the merger. Both the Company and BTI had two enhanced services platform products. As a result of the merger, the Company decided that one product from each of the Company and BTI would no longer be sold.


        In February 1997, the Company acquired all of the outstanding stock of Enhanced Communications Corporation ("ECC"), a company providing outsourcing of voice messaging, for 487,500 shares of the Company's common stock. The combination has been accounted for as a pooling of interests. The Company did not restate prior financial statements for this acquisition due to immateriality and recorded the book value of the net assets of ECC of $661,000 in the statement of stockholders' equity.


9.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of:

                                                  JANUARY 31,
                                              1999          2000
                                              ----          ----
                                                 (IN THOUSANDS)

               Accounts payable            $ 63,606      $ 74,074
               Accrued salaries              22,645        28,825
               Accrued vacation               9,004        13,568
               Accrued royalties             18,165        26,567
               Other accrued expenses        71,450        88,211
                                           --------      --------

                                           $184,870      $231,245
                                           ========      ========



10.        CONVERTIBLE SUBORDINATED DEBENTURES

        In June 1998, the Company issued $300,000,000 of convertible subordinated debentures bearing interest at 4-1/2% per annum, payable semi-annually. The debentures mature on July 1, 2005. The debentures are convertible into shares of the Company's common stock at a conversion price of $21.50 per share, subject to adjustment in certain events. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The debentures are redeemable at the option of the Company, in whole or in part, at prices decreasing from 101.8% of the face amount on July 10, 2001 to par on July 10, 2003. The debenture holders may require the Company to repurchase the debentures at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company.

        In October 1996, the Company issued $115,000,000 of convertible subordinated debentures bearing interest at 5-3/4% per annum, payable semi-annually. In October 1999, the Company called these debentures for redemption. The debentures were converted into 7,540,916 shares of common stock.

11.      LIABILITY FOR SEVERANCE PAY

         Liability for severance pay consists of the Company's unfunded liability for severance pay to employees of certain foreign subsidiaries and accrued severance to the Company's chief executive officer.

         Under Israeli law, the Company is obligated to make severance payments to employees of its Israeli subsidiaries on the basis of each individual's current salary and length of employment. These liabilities are currently provided primarily by premiums paid by the Company to insurance providers.

         The Company is obligated under an agreement with its chief executive officer to provide a severance payment upon the termination of his employment with the Company. Approximately $1,648,000 and $1,925,000 has been accrued as of January 31, 1999 and 2000, respectively, relating to this liability.


12.        COMMON STOCK

         STOCK SPLITS - On April 15, 1999, the Company effected a three-for-two stock split by paying a 50% stock dividend to stockholders of record on March 31, 1999. On April 3, 2000, the Company effected a two-for-one stock split by paying a 100% stock dividend to shareholders of record on March 27, 2000. All share and per share information has been retroactively restated in the consolidated financial statements to reflect these splits.

         INCREASE IN AUTHORIZED COMMON SHARES - At the Annual Meeting of Shareholders held on October 8, 1999, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase from 100,000,000 to 300,000,000 the aggregate number of authorized common shares of the Company.


13.      STOCK OPTIONS

        EMPLOYEE STOCK OPTIONS - At January 31, 2000, 23,409,800 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 90,020 shares were available for future grant under Comverse's Stock Option Plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in annual increments over periods of up to four years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

The changes in the number of options were as follows:


                                                    YEAR ENDED
                                     ------------------------------------------
                                     DECEMBER 31,            JANUARY 31,
                                        1997            1999            2000
                                        ----            ----            ----

Outstanding at beginning of year     16,718,884      24,791,386      20,777,464
Options from pooling
       of interests transactions           --              --           224,758
Granted during the year               3,314,250       2,690,582       8,463,306
Exercised during the year            (3,772,408)     (5,791,814)     (5,321,244)
Canceled, terminated and expired       (427,014)       (912,690)       (734,484)
                                    -----------     -----------     -----------

Outstanding at end of year           15,833,712      20,777,464      23,409,800
                                    ===========     ===========     ===========


        At January 31, 2000, options to purchase an aggregate of 7,087,800 shares were vested and currently exercisable under the option plans and options to purchase an additional 16,322,000 shares vest at various dates extending through the year 2003.

        Weighted average option exercise price information was as follows:

                                                        YEAR ENDED
                                          ----------------------------------
                                          DECEMBER 31,         JANUARY 31,
                                             1997         1999          2000
                                             ----         ----          ----

Outstanding at beginning of year         $    5.54    $    8.64    $    9.62
Assumed from pooling of interests              --           --          3.16
Granted during the year                      14.35        10.72        44.36
Exercised during the year                     4.13         5.87         8.21
Canceled, terminated and expired              8.99        10.42        12.10
Exercisable at year end                       3.90         6.79         9.06

        Significant option groups outstanding at January 31, 2000 and related weighted average price and life information were as follows:

                                                 Weighted Average             Weighted                               Weighted
        Range of                  Number               Remaining               Average               Number            Average
        Exercise Price         Outstanding          Contractual Life        Exercise Price        Exercisable       Exercise Price
        --------------         -----------          ----------------        --------------        -----------       --------------
        $ 0.63 - $10.00         5,083,276                6.63                $   6.89               3,009,902         $   5.31
        $10.42 - $10.42         6,770,474                7.99                   10.42               2,709,088            10.42
        $11.08 - $27.33         3,911,690                7.60                   15.88               1,347,210            14.12
        $46.50 - $49.28         7,644,360                9.69                   46.51                  21,600            46.50
                               ----------                ----                --------               ---------         --------
                               23,409,800                8.18                $  22.35               7,087,800         $   9.06
                               ==========                ====                ========               =========         ========


         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced by approximately $13,505,000, $28,769,000 and $44,853,000 or $0.10, $0.20 and $0.27 per diluted share for the years ended December 31, 1997 and January 31, 1999 and 2000, respectively. The weighted average fair value of the options granted for the years ended December 31, 1997 and January 31, 1999 and 2000, respectively, is estimated at $7.74, $5.58 and $21.67 on the date of grant (using the Black-Scholes option pricing model) with the following weighted average assumptions for the years ended December 31, 1997 and January 31, 1999 and 2000, respectively: volatility of 54%, 55% and 55%; risk-free interest rate of 6.5%, 4.7% and 5.9%; and an expected life of 4.7, 5.0 and 4.1 years.

        OPTIONS ON SUBSIDIARY SHARES - In accordance with the requirements of his employment agreement, the chief executive officer of Comverse holds options to acquire up to 7.5% of the shares of certain subsidiaries, other than Comverse Network Systems, Inc. In addition, Comverse has granted to certain other employees of the Company options to acquire shares of certain subsidiaries, other than Comverse Network Systems, Inc. Such option issuances are not tied to the performance of the subsidiaries, but are intended to incentivize employees in the units for which they have direct responsibility. The portion of the shares of the subsidiaries upon which such options have been granted varies among the subsidiaries affected, not exceeding in any instance 20% of the shares outstanding assuming exercise in full. The options have terms of up to 15 years and become exercisable and vest over various periods ranging up to seven years from the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by a committee of the Board of Directors.


14.     WARRANTS

        In November 1995, the Company entered into an agreement to supply its products to a customer. Pursuant to this agreement, the Company issued warrants to purchase shares of its common stock at an exercise price of $7.18 per share. The warrants vest in five equal annual increments, commencing with the first anniversary of the date of grant, and remain exercisable for 30 months after first becoming exercisable. As of January 31, 2000, warrants to purchase 1,914,432 shares are outstanding, none of which are exercisable.


15.     EMPLOYEE STOCK PURCHASE PLAN

        Under the 1997 Employee Stock Purchase Plan ("ESPP"), all employees who had completed three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The number of shares available under the ESPP is 1,500,000, of which 587,682 had been issued as of January 31, 2000.

16.     EARNINGS PER SHARE ("EPS")

         Basic earnings per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings per share for the years ended December 31, 1997 and January 31, 1999 and 2000 was as follows:

                                    DECEMBER 31, 1997                   JANUARY 31, 1999                   JANUARY 31, 2000
                             ---------------------------------   -------------------------------  ---------------------------------
                                                   Per Share                         Per Share                         Per Share
                              Income    Shares     Amount        Income     Shares   Amount        Income      Shares   Amount
                                                              (In thousands, except per share data)
BASIC EPS
---------
Net Income                   $  34,525    127,240   $ 0.27        $111,527    132,600   $   0.84  $  170,261     144,018   $  1.18
                                                    ======                              ========                           =======

EFFECT OF DILUTIVE
     SECURITIES
-------------------
Options and warrants                       10,668                              11,050                             13,652
Convertible debentures                                                                                19,399      19,192
                             ---------  ---------   ------     ---------    --------   -------    ----------   ---------

DILUTED EPS                  $  34,525    137,908   $ 0.25     $ 111,527    143,650    $  0.78   $  189,660      176,862  $   1.07
                             =========    =======   ======     =========    =======    =======   ==========    =========  ========


         Debentures convertible into 7,540,984 shares and 21,494,472 shares were outstanding as of December 31, 1997 and January 31, 1999, respectively, but were not included in the computation of diluted EPS because the effect of including them would be antidilutive.


17.      INTEREST AND OTHER INCOME, NET

         Interest and other income, net, consists of the following:

                                                        YEAR ENDED
                                           DECEMBER 31,           JANUARY 31,
                                             1997           1999          2000
                                             ----           ----          ----
                                                       (IN THOUSANDS)

Interest and dividend income             $ 15,692       $ 25,410       $ 36,690
Interest expense                           (9,727)       (16,065)       (19,310)
Other, net                                 (1,086)        (1,082)          (861)
                                         --------       --------       --------
                                         $  4,879       $  8,263       $ 16,519
                                         ========       ========       ========

18.      INCOME TAXES

         The provision for income taxes consists of the following:

                                                YEAR ENDED
                             DECEMBER 31,                JANUARY 31,
                               1997                1999              2000
                               ----                ----              ----
                                              (IN THOUSANDS)

       Current:
         Federal           $     3,471        $          -       $          -
         State                     703                 127                762
         Foreign                 2,216              11,664             14,743
                           -----------        ------------       ------------

                                 6,390              11,791             15,505
                           -----------        ------------       ------------

       Deferred (benefit):
         Federal                 2,810                (430)                 -
         State                     215                  13                 13
         Foreign                   (17)                409                 59
                           ------------       ------------       ------------

                                 3,008                  (8)                72
                           -----------        -------------      ------------

                           $     9,398        $     11,783       $     15,577
                           ===========        ============       ============


         The reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:

                                                   YEAR ENDED
                                   DECEMBER 31,               JANUARY 31,
                                     1997               1999              2000
                                     ----               ----              ----

U.S. Federal statutory rate             35%              35%               35%
Consolidated worldwide income
     in excess of U.S. income          (31)             (37)              (36)
Foreign income taxes                     5                9                 8
Other                                   12                3                 1
                                  ---------         ---------         --------
Company's effective tax rate            21%              10%                8%
                                  =========         =========         ========


           Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset and liability at January 31, 1999 and 2000 is as follows:

                                                               JANUARY 31,
                                                           1999           2000
                                                           ----           ----
                                                             (IN THOUSANDS)

Deferred tax liability:
  Expenses deductible for tax purposes and
     not for financial reporting purposes                $      94    $     151
  Unrealized gain on available-for-sale securities           1,301        1,154
                                                         ---------    ---------
                                                         $   1,395    $   1,305
                                                         =========    =========
Deferred tax asset:
  Reserves not currently deductible                      $  22,417    $  18,408
  Tax loss carryforwards                                    25,160      104,733
  Inventory capitalization                                     276          408
                                                         ---------    ---------
                                                            47,853      123,549
Less: valuation allowance                                  (46,193)    (121,883)
                                                         ---------    ---------

       Total deferred tax asset                          $   1,660    $   1,666
                                                         =========    =========


         At January 31, 2000, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $283.1 million, which begin to expire in 2018.

         Income tax has not been provided on unrepatriated earnings of foreign subsidiaries as currently it is the intention of the Company to reinvest such foreign earnings in their operations.


19.      BUSINESS SEGMENT INFORMATION

         The Company has historically operated its business based on different geographical regions. During the year ended January 31, 2000, the Company changed the manner in which it operates into its various product business units.

         The Company's reporting segments are as follows:

         Enhanced Services Platform Products - Enables telecommunications network operators to offer a variety of revenue-generating services, including a broad range of integrated messaging, information distribution and personal assistant services, such as call answering, voice mail, fax mail, unified messaging, pre-paid services, wireless data and Internet-based services.

         Signaling Software Products - Interconnects the complex switching, database and messaging systems and manage the vital number, routing and billing information that form the backbone of today's communication networks. These products also enable voice and data networks to interoperate, or converge, allowing service providers to offer such converged network services as voice over the Internet and Internet call waiting.

         Digital Monitoring Systems Products - Supports the voice, fax and data recording and analysis activities of call centers and a variety of other commercial and governmental organizations and supports the monitoring, recording, surveillance, and information gathering and analysis activities of law enforcement and intelligence agencies.

         All Other - Includes other miscellaneous operations.

         The table below presents information about operating income/loss and segment assets as of and for the year ended January 31, 2000:

                                Enhanced                               Digital
                                Services            Signaling        Monitoring
                                Platform            Software           Systems           All        Reconciling      Consolidated
                                Products            Products          Products          Other          Items            Totals
                          -------------------------------------------------------------------------------------------------------
                                                                     (In thousands)

Sales                        $      755,597      $     25,831      $     78,074    $    19,494    $      (6,806)   $      872,190

Operating Income
       (Loss)                $      182,836      $      2,809      $    (12,461)   $    (2,043)   $      (1,822)   $      169,319

Total Assets                 $      694,872      $     17,794      $     78,704    $    39,512    $     521,486    $    1,352,368


         Reconciling items consist of the following:

             Sales - elimination of intersegment revenues
             Operating Income - elimination of intersegment operating income and corporate operations.
             Total Assets - elimination of intersegment receivables and unallocated corporate assets.

         Historical operating information could not be reasonably restated for prior years based on the Company's new operating structure. Historical condensed operating information based on geographical regions for the years ended December 31, 1997 and January 31, 1999 were as follows:

                                                UNITED
                                                STATES           ISRAEL            OTHER           ELIMINATIONS         TOTAL
                                                ------           ------            -----           ------------         -----

                                                                                (IN THOUSANDS)
             YEAR ENDED
             DECEMBER 31, 1997

             Sales                         $     343,158     $      203,636      $    18,511        $   (76,365)   $     488,940
             Costs and expenses                 (342,396)          (163,847)         (17,694)            74,041         (449,896)
                                           --------------    ---------------     ------------       -----------    --------------
             Operating income (loss)       $         762     $       39,789      $       817        $    (2,324)   $      39,044
                                           ==============    ===============     ============       ===========    ==============

             YEAR ENDED
             JANUARY 31, 1999

             Sales                         $     342,368     $      407,809      $    32,838        $   (86,921)   $     696,094
             Costs and expenses                 (365,711)          (274,218)         (30,263)            89,145         (581,047)
                                           --------------    ---------------     ------------       -----------    --------------
             Operating income (loss)       $     (23,343)    $      133,591      $     2,575        $     2,224    $     115,047
                                           ==============    ===============     ============       ===========    ==============


            Sales by country, based on end-user location, as a percentage of total sales, for the years ended December 31, 1997 and January 31, 1999 and 2000 were as follows:

                             DECEMBER 31,                  JANUARY 31,
                             ------------                  -----------
                                 1997             1999                   2000
                                 ----             ----                   ----

            United States        33%              26%                     21%
            Germany               4%              11%                     10%
            Japan                13%               8%                      9%
            Other foreign        50%              55%                     60%
                             -------           ------                --------
            Total               100%             100%                    100%
                             =======           ======                ========

             No customer accounted for 10% of sales for the years ended December 31, 1997, January 31, 1999 or January 31, 2000.

             Long-lived assets by country of domicile consist of:

                                                 JANUARY 31,
                                        1999                   2000
                                        ----                   ----
                                               (IN THOUSANDS)

                    United States    $    47,996           $      67,527
                    Israel                41,826                  95,275
                    Other                  2,210                  10,416
                                     -----------           -------------

                                     $    92,032           $     173,218
                                     ===========           =============


20.      COMMITMENTS AND CONTINGENCIES

         LEASES - The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $11,705,000, $15,081,000 and $22,364,000 in the years ended December 31, 1997 and January 31, 1999 and 2000, respectively.

         As of January 31, 2000, the minimum annual rent obligations of the Company were approximately as follows:

               TWELVE MONTHS ENDED
                   JANUARY 31,                       AMOUNT
                   -----------                       ------
                                                 (IN THOUSANDS)

                       2001                     $      22,546
                       2002                            17,941
                       2003                            16,522
                       2004                            15,323
                   2005 and thereafter                 41,026
                                                -------------

                                                $     113,358
                                                =============

         EMPLOYMENT AGREEMENTS - The Company is obligated under employment contracts with its chief executive officer to provide salary, bonuses, and fringe benefits through January 31, 2004. Minimum salary payments under the contracts currently amount to $642,000 per year. The executive is entitled to annual bonuses equal to at least 2.75% of the Company's consolidated after-tax net income during each year, determined without regard to acquisition-related expenses and charges. Following termination or expiration of the term of employment, the executive is entitled to receive a severance payment equal to $112,736 times the number of years from the beginning of his employment with the Company, the amount of which payment increases at the rate of 10% per annum compounded for each year of employment following December 31, 2000, plus continued fringe benefits for three years and insurance coverage for up to 10 years. If the executive's employment is terminated by the Company without "cause", or by the executive for "good reason" (as those terms are defined in the agreement), the executive is entitled to additional payments attributable to the salary, bonus and the monetary equivalence of other benefits which he otherwise would have expected to receive for a period of three years or the balance of the agreement term, whichever is longer. If such termination occurs following a change in control of the Company, the required additional payment is three times the executive's annual salary and bonus, and the executive is additionally entitled to the accelerated vesting of all retirement benefits and stock options, and payments sufficient to reimburse any associated excise tax liability and income tax resulting from such reimbursement. The agreements also provide for the executive to receive options entitling him to purchase 7-1/2% of the equity of Comverse's subsidiaries, other than Comverse Network Systems, Inc., at prices equal to the higher of the book value of the underlying shares at the date of option grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors. These options, as well as any options granted the executive under the Company's stock option or stock incentive plans, become fully vested, exercisable and nonforfeitable in the event of a change in control of the Company, the termination of the executive's employment by the Company without cause or by the executive for good reason, or the executive's death or disability.

         Most other employment agreements of the Company are terminable with or without cause with prior notice of 90 days or less. In certain instances, the termination of employment agreements without cause entitles the employees to certain benefits, including acceleration of the vesting of stock options and severance payments of as much as one year's compensation.

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

        INVESTMENTS - In 1997, wholly-owned subsidiaries of Comverse and Quantum Industrial Holdings Ltd. organized two new companies to make investments primarily relating to Israel, including investments in high technology ventures. Each participant committed a total of $37,500,000 to the capital of the new companies, for use as suitable investment opportunities are identified. Quantum Industrial Holdings Ltd. is the principal direct investment vehicle of the Quantum Group, a group of investment funds managed by Soros Fund Management LLC. As of January 31, 1999 and 2000, the Company has invested approximately $3,100,000 and $11,300,000, respectively, related to these ventures which are included in the caption "Investments" in the accompanying balance sheets.

         GUARANTIES - The Company has obtained bank guaranties primarily for performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $58,405,000 at January 31, 2000, are to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 2000.

         LITIGATION - On November 5, 1998, Comverse's subsidiary, Comverse Network Systems, Inc. ("CNS"), filed a complaint against Priority Call Management, Inc. ("PCM") alleging that PCM is infringing and has infringed certain patents owned by CNS. On October 6, 1999, CNS amended the complaint to include allegations of misappropriations of trade secrets and confidential information, conversion, intentional interference with contractual relations and unfair and deceptive practices. CNS is seeking a declaratory judgment, injunctive relief, compensatory and treble damages and attorneys fees. PCM answered the complaint, asserting numerous affirmative defenses, and is seeking a declaratory judgment that it has not infringed the CNS patents and that the patents are invalid. On March 16, 1999, PCM filed an amended answer and counterclaim asserting violations of the Sherman Antitrust Act, tortious interference and patent misuse. In its counterclaim PCM seeks declaratory judgments, compensatory and treble damages in unspecified amounts and attorneys fees. Currently, the parties are engaged in discovery.

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

                                                                                    JANUARY 31,
                                                        ----------------------------------------------------------------------
                                                                    1999                                     2000
                                                                    ----                                     ----
                                                        CARRYING           ESTIMATED               CARRYING          ESTIMATED
                                                         AMOUNT           FAIR VALUE                AMOUNT          FAIR VALUE
                                                         ------           ----------                ------          ----------
                                                                                   (IN THOUSANDS)
        Liabilities:
           Convertible subordinated debentures       $     415,000      $     646,475            $     300,000    $  1,313,400

        Off-balance sheet financial instruments:
        Foreign exchange forward contracts and
           options used for hedging purposes         $           -      $        (909)           $           -    $          -


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

         The fair value estimates presented herein are based on pertinent information available to management as of January 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.


22.        EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. Measurement is at fair value, and if the derivative is not designed as a hedging instrument, changes in fair value (i.e., gains and losses) are to be recognized in earnings in the period of change. If certain conditions are met, a derivative may be designed as a hedge, in which case the accounting for changes in fair value will depend on the specific exposure being hedged. The method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge. The methods must be consistent with the Company's approach to managing risk. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, will be effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact that the adoption of SFAS 133 will have on its financial statements.

23.      QUARTERLY INFORMATION (UNAUDITED)

         The following table shows selected results of operations for each of the quarters during the years ended January 31, 1999 and 2000:

                                                                       FISCAL QUARTER ENDED
                                    APRIL 30,   JULY 31,    OCT. 31,    JAN. 31,   APRIL 30,   JULY 31,    OCT. 31,    JAN. 31
                                      1998        1998        1998        1999       1999       1999         1999        2000
                                      ----        ----        ----        ----       ----       ----         ----        ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales                              $160,481    $167,404    $178,107    $190,102    $200,507    $209,280    $221,814    $240,589
Gross profit                       $ 94,616    $ 99,688    $107,158    $114,942    $123,080    $130,214    $138,589    $150,505
Net income                         $ 23,970    $ 26,067    $ 29,121    $ 32,369    $ 35,637    $ 40,401    $ 43,689    $ 50,534

Diluted earnings per share         $   0.17    $   0.18    $   0.21    $   0.22    $   0.23    $   0.26    $   0.28    $   0.30
                                   ========    ========    ========    ========    ========    ========    ========    ========


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              COMVERSE TECHNOLOGY, INC.
                                                  (Registrant)


April 28, 2000                                By: /s/ Kobi Alexander
                                                 -----------------------------
                                                      Kobi Alexander, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ Kobi Alexander                                              April 28, 2000
----------------------------------------
Kobi Alexander, President,
Chairman of the Board and
Chief Executive Officer; Director


/S/ David Kreinberg                                             April 28, 2000
----------------------------------------
David Kreinberg,
Chief Financial Officer


/S/ Zvi Alexander                                              April 28, 2000
----------------------------------------
Zvi Alexander, Director


/S/ Itsik Danziger                                             April 28, 2000
----------------------------------------
Itsik Danziger, Director


/S/ John H. Friedman                                           April 28, 2000
----------------------------------------
John H. Friedman, Director


/S/ Francis E. Girard                                           April 28, 2000
----------------------------------------
Francis E. Girard, Director


/S/ Sam Oolie                                                   April 28, 2000
----------------------------------------
Sam Oolie, Director


/S/ William F. Sorin                                            April 28, 2000
----------------------------------------
William F. Sorin, Director


/S/ Shaula A. Yemini                                            April 28, 2000
----------------------------------------
Dr. Shaula A. Yemini, Director