Form 10-K405/A
period 2000-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2000-05-30
CIK 803014

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

                   for the Fiscal Year ended January 31, 2000


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


                                       [X]


          The aggregate market value of the voting stock held by non-affiliates of the registrant on May 16, 2000 was approximately $12,568,000,000 The closing price of the registrant's common stock on the NASDAQ National Market System on May 16, 2000 was $81.00 per share.

        There were 155,574,242 shares of the registrant's common stock outstanding on May 16, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

        None.













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

NAME                                      AGE                   POSITION WITH THE COMPANY
----                                      ---                   -------------------------

Kobi Alexander(1)(2)                       48                   President, Chairman of the Board of
                                                                Directors, Chief Executive Officer
                                                                and Director

Francis E. Girard                          61                   Chief Executive Officer of Comverse
                                                                Network Systems Division and Director

Itsik Danziger                             51                   President and Chief Operating Officer of
                                                                Comverse Network Systems Division and Director

David Kreinberg                            35                   Vice President of Finance and Chief Financial
                                                                Officer

Dan Bodner                                 41                   President and Chief Executive Officer
                                                                of Comverse Infosys, Inc.

Zvi Alexander                              78                   Director

John H. Friedman(2)(3)(4)                  47                   Director

Sam Oolie(1)(2)(3)(4)                      63                   Director

William F. Sorin(1)(4)                     51                   Secretary and Director

Shaula A. Yemini, Ph.D.(3)                 52                   Director


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

          Dan Bodner. Mr. Bodner has been employed by the Company in various capacities since 1987 and currently serves as President and CEO of Comverse Infosys, Inc., a subsidiary of the Company. From 1986 to 1987, Mr. Bodner was employed as Director of Real-Time Software Development for Contahal Ltd., a subsidiary of Tadiran Ltd. From 1981 through 1985, Mr. Bodner served in the Israeli military. Mr. Bodner received a B.Sc., cum laude, in Electrical Engineering from the Technion, Israel Institute of Technology, in 1981 and an M.Sc., cum laude, in Electrical Engineering from Tel Aviv University in 1987.

          Zvi Alexander. Mr. Alexander has been a director of the Company since August 1989. Mr. Alexander has been actively engaged in the energy industry for more than 35 years. He served as Chief Executive Officer of the Israeli National Oil Company and its successor from 1966 through 1976, and subsequently engaged in activities in the energy industry as a consultant and independent entrepreneur. Mr. Alexander is currently Chairman of A&T Exploration Company Ltd. Zvi Alexander is the father of Kobi Alexander and Shaula A. Yemini.

          John H. Friedman. Mr. Friedman has been a director of the Company since June 1994. He is Managing Director of Easton Capital Corporation, a private investment firm founded by Mr. Friedman in 1991, and of Easton Hunt Capital Partners, LP, a venture capital fund he helped found in 1999. From 1989 to 1991, Mr. Friedman was a Managing Director of Security Pacific Capital Investors. Prior to joining that firm, he was a Managing Director of E. M. Warburg, Pincus & Co., Inc., where he was employed from 1981 to 1989. From 1978 to 1980, Mr. Friedman practiced law with the firm of Sullivan & Cromwell in New York City. Mr. Friedman received a B.A., magna cum laude, from Yale University and a J.D. from Yale Law School. He is a director of Clipserver.com PLC, a media monitoring company.

             Sam Oolie. Mr. Oolie has been a director of the Company since May 1986. He has been Chairman and Chief Executive Officer of NoFire Technologies, Inc., a manufacturer of high performance fire retardant products, since August 1995. He has also been Chairman of Oolie Enterprises, an investment company, since July 1985. He also has served as a director of CFC Associates, a venture capital firm, since January 1984. He was Chairman of The Nostalgia Network, a cable television network, from April 1987 to January 1990 and was Vice Chairman and director of American Mobile Communications, Inc., a cellular telephone company, from February 1987 to July 1989. From February 1962 to July 1985, Mr. Oolie was Chairman, Chief Executive Officer and a director of Food Concepts, Inc., a provider of food services to institutions and hospitals. Mr. Oolie also serves as a director of NCT Group, formerly Noise Cancellation Technologies, Inc. Mr. Oolie received a B.S. from Massachusetts Institute of Technology in 1958 and an M.B.A. from Harvard Business School in 1961.

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

ITEM 11. EXECUTIVE COMPENSATION.

          The following table presents summary information regarding the compensation paid or accrued by the Company for services rendered during the fiscal year ended December 31, 1997, the one month transition period ended January 31, 1998, and the fiscal years ended January 31, 1999 and 2000 by certain of its executive officers:

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                             ANNUAL COMPENSATION               COMPENSATION
                                   ------------------------------------            STOCK
     NAME AND                      PERIOD                                         OPTION            ALL OTHER
PRINCIPAL POSITION                 ENDING          SALARY(1)      BONUS(2)        GRANTS(3)        COMPENSATION(4)
---------------------------        ------        --------        ------           ------           ------------
Kobi Alexander                   Jan. 2000       $   642,000    $  4,682,178       630,000         $  1,120,867
President, Chief Executive       Jan. 1999       $   350,300    $  3,446,393       750,000         $    431,128
Officer and Chairman of          Jan. 1998       $    29,192               -     1,500,000         $     15,771
the Board of Directors           Dec. 1997       $   370,458    $  1,344,150       450,000         $    249,661

Carmel Vernia(5)                 Jan. 2000       $   159,043               -             -         $     37,116
Chief Operating Officer;         Jan. 1999       $   158,248    $    170,000             -         $     37,699
Chief Executive Officer,         Jan. 1998       $    12,356               -       187,500         $      2,985
Comverse Infosys                 Dec. 1997       $   150,162    $    150,000       105,000         $     36,048

Francis E. Girard(6)             Jan. 2000       $   385,008    $    125,000             -         $     26,000
Chief Executive Officer,         Jan. 1999       $   385,008    $    286,233             -         $     26,000
Comverse Network Systems         Jan. 1998       $    32,083               -       450,000         $      2,000
                                 Dec. 1997(7)    $   330,007    $    291,250             -         $     24,000

Itsik Danziger                   Jan. 2000       $   166,237    $    288,431       160,000         $     38,872
Chief Operating Officer,         Jan. 1999       $   151,101    $    286,233       150,000         $     36,147
Comverse Network Systems         Jan. 1998       $    10,919               -       375,000         $      2,181
                                 Dec. 1997       $   132,701    $    167,928       150,000         $     32,082

David Kreinberg                  Jan. 2000       $   160,000    $    100,000        75,000         $     10,080
Vice President of Finance
and Chief Financial Officer(8)


Igal Nissim                      Jan. 1999       $   105,976    $     36,775             -         $     25,237
Chief Financial Officer(9)       Jan. 1998       $     8,333               -        75,000         $      1,972
                                 Dec. 1997       $   101,272    $     27,800        15,000         $     24,277
-------------------


                                                       /footnotes on next page /

                                                 /footnotes from previous table/


(1) Includes salary and payments in lieu of earned vacation.

(2) Includes bonuses accrued for services performed in the year indicated, regardless of the year of payment.

(3) See also "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares."

(4) Consists of miscellaneous items not exceeding $50,000 in the aggregate for any individual, including premium payments and contributions under executive insurance and training plans, 401(k) matching payments and, in the case of Mr. Alexander, $277,779, $250,441, $7,773 and $211,750 accrued in the years ended January 31, 2000 and 1999, the month of January 1998 and the year ended December 31, 1997, respectively, for payments due on termination of employment pursuant to the terms of his employment agreements with the Company and $825,000 and $125,000 paid in the years ended January 31, 2000 and 1999, respectively, in premiums for "split dollar" life insurance for the benefit of Mr. Alexander, which premiums are required to be refunded to the Company out of benefit payments or cash surrender value under the associated policies.

(5) Mr. Vernia served as Chief Operating Officer of the Company during the periods indicated and as Chief Executive Officer of Comverse Infosys, Inc. through December 1999. Mr. Vernia resigned from the Company effective April 2000 upon his appointment to the position of Chief Scientist of the State of Israel.

(6) Mr. Girard began serving as Chief Executive Officer of Comverse Network Systems, effective January 1998. Previously, from May 1996, Mr. Girard served as President and Chief Executive Officer of Boston.

(7) Boston had a January 31 fiscal year. Accordingly, the information presented for Mr. Girard is for the 11 months ended December 31, 1997.

(8) Mr. Kreinberg was promoted to Chief Financial Officer of the Company effective May 1999.

(9) Mr. Nissim served as Chief Financial Officer of the Company until May 1999. He currently serves as Chief Financial Officer of Comverse Infosys, Inc.

          The following table sets forth information concerning options granted during the year ended January 31, 2000 to the executive officers of the Company identified above under its employee stock option plans:

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR
                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                       ASSUMED ANNUAL RATES OF
                                                                                       STOCK PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                         FOR OPTION TERM*
----------------------------------------------------------------------------------     --------------------------
                                        PERCENT OF
                                           TOTAL
                        NUMBER OF         OPTIONS    EXERCISE
                         SHARES         GRANTED TO    PRICE
                       SUBJECT TO        EMPLOYEES     PER           EXPIRATION
NAME                     OPTION         IN PERIOD     SHARE             DATE                   5%            10%
--------------------    --------      -------------  --------    -----------------           -----        ------
Kobi Alexander           630,000          7.3%         $46.50      October 18, 2009    $  18,423,468    $   46,688,685
Carmel Vernia                  -            -            -                        -                -                 -
Francis E. Girard              -            -            -                        -                -                 -
Itsik Danziger           160,000          1.8%         $46.50      October 18, 2009    $   4,678,976    $   11,857,444
David Kreinberg           75,000          0.9%         $46.50      October 18, 2009    $   2,193,270    $    5,558,177
------------------


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

         The following table sets forth, as to each executive officer identified above, the shares acquired on exercise of options during the year ended January 31, 2000, value realized, number of unexercised options held at January 31, 2000, currently exercisable and subject to future vesting, and the value of such options based on the closing price of the underlying shares on the NASDAQ National Market System at that date, net of the associated exercise price.

                    OPTION EXERCISES AND YEAR-END VALUE TABLE

        AGGREGATE OPTION EXERCISES IN THE YEAR ENDED JANUARY 31, 2000 AND
                VALUE OF UNEXERCISED OPTIONS AT JANUARY 31, 2000

                                                     NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED
                         SHARES                           OPTIONS HELD                     IN-THE-MONEY OPTIONS
                        ACQUIRED                      AT JANUARY 31, 2000                HELD AT JANUARY 31, 2000
                           ON          VALUE          -------------------                ------------------------
NAME                    EXERCISE     REALIZED      EXERCISABLE  UNEXERCISABLE         EXERCISABLE    UNEXERCISABLE
----                    --------     --------      -----------  -------------         -----------    -------------
Kobi Alexander          445,380    $  16,346,799      2,844,866        2,242,500       $    184,353,886   $   114,114,191
Carmel Vernia           582,500    $  32,333,123        235,000          311,250       $     14,034,267   $    18,662,415
Francis E. Girard       231,826    $   7,720,995        400,500          439,496       $     24,172,880   $    26,995,855
Itsik Danziger          183,750    $   8,021,619        146,250          538,750       $      8,911,481   $    26,967,572
David Kreinberg          53,880    $   1,891,776         26,952          170,832       $      1,653,126   $     7,770,972


         See "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares" for information regarding the grant to certain executive officers of options to purchase shares of subsidiaries of the Company.


EMPLOYMENT AGREEMENTS

         Mr. Alexander serves as Chairman of the Board, President and Chief Executive Officer of the Company under an agreement extending through January 31, 2004 at a current base annual salary of $630,000. Pursuant to the agreement, Mr. Alexander received bonus compensation of $4,682,178 for services rendered during the year ended January 31, 2000 and is entitled to receive bonus compensation in succeeding years in an amount to be negotiated annually, but not less than 2.75% of the Company's consolidated after tax net income in each year, determined without regard to the bonus and any acquisition-related expenses and charges. Mr. Alexander also receives various supplemental medical, insurance and other personal benefits from the Company under the terms of his employment, including the use of an automobile leased by the Company.

         Following termination or expiration of the term of employment, Mr. Alexander is entitled to receive a severance payment equal to $112,736 times the number of years from the beginning of his employment with the Company, the amount of which payment increases at the rate of 10% per annum compounded for each year of employment following December 31, 2000, plus continued fringe benefits for three years and insurance coverage for up to 10 years. If Mr. Alexander's employment is terminated by the Company without "cause", or by Mr. Alexander for "good reason" (as those terms are defined in the agreement), he is entitled to additional payments attributable to the salary, bonus and the monetary equivalence of other benefits which he otherwise would have expected to receive for a period of three years or the balance of the agreement term, whichever is longer. If such termination occurs following a change in control of the Company, the required additional payment is three times Mr. Alexander's annual salary and bonus, and he is additionally entitled to the accelerated vesting of all retirement benefits and stock options, and payments sufficient to reimburse any associated excise tax liability and income tax resulting from such reimbursement. The agreements also provide for Mr. Alexander to receive options entitling him to purchase 7-1/2% of the equity of Comverse's subsidiaries, other than Comverse Network Systems, Inc., at prices equal to the higher of the book value of the underlying shares at the date of option grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors. These options, as well as any options granted Mr. Alexander under the Company's stock option or stock incentive plans, become fully vested, exercisable and nonforfeitable in the event of a change in control of the Company, the termination of Mr. Alexander's employment by the Company without cause or by Mr. Alexander for good reason, or Mr. Alexander's death or disability.

         Mr. Alexander serves as Chairman of the Board of CNSL at a current basic compensation of $3,500 per month. CNSL has also agreed to reimburse Mr. Alexander for certain business-related expenses, to provide him with the use of an automobile owned or leased by CNSL, and to pay certain amounts for his account into defined contribution insurance and training funds in Israel. CNSL is also required to pay any taxes incurred by Mr. Alexander in respect of benefits provided to him under the agreement and certain professional fees incurred for the benefit of Mr. Alexander. In the event that CNSL unilaterally terminates or fundamentally breaches the agreement, it must pay, as liquidated damages, an amount equal to the basic compensation due for the remainder of the term of the agreement plus an amount equal to the present value of all non-monetary benefits under the agreement. The present value of the non-monetary benefits under the agreement is not readily determinable but is estimated at approximately 25% of such salary.

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

         Mr. Danziger is employed as President and Chief Operating Officer of Comverse Network Systems under an agreement providing for a base monthly salary at a current rate of 61,000 Israeli shekels, subject to Israeli statutory cost of living adjustment (resulting in a current annual salary equal to approximately $176,000) and an annual bonus which is based on goals for Mr. Danziger and Comverse Network Systems. Mr. Danziger is entitled to receive various insurance and supplemental benefits and the use of an automobile owned or leased by the Company.

         Mr. Kreinberg is employed as Vice President of Finance and Chief Financial Officer of the Company under an agreement providing for an annual salary of $180,000 and an annual bonus which is based on goals for Mr. Kreinberg. Mr. Kreinberg is entitled to receive various insurance and supplemental benefits and the use of an automobile owned or leased by the Company.

COMPENSATION OF DIRECTORS

         Each director who is not an employee of the Company or otherwise compensated by the Company for services rendered in another capacity, and whose position on the Board of Directors is not attributable to any contract between the Company and such director or any other entity with which such director is affiliated, receives compensation in the amount of $2,750 for each meeting of the Board of Directors and of certain committees of the Board of Directors attended by him during the year. Each of such eligible directors is also entitled to receive an annual stock option grant under the Company's Stock Option Plans entitling him to purchase 27,000 shares of common stock at a price per share equal to the fair market value of the common stock as reported on the NASDAQ System on the date two business days after the publication of the audited year-end financial statements of the Company. Such options are subject to forfeiture to the extent of 5,400 shares per meeting in the event that the option holder, during the year of grant, fails to attend at least five meetings of the Board of Directors and any of its committees of which the option holder is a member. Each director who resides outside of the United States and is not an officer or employee of the Company is entitled to reimbursement of expenses incurred for attendance at meetings of the Board, up to the amount of $2,000 for each meeting attended.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Kobi Alexander, President, Chairman of the Board and Chief Executive Officer of the Company, serves as a member of the Board of Directors of SMARTS. Dr. Shaula A. Yemini, President and Chief Executive Officer of SMARTS and Mr. Alexander's sister, is a member of the Remuneration and Stock Option Committee of the Board of Directors of the Company.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information concerning the beneficial ownership of shares of common stock on the part of the executive officers and directors of the Company and all persons known by the Company to be beneficial owners of more than five percent of the outstanding common stock as at May 16, 2000.

                                                                                      NUMBER OF         PERCENT
                                                                                        SHARES          OF TOTAL
                                                                                     BENEFICIALLY      OUTSTANDING
BENEFICIAL OWNER                      RELATIONSHIP WITH THE COMPANY                     OWNED            SHARES(1)
----------------                      -----------------------------                    ---------          ------
FMR Corporation
82 Devonshire Street
Boston, MA 02109                      Shareholder                                     18,650,178 (2)      12.0%

Putnam Investments, Inc.
One Post Office Square
Boston, MA 02109                      Shareholder                                     17,347,064 (2)      11.2%

AIM Management Group, Inc.
1315 Peachtree Street, N.E.
Atlanta, GA  30309                    Shareholder                                     10,993,252 (2)       7.1%

Morgan Stanley Dean
     Witter & Co.
1585 Broadway
New York, NY 10036                    Shareholder                                      7,808,984 (2)       5.0%

Kobi Alexander                        President, Chairman of the Board,
                                      Chief Executive Officer and Director             3,166,938 (3)       2.0%

Francis E. Girard                     Chief Executive Officer, Comverse
                                      Network Systems and Director                       686,328 (4)        *

Itsik Danziger                        Chief Operating Officer, Comverse
                                      Network Systems and Director                       107,714 (5)        *

David Kreinberg                       Vice President of Finance and
                                      Chief Financial Officer                             41,510 (6)        *

Zvi Alexander                         Director                                            42,000 (7)(8)     *

John H. Friedman                      Director                                            43,000 (8)(9)     *

Sam Oolie                             Director                                            27,000 (8)(9)     *

William F. Sorin                      Secretary and Director                              22,501 (9)(10)    *

Shaula A. Yemini, Ph.D.               Director                                            45,700 (8)(11)    *

All directors and executive
  officers as a group (9 persons)                                                      4,182,691 (12)      2.6%

-----------------

*        Less than 1%.
                                                        /footnotes on next page/

                                                 /footnotes from previous table/


(1) Based on 155,574,242 shares of common stock issued and outstanding on May 16, 2000, excluding, except as otherwise noted, shares of common stock issuable upon the exercise of outstanding stock options.

(2) Based on Schedule 13G filings with the Securities and Exchange Commission reflecting data as of December 1999.

(3) Includes 2,982,366 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May16, 2000. Does not include 2,055,000 shares issuable upon the exercise of options that were not exercisable at or within 60 days after May 16, 2000.

(4) Includes 498,000 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 16, 2000. Does not include 341,996 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 16, 2000.

(5) Includes 107,500 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 16, 2000. Does not include 497,500 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 16, 2000.

(6) Includes 27,332 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 16, 2000. Does not include 153,750 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 16, 2000.

(7) Includes 33,000 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 16, 2000.

(8) Does not include 27,000 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 16, 2000

(9) Consists solely of shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 16, 2000.

(10) Does not include 166,877 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 16, 2000.

(11) Includes 35,200 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 16, 2000.

(12) Includes 3,775,899 shares issuable upon the exercise of stock options that were exercisable at or within 60 days after May 16, 2000. Does not include 3,323,123 shares issuable upon the exercise of stock options that were not exercisable at or within 60 days after May 16, 2000.

OPTIONS TO PURCHASE SUBSIDIARY SHARES

         The Company has granted to certain key executives and other employees options to acquire shares of certain subsidiaries, other than Comverse Network Systems. Such options are provided to the President and Chief Executive Officer of the Company, as set forth under "Employment Agreements" above. In addition, the Company has granted to certain other employees of the Company options to acquire shares of certain subsidiaries. Such option issuances are not tied to the performance of the subsidiaries, but are intended to incentivize employees in the units for which they have direct responsibility. The portion of the shares of the subsidiaries upon which such options have been granted varies among the subsidiaries affected, not exceeding in any instance 20% of the shares outstanding assuming exercise in full. The options have terms of up to 15 years and become exercisable and vest over various periods ranging up to seven years from the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by a committee of the Board of Directors.

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


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company paid or accrued legal fees to William F. Sorin, a director of the Company, in the amount of $316,294 for legal services rendered to the Company during the year ended January 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMVERSE TECHNOLOGY, INC.
                                                (Registrant)


                                        By:  /s/ Kobi Alexander
                                             ----------------------------------
                                             Kobi Alexander
                                             President, Chairman of the Board
                                             and Chief Executive Officer
Dated:  May 30, 2000