Form 10-Q
period 2000-04-30
COMVERSE TECHNOLOGY INC/NY/
filed 2000-06-14
CIK 803014

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2000

                                       or

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

                                 [X] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of June 6, 2000 was 156,015,230.


                            Page 1 of 19 Total Pages
                       (Exhibit Index Appears on Page 17)

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. Financial Statements.

                                                                       Page
                                                                       ----

    1.          Condensed Consolidated Balance Sheets as
                of January 31, 2000 and April 30, 2000                    3

    2.          Condensed Consolidated Statements of Income
                for the Three Month Periods Ended April 30, 1999
                and April 30, 2000                                        4

    3.          Condensed Consolidated Statements of Cash
                Flows for the Three Month Periods Ended
                April 30, 1999 and April 30, 2000                         5

    4.          Notes to Condensed Consolidated Financial
                Statements                                                6


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                    9


                            Page 2 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS
------
                                                                               JANUARY 31,              APRIL 30,
                                                                                  2000*                   2000
                                                                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $     338,638             $      403,304
   Bank time deposits and short-term investments                                 439,054                    437,791
   Accounts receivable, net                                                      259,357                    282,830
   Inventories                                                                    97,653                    120,192
   Prepaid expenses and other current assets                                      40,829                     47,900
                                                                           -------------             --------------
TOTAL CURRENT ASSETS                                                           1,175,531                  1,292,017
PROPERTY AND EQUIPMENT, net                                                      121,897                    125,867
INVESTMENTS                                                                       19,749                     30,187
OTHER ASSETS                                                                      35,191                     50,546
                                                                           -------------             --------------
TOTAL ASSETS                                                               $   1,352,368             $    1,498,617
                                                                           =============             ==============

-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $     231,245             $      224,126
   Advance payments from customers                                                94,171                     96,806
   Other current liabilities                                                       1,289                      3,504
                                                                           -------------             --------------
TOTAL CURRENT LIABILITIES                                                        326,705                    324,436
CONVERTIBLE SUBORDINATED DEBENTURES                                              300,000                    300,000
LIABILITY FOR SEVERANCE PAY                                                        6,185                      8,030
OTHER LIABILITIES                                                                  8,138                     28,814
                                                                           -------------             --------------
TOTAL LIABILITIES                                                                641,028                    661,280
                                                                           -------------             --------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 300,000,000 shares;
     issued and outstanding, 153,822,408 and 155,444,704 shares                   15,382                     15,544
   Additional paid-in capital                                                    407,645                    475,313
   Retained earnings                                                             285,890                    342,295
   Accumulated other comprehensive income                                          2,423                      4,185
                                                                           -------------             --------------
TOTAL STOCKHOLDERS' EQUITY                                                       711,340                    837,337
                                                                           -------------             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   1,352,368             $    1,498,617
                                                                           =============             ==============


*The Condensed Consolidated Balance Sheet as of January 31, 2000 has been summarized from the Company's audited Consolidated Balance Sheet as of that date. The accompanying notes are an integral part of these financial statements.


                            Page 3 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS ENDED
                                                                        APRIL 30,            APRIL 30,
                                                                           1999                 2000

Sales                                                                  $   200,507        $   261,282
Cost of sales                                                               77,427             97,347
                                                                       -----------        -----------
Gross margin                                                               123,080            163,935

Operating expenses:
     Research and development, net                                          38,417             50,299
     Selling, general and administrative                                    42,845             54,220
     Royalties and license fees                                              4,740              4,880
     Merger expenses                                                         1,018                  -
                                                                       -----------        -----------

     Income from operations                                                 36,060             54,536

     Interest and other income, net                                          3,009              6,511
                                                                       -----------        -----------


Income before income tax provision                                          39,069             61,047
Income tax provision                                                         3,432              4,642
                                                                       -----------        -----------

Net income                                                             $    35,637        $    56,405
                                                                       ===========        ===========

Earnings per share:
     Basic                                                             $      0.26        $      0.36
                                                                       ===========        ===========
     Diluted                                                           $      0.23        $      0.33
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


                            Page 4 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                  APRIL 30,          APRIL 30,
                                                                                    1999                2000
Cash flows from operating activities:
     Net cash from operations after adjustment
        for non-cash items                                                      $   39,427         $    66,758
     Changes in assets and liabilities:
     Accounts receivable                                                           (18,259)            (23,473)
     Inventories                                                                     4,750             (22,539)
     Prepaid expenses and other current assets                                       2,164              (7,944)
     Accounts payable and accrued expenses                                           8,979              (7,119)
     Liability for severance pay                                                     2,134               1,845
     Other                                                                         (15,833)              9,714
                                                                                -----------        -----------
Net cash provided by operating activities                                           23,362              17,242

Cash flows from investing activities:
     Maturities and sales (purchases) of bank time deposits
       and investments, net                                                          4,459              (6,960)
     Purchases of property and equipment                                           (11,325)            (11,887)
     Increase in software development costs                                         (3,198)             (3,479)
                                                                                -----------        ------------
Net cash used in investing activities                                              (10,064)            (22,326)

Cash flows from financing activities:
     Net borrowings (repayments) of bank loans and other debt                         (436)              1,920
     Proceeds from issuance of common stock                                         12,068               9,768
     Proceeds from issuance of common stock of subsidiary                                -              58,062
                                                                                ----------         -----------
Net cash provided by financing activities                                           11,632              69,750

Net increase in cash and cash equivalents                                           24,930              64,666
Cash acquired in pooling of Amarex Technology, Inc.                                  1,680                   -
Cash and cash equivalents, beginning of period                                     583,959             338,638
                                                                                ----------         -----------
Cash and cash equivalents, end of period                                        $  610,569         $   403,304
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

                            Page 5 of 19 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2000. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         INVENTORIES. The composition of inventories at January 31 and April 30, 2000 is as follows:

                                        JANUARY 31,                 APRIL 30,
                                           2000                       2000
                                                    (In thousands)

                  Raw materials        $    38,641                $    43,179
                  Work in process           29,755                     39,390
                  Finished goods            29,257                     37,623
                                       -----------                -----------
                                       $    97,653                $   120,192
                                       ===========                ===========

         RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the three month period ended April 30, 2000, reimbursement from funding agencies amounted to $4,468,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties."

         EARNINGS PER SHARE. For the three month periods ended April 30, 1999 and 2000, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The assumed conversion of the convertible subordinated debentures was antidilutive for the three month period ended April 30, 1999. The shares used in the computations are as follows:

                                                    THREE MONTHS ENDED
                                         APRIL 30, 1999          APRIL 30, 2000
                                                     (In thousands)

                  Basic                       138,642                155,193
                  Diluted                     151,702                184,267


                               Page 6 of 19 Total Pages

         COMPREHENSIVE INCOME. For the three month periods ended April 30, 1999 and 2000, total comprehensive income was $34,223,000 and $58,167,000, respectively. The elements of comprehensive income include net income, unrealized gains on available for sale securities and foreign currency translation adjustments.

         STOCK SPLITS. In April 1999, the Company effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record on March 31, 1999. In April 2000, the Company effected a two-for-one stock split by paying a 100% stock dividend to shareholders of record on March 27, 2000. All share and per share information has been adjusted to give effect to these splits.

         ISSUANCE OF SUBSIDIARY STOCK. In April 2000, a subsidiary of the Company, Ulticom, Inc., issued 4,887,500 shares of its common stock in an initial public offering. As a result of the initial public offering, the Company's ownership interest in Ulticom, Inc. was reduced to 80.4%. Proceeds from the offering, based on the offering price of $13.00 per share, totaled approximately $58.1 million, net of offering expenses. The Company recorded a gain of approximately $46.7 million which was recorded as an increase in stockholders' equity as a result of the issuance.

         BUSINESS COMBINATIONS. In March 2000, the Company signed a definitive agreement to acquire all of the outstanding stock of Loronix Information Systems, Inc. ("Loronix"), a company that develops software-based digital video recording and management systems used in a variety of applications and industries. The Company's acquisition of Loronix is expected to be accounted for as a pooling of interests. The Company will issue 0.385 new common shares for each outstanding Loronix share, or approximately 1,974,000 new shares to Loronix shareholders, and will assume outstanding Loronix stock options. Loronix will have the right to terminate the agreement if the value of the Company's shares to be received by Loronix shareholders is less than $36 per Loronix share. In such case, the Company will have the right to increase the exchange ratio to adjust the consideration to $36 per share.

           Unaudited pro forma consolidated statement of income data for the three month periods ended April 30, 1999 and 2000 are as follows:

                                                             CTI              LORONIX            COMBINED
                                                             ---              -------            --------
                                                               (In thousands, except share data amounts)
          APRIL 30, 1999
          Sales                                           $    200,507        $    7,390         $    207,897
          Net income                                      $     35,637        $      555         $     36,192
          Earnings per share - diluted                    $       0.23                           $       0.24

          APRIL 30, 2000
          Sales                                           $    261,282        $    7,187         $    268,469
          Net income                                      $     56,405        $     (199)        $     56,206
          Earnings per share - diluted                    $       0.33                           $       0.32

           The unaudited pro forma consolidated statement of income data combines the statement of income data of the Company for the three month periods ended April 30, 1999 and 2000 with the statement of income data of Loronix for the three month periods ended March 31, 1999 and 2000, respectively.


                            Page 7 of 19 Total Pages

         BUSINESS SEGMENT INFORMATION. The Company's reporting segments are as follows:

         Enhanced Services Platform Products - Enable telecommunications network operators to offer a variety of revenue-generating services, including a broad range of integrated messaging, information distribution and personal assistant services, such as call answering, voice mail, fax mail, unified messaging, pre-paid services, wireless data and Internet-based services.

         Signaling Software Products - Interconnect the switching, database and messaging systems and manage the number, routing and billing information of communication networks. These products also enable voice and data networks to interoperate, or converge, allowing service providers to offer such converged network services as voice over the Internet and Internet call waiting.

         Digital Monitoring Systems Products - Support the voice, fax and data recording and analysis activities of call centers and a variety of other commercial and governmental organizations and supports the monitoring, recording, surveillance, and information gathering and analysis activities of law enforcement and intelligence agencies.

         All Other - Includes other miscellaneous operations.

         The table below presents information about operating income/loss and segment assets as of and for the three month periods ended April 30, 1999 and 2000:

                                   Enhanced                         Digital
                                   Services        Signaling      Monitoring
                                   Platform        Software         Systems         All     Reconciling   Consolidated
                                   Products        Products        Products        Other       Items        Totals
                              ----------------------------------------------------------------------------------------
                                                                  (In thousands)
        THREE MONTHS ENDED APRIL 30, 1999:

        Sales                   $    173,176      $    5,363     $   18,834   $    4,406    $    (1,272)  $    200,507
        Operating Income
               (Loss)           $     38,428      $      473     $     (488)  $     (495)   $    (1,858)  $     36,060
        Total Assets            $    461,216      $   11,157     $   73,923   $   27,038    $   507,087   $  1,080,421


        THREE MONTHS ENDED APRIL 30, 2000:

        Sales                   $    228,678      $    8,826     $   22,408   $    3,948    $    (2,578)  $    261,282
        Operating Income
               (Loss)           $     56,241      $    1,333     $      249   $     (317)   $    (2,970)  $     54,536
        Total Assets            $    756,838      $   77,710     $   79,661   $   44,748    $   539,660   $  1,498,617

        Reconciling items consist of the following:

           Sales - elimination of intersegment revenues.
           Operating Income - elimination of intersegment operating income and corporate operations. Total Assets - elimination of intersegment receivables and unallocated corporate assets.


                            Page 8 of 19 Total Pages

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS.
----------------------


INTRODUCTION

         Cost of sales include material costs, subcontractor costs, salary and related benefits for the operations and service departments, depreciation and amortization of equipment used in the operations and service departments, amortization of capitalized software costs, travel costs and an overhead allocation. Research and development costs include salary and related benefits as well as travel, depreciation and amortization of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, facility costs, as well as other costs associated with sales, marketing, finance and administrative departments.


THREE MONTH PERIOD ENDED APRIL 30, 2000
COMPARED TO THREE MONTH PERIOD ENDED ENDED APRIL 30, 1999

         Sales. Sales for the three month period ended April 30, 2000 increased by approximately $60.8 million, or 30%, compared to the three month period ended April 30, 1999. This increase is primarily attributable to an increase in sales of enhanced services platform ("ESP") products of approximately $54.4 million. Such increase was principally due to increased sales to European customers. In addition, sales of multimedia digital monitoring systems and network signaling software products increased by approximately $3.6 million and $3.3 million, respectively.

         Cost of Sales. Cost of sales for the three month period ended April 30, 2000 increased by approximately $19.9 million, or 25.7%, as compared to the three month period ended April 30, 1999. The increase in cost of sales is primarily attributable to increased materials and overhead costs of approximately $7.8 million due to the increase in sales, increased personnel-related costs of approximately $5.6 million due to hiring of additional personnel and increased compensation and benefits for existing personnel, increased travel-related costs of approximately $1.9 million and an increase in depreciation and amortization costs of approximately $1.7 million. Gross margins increased from approximately 61.4% in the three month period ended April 30, 1999 to approximately 62.7% in the three month period ended April 30, 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three month period ended April 30, 2000 increased by approximately $11.4 million, or 26.5%, compared to the three month period ended April 30, 1999, but as a percentage of sales decreased from approximately 21.4% in the three month period ended April 30, 1999 to


                            Page 9 of 19 Total Pages
approximately 20.8% in the three month period ended April 30, 2000. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the increased level of sales during the three month period ended April 30, 2000.

         Research and Development. Net research and development expenses for the three month period ended April 30, 2000 increased by approximately $11.9 million, or 30.9%, compared to the three month period ended April 30, 1999 due to overall growth of research and development operations and the initiation of significant new research and development projects. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the higher volume of research and development activities.

         Royalties and License Fees. Royalties and license fees for the three month period ended April 30, 2000 increased by approximately $0.1 million, or 3%, compared to the three month period ended April 30, 1999. The increase was primarily a result of the growth in sales of royalty bearing products.

         Income Tax Provision. Provision for income taxes for the three month period ended April 30, 2000 increased by approximately $1.2 million, or 35.3%, compared to the three month period ended April 30, 1999 due to increased pre-tax income. The overall effective tax rate decreased from approximately 9% during the 1999 period to approximately 8% in the three month period ended April 30, 2000. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

         Net Income. Net income increased by approximately $20.8 million, or 58.3%, in the three month period ended April 30, 2000 compared to the three month period ended April 30, 1999, while as a percentage of sales increased from approximately 18% in the three month period ended April 30, 1999 to approximately 22% in the three month period ended April 30, 2000. The increase resulted primarily from the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at April 30, 2000 and January 31, 2000 was approximately $967.6 million and $848.8 million, respectively.

         Operations for the three month periods ended April 30, 2000 and 1999, after adding back non-cash items, provided cash of approximately $66.8 million and $39.4 million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $49.5 million and $16.1 million, respectively. This resulted in cash being provided by operating activities of approximately $17.2 million and $23.4 million, respectively.


                            Page 10 of 19 Total Pages

         Investment activities for the three month periods ended April 30, 2000 and 1999 used cash of approximately $22.3 million and $10.1 million, respectively. These amounts include (i) additions to property and equipment in the three month periods ended April 30, 2000 and 1999 of approximately $11.9 million and $11.3 million, respectively; (ii) maturities and sales (purchases) of bank time deposits and investments, net, of approximately ($7.0) million and $4.5 million, respectively; and (iii) capitalization of software development costs of approximately $3.5 million and $3.2 million, respectively.

         Financing activities for the three month periods ended April 30, 2000 and 1999 provided cash of approximately $69.8 million and $11.6 million, respectively. These amounts include (i) proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and employee stock purchase plan of approximately $9.8 million and $12.1 million, respectively; (ii) net proceeds (repayments) of bank loans and other debt of approximately $1.9 million and ($0.4) million, respectively; and (iii) net proceeds from the issuance of common stock of a subsidiary in connection with an initial public offering in the 2000 period of approximately $58.1 million.

         As of April 30, 2000, the Company had outstanding convertible subordinated debentures of $300 million.

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


CERTAIN TRENDS AND UNCERTAINTIES.

         The Company has benefited from the growth in its business and capital base over the past several years to make significant new investment in its operations and infrastructure intended to enhance its opportunities for future growth and profitability. The Company intends to continue to make significant investments in the growth of its business, and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets, technology changes and shifts in competitive


                            Page 11 of 19 Total Pages
conditions. However, the Company believes that significant opportunities exist in the markets for each of its main product lines, and that continued strong investment in its technical, product development, marketing and sales capabilities will enhance its opportunities for long term growth and profitability.

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

         The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. The delays and uncertainties surrounding the Communications Assistance for Law Enforcement Act ("CALEA") have had a significant negative impact on acquisition plans of law enforcement agencies in North America engaged in monitoring activities. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government


                            Page 12 of 19 Total Pages
procurements have similarly made planning decisions more difficult and have increased the associated risks.

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

         A significant portion of the Company's research and development and manufacturing operations are located in Israel. The Company's historical operating results reflect substantial benefits it has received from programs sponsored by the Israeli government for the support of research and development, as well as tax moratoriums and favorable tax rates associated with investments


                            Page 13 of 19 Total Pages
in approved projects ("Approved Enterprises") in Israel. To be eligible for these programs and tax benefits, the Company must continue to meet conditions, including making specified investments in fixed assets and financing a percentage of investments with share capital. If the Company fails to meet such conditions in the future, the tax benefits would be canceled and the Company could be required to refund the tax benefits already received.

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

         The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Volatility in


                            Page 14 of 19 Total Pages
international currency exchange rates may have a significant impact on the Company's operating results. The Company has, and anticipates that it will continue to receive, significant contracts denominated in foreign (primarily Western European) currencies. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of significant changes in currency rates during the contract period. Since the Company will hedge the exchange rate risks associated with long-term contracts denominated in foreign currencies only to a limited extent, if at all, operating results can be affected by the impact of currency fluctuations as well as the cost of such hedging.

         The Company's future operating results and financial condition will be adversely affected should economic instability result in widespread slowdown or recessionary conditions in major world markets, or in severe trade or currency disruptions.

         The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology and government contracting businesses, and particularly publicly traded companies such as the Company, tend to exhibit a high degree of volatility. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications equipment industry in general, and the Company's business segments in particular, which may not have any direct relationship with the Company's business or prospects.


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

         By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors, including without limitation those discussed under "Certain Trends and Uncertainties" and elsewhere in this report. Investors and others should


                            Page 15 of 19 Total Pages
carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

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





                            Page 16 of 19 Total Pages

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




                            Page 17 of 19 Total Pages

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COMVERSE TECHNOLOGY, INC.


Dated:    June 13, 2000                    /S/ Kobi Alexander
                                           --------------------------------
                                           Kobi Alexander
                                           President, Chairman of the Board
                                             and Chief Executive Officer


Dated:    June 13, 2000                    /S/ David Kreinberg
                                           --------------------------------
                                           David Kreinberg
                                           Vice President of Finance
                                             and Chief Financial Officer



                            Page 18 of 19 Total Pages