Form 10-Q
period 2000-07-31
COMVERSE TECHNOLOGY INC/NY/
filed 2000-09-14
CIK 803014

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the quarterly period ended July 31, 2000

                                       or

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

                                                  [X] Yes          [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of September 5, 2000 was 164,642,549.


                            Page 1 of 23 Total Pages

37994.0017

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. Financial Statements.

                                                                         Page
                                                                         ----

    1.          Condensed Consolidated Balance Sheets as
                of January 31, 2000 and July 31, 2000                      3

    2.          Condensed Consolidated Statements of Income
                for the Three and Six Month Periods
                Ended July 31, 1999 and July 31, 2000                      4

    3.          Condensed Consolidated Statements of Cash
                Flows for the Six Month Periods Ended
                July 31, 1999 and July 31, 2000                            5

    4.          Notes to Condensed Consolidated Financial
                Statements                                                 6


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                     11



                            Page 2 of 23 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


ASSETS
------
                                                                               JANUARY 31,              JULY 31,
                                                                                  2000*                   2000
                                                                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $     342,535             $      474,900
   Bank time deposits and short-term investments                                 439,054                    420,159
   Accounts receivable, net                                                      266,203                    306,141
   Inventories                                                                   101,728                    116,688
   Prepaid expenses and other current assets                                      41,243                     53,209
                                                                           -------------             --------------
TOTAL CURRENT ASSETS                                                           1,190,763                  1,371,097
PROPERTY AND EQUIPMENT, net                                                      126,101                    141,660
INVESTMENTS                                                                       19,749                     42,702
OTHER ASSETS                                                                      36,234                     51,197
                                                                           -------------             --------------
TOTAL ASSETS                                                               $   1,372,847             $    1,606,656
                                                                           =============             ==============


-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $     235,860             $      249,376
   Advance payments from customers                                                94,777                    104,556
   Other current liabilities                                                       1,822                      3,588
                                                                           -------------             --------------
TOTAL CURRENT LIABILITIES                                                        332,459                    357,520
CONVERTIBLE SUBORDINATED DEBENTURES                                              300,000                    300,000
LIABILITY FOR SEVERANCE PAY                                                        6,185                      8,090
OTHER LIABILITIES                                                                  9,364                     25,350
                                                                           -------------             --------------
TOTAL LIABILITIES                                                                648,008                    690,960
                                                                           -------------             --------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 300,000,000 shares;
     issued and outstanding, 155,776,298 and 159,006,020 shares                   15,577                     15,901
   Additional paid-in capital                                                    424,075                    505,875
   Retained earnings                                                             282,764                    390,148
   Accumulated other comprehensive income                                          2,423                      3,772
                                                                           -------------             --------------
TOTAL STOCKHOLDERS' EQUITY                                                       724,839                    915,696
                                                                           -------------             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   1,372,847             $    1,606,656
                                                                           =============             ==============


           *The Condensed Consolidated Balance Sheet as of January 31,
    2000 has been summarized from the Company's audited Consolidated Balance
                Sheet as of that date and restated for pooling of interests with Loronix Information Systems, Inc.

   The accompanying notes are an integral part of these financial statements.

                            Page 3 of 23 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   SIX MONTHS ENDED             THREE MONTHS ENDED
                                                JULY 31,       JULY 31,       JULY 31,       JULY 31,
                                                 1999*          2000           1999*          2000
Sales                                          $424,707       $560,539       $216,810       $292,070
Cost of sales                                   165,800        212,040         83,839        109,989
                                               --------       --------       --------       --------
Gross margin                                    258,907        348,499        132,971        182,081

Operating expenses:
     Research and development, net               79,713        105,845         40,913         55,128
     Selling, general and administrative         90,544        118,217         45,812         61,705
     Royalties and license fees                   9,472         10,207          4,732          5,327
     Merger expenses                              1,018         11,623           --           11,623
                                               --------       --------       --------       --------

     Income from operations                      78,160        102,607         41,514         48,298

     Interest and other income, net               6,332         13,950          3,322          7,405
                                               --------       --------       --------       --------

Income before income tax provision               84,492        116,557         44,836         55,703
Income tax provision                              7,277          8,648          3,813          4,000
                                               --------       --------       --------       --------

Net income                                     $ 77,215       $107,909       $ 41,023       $ 51,703
                                               ========       ========       ========       ========


Earnings per share:
     Basic                                     $   0.55       $   0.68       $   0.29       $   0.33
                                               ========       ========       ========       ========
     Diluted                                   $   0.49       $   0.62       $   0.26       $   0.30
                                               ========       ========       ========       ========


* Restated for pooling of interests with Loronix Information Systems, Inc.

   The accompanying notes are an integral part of these financial statements.


                              Page 4 of 23 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                  JULY 31,           JULY 31,
                                                                                    1999*               2000
Cash flows from operating activities:
     Net cash from operations after adjustment
        for non-cash items                                                      $   91,930         $   144,809
     Changes in assets and liabilities:
     Accounts receivable                                                           (31,636)            (39,306)
     Inventories                                                                    (3,059)            (17,804)
     Prepaid expenses and other current assets                                      (2,276)            (11,351)
     Accounts payable and accrued expenses                                          24,922               6,798
     Liability for severance pay                                                     1,926               1,905
     Other                                                                         (16,183)             16,042
                                                                                -----------        -----------
Net cash provided by operating activities                                           65,624             101,093

Cash flows from investing activities:
     Maturities and sales (purchases) of bank time deposits
       and investments, net                                                       (338,452)             (2,357)
     Purchases of property and equipment                                           (26,650)            (37,254)
     Increase in software development costs                                         (6,953)             (7,418)
                                                                                -----------        ------------
Net cash used in investing activities                                             (372,055)            (47,029)

Cash flows from financing activities:
     Net borrowings (repayments) of bank loans and other debt                         (570)             (3,878)
     Proceeds from issuance of common stock                                         26,156              24,012
     Proceeds from issuance of common stock of subsidiary                                -              58,062
                                                                                ----------         -----------
Net cash provided by financing activities                                           25,586              78,196

Net increase (decrease) in cash and cash equivalents                              (280,845)            132,260
Cash acquired in pooling of interests transactions                                   1,680                 105
Cash and cash equivalents, beginning of period                                     585,584             342,535
                                                                                ----------         -----------
Cash and cash equivalents, end of period                                        $  306,419         $   474,900
                                                                                ==========         ===========


* Restated for pooling of interests with Loronix Information Systems, Inc.


   The accompanying notes are an integral part of these financial statements.



                            Page 5 of 23 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                  BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2000. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and six month periods ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                  In July 2000, the Company consummated a merger with Loronix Information Systems, Inc., a Nevada corporation, ("Loronix"). The merger with Loronix has been accounted for as a pooling of interests. This report presents the financial information of the Company, as of and for the three month and six month periods ended July 31, 1999 and 2000 with the financial information of Loronix as of and for the three month and six month periods ended June 30, 1999 and 2000.

                  INVENTORIES. The composition of inventories at January 31 and July 31, 2000 is as follows:

                                       JANUARY 31,                 JULY 31,
                                           2000                      2000
                                                   (In thousands)


                  Raw materials        $    41,391                $    45,569
                  Work in process           29,790                     30,276
                  Finished goods            30,547                     40,843
                                       -----------                -----------
                                       $   101,728                $   116,688
                                       ===========                ===========


                  RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the three month and six month periods ended July 31, 2000, reimbursement from funding agencies amounted to $5,473,000 and $9,941,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties."


                            Page 6 of 23 Total Pages

                  EARNINGS PER SHARE. For the three month and six month periods ended July 31, 1999 and 2000, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The assumed conversion of the convertible subordinated debentures was not dilutive for the three month period ended July 31, 1999. The shares used in the computations are as follows:

                                                SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                     JULY 31,                         JULY 31,
                                               1999           2000               1999          2000
                                                                   (In thousands)

                  Basic                      141,615        157,730            142,433        158,177
                  Diluted                    176,750        186,098            156,366        186,008


                  COMPREHENSIVE INCOME. For the three month and six month periods ended July 31, 1999 and 2000, total comprehensive income was $41,376,000 and $51,290,000 and $76,154,000 and $109,258,000, respectively. The elements of comprehensive income include net income, unrealized gains on available for sale securities and foreign currency translation adjustments.

                  STOCK SPLITS. In April 1999, the Company effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record on March 31, 1999. In April 2000, the Company effected a two-for-one stock split by paying a 100% stock dividend to shareholders of record on March 27, 2000. All share and per share information has been adjusted to give effect to these splits.

                  ISSUANCE OF SUBSIDIARY STOCK. In April 2000, a subsidiary of the Company, Ulticom, Inc. ("Ulticom"), issued 4,887,500 shares of its common stock in an initial public offering. As a result of the initial public offering, the Company's ownership interest in Ulticom was reduced to 80.4%. Proceeds from the offering, based on the offering price of $13.00 per share, totaled approximately $58.1 million, net of offering expenses. The Company recorded a gain of approximately $46.7 million which was recorded as an increase in stockholders' equity as a result of the issuance.

                  ACQUISITIONS. In July 2000, the Company acquired all of the outstanding stock of Loronix, a company that develops software-based digital video recording and management systems, for 1,994,806 shares of the Company's common stock and the assumption of options to purchase 370,101 shares of the Company's common stock. The combination was accounted for as a pooling of interests. For the six month and three month periods ended June 30, 2000, Loronix had sales of approximately $18.1 million and $10.9 million, respectively and a net loss, including merger related expenses, of approximately $2.3 million and $2.1 million, respectively.


                            Page 7 of 23 Total Pages

         Unaudited pro forma consolidated statement of income data for the three month and six month periods ended July 31, 1999 are as follows:

                                                             COMVERSE         LORONIX         COMBINED
                                                             --------         -------         --------
                                                                  (In thousands, except per share data)

          THREE MONTHS ENDED JULY 31, 1999
          Sales                                           $    209,280        $    7,530         $    216,810
          Net income                                      $     40,401        $      622         $     41,023
          Earnings per share - diluted                    $       0.26                           $       0.26

          SIX MONTHS ENDED JULY 31, 1999
          Sales                                           $    409,787        $   14,920         $    424,707
          Net income                                      $     76,038        $    1,177         $     77,215
          Earnings per share - diluted                    $       0.49                           $       0.49

         The unaudited pro forma consolidated statement of income data combines the statement of income data of the Company for the three month and six month periods ended July 31, 1999 with the statement of income data of Loronix for the three month and six month periods ended June 30, 1999, respectively.

        In July 2000, the Company acquired all of the outstanding stock of Syborg Informationsysteme GmbH, ("Syborg") a company that develops software-based digital voice and internet recording and workforce management systems, for 201,251 shares of the Company's common stock. The combination was accounted for as a pooling of interests. The Company did not restate prior financial statements for this acquisition due to immateriality and recorded the book value of the net assets of Syborg of $(475,000) in the statement of stockholders' equity.

        In connection with the above acquisitions, the Company has charged $11,623,000 to operations for merger related charges. Such charges relate to the following:

       Asset write-downs and impairments
       ---------------------------------
                                                                 (In thousands)

                   Inventory                                      $    3,685
                   Property and equipment                              1,528
                   Capitalized software costs                          2,186
                                                                  ----------
                   Total asset write-downs and impairments        $    7,399
                                                                  ==========


        In connection with the acquisitions, certain assets became impaired due to the existence of duplicative technology, property and equipment and inventory of the merged companies. Accordingly, these assets were written down to their net realizable value at the time of the merger.



                            Page 8 of 23 Total Pages

       Professional fees and other direct merger expenses
       --------------------------------------------------

         In connection with the above acquisitions, the Company recorded a charge of $4,224,000 for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs, in connection with the mergers.

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

         Signaling Software Products - Interconnect the switching, database and messaging systems and manage the number, routing and billing information of communication networks. These products also enable voice and data networks to interoperate, or converge, allowing service providers to offer such converged network services as voice over the Internet and Internet call waiting. This segment represents the Company's Ulticom subsidiary.

         Digital Monitoring Systems Products - Support the voice, fax, data and video recording and analysis activities of call centers and a variety of other commercial and governmental organizations and supports the monitoring, recording, surveillance, and information gathering and analysis activities of law enforcement and intelligence agencies.

         All Other - Includes other miscellaneous operations.

         The table below presents information about operating income/loss and segment assets as of and for the three month and six month periods ended July 31, 1999 and 2000:

                                   Enhanced                        Digital
                                   Services        Signaling      Monitoring
                                   Platform        Software         Systems         All     Reconciling   Consolidated
                                   Products        Products        Products        Other       Items        Totals
                              ----------------------------------------------------------------------------------------
                                                                  (In thousands)

        THREE MONTHS ENDED JULY 31, 1999:
        Sales                   $    177,927      $    6,069     $   28,729   $    5,184    $    (1,099)  $    216,810
        Operating Income
               (Loss)           $     43,841      $      629     $     (590)  $      396    $    (2,762)  $     41,514


        THREE MONTHS ENDED JULY 31, 2000:

        Sales                   $    246,642      $   10,591     $   33,593   $    4,272    $    (3,028)  $    292,070
        Operating Income
               (Loss)           $     60,729      $    1,720     $  (10,183)(1)$      33    $    (4,001)  $     48,298


                            Page 9 of 23 Total Pages

        SIX MONTHS ENDED JULY 31, 1999:
        Sales                   $    351,103      $   11,432     $   54,953   $    9,590    $    (2,371)  $    424,707
        Operating Income
               (Loss)           $     82,269      $    1,102     $     (492)  $      (99)   $    (4,620)  $     78,160

        SIX MONTHS ENDED JULY 31, 2000:

        Sales                   $    475,320      $   19,417     $   63,188   $    8,220    $    (5,606)  $    560,539
        Operating Income
               (Loss)           $    116,970      $    3,053     $  (10,161)(1)$    (284)   $    (6,971)  $    102,607

        TOTAL ASSETS:

        July 31, 1999           $    492,215      $   11,203     $   95,595   $   27,251    $   536,732   $  1,162,996

        July 31, 2000           $    852,448      $   79,456     $  105,005   $   63,125    $   506,622   $  1,606,656

        (1) Includes merger related expenses

        Reconciling items consist of the following:

        Sales - elimination of intersegment revenues.
        Operating Income - elimination of intersegment operating income and corporate operations.
        Total Assets - elimination of intersegment receivables and unallocated corporate assets.

        EFFECT OF NEW ACCOUNTING PRONOUNCEMENT. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company is currently evaluating the impact that the adoption of SAB 101 will have on its financial statements.

         SUBSEQUENT EVENTS. In August 2000, the Company acquired all of the outstanding stock of Gaya Software Industries, Ltd., ("Gaya") a company specializing in software-based intelligent internet protocol ("IP") gateways and voice-over-IP technology, for 283,758 shares of the Company's common stock and the assumption of options and warrants to purchase 10,505 shares of the Company's common stock. The combination was accounted for as a pooling of interests. The Company will not restate prior period financial statements for this acquisition, as such restatement would not be material.

             In August 2000, the Company acquired all of the outstanding stock of Exalink Ltd., ("Exalink") a company specializing in router-based Wireless Application Protocol gateways and applications software for the delivery of Internet-based services to all types of wireless devices, for 5,261,211 shares of the Company's common stock and the assumption of options and warrants to purchase 810,377 shares of the Company's common stock. The combination was accounted for as a pooling of interests. The Company will not restate prior period financial statements for this acquisition, as such restatement would not be material.


                            Page 10 of 23 Total Pages

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


SIX MONTH AND THREE MONTH PERIODS ENDED JULY 31, 2000
COMPARED TO SIX MONTH AND THREE MONTH PERIODS ENDED JULY 31, 1999

         Sales. Sales for the six month and three month periods ended July 31, 2000 increased by approximately $135.8 million (32%) and $75.3 million (35%), respectively, compared to the six month and three month periods ended July 31, 1999. This increase is primarily attributable to an increase in sales of enhanced services platform ("ESP") products in the six month and three month periods ended July 31, 2000 of approximately $120.7 million and $67.2 million, respectively. Such increase was principally due to increased sales to European customers. In addition, sales of multimedia digital monitoring systems and network signaling software products increased by approximately $8.1 million and $6.2 million, respectively, in the six month period and approximately $4.7 million and $2.9 million, respectively, in the three month period.

         Cost of Sales. Cost of sales for the six month and three month periods ended July 31, 2000 increased by approximately $46.2 million (28%) and $26.2 million (31%), respectively, as compared to the six month and three month periods ended July 31, 1999. The increase in cost of sales in the six month and three month periods ended July 31, 2000 is primarily attributable to (i) increased materials and overhead costs of approximately $27.9 million and $18.2 million, respectively, due to the increase in sales, (ii) increased personnel-related costs of approximately $14.9 million and $7.0 million, respectively, due to hiring of additional personnel and increased compensation and benefits for existing personnel, and (iii) increased travel-related costs of approximately $3.3 million and $1.3 million, respectively. Gross margins as a percentage of sales for the six month and three month periods ended July 31, 2000 increased to approximately 62.2% and 62.3%, respectively, from approximately 61.0% and 61.3%, respectively, in the corresponding 1999 periods.


                            Page 11 of 23 Total Pages

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six month and three month periods ended July 31, 2000 increased by approximately $27.7 million (31%) and $15.9 million (35%), respectively, compared to the six month and three month periods ended July 31, 1999, but as a percentage of sales decreased from approximately 21.3% in the six month period ended July 31, 1999 to 21.1% in the six month period ended July 31, 2000 and was 21.1% in each of the three month periods ended July 31, 1999 and 2000. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the increased level of sales.

         Research and Development. Net research and development expenses for the six month and three month periods ended July 31, 2000 increased by approximately $26.1 million (33%) and $14.2 million (35%), respectively, as compared to the six month and three month periods ended July 31, 1999 due to overall growth of research and development operations and the initiation of significant new research and development projects. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the higher volume of research and development activities.

         Royalties and License Fees. Royalties and license fees for the six month and three month periods ended July 31, 2000 increased by approximately $0.7 million (8%) and $0.6 million (13%), respectively, as compared to the six month and three month periods ended July 31, 1999. The increase was primarily a result of the growth in sales of royalty bearing products.

         Merger Expenses. In February 1999, the Company acquired all of the outstanding stock of Amarex Technology, Inc., a company that develops software-based applications for the telephone network operator and call center markets. In July 2000, the Company acquired all of the outstanding stock of Loronix, a company that develops software-based digital video recording and management systems, and all of the outstanding stock of Syborg, a company that develops software-based digital voice and internet recording and workforce management systems. These combinations were accounted for as pooling of interests.

         In connection with the above acquisitions, the Company has charged to operations $1,018,000 in the six month period ended July 31, 1999 and $11,623,000 in the six month and three month period ended July 31, 2000 for merger related charges. Such charges relate to the following:

         Asset write-downs and impairments
         ---------------------------------

         In connection with the acquisitions in the 2000 period, certain assets became impaired due to the existence of duplicative technology, property and equipment and inventory of the merged companies. Accordingly, these assets were written down to their net realizable value at the time of the merger and a charge of $7,399,000 was charged to operations.


                            Page 12 of 23 Total Pages

         Professional fees and other direct merger expenses
         --------------------------------------------------

         In connection with the acquisitions in the 1999 and 2000 periods, the Company recorded a charge of $1,018,000 and $4,224,000, respectively, for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs, in connection with the mergers.

         Income Tax Provision. Provision for income taxes for the six month and three month periods ended July 31, 2000 increased by approximately $1.4 million (19%) and $0.2 million (5%), respectively, as compared to the six month and three month periods ended July 31, 1999 due to increased pre-tax income. The overall effective tax rate decreased from approximately 8.6% and 8.5% during the six month and three month periods ended July 31, 1999 to approximately 7.4% and 7.2% during the six month and three month periods ended July 31, 2000. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

         Net Income. Net income for the six month and three month periods ended July 31, 2000 increased by approximately $30.7 million (40%) and $10.7 million (26%), respectively, as compared to the six month and three month periods ended July 31, 1999, while as a percentage of sales increased from approximately 18.2% in the six month period ended July 31, 1999 to approximately 19.3% in the six month period ended July 31, 2000 and decreased from approximately 18.9% in the three month period ended July 31, 1999 to 17.7% in the three month period ended July 31, 2000. The changes resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at July 31, 2000 and January 31, 2000 was approximately $1,013.6 million and $858.3 million, respectively.

         Operations for the six month periods ended July 31, 2000 and 1999, after adding back non-cash items, provided cash of approximately $144.8 million and $91.9 million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $43.7 million and $26.3 million, respectively. This resulted in cash being provided by operating activities of approximately $101.1 million and $65.6 million, respectively.

         Investment activities for the six month periods ended July 31, 2000 and 1999 used cash of approximately $47.0 million and $372.1 million, respectively. These amounts include (i) additions to property and equipment in the six month periods ended July 31, 2000 and 1999 of approximately $37.3 million and $26.7 million, respectively; (ii) maturities and sales (purchases) of bank time deposits and investments, net, of approximately ($2.4) million and ($338.5) million, respectively; and (iii) capitalization of software development costs of approximately $7.4 million and $7.0 million, respectively.

                            Page 13 of 23 Total Pages

         Financing activities for the six month periods ended July 31, 2000 and 1999 provided cash of approximately $78.2 million and $25.6 million, respectively. These amounts include (i) proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and employee stock purchase plan of approximately $24.0 million and $26.2 million, respectively; (ii) net borrowings (repayments) of bank loans and other debt of approximately ($3.9) million and ($0.6) million, respectively; and (iii) net proceeds from the issuance of common stock of a subsidiary in connection with an initial public offering in the 2000 period of approximately $58.1 million.

         As of July 31, 2000, the Company had outstanding convertible subordinated debentures of $300 million.

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

         The telecommunications industry is subject to rapid technological change. The introduction of new technologies in the telecommunications market and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the

                            Page 14 of 23 Total Pages
market and the success of market participants, including the Company. The Company's revenue stream will depend on its ability to correctly anticipate technological trends in its industries, to react quickly and effectively to such trends and to enhance its existing products and to introduce new products on a timely and cost-effective basis. The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. In addition, if the Company were to delay the introduction of new products, the Company's operating results could be adversely affected.

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

         The Company has historically derived a significant portion of its sales and operating profit from contracts for large system installations with major customers. The Company continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to

                            Page 15 of 23 Total Pages
predict. The Company believes that opportunities for large installations will continue to grow in both its commercial and government markets, and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. Although the Company is actively pursuing a number of significant procurement opportunities, both the timing of any eventual procurements and the probability of the Company's receipt of significant contract awards are uncertain. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

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

                            Page 16 of 23 Total Pages

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

         The Israeli government has also shortened the period of the tax moratorium applicable to Approved Enterprises from four years to two years. Although this change has not affected the tax status of the Company's projects that were eligible for the moratorium prior to 1997, it applies to subsequent "Approved Enterprise" projects. Recently, the government announced a proposal to impose additional limitations on the tax benefits associated with Approved Enterprise projects for certain categories of taxpayers, which would include the Company, although it has not submitted legislation to the Israeli Parliament. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in, or take advantage of, those programs, the cost of the Company's operations in Israel would increase and there could be a material adverse effect on the Company's operations and financial results. To the extent that the Company increases its activities outside Israel, which could result from, among other things, future acquisitions, such increased activities will not be eligible for programs sponsored by Israel.

         The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The Company has, and anticipates that it will continue to receive, significant contracts denominated in foreign (primarily


                            Page 17 of 23 Total Pages

Western European) currencies. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of significant changes in currency rates during the contract period. Since it is the Company's practice to hedge the exchange rate risks associated with contracts denominated in foreign currencies only to a limited extent, if at all, its operating results have been and may in the future be negatively affected to a material extent by the impact of currency fluctuations. Operating results may also be affected by the cost of such hedging activities that the Company does undertake.

         The Company's future operating results and financial condition will be adversely affected should economic weakness result in widespread slowdown or recessionary conditions in major world markets, or in severe trade or currency disruptions.

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

         By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors, including without limitation those discussed under "Certain Trends and Uncertainties" and elsewhere in this report. Investors and others should

                            Page 18 of 23 Total Pages
carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

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



                            Page 19 of 23 Total Pages

                                     PART II

                                Other Information
                                -----------------


ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)        Exhibit Index.
           -------------

           Item
           Number          Exhibit                                      Page
           ------          -------                                      ----

             11.         Statement re computation of
                         per share earnings.                             22

             27.         Financial data schedule Filed electronically


(b)        Reports on Form 8-K.
           -------------------

           The registrant filed Current Reports on Form 8-K (i) on July 5, 2000, reporting its agreement to acquire Exalink Ltd., and (ii) on July 14, 2000, reporting the completion of its acquisition of Loronix Information Systems, Inc.


                            Page 20 of 23 Total Pages

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COMVERSE TECHNOLOGY, INC.


Dated:    September 11, 2000               /S/ Kobi Alexander
                                           --------------------------------
                                           Kobi Alexander
                                           President, Chairman of the Board
                                             and Chief Executive Officer


Dated:    September 11, 2000               /S/ David Kreinberg
                                           --------------------------------
                                           David Kreinberg
                                           Vice President of Finance
                                             and Chief Financial Officer



                            Page 21 of 23 Total Pages

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------

     11.         Statement re computation of
                 per share earnings.

     27.         Financial data schedule Filed electronically