Form 10-Q
period 2000-10-31
COMVERSE TECHNOLOGY INC/NY/
filed 2000-12-14
CIK 803014

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2000

                                       or

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

                                 [X] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of December 5, 2000 was 165,992,693.


                            Page 1 of 24 Total Pages

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. Financial Statements.

                                                                          Page
                                                                          ----

    1.          Condensed Consolidated Balance Sheets as
                of January 31, 2000 and October 31, 2000                    3

    2.          Condensed Consolidated Statements of Income
                for the Three and Nine Month Periods
                Ended October 31, 1999 and October 31, 2000                 4

    3.          Condensed Consolidated Statements of Cash
                Flows for the Nine Month Periods Ended
                October 31, 1999 and October 31, 2000                       5

    4.          Notes to Condensed Consolidated Financial
                Statements                                                  6


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                     12




                               Page 2 of 24 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS
------
                                                                               JANUARY 31,             OCTOBER 31,
                                                                                  2000*                   2000
                                                                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $     342,535             $      764,613
   Bank time deposits and short-term investments                                 439,054                    320,059
   Accounts receivable, net                                                      266,203                    328,057
   Inventories                                                                   101,728                    124,626
   Prepaid expenses and other current assets                                      41,243                     63,106
                                                                           -------------             --------------
TOTAL CURRENT ASSETS                                                           1,190,763                  1,600,461
PROPERTY AND EQUIPMENT, net                                                      126,101                    160,602
INVESTMENTS                                                                       19,749                     61,832
OTHER ASSETS                                                                      36,234                     56,402
                                                                           -------------             --------------
TOTAL ASSETS                                                               $   1,372,847             $    1,879,297
                                                                           =============             ==============

-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $     235,860             $      271,008
   Advance payments from customers                                                94,777                    121,211
   Other current liabilities                                                       1,822                      3,584
                                                                           -------------             --------------
TOTAL CURRENT LIABILITIES                                                        332,459                    395,803
CONVERTIBLE SUBORDINATED DEBENTURES                                              300,000                    300,000
LIABILITY FOR SEVERANCE PAY                                                        6,185                      9,659
OTHER LIABILITIES                                                                  9,364                      9,530
                                                                           -------------             --------------
TOTAL LIABILITIES                                                                648,008                    714,992
                                                                           -------------             --------------

MINORITY INTEREST                                                                      -                     51,479
                                                                           -------------             --------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 155,776,298 and 165,701,001 shares                   15,577                     16,570
   Additional paid-in capital                                                    424,075                    650,259
   Retained earnings                                                             282,764                    443,279
   Accumulated other comprehensive income                                          2,423                      2,718
                                                                           -------------             --------------
TOTAL STOCKHOLDERS' EQUITY                                                       724,839                  1,112,826
                                                                           -------------             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   1,372,847             $    1,879,297
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


                               Page 3 of 24 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                 OCTOBER 31,       OCTOBER 31,        OCTOBER 31,      OCTOBER 31,
                                                    1999*             2000              1999*             2000
Sales                                             $657,600          $878,505          $232,893          $317,966
Cost of sales                                      255,724           331,064            89,923           119,024
                                                  --------          --------          --------          --------
Gross margin                                       401,876           547,441           142,970           198,942

Operating expenses:
     Research and development, net                 122,895           166,306            43,183            60,461
     Selling, general and administrative           140,831           185,766            50,287            67,549
     Royalties and license fees                     14,070            15,964             4,598             5,757
     Merger expenses                                 2,016            15,971               998             4,348
                                                  --------          --------          --------          --------

     Income from operations                        122,064           163,434            43,904            60,827

     Interest and other income, net                 10,532            22,250             4,200             8,300
                                                  --------          --------          --------          --------

Income before income tax provision                 132,596           185,684            48,104            69,127
Income tax provision                                11,346            13,413             4,069             4,765
                                                  --------          --------          --------          --------

Net income                                        $121,250          $172,271          $ 44,035          $ 64,362
                                                  ========          ========          ========          ========

Earnings per share:
     Basic                                        $   0.85          $   1.08          $   0.30          $   0.39
                                                  ========          ========          ========          ========
     Diluted                                      $   0.76          $   0.97          $   0.27          $   0.35
                                                  ========          ========          ========          ========


* Restated for pooling of interests with Loronix Information Systems, Inc.

The accompanying notes are an integral part of these financial statements.


                               Page 4 of 24 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                                OCTOBER 31,        OCTOBER 31,
                                                                                    1999*               2000
Cash flows from operating activities:
     Net cash from operations after adjustment
        for non-cash items                                                      $  143,784         $   227,317
     Changes in assets and liabilities:
     Accounts receivable                                                           (46,526)            (60,779)
     Inventories                                                                   (22,877)            (25,742)
     Prepaid expenses and other current assets                                      (8,756)            (20,977)
     Accounts payable and accrued expenses                                          47,915              25,680
     Liability for severance pay                                                     2,289               3,464
     Other                                                                           5,006              14,318
                                                                                ----------         -----------
Net cash provided by operating activities                                          120,835             163,281
                                                                                ----------         -----------

Cash flows from investing activities:
     Maturities and sales (purchases) of bank time deposits
       and investments, net                                                       (356,331)             77,025
     Purchases of property and equipment                                           (72,788)            (69,978)
     Increase in software development costs                                         (9,993)            (11,208)
                                                                                -----------        ------------
Net cash used in investing activities                                             (439,112)             (4,161)
                                                                                -----------        ------------

Cash flows from financing activities:
     Net borrowings (repayments) of bank loans and other debt                         (992)             (4,568)
     Proceeds from issuance of common stock                                         38,274              71,049
     Proceeds from issuance of common stock of subsidiary                                -             195,231
                                                                                ----------         -----------
Net cash provided by financing activities                                           37,282             261,712
                                                                                ----------         -----------

Net increase (decrease) in cash and cash equivalents                              (280,995)            420,832
Cash acquired in pooling of interests transactions                                   1,707               1,246
Cash and cash equivalents, beginning of period                                     585,584             342,535
                                                                                ----------         -----------
Cash and cash equivalents, end of period                                        $  306,296         $   764,613
                                                                                ==========         ===========


* Restated for pooling of interests with Loronix Information Systems, Inc.


The accompanying notes are an integral part of these financial statements.


                               Page 5 of 24 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                  BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2000. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and nine month periods ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                  In July 2000, the Company consummated a merger with Loronix Information Systems, Inc., a Nevada corporation, ("Loronix"). The merger with Loronix has been accounted for as a pooling of interests. This report presents the financial information of the Company, as of and for the three month and nine month periods ended October 31, 2000. The financial information for the 1999 periods combines the financial information of the Company as of and for the three month and nine month periods ended October 31, 1999 with the financial information of Loronix as of and for the three month and nine month periods ended September 30, 1999.

                  INVENTORIES. The composition of inventories at January 31 and October 31, 2000 is as follows:

                                         JANUARY 31,               OCTOBER 31,
                                            2000                      2000
                                                    (In thousands)

                  Raw materials         $    41,391                $    46,947
                  Work in process            29,790                     31,574
                  Finished goods             30,547                     46,105
                                        -----------                -----------
                                        $   101,728                $   124,626
                                        ===========                ===========


                  RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the three month and nine month periods ended October 31, 2000, reimbursement from funding agencies amounted to $5,662,000 and $15,603,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties."


                               Page 6 of 24 Total Pages

                  EARNINGS PER SHARE. For the three month and nine month periods ended October 31, 1999 and 2000, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The October 1999 conversion of the 5-3/4% convertible subordinated debentures is assumed as of the beginning of the three and nine month periods ending October 31, 1999 through the date of redemption. The assumed conversion of the 4-1/2% convertible subordinated debentures was not dilutive for the three month period ended October 31, 1999. The shares used in the computations are as follows:

                                       NINE MONTHS ENDED                THREE MONTHS ENDED
                                           OCTOBER 31,                      OCTOBER 31,
                                      1999           2000               1999          2000
                                                          (In thousands)
                  Basic             143,006        159,591            146,022        163,058
                  Diluted           177,594        188,439            165,782        191,774


                  COMPREHENSIVE INCOME. For the three month and nine month periods ended October 31, 1999 and 2000, total comprehensive income was $42,748,000 and $63,308,000 and $118,902,000 and $172,566,000, respectively. The elements of comprehensive income include net income, unrealized gains on available for sale securities and foreign currency translation adjustments.

                  STOCK SPLITS. In April 1999, the Company effected a three-for-two stock split by paying a 50% stock dividend to shareholders of record on March 31, 1999. In April 2000, the Company effected a two-for-one stock split by paying a 100% stock dividend to shareholders of record on March 27, 2000. All share and per share information has been adjusted to give effect to these splits.

                  INCREASE IN AUTHORIZED COMMON SHARES. At the Annual Meeting of Shareholders held on October 8, 1999, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase from 100,000,000 to 300,000,000 the aggregate number of authorized common shares of the Company. At the Annual Meeting of Shareholders held on September 15, 2000, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase from 300,000,000 to 600,000,000 the aggregate number of authorized common shares of the Company.

                  CONVERTIBLE SUBORDINATED DEBENTURES. In October 1996, the Company issued $115,000,000 of convertible subordinated debentures bearing interest at 5-3/4% per annum, payable semi-annually. In October 1999, the Company called these debentures for redemption. The debentures were converted into 7,540,916 shares of common stock.

                  ISSUANCE OF SUBSIDIARY STOCK. In April 2000, a subsidiary of the Company, Ulticom, Inc. ("Ulticom"), issued 4,887,500 shares of its common stock in an initial public offering. As a result of the initial public offering, the Company's ownership interest in Ulticom was reduced to 80.4%. Proceeds from the offering, based on the offering price of $13.00 per share, totaled


                               Page 7 of 24 Total Pages
approximately $58.1 million, net of offering expenses. In October 2000, Ulticom issued an additional 2,843,375 shares of its common stock in a public offering. As a result of the public offering, the Company's ownership interest in Ulticom was reduced to 74.5%. Proceeds from the offering, based on the offering price of $50.00 per share, totaled approximately $137.1 million, net of offering expenses. The Company recorded a gain of approximately $145.9 million which was recorded as an increase in stockholders' equity as a result of these issuances.

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

         Unaudited pro forma consolidated statement of income data for the three month and nine month periods ended October 31, 1999 are as follows:

                                                               COMVERSE         LORONIX           COMBINED
                                                               --------         -------           --------
                                                                  (In thousands, except per share data)
          THREE MONTHS ENDED OCTOBER 31, 1999
          Sales                                             $    221,814      $   11,079         $    232,893
          Net income                                        $     43,689      $      346         $     44,035
          Earnings per share - diluted                      $       0.28                         $       0.27

          NINE MONTHS ENDED OCTOBER 31, 1999
          Sales                                             $    631,601      $   25,999         $    657,600
          Net income                                        $    119,727      $    1,523         $    121,250
          Earnings per share - diluted                      $       0.76                         $       0.76

         The unaudited pro forma consolidated statement of income data combines the statement of income data of the Company for the three month and nine month periods ended October 31, 1999 with the statement of income data of Loronix for the three month and nine month periods ended September 30, 1999, respectively.

             In July 2000, the Company acquired all of the outstanding stock of Syborg Informationsysteme GmbH, ("Syborg") a company that develops software-based digital voice and internet recording and workforce management systems, for 201,251 shares of the Company's common stock. The combination was accounted for as a pooling of interests. The Company did not restate prior financial statements for this acquisition due to immateriality and recorded the book value of the net assets of Syborg of approximately $(475,000) in the statement of stockholders' equity.

         In August 2000, the Company acquired all of the outstanding stock of Gaya Software Industries Ltd., ("Gaya") a company specializing in software-based intelligent internet protocol ("IP") gateways and voice-over-IP technology, for 283,758 shares of the Company's common stock and the assumption of options and


                               Page 8 of 24 Total Pages
warrants to purchase 10,505 shares of the Company's common stock. The combination was accounted for as a pooling of interests. The Company did not restate prior financial statements for this acquisition due to immateriality and recorded the book value of the net assets of Gaya of approximately $1,470,000 in the statement of stockholders' equity.

             In August 2000, the Company acquired all of the outstanding stock of Exalink Ltd., ("Exalink") a company specializing in router-based protocol gateways and applications software for the delivery of Internet-based services to all types of wireless devices, for 5,261,211 shares of the Company's common stock and the assumption of options and warrants to purchase 810,377 shares of the Company's common stock. The combination was accounted for as a pooling of interests. The Company did not restate prior financial statements for this acquisition due to immateriality and recorded the book value of the net assets of Exalink of approximately ($973,000) in the statement of stockholders' equity.

             In connection with the above acquisitions, the Company has charged $15,971,000 to operations for merger related charges. Such charges relate to the following:

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

       Professional fees and other direct merger expenses
       --------------------------------------------------

         In connection with the above acquisitions, the Company recorded a charge of $8,572,000 for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs, in connection with the mergers.

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

         Signaling Software Products - Interconnect the switching, database and messaging systems and manage the number, routing and billing information of communication networks. These products also enable voice and data networks to


                               Page 9 of 24 Total Pages
interoperate, or converge, allowing service providers to offer such converged network services as voice over the Internet and Internet call waiting. This segment represents the Company's Ulticom subsidiary.

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

         All Other - Includes other miscellaneous operations.

         The table below presents information about operating income/loss and segment assets as of and for the three month and nine month periods ended October 31, 1999 and 2000:

                                   Enhanced                         Digital
                                   Services        Signaling      Monitoring
                                   Platform        Software         Systems         All       Reconciling        Consolidated
                                   Products        Products        Products        Other         Items               Totals
                              ------------------------------------------------------------------------------------------------
                                                                  (In thousands)
        THREE MONTHS ENDED OCTOBER 31, 1999:

        Sales                   $    189,781      $    6,792     $   33,070     $    5,174    $    (1,924)       $    232,893
        Operating Income
               (Loss)           $     45,401      $      727     $      576     $      544    $    (3,344)       $     43,904

        THREE MONTHS ENDED OCTOBER 31, 2000:

        Sales                   $    266,614      $   12,823     $   36,958     $    3,435    $    (1,864)       $    317,966
        Operating Income
               (Loss)           $     63,924      $    2,294     $    1,954     $     (723)   $    (6,622)(1)    $     60,827

        NINE MONTHS ENDED OCTOBER 31, 1999:

        Sales                   $    540,884      $   18,224     $   88,023     $   14,764    $    (4,295)       $    657,600
        Operating Income
               (Loss)           $    127,670      $    1,829     $       84     $      445    $    (7,964)       $    122,064

        NINE MONTHS ENDED OCTOBER 31, 2000:

        Sales                   $    741,934      $   32,240     $  100,146     $   11,655    $    (7,470)       $    878,505
        Operating Income
               (Loss)           $    180,894      $    5,347     $   (8,207)(1) $   (1,007)   $   (13,593)(1)    $    163,434

        TOTAL ASSETS:

        October 31, 1999        $    586,845      $   12,257     $   96,816     $   27,064    $   536,772        $  1,259,754

        October 31, 2000        $    925,861      $  223,215     $  103,204     $   78,047    $   548,970        $  1,879,297

        (1) Includes merger related expenses


                              Page 10 of 24 Total Pages

Reconciling items consist of the following:

        Sales - elimination of intersegment revenues.
        Operating Income - elimination of intersegment operating income and corporate operations. Total Assets - elimination of intersegment receivables and unallocated corporate assets.

        EFFECT OF NEW ACCOUNTING PRONOUNCEMENT. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position.

        SUBSEQUENT EVENTS. In November 2000, the Company issued $500 million aggregate principal amount of its 1.50% Convertible Senior Debentures due December 2005 (the "Debentures"). In December 2000, the Company issued an additional $100 million of the Debentures as a result of the initial purchaser exercising in full their over-allotment option. The Debentures are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The Debentures are convertible, at the option of the holders, into shares of the Company's common stock at a conversion price of $116.325 per share, subject to adjustment under certain circumstances; and are subject to redemption at any time on or after December 1, 2003, in whole or in part, at the option of the Company, at redemption prices (expressed as percentages of the principal amount) of 100.375% if redeemed during the twelve-month period beginning December 1, 2003, and 100% if redeemed thereafter.





                              Page 11 of 24 Total Pages

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


NINE MONTH AND THREE MONTH PERIODS ENDED OCTOBER 31, 2000
COMPARED TO NINE MONTH AND THREE MONTH PERIODS ENDED OCTOBER 31, 1999

         Sales. Sales for the nine month and three month periods ended October 31, 2000 increased by approximately $220.9 million (34%) and $85.1 million (37%), respectively, compared to the nine month and three month periods ended October 31, 1999. This increase is primarily attributable to an increase in sales of enhanced services platform ("ESP") products in the nine month and three month periods ended October 31, 2000 of approximately $200.6 million and $77.7 million, respectively. Such increase was principally due to increased sales to European and American customers. In addition, sales of multimedia digital monitoring systems and network signaling software products increased by approximately $12.2 million and $11.2 million, respectively, in the nine month period ended October 31, 2000 and approximately $4.1 million and $5.0 million, respectively, in the three month period ended October 31, 2000.

         Cost of Sales. Cost of sales for the nine month and three month periods ended October 31, 2000 increased by approximately $75.3 million (29%) and $29.1 million (32%), respectively, as compared to the nine month and three month periods ended October 31, 1999. The increase in cost of sales in the nine month and three month periods ended October 31, 2000 is primarily attributable to (i) increased materials and overhead costs of approximately $43.4 million and $17.4 million, respectively, due to the increase in sales, (ii) increased personnel-related costs of approximately $21.9 million and $9.3 million, respectively, due to hiring of additional personnel and increased compensation and benefits for existing personnel, and (iii) increased travel-related costs of approximately $5.3 million and $2.1 million, respectively. Gross margins as a percentage of sales for the nine month and three month periods ended October 31, 2000 increased to approximately 62.3% and 62.6%, respectively, from approximately 61.1% and 61.4%, respectively, in the corresponding 1999 periods.


                              Page 12 of 24 Total Pages

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine month and three month periods ended October 31, 2000 increased by approximately $44.9 million (32%) and $17.3 million (34%), respectively, compared to the nine month and three month periods ended October 31, 1999, but as a percentage of sales decreased from approximately 21.4% and 21.6%, respectively, in the nine month and three month periods ended October 31, 1999 to 21.1% and 21.2%, respectively, in the nine month and three month periods ended October 31, 2000. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the increased level of sales.

         Research and Development. Net research and development expenses for the nine month and three month periods ended October 31, 2000 increased by approximately $43.4 million (35%) and $17.3 million (40%), respectively, as compared to the nine month and three month periods ended October 31, 1999 due to overall growth of research and development operations and the initiation of significant new research and development projects. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the higher volume of research and development activities.

         Royalties and License Fees. Royalties and license fees for the nine month and three month periods ended October 31, 2000 increased by approximately $1.9 million (13%) and $1.2 million (25%), respectively, as compared to the nine month and three month periods ended October 31, 1999. The increase was primarily a result of the growth in sales of royalty bearing products.

         Merger Expenses. In February 1999, the Company acquired all of the outstanding stock of Amarex Technology, Inc., a company that develops software-based applications for the telephone network operator and call center markets. In August 1999, the Company acquired all of the outstanding stock of InTouch Systems, Inc., a company that develops and markets a suite of intelligent voice-controlled software applications. In July 2000, the Company acquired all of the outstanding stock of Loronix, a company that develops software-based digital video recording and management systems, and all of the outstanding stock of Syborg, a company that develops software-based digital voice and internet recording and workforce management systems. In August 2000, the Company acquired all of the outstanding stock of Gaya, a company specializing in software-based intelligent IP gateways and voice-over-IP technology, and all of the outstanding stock of Exalink, a company specializing in protocol gateways and applications software for the delivery of Internet-based services to all types of wireless devices. These combinations were accounted for as pooling of interests.

         In connection with the above acquisitions, the Company has charged to operations $2,016,000 and $15,971,000 in the nine month periods ended October 31, 1999 and 2000, respectively and $998,000 and $4,348,000 in the three month periods ended October 31, 1999 and 2000, respectively, for merger related charges. Such charges relate to the following:


                              Page 13 of 24 Total Pages

         Asset write-downs and impairments
         ---------------------------------

         In connection with the acquisitions in the nine month period ended October 31, 2000, certain assets became impaired due to the existence of duplicative technology, property and equipment and inventory of the merged companies. Accordingly, these assets were written down to their net realizable value at the time of the mergers and a charge of $7,399,000 was charged to operations.

         Professional fees and other direct merger expenses
         --------------------------------------------------

         In connection with the acquisitions in the nine month periods ended October 31, 1999 and 2000, the Company recorded a charge of $2,016,000 and $8,572,000, respectively, for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs, in connection with the mergers.

         Income Tax Provision. Provision for income taxes for the nine month and three month periods ended October 31, 2000 increased by approximately $2.1 million (18%) and $0.7 million (17%), respectively, as compared to the nine month and three month periods ended October 31, 1999 due to increased pre-tax income. The overall effective tax rate decreased from approximately 8.6% and 8.5% during the nine month and three month periods ended October 31, 1999, respectively, to approximately 7.2% and 6.9% during the nine month and three month periods ended October 31, 2000, respectively. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

         Net Income. Net income for the nine month and three month periods ended October 31, 2000 increased by approximately $51.0 million (42%) and $20.3 million (46%), respectively, as compared to the nine month and three month periods ended October 31, 1999, while as a percentage of sales increased from approximately 18.4% and 18.9%, respectively, in the nine and three month periods ended October 31, 1999 to approximately 19.6% and 20.2%, respectively, in the nine month and three month periods ended October 31, 2000. The changes resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at October 31, 2000 and January 31, 2000 was approximately $1,204.7 million and $858.3 million, respectively.

         Operations for the nine month periods ended October 31, 2000 and 1999, after adding back non-cash items, provided cash of approximately $227.3 million and $143.8 million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $64.0 million and $22.9 million, respectively. This resulted in cash being provided by operating activities of approximately $163.3 million and $120.8 million, respectively.

                              Page 14 of 24 Total Pages

         Investment activities for the nine month periods ended October 31, 2000 and 1999 used cash of approximately $4.2 million and $439.1 million, respectively. These amounts include (i) additions to property and equipment of approximately $70.0 million and $72.8 million, respectively; (ii) maturities and sales (purchases) of bank time deposits and investments, net, of approximately $77.0 million and ($356.3) million, respectively; and (iii) capitalization of software development costs of approximately $11.2 million and $10.0 million, respectively.

         Financing activities for the nine month periods ended October 31, 2000 and 1999 provided cash of approximately $261.7 million and $37.3 million, respectively. These amounts include (i) proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and employee stock purchase plan of approximately $71.0 million and $38.3 million, respectively; (ii) net borrowings (repayments) of bank loans and other debt of approximately ($4.6) million and ($1.0) million, respectively; and (iii) net proceeds from the issuance of common stock of a subsidiary in connection with public offerings in the 2000 period of approximately $195.2 million.

         As of October 31, 2000, the Company had outstanding convertible subordinated debentures of $300 million. In November 2000, the Company issued an additional $500 million aggregate principal amount of its 1.50% convertible senior debentures due December 2005. In December 2000, the Company issued an additional $100 million aggregate principal amount of its 1.50% convertible senior debentures due December 2005 as a result of the initial purchaser exercising in full their over-allotment option.

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

CERTAIN TRENDS AND UNCERTAINTIES.

         The Company has benefited from the growth in its business and capital base over the past several years to make significant new investments in its operations and infrastructure intended to enhance its opportunities for future


                              Page 15 of 24 Total Pages
growth and profitability. The Company intends to continue to make significant investments in the growth of its business, and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets, technology changes and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for each of its main product lines, and that continued strong investment in its technical, product development, marketing and sales capabilities will enhance its opportunities for long term growth and profitability.

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

         The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. The delays and uncertainties surrounding the Communications Assistance for Law Enforcement Act ("CALEA") have had a significant negative impact on acquisition plans of law enforcement agencies in North America engaged in monitoring activities. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In


                              Page 16 of 24 Total Pages
addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

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

         The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales, and the Company plans to further increase these expenditures in the foreseeable future. The increase in research and development expenditures reflects the Company's concentration on enhancing the range of features and capabilities of its existing product lines, developing new generations of its products and expanding into new product areas. The Company believes that these efforts are essential for the continuing competitiveness of its product offerings and for positioning itself to participate in future growth opportunities in both the commercial and government sectors. The increase in sales and marketing expenditures primarily results from the Company's decision to expand its activities and direct presence in a growing number of world markets. The Company's costs of operations have also been affected by increases in the cost of its operations in Israel, resulting both from appreciation of the Israeli shekel relative to the United States dollar in certain periods and devaluation of the Israeli shekel at rates insufficient to offset cost increases in others, and from increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel is growing rapidly with the expansion of high technology


                              Page 17 of 24 Total Pages
industries in that country. Continuation of such trends could have a material adverse effect on the Company's future results of operations.

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

         The Israeli government has also shortened the period of the tax moratorium applicable to Approved Enterprises from four years to two years. Although this change has not affected the tax status of the Company's projects that were eligible for the moratorium prior to 1997, it applies to subsequent "Approved Enterprise" projects. Recently, the government announced a proposal to impose additional limitations on the tax benefits associated with Approved Enterprise projects for certain categories of taxpayers, which would include the Company, although it has not submitted legislation to the Israeli Parliament. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in, or take advantage of, those programs, the


                              Page 18 of 24 Total Pages
cost of the Company's operations in Israel would increase and there could be a material adverse effect on the Company's operations and financial results. To the extent that the Company increases its activities outside Israel, which could result from, among other things, future acquisitions, such increased activities will not be eligible for programs sponsored by Israel.

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


                              Page 19 of 24 Total Pages

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






                              Page 20 of 24 Total Pages

                                     PART II

                                Other Information
                                -----------------


ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)        Exhibit Index.
           -------------

           Item
           Number      Exhibit                                   Page
           ------      -------                                   ----

               11.     Statement re computation of
                       per share earnings.                        23

               27.     Financial data schedule           Filed electronically


(b)        Reports on Form 8-K.
           -------------------

           The registrant filed a Current Report on Form 8-K on September 28, 2000, reporting its restatement of its consolidated financial statements for the years ended December 31, 1997 and January 31, 1999 and 2000 as a result of its acquisition of Loronix Information Systems, Inc. which was accounted for as a pooling of interests.






                              Page 21 of 24 Total Pages

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMVERSE TECHNOLOGY, INC.


Dated:    December 11, 2000             /s/ Kobi Alexander
                                        -------------------------------------
                                        Kobi Alexander
                                        President, Chairman of the Board
                                          and Chief Executive Officer


Dated:    December 11, 2000             /s/ David Kreinberg
                                        -------------------------------------
                                        David Kreinberg
                                        Vice President of Finance
                                          and Chief Financial Officer






                              Page 22 of 24 Total Pages