Form 10-K405
period 2001-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2001-04-30
CIK 803014

+===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       for the Year ended January 31, 2001


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


                                      [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on April 23, 2001 was approximately $11,020,000,000. The closing price of the registrant's common stock on the NASDAQ National Market System on April 23, 2001 was $66.68 per share.

     There were 171,106,918 shares of the registrant's common stock outstanding on April 23, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information statement distributed in connection with the 2001 Annual Meeting of Shareholders of the registrant or in an amendment to this report on Form 10K/A.

                                   ----------


   TRILOGUE, Access NP, RELIANT, Loronix, CCTVware, ImageShare, Signalware and
     Ulticom Call Control are registered trademarks, and TRILOGUE INfinity,
       AUDIODISK, Ultra, Ulticom, Inc., Nexworx, Ultimate Service Control, Programmable Network, Service Enabling Software, Instant Conferencing,
       JTCAP, JISUP, JOAM, Softservice and Nexworld are trademarks, of the
                                    Company.

                                     PART I

ITEM 1.  BUSINESS.

The Company

     Comverse Technology, Inc. ("CTI" and, together with its subsidiaries, the "Company") designs, develops, manufactures, markets and supports computer and telecommunications systems and software for multimedia communications and information processing applications. The Company's products are used in a broad range of applications by wireless and wireline telecommunications network operators and service providers, call centers, and other public and commercial organizations worldwide.

     Through its subsidiary Comverse Network Systems, Inc. ("Comverse"), the Company provides enhanced services platform ("ESP") products that enable telecommunications service providers to offer a variety of revenue-generating services accessible to large numbers of simultaneous users. These services include a broad range of integrated messaging, information distribution and personal communications services, such as call answering, voicemail, faxmail, unified messaging (voice, fax and email in a single mailbox, media conversion such as email to voice and visual mailbox presentation), prepaid wireless calling services, short messaging services ("SMS"), wireless Internet access and associated services, interactive voice response ("IVR"), Internet-based services such as Internet messaging and voice portal services, which are part of a voice-controlled portfolio of services such as voice dialing, voice-controlled Web browsing and voice-controlled messaging. The Company's principal market for ESP systems consists of organizations that use the systems to provide services to the public, often on a subscription or pay-per-usage basis, and includes both wireless and wireline telecommunications network operators and other telecommunications service provider organizations. The Company markets its ESP systems throughout the world, with its own direct sales force and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. The Company is the market-share leader in providing large capacity messaging systems for wireless and wireline telecommunications service providers. More than 360 wireless and wireline telecommunications service providers in more than 100 countries, including the majority of the 20 largest telecom companies in the world, have selected the Company's platforms to provide enhanced telecommunications services to their public customers. Major network operators and service providers using the Company's ESP systems include, among others, AT&T (USA), BellSouth (USA), British Telecom (UK), Deutsche Telekom (Germany and other European countries), KDDI (Japan), MCI Worldcom
(USA), NTT (Japan), Orange (UK), Pacific Century CyberWorks (Hong Kong), SBC Communications (USA), SFR Cegetel (France), SingTel (Singapore), Sprint (USA), Telecom Italia (Italy), Telmex (Mexico), Telstra (Australia), Verizon (USA) and Vodafone (multiple European countries).

     Through its subsidiary Comverse Infosys, Inc. ("Infosys"), the Company provides business intelligence solutions based on digital recording of voice (telephone transactions) video (closed circuit television ("CCTV") cameras) and the Internet. These systems support the acquisition of voice, fax, video, data and screen imagery from multiple telecommunications channels and Internet Protocol-based ("IP") networks, and enable access to the recorded information for processing and further analysis. The Infosys Ultra product targets the enterprise call center and customer  relationship  management  ("CRM") markets and provides end users with business intelligence about the enterprise customers and the performance of agents. The Infosys InfoGate product targets the public networks market, providing monitoring interfaces to a variety of wireline, wireless and IP networks for traffic monitoring and law enforcement compliance applications. The Infosys Reliant product targets the law enforcement and government agency markets, providing legal interception and surveillance solutions. The Loronix product targets a variety of organizations, including the retail, transportation, gaming, corporate and government markets, and provides end users with business intelligence about their operations based on digital video recording of CCTV cameras and networked access to recorded video. Infosys markets its Ultra, InfoGate, Reliant, and Loronix products throughout the world with its own direct sales force and through resellers and VARs. Major enterprises using Infosys products include, among others, Barclays Bank, Fidelity, Hewitt Bank, HSBC, Midland Bank and TIAA CREF in the financial segment; Ameritech, NTT Docomo (Japan), Orange (UK) and Sprint in the service provider segment; telecommunications infrastructure equipment vendors such as Ericsson and Lucent; corporate and retail entities such as Cisco, Fedex, Intel, Target and Tiffany, and government agencies in over 40 countries worldwide.

     Through its subsidiary  Ulticom,  Inc.  ("Ulticom"),  the Company  provides service enabling network software for wireless, wireline and Internet communication services known as Signalware. Signalware call control products interconnect the complex circuit switching, database and messaging systems and manage vital number, routing and billing information that form the backbone of today's global public networks, primarily through Signaling System Number 7 ("SS7"). SS7 is a widely used set of signaling standards and protocols for communications networks worldwide. Signalware enables communication service providers to offer intelligent network ("IN") services, such as global roaming, prepaid calling, caller ID and voice and text messaging. Signalware products are also embedded in a range of packet softswitching products, which enable voice and data networks to interoperate, or converge, allowing service providers to offer such converged network services as voice over the Internet and Internet call waiting. Ulticom's Nexworx product initiative is designed to move service control into the hands of subscribers, so that businesses or consumers can access network resources to create and customize their communication services. Ulticom had an initial public offering of its common stock in April, 2000, and its common stock is listed on the NASDAQ National Market System under the symbol ULCM. The Company holds approximately 75% of Ulticom's outstanding common stock.

     The Company markets other telecommunications products and services, including products that are integrated with its systems and products that work in combination with other systems to provide advanced telecommunications services, such as automatic call distribution and messaging systems for telephone answering service bureaus, and intelligent IP gateways for wireless roaming and Voice over Internet Protocol ("VoIP") applications. The Company also engages in venture capital investment and capital market activities for its own account.

     Throughout this document, references are made to technologies, features, capabilities, capacities and specifications in conjunction with the Company's products and technological resources. Such references do not necessarily apply to all product lines, models and system configurations.

     The Company was incorporated in the State of New York in October 1984. Its headquarters are located at 170 Crossways Park Drive, Woodbury, New York 11797, where its telephone number is (516) 677-7200.

THE COMPANY'S PRODUCTS

Enhanced Services Platforms

     The market for network-based ESP systems and software has grown rapidly over the past several years. The Company believes that a number of factors have contributed to this growth, including the heightened emphasis among wireless and wireline telecommunications network operators on offering new services for revenue-generation, competitive differentiation, and customer retention, the increasing public awareness and acceptance of multimedia messaging services, the expanding availability of call answering services, and the growing use of wireless communications services, which almost universally offer a mailbox-based call answering service, as well as text-based services such as SMS.

     The Company's primary focus has been on supplying carrier grade large-capacity ESP systems and software, which are marketed primarily under the names Access NP and TRILOGUE INfinity, to wireless and wireline telecommunications network operators. These organizations benefit from the ability to offer their customers, often on a subscription or pay-per-use basis, a variety of revenue-generating services provided by the Company's systems, such as automated call answering, voice and fax messaging, unified messaging (voice, fax and email in a single mailbox, media conversion such as email to voice and visual mailbox presentation), prepaid services, wireless data and Internet-based services such as Internet messaging, short text messaging, wireless Internet access and associated services, IVR, call screening, personal number service, one-touch call return, wireless instant messaging, wireless music infotainment services, location-based services, and voice-controlled services, such as voice-controlled dialing, voice-controlled Web browsing, voice portal, and voice-controlled messaging. With call answering and voice and fax messaging, telecommunications service providers benefit not only from service subscription fees, but also from traffic revenue generated by the increase in billable completed calls. In addition, these services improve overall network efficiency by reducing congestion from repeated unbillable busy/no-answer calls, and foster customer loyalty which results in overall reduction in churn. Wireless telecommunications service providers are almost universally adding voicemail and SMS to their service offerings, and often as part of their basic service package, not only because of these benefits, but also because wireless voicemail messaging services directly increase billable airtime by stimulating outbound calls and wireless short messaging services increase billable transactions by stimulating person-to-person messaging and information retrieval.

     The Company's carrier grade ESP systems and software have been designed and packaged to meet the capacity, reliability, availability, scalability, maintainability, network and OMAP (Operations, Maintenance, Administration, and Provisioning) interfaces and physical requirements of large telecommunications network operators. The systems are offered in a variety of sizes and configurations and can be clustered for larger capacity installations. The systems also offer redundancy of critical components, so that no single failure will interrupt the service. The Company's platforms are available in both centralized and widely distributed configurations, and maintain their integrity as a single system in distributed configurations. The Company's distributed architecture incorporates VoIP and Wide Area Networking ("WAN") technologies to reduce the cost of long distance message transmissions, message retrievals, voice signature transmissions, and prepaid service database inquiries. This architecture utilizes lower cost packet-switched networks, such as IP-networks, rather than more costly, traditional circuit-switched methods, to reduce the network operators' cost of operation.

     The Company's systems also incorporate components that are compatible with the IN and AIN protocols for Intelligent Peripherals, permitting the Company's network operator customers to develop and deploy services based on the overall IN/AIN architecture. In addition, when the system is configured as a Service Node ("SN"), it enables customers to offer IN/AIN-based services such as personal number, call screening/caller introduction, one-touch call return and prepaid calling services. The incorporation of IN and AIN-related software also allows a customer, which has not yet implemented intelligent network infrastructure, to purchase an ESP system from the Company with the confidence that it contains a built-in migration path to IN/AIN standards, should the network operator decide to implement IN/AIN infrastructure in the future.

     The Company's platforms incorporate both company-developed and third-party-developed software, and third-party and company-designed hardware, in an open, standards-based system architecture. The systems support a wide variety of digital telephony and IP interfaces and signaling systems, enabling them to adapt to a variety of different network environments and IN/AIN applications, and provide a "universal port" -- a single port that supports multiple applications and services at any time during a single call. The Company has also introduced Internet messaging capabilities, enabling end-users to access their voice, fax and email messages from anywhere in the world via the Internet.

Business Intelligence Through Intelligent Recording

     Traditionally, analog tape recorders, alone or coupled with a variety of other special purpose devices, have been utilized for communications monitoring, recording and related applications. The limited capacity and processing capability inherent in these systems have imposed constraints on organizations that process large amounts of multimedia information from multiple channels and that need to store the processed information for long periods while keeping it available for rapid retrieval. The Infosys Intelligent Recording systems interface with a variety of telecommunications channels and automatically acquire and collect multimedia communications. Most importantly, they also enable users to adapt efficiently to the emergence of new telecommunications technologies, such as digital transmission and enhanced signaling systems, for which analog, tape recorder-based equipment was not designed. From a collection standpoint, the systems provide a number of advantages over analog, tape recorder-based systems, including improvements in capacity, reliability, accuracy, processing efficiency and archiving and retrieval capabilities. Once the information has been collected and recorded in a digital form, a variety of processing and analysis tools can be applied to sort out information and to provide end users with actionable information. This process delivers to the end user business intelligence about the enterprise customers and/or operations which helps the enterprise improve it's competitiveness and effectiveness.

     The Company's Ultra line of multiple channel, multimedia digital recording systems are marketed primarily to call centers and CRM applications. Ultra systems provide computer-telephony integration enabled recording, including integration with major PBX/ACDs, middleware products and CRM applications. The computer-telephony integration connection allows the customer to easily search calls through database queries. In addition, selective recording is possible through time-driven schedules or event triggers. Ultra systems support high volume of simultaneous playbacks over the telephone or through LANs, WANs, and the Internet. Immediate access to recordings is possible through advanced optical disk technology and jukeboxes. The Ultra product supports three business applications: transaction recording, for customers that need to capture specific voice and data calls for long term storage and/or access by large number of users; agent performance management, for customers that track the performance and quality of service of their agents and provide them with training and incentive programs for improvement; and customer experience monitoring, for enterprises that monitor their customers' experience while interacting over the phone, email and the Internet.

     The InfoGate product targets the public networks market, providing monitoring interfaces to a variety of wireline, wireless and IP networks for traffic monitoring and law enforcement compliance applications. InfoGate allows access to specific calls routed via public networks through interfaces to network switches from vendors such as Alcatel, Ericsson, Lucent, Nokia, Nortel, Siemens and many others. InfoGate also supports interfaces to packet data networks such as the Internet and general packet radio services.

     The Reliant product provides legal interception and surveillance solutions for law enforcement and government agencies. The Reliant product design is based on open system architecture and client/server concepts, and supports a broad range of multimedia monitoring capabilities. Reliant's capabilities include the recording, processing and retrieval of analog audio signals, such as telephone and radio channels; analog facsimile and modem communications; digital audio and data signals, including ISDN, T1 and E1; and telephony signaling, including Pulse Dialing, DTMF, Calling Line Identification and Call Progress Tones (such as busy, no-answer and ringback). Reliant systems simultaneously process incoming signals over multiple channels, apply digital signal processing technologies and use magnetic and optical disks for temporary and long-term digital storage. The systems also enable users to transmit multimedia information among multiple sites over communication links. Reliant is designed to support various communications links, including T1, E1, ISDN, dial-up telephone lines (over modems), satellite links and TCP/IP over Ethernet (with routers). The Company offers Reliant systems in a range of configurations, which share substantially the same hardware, software and user interface. The Reliant systems' multimedia server can be configured in a variety of models to support a range of applications, including large, fixed-site audio monitoring platforms. Moreover, several Reliant multimedia servers may be networked for increased capacity or to satisfy redundancy requirements.

     The Loronix product line of digital video monitoring systems is marketed to a variety of organizations that require the capture and analysis of video information recorded from CCTV cameras. Traditionally, such systems utilized analog, VCR-based equipment to archive recorded video images. The Company's digital video technology offers several advantages over analog equipment, including faster search and retrieval, and the ability to monitor and control from a remote location. Target markets include, among others, retail, where recorded video from stores is used for improving operations efficiency primarily through reduced theft, transportation, where recorded video is used mainly for public safety, and gaming, where video recording is regulated.

Service Enabling Network Software

     The Company's Ulticom subsidiary provides service enabling network software for wireless, wireline and Internet communication services known as Signalware. Signalware call control products interconnect the complex circuit switching, database and messaging systems and manage vital number, routing and billing information that form the backbone of today's global public networks, primarily through SS7. Signalware provides many of the features that are crucial to the connectivity of communication networks and the rapid delivery of revenue generating services, including: open standards, service reliability, high performance, scalability and global interoperability. It also plays a key role in the convergence of disparate networks by providing a means to bridge circuit and packet technology. Signalware is used to build a wide range of IN services and services for converged networks, and is embedded in several firms' packet softswitching products.

     Signalware is sold in packages that offer specific features and functionality. Signalware works with multiple SS7 networks, supports a wide variety of SS7 protocol elements and enables analog or digital wireline and wireless transmissions. Signalware packages can be configured for use in single or multiple computing configurations for fault resiliency and reliability. Signalware products also provide a means to separate the signaling function from the application development environment, which provides greater flexibility in configuring services. Signalware customers include equipment manufacturers, such as Alcatel, Ericsson and Siemens, application developers such as Logica and Sonus and service providers such as Level (3) and MCI Worldcom.

     Ulticom also continues to develop its Nexworx service control product initiative. Currently, this technology combines the key attributes of Signalware to create a platform that enables service creation both inside and outside of traditional telephone networks. Nexworx is designed to move service control into the hands of subscribers, so that businesses and consumers can access network resources to create and customize their communication services. The network interfaces that are provided by Nexworx, combined with private databases, browser enabled appliances, personal computers or wireless devices, puts the subscriber in control, creating a new Programmable Network. Examples of services that can be developed using Nexworx include web-based call forwarding, call screening, instant conferencing, messaging services, reminder services, click-to-dial services, location sensitive directory assistance and personal 800 number service.

Other Telecommunications Products and Services

     The Company's other telecommunications products and services are developed and marketed through subsidiaries in the United States and internationally. These include automatic call distribution and messaging systems for telephone answering service bureaus and other organizations, and intelligent IP gateways for wireless roaming and VoIP applications.

ACQUISITIONS

     During the year ended January 31, 2001, the Company, in exchange for its common shares, acquired several companies in the telecommunications and business intelligence industries having products and resources complementary to those of the Company. See Note 8 to the Company's consolidated financial statements included elsewhere in this report. Products of the acquired companies are included in the descriptions of the Company's products set forth above.

MARKETS, SALES AND MARKETING

     The Company's ESP systems and software are marketed by the Company throughout the world, with its own direct sales force as well as local distributors, and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. The Company is the market share leader in providing large capacity messaging systems for wireless and wireline telecommunications network operators around the world.

     More than 360 wireless and wireline telecommunications network operators in more than 100 countries, including the majority of the 20 largest telephone companies in the world, have selected the Company's platforms to provide enhanced telecommunications services to their public customers. Major network operators using the Company's ESP systems include, among others, AT&T (USA), BellSouth (USA), British Telecom (UK),
Deutsche Telekom (Germany and other European countries), KDDI (Japan), MCI Worldcom (USA), NTT (Japan), Orange (UK), Pacific Century CyberWorks (Hong
Kong), SBC  Communications  (USA), SFR Cegetel  (France),  SingTel  (Singapore),
Sprint (USA), Telecom Italia (Italy), Telmex (Mexico), Telstra (Australia), Verizon (USA) and Vodafone (multiple European countries).

     The Company provides its customers, through its Medalist plan, with programs of marketing consultation, seminars and materials designed to assist them in marketing enhanced telecommunications services, and also undertakes to play an ongoing supporting role in their business and market planning processes.

     The Company's Ultra, InfoGate, Reliant and Loronix systems are marketed by the Company worldwide through its direct sales force and, where appropriate, through agents, distributors and system integrators. Primary target markets for the Ultra Series include call centers and enterprises with CRM applications. The InfoGate target markets are the network operators and public networks switch vendors. The Reliant systems are sold primarily to the law enforcement and government markets. The Loronix systems are sold primarily to retail, transportation, gaming, corporate and government markets. Major enterprises using Infosys' products include, among others, Barclays Bank, Fidelity, Hewitt Bank, HSBC, Midland Bank, and TIAA-CREF in the financial sector; Ameritech, NTT Docomo (Japan), Orange (UK) and Sprint in the service provider sector; equipment vendors such as Ericsson and Lucent; corporate and retail entities such as Cisco, Fedex, Intel, Target and Tiffany, and government agencies in over 40 countries worldwide.

     Ulticom's Signalware products are used by over 50 customers and are deployed in more than 90 countries. Ulticom markets its products and services primarily through its direct sales organization and through key relationships with customers such as telecommunications equipment manufacturers and application developers. These customers include Signalware within their products and sell them as an integrated solution to service providers. The service providers, in turn, install the solution in their communication networks and then offer the service enabled by such a solution to their subscribers. Signalware customers include equipment manufacturers, such as Alcatel, Ericsson and Siemens, application developers such as Logica and Sonus and service providers such as Level (3) and MCI Worldcom.

     Ulticom actively participates in industry activities to define the technology to facilitate the convergence of telephony networks with the Internet. It is a founding member, along with British Telecom, Microsoft, Nortel and Siemens, of The Parlay Group, an industry consortium to specify an open interface to enable secure public access to core capabilities of voice and data networks. Ulticom also is a founding member of JAIN, the Java API Integrated Networks industry initiative to define common interfaces between IN and SS7 environments so that services and protocols can run anywhere in the network. In addition, Ulticom has worked with the Internet Engineering Task Force to develop a set of signaling transport standards called

SIGTRAN to enable communication service providers to more easily implement services that span existing circuit-switched networks and packet networks using IP.

TECHNOLOGIES

     The Company's research and development efforts focus particularly on the design of very large, high throughput systems, digital signal processing technologies for voice, image, video, and data communications, development of various network and OMAP interfaces, and application development. The Company's products use advanced technologies in the areas of digital signal processing, VoIP, facsimile protocols, networking interfaces, databases, data networking, multi-processor computer architecture and real-time software design. The Company uses its proprietary technology and expertise in the development of software products, solutions and applications within the IN and AIN environment.

     The Company's products are based upon flexible system architectures specifically designed to handle multiple channel, multimedia communication and processing applications. The Company's products employ open system, modular architectures, which use distributed processors, rather than one large central processor, as well as multiple storage devices and data networking. The product design is intended to be readily adaptable to the usage and capacity requirements of the individual end-user. The product architectures also allow the Company to add enhancements and new technologies to its systems without rendering existing products obsolete. The Company's distributed architecture incorporates VoIP and WAN technologies to reduce the cost of long distance message transmissions, message retrievals, voice signature transmissions, and prepaid service database inquiries. This architecture utilizes lower cost IP-based packet-switched networks rather than more costly, traditional circuit-switched methods, to reduce the network operators' cost of operation.

     The Company has developed or integrated third-party interfaces for its products to most circuit-switched and IP networks used around the world, including digital interfaces, such as T1, E1 and ISDN, SS7, IP, and VoIP, designed to encompass both basic network connectivity and the IN/AIN capabilities of Intelligent Peripherals and Service Nodes. The Company has also developed Internet Protocols, including WAP, cHTML, VPIM, POP3, IMAP4, HTTP and HTML. The Company has implemented facsimile communication and intercept protocols for Group 3 facsimile. Certain of the Company's products incorporate LAN and WAN technologies used for the transfer of digitized voice, fax, video, and modem information, as well as for the transfer of data among various network elements.

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

RESEARCH AND DEVELOPMENT

     Because of the continuing technological changes that characterize the telecommunications and computer industries, the Company's success will depend, to a considerable extent, upon its ability to continue to develop competitive products through its research and development efforts. The Company currently employs more than 2,500 scientists, engineers and technicians in its research and development efforts, with broad experience in the areas of digital signal processing, computer architecture, telephony, IP, data networking, multi-processing, databases, real-time software design and application software design, among others.

     A portion of the Company's research and development operations benefit from financial incentives provided by government instrumentalities to promote research and development activities, including its research and development activities situated in Israel. The cost of such efforts will be affected by the continued availability of funding under such programs. During the past fiscal year, the Company's research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel, under which reimbursement of a portion of the Company's research and development expenditures will be made subject to final approval of project budgets. The percentage of the Company's total research and development expenditures reimbursed under these programs has declined in recent years, and will continue to decline with the growth in the Company's overall operations, the increasing amount of research and development conducted by the Company at locations other than those in which reimbursement programs are available to it, and general reductions in program budgets. The Company pays royalties on its sales of certain products developed in part with funding supplied under such programs. Permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. See "Business--Licenses and Royalties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In January 2000, the Company and Lucent Technologies, Inc. ("Lucent") entered into a non-exclusive cross-licensing arrangement covering current and certain future patents issued to the Company and its affiliates and a portfolio of current and certain future patents in the area of telecommunications technology issued to Lucent and its affiliates.

LICENSES AND ROYALTIES

     The Company licenses certain technology, know-how and related rights for use in the manufacture and marketing of its products, and pays royalties to third-parties under such licenses and under other agreements. The Company believes that its rights under such licenses and other agreements are sufficient for the manufacturing and marketing of its products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how. The Company currently pays royalties on a substantial portion of its product sales. The royalties vary in amount based upon the revenues attributable to the various components of such products.

INTERNATIONAL SALES

     The Company sells a significant amount of its products outside of North America. International sales and marketing efforts may be adversely affected by a number of factors, including the need for export licenses; instability in international trading relations; currency fluctuations; and additional costs of marketing, service and support due to lack of proximity with the end-users. In certain cases, the Company's contracts are denominated in local currencies, and as such, the Company may be adversely affected by fluctuations in those currencies. International sales of certain systems manufactured by the Company also are subject to a variety of legal restrictions governing the export of such products.

     For additional information regarding foreign operations, see Note 19 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties" appearing elsewhere in this report.

BACKLOG

     At January 31, 2001, the backlog of the Company amounted to approximately $319,857,000. Substantially all of the backlog is expected to be delivered within the next 12 months.

SERVICE AND SUPPORT

     The Company has a strong commitment to provide product service and support to its customers and emphasizes such commitment in its marketing. Because of the intensity of use of systems by telecommunications network operators and other customers of the Company's products, and their low tolerance for down-time, the Company is required to make a greater commitment to service and support of systems used by these customers, and such commitment increases operating costs.

     The Company's general warranty policy is to replace or repair any component that fails during a specified warranty period. Broader warranty and service coverage is provided in many cases, and is sometimes made available to customers on a contractual basis for an additional charge.

     The Company provides technical assistance from several locations around the
world.   Technical   support  is  available  for  the  Company's   customers  24
hours-a-day, seven days-a-week.

COMPETITION

     The Company faces strong competition in the markets for all of its products. The market for ESP systems is highly competitive, and includes numerous products offering a broad range of features and capacities. The primary competitors are suppliers of turnkey ESP systems and software, and indirect competitors that supply certain components to systems integrators. Many of the Company's competitors specialize in a subset of the Company's portfolio of services. Direct and/or indirect competitors include, among others, ADC, Boston Communications, Cap Gemini, Cisco, CMG, Ericsson, Glenayre, IBM, InterVoice-Brite, Logica, Lucent, Motorola, Nokia, Openwave, Sema, Tecnomen, Telcordia, and Unisys. Competitors of the Company that manufacture other telecommunications equipment may derive a competitive advantage in selling ESP systems to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers.

     Indirect competition is provided by messaging and other enhanced communications products employed at end-user sites as an alternative to the use of services available through telecommunications network operators. This "enterprise based equipment" includes a broad range of products, such as stand-alone voicemail systems, answering machines, telephone handsets with voice-activated dialing and other enhanced services capabilities, products offering "call processing" services that are supplied with voicemail features or integrated with other voicemail systems, as well as personal computer modems and add-on cards and software designed to furnish enhanced communications capabilities.

     The Company believes that competition in the sale of ESP systems is based on a number of factors, the most important of which are product features and functionality, system capacity and reliability, marketing and distribution capability and price. Other important competitive factors include service and support and the capability to integrate systems with a variety of telecom networks, IP networks and Operation and Support Systems (OSS). The Company believes that the range of capabilities provided by, and the ease of use of, its systems compare favorably with other products currently being marketed, and that its ESP systems are the leading systems designed specifically for telecommunications network operators. The Company anticipates that a number of its direct and indirect competitors will be introducing new or improved ESP systems during the next several years.

     The market in which Ultra products are sold is highly competitive. Primary competitors include ASC, Atis, e-Talk, Eyretel, Lernout & Hauspie, Nice, Racal, TEAC and Witness. The InfoGate product is sold to switch vendors and public networks. Some of the switch vendors that have developed competitive offerings include Lucent, Nokia, Nortel, and Siemens. Other competitors include ADC, Atis, and ETI. The Company is aware of a number of manufacturers of products that compete with the Reliant product line including Applied Signal, Atis, ETI, GTE, Harris, JSI, Nice, and Raytheon. Competition also has been provided by manufacturers and integrators of custom designed computer and telecommunications systems in response to particular government procurements in specific markets where they have entrenched customer relationships. The Loronix product line's primary competitor is Nice. The government market in general is highly competitive and difficult to penetrate, and the Company may be at a competitive disadvantage in respect of certain customers and market segments as a result of its small size in relation to other potential vendors and the existence of entrenched customer relationships with other vendors.

     Competitors for Ulticom's present and planned future products include a number of companies ranging from SS7 software stack providers, such as ADC NewNet and Trillium Digital Systems, to vendors of communication and network infrastructure equipment, such as Compaq and Hewlett Packard's Agilent Group.

     Many of the Company's present and potential competitors are considerably larger than the Company, are more established, have a larger installed base of customers and have greater financial, technical, marketing and other resources.

MANUFACTURING AND SOURCES OF SUPPLIES

     The Company's manufacturing operations consist primarily of final assembly and testing, involving the application of extensive testing and quality control procedures to materials, components, subassemblies and systems. The Company uses third-parties to perform printed circuit board assembly, component testing and sheet metal fabrication. Although the Company generally uses standard parts and components in its products, certain components are presently available only from a limited number of sources. To date, the Company has been able to obtain adequate supplies of all components in a timely manner from existing sources or, when necessary, from alternative sources. However, the inability to obtain sufficient quantities of components or to locate alternative sources of supply if and as required in the future, would adversely affect the Company's operations.

     The Company maintains organization-wide quality assurance procedures, coordinating the quality control activities of the Company's research and development, manufacturing and service departments. The Company's primary manufacturing and research and development facilities have received certification to Quality Standard ISO 9001.

CAPITAL MARKET ACTIVITIES

     The Company organized a subsidiary, CTI Capital Corp. ("CTI Capital"), that directly and through a subsidiary in Israel, Comverse Investments Ltd., seeks to identify and implement suitable investments for the Company, and engages in portfolio investment and capital market activities, including venture capital investments directly and indirectly through private equity funds, primarily in Israel. Through a joint venture formed by CTI Capital in partnership with Quantum Industrial Holdings Ltd., an investment company managed by Soros Fund Management LLC., the Company invests venture capital in high technology firms, and engages in other investment activities. Comverse also engages in direct strategic and capital management investment activities for its own account.

OPERATIONS IN ISRAEL

     A substantial portion of the Company's research and development and manufacturing operations are located in Israel and, accordingly, may be affected by economic, political and military conditions in that country. To date, the Company's operations have not been materially affected by armed conflict in the Middle East, but no assurances can be given that escalation of hostilities in the future might not have a negative impact on the Company's business.

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

     Israel and the European Union are parties to a Free Trade Agreement pursuant to which, subject to rules of origin, Israel's industrial exports to the European Union are exempt from customs duties and other non-tariff barriers and import restrictions. Israel also has an agreement with the United States to establish a Free Trade Area ("FTA") which is intended ultimately to eliminate all tariff and certain non-tariff barriers on most trade between the two countries. Under the FTA agreement, most products received immediate duty-free status in 1985, and all tariffs have since been eliminated. In 1993, Israel entered into an agreement with the European Free Trade Association ("EFTA"), which includes Austria, Finland, Iceland, Liechtenstein, Norway and Switzerland, that established a free-trade zone between Israel and EFTA nations exempting manufactured goods and some agricultural goods and processed foods from customs duties, while reducing duties on other goods. The end of the Cold War has also enabled Israel to establish commercial and trade relations with a number of nations, including Russia, China, India, Turkey and the nations of Eastern Europe, with whom Israel had not previously had such relations.

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

     Israel's economy has in the past, from time to time, been subject to significant inflation. This inflation in the past, and the associated increases in salaries that are linked by Israeli law to increases in the consumer price index, have increased the cost of the Company's operations in Israel, and salary costs have further increased as a result of the growing competition for qualified scientific, engineering and technical personnel in Israel. The increases in costs in recent periods have not, in each instance, been offset by proportional devaluation of the Israeli shekel against the U.S. dollar, and accordingly have had a negative impact on the Company's overall results of operations.

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

EMPLOYEES

     At January 31, 2001, the Company employed approximately 6,370 individuals, of whom approximately 76% are scientists, engineers and technicians engaged in research and development, marketing and support activities.

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

ITEM 2.  PROPERTIES.

     As of January 31, 2001, the Company leased an aggregate of approximately 2,479,000 square feet of office space and manufacturing and related facilities for its operations worldwide, including approximately 1,591,000 square feet in Tel Aviv, Israel, approximately 367,000 square feet in Wakefield, Massachusetts, approximately 77,000 square feet in Andover, Massachusetts, approximately 47,000 square feet in Woodbury, New York, approximately 85,000 square feet in Mt. Laurel, New Jersey, approximately 23,000 square feet in Irvine, California, approximately 15,000 square feet in Durango, Colorado, and an aggregate of approximately 274,000 square feet at various other locations in the United States, Europe, the Far East, Australia, Latin America and Africa. The aggregate base monthly rent for the facilities under lease at January 31, 2001 was approximately $2,990,000, and all of such leases are subject to various pass-throughs and escalation adjustments.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

     The Common Stock trades on the NASDAQ National Market System under the symbol CMVT. The following table sets forth the range of closing prices of the Common Stock as reported on NASDAQ for the past two fiscal years. All prices have been adjusted to reflect the three-for-two stock split, effected in the form of a stock dividend, distributed on April 15, 1999, and the two-for-one stock split, effected in the form of a stock dividend, distributed on April 3, 2000.

              Year       Fiscal Quarter            Low        High

              1999       2/1/99 - 4/30/99         21.81       33.06
                         5/1/99 - 7/31/99         30.69       40.69
                         8/1/99 -10/31/99         33.59       56.75
                        11/1/99 - 1/31/00         54.81       76.97

              2000       2/1/00 - 4/30/00         68.06      119.69
                         5/1/00 - 7/31/00         65.25      102.75
                         8/1/00 -10/31/00         76.06      114.81
                        11/1/00 - 1/31/01         86.19      121.63

     There were 2,011 holders of record of Common Stock at April 23, 2001. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of Common Stock outstanding at such date was approximately 30,000.

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

     The following is a summary of the transactions during the year ended January 31, 2001 involving a sale of the Company's securities which were not registered under the Securities Act of 1933 (the "Securities Act"):

     On November 22, 2000 and December 12, 2000, the Company completed a private placement under Section 4(2) of the Securities Act of $600 million aggregate principal amount of

1.50% Senior Convertible Debentures due 2008 (the "Convertible Debentures") to Lehman Brothers Inc. (the "Initial Purchaser"). The Convertible Debentures are convertible into shares of Common Stock at any time prior to redemption or maturity, at a conversion price of $116.325 per share (equal to a conversion rate of 8.5966 shares per $1,000 principal amount of Convertible Debentures), subject to adjustment under certain circumstances. The Convertible Debentures were originally issued by the Company to the Initial Purchaser at a price of 98.125% of their principal amount, and were subsequently sold by the Initial Purchaser to "qualified institutional buyers" in transactions exempt from registration pursuant to Rule 144A under the Securities Act. The Company subsequently filed a Registration Statement on Form S-3 covering the Convertible Debentures and the underlying Common Stock.

     On August 30, 2000, the Company acquired all of the outstanding capital stock of Exalink Ltd. ("Exalink"), a company in Israel specializing in router-based wireless application protocol gateways and application software for the delivery of Internet-based services to wireless devices, in exchange for the issuance of 5,261,211 shares of Common Stock to the former Exalink shareholders and the assumption by the Company of Exalink's outstanding options. The sales of Common Stock in connection with this transaction were exempt from registration pursuant to Regulation S under the Securities Act and Section 4(2) of the Securities Act. The Company subsequently filed a Registration Statement on Form S-3 covering the resale of the Common Stock issued in connection with this transaction.

     On August 8, 2000, the Company acquired all of the outstanding capital stock of Gaya Software Industries Ltd. ("Gaya"), a company in Israel specializing in software-based intelligent Internet protocol gateways and voice-over-Internet-protocol technology, in exchange for the issuance of 283,758 shares of the Company's Common Stock to the former Gaya shareholders and the assumption by the Company of Gaya's outstanding options and warrants. The sales of Common Stock in connection with this transaction were exempt from registration pursuant to Regulation S under the Securities Act. The Company subsequently filed a Registration Statement on Form S-3 covering the resale of the Common Stock issued in connection with this transaction.

     On July 31, 2000, the Company acquired all of the outstanding shares of Syborg Informationsysteme GmbH ("Syborg"), a German company that develops software-based digital voice and Internet recording and workforce management systems, in exchange for the issuance of 201,251 shares of the Company's Common Stock to the former Syborg shareholders. The sales of Common Stock in connection with this transaction were exempt from registration pursuant to Regulation S under the Securities Act. The Company subsequently filed a Registration Statement on Form S-3 covering the resale of the Common Stock issued in connection with this transaction.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables present selected consolidated financial data for the Company for each of the years in the two years ended December 31, 1997, the one month period ended January 31, 1998, and the years ended January 31, 1999, 2000 and 2001. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. All financial information presented herein has been retroactively adjusted for the January 1998 merger with Boston Technology, Inc. ("Boston") and the July 2000 merger with Loronix Information Systems, Inc. ("Loronix") to account for those transactions as pooling of interests. All per share data has been restated to reflect a three-for-two stock split effected as a 50% stock dividend to shareholders of record on March 31, 1999, distributed on April 15, 1999, and a two-for-one stock split effected as a 100% stock dividend to shareholders of record on March 27, 2000, distributed on April 3, 2000.

                                                                                 Transition
                                                              Year Ended         Period Ended                 Year Ended
                                                              December 31,        January 31,                 January 31,
                                                        ----------------------   ------------     ----------------------------------
                                                        1996(1)(4)   1997(2)(4)      1998          1999(4)     2000(4)         2001
                                                                           (In thousands, except per share data)
   Statement of Operations Data:
     Sales                                               $400,555    $498,343    $  14,401        $708,805    $909,667    $1,225,058
     Cost of sales                                        175,484     209,325       21,146(3)      288,113     352,748       460,630
     Research and development, net                         67,209      98,152       13,481         134,201     169,816       232,198
     Selling, general and administrative                   96,685     142,055       51,892(3)      157,106     193,996       259,607
     Royalties and license fees                            10,443      12,325          520          16,552      18,841        22,028
     Merger expenses                                           --          --       41,877              --       2,016        15,971
     Interest and other income, net                         2,674       4,957          175           8,315      16,595        33,339
     Income (loss) before
           income tax provision                            53,499      41,443     (114,340)        121,148     188,845       267,963
     Income tax provision                                  10,331       9,430          867          11,783      15,698        18,827
                                                         --------    --------    ---------        --------    --------    ----------
     Net income (loss)                                   $ 43,168    $ 32,013    $(115,207)       $109,365    $173,147    $  249,136
                                                         ========    ========    =========        ========    ========    ==========

     Earnings (loss) per share - diluted                 $   0.34    $   0.23    $   (0.89)       $   0.75    $   1.08    $     1.39
                                                         ========    ========    =========        ========    ========    ==========

Weighted average number of
   common and common equivalent
     shares outstanding - diluted                         134,952     139,702      130,060         145,439     178,986       189,964

                                                      December 31,                                January 31,
                                               ------------------------     --------------------------------------------------------
                                               1996(5)(6)    1997(6)(7)       1998          1999(6)        2000(6)            2001
                                                                                (In thousands)
Balance Sheet Data:
  Working capital                               $342,139      $402,901      $280,793      $  712,165      $  858,304      $1,860,379
  Total assets                                   533,847       636,342       527,652       1,042,959       1,372,847       2,625,264
  Long-term debt, including
    current portion                              117,605       142,790       124,257         416,327         308,082         906,723
  Stockholders' equity                           302,477       357,514       231,390         390,855         724,839       1,236,165

(1)  Includes results for Boston for its fiscal year ended January 31.

(2)  Includes results for Boston for the 11 months ended December 31, 1997.

(3) Includes approximately $7.8 million in cost of sales and $36.1 million in selling, general and administrative expenses relating to charges as a result of the merger with Boston.

(4)  Includes the results of Loronix for its fiscal year ended December 31.

(5)  Includes amounts for Boston as of its fiscal year ended January 31.

(6)  Includes amounts for Loronix as of its fiscal year ended December 31.

(7)  Includes amounts for Boston as of December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

INTRODUCTION

     In July 2000, Comverse acquired all of the outstanding stock of Loronix Information Systems, Inc., a Nevada corporation ("Loronix"), in a transaction accounted for as a pooling of interests. The Company's financial statements for the years ended January 31, 2000 and 1999 include the operations of Loronix for the years ended December 31, 1999 and 1998, respectively.

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


Year Ended January 31, 2001 Compared to Year Ended January 31, 2000

     Sales. Sales for the fiscal year ended January 31, 2001 ("fiscal 2000") increased by approximately $315.4 million, or 35%, compared to the year ended January 31, 2000 ("fiscal 1999"). This increase is primarily attributable to an increase in sales of ESP products of approximately $277.2 million. Such increase was principally due to increased sales to European and American customers. In addition, sales of business intelligence recording products and service enabling network software products increased by approximately $23.8 million and $18.7 million, respectively.

     Cost of Sales. Cost of sales for fiscal 2000 increased by approximately $107.9 million, or 31%, as compared to fiscal 1999. The increase in cost of sales is primarily attributable to (i) increased materials and production costs of approximately $62.3 million due to the increase in sales, (ii) increased personnel-related costs of approximately $30.3 million due to hiring of additional personnel and increased compensation and benefits for existing personnel, (iii) increased travel-related costs of approximately $7.1 million and (iv) an increase in depreciation and amortization costs of approximately $4.3 million. Gross margins increased from approximately 61% in fiscal 1999 to approximately 62% in fiscal 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2000 increased by approximately $65.6 million, or 34%, compared to fiscal 1999, and as a percentage of sales was approximately 21% in both fiscal 1999 and fiscal 2000. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the increased level of sales during fiscal 2000.

     Research and Development. Net research and development expenses for fiscal 2000 increased by approximately $62.4 million, or 37%, compared to fiscal 1999 due to overall growth of research and development operations and the initiation of significant new research and development projects. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the higher volume of research and development activities.

     Royalties and License Fees. Royalties and license fees for fiscal 2000 increased by approximately $3.2 million, or 17%, compared to fiscal 1999. The increase was primarily a result of the growth in sales of royalty bearing products.

     Merger  Expenses.  In  February  1999,  the  Company  acquired  all  of the outstanding stock of Amarex Technology, Inc., a company that develops software-based applications for the telephone network operator and call center markets. In August 1999, the Company acquired all of the outstanding stock of InTouch Systems, Inc., a company that develops and markets a suite of intelligent voice-controlled software applications. In July 2000, the Company acquired all of the outstanding stock of Loronix, a company that develops software-based digital video recording and management systems, and all of the outstanding stock of Syborg Informationsysteme GmBH, a company that develops software-based digital voice and internet recording and workforce management systems. In August 2000, the Company acquired all of the outstanding stock of Gaya Software Industries Ltd., a company specializing in software-based intelligent IP gateways and voice-over-IP technology, and all of the outstanding stock of Exalink Ltd., a company specializing in protocol gateways and applications software for the delivery of Internet-based services to all types of wireless devices. These business combinations were accounted for as pooling of interests.

     In connection with the above acquisitions, the Company has charged to operations approximately $2.0 million and $16.0 million in fiscal 1999 and fiscal 2000, respectively, for merger related charges. Such charges relate to the following:

     Asset write-downs and impairments

     In connection with the acquisitions in fiscal 2000, certain assets became impaired due to the existence of duplicative technology, property and equipment and inventory of the merged companies. Accordingly, these assets were written down to their net realizable value at the time of the mergers and a charge of approximately $7.4 million was charged to operations.

     Professional fees and other direct merger expenses

     In connection with the acquisitions in fiscal 1999 and fiscal 2000, the Company recorded a charge of approximately $2.0 million and $8.6 million, respectively, for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs in connection with the mergers, such as printing costs and filing fees.

     Interest and Other Income, Net. Interest and other income, net, for fiscal 2000 increased by approximately $16.7 million as compared to fiscal 1999. The principal reasons for the increase are increased interest and dividend income of approximately $26.7 million, a change in foreign currency gains/losses of approximately $8.8 million and a decrease in interest expense of approximately $1.4 million. These increases were partially offset by an increase in net realized losses and write-downs on the Company's investments and the equity in the earnings of affiliates of approximately $20.7 million. In November and December 2000 the Company issued $600 million convertible senior debentures with the interest income earned on the proceeds of such debentures adding to the increase in interest and dividend income in fiscal 2000. The decrease in interest expense is primarily a result of the inclusion in fiscal 1999 of the Company's 5-3/4% convertible subordinated debentures redeemed in October 1999.

     Income Tax Provision. Provision for income taxes increased from fiscal 1999 to fiscal 2000 by approximately $3.1 million, or 20%, due to increased pre-tax income. The Company's overall effective tax rate decreased from approximately 8% during fiscal 1999 to approximately 7% in fiscal 2000. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

     Net Income. Net income increased by approximately $76.0 million, or 44%, in fiscal 2000 compared to fiscal 1999, while as a percentage of sales increased from approximately 19% in fiscal 1999 to approximately 20% in fiscal 2000. The increase resulted primarily from the factors described above.

Year Ended January 31, 2000 Compared to Year Ended January 31, 1999

     Sales. Sales for fiscal 1999 increased by approximately $200.9 million, or 28%, compared to fiscal year ended January 31, 1999 ("fiscal 1998"). This increase is primarily attributable to an increase in sales of ESP products of approximately $161.5 million. Such increase was principally due to increased sales to European customers. In addition, sales of business intelligence recording products and service enabling network software products increased by approximately $31.3 million and $6.3 million, respectively.

     Cost of Sales. Cost of sales for fiscal 1999 increased by approximately $64.6 million, or 22%, as compared to fiscal 1998. The increase in cost of sales is primarily attributable to increased materials and production costs of approximately $40 million due to the increase in sales and increased personnel-related costs of approximately $23 million due to hiring of additional personnel and increased compensation and benefits for existing personnel. Gross margins increased from approximately 59% in fiscal 1998 to approximately 61% in fiscal 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1999 increased by approximately $36.9 million, or 23%, compared to fiscal 1998, but as a percentage of sales decreased from approximately 22% in fiscal 1998 to approximately 21% in fiscal 1999. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the increased level of sales during fiscal 1999.

     Research and Development. Net research and development expenses for fiscal 1999 increased by approximately $35.6 million, or 27%, compared to fiscal 1998 due to overall growth of research and development operations and the initiation of significant new research and development projects. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the higher volume of research and development activities.

     Royalties and License Fees. Royalties and license fees for fiscal 1999 increased by approximately $2.3 million, or 14%, compared to fiscal 1998. The increase was primarily a result of the growth in sales of royalty bearing products.

     Interest and Other Income, Net. Interest and other income, net, for fiscal 1999 increased by approximately $8.3 million as compared to fiscal 1998. The principal reasons for the increase are increased interest and dividend income of approximately $11.3 million and increased realized gains on the Company's investments of approximately $11.2 million. These increases were partially offset by increased interest expense of approximately $3.3 million and a change in foreign currency gains/losses of approximately $12.3 million. The increase in interest and dividend income and interest expense is primarily a result of the inclusion for a full year in fiscal 1999 of the Company's $300 million convertible subordinated debentures issued in June 1998.

     Income Tax Provision. Provision for income taxes increased from fiscal 1998 to fiscal 1999 by approximately $3.9 million, or 33%, due to increased pre-tax income. The Company's overall effective tax rate decreased from approximately 10% during fiscal 1998 to approximately 8% in fiscal 1999. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

     Net Income. Net income increased by approximately $63.8 million, or 58%, in fiscal 1999 compared to fiscal 1998, while as a percentage of sales increased from approximately 15% in fiscal 1998 to approximately 19% in fiscal 1999. The increase resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The   Company's   working   capital  at  January  31,  2001  and  2000  was
approximately $1,860.4 million and $858.3 million, respectively.

     Operations for fiscal 2000, fiscal 1999 and fiscal 1998, after adding back non-cash items, provided cash of approximately $309.7 million, $208.1 million and $131.5 million, respectively. During such years, other changes in working capital used cash of approximately $65.2 million,

$30.8 million and $27.8 million, respectively, resulting in cash being provided by operating activities of approximately $244.5 million, $177.4 million and $103.6 million, respectively.

     Investment activities for fiscal 2000, fiscal 1999 and fiscal 1998 used cash of approximately $207.3 million, $475.7 million and $10.5 million, respectively. These amounts include (i) additions to property, plant and equipment in fiscal 2000, fiscal 1999 and fiscal 1998 of approximately $97.3 million, $85.6 million and $25.6 million, respectively; (ii) maturities and sales (purchases) of bank time deposits and investments, net, of approximately ($94.5) million, ($377.6) million and $24.3 million, respectively; and (iii) capitalization of software development costs of approximately $15.5 million, $12.5 million and $9.1 million, respectively. The property additions in each of fiscal 2000 and fiscal 1999 include the increase of the Company's fixtures and equipment as a result of the growth of the Company and in fiscal 1999 the purchase of land by the Company of approximately $25.8 million for future construction purposes. In addition, in each of fiscal 2000 and fiscal 1999 the Company increased the amount of its bank time deposits and investments to better utilize the net proceeds of the 2000 and 1998 issuances of convertible debentures.

     Financing activities for fiscal 2000, fiscal 1999 and fiscal 1998 provided cash of approximately $894.1 million, $53.6 million and $308.3 million, respectively. These amounts include (i) the net proceeds from the issuance of convertible debentures in fiscal 2000 and fiscal 1998 of approximately $588.4 million and $292.7 million, respectively; (ii) proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and employee stock purchase plan of approximately $111.4 million, $50.6 million and $36.2 million, respectively; (iii) net proceeds (repayments) of bank loans and other debt of approximately ($0.9) million, $3.1 million and ($20.6) million, respectively; and (iv) net proceeds from the issuance of common stock of a subsidiary in connection with public offerings in fiscal 2000 of approximately $195.2 million.

     In November 2000, the Company issued $500 million aggregate principal amount of its 1.50% convertible senior debentures due December 2005. In December 2000, the Company issued an additional $100 million aggregate principal amount of its 1.50% convertible senior debentures due December 2005 as a result of the initial purchaser exercising in full their over-allotment option.

     As of January 31, 2001, the Company had outstanding convertible debentures of $900 million.

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

CERTAIN TRENDS AND UNCERTAINTIES

     The Company's future operating results and financial condition may be adversely affected should current conditions of general economic weakness continue. Revenues from the Company's business intelligence products are currently being adversely affected by reductions in capital expenditures by end-users. The Company's revenues from telecommunications systems and software may be adversely affected by the slowdown in infrastructure purchases by telecommunications services providers exhibited in recent periods, and by declines in technology expenditures in general, if such conditions continue. In addition, the severe recent decline in the public trading prices of equity securities, particularly in the technology and telecommunications sectors, and potential corresponding decline in values of privately-held companies and venture capital funds in which the Company has invested, may adversely affect the Company's financial results and costs of operations.

     The Company has benefited from the growth in its business and capital base over the past several years to make significant investment in its operations and infrastructure, the development of new products and technologies and its expansion into new lines of business intended to enhance its opportunities for future growth and profitability. The Company intends to continue to make significant investment in the growth of its business, and to examine opportunities for additional growth through acquisitions and strategic investments. These activities involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated growth in demand for the associated products does not materialize or is delayed. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions.

     The telecommunications industry has been particularly affected by worldwide conditions of economic weakness. Telecommunications services providers have announced reductions in actual or planned future expenditures to expand or replace infrastructure equipment and delays or reductions in the deployment of services, and a large number of telecommunications equipment providers have announced reductions in projected revenues and deterioration in projected operating results. While the Company's revenues and net income have continued to grow in recent periods, the continuation and/or exacerbation of those conditions may have an adverse effect on the Company's future results. In addition to loss of potential revenue, weakness in the telecommunications industry may affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for vendor financing, by delays in customer payments, and by price reductions instituted by competitors to retain market share.

     The telecommunications industry is subject to rapid technological change. The introduction of new technologies in the telecommunications market and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. The Company's continued success will depend on its ability to correctly anticipate technological trends in its industries, to react quickly and effectively to such trends and to enhance its existing products and to introduce new products on a timely and cost-effective basis. The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company.

     The telecommunications industry is undergoing significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment may have an impact on the Company's revenues and/or costs in any given part of the world. The worldwide ESP system industry is already highly competitive and the Company expects competition to intensify. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the ESP system markets. Moreover, as the Company enters into new markets as a result of its own research and development efforts or acquisitions, it is likely to encounter new competitors.

     The market for telecommunications monitoring systems is also in a period of significant transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. Sales of the Company's business intelligence systems to customers in the private sector have been and may continue to be affected by general economic conditions and delays in planned capital expenditures by enterprise customers. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

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

     The Company has significantly increased its expenditures in all areas of its operations during recent periods, including the areas of research and development and marketing and sales. The Company's costs of operations have been affected by increases in the cost of its operations in Israel, resulting both from appreciation of the Israeli shekel relative to the United States dollar in certain periods and devaluation of the Israeli shekel at rates insufficient to offset cost increases in others, and from increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the demand for such personnel has grown rapidly with the expansion of high technology industries in that country. Continuation of such trends could have a material adverse effect on the Company's future results of operations.

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

     These programs and tax benefits may not be continued in the future at the current levels or at any level, and the availability of such benefits may be affected by budgetary constraints resulting from adverse economic conditions. The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company currently pays royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues), to the Government of Israel for repayment of benefits received under a conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, a program in which the Company has regularly participated and under which it continues to receive significant benefits through reimbursement of up to 50% of qualified research and development expenditures. Such royalty payments are required to be made until the government has been reimbursed the amounts received by the Company plus, for amounts received under projects approved by the Office of the Chief Scientist after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect at the time of approval. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Israeli authorities have also indicated that this funding program will be further reduced significantly or eliminated in the future, particularly for larger companies such as the Company. The termination or reduction of these programs could adversely affect the Company's operating results.

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

     The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The risk of currency instability is increased by prevailing conditions of economic weakness in a number of world markets, and the potential for recession. The Company has, and anticipates that it will continue to receive, significant contracts denominated in foreign (primarily Western European) currencies. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of significant changes in currency rates during the contract period. Since it is the Company's practice to hedge the exchange rate risks associated with contracts denominated in foreign currencies only to a limited extent, if at all, its operating results have been and may in the future be negatively affected to a material extent by the impact of currency fluctuations. Operating results may also be affected by the cost of such hedging activities that the Company does undertake.

     The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments, and has made significant venture capital investments, both directly and through private investment funds. Such investments subject the Company to the risks inherent in the capital markets generally, and to the performance of other businesses over which it has no direct control. Given the relatively high proportion of the Company's liquid assets relative to its overall size, the results of its operations in the future will reflect, to a greater extent than in the past, the results of the Company's capital management and investment activities and the risks associated with those activities. Declines in the public equity markets have caused, and may be expected to continue to cause, the Company to experience realized and unrealized investment losses. In addition, while the Company's interest and other income has benefited from the positive spread between the fixed interest it pays on its outstanding indebtedness and interest earned on the investment of its cash balances, reduction in prevailing interest rates due to economic conditions or government policies can be expected to have an adverse impact on the Company's results of operations.

     The Company has benefited from the long-term rise in the public trading price of its shares in various ways, including its ability to use equity incentive arrangements as a means of attracting and retaining the highly qualified employees necessary for the growth of its business and its ability to raise capital on relatively attractive conditions. The recent decline in the price of the Company's shares, and the overall decline in equity prices generally, and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to rely on equity incentive arrangements as a means to recruit and retain talented employees, and may limit the ability of the Company to raise capital on terms as advantageous to the Company as in the past.

     The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology-related industries, such as the Company, tend to exhibit a high degree of volatility. The announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications equipment industry in general, and the Company's business segments in particular, which may not have any direct relationship with the Company's business or prospects.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective February 1, 2001. The adoption of SFAS 133 will not have a material effect on the Company's operations or financial position.

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

     The Company from time to time uses foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. The use of these derivative financial instruments allows the Company to reduce its exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. In many instances, the Company elects not to hedge these transactions. Management does not expect any significant changes in the strategies it employs to manage such exposure in the near future. As of January 31, 2001, the Company had no material outstanding foreign currency exchange contracts.

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

               (1)  Financial Statements.

                    Index to Consolidated Financial Statements               F-1

                    Independent Auditors' Report                             F-2

                    Consolidated Balance Sheets as of
                           January 31, 2000 and 2001                         F-3

                    Consolidated Statements of Income
                           for the  Years Ended
                           January 31, 1999, 2000 and 2001                   F-4

                    Consolidated Statements of Stockholders' Equity
                           for the  Years Ended
                           January 31, 1999, 2000 and 2001                   F-5

                    Consolidated Statements of Cash Flows
                           for the Years Ended
                           January 31, 1999, 2000 and 2001                   F-6

                    Notes to Consolidated Financial Statements               F-7

               (2)  Financial Statement Schedules.

                    None

               (3)  Exhibits.

                    The Index of Exhibits commences on the following page. Exhibits numbered 10.1 through 10.3 and 10.5 through 10.8 comprise material compensatory plans and arrangements of the registrant.

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

       3.4* Certificate of Amendment of Certificate of Incorporation dated October 18, 1999. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 2000.)

       3.5 Certificate of Amendment of Certificate of Incorporation dated September 19, 2000.

       3.6*   By-Laws,   as  amended.   (Incorporated   by   reference   to  the
              Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1987.)

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

       4.8* Indenture dated as of November 22, 2000 from Comverse Technology, Inc. to The Chase Manhattan Bank, Trustee. (Incorporated by reference to the Registrant's Registration Statement on Form S-3 under the Securities Act of 1933, Registration No. 333-55526.)

       4.9* Specimen 1 1/2% Convertible Senior Debenture Due 2005. (Incorporated by reference to the Registrant's Registration
              Statement on Form S-3 under the Securities Act of 1933, Registration No. 333-55526.)

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

       10.8* 2000 Stock Incentive Compensation Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held September 15, 2000.)

       10.9* Memorandum of Agreement dated November 22, 1995 between Boston Technology, Inc. and AT&T. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1996, confidential treatment requested as to certain portions.)

       10.10* Lease dated November 5, 1990 between Boston  Technology,  Inc. and
              Wakefield Park Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1991.)

       10.11* First Amendment dated as of March 31, 1993 to Lease dated November
              5, 1990 between Boston Technology, Inc. and Wakefield Park Limited Partnership. (Incorporated by reference to the Quarterly Report of Boston Technology, Inc. on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended October 31, 1993.)

       10.12* Second  Amendment  dated as of  August  31,  1994 to  Lease  dated
              November 5, 1990 between Boston Technology, Inc. and Wakefield Park Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the
              Securities Exchange Act of 1934 for the year ended January 31, 1995.)

       10.13* License   Agreement   dated   January  22,  1990  between   Boston
              Technology, Inc. and Dytel Corporation. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1990.)

       10.14* Settlement  Agreement  dated  December 28, 1993 between the Boston
              Technology, Inc. and Theis Research, Inc. and Peter F. Theis. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1994.)

       10.15* Lease dated June 7, 1996 between Boston Technology,  Inc. and WBAM
              Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the
              Securities Exchange Act of 1934 for the year ended January 31, 1997.)

21     Subsidiaries of Registrant.

23     Consent of Deloitte & Touche LLP

----------
*    Incorporated by reference.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            Page

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of January 31, 2000 and 2001                 F-3

Consolidated Statements of Income for the
   Years Ended January 31, 1999, 2000 and 2001                              F-4

Consolidated Statements of Stockholders' Equity for the
   Years Ended January 31, 1999, 2000 and 2001                              F-5

Consolidated Statements of Cash Flows for the
   Years Ended January 31, 1999, 2000 and 2001                              F-6

Notes to Consolidated Financial Statements                                  F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Comverse Technology, Inc. Woodbury, New York

We have  audited  the  accompanying  consolidated  balance  sheets  of  Comverse
Technology,  Inc. and  subsidiaries  (the  "Company") as of January 31, 2000 and
2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of January 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/S/ Deloitte & Touche LLP

New York, New York
March 8, 2001

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2000 AND 2001
(In thousands, except share data)
--------------------------------------------------------------------------------

ASSETS                                                   2000            2001
------                                                   ----            ----

CURRENT ASSETS:
   Cash and cash equivalents                           $  342,535     $1,275,105
   Bank time deposits                                       9,800          3,000
   Short-term investments                                 429,254        457,735
   Accounts receivable, net                               266,203        359,317
   Inventories                                            101,728        115,799
   Prepaid expenses and other current assets               41,243         64,729
                                                       ----------     ----------
TOTAL CURRENT ASSETS                                    1,190,763      2,275,685
PROPERTY AND EQUIPMENT, net                               126,101        183,444
INVESTMENTS                                                19,749         96,870
OTHER ASSETS                                               36,234         69,265
                                                       ----------     ----------
TOTAL ASSETS                                           $1,372,847     $2,625,264
                                                       ==========     ==========

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                      2000             2001
------------------------------------                      ----             ----

CURRENT LIABILITIES:
   Accounts payable and accrued expenses               $  235,860     $  288,921
   Bank loans                                               1,160          4,066
   Advance payments from customers                         94,777        122,175
   Other current liabilities                                  662            144
                                                       ----------     ----------
TOTAL CURRENT LIABILITIES                                 332,459        415,306
CONVERTIBLE DEBENTURES                                    300,000        900,000
LIABILITY FOR SEVERANCE PAY                                 6,185          7,924
OTHER LIABILITIES                                           9,364         12,404
                                                       ----------     ----------
TOTAL LIABILITIES                                         648,008      1,335,634
                                                       ----------     ----------

MINORITY INTEREST                                              --         53,465
                                                       ----------     ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value--authorized,
      2,500,000 shares; issued, none
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 155,776,298 and
       168,643,623 shares                                  15,577         16,864
   Additional paid-in capital                             424,075        692,014
   Retained earnings                                      282,764        520,144
   Accumulated other comprehensive income                   2,423          7,143
                                                       ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                724,839      1,236,165
                                                       ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $1,372,847     $2,625,264
                                                       ==========     ==========



                See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JANUARY 31, 1999, 2000 AND 2001
(In thousands, except per share data)
--------------------------------------------------------------------------------


                                          January 31,  January 31,   January 31,
                                             1999         2000          2001
                                             ----         ----          ----

Sales                                      $708,805     $909,667     $1,225,058
Cost of sales                               288,113      352,748        460,630
                                           --------     --------     ----------
Gross margin                                420,692      556,919        764,428

Operating expenses:
   Research and development, net            134,201      169,816        232,198
   Selling, general and administrative      157,106      193,996        259,607
   Royalties and license fees                16,552       18,841         22,028
   Merger expenses                               --        2,016         15,971
                                           --------     --------     ----------

   Income from operations                   112,833      172,250        234,624

   Interest and other income, net             8,315       16,595         33,339
                                           --------     --------     ----------

Income before income tax provision          121,148      188,845        267,963
Income tax provision                         11,783       15,698         18,827
                                           --------     --------     ----------

Net income                                 $109,365     $173,147     $  249,136
                                           ========     ========     ==========
Earnings per share:
     Basic                                 $   0.81     $   1.19     $     1.54
                                           ========     ========     ==========
     Diluted                               $   0.75     $   1.08     $     1.39
                                           ========     ========     ==========


                See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 1999, 2000 AND 2001
(In thousands, except share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated Other
                                                                                                Comprehensive Income
                                                Common Stock                                  -----------------------
                                          -------------------------    Additional              Unrealized  Cumulative      Total
                                           Number of         Par        Paid-in      Retained     Gains    Translation Stockholders'
                                            Shares          Value       Capital      Earnings  (Losses)    Adjustment      Equity

BALANCE, JANUARY 31, 1998                 131,961,174     $  13,196     $ 225,707    $  2,709    $  641       $ 489     $  242,742

Comprehensive income:
Net income                                                                            109,365
Unrealized gain on available-for-
      sale securities                                                                             2,874
Translation adjustment                                                                                        (367)
Total comprehensive income                                                                                                 111,872
Warrant exercise                            1,299,000           130          (130)                                              --
Common stock issued for employee
   stock purchase plan                        210,666            21         2,277                                            2,298
Exercise of stock options                   5,792,064           579        33,364                                           33,943
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 1999                 139,262,904        13,926       261,218     112,074     3,515         122        390,855

Comprehensive income:
Net income                                                                            173,147
Unrealized (loss) on available-for-sale
     securities                                                                                    (397)
Translation adjustment                                                                                         (817)
Total comprehensive income                                                                                                 171,933
Warrant exercises                           1,746,635           175          (175)                                              --
Common stock issued for acquisitions        1,371,216           137           930                                            1,067
Retained earnings of acquired companies                                               (2,457)                               (2,457)
Common stock issued for employee
   stock purchase plan                        377,016            38         5,514                                            5,552
Exercise of stock options                   5,477,611           547        44,464                                           45,011
Conversion of debentures                    7,540,916           754       112,079                                          112,833
Tax benefit of dispositions of
   stock options                                                               45                                               45
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2000                 155,776,298        15,577       424,075     282,764     3,118        (695)       724,839

Comprehensive income:
Net income                                                                            249,136
Unrealized gain on available-for-sale
     securities                                                                                   4,408
Translation adjustment                                                                                          312
Total comprehensive income                                                                                                 253,856
Change in year-end of pooled company                                                    (705)                                 (705)
Common stock issued for acquisitions        5,746,220           575        10,498                                           11,073
Retained earnings of acquired companies                                              (11,051)                              (11,051)
Common stock issued for employee
     stock purchase plan                      131,452            13         9,842                                            9,855
Exercise of stock options                   6,989,653           699       100,840                                          101,539
Issuance of subsidiary shares                                             145,958                                          145,958
Tax benefit of dispositions of
   stock options                                                              801                                              801
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2001                 168,643,623     $  16,864     $ 692,014    $520,144    $7,526       $(383)    $1,236,165
                                         ============     =========     =========    ========    ======       =====     ==========



                                          See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1999, 2000 AND 2001
(In thousands)

------------------------------------------------------------------------------------------------------------
                                                                 January 31,    January 31,      January 31,
                                                                    1999           2000             2001
                                                                    ----           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 109,365       $ 173,147       $   249,136
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization                                  22,106          34,969            53,196
     Asset write-downs and impairments                                  --              --             7,399
     Changes in assets and liabilities:
       Accounts receivable                                        (112,456)        (68,024)          (92,039)
       Inventories                                                  15,723         (53,085)          (16,915)
       Prepaid expenses and other current assets                    (5,735)         (3,055)          (22,464)
       Accounts payable and accrued expenses                        58,789          49,117            52,165
       Advance payments from customers                              16,371          48,114            26,325
       Liability for severance pay                                    (143)          1,847             1,729
       Other                                                          (398)         (5,680)          (14,041)
                                                                 ---------       ---------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          103,622         177,350           244,491
                                                                 ---------       ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and sales (purchases) of bank time deposits
     and investments, net                                           24,257        (377,613)          (94,452)
   Purchase of property and equipment                              (25,632)        (85,638)          (97,337)
   Capitalization of software development costs                     (9,120)        (12,482)          (15,489)
                                                                 ---------       ---------       -----------
NET CASH USED IN INVESTING ACTIVITIES                              (10,495)       (475,733)         (207,278)
                                                                 ---------       ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of debentures                        292,672              --           588,429
   Proceeds from issuance of common stock in connection
     with exercise of stock options, warrants, and
     employee stock purchase plan                                   36,241          50,563           111,394
   Proceeds from issuance of common stock of subsidiary                 --              --           195,231
   Net proceeds (repayments) of bank loans and other debt          (20,645)          3,064              (943)
                                                                 ---------       ---------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          308,268          53,627           894,111
                                                                 ---------       ---------       -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                401,395        (244,756)          931,324
CASH ACQUIRED IN POOLING OF INTERESTS TRANSACTIONS                      --           1,707             1,246
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       184,189         585,584           342,535
                                                                 ---------       ---------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 585,584       $ 342,535       $ 1,275,105
                                                                 =========       =========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                        $  14,169       $  20,329       $    14,665
                                                                 =========       =========       ===========
   Cash paid during the year for income taxes                    $   2,453       $     708       $     4,393
                                                                 =========       =========       ===========


                See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 1999, 2000 AND 2001
--------------------------------------------------------------------------------

1.   ORGANIZATION AND BUSINESS

     Comverse Technology, Inc. ("CTI" and, together with its subsidiaries, the "Company") was organized as a New York corporation in October 1984. The Company is engaged in the design, development, manufacture, marketing and support of special purpose computer and telecommunications systems and software for multimedia communications and information processing applications.


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

     Concentration of Credit Risk - Financial instruments which potentially expose the Company to concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in bank time deposits, money market funds placed with major banks and financial institutions, corporate commercial paper, corporate medium-term notes, and U.S. government obligations. Accounts receivable are generally diversified due to the number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. As of January 31, 2000 and 2001, the Company's allowance for doubtful accounts was approximately $29,319,000 and $23,755,000, respectively. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Property and Equipment - Property and equipment are carried at cost less accumulated depreciation and amortization. The Company depreciates its property and equipment on a straight-line basis over periods ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.

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

     Software Development Costs - Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers. Amortization expenses amounted to $3,649,000, $6,304,000 and $7,203,000 for the years ended January 31, 1999, 2000 and 2001, respectively.

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

     Net gains (losses) from foreign currency transactions, included in the consolidated statements of income, approximated $2,847,000, $(9,422,000) and $(646,000) for the years ended January 31, 1999, 2000 and 2001, respectively.

     The Company occasionally enters into foreign exchange forward contracts and options on foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. Any gain or loss on a foreign exchange contract which hedges a firm commitment is deferred until the underlying transaction is realized, at which time it is included in the consolidated statement of income. The Company may also purchase foreign exchange options which permit, but do not require, the Company to exchange foreign currencies at a future date with another party at a contracted exchange rate. To finance premiums paid on such options, from time to time the Company may also write offsetting options at exercise prices which limit, but do not eliminate, the effect of purchased options as a hedge. As of January 31, 2000 and 2001, the Company had no material outstanding foreign exchange contracts.

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

3.   RESEARCH AND DEVELOPMENT

     A significant portion of the Company's research and development operations are located in Israel where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. The Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. The Company accrues royalties to the OCS for the sale of products incorporating technology developed in these projects. In addition, under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The amounts reimbursed by the OCS for the years ended January 31, 1999, 2000 and 2001 were $16,732,000, $16,797,000 and $21,508,000, respectively.

4.   SHORT-TERM INVESTMENTS

     The   Company   classifies   all   of   its   short-term   investments   as
     available-for-sale    securities.   The   following   is   a   summary   of
     available-for-sale securities as of January 31, 2001:

                                                 Gross        Gross      Estimated
                                               Unrealized   Unrealized     Fair
                                     Cost        Gains        Losses       Value
                                   ----------------------------------------------
                                                   (In thousands)
     Corporate debt securities     $339,182     $   462     $  4,360     $335,284
     U.S. Government bonds           18,003         674           --       18,677
     U.S. Government
      agency bonds                   60,050           7            9       60,048
                                   --------     -------     --------     --------
     Total debt securities          417,235       1,143        4,369      414,009
                                   --------     -------     --------     --------

     Common stock                    28,072      10,561           --       38,633
     Mutual funds investing in
        U.S. government and
        agencies obligations          1,863          85           --        1,948
     Preferred stock                  2,863         282           --        3,145
                                   --------     -------     --------     --------
     Total equity securities         32,798      10,928           --       43,726
                                   --------     -------     --------     --------

                                   $450,033     $12,071     $  4,369     $457,735
                                   ========     =======     ========     ========

     The following is a summary of available-for-sale securities as of January 31, 2000:

                                                 Gross        Gross      Estimated
                                               Unrealized   Unrealized     Fair
                                     Cost        Gains        Losses       Value
                                   ----------------------------------------------
                                                   (In thousands)
     Corporate debt securities     $397,325     $  478      $    668     $397,135
     U.S. Government
            agency bonds              8,096         --           604        7,492
                                   --------     ------      --------     --------
     Total debt securities          405,421        478         1,272      404,627
                                   --------     ------      --------     --------

     Common stock                    14,336      5,010         1,670       17,676
     Mutual funds investing in
        U.S. government and
        agencies obligations          1,878         --            45        1,833
     Preferred stock                  4,211      1,565           658        5,118
                                   --------     ------      --------     --------
     Total equity securities         20,425      6,575         2,373       24,627
                                   --------     ------      --------     --------

                                   $425,846     $7,053      $  3,645     $429,254
                                   ========     ======      ========     ========

     During the year ended January 31, 2001, the gross realized gains on sales of securities totaled approximately $9,905,000, and the gross realized losses totaled approximately $8,394,000. During the year ended January 31, 2000, the gross realized gains on sales of securities totaled approximately $11,652,000, and the gross realized losses totaled approximately $4,613,000. During the year ended January 31, 1999, the gross realized gains on sales of securities totaled approximately $1,358,000, and the gross realized losses totaled approximately $5,472,000. The basis on which cost was determined in computing realized gain or loss is by the first-in, first-out method.

     The amortized cost and estimated fair value of debt securities at January 31, 2001, by contractual maturity, are as follows:

                                                                   Estimated
                                                      Cost        Fair Value
                                                      ----        ----------
                                                          (In thousands)

     Due in one year or less                         $321,834      $319,764
     Due after one year through three years            87,284        85,665
     Due after three years                              8,117         8,580
                                                     --------      --------

                                                     $417,235      $414,009
                                                     ========      ========

5.   INVENTORIES

     Inventories consist of:

                                                          January 31,
                                                          -----------
                                                   2000              2001
                                                   ----              ----
                                                        (In thousands)

     Raw materials                               $ 41,391          $ 49,014
     Work in process                               29,790            27,423
     Finished goods                                30,547            39,362
                                                 --------          --------

                                                 $101,728          $115,799
                                                 ========          ========

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                         January 31,
                                                   2000              2001
                                                   ----              ----
                                                        (In thousands)

     Fixtures and equipment                      $ 166,966       $ 242,922
     Land                                           26,029          27,569
     Software                                       18,315          24,293
     Transportation vehicles                         1,597           1,263
     Leasehold improvements                          7,640          11,832
                                                 ---------       ---------
                                                   220,547         307,879
     Less accumulated depreciation
            and amortization                       (94,446)       (124,435)
                                                 ---------       ---------

                                                 $ 126,101       $ 183,444
                                                 =========       =========

7.   OTHER ASSETS

     Other assets consist of:

                                                            January 31,
                                                        2000          2001
                                                        ----          ----
                                                          (In thousands)

     Software development costs,  net of
        accumulated amortization
        of $21,628 and $25,959                         $22,230      $28,325
     Debt issue costs, net of accumulated
        amortization of $1,404 and $3,157                5,703       15,784

     Other assets                                        8,301       25,156
                                                       -------      -------

                                                       $36,234      $69,265
                                                       =======      =======

8.   BUSINESS COMBINATIONS

     In July 2000, the Company acquired all of the outstanding stock of Loronix Information Systems, Inc. ("Loronix"), a company that develops software-based digital video recording and management systems for 1,994,806 shares of the Company's common stock and the assumption of options to purchase 370,101 shares of the Company's common stock. The combination was accounted for as a pooling of interests. For the six months ended June 30, 2000, Loronix had sales of approximately $18.1 million and a net loss, including merger related expenses, of approximately $2.3 million.

     The table below sets forth the separate and combined results of Comverse and Loronix for the fiscal years ended January 31, 1999 and 2000:

                                        CTI         Loronix      Combined
                                        ---         -------      --------
                                  (In thousands, except per share data amounts)

     January 31, 1999
     Sales                             $696,094    $ 12,711     $708,805
     Net income (loss)                 $111,527    $ (2,162)    $109,365
     Earnings per share - diluted      $   0.78                 $   0.75

     January 31, 2000
     Sales                             $872,190    $ 37,477     $909,667
     Net income                        $170,261    $  2,886     $173,147
     Earnings per share - diluted      $   1.07                 $   1.08


     The consolidated statement of income data combines the historical statement of income data of the Company for the fiscal years ended January 31, 1999 and 2000 with the historical statement of income data of Loronix for the fiscal years ended December 31, 1998 and 1999, respectively. Loronix's net loss for the period from July 1, 2000 through July 31, 2000 of approximately $705,000 has been excluded from the Company's consolidated statement of income for the year ended January 31, 2001 as a result of conforming fiscal years and has been included as an adjustment to retained earnings.

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

     In August 2000, the Company acquired all of the outstanding stock of Exalink Ltd., ("Exalink") a company specializing in router-based protocol gateways and applications software for the delivery of Internet-based services to all types of wireless devices, for 5,261,211 shares of the Company's common stock and the assumption of options and warrants to purchase 810,377 shares of the Company's common stock. The combination was accounted for as a pooling of interests. The Company did not restate prior financial statements for this acquisition due to immateriality and recorded the book value of the net assets of Exalink of approximately $(973,000) in the statement of stockholders' equity.

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

     In connection with the above acquisitions, the Company has charged $2,016,000 and $15,971,000, respectively, to operations in the years ended January 31, 2000 and 2001 for merger related charges. Such charges relate to the following:

     Asset write-downs and impairments (In thousands)

     Inventory                                                       $3,685
     Property and equipment                                           1,528
     Capitalized software costs                                       2,186
                                                                     ------
     Total asset write-downs and impairments                         $7,399
                                                                     ======

     In connection with the acquisitions in the year ended January 31, 2001, certain assets became impaired due to the existence of duplicative technology, property and equipment and inventory of the merged companies. Accordingly, these assets were written down to their net realizable value at the time of the merger.

     Professional fees and other direct merger expenses

     In connection with the acquisitions in the years ended in January 31, 2000 and 2001, the Company recorded a charge of $2,016,000 and $8,572,000, respectively, for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs in connection with the mergers, such as printing costs and filing fees.


9.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of:

                                                          January 31,
                                                    2000              2001
                                                    ----              ----
                                                         (In thousands)

     Accounts payable                             $ 76,546         $ 87,999
     Accrued salaries                               29,890           37,479
     Accrued vacation                               13,568           18,940
     Accrued royalties                              26,567           40,670
     Other accrued expenses                         89,289          103,833
                                                  --------         --------

                                                  $235,860         $288,921
                                                  ========         ========

10.  CONVERTIBLE DEBENTURES

     In November 2000, the Company issued $500,000,000 aggregate principal amount of its 1.50% convertible senior debentures due December 2005 (the "Debentures"). In December 2000, the Company issued an additional $100,000,000 of the Debentures as a result of the initial purchaser exercising in full their over-allotment option. The Debentures are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The Debentures are convertible, at the option of the holders, into shares of the Company's common stock at a conversion price of $116.325 per share, subject to adjustment in certain events; and are subject to redemption at any time on or after December 1, 2003, in whole or in part, at the option of the Company, at redemption prices (expressed as percentages of the principal amount) of 100.375% if redeemed during the twelve-month period beginning December 1, 2003, and 100% of the principal amount if redeemed thereafter. The Debenture holders may require the Company to repurchase the Debentures at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may pay the repurchase price in common stock.

     In June 1998, the Company issued $300,000,000 of convertible subordinated debentures bearing interest at 4.50% per annum, payable semi-annually. The debentures mature on July 1, 2005. The debentures are convertible into shares of the Company's common stock at a conversion price of $21.50 per share, subject to adjustment in certain events. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The debentures are redeemable at the option of the Company, in whole or in part, at prices decreasing from 101.8% of the principal amount on July 10, 2001 to par on July 10, 2003. The debenture holders may require the Company to repurchase the debentures at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company.

     In  October  1996,   the  Company   issued   $115,000,000   of  convertible
     subordinated debentures bearing interest at 5.75% per annum, payable semi-annually. In October 1999, the Company called these debentures for redemption. The debentures were converted into 7,540,916 shares of common stock.

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

     The Company is obligated under an agreement with its chief executive officer to provide a severance payment upon the termination of his employment with the Company. Approximately $1,925,000 and $2,270,000 has been accrued as of January 31, 2000 and 2001, respectively, relating to this liability.

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

     Issuance of Subsidiary Stock - In April 2000, a subsidiary of the Company, Ulticom, Inc. ("Ulticom"), issued 4,887,500 shares of its common stock in an initial public offering. As a result of the initial public offering, the Company's ownership interest in Ulticom was reduced to 80.4%. Proceeds from the offering, based on the offering price of $13.00 per share, totaled approximately $58,062,000, net of offering expenses. In October 2000, Ulticom issued an additional 2,843,375 shares of its common stock in a public offering. As a result of the public offering, the Company's ownership interest in Ulticom was reduced to 74.5%. Proceeds from the offering, based on the offering price of $50.00 per share, totaled approximately $137,169,000, net of offering expenses. The Company recorded a gain of approximately $145,854,000 which was recorded as an increase in stockholders' equity as a result of these issuances.

13.  STOCK OPTIONS

     Employee Stock Options - At January 31, 2001, 26,163,560 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 507,856 shares were available for future grant under Comverse's Stock Option Plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to four years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

     The changes in the number of options were as follows:

                                                     Year Ended January 31,
                                          -------------------------------------------
                                            1999            2000           2001
                                            ----            ----           ----
     Outstanding at beginning of year     25,184,797      21,243,496      23,810,758
     Options from pooling
            of interests transactions             --         224,758         820,882
     Granted during the year               2,788,526       8,589,990       9,306,315
     Exercised during the year            (5,792,064)     (5,477,611)     (6,989,653)
     Canceled, terminated and expired       (937,763)       (769,875)       (784,742)
                                         -----------     -----------     -----------

     Outstanding at end of year           21,243,496      23,810,758      26,163,560
                                         ===========     ===========     ===========

     At January 31, 2001, options to purchase an aggregate of 6,980,474 shares were vested and currently exercisable under the option plans and options to purchase an additional 19,183,086 shares vest at various dates extending through the year 2004.

     Weighted average option exercise price information was as follows:

                                                              Year Ended
                                                              January 31,
                                                      --------------------------
                                                        1999      2000    2001
                                                        ----      ----    ----

     Outstanding at beginning of year                 $ 8.64    $ 9.59    $22.14
     Assumed from pooling of interests                    --      3.16      3.21
     Granted during the year                           10.53     43.98     84.83
     Exercised during the year                          5.87      8.23     14.45
     Canceled, terminated and expired                  10.38     11.96     31.01
     Exercisable at year end                            6.87      9.05     14.73

     Significant option groups outstanding at January 31, 2001 and related weighted average price and life information were as follows:

                                        Weighted Average        Weighted                          Weighted
     Range of                Number        Remaining           Average            Number         Average
     Exercise Price        Outstanding  Contractual Life     Exercise Price     Exercisable    Exercise Price
     --------------        -----------  ----------------     --------------     -----------    --------------
     $0.01-$10.42           8,137,870         6.77             $    9.04          4,825,923       $    8.87
     $10.71-$46.50          8,678,003         8.15                 37.90          2,120,646           27.50
     $48.22-$84.74            404,526         8.89                 66.87             33,905           49.58
     $85.00-$119.69         8,943,161         9.77                 85.52                 --              --
                            ---------         ----             ---------          ---------       ---------

                           26,163,560         8.28             $   45.65          6,980,474       $   14.73
                           ==========         ====             =========          =========       =========

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced by approximately $29,261,000, $45,239,000 and $87,112,000 or $0.20, $0.27 and $0.47 per
     diluted share for the years ended January 31, 1999, 2000 and 2001, respectively. The weighted average fair value of the options granted for the years ended January 31, 1999, 2000 and 2001, respectively, is estimated at $5.51, $21.54 and $50.38 on the date of grant (using the Black-Scholes option pricing model) with the following weighted average assumptions for the years ended January 31, 1999, 2000 and 2001, respectively: volatility of 56%, 56% and 65%; risk-free interest rate of 4.7%, 5.9% and 5.5%; and an expected life of 5.0, 4.1 and 4.9 years.

     Options on Subsidiary Shares - In accordance with the requirements of his employment agreement, the chief executive officer of the Company holds options to acquire up to 7.5% of the shares of certain subsidiaries, other than Comverse Network Systems, Inc. In addition, the Company has granted options to certain other employees to acquire shares of certain subsidiaries, other than Comverse Network Systems, Inc. Such option issuances are not tied to the performance of the subsidiaries, but are intended to incentivize employees in the units for which they have direct responsibility. The portion of the shares of the subsidiaries upon which such options have been granted varies among the subsidiaries affected, not exceeding in any instance 20% of the shares outstanding assuming exercise in full. The options have terms of up to 15 years and become exercisable and vest over various periods ranging up to seven years from the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by a committee of the Board of Directors.

14.  WARRANTS

     In November 1995, the Company entered into an agreement to supply its products to a customer. Pursuant to this agreement, the Company issued warrants to purchase shares of its common stock at an exercise price of $7.18 per share. The warrants vest in five equal annual increments, commencing with the first anniversary of the date of grant, and remain exercisable for 30 months after first becoming exercisable. As of January 31, 2001, warrants to purchase 1,914,432 shares are outstanding and exercisable. In February 2001 all such warrants were exercised.

15.  EMPLOYEE STOCK PURCHASE PLAN

     Under the 1997 Employee Stock Purchase Plan ("ESPP"), all employees who had completed three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The number of shares available under the ESPP is 2,000,000, of which 719,134 had been issued as of January 31, 2001.

16.  EARNINGS PER SHARE ("EPS")

     Basic earnings per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings per share for the years ended January 31, 1999, 2000 and 2001 was as follows:

                                     January 31, 1999                 January 31, 2000                 January 31, 2001
                               -----------------------------   ------------------------------    -----------------------------
                                                     Per Share                       Per Share                       Per Share
                                 Income    Shares     Amount    Income    Shares      Amount     Income    Shares      Amount
                                                           (In thousands, except per share data)
     Basic EPS
     Net Income                $109,365    134,389    $0.81    $173,147    145,889     $1.19    $249,136    161,496     $1.54
                                                      =====                            =====                            =====
     Effect of Dilutive
          Securities
     Options and warrants                   11,050                          13,905                          14,514
     Convertible debentures                                      19,399     19,192                14,552    13,954
                               --------    -------    -----    --------    -------     -----    --------    -------     -----

     Diluted EPS               $109,365    145,439    $0.75    $192,546    178,986     $1.08    $263,688    189,964     $1.39
                               ========    =======    =====    ========    =======    ======    ========    =======     =====

     Debentures convertible into 21,494,472 weighted average shares and 1,059,855 weighted average shares were outstanding as of January 31, 1999 and January 31, 2001, respectively, but were not included in the computation of diluted EPS because the effect of including them would not be dilutive.

17.  INTEREST AND OTHER INCOME, NET

     Interest and other income, net, consists of the following:

                                                Year Ended January 31,
                                            1999          2000        2001
                                            ----          ----         ----
                                                       (In thousands)

          Interest and dividend income     $25,552      $36,872      $63,607
          Interest expense                 (16,141)     (19,423)     (18,031)
          Other, net                        (1,096)        (854)     (12,237)
                                          --------     --------     --------
                                            $8,315      $16,595      $33,339
                                          ========     ========     ========

18.  INCOME TAXES

     The provision for income taxes consists of the following:

                                            Year Ended January 31,
                                     1999            2000            2001
                                     ----            ----            ----
                                               (In thousands)

     Current:
       Federal                      $     --           $171         $1,507
       State                             127            769            844
       Foreign                        11,664         14,743         16,698
                                    --------       --------       --------

                                      11,791         15,683         19,049
                                    --------       --------       --------

     Deferred (benefit):
       Federal                          (430)           (49)           (37)
       State                              13              5            (88)
       Foreign                           409             59            (97)
                                    --------       --------       --------

                                          (8)            15           (222)
                                    --------       --------       --------

                                     $11,783        $15,698        $18,827
                                    ========       ========       ========

     The reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:

                                                  Year Ended January 31,
                                                1999       2000       2001
                                                ----       ----       ----

     U.S. Federal statutory rate                 35%        35%        35%
     Consolidated worldwide income
          in excess of U.S. income              (38)       (36)       (38)
     Foreign income taxes                         9          8          6
     Other                                        4          1          4
                                                ---        ---        ---
     Company's effective tax rate                10%         8%         7%
                                                ===        ===        ===

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset and liability at January 31, 2000 and 2001 is as follows:

                                                                January 31,
                                                            2000            2001
                                                            ----            ----
                                                                (In thousands)
     Deferred tax liability:
       Expenses deductible for tax purposes and
         not for financial reporting purposes              $     722     $      --
       Unrealized gain on available-for-sale securities        1,154         2,785
                                                           ---------     ---------
                                                           $   1,876     $   2,785
                                                           =========     =========
     Deferred tax asset:
       Reserves not currently deductible                   $  19,690     $  14,173
       Tax loss carryforwards                                105,378       198,135
       Inventory capitalization                                  504           512
                                                           ---------     ---------
                                                             125,572       212,820
     Less: valuation allowance                              (123,335)     (209,452)
                                                           ---------     ---------

           Total deferred tax asset                        $   2,237     $   3,368
                                                           =========     =========

     At January 31, 2001, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $534.2 million, which begin to expire in 2012 through 2032.

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

     Service Enabling Network Software Products - Interconnect the complex circuit switching, database and messaging systems and manage the number, routing and billing information of communication networks. These products also enable voice and data networks to interoperate, or converge, allowing service providers to offer such converged network services as voice over the Internet and Internet call waiting. This segment represents the Company's Ulticom subsidiary.

     Business Intelligence Through Intelligent Recording Products - Support the voice, fax, data and video recording and analysis activities of call centers and a variety of other commercial and governmental organizations and supports the monitoring, recording, surveillance, and information gathering and analysis activities of law enforcement and intelligence agencies.

     All Other - Includes other miscellaneous operations.

     The table below presents information about operating income/loss and segment assets as of and for the years ended January 31, 2000 and 2001:

                                                   Service
                                      Enhanced     Enabling        Business
                                      Services      Network      Intelligence
                                      Platform     Software        Recording        All           Reconciling      Consolidated
                                      Products     Products        Products        Other             Items            Totals
                                    -------------------------------------------------------------------------------------------
                                                                          (In thousands)
     Year Ended
     January 31, 2000

     Sales                           $  755,597     $ 25,831     $ 115,551         $ 19,494      $    (6,806)        $  909,667

     Operating Income
            (Loss)                   $  191,086     $  2,809     $  (9,530)        $ (2,043)     $   (10,072)        $  172,250

     Total Assets                    $  694,872     $ 17,794     $  99,183         $ 39,512      $   521,486         $1,372,847


     Year Ended
     January 31, 2001

     Sales                           $1,032,860     $ 47,441     $ 139,252         $ 15,233      $    (9,728)        $1,225,058

     Operating Income
          (Loss)                     $  251,748     $  8,356     $  (5,963)(1)     $ (1,955)     $   (17,562)(2)     $  234,624

     Total Assets                    $1,041,622     $232,187     $ 118,484         $ 80,571      $ 1,152,400         $2,625,264

     (1) Operating income, excluding merger expenses of $10,909,000, would have been $4,946,000.

     (2)  Includes merger related expenses of $5,062,000.

     Reconciling items consist of the following:

          Sales - elimination of intersegment revenues.

          Operating Income (Loss) - elimination of intersegment operating income and corporate operations.

          Total Assets - elimination of intersegment receivables and unallocated corporate assets.

     Historical operating information could not be reasonably restated for prior years based on the Company's new operating structure. Historical condensed operating information based on geographical regions for the year ended and January 31, 1999 was as follows:

                                      United
                                      States          Israel            Other         Eliminations         Total
                                      ------          ------            -----         ------------         -----
                                                                 (In thousands)
     Year Ended
     January 31, 1999

     Sales                          $ 354,407         $ 407,809         $ 33,510         $(86,921)        $ 708,805
     Costs and expenses              (379,890)         (274,218)         (31,009)          89,145          (595,972)
                                    ---------         ---------         --------         --------         ---------
     Operating income (loss)        $ (25,483)        $ 133,591         $  2,501         $  2,224         $ 112,833
                                    =========         =========         ========         ========         =========

     Sales by country, based on end-user location, as a percentage of total sales, for the years ended January 31, 1999, 2000 and 2001 were as follows:

                                                     January 31,
                                          1999          2000           2001
                                          ----          ----           ----

     United States                        27%            24%            25%
     Germany                              11             10             11
     Other foreign                        62             66             64
                                         ---            ---            ---
     Total                               100%           100%           100%
                                         ===            ===            ===

     No customer accounted for 10% or more of sales for the years ended January 31, 1999, January 31, 2000 or January 31, 2001.

     Long-lived assets by country of domicile consist of:

                                                      January 31,
                                               2000                2001
                                               ----                ----
                                                     (In thousands)

     United States                            $ 72,494             $182,473
     Israel                                     95,275              142,569
     Other                                      10,570                8,625
                                              --------             --------

                                              $178,339             $333,667
                                              ========             ========

20.  COMMITMENTS AND CONTINGENCIES

     Leases - The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $15,168,000, $22,500,000 and $28,304,000 in the years ended
     January 31, 1999, 2000 and 2001, respectively.

     As of January 31, 2001, the minimum annual rent obligations of the Company were approximately as follows:

            Twelve Months Ended
                January 31,                                         Amount
                -----------                                     (In thousands)
                                                                --------------
                    2002                                         $    32,521
                    2003                                              32,005
                    2004                                              30,308
                    2005                                              28,305
               2006 and thereafter                                    47,150
                                                                 -----------

                                                                 $   170,289
                                                                 ===========

     Employment Agreements - The Company is obligated under employment contracts with its chief executive officer to provide salary, bonuses, insurance and fringe benefits through January 31, 2004. Minimum salary payments under the contracts currently amount to $642,000 per year. The executive is entitled to annual bonuses equal to at least 2.75% of the Company's consolidated after-tax net income during each year, determined without regard to acquisition-related expenses and charges. Following termination or expiration of the term of employment, the executive is entitled to receive a severance payment equal to $124,025 times the number of years from the beginning of his employment with the Company, the amount of which payment increases at the rate of 10% per annum compounded for each year of employment following December 31, 2000, plus continued fringe benefits for three years and insurance coverage for up to 10 years. If the executive's employment is terminated by the Company without "cause", or by the executive for "good reason" (as those terms are defined in the agreement), the executive is entitled to additional payments attributable to the salary, bonus and the monetary equivalence of other benefits which he otherwise would have expected to receive for a period of three years or the balance of the agreement term, whichever is longer. If such termination occurs following a change in control of the Company, the required additional payment is three times the executive's annual salary and bonus, and the executive is additionally entitled to the accelerated vesting of all retirement benefits and stock options, and payments sufficient to reimburse any associated excise tax liability and income tax resulting from such reimbursement. The agreements also provide for the executive to receive options entitling him to purchase 7-1/2% of the equity of Comverse's subsidiaries, other than Comverse Network Systems, Inc., at prices equal to the higher of the book value of the underlying shares at the date of option grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors. These options, as well as any options granted the executive under the Company's stock option or stock incentive plans, become fully vested, exercisable and nonforfeitable in the event of a change in control of the Company, the termination of the executive's employment by the Company without cause or by the executive for good reason, or the executive's death or disability. Insurance benefits include life insurance providing cumulative death benefits of approximately $40,000,000, including amounts provided under a split dollar arrangement through which the Company is to be reimbursed premiums from the benefit payments or cash surrender value.

     Most other employment agreements of the Company are terminable with or without cause with prior notice of 90 days or less. In certain instances, the termination of employment agreements without cause entitles the employees to certain benefits, including acceleration of the vesting of stock options and severance payments of as much as one year's compensation.

     Licenses and Royalties - The Company licenses certain technology, "know-how" and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements entered into in connection with research and development financing. The Company currently pays royalties on a substantial portion of its product sales in varying amounts based upon the revenues attributed to the various components of such products. Royalties typically range up to 6% of net sales of the related products and, in the case of royalties due to government funding sources in respect of research and development projects, are required to be paid until the funding organization has received total royalties ranging from 100% to 150% of the amounts received by the Company under the approved project budgets.

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

     Investments - In 1997, wholly-owned subsidiaries of Comverse and Quantum Industrial Holdings Ltd. organized two new companies to make investments primarily relating to Israel, including investments in high technology ventures. Each participant committed a total of $37,500,000 to the capital of the new companies, for use as suitable investment opportunities are identified. Quantum Industrial Holdings Ltd. is the principal direct investment vehicle of the Quantum Group, a group of investment funds managed by Soros Fund Management LLC. As of January 31, 2000 and 2001, the Company has invested approximately $11,300,000 and $22,640,000 respectively, related to these ventures which are included in the caption "Investments" in the accompanying balance sheets. In addition, the Company has committed $28,035,000 to various companies, ventures and funds which may be called at the option of the investee.

     Guaranties - The Company has obtained bank guaranties primarily for performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $39,982,000 at January 31, 2001, are to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 2001.

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

                                                                             January 31,
                                                     ----------------------------------------------------------
                                                               2000                            2001
                                                               ----                            ----
                                                     Carrying        Estimated         Carrying       Estimated
                                                      Amount        Fair Value          Amount       Fair Value
                                                      ------        ----------          ------       ----------
                                                                            (In thousands)
     Liabilities:
       Convertible debentures                        $300,000        $1,313,400        $900,000        $2,307,000

     Off-balance sheet financial instruments:
     Foreign exchange forward contracts and
       options used for hedging purposes             $     --        $       --        $     --        $       --

     Cash and Cash Equivalents, Bank Time Deposits, Short-Term Investments, Accounts Receivable, Investments, and Accounts Payable - The carrying amounts of these items are a reasonable estimate of their fair value.

     Convertible Debentures and Foreign Exchange Forward Contracts - The fair value of these securities is estimated based on quoted market prices or recent sales for those or similar securities.

     The fair value estimates presented herein are based on pertinent information available to management as of January 31, 2001. Such amounts have not been comprehensively revalued for purposes of these financial statements since January 31, 2001, and current estimates of fair value may differ significantly from the amounts presented herein.

22.  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective February 1, 2001. The adoption of SFAS 133 will not have a material effect on the Company's operations or financial position.

23.  QUARTERLY INFORMATION (UNAUDITED)

     The following table shows selected results of operations for each of the quarters during the years ended January 31, 2000 and 2001:

                                                                     Fiscal Quarter Ended
                                April 30,   July 31,     Oct. 31,    Jan. 31,    April 30,   July 31,    Oct. 31,    Jan. 31
                                  1999        1999         1999        2000        2000       2000         2000       2001
                                  ----        ----         ----        ----        ----       ----         ----       ----
                                                               (In thousands, except per share amounts)
 Sales                           $207,897    $216,810    $232,893    $252,067    $268,469    $292,070    $317,966    $346,553
 Gross profit                     125,936     132,971     142,970     155,042     166,418     182,081     198,942     216,987
 Net income                        36,192      41,023      44,035      51,897      56,206      51,703      64,362      76,865

 Diluted earnings per share      $   0.24    $   0.26    $   0.27    $   0.30    $   0.32    $   0.30    $   0.35    $   0.41
                                 ========    ========    ========    ========    ========    ========    ========    ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMVERSE TECHNOLOGY, INC.
                                     (Registrant)


April 26, 2001                    By: S/ Kobi Alexander
                                      -----------------------------------------
                                         Kobi Alexander, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


S/ Kobi Alexander                                             April 26, 2001
------------------------------------
Kobi Alexander,
Chairman of the Board and
Chief Executive Officer; Director


S/ David Kreinberg                                            April 26, 2001
------------------------------------
David Kreinberg,
Chief Financial Officer


S / Zvi Alexander                                             April 26, 2001
------------------------------------
Zvi Alexander, Director


S / Itsik Danziger                                            April 26, 2001
------------------------------------
Itsik Danziger, President; Director


S / John H. Friedman                                          April 26, 2001
------------------------------------
John H. Friedman, Director


S/ Francis E. Girard                                          April 26, 2001
------------------------------------
Francis E. Girard, Director


S/ Sam Oolie                                                  April 26, 2001
------------------------------------
Sam Oolie, Director


S/ William F. Sorin                                           April 26, 2001
------------------------------------
William F. Sorin, Director


S/ Shaula A. Yemini                                           April 26, 2001
------------------------------------
Dr. Shaula A. Yemini, Director