Form 10-Q
period 2001-04-30
COMVERSE TECHNOLOGY INC/NY/
filed 2001-06-13
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2001

                                       or

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

                              [X] Yes        [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of June 6, 2001 was 171,386,757.


                            Page 1 of 21 Total Pages
                       (Exhibit Index Appears on Page 19)

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.           Financial Statements.

                                                                         Page
                                                                         ----

    1.            Condensed Consolidated Balance Sheets as
                  of January 31, 2001 and April 30, 2001                   3

    2.            Condensed Consolidated Statements of Income
                  for the Three Month Periods Ended April 30, 2000
                  and April 30, 2001                                       4

    3.            Condensed Consolidated Statements of Cash
                  Flows for the Three Month Periods Ended
                  April 30, 2000 and April 30, 2001                        5

    4.            Notes to Condensed Consolidated Financial
                  Statements                                               6


ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.          10






                            Page 2 of 21 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
------
                                                                               JANUARY 31,                  APRIL 30,
                                                                                  2001*                       2001
                                                                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                              $     1,275,105                $     1,358,689
   Bank time deposits and short-term investments                                  460,735                        383,294
   Accounts receivable, net                                                       359,317                        390,546
   Inventories                                                                    115,799                        103,074
   Prepaid expenses and other current assets                                       64,729                         67,668
                                                                          ---------------                ---------------
TOTAL CURRENT ASSETS                                                            2,275,685                      2,303,271
PROPERTY AND EQUIPMENT, net                                                       183,444                        187,850
INVESTMENTS                                                                        96,870                        100,491
OTHER ASSETS                                                                       69,265                         71,786
                                                                          ---------------                ---------------
TOTAL ASSETS                                                              $     2,625,264                $     2,663,398
                                                                          ===============                ===============

-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                  $       288,921                $       263,104
   Advance payments from customers                                                122,175                        101,616
   Other current liabilities                                                        4,210                          4,531
                                                                          ---------------                ---------------
TOTAL CURRENT LIABILITIES                                                         415,306                        369,251
CONVERTIBLE DEBENTURES                                                            900,000                        900,000
LIABILITY FOR SEVERANCE PAY                                                         7,924                         10,454
OTHER LIABILITIES                                                                  12,404                         12,453
                                                                          ---------------                ---------------
TOTAL LIABILITIES                                                               1,335,634                      1,292,158
                                                                          ---------------                ---------------

MINORITY INTEREST                                                                  53,465                         55,855
                                                                          ---------------                ---------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 168,643,623 and 171,119,637 shares                    16,864                         17,112
   Additional paid-in capital                                                     692,014                        704,945
   Retained earnings                                                              520,144                        599,100
   Accumulated other comprehensive income                                           7,143                         (5,772)
                                                                          ---------------                ---------------
TOTAL STOCKHOLDERS' EQUITY                                                      1,236,165                      1,315,385
                                                                          ---------------                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     2,625,264                $     2,663,398
                                                                          ===============                ===============


    *The Condensed Consolidated Balance Sheet as of January 31, 2001 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.


                            Page 3 of 21 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED
                                                                    APRIL 30,                  APRIL 30,
                                                                       2000*                     2001

Sales                                                              $     268,469          $     365,037
Cost of sales                                                            102,051                136,438
                                                                   -------------          -------------
Gross margin                                                             166,418                228,599

Operating expenses:
      Research and development, net                                       50,717                 70,198
      Selling, general and administrative                                 56,512                 78,189
      Royalties and license fees                                           4,880                  6,184
                                                                   -------------          -------------

      Income from operations                                              54,309                 74,028

      Interest and other income, net                                       6,545                 10,380
                                                                   -------------          -------------


Income before income tax provision                                        60,854                 84,408
Income tax provision                                                       4,648                  5,452
                                                                   -------------          -------------

Net income                                                         $      56,206          $      78,956
                                                                   =============          =============

Earnings per share:
      Basic                                                        $        0.36          $        0.46
                                                                   =============          =============
      Diluted                                                      $        0.32          $        0.43
                                                                   =============          =============


* Restated for pooling of interests with Loronix Information Systems, Inc.

   The accompanying notes are an integral part of these financial statements.



                            Page 4 of 21 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                          APRIL 30,              APRIL 30,
                                                                            2000*                  2001
Cash flows from operating activities:
      Net cash from operations after adjustment
         for non-cash items                                            $      66,984          $      93,405
      Changes in assets and liabilities:
      Accounts receivable                                                    (22,123)               (31,229)
      Inventories                                                            (23,001)                12,725
      Prepaid expenses and other current assets                               (8,202)                (2,458)
      Accounts payable and accrued expenses                                   (7,313)               (25,817)
      Liability for severance pay                                              1,845                  2,530
      Other                                                                   10,353                (19,115)
                                                                       -------------          -------------
Net cash provided by operating activities                                     18,543                 30,041
                                                                       -------------          -------------

Cash flows from investing activities:
      Maturities and sales (purchases) of bank time deposits
        and investments, net                                                  (6,950)                61,204
      Purchases of property and equipment                                    (12,365)               (15,535)
      Increase in software development costs                                  (3,588)                (5,405)
                                                                       --------------         -------------
Net cash provided by (used in) investing activities                          (22,903)                40,264
                                                                       --------------         -------------

Cash flows from financing activities:
      Net proceeds (repayments) of bank loans and other debt                   2,215                    100
      Proceeds from issuance of common stock                                  10,031                 13,179
      Proceeds from issuance of common stock of subsidiary                    58,062                      -
                                                                       -------------          -------------
Net cash provided by financing activities                                     70,308                 13,279
                                                                       -------------          -------------

Net increase in cash and cash equivalents                                     65,948                 83,584
Cash and cash equivalents, beginning of period                               342,535              1,275,105
                                                                       -------------         --------------
Cash and cash equivalents, end of period                               $     408,483         $    1,358,689
                                                                       =============         ==============


* Restated for pooling of interests with Loronix Information Systems, Inc.


   The accompanying notes are an integral part of these financial statements.


                            Page 5 of 21 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


           BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2001. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year.

           In July 2000, the Company consummated a merger with Loronix Information Systems, Inc., a Nevada corporation, ("Loronix"). The merger with Loronix has been accounted for as a pooling of interests. This report presents the financial information of the Company, as of and for the three month period ended April 30, 2001. The financial information for the 2000 period combines the financial information of the Company as of and for the three month period ended April 30, 2000 with the financial information of Loronix as of and for the three month period ended March 31, 2000.

           INVENTORIES. The composition of inventories at January 31, 2001 and April 30, 2001 is as follows:

                              JANUARY 31,                       APRIL 30,
                                 2001                             2001
                                             (In thousands)

       Raw materials         $      49,014                   $      44,616
       Work in process              27,423                          25,969
       Finished goods               39,362                          32,489
                             -------------                   -------------
                             $     115,799                   $     103,074
                             =============                   =============

           RESEARCH AND DEVELOPMENT EXPENSES. The Company has historically supported a portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the three month period ended April 30, 2001, reimbursement from funding agencies amounted to $5,667,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties."

           EARNINGS PER SHARE. For the three month periods ended April 30, 2000 and 2001, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The assumed conversion of the 1.50% convertible senior debentures issued in November and December 2000 was not dilutive for the three month period ended April 30, 2001. The shares used in the computations are as follows:


                            Page 6 of 21 Total Pages

                                            THREE MONTHS ENDED
                               APRIL 30, 2000               APRIL 30, 2001
                                             (In thousands)

        Basic                      157,163                    170,747
        Diluted                    186,237                    193,850


           COMPREHENSIVE INCOME. For the three month periods ended April 30, 2000 and 2001, total comprehensive income was $57,968,000 and $66,041,000, respectively. The elements of comprehensive income include net income, unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

           CONVERTIBLE DEBENTURES. In November and December 2000, the Company issued $600,000,000 aggregate principal amount of its 1.50% convertible senior debentures due December 2005 (the "Debentures"). The Debentures are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The Debentures are convertible, at the option of the holders, into shares of the Company's common stock at a conversion price of $116.325 per share, subject to adjustment in certain events; and are subject to redemption at any time on or after December 1, 2003, in whole or in part, at the option of the Company, at redemption prices (expressed as percentages of the principal amount) of 100.375% if redeemed during the twelve-month period beginning December 1, 2003, and 100% of the principal amount if redeemed thereafter. The Debenture holders may require the Company to repurchase the Debentures at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may pay the repurchase price in common stock.

           In June 1998, the Company issued $300,000,000 of convertible subordinated debentures bearing interest at 4.50% per annum, payable semi-annually. In June 2001, the Company called these debentures for redemption. The debentures are convertible into approximately 13,954,000 shares of the Company's common stock at a conversion price of $21.50 per share.

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

           ACQUISITIONS. In July 2000, the Company acquired all of the outstanding stock of Loronix, a company that develops software-based digital video recording and management systems, for 1,994,806 shares of the Company's


                            Page 7 of 21 Total Pages
common stock and the assumption of options to purchase 370,101 shares of the Company's common stock. The combination was accounted for as a pooling of interests.

           Unaudited pro forma consolidated statement of income data for the three month period ended April 30, 2000 is as follows:

                                           CTI                    LORONIX                COMBINED
                                           ---                    -------                --------
                                                (In thousands, except per share data amounts)
  APRIL 30, 2000
  Sales                                $      261,282           $     7,187           $      268,469
  Net income (loss)                    $       56,405           $      (199)          $       56,206
  Earnings per share - diluted         $         0.33                                 $         0.32


           The unaudited pro forma consolidated statement of income data combines the statement of income data of the Company for the three month period ended April 30, 2000 with the statement of income data of Loronix for the three month period ended March 31, 2000.

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

           All Other - Includes other miscellaneous operations.

           The table below presents information about operating income/loss and segment assets as of and for the three month periods ended April 30, 2000 and 2001:

                            Page 8 of 21 Total Pages

                                                     Service
                                 Enhanced            Enabling          Business
                                 Services            Network           Intelligence
                                 Platform            Software          Recording          All        Reconciling      Consolidated
                                 Products            Products          Products          Other          Items          Totals
                           --------------------------------------------------------------------------------------------------------
                                                                         (In thousands)
THREE MONTHS ENDED APRIL 30, 2000:

 Sales                        $      228,678      $      8,826      $     29,595    $     3,948    $      (2,578)   $      268,469
 Operating Income
        (Loss)                $       56,241      $      1,333      $         22    $      (317)   $      (2,970)   $       54,309
 Total Assets                 $      756,838      $     77,710      $    100,844    $    44,748    $     539,660    $    1,519,800


THREE MONTHS ENDED APRIL 30, 2001:

 Sales                        $      313,346      $     17,033      $     34,558    $     2,460   $       (2,360)   $      365,037
 Operating Income
        (Loss)                $       71,585      $      3,834      $         85    $      (569)  $         (907)   $       74,028
 Total Assets                 $    1,122,147      $    238,412      $    113,049    $    83,253   $    1,106,537    $    2,663,398



           Reconciling items consist of the following:

             Sales - elimination of intersegment revenues.
             Operating Income (Loss) - elimination of intersegment operating income and corporate operations.
             Total Assets - elimination of intersegment receivables and unallocated corporate assets.


        EFFECT OF NEW ACCOUNTING PRONOUNCEMENT. In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's operations or financial position.


                            Page 9 of 21 Total Pages

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.


RESULTS OF OPERATIONS
---------------------

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


THREE MONTH PERIOD ENDED APRIL 30, 2001
COMPARED TO THREE MONTH PERIOD ENDED APRIL 30, 2000

           Sales. Sales for the three month period ended April 30, 2001 increased by approximately $96.6 million, or 36%, compared to the three month period ended April 30, 2000. This increase is primarily attributable to an increase in sales of enhanced services platform ("ESP") products of approximately $85.6 million. Such increase was principally due to increased sales to European and American customers. In addition, sales of business intelligence recording products and service enabling network software products increased by approximately $5.0 million and $7.5 million, respectively.

           Cost of Sales. Cost of sales for the three month period ended April 30, 2001 increased by approximately $34.4 million, or 34%, as compared to the three month period ended April 30, 2000. The increase in cost of sales is primarily attributable to increased materials and overhead costs of approximately $21.4 million due to the increase in sales, increased personnel-related costs of approximately $9.6 million due to hiring of additional personnel and increased compensation and benefits for existing personnel, increased travel-related costs of approximately $2.1 million and an increase in depreciation and amortization costs of approximately $0.8 million. Gross margins increased from approximately 62.0% in the three month period ended April 30, 2000 to approximately 62.6% in the three month period ended April 30, 2001.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three month period ended April 30, 2001 increased by approximately $21.7 million, or 38%, compared to the three month period ended April 30, 2000, and as a percentage of sales increased from


                            Page 10 of 21 Total Pages
approximately 21.0% in the three month period ended April 30, 2000 to approximately 21.4% in the three month period ended April 30, 2001. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the increased level of sales during the three month period ended April 30, 2001.

           Research and Development. Net research and development expenses for the three month period ended April 30, 2001 increased by approximately $19.5 million, or 38%, compared to the three month period ended April 30, 2000 due to overall growth of research and development operations and the initiation of significant new research and development projects. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the higher volume of research and development activities.

           Royalties and License Fees. Royalties and license fees for the three month period ended April 30, 2001 increased by approximately $1.3 million, or 27%, compared to the three month period ended April 30, 2000. The increase was primarily a result of the growth in sales of royalty bearing products.

           Income Tax Provision. Provision for income taxes for the three month period ended April 30, 2001 increased by approximately $0.8 million, or 17%, compared to the three month period ended April 30, 2000 due to increased pre-tax income. The overall effective tax rate decreased from approximately 7.6% in the three month period ended April 30, 2000 to approximately 6.5% in the three month period ended April 30, 2001. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Net Income. Net income increased by approximately $22.8 million, or 40%, in the three month period ended April 30, 2001 compared to the three month period ended April 30, 2000, while as a percentage of sales increased from approximately 21% in the three month period ended April 30, 2000 to approximately 22% in the three month period ended April 30, 2001. The increase resulted primarily from the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at April 30, 2001 and January 31, 2001 was approximately $1,934.0 million and $1,860.4 million, respectively.

           Operations for the three month periods ended April 30, 2001 and 2000, after adding back non-cash items, provided cash of approximately $93.4 million and $67.0 million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $63.4 million and $48.4 million, respectively. This resulted in cash provided by operating activities of approximately $30.0 million and $18.5 million, respectively.


                            Page 11 of 21 Total Pages

           Investment activities for the three month periods ended April 30, 2001 and 2000 provided (used) cash of approximately $40.3 million and ($22.9) million, respectively. These amounts include (i) additions to property and equipment in the three month periods ended April 30, 2001 and 2000 of approximately $15.5 million and $12.4 million, respectively; (ii) maturities and sales (purchases) of bank time deposits and investments, net, of approximately $61.2 million and ($7.0) million, respectively; and (iii) capitalization of software development costs of approximately $5.4 million and $3.6 million, respectively.

           Financing activities for the three month periods ended April 30, 2001 and 2000 provided cash of approximately $13.3 million and $70.3 million, respectively. These amounts include (i) proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and employee stock purchase plan in the three month periods ended April 30, 2001 and 2000 of approximately $13.2 million and $10.0 million, respectively; (ii) net proceeds (repayments) of bank loans and other debt of approximately $0.1 million and $2.2 million, respectively; and (iii) net proceeds from the issuance of common stock of a subsidiary in connection with an initial public offering in the 2000 period of approximately $58.1 million.

           As of April 30, 2001, the Company had outstanding convertible debentures of $900 million. In June 2001, the Company called for redemption its $300 million convertible subordinated debentures bearing interest at 4.50% per annum, payable semi-annually, issued in June 1998. The debentures are convertible into approximately 13,954,000 shares of the Company's common stock at a conversion price of $21.50 per share.

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


CERTAIN TRENDS AND UNCERTAINTIES

           The Company's future operating results and financial condition may be adversely affected should current conditions of general economic weakness continue. Revenues from the Company's business intelligence products are currently being adversely affected by reductions in capital expenditures by end-users. The Company's revenues from telecommunications systems and software


                            Page 12 of 21 Total Pages
may be adversely affected by the slowdown in infrastructure purchases by telecommunications services providers exhibited in recent periods, and by declines in technology expenditures in general, if such conditions continue. In addition, the severe recent decline in the public trading prices of equity securities, particularly in the technology and telecommunications sectors, and potential corresponding decline in values of privately-held companies and venture capital funds in which the Company has invested, may adversely affect the Company's financial results and costs of operations.

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


                            Page 13 of 21 Total Pages

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

           The Company has historically derived a significant portion of its sales and operating profit from contracts for large system installations with major customers. The Company continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The Company believes that opportunities for large installations will continue to grow in both its commercial and government markets, and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such


                            Page 14 of 21 Total Pages
orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

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

           These programs and tax benefits may not be continued in the future at the current levels or at any level, and the availability of such benefits may be affected by budgetary constraints resulting from adverse economic conditions. The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company currently pays royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues), to the Government of Israel for repayment of benefits received under a conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade, a program in which the Company has regularly participated and under which it continues to receive significant benefits through reimbursement of up to 50% of qualified research and development expenditures. Such royalty payments are required to be made until the government has been reimbursed the amounts received by the Company plus, for amounts received under projects approved by the Office of the Chief Scientist after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect at the time of approval. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Israeli authorities have also indicated that this funding program will be further


                            Page 15 of 21 Total Pages
reduced significantly or eliminated in the future, particularly for larger companies such as the Company. The termination or reduction of these programs could adversely affect the Company's operating results.

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

           The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments, and has made significant venture capital investments, both directly and through private investment funds. Such investments subject the Company to the risks inherent in the capital markets generally, and to the performance of other businesses over which it has no direct control. Given the relatively high proportion of the Company's liquid assets relative to its overall size, the results of its operations in the future will reflect, to a greater extent than in the past, the results of the Company's capital management and investment activities and the risks associated with those activities. Declines in the public equity markets have caused, and may be expected to continue to cause, the Company to experience realized and unrealized


                            Page 16 of 21 Total Pages
investment losses. In addition, while the Company's interest and other income has benefited from the positive spread between the fixed interest it pays on its outstanding indebtedness and interest earned on the investment of its cash balances, reduction in prevailing interest rates due to economic conditions or government policies can be expected to have an adverse impact on the Company's results of operations.

           The Company has benefited from the long-term rise in the public trading price of its shares in various ways, including its ability to use equity incentive arrangements as a means of attracting and retaining the highly qualified employees necessary for the growth of its business and its ability to raise capital on relatively attractive conditions. The recent decline in the price of the Company's shares, and the overall decline in equity prices generally, and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to rely on equity incentive arrangements as a means to recruit and retain talented employees, and may limit the ability of the Company to raise capital on terms as advantageous to the Company as in the past. The Company's ability to attract and retain employees may also be affected by recent cost control actions, including staff reductions announced by the Company in April 2001 and associated charges of up to $9 million, which will be recorded in the three month period ended July 31, 2001.

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

           The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its annual report to shareholders, in its proxy statements, in its press


                            Page 17 of 21 Total Pages
releases, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

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


MARKET RISK DISCLOSURES

           Refer to Item 7A in the Company's Annual Report on Form 10-K for a discussion about the Company's exposure to market risks.








                            Page 18 of 21 Total Pages

                                     PART II

                                Other Information
                                -----------------


ITEM 6.      Exhibits and Reports on Form 8-K.
             --------------------------------

(a)          Exhibit Index.
             -------------

             Item
             Number            Exhibit                                 Page
             ------            -------                                 ----

               11.             Statement re computation of
                               per share earnings.                       21


(b)          Reports on Form 8-K.
             -------------------

             The registrant filed a Current Report on Form 8-K on April 12, 2001, reporting the date for its annual shareholders' meeting.












                            Page 19 of 21 Total Pages

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMVERSE TECHNOLOGY, INC.


Dated: June 11, 2001                      /S/ Kobi Alexander
                                          ------------------------------------
                                          Kobi Alexander
                                          Chairman of the Board
                                            and Chief Executive Officer


Dated: June 11, 2001                      /S/ David Kreinberg
                                          ------------------------------------
                                          David Kreinberg
                                          Vice President of Finance
                                            and Chief Financial Officer






                              Page 20 of 21 Total Pages