Form 10-Q
period 2001-07-31
COMVERSE TECHNOLOGY INC/NY/
filed 2001-09-14
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2001

                                       or

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

                                                     [X] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of September 5, 2001 was 185,491,250.


                            Page 1 of 26 Total Pages

                                     PART I

                              Financial Information


ITEM 1. Financial Statements.

                                                                        Page
                                                                        ----

    1.          Condensed Consolidated Balance Sheets as
                of January 31, 2001 and July 31, 2001                      3

    2.          Condensed Consolidated Statements of Income
                for the Three and Six Month Periods
                Ended July 31, 2000 and July 31, 2001                      4

    3.          Condensed Consolidated Statements of Cash
                Flows for the Six Month Periods Ended
                July 31, 2000 and July 31, 2001                            5

    4.          Notes to Condensed Consolidated Financial
                Statements                                                 6


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                     12






                            Page 2 of 26 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

ASSETS
                                                                               January 31,              July 31,
                                                                                  2001*                   2001
                                                                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $   1,275,105             $    1,374,117
   Bank time deposits and short-term investments                                 460,735                    396,661
   Accounts receivable, net                                                      359,317                    441,574
   Inventories                                                                   115,799                     80,678
   Prepaid expenses and other current assets                                      64,729                     66,577
                                                                           -------------             --------------
TOTAL CURRENT ASSETS                                                           2,275,685                  2,359,607
PROPERTY AND EQUIPMENT, net                                                      183,444                    191,710
INVESTMENTS                                                                       96,870                     99,028
OTHER ASSETS                                                                      69,265                     68,118
                                                                           -------------             --------------
TOTAL ASSETS                                                               $   2,625,264             $    2,718,463
                                                                           =============             ==============

----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $     288,921             $      303,868
   Advance payments from customers                                               122,175                     71,552
   Other current liabilities                                                       4,210                      4,377
                                                                           -------------             --------------
TOTAL CURRENT LIABILITIES                                                        415,306                    379,797
CONVERTIBLE DEBENTURES                                                           900,000                    600,000
LIABILITY FOR SEVERANCE PAY                                                        7,924                     10,487
OTHER LIABILITIES                                                                 12,404                     12,266
                                                                           -------------             --------------
TOTAL LIABILITIES                                                              1,335,634                  1,002,550
                                                                           -------------             --------------

MINORITY INTEREST                                                                 53,465                     60,753
                                                                           -------------             --------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 168,643,623 and 185,459,948 shares                   16,864                     18,546
   Additional paid-in capital                                                    692,014                  1,004,113
   Retained earnings                                                             520,144                    627,084
   Accumulated other comprehensive income                                          7,143                      5,417
                                                                           -------------             --------------
TOTAL STOCKHOLDERS' EQUITY                                                     1,236,165                  1,655,160
                                                                           -------------             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   2,625,264             $    2,718,463
                                                                           =============             ==============

           *The Condensed Consolidated Balance Sheet as of January 31,
               2001 has been summarized from the Company's audited
                   Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.



                            Page 3 of 26 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                              Six months ended                 Three months ended
                                                          July 31,         July 31,         July 31,         July 31,
                                                            2000             2001             2000             2001
Sales                                                    $ 560,539        $ 710,127        $ 292,070        $ 345,090
Cost of sales                                              212,040          277,727          109,989          141,289
                                                         ---------        ---------        ---------        ---------
Gross margin                                               348,499          432,400          182,081          203,801

Operating expenses:
     Research and development, net                         105,845          145,188           55,128           74,990
     Selling, general and administrative                   118,217          159,174           61,705           80,985
     Royalties and license fees                             10,207           11,546            5,327            5,362
     Non-recurring expenses                                 11,623            8,875           11,623            8,875
                                                         ---------        ---------        ---------        ---------

     Income from operations                                102,607          107,617           48,298           33,589

     Interest and other income (expense), net               13,950            6,959            7,405           (3,421)
                                                         ---------        ---------        ---------        ---------

Income before income tax provision                         116,557          114,576           55,703           30,168
Income tax provision                                         8,648            7,636            4,000            2,184
                                                         ---------        ---------        ---------        ---------

Net income                                               $ 107,909        $ 106,940        $  51,703        $  27,984
                                                         =========        =========        =========        =========

Earnings per share:
     Basic                                               $    0.68        $    0.62        $    0.33        $    0.16
                                                         =========        =========        =========        =========
     Diluted                                             $    0.62        $    0.59        $    0.30        $    0.15
                                                         =========        =========        =========        =========



The accompanying notes are an integral part of these financial statements.


                            Page 4 of 26 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                       Six months ended
                                                                  July 31,          July 31,
                                                                    2000              2001
Cash flows from operating activities:
     Net cash from operations after adjustment
        for non-cash items                                      $   144,809      $   136,894
     Changes in assets and liabilities:
     Accounts receivable                                            (39,306)         (82,257)
     Inventories                                                    (17,804)          35,121
     Prepaid expenses and other current assets                      (11,351)          (1,377)
     Accounts payable and accrued expenses                            6,798           14,947
     Liability for severance pay                                      1,905            2,563
     Other                                                           16,042          (41,186)
                                                                -----------      -----------
Net cash provided by operating activities                           101,093           64,705
                                                                -----------      -----------

Cash flows from investing activities:
     Maturities and sales (purchases) of bank time deposits
       and investments, net                                          (2,357)          59,799
     Purchases of property and equipment                            (37,254)         (31,613)
     Increase in software development costs                          (7,418)         (11,235)
                                                                -----------      -----------
Net cash provided by (used in) investing activities                 (47,029)          16,951
                                                                -----------      -----------

Cash flows from financing activities:
     Net proceeds (repayments) of bank loans and other debt          (3,878)            (229)
     Proceeds from issuance of common stock                          24,012           17,585
     Proceeds from issuance of common stock of subsidiary            58,062                -
                                                                -----------      -----------
Net cash provided by financing activities                            78,196           17,356
                                                                -----------      -----------

Net increase in cash and cash equivalents                           132,260           99,012
Cash acquired in pooling of interests transactions                      105                -
Cash and cash equivalents, beginning of period                      342,535        1,275,105
                                                                -----------      -----------
Cash and cash equivalents, end of period                        $   474,900      $ 1,374,117
                                                                ===========      ===========


   The accompanying notes are an integral part of these financial statements.



                            Page 5 of 26 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



                  Basis of Presentation. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2001. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and six month periods ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year.

                  Inventories. The composition of inventories at January 31 and July 31, 2001 is as follows:

                                       January 31,                 July 31,
                                          2001                      2001
                                                  (In thousands)

                  Raw materials       $    49,014                $    43,632
                  Work in process          27,423                     17,593
                  Finished goods           39,362                     19,453
                                      -----------                -----------
                                      $   115,799                $    80,678
                                      ===========                ===========


                  Research and Development Expenses. The Company has historically supported a portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the three month and six month periods ended July 31, 2001, reimbursement from funding agencies amounted to $1,516,000 and $7,183,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties."



                            Page 6 of 26 Total Pages

                  Earnings Per Share. For the three month and six month periods ended July 31, 2000 and 2001, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The assumed conversion of the 1.50% convertible senior debentures was not dilutive for the three month and six month periods ended July 31, 2001. The assumed conversion of the 4.50% convertible subordinated debentures was not dilutive for the period prior to conversion for the three month period ended July 31, 2001. The conversion of the 4.50% convertible subordinated debentures is assumed as of the beginning of the six month period ended July 31, 2001 through the date of redemption. The shares used in the computations are as follows:


                                 Six months ended          Three months ended
                                     July 31,                    July 31,
                                2000        2001           2000          2001
                                              (In thousands)

                  Basic       157,730     172,592        158,177        174,406
                  Diluted     186,098     193,084        186,008        181,242


                  Comprehensive Income. Total comprehensive income was $51,290,000 and $39,173,000, respectively, for the three month periods ended July 31, 2000 and July 31, 2001, and $109,258,000 and $105,214,000,
respectively, for the six month periods, ended July 31, 2000 and July 31, 2001. The elements of comprehensive income include net income, unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

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


                            Page 7 of 26 Total Pages

         In June 1998, the Company issued $300,000,000 of convertible subordinated debentures bearing interest at 4.50% per annum, payable semi-annually. In June 2001, the Company called these debentures for redemption. The debentures were converted into 13,953,462 shares of the Company's common stock.

                  Issuance of Subsidiary Stock. In April 2000, a subsidiary of the Company, Ulticom, Inc. ("Ulticom"), issued 4,887,500 shares of its common stock in an initial public offering. Proceeds from the offering, based on the offering price of $13.00 per share, totaled approximately $58,062,000, net of offering expenses. In October 2000, Ulticom issued an additional 2,843,375 shares of its common stock in a public offering. Proceeds from the offering, based on the offering price of $50.00 per share, totaled approximately $137,169,000, net of offering expenses. The Company recorded a gain of approximately $145,854,000 which was recorded as an increase in stockholders' equity as a result of these issuances. As of July 31, 2001, the Company's ownership interest in Ulticom was approximately 72.5%.

                  Workforce Reduction. During the three months ended July 31, 2001 the Company reduced its workforce. As a result of this workforce reduction the Company recorded a charge of $8,875,000 to operations for severance and other related costs in the three month period ended July 31, 2001.

                  Acquisitions. In July 2000, the Company acquired all of the outstanding stock of Loronix Information Systems, Inc. ("Loronix"), a company that develops software-based digital video recording and management systems, for 1,994,806 shares of the Company's common stock and the assumption of options to purchase 370,101 shares of the Company's common stock. The combination was accounted for as a pooling of interests.

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

             In connection with the above acquisitions, the Company charged $11,623,000 to operations in the three month and six month periods ended July 31, 2000 for merger related expenses. Such expenses relate to the following:

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


                            Page 8 of 26 Total Pages

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

       Professional fees and other direct merger expenses
       --------------------------------------------------

         In connection with the above acquisitions in the three month and six month periods ended July 31, 2000, the Company recorded a charge of $4,224,000 for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs, in connection with the mergers, such as printing costs and filing fees.

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

         Signaling Enabling Network Software Products - Interconnect the complex circuit switching, database and messaging systems and manage the number, routing and billing information of communication networks. These products also enable voice and data networks to interoperate, or converge, allowing service providers to offer such converged network services as voice over the Internet and Internet call waiting. This segment represents the Company's Ulticom subsidiary.

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

         All Other - Includes other miscellaneous operations.

         The table below presents information about operating income/loss and segment assets as of and for the three month and six month periods ended July 31, 2000 and 2001:

                           Enhanced         Service        Business
                           Services        Enabling      Intelligence
                           Platform        Software        Recording        All     Reconciling   Consolidated
                           Products        Products        Products        Other       Items        Totals
                      -------------------------------------------------------------------------------------------
                                                          (In thousands)
Three Months Ended July 31, 2000:

Sales                   $    246,642      $   10,591     $   33,593   $    4,272    $    (3,028)  $    292,070
Operating Income
       (Loss)           $     60,729      $    1,720     $(10,183)(1) $       33    $ (4,001)(2)  $     48,298


                            Page 9 of 26 Total Pages


Three Months Ended July 31, 2001:

Sales                   $    295,357      $   17,926     $   32,017   $    2,295    $    (2,505)  $    345,090
Operating Income
       (Loss)           $     32,215(3)   $    4,231     $ (1,107)(4) $      127    $    (1,877)  $     33,589

Six Months Ended July 31, 2000:

Sales                   $    475,320      $   19,417     $   63,188   $    8,220    $    (5,606)  $    560,539
Operating Income
       (Loss)           $    116,970      $    3,053     $(10,161)(1) $     (284)   $  (6,971)(2) $    102,607

Six Months Ended July 31, 2001:

Sales                   $    608,703      $   34,959     $   66,575   $    4,755    $    (4,865)  $    710,127
Operating Income
       (Loss)           $    103,800(3)   $    8,065     $ (1,022)(4) $     (442)   $    (2,784)  $    107,617

Total Assets:

July 31, 2000           $    852,448      $   79,456     $  105,005   $   63,125    $   506,622   $  1,606,656

July 31, 2001           $  1,200,436      $  243,206     $  111,205   $   79,065    $ 1,084,551   $  2,718,463


       (1) Operating income, excluding non-recurring expenses of $10,909,000, would have been $726,000 and $748,000, respectively, in the three month and six month periods ended July 31, 2000.
       (2)   Includes non-recurring expenses of $714,000.
       (3) Operating income, excluding non-recurring expenses of $7,711,000, would have been $39,926,000 and $111,511,000, respectively, in the three month and six month periods ended July 31, 2001.
       (4) Operating income, excluding non-recurring expenses of $1,164,000, would have been $57,000 and $142,000, respectively, in the three month and six month periods ended July 31, 2001.

        Reconciling items consist of the following:

        Sales - elimination of intersegment revenues.
        Operating Income (Loss) - elimination of intersegment operating income and corporate operations.
        Total Assets - elimination of intersegment receivables and unallocated corporate assets.

         Effect of New Accounting Pronouncements. In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered


                            Page 10 of 26 Total Pages
derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's operations or financial position.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. The Statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and is to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.



                            Page 11 of 26 Total Pages

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


Six Month and Three Month Periods Ended July 31, 2001
Compared to Six Month and Three Month Periods Ended July 31, 2000

         Sales. Sales for the six month and three month periods ended July 31, 2001 increased by approximately $149.6 million (27%) and $53.0 million (18%), respectively, compared to the six month and three month periods ended July 31, 2000. This increase is primarily attributable to an increase in sales of enhanced services platform ("ESP") products in the six month and three month periods ended July 31, 2001 of approximately $134.0 million and $48.4 million, respectively. Such increase was principally due to increased sales to European and American customers. In addition, sales of multimedia digital monitoring systems and network signaling software products increased (decreased) by approximately $3.6 million and $15.0 million, respectively, in the six month period and approximately ($1.4) million and $7.6 million, respectively, in the three month period.

         Cost of Sales. Cost of sales for the six month and three month periods ended July 31, 2001 increased by approximately $65.7 million (31%) and $31.3 million (28%), respectively, as compared to the six month and three month periods ended July 31, 2000. The increase in cost of sales in the six month and three month periods ended July 31, 2001 is primarily attributable to (i) increased materials and overhead costs of approximately $41.7 million and $20.3 million, respectively, due to the increase in sales, (ii) increased personnel-related costs of approximately $19.6 million and $10.0 million, respectively, due to hiring of additional personnel and increased compensation and benefits for existing personnel, and (iii) increased travel-related costs of approximately $2.8 million and $0.7 million, respectively. Gross margins as a percentage of sales for the six month and three month periods ended July 31, 2001 decreased to approximately 60.9% and 59.1%, respectively, from approximately 62.2% and 62.3%, respectively, in the corresponding 2000 periods.



                            Page 12 of 26 Total Pages

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six month and three month periods ended July 31, 2001 increased by approximately $41.0 million (35%) and $19.3 million (31%), respectively, compared to the six month and three month periods ended July 31, 2000, and as a percentage of sales for the six month and three month periods ended July 31, 2001 increased to approximately 22.4% and 23.5%, respectively, from approximately 21.1% in each of the corresponding 2000 periods. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the increased level of sales.

         Research and Development. Net research and development expenses for the six month and three month periods ended July 31, 2001 increased by approximately $39.3 million (37%) and $19.9 million (36%), respectively, as compared to the six month and three month periods ended July 31, 2000 due to overall growth of research and development operations, the initiation of significant new research and development projects and lower rates of reimbursement of research and development expenses under incentive programs sponsored by the Israeli government. The increase reflects both the cost of additional personnel and increased compensation and benefits for existing personnel to support the higher volume of research and development activities.

         Royalties and License Fees. Royalties and license fees for the six month and three month periods ended July 31, 2001 increased by approximately $1.3 million (13%) and $35,000 (1%), respectively, as compared to the six month and three month periods ended July 31, 2000. The increase was primarily a result of the growth in sales of royalty bearing products.

       Non-Recurring Expenses. During the three months ended July 31, 2001 the Company reduced its workforce. As a result of this workforce reduction the Company recorded a charge of $8,875,000 to operations for severance and other related costs in the three month period ended July 31, 2001.

         In July 2000, the Company acquired all of the outstanding stock of Loronix, a company that develops software-based digital video recording and management systems, and all of the outstanding stock of Syborg, a company that develops software-based digital voice and internet recording and workforce management systems. These combinations were accounted for as pooling of interests.

         In connection with the above acquisitions, the Company has charged to operations $11,623,000 in the six month and three month periods ended July 31, 2000 for merger related charges. Such charges relate to the following:

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



                            Page 13 of 26 Total Pages

         Professional fees and other direct merger expenses
         --------------------------------------------------

         In connection with the acquisitions in the 2000 period, the Company recorded a charge of $4,224,000, respectively, for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs, in connection with the mergers, such as printing costs and filing fees.

         Interest and Other Income (Expense), Net. Interest and other income, net, for the six month and three month periods ended July 31, 2001 decreased by approximately $7.0 million and $10.8 million, respectively, as compared to the six month and three month periods ended July 31, 2000. The principal reasons for the decrease in the six month and three month periods ended July 31, 2001 are increased interest expense of approximately $4.1 million and $1.6 million, respectively, decreased equity in the earnings of affiliates and the change in foreign currency gains/losses of approximately $26.6 million and $17.1 million, respectively. In addition, during the three month period ended July 31, 2001 the Company recorded a non-recurring charge of $14.9 million for the write-down of certain of its investments due to an other than temporary decline in their value. These decreases were partially offset, in the six month and three month periods, by increased interest and dividend income of approximately $16.8 million and $5.7 million, respectively, and increased realized gains on the Company's investments of approximately, $21.6 million and $16.2 million. In November and December 2000 the Company issued $600 million 1.50% convertible senior debentures, resulting in increased interest expense in the six month and three month periods ended July 31, 2001 and increased interest and dividend income from the investment of the proceeds of such debentures.

         Income Tax Provision. Provision for income taxes for the six month and three month periods ended July 31, 2001 decreased by approximately $1.0 million (12%) and $1.8 million (45%), respectively, as compared to the six month and three month periods ended July 31, 2000 due to decreased pre-tax income. The overall effective tax rate decreased from approximately 7.4% during the six month period ended July 31, 2000 to approximately 6.7% during the six month period ended July 31, 2001 and was 7.2% in each of the three month periods ended July 31, 2001 and 2000. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

         Net Income. Net income for the six month and three month periods ended July 31, 2001 decreased by approximately $1.0 million (1%) and $23.7 million (46%), respectively, as compared to the six month and three month periods ended July 31, 2000, and as a percentage of sales decreased from approximately 19.3% in the six month period ended July 31, 2000 to approximately 15.1% in the six month period ended July 31, 2001 and from approximately 17.7% in the three month period ended July 31, 2000 to 8.1% in the three month period ended July 31, 2001. The changes resulted primarily from the factors described above.



                            Page 14 of 26 Total Pages

Liquidity and Capital Resources

         The Company's working capital at July 31, 2001 and January 31, 2001 was approximately $1,979.8 million and $1,860.4 million, respectively.

         Operations for the six month periods ended July 31, 2001 and 2000, after adding back non-cash items, provided cash of approximately $136.9 million and $144.8 million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $72.2 million and $43.7 million, respectively. This resulted in cash provided by operating activities of approximately $64.7 million and $101.1 million, respectively.

         Investment activities for the six month periods ended July 31, 2001 and 2000 provided (used) cash of approximately $17.0 million and ($47.0) million, respectively. These amounts include (i) additions to property and equipment in the six month periods ended July 31, 2001 and 2000 of approximately $31.6 million and $37.3 million, respectively; (ii) maturities and sales (purchases) of bank time deposits and investments, net, of approximately $59.8 million and ($2.4) million, respectively; and (iii) capitalization of software development costs of approximately $11.2 million and $7.4 million, respectively.

         Financing activities for the six month periods ended July 31, 2001 and 2000 provided cash of approximately $17.4 million and $78.2 million, respectively. These amounts include (i) proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and employee stock purchase plan in the six month periods ended July 31, 2001 and 2000 of approximately $17.6 million and $24.0 million, respectively; (ii) net proceeds (repayments) of bank loans and other debt of approximately ($0.2) million and ($3.9) million, respectively; and (iii) net proceeds from the issuance of common stock of a subsidiary in connection with an initial public offering in the 2000 period of approximately $58.1 million.

         As of July 31, 2001, the Company had outstanding convertible debentures of $600 million. In June 2001, the Company called for redemption its $300 million convertible subordinated debentures bearing interest at 4.50% per annum, payable semi-annually, issued in June 1998. The debentures were converted into 13,953,462 shares of the Company's common stock.

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


                            Page 15 of 26 Total Pages

         The Company's liquidity and capital resources have not been, and are not anticipated to be, materially affected by restrictions pertaining to the ability of its foreign subsidiaries to pay dividends or by withholding taxes associated with any such dividend payments.


Certain Trends and Uncertainties

         The Company's operating results and financial condition have been, and will continue to be, adversely affected by current global conditions of general economic weakness, and in particular by the severe decline in capital expenditures by telecommunications services providers worldwide, and by declines in technology purchases and capital expenditures in general. These factors have made it much more difficult for the Company to accurately forecast future revenues and operating results. In addition, the severe recent decline in the public trading prices of equity securities, particularly in the technology and telecommunications sectors, and potential corresponding decline in values of privately-held companies and venture capital funds in which the Company has invested, have, and may continue to have, an adverse impact on the Company's financial results and costs of operations.

         The Company's business is particularly dependent on the strength of the telecommunications industry. The telecommunications industry has been affected not only by the current global economic weakness, but also by circumstances peculiar to the industry, such as the high costs and large debt positions incurred by some telecommunications services providers to expand capacity and enable the provision of future services, including the cost of acquisitions of licenses to provide future broadband services. Telecommunications services providers have announced reductions in actual or planned expenditures to expand or replace equipment and delays or reductions in the deployment of services, and a large number of telecommunications equipment providers have announced reductions in actual and projected revenues and deterioration in actual and projected operating results. A number of telecommunications services providers, including certain customers of the Company, have indicated the existence of conditions of excess capacity in certain markets, and have delayed the planned introduction of new services, such as broadband mobile telephone services, that would be supported by certain of the Company's products. In addition, certain of the Company's customers have implemented changes in procurement practices and procedures, including limitations on purchases in anticipation of estimated future capacity requirements, and in the management of the use of their networks, that have had an adverse affect on the Company's sales and order backlog, and on the ability of the Company to project future sales. The continuation and/or exacerbation of those trends will have an adverse effect on the Company's future results. In addition to loss of potential revenue, weakness in the telecommunications industry may affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for vendor financing, by delays in customer payments, and by price reductions instituted by competitors to retain or acquire market share.

         The Company's current plan of operations is predicated in part on a recovery in capital expenditures by its customers. In the absence of such improvement, the Company would experience further deterioration in its operating results, and may determine to modify its plan for future operations accordingly.


                            Page 16 of 26 Total Pages

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

         The market for the Company's business intelligence and monitoring systems has also been affected by weakness in general economic conditions, delays or reductions in customers' purchases of capital equipment and uncertainties relating to government expenditure programs. Sales of the Company's business intelligence systems to customers in the private sector, such as contact centers, have been and will continue to be adversely affected by current general economic conditions and delays in planned capital expenditures by enterprise customers. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market for monitoring systems, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development


                            Page 17 of 26 Total Pages
resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

         The Company has historically derived a significant portion of its sales and operating profit from contracts for large system installations with major customers. The Company continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The Company intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of orders for such systems. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

         A significant portion of the Company's research and development and manufacturing operations are located in Israel. While the Company's operations in Israel have not been disrupted at any time in the past, increased tensions in the Middle East and growing incidence of terrorism and acts of violence could affect the Company's operations in the future.

         The Company's costs of operations have at times been affected by increases in the cost of its operations in Israel, resulting both from appreciation of the Israeli shekel relative to the United States dollar in certain periods and devaluation of the Israeli shekel at rates insufficient to offset cost increases in others, and from increases in the cost of attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the availability of such personnel has at times been severely limited. Changes in these cost factors have from time to time been significant and difficult to predict, and could in the future have a material adverse effect on the Company's results of operations.

         The Company's historical operating results reflect substantial benefits it has received from programs sponsored by the Israeli government for the support of research and development, as well as tax moratoriums and favorable tax rates associated with investments in approved projects ("Approved Enterprises") in Israel. These programs and tax benefits may not be continued in the future at the current levels or at any level, and the availability of such benefits to the Company may be affected by a number of factors, including


                            Page 18 of 26 Total Pages
budgetary constraints resulting from adverse economic conditions, government policies and the Company's ability to satisfy eligibility criteria.

         The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company has regularly participated in a conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade under which it has received significant benefits through reimbursement of up to 50% of qualified research and development expenditures. The Company expects that the amount of reimbursement available to it under this program will be lower in the future. The Company currently pays royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues), to the Government of Israel for repayment of benefits received under this program. Such royalty payments are required to be made until the government has been reimbursed the amounts received by the Company plus, for amounts received under projects approved by the Office of the Chief Scientist after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Israeli authorities have also indicated that this funding program may be reduced significantly or eliminated in the future, particularly for larger companies such as the Company. The termination or reduction of these programs could adversely affect the Company's operating results.

         The Company's overall effective tax rate benefits from the tax moratorium provided by the Government of Israel for Approved Enterprises undertaken in that country. The Company's effective tax rate is expected to increase due to the increased proportion of its taxable income associated with activities in higher tax jurisdictions, and by the relative ages of the Company's eligible investments in Israel. The tax moratorium on income from the Company's Approved Enterprise investments made prior to 1997 is four years, whereas subsequent Approved Enterprise projects are eligible for a moratorium of only two years. Reduced tax rates apply in each case for certain periods thereafter. To be eligible for these tax benefits, the Company must continue to meet conditions, including making specified investments in fixed assets and financing a percentage of investments with share capital. If the Company fails to meet such conditions in the future, the tax benefits would be canceled and the Company could be required to refund the tax benefits already received. Recently, the government announced a proposal to impose additional limitations on the tax benefits associated with Approved Enterprise projects for certain categories of taxpayers, which would include the Company, although it has not submitted legislation to the Israeli Parliament. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in, or take advantage of, those programs, the cost of the Company's operations in Israel would increase and there could be a material adverse effect on the Company's operations and financial results.


                            Page 19 of 26 Total Pages

         The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The risk of currency instability is increased by prevailing conditions of economic weakness in a number of world markets, and the potential for recession. The Company has, and anticipates that it will continue to receive, significant contracts denominated in foreign currencies, particularly the euro. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of significant changes in currency rates during the contract period. Since it is the Company's practice to hedge the exchange rate risks associated with contracts denominated in foreign currencies only to a limited extent, if at all, its operating results have been and may in the future be negatively affected to a material extent by the impact of currency fluctuations. Operating results may also be affected by the cost of such hedging activities that the Company does undertake.

         The Company operates in industries characterized by the existence of a large number of patents and frequent allegations of patent infringement. Defending and resolving infringement allegations against the Company could be time consuming and expensive, result in a substantial diversion of management resources, cause product delays or force the Company to enter into unfavorable license agreements. The Company has agreed to indemnify customers should it be determined that its products infringe on the proprietary rights of third parties. Litigation resulting on behalf of the Company's customers may be costly and may require the Company to obtain licenses which, if not obtained, could affect its customers' ability to use the Company's products.

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


                              Page 20 of 26 Total Pages

         The Company has benefited from the long-term rise in the public trading price of its shares in various ways, including its ability to use equity incentive arrangements as a means of attracting and retaining the highly qualified employees necessary for the growth of its business and its ability to raise capital on relatively attractive conditions. The recent decline in the price of the Company's shares, and the overall decline in equity prices generally, and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to rely on equity incentive arrangements as a means to recruit and retain talented employees, and may limit the ability of the Company to raise capital on terms as advantageous to the Company as in the past. The Company's ability to attract and retain employees may also be affected by recent cost control actions, including the Company's workforce reduction during the three month period ended July 31, 2001.

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

         By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors, including without limitation those discussed under "Certain Trends and Uncertainties" and elsewhere in this report. Investors and others should


                            Page 21 of 26 Total Pages
carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

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






                            Page 22 of 26 Total Pages

                                     PART II

                                Other Information
                                -----------------


ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)        Exhibit Index.
           -------------

           Item
           Number          Exhibit                                 Page
           ------          -------                                 ----

               11.         Statement re computation of
                           per share earnings.                      25



(b)        Reports on Form 8-K.
           -------------------

           The registrant filed a Current Report on Form 8-K on June 12, 2001, reporting its call for redemption of its outstanding 4.50% Convertible Subordinated Debentures due 2005, in the aggregate principal amount of $300,000,000.








                            Page 23 of 26 Total Pages

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COMVERSE TECHNOLOGY, INC.


Dated:    September 12, 2001         S/ Kobi Alexander
                                     -------------------------------------
                                     Kobi Alexander
                                     Chairman of the Board
                                       and Chief Executive Officer


Dated:    September 12, 2001         S/ David Kreinberg
                                     -------------------------------------
                                     David Kreinberg
                                     Vice President of Finance
                                       and Chief Financial Officer




                            Page 24 of 26 Total Pages

                                  EXHIBIT INDEX
                                  -------------

           Item
           Number          Exhibit                                 Page
           ------          -------                                 ----

               11.         Statement re computation of
                           per share earnings.                      25