Form 10-Q
period 2001-10-31
COMVERSE TECHNOLOGY INC/NY/
filed 2001-12-14
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2001

                                       or

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

                                 [X] Yes [ ] No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of December 5, 2001 was 186,135,116


                            Page 1 of 28 Total Pages

                                     PART I

                              Financial Information


ITEM 1. Financial Statements.

                                                                        Page
                                                                        ----

    1.          Condensed Consolidated Balance Sheets as
                of January 31, 2001 and October 31, 2001                  3

    2.          Condensed Consolidated Statements of Income
                for the Three and Nine Month Periods
                Ended October 31, 2000 and October 31, 2001               4

    3.          Condensed Consolidated Statements of Cash
                Flows for the Nine Month Periods Ended
                October 31, 2000 and October 31, 2001                     5

    4.          Notes to Condensed Consolidated Financial
                Statements                                                6


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                   14









                            Page 2 of 28 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

ASSETS
------
                                                                               January 31,             October 31,
                                                                                  2001*                   2001
                                                                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $   1,275,105             $    1,375,673
   Bank time deposits and short-term investments                                 460,735                    417,874
   Accounts receivable, net                                                      359,317                    420,545
   Inventories                                                                   115,799                     67,314
   Prepaid expenses and other current assets                                      64,729                     77,242
                                                                           -------------             --------------
TOTAL CURRENT ASSETS                                                           2,275,685                  2,358,648
PROPERTY AND EQUIPMENT, net                                                      183,444                    192,203
INVESTMENTS                                                                       96,870                     82,357
OTHER ASSETS                                                                      69,265                     70,043
                                                                           -------------             --------------
TOTAL ASSETS                                                               $   2,625,264             $    2,703,251
                                                                           =============             ==============

----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $     288,921             $      310,487
   Advance payments from customers                                               122,175                     41,340
   Other current liabilities                                                       4,210                      4,278
                                                                           -------------             --------------
TOTAL CURRENT LIABILITIES                                                        415,306                    356,105
CONVERTIBLE DEBENTURES                                                           900,000                    600,000
LIABILITY FOR SEVERANCE PAY                                                        7,924                     10,606
OTHER LIABILITIES                                                                 12,404                      9,913
                                                                           -------------             --------------
TOTAL LIABILITIES                                                              1,335,634                    976,624
                                                                           -------------             --------------
MINORITY INTEREST                                                                 53,465                     61,544
                                                                           -------------             --------------
STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 168,643,623 and 185,992,700 shares                   16,864                     18,599
   Additional paid-in capital                                                    692,014                  1,012,691
   Retained earnings                                                             520,144                    628,779
   Accumulated other comprehensive income                                          7,143                      5,014
                                                                           -------------             --------------
TOTAL STOCKHOLDERS' EQUITY                                                     1,236,165                  1,665,083
                                                                           -------------             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   2,625,264             $    2,703,251
                                                                           =============             ==============

    *The Condensed Consolidated Balance Sheet as of January 31, 2001 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.

                            Page 3 of 28 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                       Nine months ended                Three months ended
                                                   October 31,    October 31,      October 31,     October 31,
                                                      2000           2001              2000            2001
Sales                                             $   878,505     $ 1,005,159      $   317,966     $   295,032
Cost of sales                                         331,064         398,602          119,024         120,875
                                                  -----------     -----------      -----------     -----------
Gross margin                                          547,441         606,557          198,942         174,157

Operating expenses:
     Research and development, net                    166,306         221,386           60,461          76,198
     Selling, general and administrative              185,766         242,486           67,549          83,312
     Royalties and license fees                        15,964          15,881            5,757           4,335
     Non-recurring expenses                            15,971           8,875            4,348               -
                                                  -----------     -----------      -----------     -----------

     Income from operations                           163,434         117,929           60,827          10,312

     Interest and other income (expense), net          22,250          (1,479)           8,300          (8,438)
                                                  -----------     -----------      -----------     -----------

Income before income tax provision                    185,684         116,450           69,127           1,874
Income tax provision                                   13,413           7,815            4,765             179
                                                  -----------     -----------      -----------     -----------

Net income                                        $   172,271     $   108,635      $    64,362     $     1,695
                                                  ===========     ===========      ===========     ===========
Earnings per share:
     Basic                                        $      1.08     $      0.61      $      0.39     $      0.01
                                                  ===========     ===========      ===========     ===========
     Diluted                                      $      0.97     $      0.59      $      0.35     $      0.01
                                                  ===========     ===========      ===========     ===========

   The accompanying notes are an integral part of these financial statements.


                            Page 4 of 28 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                      Nine months ended
                                                                                October 31,        October 31,
                                                                                    2000               2001
Cash flows from operating activities:
     Net cash from operations after adjustment
        for non-cash items                                                      $  227,317        $    154,564
     Changes in assets and liabilities:
     Accounts receivable                                                           (60,779)            (61,228)
     Inventories                                                                   (25,742)             48,485
     Prepaid expenses and other current assets                                     (20,977)             (6,203)
     Accounts payable and accrued expenses                                          25,680              21,566
     Liability for severance pay                                                     3,464               2,682
     Other                                                                          14,318             (74,608)
                                                                                ----------         ------------
Net cash provided by operating activities                                          163,281              85,258
                                                                                ----------         -----------

Cash flows from investing activities:
     Maturities and sales (purchases) of bank time deposits
       and investments, net                                                         77,025              54,495
     Purchases of property and equipment                                           (69,978)            (45,065)
     Increase in software development costs                                        (11,208)            (17,429)
                                                                                -----------        ------------
Net cash used in investing activities                                               (4,161)             (7,999)
                                                                                -----------        ------------

Cash flows from financing activities:
     Net proceeds (repayments) of bank loans and other debt                         (4,568)             (2,907)
     Proceeds from issuance of common stock                                         71,049              26,216
     Proceeds from issuance of common stock of subsidiary                          195,231                   -
                                                                                ----------         -----------
Net cash provided by financing activities                                          261,712              23,309
                                                                                ----------         -----------

Net increase in cash and cash equivalents                                          420,832             100,568
Cash acquired in pooling of interests transactions                                   1,246                   -
Cash and cash equivalents, beginning of period                                     342,535           1,275,105
                                                                                ----------        ------------
Cash and cash equivalents, end of period                                        $  764,613       $   1,375,673
                                                                                ==========       =============



   The accompanying notes are an integral part of these financial statements.


                            Page 5 of 28 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



                  Basis of Presentation. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2001. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and nine month periods ended October 31, 2001 are not necessarily indicative of the results to be expected for the full year.

                  Inventories. The composition of inventories at January 31 and October 31, 2001 is as follows:

                                      January 31,                 October 31,
                                         2001                        2001
                                                  (In thousands)

                  Raw materials       $    49,014                $    37,925
                  Work in process          27,423                     14,949
                  Finished goods           39,362                     14,440
                                      -----------                -----------
                                      $   115,799                $    67,314
                                      ===========                ===========


                  Research and Development Expenses. The Company has historically supported a portion of its research and development activities through participation in government sponsored funding programs, which in general provide reimbursement for a portion of research and development expenditures incurred under project budgets that must be submitted for approval on an annual basis to the applicable funding agencies. During the three month and nine month periods ended October 31, 2001, reimbursement from funding agencies amounted to $1,490,000 and $8,673,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties."


                            Page 6 of 28 Total Pages

                  Earnings Per Share. For the three month and nine month periods ended October 31, 2000 and 2001, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The assumed conversion of the 1.50% convertible senior debentures was not dilutive for the three month and nine month periods ended October 31, 2001. The assumed conversion of the 4.50% convertible subordinated debentures was not dilutive for the period prior to conversion for the nine month period ended October 31, 2001. The shares used in the computations are as follows:


                                  Nine months ended       Three months ended
                                    October 31,              October 31,
                                 2000         2001       2000           2001
                                              (In thousands)

                  Basic        159,591      177,026     163,058        185,729
                  Diluted      188,439      183,407     191,774        189,621


                  Comprehensive Income. Total comprehensive income was $63,308,000 and $1,292,000, respectively, for the three month periods ended October 31, 2000 and October 31, 2001, and $172,566,000 and $106,506,000,
respectively, for the nine month periods ended October 31, 2000 and October 31, 2001. The elements of comprehensive income include net income, unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

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



                            Page 7 of 28 Total Pages

         In June 1998, the Company issued $300,000,000 of convertible subordinated debentures bearing interest at 4.50% per annum, payable semi-annually. In June 2001, the Company called these debentures for redemption. The debentures were converted into 13,953,462 shares of the Company's common stock.

                  Issuance of Subsidiary Stock. In April 2000, a subsidiary of the Company, Ulticom, Inc. ("Ulticom"), issued 4,887,500 shares of its common stock in an initial public offering. Proceeds from the offering, based on the offering price of $13.00 per share, totaled approximately $58,062,000, net of offering expenses. In October 2000, Ulticom issued an additional 2,843,375 shares of its common stock in a public offering. Proceeds from the offering, based on the offering price of $50.00 per share, totaled approximately $137,169,000, net of offering expenses. The Company recorded a gain of approximately $145,854,000 which was recorded as an increase in stockholders' equity as a result of these issuances. As of October 31, 2001, the Company's ownership interest in Ulticom was approximately 72.4%.

                  Workforce Reduction. During the nine months ended October 31, 2001 the Company reduced its workforce. As a result of this workforce reduction the Company recorded a charge of $8,875,000 to operations for severance and other related costs in the nine month period ended October 31, 2001.

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



                            Page 8 of 28 Total Pages

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

             In connection with the above acquisitions, the Company has charged $4,348,000 and $15,971,000 to operations in the three month and nine month periods ended October 31, 2000, respectively, for merger related expenses. Such expenses relate to the following:

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

       Professional fees and other direct merger expenses
       --------------------------------------------------

         In connection with the above acquisitions in the three month and nine month periods ended October 31, 2000, the Company recorded a charge of $4,348,000 and $8,572,000, respectively, for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs, in connection with the mergers, such as printing costs and filing fees.

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



                            Page 9 of 28 Total Pages

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

         All Other - Includes other miscellaneous operations.

         The table below presents information about operating income/loss and segment assets as of and for the three month and nine month periods ended October 31, 2000 and 2001:

                                   Enhanced        Service
                                   Services        Enabling       Intelligent
                                   Platform        Software        Recording        All       Reconciling    Consolidated
                                   Products        Products        Products        Other         Items          Totals
                              -------------------------------------------------------------------------------------------
                                                                  (In thousands)
        Three Months Ended October 31, 2000:

        Sales                   $    266,614      $   12,823     $   36,958     $    3,435    $    (1,864)    $    317,966
        Operating Income
               (Loss)           $     63,924      $    2,294     $    1,954     $     (723)   $    (6,622)(2) $     60,827


        Three Months Ended October 31, 2001:

        Sales                   $    251,102      $   13,013     $   31,039     $    2,510    $    (2,632)    $    295,032
        Operating Income
               (Loss)           $     12,117      $      357     $     (786)    $     (171)   $    (1,205)    $     10,312

        Nine Months Ended October 31, 2000:

        Sales                   $    741,934      $   32,240     $  100,146     $   11,655    $    (7,470)    $    878,505
        Operating Income
               (Loss)           $    180,894      $    5,347     $   (8,207)(1) $   (1,007)   $   (13,593)(2) $    163,434

        Nine Months Ended October 31, 2001:

        Sales                   $    859,805      $   47,972     $   97,614     $    7,265    $    (7,497)    $  1,005,159
        Operating Income
               (Loss)           $    115,917(3)   $    8,422     $   (1,808)(4) $     (613)   $    (3,989)    $    117,929


                            Page 10 of 28 Total Pages

                                   Enhanced        Service
                                   Services        Enabling       Intelligent
                                   Platform        Software        Recording        All       Reconciling    Consolidated
                                   Products        Products        Products        Other         Items          Totals
                              -------------------------------------------------------------------------------------------
                                                                  (In thousands)

        Total Assets:

        October 31, 2000        $    925,861      $  223,215     $  103,204     $   78,047    $   548,970     $  1,879,297

        October 31, 2001        $  1,217,172      $  240,820     $  113,587     $   60,176    $ 1,071,496     $  2,703,251

       (1) Operating income, excluding non-recurring expenses of $10,909,000, would have been $2,702,000 in the nine month period ended October 31, 2000.
       (2) Includes non-recurring expenses of $4,348,000 and $5,062,000, respectively, in the three month and nine month periods ended October 31, 2000.
       (3) Operating income, excluding non-recurring expenses of $7,711,000, would have been $123,628,000 in the nine month period ended October 31, 2001.
       (4) Operating income (loss), excluding non-recurring expenses of $1,164,000, would have been $(644,000) in the nine month period ended October 31, 2001.

        Reconciling items consist of the following:

        Sales - elimination of intersegment revenues.
        Operating Income (Loss) - elimination of intersegment operating income and corporate operations.
        Total Assets - elimination of intersegment receivables and unallocated corporate assets.

         Litigation. On or about October 19, 2001, a purported securities class action complaint was filed against the Company and certain of its executive officers in the United States District Court for the Eastern District of New York entitled Kevin Beier v. Comverse Technology, Inc., et al., CV 016972. Two virtually identical complaints subsequently have been filed. The complaints generally allege violations of federal securities laws on behalf of individuals who allege that they purchased the Company's common stock during a purported class period between April 3, 2001 and July 10, 2001. The complaints seek an unspecified amount in damages on behalf of persons who purchased Comverse stock during the purported class period. The Company believes all claims in the complaints to be without merit and will vigorously defend against these claims.

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


                            Page 11 of 28 Total Pages

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

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years; however, early adoption is encouraged. The Company is currently evaluating the impact that SFAS No. 144 will have on its consolidated financial statements.



                            Page 12 of 28 Total Pages

         Subsequent Events. In December 2001, the Company announced a restructuring plan in response to current economic conditions that is expected to reduce the Company's workforce by approximately 900 employees. In connection with the restructuring plan, the Company expects to incur charges of up to $60 million during the fourth fiscal quarter ending January 31, 2002 to cover severance, elimination of excess facilities and related leasehold improvements, write-off of certain property and equipment, and other restructuring-related charges.














                            Page 13 of 28 Total Pages

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


Nine Month and Three Month Periods Ended October 31, 2001
Compared to Nine Month and Three Month Periods Ended October 31, 2000

         Sales. Sales for the nine month and three month periods ended October 31, 2001 increased by approximately $126.7 million (14%) and decreased by approximately $22.9 million (7%), respectively, compared to the nine month and three month periods ended October 31, 2000. This increase (decrease) is primarily attributable to an increase (decrease) in sales of enhanced services platform ("ESP") products in the nine month and three month periods ended October 31, 2001 of approximately $118.4 million and ($15.6) million, respectively which was principally due to increased sales to European and American customers in the nine month period ended October 31, 2001 and decreased sales to European and American customers in the three month period ended October 31, 2001. In addition, sales of business intelligence recording products and network signaling software products increased (decreased) by approximately ($2.5) million and $14.7 million, respectively, in the nine month period and approximately ($6.1) million and ($0.3) million, respectively, in the three month period.

         Cost of Sales. Cost of sales for the nine month and three month periods ended October 31, 2001 increased by approximately $67.5 million (20%) and $1.9 million (2%), respectively, as compared to the nine month and three month periods ended October 31, 2000. The increase in cost of sales in the nine month period ended October 31, 2001 is primarily attributable to (i) increased materials and overhead costs of approximately $37.7 million due to the increase in sales, (ii) increased personnel-related costs of approximately $24.6 million due to hiring of additional personnel and increased compensation and benefits for existing personnel, (iii) increased travel-related costs of approximately


                            Page 14 of 28 Total Pages

$1.9 million and (iv) an increase in depreciation and amortization costs of approximately $1.4 million. The increase in cost of sales in the three month period ended October 31, 2001 is primarily attributable to increased personnel related costs of approximately $5.0 million partially offset by decreased materials and overhead costs of approximately $4.0 million. Gross margins as a percentage of sales for the nine month and three month periods ended October 31, 2001 decreased to approximately 60.3% and 59.0%, respectively, from approximately 62.3% and 62.6%, respectively, in the corresponding 2000 periods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine month and three month periods ended October 31, 2001 increased by approximately $56.7 million (31%) and $15.8 million (23%), respectively, compared to the nine month and three month periods ended October 31, 2000, and as a percentage of sales for the nine month and three month periods ended October 31, 2001 increased to approximately 24.1% and 28.2%, respectively, from approximately 21.1% and 21.2%, respectively, in the corresponding 2000 periods. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel.

         Research and Development. Net research and development expenses for the nine month and three month periods ended October 31, 2001 increased by approximately $55.1 million (33%) and $15.7 million (26%), respectively, as compared to the nine month and three month periods ended October 31, 2000 due to overall growth of research and development operations, the initiation of significant new research and development projects and lower rates of reimbursement of research and development expenses under incentive programs sponsored by the Israeli government. The increase reflects both the cost of additional personnel and increased compensation and benefits for existing personnel to support the higher volume of research and development activities.

         Royalties and License Fees. Royalties and license fees for the nine month and three month periods ended October 31, 2001 decreased by approximately $0.1 million (1%) and $1.4 million (25%), respectively, as compared to the nine month and three month periods ended October 31, 2000.

         Non-Recurring Expenses. During the nine months ended October 31, 2001 the Company reduced its workforce. As a result of this workforce reduction the Company recorded a charge of $8,875,000 to operations for severance and other related costs in the nine month period ended October 31, 2001.

         In July 2000, the Company acquired all of the outstanding stock of Loronix, a company that develops software-based digital video recording and management systems, and all of the outstanding stock of Syborg, a company that develops software-based digital voice and internet recording and workforce management systems. These combinations were accounted for as pooling of interests.



                            Page 15 of 28 Total Pages

         In August 2000, the Company acquired all of the outstanding stock of Gaya, a company specializing in software-based intelligent IP gateways and voice-over-IP technology, and all of the outstanding stock of Exalink, a company specializing in router-based protocol gateways and applications software for the delivery of Internet-based services to all types of wireless devices. These combinations were accounted for as pooling of interests.

         In connection with the above acquisitions, the Company charged to operations $15,971,000 and $4,348,000 in the nine month and three month periods ended October 31, 2000, respectively, for merger related charges. Such charges relate to the following:

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

         Professional fees and other direct merger expenses
         --------------------------------------------------

         In connection with the acquisitions in the nine month and three month periods ended October 31, 2000, the Company recorded a charge of $8,572,000 and $4,348,000, respectively, for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs, in connection with the mergers, such as printing costs and filing fees.

         Interest and Other Income (Expense), Net. Interest and other income (expense), net, for the nine month and three month periods ended October 31, 2001 decreased by approximately $23.7 million and $16.7 million, respectively, as compared to the nine month and three month periods ended October 31, 2000. The principal reasons for the decrease in the nine month period ended October 31, 2001 are increased interest expense of approximately $3.7 million and decreased equity in the earnings of affiliates of approximately $22.5 million. In addition, during the nine month period ended October 31, 2001 the Company recorded a non-recurring charge of $35.2 million for the write-down of certain of its investments due to an other than temporary decline in their value. These decreases were partially offset in the nine month period by increased interest and dividend income of approximately $17.9 million, increased realized gains on the Company's investments of approximately $18.9 million and the change in foreign currency gains/losses of approximately $2.2 million. The principal reasons for the decrease in the three month period ended October 31, 2001 are decreased realized gains on the Company's investments of approximately $2.7 million and decreased equity in the earnings of affiliates of approximately $8.3 million. In addition, during the three month period ended October 31, 2001 the Company recorded a non-recurring charge of $20.4 million for the write-down of certain of its investments due to an other than temporary decline in their value. These decreases were partially offset in the three month period by increased interest and dividend income of approximately $1.1 million, decreased


                            Page 16 of 28 Total Pages
interest expense of approximately $0.5 million and the change in foreign currency gains/losses of approximately $14.5 million. In November and December 2000 the Company issued $600 million 1.50% convertible senior debentures, resulting in increased interest expense in the nine month period ended October 31, 2001 and increased interest and dividend income from the investment of the proceeds of such debentures in the nine month and three month periods ended October 31, 2001. The increase in interest and dividend income in the nine month and three month periods ended October 31, 2001 was partially offset by lower interest rates in the periods. In June 2001, the Company called for redemption its $300 million convertible subordinated debentures bearing interest at 4.50% per annum, payable semi-annually, issued in June 1998 resulting in decreased interest expense in the three month period ended October 31, 2001.

         Income Tax Provision. Provision for income taxes for the nine month and three month periods ended October 31, 2001 decreased by approximately $5.6 million (42%) and $4.6 million (96%), respectively, as compared to the nine month and three month periods ended October 31, 2000 due to decreased pre-tax income. The overall effective tax rate decreased from approximately 7.2% during the nine month period ended October 31, 2000 to approximately 6.7% during the nine month period ended October 31, 2001 and increased to 9.6% during the three month period ended October 31, 2001 from 6.9% during the three month period ended October 31, 2000. The Company's overall rate of tax is affected by the different jurisdictions in which the income is earned and is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

         Net Income. Net income for the nine month and three month periods ended October 31, 2001 decreased by approximately $63.6 million (37%) and $62.7 million (97%), respectively, as compared to the nine month and three month periods ended October 31, 2000, and as a percentage of sales decreased from approximately 19.6% in the nine month period ended October 31, 2000 to approximately 10.8% in the nine month period ended October 31, 2001 and from approximately 20.2% in the three month period ended October 31, 2000 to 0.6% in the three month period ended October 31, 2001. The changes resulted primarily from the factors described above.

Liquidity and Capital Resources

         The Company's working capital at October 31, 2001 and January 31, 2001 was approximately $2,002.5 million and $1,860.4 million, respectively.

         Operations for the nine month periods ended October 31, 2001 and 2000, after adding back non-cash items, provided cash of approximately $154.6 million and $227.3 million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $69.3 million and $64.0 million, respectively. This resulted in cash provided by operating activities of approximately $85.3 million and $163.3 million, respectively.



                            Page 17 of 28 Total Pages

         Investment activities for the nine month periods ended October 31, 2001 and 2000 used cash of approximately $8.0 million and $4.2 million, respectively. These amounts include (i) additions to property and equipment in the nine month periods ended October 31, 2001 and 2000 of approximately $45.1 million and $70.0 million, respectively; (ii) maturities and sales (purchases) of bank time deposits and investments, net, of approximately $54.5 million and $77.0 million, respectively; and (iii) capitalization of software development costs of approximately $17.4 million and $11.2 million, respectively.

         Financing activities for the nine month periods ended October 31, 2001 and 2000 provided cash of approximately $23.3 million and $261.7 million, respectively. These amounts include (i) proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and employee stock purchase plan in the nine month periods ended October 31, 2001 and 2000 of approximately $26.2 million and $71.0 million, respectively; (ii) net proceeds (repayments) of bank loans and other debt of approximately ($2.9) million and ($4.6) million, respectively; and (iii) net proceeds from the issuance of common stock of a subsidiary in connection with public offerings in the 2000 period of approximately $195.2 million.

         As of October 31, 2001, the Company had outstanding convertible debentures of $600 million. In June 2001, the Company called for redemption its $300 million convertible subordinated debentures bearing interest at 4.50% per annum, payable semi-annually, issued in June 1998. The debentures were converted into 13,953,462 shares of the Company's common stock.

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


Certain Trends and Uncertainties

         The Company's operating results and financial condition have been, and will continue to be, adversely affected by current global conditions of general economic weakness and in particular by the severe decline in capital expenditures by telecommunications services providers worldwide, and by declines


                            Page 18 of 28 Total Pages
in technology purchases and capital expenditures in general. These factors have made it much more difficult for the Company to accurately forecast future revenues and operating results. In addition, the severe decline in the public trading prices of equity securities, particularly in the technology and telecommunications sectors, and potential corresponding decline in values of privately-held companies and venture capital funds in which the Company has invested, have, and may continue to have, an adverse impact on the Company's financial results and costs of operations.

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

         The Company's current plan of operations is predicated in part on a recovery in capital expenditures by its customers. In the absence of such improvement, the Company would experience further deterioration in its operating results, and may determine to modify its plan for future operations accordingly. The Company intends to continue to make significant investment in the growth of its business, and to examine opportunities for additional growth through acquisitions and strategic investments. These activities involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated growth in demand for the associated products does not materialize or is delayed. The impact of these decisions on future profitability cannot be predicated with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions.



                            Page 19 of 28 Total Pages

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

         The market for the Company's intelligence and monitoring systems has also been affected by weakness in general economic conditions, delays or reductions in customers' purchases of capital equipment and uncertainties relating to government expenditure programs. Sales of the Company's intelligence systems to customers in the private sector, such as contact centers, have been and may continue to be adversely affected by current general economic conditions and delays in planned capital expenditures by enterprise customers. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and shifts in the pattern of government expenditures resulting from geopolitical events have increased uncertainties in the market for monitoring systems, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

         The Company has historically derived a significant portion of its sales and operating profit from contracts for large system installations with major customers. The Company continues to emphasize large capacity systems in its


                            Page 20 of 28 Total Pages
product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The Company intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of orders for such systems. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and than the Company has experienced in prior periods. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

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

         The Company's historical operating results reflect substantial benefits it has received from programs sponsored by the Israeli government for the support of research and development, as well as tax moratoriums and favorable tax rates associated with investments in approved projects ("Approved Enterprises") in Israel. These programs and tax benefits may not be continued in the future at the current levels or at any level, and the availability of such benefits to the Company may be affected by a number of factors, including budgetary constraints resulting from adverse economic conditions, government policies and the Company's ability to satisfy eligibility criteria.

         The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company has regularly participated in a conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade under which it has received significant benefits through reimbursement of up to 50% of qualified research and development expenditures. The amount of reimbursement received by the Company under this program has been reduced significantly in recent periods, and the Company does not expect to receive significant reimbursement under this program in the future. The Company


                            Page 21 of 28 Total Pages
currently pays royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues), to the Government of Israel for repayment of benefits received under this program. Such royalty payments are currently required to be made until the government has been reimbursed the amounts received by the Company plus, for amounts received under projects approved by the Office of the Chief Scientist after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The Israeli authorities have indicated that this funding program may be eliminated in the future, particularly for larger companies such as the Company. The continued reduction in the benefits received by the Company under the program, or the termination of its eligibility to receive these benefits at all in the future, could adversely affect the Company's operating results.

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

         The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The risk of currency instability is increased by prevailing conditions of economic weakness in a number of world markets, and the potential for recession. The Company has, and anticipates that it will continue


                            Page 22 of 28 Total Pages
to receive, significant contracts denominated in foreign currencies, particularly the euro. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of significant changes in currency rates during the contract period. Since it is the Company's practice to hedge the exchange rate risks associated with contracts denominated in foreign currencies only to a limited extent, if at all, its operating results have been and may in the future be negatively affected to a material extent by the impact of currency fluctuations. Operating results may also be affected by the cost of such hedging activities that the Company does undertake.

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

         The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments, and has made significant venture capital investments, both directly and through private investment funds. Such investments subject the Company to the risks inherent in the capital markets generally, and to the performance of other businesses over which it has no direct control. Given the relatively high proportion of the Company's liquid assets relative to its overall size, the results of its operations in the future will reflect, to a greater extent than in the past, the results of the Company's capital management and investment activities and the risks associated with those activities. Declines in the public equity markets have caused, and may be expected to continue to cause, the Company to experience realized and unrealized investment losses. In addition, while the Company's interest and other income has benefited from the positive spread between the fixed interest it pays on its outstanding indebtedness and interest earned on the investment of its cash balances, reduction in prevailing interest rates due to economic conditions or government policies has had and may continue to have an adverse impact on the Company's results of operations.

         The Company has benefited from the long-term rise in the public trading price of its shares in various ways, including its ability to use equity incentive arrangements as a means of attracting and retaining the highly qualified employees necessary for the growth of its business and its ability to raise capital on relatively attractive conditions. The decline in the price of the Company's shares, and the overall decline in equity prices generally, and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to rely on equity incentive arrangements as a means to recruit and retain talented employees, and may limit the ability of the Company to raise capital on terms as advantageous to the Company as in the past. The Company's ability to attract and retain employees may also be affected by


                            Page 23 of 28 Total Pages
recent cost control actions, including reductions in the Company's workforce and associated reorganization of operations.

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


                            Page 24 of 28 Total Pages

                                     PART II

                                Other Information
                                -----------------


ITEM 1. Legal Proceedings
        -----------------

          On or about October 19, 2001, a purported securities class action complaint was filed against the Company and certain of its executive officers in the United States District Court for the Eastern District of New York entitled Kevin Beier v. Comverse Technology, Inc., et al., CV 016972. Two virtually identical complaints subsequently have been filed. The complaints generally allege violations of federal securities laws on behalf of individuals who allege that they purchased the Company's common stock during a purported class period between April 3, 2001 and July 10, 2001. The complaints seek an unspecified amount in damages on behalf of persons who purchased Comverse stock during the purported class period. The Company believes all claims in the complaints to be without merit and will vigorously defend against these claims.


ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)        Exhibit Index.
           -------------

           Item
           Number          Exhibit                                 Page
           ------          -------                                 ----

               11.         Statement re computation of
                           per share earnings.                      27



(b)        Reports on Form 8-K.
           -------------------

           None.









                            Page 25 of 28 Total Pages

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COMVERSE TECHNOLOGY, INC.


Dated:    December 11, 2001            /S/ Kobi Alexander
                                       -------------------------------------
                                       Kobi Alexander
                                       Chairman of the Board
                                         and Chief Executive Officer


Dated:    December 11, 2001            /S/ David Kreinberg
                                       -------------------------------------
                                       David Kreinberg
                                       Vice President of Finance
                                         and Chief Financial Officer








                            Page 26 of 28 Total Pages