Form 10-K
period 2002-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2002-04-30
CIK 803014

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       for the Year ended January 31, 2002


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

                                       [X]


        The aggregate market value of the voting stock held by non-affiliates of the registrant on April 23, 2002 was approximately $2,260,000,000. The closing price of the registrant's common stock on the NASDAQ National Market System on April 23, 2002 was $12.11 per share.

       There were 186,833,952 shares of the registrant's common stock outstanding on April 23, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

        The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information statement distributed in connection with the 2002 Annual Meeting of Shareholders of the registrant or in an amendment to this report on Form 10K/A.



                       -----------------------------------




Medalist is a registered trademark, and Comverse, Comverse Technology and Trilogue are trademarks, of the Company. LORONIX is a registered trademark, and Intelligent Recording, OpenStorage Portal, RELIANT, STAR-GATE, ULTRA, Universal Database and Verint Systems are trademarks, of Verint Systems Inc., a subsidiary of the Company. Signalware and Ulticom are registered trademarks of Ulticom, Inc., a subsidiary of the Company.

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

         Through its subsidiary Comverse, Inc. ("Comverse"), the Company provides enhanced services products that enable telecommunications service providers ("TSPs") to offer a variety of revenue-generating services accessible to large numbers of simultaneous users. These services include a broad range of integrated multimodal messaging, information distribution and personal communications services, such as call answering with one-touch call return, voicemail, IP-based unified messaging (voice, fax and email in a single mailbox, media conversion such as email to voice and visual mailbox presentation), prepaid wireless calling services, wireless data and Internet-based services such as short messaging services ("SMS"), wireless information and entertainment services, multimedia messaging services ("MMS"), and wireless instant messaging, interactive voice response ("IVR"), and voice portal services, which are part of a voice-controlled portfolio of services such as voice dialing, voice-controlled Web browsing and voice-controlled messaging, and other applications. Comverse's principal market for its systems consists of organizations that use the systems to provide services to the public, often on a subscription or pay-per-usage basis, and includes both wireless and wireline telecommunications network operators and other TSP organizations. Comverse markets its systems throughout the world, with its own direct sales force and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. More than 390 wireless and wireline TSPs in more than 100 countries, including the majority of the 20 largest telecom companies in the world, have selected Comverse's products to provide enhanced telecommunications services to their consumers. Major network operators and service providers using Comverse's systems include, among others, AT&T Wireless (USA), BellSouth (USA), Deutsche Telekom (Germany and other European countries), KDDI (Japan), MCI Worldcom
(USA), mmO2 (several European countries), NTT (Japan), Orange (several European countries), Pacific Century CyberWorks (Hong Kong), SBC Communications (USA), SFR (France), SingTel (Singapore), Sprint PCS (USA), Telecom Italia (Italy), Telmex (Mexico), Telstra (Australia), Verizon (USA) and Vodafone (multiple European countries).

         Through its subsidiary Verint Systems Inc. ("Verint"), formerly known as Comverse Infosys, Inc., the Company provides analytic solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. Verint's software generates actionable intelligence through the collection, retention and analysis of voice, fax, video, email, Internet and data transmissions from multiple types of communications networks. The digital security and surveillance market consists primarily of communications interception by law enforcement agencies and digital video security utilized by government agencies and public and private organizations. The enterprise business intelligence market consists primarily of solutions targeting enterprises that rely on contact centers for voice, email and Internet interactions with their customers. Additionally, an emerging segment of enterprise business intelligence utilizes digital video information to allow enterprises and institutions to enhance their operations, processes and performance. Verint sells its enterprise business intelligence solutions to contact center service bureaus, financial institutions, casinos, retailers, utilities, communications service providers, manufacturers and other enterprises. Verint has established marketing relationships with a variety of global value added resellers and a network of systems integrators including ADT, Avaya, Nortel and Siemens. Verint also has technological alliances with leading software and hardware companies including Genesys, Siebel and Visionics, which enables Verint to offer complementary solutions to their products. Verint's products are used by over 800 organizations in over 50 countries worldwide. Customers for digital security and surveillance products include the U.S. Capitol, the U.S. Department of Defense, the U.S. Department of Justice, Washington Dulles International Airport, the Toronto Police Service, the Dutch National Police Agency, and other domestic and foreign law enforcement and intelligence agencies, as well as communications service and equipment providers, such as Cingular, Ericsson and Nortel. Customers for enterprise business intelligence products include Con Edison, FedEx, HSBC, JCPenney, Sprint, Target and Tiffany & Co.

         Through its subsidiary Ulticom, Inc. ("Ulticom"), the Company provides service enabling signaling software for wireline, wireless and Internet communications. Ulticom's Signalware call control products interconnect the complex circuit switching, database and messaging systems and manage vital number, routing and billing information that form the backbone of today's public telecommunications networks. Ulticom's products are used by equipment manufacturers, application developers and communications service providers to deploy revenue generating infrastructure, enhanced and mandated services such as global roaming, voice and text messaging, prepaid calling and location-based services. Signalware products also are embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as voice over the Internet and Internet offload. Ulticom had an initial public offering of its common stock in April, 2000, and its common stock is listed on the NASDAQ National Market System under the symbol "ULCM". CTI holds approximately 72% of Ulticom's outstanding common stock.

         The Company markets other telecommunications products and services, including products that are integrated with its systems and products that work in combination with other systems to provide advanced telecommunications services, such as automatic call distribution and messaging systems for telephone answering service bureaus, and intelligent IP gateways for wireless roaming. The Company also engages in venture capital investment and capital market activities for its own account.

         Throughout this document references are made to technologies, features, capabilities, capacities and specifications in conjunction with the Company's products and technological resources. Such references do not necessarily apply to all product lines, models and system configurations.

         The Company was incorporated in the State of New York in October 1984. Its headquarters are located at 170 Crossways Park Drive, Woodbury, New York 11797, where its telephone number is (516) 677-7200.


THE COMPANY'S PRODUCTS

Enhanced Services Solutions (ESS)

         Comverse provides enhanced services products that enable TSPs to offer a variety of revenue-generating services accessible to large numbers of simultaneous users. These services include a broad range of integrated multimodal messaging, information distribution and personal communications services, such as call answering with one-touch call return, voicemail, IP-based unified messaging (voice, fax and email in a single mailbox, media conversion such as email to voice and visual mailbox presentation), prepaid wireless calling services, wireless data and Internet-based services such as SMS, wireless information and entertainment services, MMS, and wireless instant messaging, IVR and voice portal services, which are part of a voice-controlled portfolio of services such as voice dialing, voice-controlled Web browsing and voice-controlled messaging, and other applications. Comverse's principal market for its systems consists of organizations that use the systems to provide services to the public, often on a subscription or pay-per-usage basis, and includes both wireless and wireline telecommunications network operators and other TSP organizations. With call answering and voice messaging, TSPs benefit primarily from traffic revenue generated by the increase in billable completed calls. In addition, these services foster customer loyalty that results in an overall reduction in churn. Wireless TSPs are almost universally adding voicemail and SMS to their service offerings, and often as part of their basic service package, not only because of these benefits, but also because wireless voicemail messaging services directly increase billable airtime by stimulating outbound calls, and wireless SMS increases billable transactions by stimulating person-to-person messaging and information retrieval.

         Comverse's carrier grade ESS systems and software have been designed and packaged to meet the capacity, reliability, availability, scalability, maintainability, network and OMAP (Operations, Maintenance, Administration, and Provisioning) interfaces and physical requirements of large telecommunications network operators. The systems are offered in a variety of sizes and configurations and can be clustered for larger capacity installations. The systems also offer redundancy of critical components, so that no single failure will interrupt the service. Comverse's products are available in both centralized and widely distributed configurations.

         Comverse's systems also incorporate components that are compatible with the Intelligent Network ("IN") and Advanced Intelligent Network ("AIN") protocols for Service Control Points and Intelligent Peripherals, permitting Comverse's network operator customers to develop and deploy services based on the overall IN/AIN architecture. In addition, when the system is configured as a Service Node ("SN"), it enables customers to offer IN/AIN-based services such as voice activated dialing.

             Comverse's products incorporate both Comverse-developed and third-party-developed software, and Comverse-designed and third-party hardware, in an open, standards-based system architecture. The systems support a wide variety of digital telephony and IP interfaces and signaling systems, enabling them to adapt to a variety of different network environments and IN/AIN applications, and provide a "universal port" -- a single port that supports multiple applications and services at any time during a single call.

Digital Security and Surveillance and Enterprise Business Intelligence

         Verint is a leading provider of analytic solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. Verint's software generates actionable intelligence through the collection, retention and analysis of voice, fax, video, email, Internet and data transmissions from multiple types of communications networks.

         The digital security and surveillance market consists primarily of communications interception by law enforcement agencies and digital video security utilized by government agencies and public and private organizations for use in airports, public buildings, correctional facilities and corporate sites.

         Verint's STAR-GATE product line enables communications carriers, Internet service providers, and communications equipment manufacturers to overcome the complexities posed by global digital communications and comply with governmental requirements. STAR-GATE enables communications service providers to intercept simultaneous communications over a variety of wireline, wireless and IP networks for delivery to law enforcement and other government agencies. STAR-GATE's flexibility supports multi-network, multi-vendor switch environments for a common interface across communications networks and supports switches from communications equipment manufacturers, such as Alcatel, Ericsson, Lucent, Nokia, Nortel and Siemens. STAR-GATE also supports interfaces to packet data networks, such as the Internet and general packet radio services.

         Verint's RELIANT product line provides intelligent recording and analysis solutions for communications interception activities to law enforcement organizations and government agencies. The RELIANT software equips law enforcement agencies with an end-to-end solution for live monitoring of intercepted target communications and evidence collection management, regardless of the type of communication or network used. Applications can scale from a small center for a local police force, to a country-wide center for national law enforcement agencies. RELIANT products are designed to comply with legal regulations and can be integrated with communications networks in the country where the system is utilized. RELIANT collects intercepted communications from multiple channels and stores them for immediate access, further analysis and later use as evidence.

         Verint's LORONIX digital video security product line provides intelligent recording and analysis of video for security and surveillance applications to government agencies and public organizations. The LORONIX software digitizes, compresses, stores and retrieves video imaging. In addition,

LORONIX products provide live video streaming and camera control over local and wide area computer networks and the Internet. The LORONIX product line may be configured to allow customers to perform complete monitoring for security and management of local and remote sites from a central investigative unit. The use of digital storage and compression technology makes the LORONIX product line a more efficient alternative to analog tape storage. The technology interfaces with access control, facial recognition, activity and intrusion detection and other technologies for enhanced security and surveillance.

         The enterprise business intelligence market consists primarily of solutions targeting enterprises that rely on contact centers for voice, email and Internet interactions with their customers.

         Verint's ULTRA products record and analyze customer interactions to provide enterprises with business intelligence about their customers and help monitor and improve the performance of their contact centers. ULTRA products capture customer interactions from multiple sources, including telephone, email, Internet or voice-over-IP ("VoIP"). Utilizing ULTRA's OpenStorage Portal and Universal Database, customers can leverage their existing storage infrastructure to store and access recorded customer interactions using standard file formats. ULTRA products integrate with leading customer relationship management ("CRM") applications allowing the delivery of information directly to the user's desktop within Siebel, PeopleSoft and other CRM solutions. ULTRA also interfaces with popular desktop software tools, including Microsoft Outlook, Lotus Notes and web browsers, to enable the user to easily access the data in a familiar computing environment.

         Verint's LORONIX video business intelligence products enable enterprise customers to monitor and improve their operations through the analysis of live and recorded digital video. Like the LORONIX digital video security product, the LORONIX video business intelligence product digitizes, compresses, stores and retrieves video imaging. While leveraging the technology of the LORONIX digital security product, the LORONIX enterprise product line also contains unique software focused on maximizing operational effectiveness through video analysis. By interfacing with customer databases and software systems, LORONIX facilitates the user's review of video imaging based on specific criteria such as employee ID, product barcodes and point of sale transaction history.




Service Enabling Signaling Software

         The Company's Ulticom subsidiary provides service enabling signaling software for wireline, wireless and Internet communications. Ulticom's Signalware call control products interconnect the complex circuit switching, database and messaging systems and manage vital number, routing and billing information that form the backbone of today's public telecommunications networks. Signalware provides signaling system #7 ("SS7"), the globally accepted signaling standard protocol, which has become the critical element needed to connect and interoperate packet networks with the existing circuit network infrastucture. Signalware provides the SS7 connectivity required to offer value added services. Signalware call control products work within wireline, wireless and Internet networks to interconnect and interoperate voice and data communication systems. In addition, Signalware plays a key role in the convergence of disparate networks by providing a means to bridge circuit and packet technology. Signalware offers many of the features that are crucial to the connectivity of communication networks and the rapid delivery of revenue generating services.

         Signalware supports a range of applications in wireline, wireless and Internet networks. In circuit networks, Signalware has been deployed as part of wireline services such as voice messaging, 800 number service and caller ID. Signalware enables wireless services that include infrastructure applications such as global roaming, as well as enhanced services like voice and text messaging and prepaid calling. Signalware enables deployment of high capacity wireless data services made possible by the evolution from second generation ("2G") to third generarion ("3G") infrastructures, including an intermediate generation called "2.5G". Signalware also is used to deploy mandated, location based wireless services, such as emergency-911. Signalware also is used to enable solutions that ease congestion on existing networks by routing Internet dial-up traffic to packet infrastructure, and deliver VoIP services such as click-to-dial and advanced call forwarding.

         Signalware works with multiple SS7 networks, supports a wide variety of SS7 protocol elements and enables analog or digital wireline and wireless transmissions. It provides the functionality needed for call set-up/termination and call routing/billing. Signalware products also include features that enable the transition from SS7 signaling to emerging packet signaling standards, such as Sigtran. New features include a Signalware Sigtran Gateway for circuit-packet network interoperability, and protocols to carry SS7 signals over IP networks. Signalware packages run on a range of hardware platforms and operating systems, including Sun Solaris, IBM AIX and Red Hat Linux. These packages can be used in single or multiple computing configurations for fault resiliency and reliability. Signalware also provides a means to separate the signaling function from the application development environment, which provides greater flexibility in service configurations. Signalware customers include equipment manufacturers, such as Alcatel, Ericsson and Siemens, application developers such as Logica and Sonus and service providers such as Level (3), MCI Worldcom and Telefonica.



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

MARKETS, SALES AND MARKETING

         Comverse's ESS systems and software are marketed by Comverse throughout the world, with its own direct sales force as well as local distributors, and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. Comverse is the market share leader in providing large capacity voice messaging systems for wireless and wireline telecommunications network operators around the world.

         More than 390 wireless and wireline telecommunications network operators in more than 100 countries, including the majority of the 20 largest telephone companies in the world, have selected Comverse's platforms to provide enhanced telecommunications services to their consumers. Major network operators using Comverse's ESS systems include, among others, AT&T Wireless (USA), BellSouth (USA), Deutsche Telekom (Germany and other European countries), KDDI (Japan), MCI Worldcom (USA), mmO2 (several European countries), NTT (Japan), Orange (several European countries), Pacific Century CyberWorks (Hong Kong), SBC Communications (USA), SFR (France), SingTel (Singapore), Sprint PCS (USA), Telecom Italia (Italy), Telmex (Mexico), Telstra (Australia), Verizon (USA) and Vodafone (multiple European countries).

         Comverse provides its customers, through its Medalist plan, with programs of marketing consultation, seminars and materials designed to assist them in marketing enhanced telecommunications services, and also undertakes to play an ongoing supporting role in their business and market planning processes.

         Verint's products are marketed primarily through a combination of its direct sales force and agents, distributors, value added resellers and systems integrators. Verint develops strategic marketing alliances with leading companies in the industry to expand the coverage and support of its direct sales force. Verint currently has such relationships with ADT, Avaya, Nortel and Siemens. In addition, Verint established technological alliances with leading software and hardware companies including Genesys, Siebel and Visionics, which enables Verint to offer complementary solutions to their products.

         Verint's products are used by over 800 organizations and are deployed in over 50 countries, across many industries and markets. Many users of the products are large corporations or government agencies that operate from multiple locations and facilities across large geographic areas and sometimes across several countries. These organizations typically implement Verint's solutions in stages, with implementation in one or more sites and then gradually expanding to a full enterprise, networked-based solution.

         Customers for digital security and surveillance products include the U.S. Capitol, the U.S. Department of Defense, the U.S. Department of Justice, Washington Dulles International Airport, the Toronto Police Service, the Dutch National Police Agency, and other domestic and foreign law enforcement and intelligence agencies, as well as communications service and equipment providers, such as Cingular, Ericsson and Nortel. Customers for enterprise business intelligence products include Con Edison, FedEx, HSBC, JCPenney, Sprint, Target and Tiffany & Co.

         Ulticom's products are used by over 55 customers and are deployed by more than 260 service providers in more than 100 countries. Ulticom markets its products and services primarily through a direct sales organization and through key relationships with customers. Customers include network equipment manufacturers, such as Alcatel, Ericsson and Siemens, application developers such as Logica and Sonus and service providers such as Level (3), MCI Worldcom and Telefonica.

TECHNOLOGIES

         The Company's research and development efforts focus particularly on the design of very large, high throughput systems, digital signal processing technologies for voice, image, video, and data communications, IP and messaging protocols, multimodal user interfaces, development of various network and OMAP interfaces, and application development. The Company's products use advanced technologies in the areas of digital signal processing, VoIP, facsimile protocols, networking interfaces, databases, data networking, multi-processor computer architecture and real-time software design. The Company uses its proprietary technology and expertise in the development of software products, solutions and applications within the IN and AIN environment.

         The Company's products are based upon flexible system architectures specifically designed to handle high capacity multiple session multimodal user experience, multimedia communication and processing applications. The Company's products employ open system, modular architectures, which use distributed processors, rather than one large central processor, as well as multiple storage devices and data networking. The product design is intended to be readily adaptable to the usage and capacity requirements of the individual end-user. The product architectures also allow the Company to add enhancements and new technologies to its systems without rendering existing products obsolete.

         The Company has developed or integrated third-party interfaces for its products to most circuit-switched and IP networks used around the world, including digital interfaces, such as IP, SIP, SS7, T1, E1 and ISDN and VoIP, designed to encompass both basic network connectivity and the IN/AIN capabilities of Intelligent Peripherals and SNs. The Company has also developed Internet Protocols, including cHTML, HTML, HTTP, IMAP4, LDAP, POP3, VPIM, VXML and WAP. The Company has implemented facsimile communication and intercept protocols for Group 3 facsimile. Certain of its products incorporate LAN and WAN technologies used for the transfer of digitized voice, fax, video, and modem information, as well as for the transfer of data among various network elements.

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

RESEARCH AND DEVELOPMENT

         Because of the continuing technological changes that characterize the telecommunications and computer industries, the Company's success will depend, to a considerable extent, upon its ability to continue to develop competitive products through its research and development efforts. The Company currently employs more than 2,200 scientists, engineers and technicians in its research and development efforts, located predominantly in the United States and Israel with additional offices in France, Germany and Malaysia, with broad experience in the areas of digital signal processing, computer architecture, telephony, IP, data networking, multi-processing, databases, real-time software design and application software design, among others.

         A portion of the Company's research and development operations benefit from financial incentives provided by government instrumentalities to promote research and development activities performed in Israel. The cost of such efforts is and will continue to be affected by the continued availability of funding under such programs. During the past fiscal year, the Company's research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel ("OCS"), under which reimbursement of a portion of the Company's research and development expenditures will be made subject to final approval of project budgets. The percentage of the Company's total research and development expenditures reimbursed under these programs has declined in recent years, and will continue to decline. The Company pays royalties on its sales of certain products developed in part with funding supplied under such programs. During the year ended January 31, 2002, Comverse entered into an arrangement with the OCS whereby Comverse agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, Comverse will receive lower amounts from the OCS than it has historically received, but will not have to pay royalty amounts on future grants. Permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. See "Licenses and Royalties" and "Operations in Israel" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

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

         In January 2000, the Company and Lucent Technologies GRL Corp. ("Lucent") entered into a non-exclusive cross-licensing arrangement covering current and certain future patents issued to the Company and its affiliates and a portfolio of current and certain future patents in the area of telecommunications technology issued to Lucent and its affiliates.

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




BACKLOG

         At January 31, 2002, the backlog of the Company amounted to approximately $220.7 million. Substantially all of the backlog is expected to be delivered within the next 12 months.

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

COMPETITION

         The Company faces strong competition in the markets for all of its products. The market for ESS systems is highly competitive, and includes numerous products offering a broad range of features and capacities. The primary competitors are suppliers of turnkey ESS systems and software, and indirect competitors that supply certain components to systems integrators. Many of Comverse's competitors specialize in a subset of Comverse's portfolio of services. Direct and/or indirect competitors include, among others, Boston Communications, Cap Gemini, CMG, Ericsson, Glenayre, IBM, InterVoice-Brite, Logica, Lucent, Motorola, Nokia, Openwave, SS8 Networks, Tecnomen, Telcordia, and Unisys. Competitors of Comverse that manufacture other telecommunications equipment may derive a competitive advantage in selling ESS systems to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers.

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

         Comverse believes that competition in the sale of ESS systems is based on a number of factors, the most important of which are product features and functionality, system capacity and reliability, marketing and distribution capability and price. Other important competitive factors include service and support and the capability to integrate systems with a variety of telecom networks, IP networks and Operation and Support Systems (OSS). Comverse believes that the range of capabilities provided by, and the ease of use of, its systems compare favorably with other products currently marketed. Comverse anticipates that a number of its direct and indirect competitors will introduce new or improved ESS systems during the next several years.

         Verint faces strong competition in the markets for its products, both in the United States and internationally. Verint expects competition to persist and intensify in the digital security and surveillance market, primarily due to increased demand for homeland defense and security solutions following the September 11, 2001 terrorist attacks. Verint's primary competitors are suppliers of security and recording systems and software, and indirect competitors that supply certain components to systems integrators. In the enterprise business intelligence market, Verint faces competition from organizations emerging from the traditional call logging or call recording market as well as software companies that develop and sell products that perform specific functions for this market. Additionally, many of Verint's competitors specialize in a subset of Verint's portfolio of products and services. Primary competitors include, among others, ECtel, e-talk, Eyretel, JSI Telecom, NICE Systems, Sensormatic, SS8 Networks and Witness Systems. Verint believes it competes principally on the basis of product performance and functionality, knowledge and experience in the industry, product quality and reliability, customer service and support, and price.

         Verint believes that its success depends primarily on its ability to provide technologically advanced and cost effective solutions and to continue to provide its customers with prompt and responsive customer support. Competitors that manufacture other security-related systems or other recording systems may derive a competitive advantage in selling to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers. Further, Verint expects that competition will increase as other established and emerging companies enter its markets and as new products, services and technologies are introduced.

         Competitors of Ulticom include a number of companies ranging from SS7 software solution providers, such as SS8 Networks and Trillium Digital Systems, an Intel company, to vendors of communication and network infrastructure equipment, such as Compaq and Hewlett Packard. Ulticom believes it competes principally on the basis of product performance and functionality, product quality and reliability, customer service and support, and price.

         Many of the Company's present and potential competitors are considerably larger than the Company, are more established, have a larger installed base of customers and have greater financial, technical, marketing and other resources.


MANUFACTURING AND SOURCES OF SUPPLIES

         The Company's manufacturing operations consist primarily of final assembly and testing, involving the application of extensive testing and quality control procedures to materials, components, subassemblies and systems. The Company primarily uses third-parties to perform modules and subsystem assembly, component testing and sheet metal fabrication. Although the Company generally uses standard parts and components in its products, certain components and subassemblies are presently available only from a limited number of sources. To date, the Company has been able to obtain adequate supplies of all components and subassemblies in a timely manner from existing sources or, when necessary, from alternative sources or redesign the system to incorporate new modules, when applicable. However, the inability to obtain sufficient quantities of components or to locate alternative sources of supply if and as required in the future, would adversely affect the Company's operations.

         The Company maintains organization-wide quality assurance procedures, coordinating the quality control activities of the Company's research and development, manufacturing and service departments.

CAPITAL MARKET ACTIVITIES

         The Company seeks to identify and implement suitable investments, and engages in portfolio investment and capital market activities, including venture capital investments directly and indirectly through private equity funds. Through a joint venture formed by the Company in partnership with Quantum Industrial Holdings Ltd., an investment company managed by Soros Fund Management LLC, the Company invests in venture capital in high technology firms, and engages in other investment activities. The Company has significantly reduced its new venture capital investments in recent periods.

OPERATIONS IN ISRAEL

         A substantial portion of the Company's research and development, manufacturing and other operations are located in Israel and, accordingly, may be affected by economic, political and military conditions in that country. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Israel has experienced terrorist incidents within its borders. As a result, negotiations between Israel and representatives of the Palestinian Authority have been sporadic and have failed to result in peace. The Company could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, some of the Company's employees in Israel are subject to being called upon to perform military service in Israel, and their absence may have an adverse effect upon the Company's operations.

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

         Israel and the European Union are parties to a Free Trade Agreement pursuant to which, subject to rules of origin, Israel's industrial exports to the European Union are exempt from customs duties and other non-tariff barriers and import restrictions. Israel also has an agreement with the United States to establish a Free Trade Area that has eliminated all tariff and certain non-tariff barriers on most trade between the two countries. Israel has also entered into an agreement with the European Free Trade Association ("EFTA"), which currently includes Iceland, Liechtenstein, Norway and Switzerland, that established a free-trade zone between Israel and EFTA nations exempting manufactured goods and some agricultural goods and processed foods from customs duties, while reducing duties on other goods. The end of the Cold War has also enabled Israel to establish commercial and trade relations with a number of nations, including Russia, China, India, Turkey and the nations of Eastern Europe, with whom Israel had not previously had such relations.

         The Company's business is dependent to some extent on trading relationships between Israel and other countries. Certain of the Company's products incorporate components imported into Israel from the United States and other countries and most of the Company's products are sold outside of Israel. Accordingly, the Company's operations would be adversely affected if trade between Israel and its current trading partners were interrupted or curtailed. The sale of products manufactured in Israel has been adversely affected in certain markets by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of conflicts involving Israel and other nations may impede the Company's ability to sell its products in certain markets.

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

         The results of operations of the Company have been favorably affected by participation in Israeli government programs related to research and development, as well as utilization of certain tax incentives and other incentives available under applicable Israeli laws and regulations, some of which have been reduced, discontinued or otherwise modified in recent years. In addition, the Company's ability to obtain benefits under various discretionary funding programs has declined and may continue to decline. The results of operations of the Company could be adversely affected if these programs were further reduced or eliminated and not replaced with equivalent programs or if its ability to participate in these programs were to be reduced significantly.

EMPLOYEES

         At January 31, 2002, the Company employed approximately 5,650 individuals, of whom approximately 77% are scientists, engineers and technicians engaged in research and development, marketing and support activities.

         The Company is not a party to any collective bargaining or other agreement with any labor organization; however, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (including the Industrialists' Association) are applicable to the Company's Israeli employees by order of the Israeli Ministry of Labor. Israeli law generally requires the payment by employers of severance pay upon the death of an employee, his or her retirement or upon termination of his or her employment, and the Company provides for such payment obligations through monthly contributions to an insurance fund. Israeli employees and employers are required to pay pre-determined sums to the National Insurance Institute, which payment covers medical and other benefits similar to the benefits provided by the United States Social Security Administration.

         The continuing success of the Company will depend, to a considerable extent, on the contributions of its senior management and key employees, many of whom would be difficult to replace, and on the Company's ability to attract and retain qualified employees in all areas of its business. Competition for such personnel is intense. In order to attract and retain talented personnel, and to provide incentives for their performance, the Company has emphasized the award of stock options as an important element of its compensation program, including options to purchase shares in certain of the Company's subsidiaries, and provides cash bonuses based on several parameters, including the profitability of the recipients' respective business units.


ITEM 2.  PROPERTIES.

         As of January 31, 2002, the Company leased an aggregate of approximately 2,455,000 square feet of office space and manufacturing and related facilities for its operations worldwide, including approximately 1,486,000 square feet in Tel Aviv, Israel, approximately 367,000 square feet in Wakefield, Massachusetts, approximately 77,000 square feet in Andover, Massachusetts, approximately 60,000 square feet in Woodbury, New York, approximately 85,000 square feet in Mt. Laurel, New Jersey, and an aggregate of approximately 380,000 square feet at various other locations in the United States, Europe, the Far East, Australia, Latin America and Africa. The aggregate base monthly rent for the facilities under lease as of January 31, 2002 was approximately $3,119,000, and all of such leases are subject to various pass-throughs and escalation adjustments.

         In addition, the Company owns office space and manufacturing and related facilities of approximately 40,000 square feet in Durango, Colorado and approximately 25,000 square feet in Bexbach, Germany.

         In September, 1999, the Company acquired approximately 423,000 square feet of unimproved land in Ra'anana, Israel, with a view to the potential future consolidation and construction of facilities for its Israeli operations.

         The Company believes that its facilities currently under lease are more than adequate for its current operations, and may endeavor selectively to reduce its existing facilities commitments as circumstances may warrant.

ITEM 3.  LEGAL PROCEEDINGS.

         On or about October 19, 2001, Kevin Beier v. Comverse Technology, Inc., et al., CV 016972, the first of four virtually identical purported securities class action complaints was filed against CTI and certain of its executive officers in the United States District Court for the Eastern District of New York. The four actions were consolidated into the Beier action on January 15, 2002 and an amended consolidated complaint was filed on March 4, 2002. The consolidated complaint generally alleges violations of federal securities laws on behalf of individuals who allege that they purchased CTI's common stock during a purported class period between April 30, 2001 and July 10, 2001. The consolidated complaint seeks an unspecified amount in damages on behalf of persons who purchased CTI stock during the purported class period. The Company believes all claims in the complaints to be without merit and will vigorously defend against these claims.

         From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At a Special Meeting of Shareholders held on February 25, 2002, the shareholders of CTI authorized CTI to make an offer to holders of certain CTI stock options granted under its stock incentive compensation plans entitling such holders to surrender such options for cancellation in exchange for the grant of replacement options to purchase 0.85 shares of Common Stock for each share that was issuable under such cancelled options, with the replacement options to be granted no earlier than six months and one day following the cancellation date of the cancelled options at a price equal to the fair market value of the Common Stock on the new grant date. This proposal was approved with a vote of 74,549,571 shares in favor, 58,162,258 shares against and 1,206,026 abstentions.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock of CTI trades on the NASDAQ National Market System under the symbol CMVT. The following table sets forth the range of closing prices of the Common Stock as reported on NASDAQ for the past two fiscal years. All prices have been adjusted to reflect the three-for-two stock split, effected in the form of a stock dividend, distributed on April 15, 1999, and the two-for-one stock split, effected in the form of a stock dividend, distributed on April 3, 2000.

             Year           Fiscal Quarter            Low          High

             2000        2/1/00   -      4/30/00       68.06        119.69
                         5/1/00   -      7/31/00       65.25        102.75
                         8/1/00   -     10/31/00       76.06        114.81
                        11/1/00   -      1/31/01       86.19        121.63

             2001        2/1/01   -      4/30/01       45.82        113.13
                         5/1/01   -      7/31/01       24.78         74.11
                         8/1/01   -     10/31/01       15.90         29.87
                        11/1/01   -      1/31/02       19.14         26.93

         There were 1,829 holders of record of Common Stock at April 23, 2002. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of Common Stock outstanding at such date was approximately 30,000.

         The Company has not declared or paid any cash dividends on its equity securities and does not expect to pay any cash dividends in the foreseeable future, but rather intends to retain its earnings to finance the development of the Company's business. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion, and will depend upon the Company's earnings, financial condition, capital requirements and other relevant factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

         The following tables present selected consolidated financial data for the Company for the year ended December 31, 1997, the one month period ended January 31, 1998, and the years ended January 31, 1999, 2000, 2001 and 2002. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. All financial information presented herein has been retroactively adjusted for the January 1998 merger with Boston Technology, Inc. ("Boston") and the July 2000 acquisition of Loronix Information Systems, Inc. ("Loronix") to account for those transactions as pooling of interests. All per share data has been restated to reflect a three-for-two stock split effected as a 50% stock dividend to shareholders of record on March 31, 1999, distributed on April 15, 1999, and a two-for-one stock split effected as a 100% stock dividend to shareholders of record on March 27, 2000, distributed on April 3, 2000.

                                              Year        Transition
                                              Ended      Period Ended                      Year Ended
                                           December 31,   January 31,                      January 31,
                                           ------------   ----------- -------------------------------------------------
                                            1997(1)(3)       1998     1999 (3)     2000 (3)            2001        2002
                                                           (In thousands, except per share data)
   Statement of Operations Data:
     Sales                               $  498,343   $   14,401   $  708,805    $ 909,667       $ 1,225,058 $ 1,270,218
     Cost of sales                          221,650       21,666(2)   304,665      371,589           482,658     525,480
     Research and development, net           98,152       13,481      134,201      169,816           232,198     293,296
     Selling, general and administrative    142,055       51,892(2)   157,106      193,996           259,607     323,036
    Merger and acquisition expenses               -       41,877            -        2,016            15,971           -
    Workforce reduction and
         restructuring charges                    -            -            -            -                 -      63,562
     Interest and other income
             (expense), net                   4,957          175        8,315       16,595            33,339     (5,789)
     Income (loss) before
           income tax provision              41,443     (114,340)     121,148      188,845           267,963      59,055
     Income tax provision                     9,430          867       11,783       15,698            18,827       4,436
                                         ----------   ----------   ----------    ---------      ------------ -----------
     Net income (loss)                   $   32,013   $ (115,207)  $  109,365    $ 173,147      $    249,136 $    54,619
                                         ==========   ===========  ==========    =========      ============ ===========

     Earnings (loss) per share - diluted $     0.23   $   (0.89)   $     0.75    $    1.08      $       1.39 $      0.29
                                         ==========   ==========   ==========    =========      ============ ===========

Weighted average number of
   common and common equivalent
     shares outstanding - diluted           139,702      130,060      145,439      178,986           189,964     186,434

                                         December 31,                                        January 31,
                                         ------------   -------------------------------------------------------------------
                                            1997 (4)(5)      1998     1999(4)       2000(4)       2001            2002

                                                                          (In thousands)
   Balance Sheet Data:
     Working capital                     $  402,901   $  280,793   $  712,165     $  858,304   $ 1,860,379  $  2,030,250
     Total assets                           636,342      527,652    1,042,959      1,372,847     2,625,264     2,704,163
     Long-term debt, including
       current portion                      142,790      124,257      416,327        308,082       906,723       648,611
     Stockholders' equity                   357,514      231,390      390,855        724,839     1,236,165     1,616,408

(1)      Includes results for Boston for the 11 months ended December 31, 1997.
(2) Includes approximately $7.8 million in cost of sales and $36.1 million in selling, general and administrative expenses relating to charges as a result of the merger with Boston.
(3)      Includes the results of Loronix for its fiscal year ended December 31.
(4)      Includes amounts for Loronix as of its fiscal year ended December 31.
(5)      Includes amounts for Boston as of December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SIGNIFICANT ACCOUNTING POLICIES

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

         Revenues from certain development contracts are recognized under the percentage-of-completion method on the basis of physical completion to date or using actual costs incurred to total expected costs under the contract. Revisions in estimates of costs and profits are reflected in the accounting period in which the facts that require the revision become known. At the time a loss on a contract is known, the entire amount of the estimated loss is accrued. Amounts received from customers in excess of revenues earned under the percentage-of-completion method are recorded as advance payments from customers. Accounts receivable are generally diversified due to the number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. At the end of each accounting period, the Company records a reserve for bad debts included in accounts receivable based upon its current and historical collection history.

         Cost of sales include material costs, subcontractor costs, salary and related benefits for the operations and service departments, depreciation and amortization of equipment used in the operations and service departments, amortization of capitalized software costs, royalties and license fee costs, travel costs and an overhead allocation. Research and development costs include salary and related benefits as well as travel, depreciation and amortization of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, facility costs, as well as other costs associated with sales, marketing, finance and administrative departments.

         Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and proceeds from its eventual disposition are less than its carrying amount. Impairment is measured at fair value.

         In July 2000, CTI acquired all of the outstanding stock of Loronix in a transaction accounted for as a pooling of interests. The Company's financial statements for the year ended January 31, 2000 include the operations of Loronix for the year ended December 31, 1999.


RESULTS OF OPERATIONS


Year Ended January 31, 2002 Compared to Year Ended January 31, 2001

         Sales. Sales for the fiscal year ended January 31, 2002 ("fiscal 2001") increased by approximately $45.2 million, or 4%, compared to fiscal year ended January 31, 2001 ("fiscal 2000"). This increase is primarily attributable to an increase in sales of ESS products of approximately $48.7 million. Such increase was principally due to increased sales to American customers. In addition, sales of security and business intelligence recording products and service enabling signaling software products increased (decreased) by approximately ($8.0) million and $9.3 million, respectively.

         Cost of Sales. Cost of sales for fiscal 2001 increased by approximately $42.8 million, or 9%, as compared to fiscal 2000. The increase in cost of sales is primarily attributable to increased materials and production costs of approximately $21.8 million due to the increase in sales and increased personnel-related costs of approximately $23.2 million due to hiring of additional personnel and increased compensation and benefits for existing personnel. Gross margins decreased from approximately 60.6% in fiscal 2000 to approximately 58.6% in fiscal 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2001 increased by approximately $63.4 million, or 24%, compared to fiscal 2000, and as a percentage of sales increased from approximately 21.2% in fiscal 2000 to approximately 25.4% in fiscal 2001. The increase was primarily due to hiring of additional personnel and increased compensation and benefits for existing personnel to support the increased level of sales during the first half of fiscal 2001.

         Research and Development. Net research and development expenses for fiscal 2001 increased by approximately $61.1 million, or 26%, compared to fiscal 2000 due to overall growth of research and development operations and the initiation of significant new research and development projects. The increase was primarily due to the hiring of additional personnel and increased compensation and benefits for existing personnel of approximately $32.9 million, lower reimbursements for research and development projects submitted for funding to the OCS of approximately $11.5 million, an increase in depreciation and amortization costs of approximately $6.3 million and an increase in the overhead allocation of approximately $3.6 million.

         Acquisition Expenses and Workforce Reduction and Restructuring Charges. During the 2001 fiscal year, the Company took steps to better align its cost structure with the current business environment, to improve the efficiency of its operations and to better position the Company to realize emerging opportunities. These steps included a reduction in workforce announced in April 2001 and a restructuring plan announced in December 2001. In connection with the implementation of these actions the Company incurred charges of approximately $63.6 million to cover the costs of severance, elimination of excess facilities and related leasehold improvements, write-off of certain inventory, property and equipment and capitalized software and other restructuring related charges, such as professional fees. The Company expects to pay approximately $11.9 million for severance and related charges during the year ended January 31, 2003 and approximately $24.3 million for lease related obligations at various dates through January 2011.

         In July 2000, the Company acquired all of the outstanding stock of Loronix, a company that develops software-based digital video recording and management systems, and all of the outstanding stock of Syborg Informationsysteme GmbH, a company that develops software-based digital voice and internet recording and workforce management systems. In August 2000, the Company acquired all of the outstanding stock of Gaya Software Industries Ltd., a company specializing in software-based intelligent IP gateways and VoIP technology, and all of the outstanding stock of Exalink Ltd., a company specializing in protocol gateways and applications software for the delivery of Internet-based services to all types of wireless devices. These business combinations were accounted for as pooling of interests.

         In connection with the above acquisitions, the Company charged to operations approximately $16.0 million in fiscal 2000 for merger related charges. Such charges relate to the following:

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

         Professional fees and other direct merger expenses
         --------------------------------------------------

         In connection with the acquisitions in fiscal 2000, the Company recorded a charge of approximately $8.6 million for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs in connection with the mergers, such as printing costs and filing fees.

         Interest and Other Income (Expense), Net. Interest and other income (expense), net, for fiscal 2001 decreased by approximately $39.1 million as compared to fiscal 2000. The principal reasons for the decrease are increased net realized losses and write-downs of the Company's investments and decreased equity in the earnings of affiliates of approximately $22.1 million, increased interest expense of approximately $0.3 million and a change in foreign currency gains/losses of approximately $20.1 million. These decreases were partially offset by increased interest and dividend income of approximately $7.6 million. The increase in interest and dividend income is primarily a result of the inclusion of the proceeds for a full year in fiscal 2001 of the Company's $600 million 1.50% convertible debentures issued in November and December 2000, partially offset by the decrease in interest rates during fiscal 2001.

         Income Tax Provision. Provision for income taxes decreased from fiscal 2000 to fiscal 2001 by approximately $14.4 million, or 76%, due to decreased pre-tax income. The Company's overall effective tax rate increased from approximately 7.0% during fiscal 2000 to approximately 7.5% in fiscal 2001. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

         Net Income. Net income decreased by approximately $194.5 million, or 78%, in fiscal 2001 compared to fiscal 2000, while as a percentage of sales decreased from approximately 20.3% in fiscal 2000 to approximately 4.3% in fiscal 2001. The decrease resulted primarily from the factors described above.


Year Ended January 31, 2001 Compared to Year Ended January 31, 2000

         Sales. Sales for fiscal 2000 increased by approximately $315.4 million, or 35%, compared to the year ended January 31, 2000 ("fiscal 1999"). This increase is primarily attributable to an increase in sales of ESS products of approximately $277.2 million. Such increase was principally due to increased sales to European and American customers. In addition, sales of security and business intelligence recording products and service enabling signaling software products increased by approximately $23.8 million and $18.7 million, respectively.

         Cost of Sales. Cost of sales for fiscal 2000 increased by approximately $111.1 million, or 30%, as compared to fiscal 1999. The increase in cost of sales is primarily attributable to (i) increased materials and production costs of approximately $62.3 million due to the increase in sales, (ii) increased personnel-related costs of approximately $30.3 million due to hiring of additional personnel and increased compensation and benefits for existing personnel, (iii) increased travel-related costs of approximately $7.1 million and (iv) an increase in depreciation and amortization costs of approximately $4.3 million. Gross margins increased from approximately 59.2% in fiscal 1999 to approximately 60.6% in fiscal 2000.

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

         Acquisition Expenses. In February 1999, the Company acquired all of the outstanding stock of Amarex Technology, Inc., a company that develops software-based applications for the telephone network operator and call center markets. In August 1999, the Company acquired all of the outstanding stock of InTouch Systems, Inc., a company that develops and markets a suite of intelligent voice-controlled software applications. In July 2000, the Company acquired all of the outstanding stock of Loronix, a company that develops software-based digital video recording and management systems, and all of the outstanding stock of Syborg Informationsysteme GmbH, a company that develops software-based digital voice and internet recording and workforce management systems. In August 2000, the Company acquired all of the outstanding stock of Gaya Software Industries Ltd., a company specializing in software-based intelligent IP gateways and voice-over-IP technology, and all of the outstanding stock of Exalink Ltd., a company specializing in protocol gateways and applications software for the delivery of Internet-based services to all types of wireless devices. These business combinations were accounted for as pooling of interests.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at January 31, 2002 and 2001 was approximately $2,030.3 million and $1,860.4 million, respectively.

         Operations for fiscal 2001, fiscal 2000 and fiscal 1999, after adding back non-cash items, provided cash of approximately $130.0 million, $309.7 million and $208.1 million, respectively. During such years, other changes in working capital provided (used) cash of approximately $12.2 million, ($65.2) million and ($30.8) million, respectively, resulting in cash being provided by operating activities of approximately $142.2 million, $244.5 million and $177.4 million, respectively.

         Investment activities for fiscal 2001, fiscal 2000 and fiscal 1999 used cash of approximately $122.4 million, $207.3 million and $475.7 million, respectively. These amounts include (i) additions to property, plant and equipment in fiscal 2001, fiscal 2000 and fiscal 1999 of approximately $54.6 million, $97.3 million and $85.6 million, respectively; (ii) maturities and sales (purchases) of bank time deposits and investments, net, of approximately ($44.8) million, ($94.5) million and ($377.6) million, respectively; and (iii) capitalization of software development costs of approximately $23.0 million, $15.5 million and $12.5 million, respectively. The property additions in each of fiscal 2001, 2000 and 1999 include the increase of the Company's fixtures and equipment and in fiscal 1999 the purchase of land by the Company of approximately $25.8 million for potential future construction purposes. In addition, in each of fiscal 2001, 2000 and 1999 the Company increased the amount of its bank time deposits and investments to better utilize the net proceeds of the 2000 and 1998 issuances of convertible debentures.

         Financing activities for fiscal 2001, fiscal 2000 and fiscal 1999 provided cash of approximately $67.0 million, $894.1 million and $53.6 million, respectively. These amounts include (i) the net proceeds from the issuance of convertible debentures in fiscal 2000 of approximately $588.4 million; (ii) proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and employee stock purchase plan of approximately $28.8 million, $111.4 million and $50.6 million, respectively; (iii) net proceeds (repayments) of bank loans and other debt of approximately $38.2 million, ($0.9) million and $3.1 million, respectively; and (iv) net proceeds from the issuance of common stock of a subsidiary in connection with public offerings in fiscal 2000 of approximately $195.2 million.

         In November 2000, the Company issued $500 million aggregate principal amount of its 1.50% convertible senior debentures due December 2005. In December 2000, the Company issued an additional $100 million aggregate principal amount of its 1.50% convertible senior debentures due December 2005 as a result of the initial purchaser exercising in full their over-allotment option.

         As of January 31, 2002, the Company had outstanding convertible debentures of $600 million. In January 2002, Verint took a long-term bank loan in the amount of $42 million. This loan, which matures in February 2003, bears interest at LIBOR plus 0.55% and may be prepaid without penalty. The loan is guaranteed by CTI.

         The Company has obtained bank guaranties primarily for performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $23.4 million at January 31, 2002, are to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 2002.

        The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. As of January 31, 2002, the minimum annual rent obligations of the Company were approximately as follows:


                   Twelve Months Ended
                       January 31,                      Amount
                   -------------------                  ------
                                                    (In thousands)

                          2003                      $    34,007
                          2004                           30,234
                          2005                           20,253
                          2006                           18,981
                     2007 and thereafter                 33,666
                                                    -----------

                                                    $   137,141
                                                    ===========

         On February 1, 2002, Verint acquired the digital video recording business of Lanex, LLC. The Lanex business provides digital video recording solutions for security and surveillance applications primarily to North American banks. The purchase price consisted of $9.5 million in cash and a $2.2 million convertible note. The note is non-interest bearing and matures on February 1, 2004. The holder of the note may elect to convert the note, in whole or in part, into shares of Verint's common stock at a conversion price of $16.06 per share at any time on or after the completion of an initial public offering by Verint. The note is guaranteed by CTI. Pro forma results of operations have not been presented because the effects of this acquisition are not material.

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

CERTAIN TRENDS AND UNCERTAINTIES

         The Company derives the majority of its revenue from the telecommunications industry, which is facing an unprecedented recession. This has resulted in a significant reduction of capital expenditures made by TSPs. The Company's operating results and financial condition have been, and will continue to be, adversely affected by the severe decline in technology purchases and capital expenditures by TSPs worldwide and by unfavorable global economic conditions. Consequently, the Company's operating results have deteriorated significantly in recent periods and may continue to deteriorate in future periods if such conditions remain in effect. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

         The Company's business is particularly dependent on the strength of the telecommunications industry. The telecommunications industry, in general, and the Company, in particular, have been negatively affected by, among other factors, the high costs and large debt positions incurred by some TSPs to expand capacity and enable the provision of future services (and the corresponding risks associated with the development, marketing and adoption of these services as discussed below), including the cost of acquisitions of licenses to provide future broadband services and reductions in TSPs' actual and projected revenues and deterioration in their actual and projected operating results. Accordingly, TSPs have significantly reduced their actual and planned expenditures to expand or replace equipment and delayed and reduced the deployment of services. A number of TSPs, including certain customers of the Company, have indicated the existence of conditions of excess capacity in certain markets.

         In addition, TSPs have delayed the planned introduction of new services, such as broadband mobile telephone services, that would be supported by certain of the Company's products. Certain of the Company's customers also have implemented changes in procurement practices and procedures, including limitations on purchases in anticipation of estimated future capacity requirements, and in the management and use of their networks, that have had an adverse affect on the Company's sales and order backlog, which also has made it very difficult for the Company to project future sales. The continuation and/or exacerbation of these trends will have an adverse effect on the Company's future results. In addition to loss of revenue, weakness in the telecommunications industry has affected and will continue to affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for vendor financing, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

         The Company's current plan of operations is predicated in part on a recovery in capital expenditures by its customers. In the absence of such improvement, the Company would experience further deterioration in its operating results, and may determine to modify its plan for future operations accordingly, which may include, among other things, additional reductions in its workforce.

         The Company intends to continue to make significant investments in its business, and to examine opportunities for growth through acquisitions and strategic investments. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated demand for the associated products does not materialize or is delayed. The impact of these decisions on future financial results cannot be predicated with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions. The Company also may not be able to identify future suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all. If the Company does make acquisitions, it may not be able to successfully incorporate the personnel, operations and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in a dilution of existing stockholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged companies' key employees and customers.

         The Company has made, and in the future, may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that the Company may lose the total amount of its investments. The Company may not be able to identify suitable investment candidates, and, even if it does, the Company may not be able to make those investments on acceptable terms, or at all. In addition, even if the Company makes investments, it may not gain strategic benefits from those investments.

         The telecommunications industry is subject to rapid technological change. The introduction of new technologies in the telecommunications market and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. The Company's continued success will depend on its ability to correctly anticipate technological trends in its industries, to react quickly and effectively to such trends and to enhance its existing products and to introduce new products on a timely and cost-effective basis. As a result, the life cycle of the Company's products is difficult to estimate. In addition, changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. Discontinuing a business unit or product line may result in the Company recording accrued liabilities for special charges, such as costs associated with a reduction in work force. These strategic decisions could result in changes to determinations regarding a product's useful life and the recoverability of the carrying basis of certain assets.

         The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. The Company relies on a limited number of suppliers and manufacturers for specific components and may not be able to find alternate manufacturers that meet its requirements and existing or alternative sources may not be available on favorable terms and conditions. Thus, if there is a shortage of supply for these components, the Company may experience an interruption in its product supply. In addition, loss of third party software licensing would materially and adversely affect the Company's business, financial condition and results of operations.

         The telecommunications industry continues to undergo significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment also may have an impact on the Company's revenues and/or costs in any given part of the world. The worldwide ESS system industry is already highly competitive and the Company expects competition to intensify. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the ESS system markets. Moreover, as the Company enters into new markets as a result of its own research and development efforts or acquisitions, it is likely to encounter new competitors.

         The market for the Company's digital security and surveillance and enterprise business intelligence products has also been affected by weakness in general economic conditions, delays or reductions in customers' purchases of capital equipment and uncertainties relating to government expenditure programs.

Budgetary constraints, uncertainties resulting from the introduction of new technologies and shifts in the pattern of government expenditures resulting from increased uncertainties in the market for monitoring systems, resulting in certain instances in the attenuation of government procurement programs beyond their originally expected performance periods and an increased incidence of delay, cancellation or reduction of planned projects. Competitive conditions in this sector have also been affected by the increasing use by certain potential government customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals. The lack of predictability in the timing and scope of government procurements have similarly made planning decisions more difficult and have increased the associated risks.

         The Company has historically derived a significant portion of its sales and operating profit from contracts for large system installations with major customers. The Company continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and also may be more volatile than the Company has experienced in prior periods. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business. The Company's gross margins also may be adversely affected by increases in material or labor costs, obsolescence charges, price competition and changes in channels of distribution or in the mix of products sold.

         Political, economic and military conditions in Israel directly affect the Company's operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Israel has experienced terrorist incidents within its borders. As a result, negotiations between Israel and representatives of the Palestinian Authority have been sporadic and have failed to result in peace. The Company could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violent conflicts involving Israel and other nations may impede the Company's ability to sell its products in certain countries. In addition, some of the Company's employees in Israel are subject to being called upon to perform military service in Israel, and their absence may have an adverse effect upon the Company's operations. Generally, unless exempt, male adult citizens and permanent residents of Israel under the age of 54 are obligated to perform up to 36 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. These conditions could disrupt the Company's operations in Israel and its business, financial condition and results of operations could be adversely affected.

         The Company's costs of operations have at times been affected by changes in the cost of its operations in Israel, resulting from changes in the value of the Israeli shekel relative to the United States dollar, and from difficulties in attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the availability of such personnel has at times been severely limited. Changes in these cost factors have from time to time been significant and difficult to predict, and could in the future have a material adverse effect on the Company's results of operations.

         The Company's historical operating results reflect substantial benefits it has received from programs sponsored by the Israeli government for the support of research and development, as well as tax moratoriums and favorable tax rates associated with investments in approved projects ("Approved Enterprises") in Israel. Some of these programs and tax benefits have ceased and others may not be continued in the future and the availability of such benefits to the Company may be affected by a number of factors, including budgetary constraints resulting from adverse economic conditions, government policies and the Company's ability to satisfy eligibility criteria.

         The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company has regularly participated in a conditional grant program administered by the OCS under which it has received significant benefits through reimbursement of up to 50% of qualified research and development expenditures. Verint currently pays royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. Such royalty payments by Verint are currently required to be made until the government has been reimbursed the amounts received by the Company plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. During fiscal 2001, Comverse entered into an arrangement with the OCS whereby Comverse agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, Comverse will receive lower amounts from the OCS than it has historically received, but will not have to pay royalty amounts on future grants. The amount of reimbursement received by the Company under this program has been reduced significantly, and the Company does not expect to receive significant reimbursement under this program in the future. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The continued reduction in the benefits received by the Company under the program, or the termination of its eligibility to receive these benefits at all in the future, could adversely affect the Company's operating results.

         The Company's overall effective tax rate benefits from the tax moratorium provided by the Government of Israel for Approved Enterprises undertaken in that country. The Company's effective tax rate may increase due to, among other factors, the increased proportion of its taxable income associated with activities in higher tax jurisdictions, and by the relative ages of the Company's eligible investments in Israel. The tax moratorium on income from the Company's Approved Enterprise investments made prior to 1997 is four years, whereas subsequent Approved Enterprise projects are eligible for a moratorium of only two years. Reduced tax rates apply in each case for certain periods thereafter. To be eligible for these tax benefits, the Company must continue to meet conditions, including making specified investments in fixed assets and financing a percentage of investments with share capital. If the Company fails to meet such conditions in the future, the tax benefits would be canceled and the Company could be required to refund the tax benefits already received. Israeli authorities have indicated that additional limitations on the tax benefits associated with Approved Enterprise projects may be imposed for certain categories of taxpayers, which would include the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in, or take advantage of, those programs, the cost of the Company's operations in Israel would increase and there could be a material adverse effect on the Company's operations and financial results.

         The Company's success is dependent on recruiting and retaining key management and highly skilled technical, managerial, sales, and marketing personnel. The competition for highly skilled personnel remains very competitive despite the current economic conditions. The Company's ability to attract and retain employees also may be affected by recent cost control actions, including reductions in the Company's workforce and the associated reorganization of operations.

         The occurrence or perception of security breaches within the Company could harm the Company's business, financial condition and operating results. While the Company implements sophisticated security measures, third parties may attempt to breach the Company's security through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability. Even if the Company is not held liable, a security breach could harm the Company's reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of the Company's products.

         The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. The Company is required to obtain export licenses and other authorizations from applicable governmental authorities for certain countries within which it conducts business. The failure to receive any required license or authorization would hinder the Company's ability to sell its products and could adversely affect the Company's business, financial condition and results of operations. In addition, legal uncertainties regarding liability, compliance with local laws and regulations, labor laws, employee benefits, currency restrictions, difficulty in accounts receivable collection, longer collection periods and other requirements may have a negative impact on the Company's operating results.

         Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The risk of currency instability is increased by prevailing conditions of economic weakness in a number of world markets, and the potential for recession. The Company has, and anticipates that it will continue to receive, significant contracts denominated in foreign currencies, particularly the euro. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of significant changes in currency rates during the contract period. The Company may experience risk associated with the failure to hedge the exchange rate risks associated with contracts denominated in foreign currencies and its operating results have been and may continue to be negatively affected to a material extent by the impact of currency fluctuations. Operating results may also be affected by the cost of such hedging activities that the Company does undertake.

         While the Company generally requires employees, independent contractors and consultants to execute non-competition and confidentiality agreements, the Company's intellectual property or proprietary rights could be infringed or misappropriated, which could result in expensive and protracted litigation. The Company relies on a combination of patent, copyright, trade secret and trademark law to protect its technology. Despite the Company's efforts to protect its intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology. Effectively policing the unauthorized use of the Company's products is time-consuming and costly, and there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

         If others claim that the Company's products infringe their intellectual property rights, the Company may be forced to seek expensive licenses, reengineer its products, engage in expensive and time-consuming litigation or stop marketing its products. The Company attempts to avoid infringing known proprietary rights of third parties in its product development efforts. The Company does not regularly conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties, however. There are many issued patents as well as patent applications in the fields in which the Company is engaged. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to the Company's software and products. If the Company were to discover that its products violated or potentially violated third-party proprietary rights, it might not be able to obtain licenses to continue offering those products without substantial reengineering. Any reengineering effort may not be successful, nor can the Company be certain that any licenses would be available on commercially reasonable terms.

         Substantial litigation regarding intellectual property rights exists in the telecommunications industry, and the Company expects that its products may be increasingly subject to third-party infringement claims as the number of competitors in its industry segments grows and the functionality of software products in different industry segments overlaps. In addition, the Company has agreed to indemnify customers in certain situations should it be determined that its products infringe on the proprietary rights of third parties. Any third-party infringement claims could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require the Company to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all. A successful claim of infringement against the Company and its failure or inability to license the infringed or similar technology could have a material adverse effect on its business, financial condition and results of operations.

         The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments, and has made significant venture capital investments, both directly and through private investment funds. Such investments subject the Company to the risks inherent in the capital markets generally, and to the performance of other businesses over which it has no direct control. Given the relatively high proportion of the Company's liquid assets relative to its overall size, the results of its operations are materially affected by the results of the Company's capital management and investment activities and the risks associated with those activities. Declines in the public equity markets have caused, and may be expected to continue to cause, the Company to experience realized and unrealized investment losses. In addition, while the Company's interest and other income has benefited from the positive spread between the fixed interest it pays on its outstanding indebtedness and interest earned on the investment of its cash balances, reduction in prevailing interest rates due to economic conditions or government policies has had and may continue to have an adverse impact on the Company's results of operations.

         The severe decline in the public trading prices of equity securities, particularly in the technology and telecommunications sectors, and corresponding decline in values of privately-held companies and venture capital funds in which the Company has invested, have, and may continue to have, an adverse impact on the Company's financial results and costs of operations. The Company has in the past benefited from the long-term rise in the public trading price of its shares in various ways, including its ability to use equity incentive arrangements as a means of attracting and retaining the highly qualified employees necessary for the growth of its business and its ability to raise capital on relatively attractive conditions. The decline in the price of the Company's shares, and the overall decline in equity prices generally, and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to rely on equity incentive arrangements as a means to recruit and retain talented employees, and negatively has impacted the ability of the Company to raise capital on terms as advantageous to the Company as in the past.

         The trading price of the Company's shares has been affected by the factors disclosed herein as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology-related industries, such as the Company, tend to exhibit a high degree of volatility. The announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant negative effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects.

The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications equipment industry in general, and the Company's business segments in particular, which may not have any direct relationship with the Company's business or prospects.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. The Statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and is to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years; however, early adoption is encouraged. The Company is currently evaluating the impact, if any, that SFAS No. 144 will have on its consolidated financial statements.



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

         The Company may, from time to time, use foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of its products in foreign currency will be adversely affected by changes in exchange rates. In most instances, the Company elects not to hedge these transactions. Management does not expect any significant changes in the strategies it employs to manage such exposure in the near future. As of January 31, 2001, the Company had no material outstanding foreign currency exchange contracts.

         Various financial instruments held by the Company are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the Company's investments in debt securities due to differences between the market interest rates and rates at the date of purchase of these financial instruments. Neither a 100 basis point increase nor decrease from current interest rates would have a material effect on the Company's financial position, results of operations or cash flows.

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

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                 Page(s)
                                                                                                 -------
                  (a)      Documents filed as part of this report.
                           --------------------------------------


                           (1)      Financial Statements.
                                    --------------------

                                    Index to Consolidated Financial Statements                     F-1

                                    Independent Auditors' Report                                   F-2

                                    Consolidated Balance Sheets as of
                                            January 31, 2001 and 2002                              F-3

                                    Consolidated Statements of Income
                                            for the  Years Ended
                                            January 31, 2000, 2001 and 2002                        F-4

                 Consolidated Statements of Stockholders' Equity
                                            for the  Years Ended
                                            January 31, 2000, 2001 and 2002                        F-5

                                    Consolidated Statements of Cash Flows
                                            for the Years Ended
                                            January 31, 2000, 2001 and 2002                        F-6

                                    Notes to Consolidated Financial Statements                     F-7

                           (2)      Financial Statement Schedules.
                                    -----------------------------

                                    None

                           (3)      Exhibits.
                                    --------

                                    The Index of Exhibits commences on the
                                    following page. Exhibits numbered 10.1
                                    through 10.3 and 10.5 through 10.9 comprise material compensatory plans and arrangements of the registrant.

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

         3.5* Certificate of Amendment of Certificate of Incorporation dated September 19, 2000.

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

         10.9* 2001 Stock Incentive Compensation Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held June 15, 2001.)

         10.10* Memorandum of Agreement dated November 22, 1995 between Boston Technology, Inc. and AT&T. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1996, confidential treatment requested as to certain portions.)

         10.11* Lease dated November 5, 1990 between Boston Technology, Inc. and Wakefield Park Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1991.)

         10.12* First Amendment dated as of March 31, 1993 to Lease dated November 5, 1990 between Boston Technology, Inc. and Wakefield Park Limited Partnership. (Incorporated by reference to the Quarterly Report of Boston Technology, Inc. on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended October 31, 1993.)

         10.13* Second Amendment dated as of August 31, 1994 to Lease dated November 5, 1990 between Boston Technology, Inc. and Wakefield Park Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1995.)

         10.14* License Agreement dated January 22, 1990 between Boston Technology, Inc. and Dytel Corporation. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1990.)

         10.15* Settlement Agreement dated December 28, 1993 between the Boston Technology, Inc. and Theis Research, Inc. and Peter
                    F. Theis. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1994.)

         10.16* Lease dated June 7, 1996 between Boston Technology, Inc. and WBAM Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1997.)

21       Subsidiaries of Registrant.

23       Consent of Deloitte & Touche LLP

----------------

*        Incorporated by reference.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                      Page

Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of January 31, 2001 and 2002           F-3

Consolidated Statements of Income for the
   Years Ended January 31, 2000, 2001 and 2002                        F-4

Consolidated Statements of Stockholders' Equity for the
   Years Ended January 31, 2000, 2001 and 2002                        F-5

Consolidated Statements of Cash Flows for the
   Years Ended January 31, 2000, 2001 and 2002                        F-6

Notes to Consolidated Financial Statements                            F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Comverse Technology, Inc. Woodbury, New York

We have audited the accompanying consolidated balance sheets of Comverse Technology, Inc. and subsidiaries (the "Company") as of January 31, 2001 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of January 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/S/ Deloitte & Touche LLP

New York, New York
March 8, 2002

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2001 AND 2002
(In thousands, except share data)
----------------------------------------------------------------------------------------------------------------------

ASSETS                                                                            2001                    2002
------                                                                            ----                    ----
CURRENT ASSETS:
   Cash and cash equivalents                                               $   1,275,105             $    1,361,862
   Bank time deposits                                                              3,000                     21,431
   Short-term investments                                                        457,735                    509,191
   Accounts receivable, net                                                      359,317                    371,928
   Inventories                                                                   115,799                     56,024
   Prepaid expenses and other current assets                                      64,729                     76,667
                                                                           -------------             --------------
TOTAL CURRENT ASSETS                                                           2,275,685                  2,397,103
PROPERTY AND EQUIPMENT, net                                                      183,444                    181,761
INVESTMENTS                                                                       96,870                     68,518
OTHER ASSETS                                                                      69,265                     56,781
                                                                           -------------             --------------
TOTAL ASSETS                                                               $   2,625,264             $    2,704,163
                                                                           =============             ==============

----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                              2001                    2002
------------------------------------                                              ----                    ----

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $     288,921             $      322,402
   Bank loans                                                                      4,066                      4,696
   Advance payments from customers                                               122,175                     39,576
   Other current liabilities                                                         144                        179
                                                                           -------------             --------------
TOTAL CURRENT LIABILITIES                                                        415,306                    366,853
CONVERTIBLE DEBENTURES                                                           900,000                    600,000
LIABILITY FOR SEVERANCE PAY                                                        7,924                      9,772
OTHER LIABILITIES                                                                 12,404                     49,827
                                                                           -------------             --------------
TOTAL LIABILITIES                                                              1,335,634                  1,026,452
                                                                           -------------             --------------

MINORITY INTEREST                                                                 53,465                     61,303
                                                                           -------------             --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value--authorized, 2,500,000
     shares; issued, none
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 168,643,623 and 186,248,350 shares                   16,864                     18,625
   Additional paid-in capital                                                    692,014                  1,018,232
   Retained earnings                                                             520,144                    574,763
   Accumulated other comprehensive income                                          7,143                      4,788
                                                                           -------------             --------------
TOTAL STOCKHOLDERS' EQUITY                                                     1,236,165                  1,616,408
                                                                           -------------             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   2,625,264             $    2,704,163
                                                                           =============             ==============


                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JANUARY 31, 2000, 2001 AND 2002
(In thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------



                                                                  January 31,          January 31,         January 31,
                                                                     2000                 2001                2002
                                                                     ----                 ----                ----
Sales                                                           $    909,667         $  1,225,058         $  1,270,218
Cost of sales                                                        371,589              482,658              525,480
                                                                ------------         ------------         ------------
Gross margin                                                         538,078              742,400              744,738

Operating expenses:
   Research and development, net                                     169,816              232,198              293,296
   Selling, general and administrative                               193,996              259,607              323,036
   Acquisition expenses                                                2,016               15,971                    -
   Workforce reduction and restructuring charges                           -                    -               63,562
                                                                ------------          -----------         ------------

   Income from operations                                            172,250              234,624               64,844

   Interest and other income (expense), net                           16,595               33,339               (5,789)
                                                                ------------          -----------         -------------

Income before income tax provision                                   188,845              267,963               59,055
Income tax provision                                                  15,698               18,827                4,436
                                                                ------------          -----------         ------------

Net income                                                      $    173,147          $   249,136         $     54,619
                                                                ============          ===========         ============

Earnings per share:
     Basic                                                      $       1.19          $      1.54         $       0.30
                                                                ============          ===========         ============
     Diluted                                                    $       1.08          $      1.39         $       0.29
                                                                ============          ===========         ============





                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITy
YEARS ENDED JANUARY 31, 2000, 2001 AND 2002
(In thousands, except share data)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                Accumulated Other
                                                                                              Comprehensive Income
                                                Common Stock                                  --------------------
                                                ------------     Additional                  Unrealized  Cumulative      Total
                                            Number of    Par      Paid-in       Retained        Gains   Translation   Stockholders'
                                             Shares     Value     Capital       Earnings      (Losses)  Adjustment       Equity
                                             ------     -----     -------       --------      --------  ----------       ------
BALANCE, JANUARY 31, 1999                 139,262,904 $13,926     $261,218      $112,074       $3,515        $122       $390,855

Comprehensive income:
Net income                                                                       173,147
Unrealized gain (loss) on available-for-sale
     securities                                                                                  (397)
Translation adjustment                                                                                       (817)
Total comprehensive income                                                                                               171,933
Warrant exercises                           1,746,635     175         (175)                                                    -
Common stock issued for acquisitions        1,371,216     137          930                                                 1,067
Retained earnings of acquired companies                                           (2,457)                                 (2,457)
Common stock issued for employee
   stock purchase plan                        377,016      38        5,514                                                 5,552
Exercise of stock options                   5,477,611     547       44,464                                                45,011
Conversion of debentures                    7,540,916     754      112,079                                               112,833
Tax benefit of dispositions of stock options                            45                                                    45
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2000                 155,776,298  15,577      424,075       282,764        3,118        (695)       724,839

Comprehensive income:
Net income                                                                       249,136
Unrealized gain (loss) on available-for-sale
     securities                                                                                 4,408
Translation adjustment                                                                                        312
Total comprehensive income                                                                                               253,856
Change in year-end of pooled company                                                (705)                                   (705)
Common stock issued for acquisitions        5,746,220     575       10,498                                                11,073
Retained earnings of acquired companies                                          (11,051)                                (11,051)
Common stock issued for employee
     stock purchase plan                      131,452      13        9,842                                                 9,855
Exercise of stock options                   6,989,653     699      100,840                                               101,539
Issuance of subsidiary shares                                      145,958                                               145,958
Tax benefit of dispositions of stock options                           801                                                   801
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2001                 168,643,623  16,864      692,014       520,144        7,526        (383)     1,236,165

Comprehensive income:
Net income                                                                        54,619
Unrealized gain (loss) on available-for-sale
     securities                                                                                (3,227)
Translation adjustment                                                                                        872
Total comprehensive income                                                                                                52,264
Warrant exercises                           1,792,932     179         (179)                                                    -
Common stock issued for employee
     stock purchase plan                      394,866      39       12,401                                                12,440
Exercise of stock options                   1,463,467     148       16,196                                                16,344
Conversion of debentures                   13,953,462   1,395      294,801                                               296,196
Tax benefit of dispositions of stock options                         2,999                                                 2,999
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2002                 186,248,350  $18,625  $1,018,232     $574,763        $4,299        $489     $1,616,408
                                          ===========  =======  ==========     ========        ======        ====     ==========

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2000, 2001 AND 2002
(In thousands)
--------------------------------------------------------------------------------------------------------------------------------

                                                                             January 31,    January 31,      January 31,
                                                                                2000           2001             2002
                                                                                ----           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   173,147     $   249,136     $    54,619
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization                                              34,969          53,196          63,824
     Operating asset write-downs and impairments                                     -           7,399          11,530
     Changes in assets and liabilities:
       Accounts receivable                                                     (68,024)        (92,039)        (12,611)
       Inventories                                                             (53,085)        (16,915)         55,775
       Prepaid expenses and other current assets                                (3,055)        (22,464)         (2,172)
       Accounts payable and accrued expenses                                    49,117          52,165          33,481
       Advance payments from customers                                          48,114          26,325         (82,599)
       Liability for severance pay                                               1,847           1,729           1,848
       Other                                                                    (5,680)        (14,041)         18,490
                                                                           ------------    ------------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      177,350         244,491         142,185
                                                                           -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and sales (purchases) of bank time deposits
     and investments, net                                                     (377,613)        (94,452)       (44,762)
   Purchase of property and equipment                                          (85,638)        (97,337)       (54,634)
   Capitalization of software development costs                                (12,482)        (15,489)       (23,027)
                                                                           ------------    ------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (475,733)       (207,278)      (122,423)
                                                                           ------------    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of debentures                                          -         588,429               -
   Proceeds from issuance of common stock in connection
     with exercise of stock options, warrants, and
     employee stock purchase plan                                               50,563         111,394          28,784
   Proceeds from issuance of common stock of subsidiary                              -         195,231               -
   Net proceeds (repayments) of bank loans and other debt                        3,064            (943)         38,211
                                                                           -----------      -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       53,627         894,111          66,995
                                                                           -----------      ----------     -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                           (244,756)        931,324          86,757
CASH ACQUIRED IN POOLING OF INTERESTS TRANSACTIONS                               1,707           1,246               -
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   585,584         342,535       1,275,105
                                                                           -----------      ----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $   342,535      $1,275,105     $ 1,361,862
                                                                           ===========      ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                  $    20,329      $   14,665      $   16,240
                                                                           ===========      ==========      ==========
   Cash paid during the year for income taxes                              $       708      $    4,393      $    8,379
                                                                           ===========      ==========      ==========

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2000, 2001 AND 2002
--------------------------------------------------------------------------------

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

        Concentration of Credit Risk - Financial instruments which potentially expose the Company to concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in bank time deposits, money market funds placed with major banks and financial institutions, corporate commercial paper, corporate medium-term notes, mortgage and asset backed securities and U.S. government and agency obligations. Accounts receivable are generally diversified due to the number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. As of January 31, 2001 and 2002, the Company's allowance for doubtful accounts was approximately $23,755,000 and $41,955,000, respectively. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

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

        Software Development Costs - Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers. Amortization expenses amounted to $6,304,000, $7,203,000 and $9,129,000 for the years ended January 31, 2000, 2001 and 2002, respectively.

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

        As of January 31, 2001 and 2002, the Company had no material outstanding foreign exchange contracts. Net gains (losses) from foreign currency transactions, included in the consolidated statements of income, approximated $(9,422,000), $(646,000) and $(20,788,000) for the years ended January 31, 2000, 2001 and 2002, respectively.

        Other Assets - Licenses of patent rights and acquired "know-how" are recorded at cost and amortized using the straight-line method over the estimated useful lives of the related technology, not exceeding five years. Debt issue costs are amortized using the effective interest method over the term of the related debt.

        Other Liabilities - In January 2002, a subsidiary of CTI, Verint Systems Inc. ("Verint") took a long-term bank loan in the amount of $42,000,000.

        This loan, which matures in February 2003, bears interest at LIBOR plus 0.55% and may be prepaid without penalty. The loan is guaranteed by CTI.

        Long-Lived Assets - The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and proceeds from its eventual disposition are less than its carrying amount. Impairment is measured at fair value.

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


3.      RESEARCH AND DEVELOPMENT

        A significant portion of the Company's research and development operations are located in Israel where the Company derives benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. Certain of the Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. The Company accrues royalties to the OCS for the sale of products incorporating technology developed in these projects. During the year ended January 31, 2002, one of the Company's subsidiaries entered into an agreement with the OCS whereby the subsidiary agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, the subsidiary will receive lower amounts from the OCS than it has historically received, but will not have to pay royalties on such future grants. In addition, under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The amounts reimbursed by the OCS for the years ended January 31, 2000, 2001 and 2002 were $16,797,000, $21,508,000 and $9,980,000, respectively.

4.      SHORT-TERM INVESTMENTS

        The Company classifies all of its short-term investments as available-for-sale securities. The following is a summary of available-for-sale securities as of January 31, 2002:

                                                               Gross             Gross          Estimated
                                                            Unrealized         Unrealized         Fair
                                             Cost              Gains             Losses           Value
                                           --------------------------------------------------------------
                                                                    (In thousands)
        Corporate debt securities          $120,492          $  1,481          $    208          $121,765
        U.S. Government bonds                86,128               346                 -            86,474
        U.S. Government
         agency bonds                       270,520             1,147                 -           271,667
                                           --------          --------          --------          --------
        Total debt securities               477,140             2,974               208           479,906
                                           --------          --------          --------          --------

        Common stock                         20,466             3,037             2,180            21,323
        Mutual funds investing in
           U.S. government and
           agencies obligations               5,763                97                 -             5,860
        Preferred stock                       1,523               579                 -             2,102
                                           --------          --------          --------          --------
        Total equity securities              27,752             3,713             2,180            29,285
                                           --------          --------          --------          --------

                                           $504,892          $  6,687          $  2,388          $509,191
                                           ========          ========          ========          ========

        The following is a summary of available-for-sale securities as of
        January 31, 2001:
                                                               Gross             Gross          Estimated
                                                            Unrealized         Unrealized         Fair
                                             Cost              Gains             Losses           Value
                                           --------------------------------------------------------------
                                                                    (In thousands)

         Corporate debt securities          $339,182          $    462          $  4,360          $335,284
         U.S. Government bonds                18,003               674                 -            18,677
         U.S. Government
          agency bonds                        60,050                 7                 9            60,048
                                            --------          --------          --------          --------
         Total debt securities               417,235             1,143             4,369           414,009
                                            --------          --------          --------          --------

         Common stock                         28,072            10,561                 -            38,633
         Mutual funds investing in
            U.S. government and
            agencies obligations               1,863                85                 -             1,948
         Preferred stock                       2,863               282                 -             3,145
                                            --------          --------          --------          --------
         Total equity securities              32,798            10,928                 -            43,726
                                            --------          --------          --------          --------

                                            $450,033          $ 12,071          $  4,369          $457,735
                                            ========          ========          ========          ========

        During the year ended January 31, 2002, the gross realized gains on sales of securities totaled approximately $25,252,000, and the gross realized losses totaled approximately $18,855,000. During the year ended January 31, 2001, the gross realized gains on sales of securities totaled approximately $9,905,000, and the gross realized losses totaled approximately $8,394,000. During the year ended January 31, 2000, the gross realized gains on sales of securities totaled approximately $11,652,000, and the gross realized losses totaled approximately $4,613,000. The basis on which cost was determined in computing realized gain or loss is by the first-in, first-out method.

        The amortized cost and estimated fair value of debt securities at January 31, 2002, by contractual maturity, are as follows:

                                                                                   Estimated
                                                                Cost               Fair Value
                                                                ----               ----------
                                                                      (In thousands)
        Due in one year or less                             $   157,339             $   158,093
        Due after one year through three years                  198,423                 199,433
        Due after three years                                   121,378                 122,380
                                                             ----------              ----------

                                                            $   477,140             $   479,906
                                                            ===========             ===========


5.      INVENTORIES

        Inventories consist of:
                                                                                     January 31,
                                                                                     -----------
                                                                           2001                       2002
                                                                           ----                       ----
                                                                                   (In thousands)

                      Raw materials                                    $    49,014                 $    30,989
                      Work in process                                       27,423                      12,049
                      Finished goods                                        39,362                      12,986
                                                                       -----------                 -----------

                                                                       $   115,799                 $    56,024
                                                                       ===========                 ===========

6.       PROPERTY AND EQUIPMENT

        Property and equipment consists of:
                                                                                     January 31,
                                                                                     -----------
                                                                           2001                       2002
                                                                           ----                       ----
                                                                                   (In thousands)


                      Fixtures and equipment                           $   242,922                 $   275,826
                      Land                                                  27,569                      29,061
                      Software                                              24,293                      30,201
                      Transportation vehicles                                1,263                       1,387
                      Leasehold improvements                                11,832                      11,817
                                                                       -----------                 -----------
                                                                           307,879                     348,292
                      Less accumulated depreciation
                             and amortization                             (124,435)                   (166,531)
                                                                       ------------                ------------

                                                                       $   183,444                 $   181,761
                                                                       ===========                 ===========

7.      OTHER ASSETS

        Other assets consist of:
                                                                                     January 31,
                                                                                     -----------
                                                                           2001                       2002
                                                                           ----                       ----
                                                                                   (In thousands)
           Software development costs, net of
              accumulated amortization
              of $25,959 and $28,338                                   $    28,325                 $    39,313
           Debt issue costs, net of accumulated
              amortization of $3,157 and $2,737                             15,784                       8,775

           Other assets                                                     25,156                       8,693
                                                                       -----------                 -----------


                                                                       $    69,265                 $    56,781
                                                                       ===========                 ===========


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

       The table below sets forth the separate and combined results of the Company and Loronix for the fiscal year ended January 31, 2000:

                                                             CTI              Loronix            Combined
                                                             ---              -------            --------
                                                               (In thousands, except per share data amounts)
          January 31, 2000
          Sales                                           $    872,190        $   37,477         $    909,667
          Net income                                      $    170,261        $    2,886         $    173,147
          Earnings per share - diluted                    $       1.07                           $       1.08

       The consolidated statement of income data combines the historical statement of income data of the Company for the fiscal year ended January 31, 2000 with the historical statement of income data of Loronix for the fiscal year ended December 31, 1999. Loronix's net loss for the period from July 1, 2000 through July 31, 2000 of approximately $705,000 has been excluded from the Company's consolidated statement of income for the year ended January 31, 2001 as a result of conforming fiscal years and has been included as an adjustment to retained earnings.

       In July 2000, the Company acquired all of the outstanding stock of Syborg Informationsysteme GmbH, ("Syborg") a company that develops software-based digital voice and internet recording systems, for 201,251 shares of the Company's common stock. The combination was accounted for as a pooling of interests. The Company did not restate prior financial statements for this acquisition due to immateriality and recorded the book value of the net assets of Syborg of approximately $(475,000) in the statement of stockholders' equity.

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

       In connection with the above acquisitions, the Company has charged $2,016,000 and $15,971,000, respectively, to operations in the years ended January 31, 2000 and 2001 for merger related charges. Such charges relate to the following:

                Asset write-downs and impairments
                                                                          Year Ended
                                                                        January 31, 2001
                                                                        ----------------
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


9.       WORKFORCE REDUCTION AND RESTRUCTURING

       During the year ended January 31, 2002, the Company took steps to better align its cost structure with the current business environment, to improve the efficiency of its operations and to better position the Company to realize emerging opportunities. These steps included a reduction in workforce announced in April 2001 and a restructuring plan announced in December 2001.

       In connection with these actions, the Company has charged $63,562,000 to operations in the year ended January 31, 2002. Such charges relate to the following:

                                                                                              Accrual
                                  Restructuring                                             Balance at
                                    And Other             Cash               Non-cash       January 31,
                                     Charges            Payments              Charges          2002
                                     -------            --------              -------          ----
                                                                (In thousands)
       Severance and related         $27,685              $15,823            $      -        $11,862
       Facilities                     24,347                    -                   -         24,347
       Inventory                       4,000                    -               4,000              -
       Property and equipment          4,620                    -               4,620              -
       Capitalized software            2,910                    -               2,910              -
                                     -------              -------             -------        -------
       Total                         $63,562              $15,823             $11,530        $36,209
                                     =======              =======             =======        =======

       Severance and related costs consist primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The accrual balance of $11,862,000 is expected to be paid by October 31, 2002.

       Facilities costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities to be vacated primarily in the United States and Israel as a result of the restructuring plan. The accrual balance of $24,347,000 is expected to be paid at various dates through January 2011.

       In connection with the restructuring plan, the Company changed its organizational structure and product offerings. As a result, certain inventory, property and equipment and capitalized software became impaired and were written-off.

10.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of:

                                                                                     January 31,
                                                                                     -----------
                                                                           2001                       2002
                                                                           ----                       ----
                                                                                   (In thousands)

                        Accounts payable                               $    87,999                $   113,566
                        Accrued salaries                                    37,479                     48,074
                        Accrued vacation                                    18,940                     21,092
                        Accrued royalties                                   40,670                     41,105
                        Accrued restructuring                                    -                     36,209
                        Other accrued expenses                             103,833                     62,356
                                                                       -----------                -----------

                                                                       $   288,921                $   322,402
                                                                       ===========                ===========


11.      CONVERTIBLE DEBENTURES

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

       In June 1998, the Company issued $300,000,000 of convertible subordinated debentures bearing interest at 4.50% per annum, payable semi-annually. In June 2001, the Company called these debentures for redemption. The debentures were converted into 13,953,462 shares of common stock.

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

        The Company is obligated under an agreement with its chief executive officer to provide a severance payment upon the termination of his employment with the Company. Approximately $2,270,000 and $2,631,000 has been accrued as of January 31, 2001 and 2002, respectively, relating to this liability.

13.      COMMON STOCK

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

        Increase in Authorized Common Shares - At the Annual Meeting of Shareholders held on September 15, 2000, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase from 300,000,000 to 600,000,000 the aggregate number of authorized common shares of the Company.

        Issuance of Subsidiary Stock - In April 2000, a subsidiary of the Company, Ulticom, Inc. ("Ulticom"), issued 4,887,500 shares of its common stock in an initial public offering. Proceeds from the offering, based on the offering price of $13.00 per share, totaled approximately $58,062,000, net of offering expenses. In October 2000, Ulticom issued an additional 2,843,375 shares of its common stock in a public offering. Proceeds from the offering, based on the offering price of $50.00 per share, totaled approximately $137,169,000, net of offering expenses. The Company recorded a gain of approximately $145,854,000 which was recorded as an increase in stockholders' equity as a result of these issuances. As of January 31, 2002, the Company's ownership interest in Ulticom was approximately 72.4%.

14.     STOCK OPTIONS

       Employee Stock Options - At January 31, 2002, 33,089,823 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 1,834,615 shares were available for future grant under Comverse's Stock Option Plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to four years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

       The changes in the number of options were as follows:

                                                                          Year Ended January 31,
                                                              -----------------------------------------------
                                                              2000                  2001                 2002
                                                              ----                  ----                 ----
       Outstanding at beginning of year                     21,243,496            23,810,758          26,163,560
       Options from pooling



              of interests transactions                        224,758               820,882                   -
       Granted during the year                               8,589,990             9,306,315           9,945,007
       Exercised during the year                            (5,477,611)           (6,989,653)         (1,463,467)
       Canceled, terminated and expired                       (769,875)             (784,742)         (1,555,277)
                                                          -------------         -------------       -------------

       Outstanding at end of year                           23,810,758            26,163,560          33,089,823
                                                          ============          ============        ============

       At January 31, 2002, options to purchase an aggregate of 12,616,756 shares were vested and currently exercisable under the option plans and options to purchase an additional 20,473,067 shares vest at various dates extending through the year 2005.

       Weighted average option exercise price information was as follows:

                                                                       Year Ended January 31,
                                                              -----------------------------------------------

                                                              2000                  2001                  2002
                                                              ----                  ----                  ----

       Outstanding at beginning of year                     $  9.59               $ 22.14               $ 45.66
       Assumed from pooling of interests                       3.16                  3.21                      -
       Granted during the year                                43.98                 84.83                 18.03
       Exercised during the year                               8.23                 14.45                 11.43
       Canceled, terminated and expired                       11.96                 31.01                 56.73
       Exercisable at year end                                 9.05                 14.73                 31.23

       Significant option groups outstanding at January 31, 2002 and related weighted average price and life information were as follows:

                                          Weighted Average        Weighted                          Weighted
       Range of              Number            Remaining           Average            Number         Average
       Exercise Price      Outstanding      Contractual Life     Exercise Price     Exercisable    Exercise Price
       --------------      -----------      ----------------     --------------     -----------    --------------
       $ 0.01 -   10.42      6,837,711            5.74              $  9.06           6,156,650        $  9.26
       $10.71 -   14.75      1,478,273            5.28                13.50           1,417,050          13.48
       $14.82 -   16.05      9,355,953            9.69                16.04              52,629          15.23
       $17.28 -   52.97      6,744,407            7.73                44.81           2,734,653          44.97
       $56.49 -  119.69      8,673,479            8.70                84.56           2,255,774          86.08
                         -------------            ----                -----           ---------          -----
                            33,089,823            8.02               $38.31          12,616,756        $ 31.23
                         =============            ====               ======          ==========        =======


       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced by approximately $45,239,000, $87,112,000 and $181,837,000 or $0.27, $0.47
       and $1.00 per diluted share for the years ended January 31, 2000, 2001 and 2002, respectively. The weighted average fair value of the options granted for the years ended January 31, 2000, 2001 and 2002, respectively, is estimated at $21.54, $50.38 and $10.85 on the date of grant (using the Black-Scholes option pricing model) with the following weighted average assumptions for the years ended January 31, 2000, 2001 and 2002, respectively: volatility of 56%, 65% and 76%; risk-free interest rate of 5.9%, 5.5% and 4.0%; and an expected life of 4.1, 4.9 and 4.3 years.

       Options on Subsidiary Shares - In accordance with the requirements of his employment agreement, the chief executive officer of the Company holds options to acquire up to 7.5% of the shares of certain subsidiaries, other than Comverse, Inc. In addition, the Company has granted options to certain other employees to acquire shares of certain subsidiaries, other than Comverse, Inc. Such option issuances are not tied to the performance of the subsidiaries, but are intended to incentivize employees in the units for which they have direct responsibility. The portion of the shares of the subsidiaries upon which such options have been granted varies among the subsidiaries affected, not exceeding in any instance 20% of the shares outstanding assuming exercise in full. The options have terms of up to 15 years and become exercisable and vest over various periods ranging up to seven years from the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by a committee of the Board of Directors.

15.    WARRANTS

       In November 1995, the Company entered into an agreement to supply its products to a customer. Pursuant to this agreement, the Company issued warrants to purchase shares of its common stock at an exercise price of $7.18 per share. As of January 31, 2002, all such warrants were exercised.


16.    EMPLOYEE STOCK PURCHASE PLAN

       Under the 1997 Employee Stock Purchase Plan ("ESPP"), all employees who had completed three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The number of shares available under the ESPP is 2,000,000, of which 1,114,000 had been issued as of January 31, 2002.

17.    EARNINGS PER SHARE ("EPS")

        Basic earnings per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings per share for the years ended January 31, 2000, 2001 and 2002 was as follows:

                                     January 31, 2000               January 31, 2001              January 31, 2002
                                -----------------------------  --------------------------   ----------------------
                                                  Per Share                    Per Share                    Per Share
                                 Income   Shares   Amount      Income    Shares  Amount      Income    Shares Amount
                                                          (In thousands, except per share data)
        Basic EPS
        Net Income              $173,147    145,889 $ 1.19    $ 249,136   161,496  $ 1.54   $ 54,619   179,311    $0.30
                                                    ======                         ======                         =====

        Effect of Dilutive
             Securities
        Options and warrants                13,905                         14,514                        7,123
        Convertible debentures     19,399   19,192               14,552    13,954
                                   ------ --------  ------    ---------  --------  ------   --------   -------  -------

        Diluted EPS             $192,546   178,986  $ 1.08    $263,688   189,964   $ 1.39   $54,619    186,434    $0.29
                                ========   =======  ======    ========   =======   ======   =======  =========    =====

        Debentures convertible into 1,059,855 weighted average shares and 11,291,352 weighted average shares as of January 31, 2001 and January 31, 2002, respectively, were not included in the computation of diluted EPS because the effect of including them would not be dilutive.

18.     INTEREST AND OTHER INCOME (EXPENSE), NET

        Interest and other income (expense), net, consists of the following:

                                                                              Year Ended January 31,
                                                                       2000            2001            2002
                                                                       ----            ----            ----
                                                                                  (In thousands)
                  Interest and dividend income                       $  36,872      $   63,607    $    71,210
                  Interest expense                                     (19,423)        (18,031)       (18,344)
                  Investment gains (losses), net                         7,039           1,511        (37,079)
                  Foreign currency gains (losses), net                  (9,422)           (646)       (20,788)
                  Other, net                                             1,529         (13,102)          (788)
                                                                     ---------      -----------   ------------
                                                                     $  16,595      $   33,339    $    (5,789)
                                                                     =========      ==========    ============

19.     INCOME TAXES

        The provision for income taxes consists of the following:

                                                                               Year Ended January 31,
                                                                       2000            2001            2002
                                                                       ----            ----            ----
                                                                                  (In thousands)
           Current:
             Federal                                               $      171       $    1,507      $    6,288
             State                                                        769              844             779
             Foreign                                                   14,743           16,698           6,631
                                                                   ----------       ----------      ----------

                                                                       15,683           19,049          13,698
                                                                   ----------       ----------      ----------

           Deferred (benefit):
             Federal                                                      (49)             (37)         (9,077)
             State                                                          5              (88)           (162)
             Foreign                                                       59              (97)            (23)
                                                                   ----------       -----------     -----------

                                                                           15             (222)         (9,262)
                                                                   ----------       -----------     -----------

                                                                   $   15,698       $   18,827      $    4,436
                                                                   ==========       ==========      ==========


        The reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                 Year Ended January 31,
                                                                       2000            2001              2002
                                                                       ----            ----              ----

                  U.S. Federal statutory rate                            35%               35%            35%
                  Consolidated worldwide income
                       in excess of U.S. income                         (36)              (38)           (47)
                  Foreign income taxes                                    8                 6             11
                  Other                                                   1                 4              9
                                                                     --------         ---------      ---------
                  Company's effective tax rate                            8%                7%             8%
                                                                     =======          ========       ========


         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset and liability at January 31, 2001 and 2002 is as follows:

                                                                                            January 31,
                                                                                            -----------
                                                                                     2000                2002
                                                                                     ----                ----
                                                                                          (In thousands)
           Deferred tax liability:
             Expenses deductible for tax purposes and
               not for financial reporting purposes                                $        -          $       -
             Unrealized gain on available-for-sale securities                           2,785              1,080
                                                                                   ----------          ---------
                                                                                   $    2,785          $   1,080
                                                                                   ==========          =========
           Deferred tax asset:
             Reserves not currently deductible                                     $   14,173          $  43,532
             Tax loss carryforwards                                                   198,135            253,703
             Inventory capitalization                                                     512                118
                                                                                   ----------          ---------
                                                                                      212,820            297,353
           Less: valuation allowance                                                 (209,452)          (285,801)
                                                                                   -----------         ----------

                 Total deferred tax asset                                          $    3,368          $  11,552
                                                                                   ==========          =========

        At January 31, 2002, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $686 million, which begin to expire in 2018.

        Income tax has not been provided on unrepatriated earnings of foreign subsidiaries as currently it is the intention of the Company to reinvest such foreign earnings in their operations.


20.     BUSINESS SEGMENT INFORMATION

        The Company's reporting segments are as follows:

        Enhanced Services Solutions Products - Enable telecommunications service providers to offer a variety of revenue-generating services accessible to large numbers of simultaneous users. These services include a broad range of integrated multimodal messaging, information distribution and personal communications services, such as call answering with one-touch call return, voicemail, IP-based unified messaging (voice, fax and email in a single mailbox, media conversion such as email to voice and visual mailbox presentation), prepaid wireless calling services, wireless data and Internet-based services such as short messaging services, wireless information and entertainment services, multimedia messaging services, and wireless instant messaging interactive voice response, voice portal services, which are part of a voice-controlled portfolio of services such as voice dialing, voice-controlled Web browsing and voice-controlled messaging, and other applications.

        Service Enabling Signaling Software Products - Interconnect the complex circuit switching, database and messaging systems and manage vital number, routing and billing information that form the backbone of today's public telecommunications networks. These products also are embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as voice over the Internet and Internet offload. This segment represents the Company's Ulticom subsidiary.

        Security and Business Intelligence Recording Products - Provides analytic solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. The software generates actionable intelligence through the collection, retention and analysis of voice, fax, video, email, Internet and data transmissions from multiple types of communications networks. This segment represents the Company's Verint subsidiary.

        All Other - Includes other miscellaneous operations.

        The table below presents information about operating income/loss and segment assets as of and for the years ended January 31, 2000, 2001 and 2002:

                                                   Service       Security and
                                   Enhanced        Enabling        Business
                                   Services        Signaling     Intelligence
                                   Solutions       Software        Recording        All     Reconciling   Consolidated
                                   Products        Products        Products        Other       Items        Totals
                              -------------------------------------------------------------------------------------------
                                                                  (In thousands)
        Year Ended
        January 31, 2000
        ----------------

        Sales                   $    755,597      $   25,831     $  115,551   $   19,494    $    (6,806)  $    909,667

        Operating Income
               (Loss)           $    191,086      $    2,809     $   (9,530)  $   (2,043)   $   (10,072)  $    172,250

        Total Assets            $    694,872      $   17,794     $   99,183   $   39,512    $   521,486   $  1,372,847

        Year Ended
        January 31, 2001
        ----------------


        Sales                   $  1,032,860      $   47,441     $  139,252   $   15,233    $    (9,728)  $  1,225,058

        Operating Income
               (Loss)           $    251,748      $    8,356     $   (5,963)(1)$  (1,955)   $   (17,562)(2)$   234,624

        Total Assets            $  1,041,622      $  232,187     $  118,484   $   80,571    $ 1,152,400   $  2,625,264

        Year Ended
        January 31, 2002
        ----------------


        Sales                   $  1,080,694      $   58,156     $  131,235   $   9,966     $    (9,833)   $ 1,270,218

        Operating Income
             (Loss)             $     66,105(3)   $    8,523     $   (2,533)(4)$   (984)    $    (6,267)  $     64,844

        Total Assets            $  1,168,075      $  240,675     $  116,726   $  56,930     $ 1,121,757   $  2,704,163

       (1) Operating income, excluding acquisition expenses of $10,909,000, would have been $4,946,000.
       (2) Includes acquisition expenses of $5,062,000.
       (3) Operating income, excluding restructuring charges of $60,808,000, would have been $126,913,000.
       (4) Operating income, excluding restructuring charges of $2,754,000, would have been $221,000.


Reconciling items consist of the following:

          Sales - elimination of intersegment revenues.
          Operating Income (Loss) - elimination of intersegment operating income and corporate operations. Total Assets - elimination of intersegment receivables and unallocated corporate assets.


          Sales by country, based on end-user location, as a percentage of total sales, for the years ended January 31, 2000, 2001 and 2002 were as follows:

                                                                                January 31,
                                                                                -----------
                                                               2000                 2001                2002
                                                               ----                 ----                ----
                           United States                        24%                  25%                  30%
                           Germany                              10                   11                   12
                           Other foreign                        66                   64                   58
                                                              -------              -------             --------
                           Total                               100%                 100%                 100%
                                                              =======              =======             ========

           No customer accounted for 10% or more of sales for the years ended
           January 31, 2000, January 31, 2001 or January 31, 2002.

           Long-lived assets by country of domicile consist of:

                                                                                            January 31,
                                                                                     2001                2002
                                                                                     ----                ----
                                                                                          (In thousands)

                 United States                                                     $  182,473        $   128,681
                 Israel                                                               142,569            158,726
                 Other                                                                  8,625             10,850
                                                                                   ----------        -----------

                                                                                   $  333,667        $   298,257
                                                                                   ==========        ===========

21.     COMMITMENTS AND CONTINGENCIES

        Leases - The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $22,500,000, $28,304,000 and $36,461,000 in the years ended January 31, 2000, 2001 and 2002, respectively.

       As of January 31, 2002, the minimum annual rent obligations of the Company were approximately as follows:

                  Twelve Months Ended
                       January 31,                             Amount
                       -----------                             ------
                                                           (In thousands)

                          2003                             $    34,007
                          2004                                  30,234
                          2005                                  20,253
                          2006                                  18,981
                     2007 and thereafter                        33,666
                                                           -----------

                                                           $   137,141
                                                           ===========

       Employment Agreements - The Company is obligated under employment contracts with Kobi Alexander, its Chairman and Chief Executive Officer, to provide salary, bonuses, insurance and fringe benefits through January 31, 2004. Minimum salary payments under the contracts currently amount to $672,000 per year. The executive is entitled to annual bonuses equal to at least 2.75% of the Company's consolidated after-tax net income during each year, determined without regard to acquisition-related expenses and charges. During the year ended January 31, 2002, Mr. Alexander was entitled to receive $672,000 in salary and a bonus of approximately $1,500,000. Mr. Alexander voluntarily forfeited ninety percent (90%) (approximately $1,955,000) of such amount, resulting in total cash compensation, excluding amounts paid for accrued vacation, of approximately $217,000. Following termination or expiration of the term of employment, the executive is entitled to receive a severance payment equal to $112,736 times the number of years from the beginning of his employment with the Company, the amount of which payment increases at the rate of 10% per annum compounded for each year of employment following December 31, 2000, plus continued fringe benefits for three years and insurance coverage for up to 10 years. If the executive's employment is terminated by the Company without "cause", or by the executive for "good reason" (as those terms are defined in the agreement), the executive is entitled to additional payments attributable to the salary, bonus and the monetary equivalence of other benefits which he otherwise would have expected to receive for a period of three years or the balance of the agreement term, whichever is longer. If such termination occurs following a change in control of the Company, the required additional payment is three times the executive's annual salary and bonus, and the executive is additionally entitled to the accelerated vesting of all retirement benefits and stock options, and payments sufficient to reimburse any associated excise tax liability and income tax resulting from such reimbursement. The agreements also provide for the executive to receive options entitling him to purchase 7-1/2% of the equity of Comverse's subsidiaries, other than Comverse, Inc., at prices equal to the higher of the book value of the underlying shares at the date of option grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors. These options, as well as any options granted the executive under the Company's stock option or stock incentive plans, become fully vested, exercisable and nonforfeitable in the event of a change in control of the Company, the termination of the executive's employment by the Company without cause or by the executive for good reason, or the executive's death or disability. Insurance benefits include life insurance providing cumulative death benefits of approximately $40,000,000, including amounts provided under a split dollar arrangement through which the Company is to be reimbursed premiums from the benefit payments or cash surrender value.

        Most other employment agreements of the Company are terminable with or without cause with prior notice of 90 days or less. In certain instances, the termination of employment agreements without cause entitles the employees to certain benefits, including acceleration of the vesting of stock options and severance payments of as much as one year's compensation.

        Licenses and Royalties - The Company licenses certain technology, "know-how" and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements entered into in connection with research and development financing. The Company currently pays royalties on certain of its product sales in varying amounts based upon the revenues attributed to the various components of such products. Royalties typically range up to 6% of net sales of the related products and, in the case of royalties due to government funding sources in respect of research and development projects, are required to be paid until the funding organization has received total royalties up to the amounts received by the Company under the approved project budgets.

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

        Investments - In 1997, a subsidiary of CTI and Quantum Industrial Holdings Ltd. organized two new companies to make investments, including investments in high technology ventures. Each participant committed a total of $37,500,000 to the capital of the new companies, for use as suitable investment opportunities are identified. Quantum Industrial Holdings Ltd. is a member of the Quantum Group of Funds managed by Soros Fund Management LLC. and affiliated management companies. As of January 31, 2001 and 2002, the Company has invested approximately $22,640,000 and $25,026,000 respectively, related to these ventures which are included in the caption "Investments" in the accompanying balance sheets. In addition, the Company has committed $27,726,000 to various companies, ventures and funds which may be called at the option of the investee.

        Guaranties - The Company has obtained bank guaranties primarily for performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $23,421,000 at January 31, 2002, are to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 2002.

        Litigation - On or about October 19, 2001, Kevin Beier v. Comverse Technology, Inc., et al., CV 016972, the first of four virtually identical purported securities class action complaints was filed against CTI and certain of its executive officers in the United States District Court for the Eastern District of New York. The four actions were consolidated into the Beier action on January 15, 2002 and an amended consolidated complaint was filed on March 4, 2002. The consolidated complaint generally alleges violations of federal securities laws on behalf of individuals who allege that they purchased CTI's common stock during a purported class period between April 30, 2001 and July 10, 2001. The consolidated complaint seeks an unspecified amount in damages on behalf of persons who purchased CTI stock during the purported class period. The Company believes all claims in the complaints to be without merit and will vigorously defend against these claims.

        From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.

22.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                            January 31,
                                  ---------------------------------------------------------------
                                              2001                                2002
                                              ----                                ----
                                    Carrying        Estimated            Carrying       Estimated
                                     Amount        Fair Value             Amount       Fair Value
                                     ------        ----------             ------       ----------
                                                           (In thousands)
       Liabilities:
         Convertible debentures   $   900,000      $ 2,307,000         $   600,000    $   471,000

        Cash and Cash Equivalents, Bank Time Deposits, Short-Term Investments, Accounts Receivable, Investments, and Accounts Payable - The carrying amounts of these items are a reasonable estimate of their fair value.

        Convertible Debentures - The fair value of these securities is estimated based on quoted market prices or recent sales for those or similar securities.

        The fair value estimates presented herein are based on pertinent information available to management as of January 31, 2002. Such amounts have not been comprehensively revalued for purposes of these financial statements since January 31, 2002, and current estimates of fair value may differ significantly from the amounts presented herein.


23.     EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS


        In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. The Statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and is to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years; however, early adoption is encouraged. The Company is currently evaluating the impact, if any, that SFAS No. 144 will have on its consolidated financial statements.

24.      SUBSEQUENT EVENT

         On February 1, 2002, Verint acquired the digital video recording business of Lanex, LLC. The Lanex business provides digital video recording solutions for security and surveillance applications primarily to North American banks. The purchase price consisted of $9.5 million in cash and a $2.2 million convertible note. The note is non-interest bearing and matures on February 1, 2004. The holder of the note may elect to convert the note, in whole or in part, into shares of Verint's common stock at a conversion price of $16.06 per share at any time on or after the completion of an initial public offering by Verint. The note is guaranteed by CTI. Pro forma results of operations have not been presented because the effects of this acquisition are not material.

25.      QUARTERLY INFORMATION (UNAUDITED)

        The following table shows selected results of operations for each of the quarters during the years ended January 31, 2001 and 2002:

                                                                        Fiscal Quarter Ended
                                     April 30,    July 31,   Oct. 31,   Jan. 31,     April 30,  July 31,    Oct. 31,    Jan. 31
                                       2000         2000       2000       2001         2001       2001        2001       2002
                                       ----         ----       ----       ----         ----       ----        ----       ----
        Sales                       $   268,469 $   292,070 $   317,966 $  346,553    $365,037    $345,090  $295,032   $ 265,059
        Gross profit                    161,538     176,754     193,185    210,923     222,415     198,439   169,822     154,062
        Net income (loss)                56,206      51,703      64,362     76,865      78,956      27,984     1,695     (54,016)

        Diluted earnings per share  $      0.32 $      0.30 $      0.35 $     0.41 $      0.43 $      0.15  $  0.01    $   (0.29)
                                    =========== =========== =========== ========== =========== ===========  =======    ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMVERSE TECHNOLOGY, INC.
                                      (Registrant)


April 26, 2002                 By:    S/ Kobi Alexander
                                      ---------------------------------------
                                      Kobi Alexander, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

S / Kobi Alexander                                          April 26, 2002
--------------------------------------------
Kobi Alexander,
Chairman of the Board and
Chief Executive Officer; Director


S / Itsik Danziger                                          April 26, 2002
--------------------------------------------
Itsik Danziger, President; Director


S / David Kreinberg                                         April 26, 2002
--------------------------------------------
David Kreinberg,
Chief Financial Officer


S / Zvi Alexander                                           April 26, 2002
--------------------------------------------
Zvi Alexander, Director


S / John H. Friedman                                        April 26, 2002
--------------------------------------------
John H. Friedman, Director


S / Francis E. Girard                                       April 26, 2002
--------------------------------------------
Francis E. Girard, Director


S / Ron Hiram                                               April 26, 2002
--------------------------------------------
Ron Hiram, Director


S / Sam Oolie                                               April 26, 2002
--------------------------------------------
Sam Oolie, Director


S / William F. Sorin                                        April 26, 2002
--------------------------------------------
William F. Sorin, Director


S / Shaula A. Yemini                                        April 26, 2002
--------------------------------------------
Dr. Shaula A. Yemini, Director