Form 10-K/A
period 2002-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2002-05-29
CIK 803014

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

                   for the Fiscal Year ended January 31, 2002


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

                                       [X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant on May 6, 2002 was approximately $2,147,000,000. The closing price of the registrant's common stock on the NASDAQ National Market System on May 6, 2002 was $11.50 per share.

        There were 186,889,781 shares of the registrant's common stock outstanding on May 6, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

        None.






Medalist is a registered trademark, and Comverse, Comverse Technology and Trilogue are trademarks, of the Company. LORONIX is a registered trademark, and Intelligent Recording, OpenStorage Portal, RELIANT, STARGATE, ULTRA, Universal Database and Verint Systems are trademarks, of Verint Systems Inc., a subsidiary of the Company. Signalware and Ulticom are registered trademarks of Ulticom, Inc., a subsidiary of the Company.

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

       Name                                       Age                  Position with the Company
       ----                                       ---                  -------------------------
       Kobi Alexander(1)                          50                   Chairman of the Board of Directors, Chief
                                                                       Executive Officer and Director

       Itsik Danziger                             53                   President and Director

       Zeev Bregman                               40                   Chief Executive Officer of Comverse, Inc.

       Dan Bodner                                 43                   President and Chief Executive Officer
                                                                       of Verint Systems Inc.

       David Kreinberg                            37                   Vice President of Finance and Chief Financial
                                                                       Officer

       Zvi Alexander                              80                   Director

       John H. Friedman(2)(3)(4)                  49                   Director

       Francis E. Girard                          63                   Director

       Ron Hiram(2)(3)                            49                   Director

       Sam Oolie(1)(2)(3)(4)                      65                   Director

       William F. Sorin(1)(4)                     53                   Secretary and Director

       Shaula Alexander Yemini, Ph.D.             54                   Director

       ---------------
       (1)   Member of Executive Committee of the Board of Directors.
       (2)   Member of Audit Committee of the Board of Directors.
       (3)   Member of Remuneration and Stock Option Committee of the Board of Directors.
       (4)   Member of Corporate Planning and Structure Committee of the Board of Directors.

Background of Directors and Executive Officers

             Kobi Alexander. Mr. Alexander is a founder of the Company and has served as Chairman of the Board of Directors since September 1986 and as Chief Executive Officer since April 1987. Mr. Alexander has served as a director of the Company since its formation in October 1984. Mr. Alexander served as President of the Company from its formation in October 1984 until January 2001. Mr. Alexander also served as Co-Managing Director of the Company's wholly-owned Israeli subsidiary, Comverse Ltd., from its formation in 1982 until October 1986. From October 1984 to September 1986, Mr. Alexander served as Co-Chairman and Co-Chief Executive Officer of the Company. Prior to the formation of Comverse Ltd., in 1980 and 1981, Mr. Alexander served as an independent financial and business consultant to a number of multinational corporations. Between 1978 and 1980, Mr. Alexander worked in the Corporate Finance Department of Shearson Loeb Rhoades (currently Salomon Smith Barney, Inc.). Mr. Alexander received a B.A., magna cum laude, in Economics from the Hebrew University of Jerusalem in 1977, and an M.B.A. in Finance from New York University in 1980. He has served as the Chairman of the High-Tech Research and Development Section of the Israeli Association of Industrialists. Mr. Alexander is also Chairman of the Board and a director of Ulticom, Inc. ("Ulticom") and Verint Systems Inc. ("Verint").

             Itsik Danziger. Mr. Danziger has served as President of the Company since January 2001 and as a director of the Company since November 1998. Mr. Danziger also served as Chief Operating Officer of Comverse, Inc. ("Comverse") from January 1998 and additionally as its President from May 1999 until January 2001. From 1984, Mr. Danziger served in various management positions with the Company, including Vice President, Manager of the Network Systems Division and Manager of research and development. Prior to joining the Company, he was employed for 10 years by Tadiran Ltd. in a variety of technical and managerial capacities. Mr. Danziger received a B.Sc. and M.Sc., cum laude, in Electrical Engineering from the Technion, Israel Institute of Technology, in 1974 and 1984, respectively.

             Zeev Bregman. Mr. Bregman has served as Chief Executive Officer of Comverse since January 2001. From 1987, Mr. Bregman served in various management and marketing positions within the Company, including Vice President, EMEA Division of Comverse and Vice President, Trilogue Division of Comverse. Prior to joining the Company he was employed by Clarity Ltd. Mr. Bregman received a B.Sc., with high honors, in Mathematics and Computer Science and a M.Sc., with high honors, in Computer Science from Tel Aviv University. He also earned a Kellogg-Recanati International Executive MBA, a joint degree from the Faculty of Management of Tel-Aviv University and Northwestern University.

             Dan Bodner. Mr. Bodner has served as President and/or Chief Executive Officer of Verint since February 1994. From 1991 to 1998, Mr. Bodner also served as President and Chief Executive Officer of Comverse Government Systems Corp., a former affiliate of Verint. From 1987 to 1991, Mr. Bodner held various management positions with the Company. Prior to joining the Company, Mr. Bodner was employed for two years as Director of Software Development for Contahal Ltd. Mr. Bodner received a B.Sc., cum laude, in Electrical Engineering from the Technion, Israel Institute of Technology, in 1981 and a M.Sc., cum laude, in Telecommunications and Computer Science from Tel Aviv University in 1987. Mr. Bodner also serves as a director of Verint.

             David Kreinberg. Mr. Kreinberg has served as Vice President of Finance and Chief Financial Officer of the Company since May 1999. Previously, Mr. Kreinberg served as Vice President of Finance and Treasurer from April 1996 and as Vice President of Financial Planning from April 1994. Mr. Kreinberg is a Certified Public Accountant, and prior to joining the Company he served as a senior manager at Deloitte & Touche LLP. Mr. Kreinberg received a B.S., summa cum laude, in Accounting from Yeshiva University and an M.B.A. in Finance and International Business from Columbia Business School in 1986 and 1990, respectively. Mr. Kreinberg also is a director of Ulticom and Verint.

             Zvi Alexander. Mr. Alexander has served as a director of the Company since August 1989. Mr. Alexander has been engaged in the energy industry for more than 35 years. He served as Chief Executive Officer of the Israeli National Oil Company and its successor from 1966 through 1976, and has subsequently engaged in activities in the energy industry as a consultant and independent entrepreneur. Zvi Alexander is the father of Kobi Alexander and Shaula Alexander Yemini.

             John H. Friedman. Mr. Friedman has served as a director of the Company since June 1994. He is Managing Director of Easton Capital Corp., a private investment firm founded by Mr. Friedman in 1991. From 1989 to 1991, Mr. Friedman was a Managing Director of Security Pacific Capital Investors. Prior to joining that firm, he was a Managing Director of E. M. Warburg, Pincus & Co., Inc., where he was employed from 1981 to 1989. From 1978 to 1980, Mr. Friedman practiced law with the firm of Sullivan & Cromwell in New York City. Mr. Friedman received a B.A., magna cum laude, from Yale University and a J.D. from Yale Law School.

             Francis E. Girard. Mr. Girard has served as a director of the Company since January 1998. From January 2001 until January 2002, Mr. Girard also served as Vice Chairman of Comverse, and from January 1998 until January 2001, he served as Chief Executive Officer of Comverse. From May 1996 to January 1998, he served as President, Chief Executive Officer and a director of Boston Technology, Inc. ("Boston"), a company that was merged into the Company in January 1998. Prior to that, he served as Boston's Executive Vice President of World Sales. He joined Boston in January 1989 as Senior Vice President of Sales and assumed the position of Senior Vice President and General Manager of North American Markets in January 1994. From 1985 to 1989, he was Vice President of Sales, Marketing and Support of NEC Information Systems, Inc. From 1983 to 1985, Mr. Girard also served as Director of Marketing for the National Independent Sales Organization and Reseller Marketing Programs at Wang Laboratories, Inc. Mr. Girard also serves as a member of the board of directors of Artisoft, Inc. Mr. Girard holds a B.S. degree in Business from Merrimack College.

             Ron Hiram. Mr. Hiram has served as a director of the Company since June 2001. Mr. Hiram co-heads TeleSoft Partners' investment activities in Israel. TeleSoft Partners makes venture capital investments in telecommunication-focused companies and manages capital commitments in excess of $700 million in two funds. Prior to joining TeleSoft Partners, Mr. Hiram worked at Soros Fund Management LLC ("Soros"), focusing on private equity investments. Prior to joining Soros, Mr. Hiram worked at Lehman Brothers for twelve years, most recently serving as Managing Director. Since April 2000 he has served as a member of the board of directors of Ulticom. Mr. Hiram was previously a director of the Company in 1986 and 1987. Mr. Hiram received an M.B.A. from Columbia University in 1981.

             Sam Oolie. Mr. Oolie has served as a director of the Company since May 1986. Since August 1995, he has been Chairman of NoFire Technologies, Inc., a manufacturer of high performance fire retardant products. He has been Chairman of Oolie Enterprises, an investment company, since July 1985. He also served as a director of CFC Associates, a venture capital firm, from January 1984 to December 1999. He was Chairman of The Nostalgia Network, a cable television network, from April 1987 to January 1990 and was Vice Chairman and director of American Mobile Communications, Inc., a cellular telephone company, from February 1987 to July 1989. From February 1962 to July 1985, Mr. Oolie was Chairman, Chief Executive Officer and a director of Food Concepts, Inc., a provider of food services to institutions and hospitals. Mr. Oolie also serves as a director of NCT Group, formerly Noise Cancellation Technologies, Inc. Mr. Oolie received a B.S. from Massachusetts Institute of Technology in 1958 and an M.B.A. from Harvard Business School in 1961.

             William F. Sorin. Mr. Sorin has served as a director and Corporate Secretary of the Company since its formation in October 1984. He is an attorney engaged in private practice and is general counsel to the Company. Mr. Sorin received a B.A., Phi Beta Kappa, from Trinity College in 1970 and a J.D., cum laude, from Harvard Law School in 1973. Mr. Sorin is also a director of Ulticom and Verint.

             Shaula Alexander Yemini, Ph.D. Dr. Alexander Yemini has served as a director of the Company since August 1997. She is President and Chief Executive Officer of Systems Management Arts Incorporated ("SMARTS"), a private company that develops infrastructure management software. From June 1982 through the formation of SMARTS in 1993, Dr. Alexander Yemini held various research and managerial positions at International Business Machines Corporation ("IBM"), including serving as Senior Manager at IBM's T. J. Watson Center, where she built and managed the Distributed Systems Software Technology Department. Prior to her tenure at IBM, Dr. Alexander Yemini was an assistant professor of computer science at the Courant Institute of New York University. Dr. Alexander Yemini received a B.Sc. in Mathematics and Physics in 1972 and an M.Sc. in Applied Mathematics, cum laude, in 1974, both from the Hebrew University in Jerusalem, and a Ph.D. in Computer Science from the University of California at Los Angeles in 1980. Dr. Alexander Yemini is the sister of Kobi Alexander and the daughter of Zvi Alexander.

Committees of the Board of Directors

             The Board of Directors has four standing committees. The Executive Committee is empowered to exercise the full authority of the Board of Directors in circumstances when convening the full board is not practicable. The Audit Committee is responsible for reviewing audit procedures and supervising the relationship between the Company and its independent auditors. The Remuneration and Stock Option Committee is responsible for approving compensation arrangements for senior management of the Company and administering the Company's stock option plans. The Corporate Planning and Structure Committee reviews and makes recommendations to the board concerning issues of corporate structure and planning, including the formation and capitalization of subsidiaries of the Company, the structure of acquisition transactions, the terms of any stock options and other compensation arrangements in respect of subsidiaries of the Company, situations that might involve conflicts of interest relative to the Company and its subsidiaries and the terms of significant transactions between the Company and its subsidiaries. The Board of Directors does not have a nominating committee.

Item 11. Executive Compensation.

             The following table presents summary information regarding the compensation paid or accrued by the Company for services rendered during the fiscal years ended January 31, 2000, 2001 and 2002 by certain of its executive officers:

                                        SUMMARY COMPENSATION TABLE

                                                                                Long-Term
                                              Annual Compensation             Compensation
                                   ------------------------------------           Stock
     Name and                       Year                                          Option            All Other
Principal Position                 Ending          Salary         Bonus(2)        Grants(3)        Compensation(3)(4)
---------------------------        ------        --------        ------           ------           ------------
Kobi Alexander                   Jan. 2002       $   403,000(1) $      -    (1)    600,000         $  1,316,039
Chief Executive Officer          Jan. 2001       $   672,000    $  7,458,915       600,000         $  1,270,327
and Chairman of the              Jan. 2000       $   642,000    $  4,682,178       630,000         $  1,120,867
Board of Directors

Itsik Danziger                   Jan. 2002       $   168,287    $      -           200,000         $     44,088
President(5)                     Jan. 2001       $   179,340    $    420,000       200,000         $     45,914
                                 Jan. 2000       $   166,237    $    379,500       160,000         $     38,872

Zeev Bregman                     Jan. 2002       $   156,617    $      -           300,000         $     42,829
Chief Executive Officer,         Jan. 2001       $   151,939    $    420,000       250,000         $     38,327
Comverse(6)

Dan Bodner                       Jan. 2002       $   200,000    $     50,000        30,000         $      2,000
President and Chief
Executive Officer,Verint (7)

David Kreinberg                  Jan. 2002       $   187,303    $      -           125,000         $    211,067
Vice President of Finance        Jan. 2001       $   180,000    $    170,000       100,000         $    129,800
and Chief Financial Officer      Jan. 2000       $   160,000    $    100,000        75,000         $     10,080

Francis E. Girard
Chief Executive Officer,         Jan. 2001       $   385,008    $      -             -             $     26,000
Comverse(8)                      Jan. 2000       $   385,008    $    125,000         -             $     26,000


Carmel Vernia(9)
Chief Operating Officer;
Chief Executive Officer,         Jan. 2000       $   159,043    $      -             -             $     37,116
Verint

-------------------

                                                       /footnotes on next page /

                                                 /footnotes from previous table/


(1) Includes $217,402 of salary and $185,598 of payments in lieu of earned vacation. During the year ended January 31, 2002, Mr. Alexander was entitled to receive $672,000 in salary and a bonus of approximately $1,500,000. Mr. Alexander voluntarily forfeited ninety percent (90%) (approximately $1,955,000) of such amount.

(2) Includes bonuses accrued for services performed in the year indicated, regardless of the year of payment.

(3) See also "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares."

(4) Consists of miscellaneous items not exceeding $50,000 in the aggregate for any individual, including premium payments and contributions under executive insurance and training plans, 401(k) matching payments and, in the case of Mr. Alexander, the amount includes $360,665, $316,602 and $277,779 accrued in the years ended January 31, 2002, 2001 and 2000, respectively, for payments due on termination of employment pursuant to the terms of his employment agreements with the Company and $903,197, $905,679 and $825,000 paid in the years ended January 31, 2002, 2001 and 2000, respectively, in premiums for life insurance, of which $883,313, $825,000 and $825,000, respectively, was provided under split-dollar arrangements. The Company is entitled to reimbursement of the premiums paid under the split-dollar arrangements from the benefit payments or cash surrender value. In the case of Mr. Kreinberg, the amount includes $115,160 and $115,335 paid in the years ended January 31, 2002 and 2001, respectively, in premiums for life insurance, of which $113,000 for both years was provided under split-dollar arrangements. The Company is entitled to reimbursement of the premiums paid under the split-dollar arrangements from the benefit payments or cash surrender value. In the case of Mr. Kreinberg, the amount also includes $80,000 accrued in the year ended January 31, 2002 for payments due on the termination of his employment with the Company.

(5)      Mr. Danziger was promoted to President of the Company in January 2001.

(6) Mr. Bregman was promoted to Chief Executive Officer of Comverse in January 2001.

(7)      Mr. Bodner was promoted to Chief Executive Officer of Verint in
         December 1999.

(8) Mr. Girard served as Vice Chairman of Comverse from January 2001 until January 2002 and served as Chief Executive Officer of Comverse from January 1998 until January 2001. Mr. Girard currently serves as a director of the Company.

(9) Mr. Vernia served as Chief Operating Officer of the Company during the periods indicated and as Chief Executive Officer of Verint through December 1999. Mr. Vernia resigned from the Company effective April 2000.

             The following table sets forth information concerning options granted during the year ended January 31, 2002 to the executive officers of the Company identified above under its employee stock option plans:

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR
                                                                                       Potential Realizable Value
                                                                                       Assumed Annual Rates of
                                                                                       Stock Price Appreciation
                                   Individual Grants                                         For Option Term*
----------------------------------------------------------------------------------     --------------------------
                                       Percent of
                                         Total
                       Number of        Options      Exercise
                        Shares          Granted to     Price
                      Subject to        Employees       Per          Expiration
Name                    Option          in Period      Share             Date                  5%             10%
--------------------    ------        -------------  --------    -----------------           -----        ---------
Kobi Alexander           600,000          6.0%         $16.05      October 22, 2011    $   6,056,255    $   15,347,740
Itsik Danziger(1)        200,000          2.0%         $16.05      October 22, 2011    $   2,018,752    $    5,115,913
Zeev Bregman(2)          300,000          3.0%         $16.05      October 22, 2011    $   3,028,128    $    7,673,870
Dan Bodner(3)             30,000          0.3%         $16.05      October 22, 2011    $     302,813    $      767,387
David Kreinberg(4)       125,000          1.3%         $16.05      October 22, 2011    $   1,261,720    $    3,197,446
------------------

        *Represents the gain that would be realized if the options were held for their entire ten-year term and the value of the underlying shares increased at compounded annual rates of 5% and 10% from the fair market value at the date of option grants.

(1) Mr. Danziger also was granted options to purchase 11,742 shares of Verint at an exercise price of $8.69 per share with an expiration date of April 1, 2011. Assuming the options were held for their entire ten-year term and the value of the underlying shares increased at compounded annual rates of 5% and 10% from Verint's initial public offering price of $16.00 per share, the potential realizable value would be $204,021 and $385,289, respectively.

(2) Mr. Bregman also was granted options to purchase 11,742 shares of Verint at an exercise price of $8.69 per share with an expiration date of April 1, 2011. Assuming the options were held for their entire ten-year term and the value of the underlying shares increased at compounded annual rates of 5% and 10% from Verint's initial public offering price of $16.00 per share, the potential realizable value would be $204,021 and $385,289, respectively.

(3) Mr. Bodner also was granted options to purchase 48,925 shares of Verint at an exercise price of $8.69 per share with an expiration date of April 1, 2011. Assuming the options were held for their entire ten-year term and the value of the underlying shares increased at compounded annual rates of 5% and 10% from Verint's initial public offering price of $16.00 per share, the potential realizable value would be $849,940 and $1,605,223, respectively.

(4) Mr. Kreinberg also was granted options to purchase 8,806 shares of Verint at an exercise price of $8.69 per share with an expiration date of April 1, 2011. Assuming the options were held for their entire ten-year term and the value of the underlying shares increased at compounded annual rates of 5% and 10% from Verint's initial public offering price of $16.00 per share, the potential realizable value would be $153,007 and $288,950, respectively.


         The options have a term of ten years and become exercisable and vest in increments over the period of four years from the year of grant. The exercise price of the options is equal to the fair market value of the underlying shares at the date of grant.

         The following table sets forth, as to each executive officer identified above, the shares acquired on exercise of options during the year ended January 31, 2002, value realized, number of unexercised options held at January 31, 2002, currently exercisable and subject to future vesting, and the value of such options based on the closing price of the underlying shares on the NASDAQ National Market System of $21.37 on January 31, 2002, net of the associated exercise price.


                    OPTION EXERCISES AND YEAR-END VALUE TABLE

        Aggregate Option Exercises in the year ended January 31, 2002 and
                Value of Unexercised Options at January 31, 2002

                                                        Number of Unexercised                   Value of Unexercised
                         Shares                             Options Held                        In-the-Money Options
                        Acquired                         at January 31, 2002                 Held at January 31, 2002(6)
                           On          Value             -------------------                 ------------------------
Name                    Exercise     Realized        Exercisable     Unexercisable        Exercisable       Unexercisable
----                    --------     --------        -----------     -------------        -----------       -------------
Kobi Alexander(1)          -       $      -           3,802,236        1,552,500       $     39,420,885   $     5,323,875
Itsik Danziger(2)        60,000    $   5,982,962        302,500          467,500       $      2,071,171   $     1,490,375
Zeev Bregman(3)            -       $      -             197,500          585,000       $      1,035,724   $     2,022,375
Dan Bodner(4)              -       $      -              12,500           55,000       $        -         $       159,600
David Kreinberg(5)       14,290    $   1,454,813        101,560          245,000       $        528,626   $       750,275


             See "Security Ownership of Certain Beneficial Owners and Management
- Options to Purchase Subsidiary Shares" for informatio regarding the grant to certain executive officers of options to purchase shares of subsidiaries of the Company.

(1) Mr. Alexander acquired 116,356 shares of common stock of Verint on the exercise of options during the year ended January 31, 2002. In addition, as of January 31, 2002, Mr. Alexander also owns options to purchase (i) 359,573 shares of common stock of Verint valued at $4,254,369 based on Verint's initial public offering price of $16.00 per share, of which options to purchase 300,082 shares, valued at $3,652,112, were exercisable, (ii) 8.1 shares of common stock of Startel Corporation, all of which were exercisable and none of which were exercised during the year ended January 31, 2002, and (iii) 162 shares of common stock of CTI Capital Corporation, all of which were exercisable and none of which were exercised during the year ended January 31, 2002.

(2) Mr. Danziger realized $165,537 on the exercise of options to purchase 5,273 shares of Ulticom common stock during the year ended January 31, 2002. As of January 31, 2002, Mr. Danziger also owns options to purchase
       (i) 11,742 shares of common stock of Verint valued at $85,869 based on Verint's initial public offering price of $16.00 per share, all of which were unexercisable, and (ii) 43,818 shares of common stock of Ulticom valued at $292,880, of which options to purchase 7,000 shares were exercisable and valued at $46,788.

(3) Mr. Bregman realized $346,884 on the exercise of options to purchase 12,273 shares of Ulticom common stock during the year ended January 31, 2002. As of January 31, 2002, Mr. Bregman also owns options to purchase
       (i) 11,742 shares of common stock of Verint valued at $85,869 based on Verint's initial public offering price of $16.00 per share, all of which were unexercisable, and (ii) 36,818 shares of common stock of Ulticom, all of which were unexercisable and valued at $246,092.

(4) As of January 31, 2002, Mr. Bodner also owns options to purchase 195,696 shares of common stock of Verint valued at $1,813,627 based on Verint's initial public offering price of $16.00 per share, of which options to purchase 95,402 shares, valued at $958,302, were exercisable and none of which were exercised during the year ended January 31, 2002.

(5) Mr. Kreinberg realized $685,915 on the exercise of options to purchase 24,545 shares of Ulticom common stock during the year ended January 31, 2002. As of January 31, 2002, Mr. Kreinberg also owns options to purchase
       (i) 11,741 shares of common stock of Verint valued at $94,111 based on Verint's initial public offering price of $16.00 per share, of which options to purchase 1,958 shares, valued at $19,822, were exercisable and none of which were exercised, and (ii) 73,636 shares of common stock of Ulticom, all of which were unexercisable and valued at $492,183.

(6) Under a program approved by the Company's shareholders, eligible Company employees are being given the opportunity to voluntarily cancel unexercised stock options previously granted to them in exchange for replacement options that will be granted at a future date. Replacement options will be granted at a ratio of 0.85 new options for each existing option cancelled, at an exercise price equal to the fair market value of the Company's shares on the date of the re-grant, which currently is expected to be December 23, 2002. Participating employees will have until June 20, 2002 to submit options for cancellation.

Employment Agreements

             As described below, during the year ended January 31, 2002, Mr. Alexander was entitled to receive $672,000 in salary and a bonus of approximately $1,500,000. Mr. Alexander voluntarily forfeited ninety percent (90%) (approximately $1,955,000) of such amount, resulting in total cash compensation, excluding amounts paid for accrued vacation, of approximately $217,000.

             Mr. Alexander serves as Chairman of the Board and Chief Executive Officer of the Company under an agreement extending through January 31, 2004 at a current base annual salary of $630,000. Pursuant to the agreement, Mr. Alexander is entitled to receive bonus compensation in an amount to be negotiated annually, but not less than 2.75% of the Company's consolidated after tax net income in each year, determined without regard to the bonus and any acquisition-related expenses and charges. Mr. Alexander also receives various supplemental medical, insurance and other personal benefits from the Company under the terms of his employment, including the use of an automobile leased by the Company.

             Mr. Alexander serves as Chairman of the Board of Comverse Ltd. at a current basic compensation of $3,500 per month. Comverse Ltd. has also agreed to reimburse Mr. Alexander for certain business-related expenses, to provide him with the use of an automobile owned or leased by Comverse Ltd., and to pay certain amounts for his account into defined contribution insurance and training funds in Israel. Comverse Ltd. is also required to pay any taxes incurred by Mr. Alexander in respect of benefits provided to him under the agreement and certain professional fees incurred for the benefit of Mr. Alexander. In the event that Comverse Ltd. unilaterally terminates or fundamentally breaches the agreement, it must pay, as liquidated damages, an amount equal to the basic compensation due for the remainder of the term of the agreement plus an amount equal to the present value of all non-monetary benefits under the agreement. The present value of the non-monetary benefits under the agreement is not readily determinable but is estimated at approximately 25% of such salary.

             Following termination or expiration of the term of employment, Mr. Alexander is entitled to receive a severance payment equal to $112,736 times the number of years from the beginning of his employment with the Company, the amount of which payment increases at the rate of 10% per annum compounded for each year of employment following December 31, 2000, plus continued fringe benefits for three years and insurance coverage for up to 10 years. If Mr. Alexander's employment is terminated by the Company without "cause", or by Mr. Alexander for "good reason" (as those terms are defined in the agreement), he is entitled to additional payments attributable to the salary, bonus and the monetary equivalence of other benefits which he otherwise would have expected to receive for a period of three years or the balance of the agreement term, whichever is longer. If such termination occurs following a change in control of the Company, the required additional payment is three times Mr. Alexander's annual salary and bonus, and he is additionally entitled to the accelerated vesting of all retirement benefits and stock options, and payments sufficient to reimburse any associated excise tax liability and income tax resulting from such reimbursement. The agreements also provide for Mr. Alexander to receive options entitling him to purchase 7-1/2% of the equity of the Company's subsidiaries, other than Comverse, at prices equal to the higher of the book value of the underlying shares at the date of option grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by the Board of Directors. These options, as well as any options granted Mr. Alexander under the Company's stock option or stock incentive plans, become fully vested, exercisable and nonforfeitable in the event of a change in control of the Company, the termination of Mr. Alexander's employment by the Company without cause or by Mr. Alexander for good reason, or Mr. Alexander's death or disability. Insurance benefits include life insurance providing cumulative death benefits of approximately $40,000,000 including amounts provided under split dollar arrangements through which the Company is to be reimbursed premiums from the benefit payments or cash surrender value.

             Mr. Danziger is employed as President of the Company under an agreement providing for a base monthly salary at a current rate of approximately 59,000 Israeli shekels, subject to Israeli statutory cost of living adjustment (resulting in a current annual salary equal to approximately $144,000) and an annual bonus which is based on goals for Mr. Danziger and the Company. Mr. Danziger is entitled to receive various insurance and supplemental benefits and the use of an automobile owned or leased by the Company.

             Mr. Bregman is employed as Chief Executive Officer of Comverse under an agreement providing for a base monthly salary at a current rate of approximately 60,000 Israeli shekels, subject to Israeli statutory cost of living adjustment (resulting in a current annual salary equal to approximately $147,000) and an annual bonus which is based on goals for Mr. Bregman and Comverse. Mr. Bregman is entitled to receive various insurance and supplemental benefits and the use of an automobile owned or leased by the Company.

             Mr. Bodner is employed as President and Chief Executive Officer of Verint under an agreement providing for an annual salary of $200,000 and an annual bonus which is based on goals for Mr. Bodner and Verint. Mr. Bodner is entitled to receive various insurance and supplemental benefits and the use of an automobile owned or leased by the Company.

             Mr. Kreinberg is employed as Vice President of Finance and Chief Financial Officer of the Company under an agreement providing for an annual salary of $200,000 and an annual bonus which is based on goals for Mr. Kreinberg and the Company. Mr. Kreinberg is entitled to receive various insurance and supplemental benefits and the use of an automobile owned or leased by the Company.

Compensation of Directors

             Each director who is not an employee of the Company or otherwise compensated by the Company for services rendered in another capacity, and whose position on the Board of Directors is not attributable to any contract between the Company and such director or any other entity with which such director is affiliated, receives compensation in the amount of $2,750 for each meeting of the Board of Directors and of certain committees of the Board of Directors attended by such director during the year. Each of such eligible directors is also entitled to receive an annual stock option grant under the Company's Stock Option Plans entitling such director to purchase 27,000 shares of common stock at a price per share equal to the fair market value of the common stock as reported on the NASDAQ System on the date two business days after the publication of the audited year-end financial statements of the Company. Such options are subject to forfeiture to the extent of 5,400 shares per meeting in the event that the option holder, during the year of grant, fails to attend at least five meetings of the Board of Directors and any of its committees of which the option holder is a member. Each director who resides outside of the United States and is not an officer or employee of the Company is entitled to reimbursement of expenses incurred for attendance at meetings of the Board, up to the amount of $2,000 for each meeting attended.

Severance Benefits Following a Change in Control

             The Company has instituted severance benefits arrangements for eligible employees, other than the Chief Executive Officer (whose benefits are described above), due in the event of the termination of employment, within two years following a change in control of the Company, either by the Company without cause or by an employee under specified circumstances. Key executives, as designated from time to time by the Remuneration Committee, are generally entitled in the event of such termination following a change in control to receive (a) payment of salary and pro-rated bonus through the date of termination (computed at the rates then in effect or, if higher, during specified periods prior to the date of change in control), (b) an additional payment equal to the sum of annual salary and bonus (as so computed), (c) the accelerated vesting of all stock options and retirement benefits, (d) continuation for one additional year of certain employment-related benefits and
(e) in the discretion of the Remuneration Committee, a payment in an amount necessary to discharge without cost to the employee any excise tax imposed in respect of the payments due under the severance arrangement. Other employees are generally entitled to receive, in the event of the involuntary termination of their employment following a change in control, (a) payment of their then current salary through the date of termination, (b) an additional payment equal to one month of salary for each year of employment with the Company, up to twelve, prior to termination, (c) the accelerated vesting of stock options and retirement benefits and (d) continuation of certain employment-related benefits.


Compensation Committee Interlocks and Insider Participation

             Kobi Alexander, Chairman of the Board and Chief Executive Officer of the Company, serves as a member of the Board of Directors of SMARTS. Dr. Shaula Alexander Yemini, President and Chief Executive Officer of SMARTS and Mr. Alexander's sister, has been a director of the Company and has served as a member of the Remuneration and Stock Option Committee of the Company's Board of Directors since August 1997. In June 2001, Ron Hiram, who also is a director of SMARTS, became a director of the Company and replaced Dr. Alexander Yemini as a member of the Remuneration and Stock Option Committee.

Item 12.     Principal Shareholders and Security Ownership of Management.

             The following table identifies and sets forth certain information concerning the beneficial ownership of Common Stock by the executive officers of the Company, by each director of the Company and by each person known by the Company to beneficially own more than five percent of the issued and outstanding Common Stock. Except as otherwise noted, information is given as of May 6, 2002.

                                                                                     Number of           Percent
                                                                                       Shares            of Total
                                                                                    Beneficially        Outstanding
Beneficial Owner                      Relationship with the Company                   Owned(1)           Shares(2)
----------------                      -----------------------------                   --------           ---------
FMR Corporation                       Shareholder                                     19,245,355 (3)      10.3%
82 Devonshire Street
Boston, MA 02109

Massachusetts Financial
Services Company                      Shareholder                                     15,306,814 (3)       8.2%
500 Boylston Street
Boston, MA 02116

Legg Mason, Inc.                      Shareholder                                     12,930,133 (3)       6.9%
100 Light Street
Baltimore, MD 21202

Kobi Alexander                        Chairman of the Board,                           3,902,496(4)        2.0%
                                      Chief Executive Officer and Director

Itsik Danziger                        President and Director                             328,176(5)         *

Zeev Bregman                          Chief Executive Officer of                         229,186(6)         *
                                      Comverse

Dan Bodner                            President and Chief Executive                       48,274(7)         *
                                      Officer of Verint

David Kreinberg                       Vice President of Finance and                      131,788(8)         *
                                      Chief Financial Officer

Zvi Alexander                         Director                                            70,000            *

John H. Friedman                      Director                                            86,000            *

Francis E. Girard                     Director                                           712,859(9)         *

Ron Hiram                             Director                                            27,000(10)        *

Sam Oolie                             Director                                            65,000(11)        *

William F. Sorin                      Secretary and Director                              88,127(12)        *

Shaula Alexander Yemini, Ph.D.        Director                                            71,200(13)        *

All directors and executive
  officers as a group (12 persons)                                                     5,760,106           3.0%

-----------------

*        Less than 1%.

                                                       /footnotes on next page/


                                                 /footnotes from previous table/

(1) Includes outstanding shares and shares issuable upon the exercise of stock options that are exercisable at or within 60 days after May 6, 2002. Does not include shares issuable upon the exercise of stock options that are not exercisable until more than 60 days after May 6, 2002. The shares subject to stock options held by the individuals identified above as of May 6, 2002 consist of the following:

                                                                     Number of Shares of Common Stock
                                                                             Subject to Options
                                                      ----------------------------------------------------------------
                                                        Exercisable at or Within 60     Not Exercisable at or Within
                                                                 days after                     60 days after
                                                                May 6, 2002                      May 6, 2002
                                                                -----------                      -----------
         Kobi Alexander                                            3,877,236                        1,477,500
         Itsik Danziger                                              327,500                          442,500
         Zeev Bregman                                                228,750                          553,750
         Dan Bodner                                                   12,500                           55,000
         David Kreinberg                                             114,060                          232,500
         Zvi Alexander                                                61,000                           27,000
         John H. Friedman                                             86,000                           27,000
         Francis E. Girard                                           610,896                                -
         Ron Hiram                                                    27,000                           27,000
         Sam Oolie                                                    65,000                           27,000
         William F. Sorin                                             88,127                           87,625
         Shaula Alexander Yemini, Ph.D.                               62,200                           27,000
                                                                   ---------                        ---------

         All directors and executive officers as a
         group (12 persons)                                        5,560,269                        2,983,875
                                                                   =========                        =========

(2) Based on 186,889,781 shares of common stock issued and outstanding on May 6, 2002, excluding, except as otherwise noted, shares of common stock issuable upon the exercise of outstanding stock options.

(3) Based on Schedule 13G filings with the Securities and Exchange Commission reflecting data as of December 2001.

(4) Mr. Alexander is also the beneficial owner of 997,263 shares of common stock of Ulticom and 2,700,000 class C shares of Starhome BV, a subsidiary of the Company. In addition, Mr. Alexander is the beneficial owner of 416,438 shares of common stock of Verint, which includes 300,082 shares issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2002. Additionally, Mr. Alexander is the beneficial owner of 8.1 shares of common stock of Startel Corporation and 162 shares of common stock of CTI Capital Corporation, each of which is a subsidiary of the Company, which shares are issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2002.

(5) Mr. Danziger is also the beneficial owner of 19,273 shares of common stock of Ulticom, and 2,936 shares of common stock of Verint, which are issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2002.

(6) Mr. Bregman is also the beneficial owner of 12,273 shares of common stock of Ulticom, and 2,936 shares of common stock of Verint, which are issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2002.

(7) Mr. Bodner is also the beneficial owner of 114,973 shares of common stock of Verint, which are issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2002.

(8) Mr. Kreinberg is also the beneficial owner of 34,545 shares of common stock of Ulticom, which includes 24,545 shares issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2002, and 4,893 shares of common stock of Verint, which are issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2002.

(9) Mr. Girard is also the beneficial owner of 3,000 shares of common stock of Ulticom.

(10) Mr. Hiram is also the beneficial owner of 16,000 shares of common stock of Ulticom, which includes 15,000 shares issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2002.

(11) Mr. Oolie is also the beneficial owner of 1,000 shares of common stock of Ulticom.

(12) Mr. Sorin is also the beneficial owner of 8,182 shares of common stock of Ulticom, and 2,202 shares of common stock of Verint, which are issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2002.

(13) Dr. Alexander Yemini is also the beneficial owner of 2,000 shares of common stock of Ulticom.

Options to Purchase Subsidiary Shares

             The Chief Executive Officer of the Company holds options to purchase shares of certain subsidiaries of the Company as set forth under "Employment Agreements," above. In addition, other employees, including certain executive officers of the Company, have been granted options to acquire shares of certain subsidiaries and affiliates of the Company, other than Comverse. Such option awards are not tied to the performance of the respective subsidiaries or affiliates, but are generally intended to incentivize employees in the units in which they are employed and for which they have direct responsibility. The amount of shares issuable upon exercise of such options varies among the subsidiaries and affiliates affected, not exceeding in any instance 20% of the shares outstanding assuming exercise in full. These options have terms ranging up to 15 years and become exercisable and vest over various periods ranging up to seven years from the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined by the Board of Directors of the applicable subsidiary or by a committee of the Board of Directors of the Company.

             These options (and any shares received by the holders upon exercise) provide the option holders with a potentially larger equity interest in the respective subsidiaries and affiliates than in the Company, which, under certain circumstances, could cause the option holders' interests to conflict with those of the Company's shareholders generally.


Item 13.     Certain Relationships and Related Transactions.

             The Company paid or accrued legal fees to William F. Sorin, a director of the Company, in the amount of $154,688 for legal services rendered to the Company during the year ended January 31, 2002.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMVERSE TECHNOLOGY, INC.
                                       (Registrant)


                               By:     s/ David Kreinberg
                                       -----------------------------
                                       David Kreinberg
                                       Vice President of Finance and
                                       Chief Financial Officer
Dated:  May 21, 2002