Form 10-Q
period 2002-04-30
COMVERSE TECHNOLOGY INC/NY/
filed 2002-06-12
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2002

                                       or

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

                            [X] Yes       [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of June 6, 2002 was 187,029,629.


                            Page 1 of 26 Total Pages
                       (Exhibit Index Appears on Page 25)

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.           Financial Statements.
                                                                          Page
                                                                          ----

    1.            Condensed Consolidated Balance Sheets as
                  of January 31, 2002 and April 30, 2002                   3

    2.            Condensed Consolidated Statements of Operations
                  for the Three Month Periods Ended April 30, 2001
                  and April 30, 2002                                       4

    3.            Condensed Consolidated Statements of Cash
                  Flows for the Three Month Periods Ended
                  April 30, 2001 and April 30, 2002                        5

    4.            Notes to Condensed Consolidated Financial
                  Statements                                               6


ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.          12

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
                                                                       JANUARY 31,                     APRIL 30,
                                                                          2002*                          2002
                                                                                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                        $     1,361,862                $     1,294,323
   Bank time deposits and short-term investments                            530,622                        583,364
   Accounts receivable, net                                                 371,928                        348,106
   Inventories                                                               56,024                         58,714
   Prepaid expenses and other current assets                                 76,667                         76,257
                                                                    ---------------                ---------------
TOTAL CURRENT ASSETS                                                      2,397,103                      2,360,764
PROPERTY AND EQUIPMENT, net                                                 181,761                        178,062
OTHER ASSETS                                                                125,299                        132,283
                                                                    ---------------                ---------------
TOTAL ASSETS                                                        $     2,704,163                $     2,671,109
                                                                    ===============                ===============

----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $       322,402                $       309,318
   Advance payments from customers                                           39,576                         37,380
   Other current liabilities                                                  4,875                         46,688
                                                                    ---------------                ---------------
TOTAL CURRENT LIABILITIES                                                   366,853                        393,386
CONVERTIBLE DEBENTURES                                                      600,000                        600,000
LIABILITY FOR SEVERANCE PAY                                                   9,772                          9,721
OTHER LIABILITIES                                                            49,827                          9,816
                                                                    ---------------                ---------------
TOTAL LIABILITIES                                                         1,026,452                      1,012,923
                                                                    ---------------                ---------------

MINORITY INTEREST                                                            61,303                         62,481
                                                                    ---------------                ---------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 186,248,350 and 186,820,747 shares              18,625                         18,682
   Additional paid-in capital                                             1,018,232                      1,024,946
   Retained earnings                                                        574,763                        551,187
   Accumulated other comprehensive income                                     4,788                            890
                                                                    ---------------                ---------------
TOTAL STOCKHOLDERS' EQUITY                                                1,616,408                      1,595,705
                                                                    ---------------                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     2,704,163                $     2,671,109
                                                                    ===============                ===============


        *The Condensed Consolidated Balance Sheet as of January 31, 2002
                 has been summarized from the Company's audited
                  Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED
                                                              APRIL 30,               APRIL 30,
                                                                2001                    2002

Sales                                                       $     365,037          $     211,194
Cost of sales                                                     142,622                 91,777
                                                            -------------          -------------
Gross margin                                                      222,415                119,417

Operating expenses:
      Research and development, net                                70,198                 62,923
      Selling, general and administrative                          78,189                 73,513
                                                            -------------          -------------

      Income (loss) from operations                                74,028                (17,019)

      Interest and other income (expense), net                     10,380                 (5,244)
                                                            -------------          -------------


Income (loss) before income tax provision                          84,408                (22,263)
Income tax provision                                                5,452                  1,313
                                                            -------------          -------------

Net income (loss)                                           $      78,956          $     (23,576)
                                                            =============          =============

Earnings (loss) per share:
      Basic                                                 $        0.46          $       (0.13)
                                                            =============          =============
      Diluted                                               $        0.43          $       (0.13)
                                                            =============          =============


              The accompanying notes are an integral part of these
                              financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                            APRIL 30,              APRIL 30,
                                                                              2001                   2002
Cash flows from operating activities:
      Net cash from operations after adjustment
         for non-cash items                                              $      93,405          $      (6,636)
      Changes in assets and liabilities:
      Accounts receivable                                                      (31,229)                26,448
      Inventories                                                               12,725                 (1,319)
      Prepaid expenses and other current assets                                 (2,458)                10,206
      Accounts payable and accrued expenses                                    (25,817)               (22,401)
      Liability for severance pay                                                2,530                   (413)
      Other                                                                    (19,115)               (15,104)
                                                                         -------------          -------------
Net cash provided by (used in) operating activities                             30,041                 (9,219)
                                                                         -------------          -------------

Cash flows from investing activities:
      Maturities and sales (purchases) of bank time deposits
        and investments, net                                                    61,204                (44,647)
      Purchases of property and equipment                                      (15,535)                (6,545)
      Increase in software development costs                                    (5,405)                (3,660)
      Net assets acquired                                                            -                 (9,706)
                                                                         -------------          -------------
Net cash provided by (used in) investing activities                             40,264                (64,558)
                                                                         -------------          -------------

Cash flows from financing activities:
      Net proceeds (repayments) of bank loans and other debt                       100                   (533)
      Proceeds from issuance of common stock                                    13,179                  6,771
                                                                         -------------          -------------
Net cash provided by financing activities                                       13,279                  6,238
                                                                         -------------          -------------

Net increase (decrease) in cash and cash equivalents                            83,584                (67,539)
Cash and cash equivalents, beginning of period                               1,275,105              1,361,862
                                                                         -------------          -------------
Cash and cash equivalents, end of period                                 $   1,358,689          $   1,294,323
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

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


           BASIS OF PRESENTATION. Comverse Technology, Inc. ("CTI" and, together with its subsidiaries, the "Company") is engaged in the design, development, manufacture, marketing and support of computer and telecommunications systems and software for multimedia communications and information processing applications.

           The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2002. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year.

           INVENTORIES. The composition of inventories at January 31, 2002 and April 30, 2002 is as follows:

                                      JANUARY 31,                APRIL 30,
                                         2002                      2002
                                                 (In thousands)

          Raw materials              $      30,989            $      27,539
          Work in process                   12,049                   12,533
          Finished goods                    12,986                   18,642
                                     -------------            -------------
                                     $      56,024            $      58,714
                                     =============            =============

           RESEARCH AND DEVELOPMENT EXPENSES. The Company has received periodic reimbursement from the Israeli Government of a portion of the costs of approved research and development projects conducted at its facilities in Israel. During the three month periods ended April 30, 2001 and 2002, respectively, such reimbursement amounted to $5,667,000 and $1,204,000. The amount of reimbursement received by the Company has declined significantly, and the terms upon which such benefits are available to it have been modified, in recent periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties." Under the terms of the applicable funding agreements, the Company is required to pay royalties on revenues associated with certain of its products resulting from projects that received government funding, and certain products may not be manufactured outside of Israel without government approval.

           EARNINGS (LOSS) PER SHARE. The computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings (loss) per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings per share for the three month periods ended April 30, 2001 and 2002 was as follows:

                                      APRIL 30, 2001                                     APRIL 30, 2002
                             ---------------------------------                -----------------------------------
                                                    Per Share                   Income                  Per Share
                              Income       Shares     Amount                    (Loss)       Shares       Amount
                                                   (In thousands, except per share data)
BASIC EPS
Net Income (Loss)            $ 78,956        170,747   $ 0.46                 $ (23,756)     186,569      $ (0.13)
                                                       ======                                             =======

EFFECT OF DILUTIVE
     SECURITIES
     ----------
Options and warrants                           9,149
Convertible debentures           3,638        13,954
                             ---------       -------   ------                 ---------      -------      -------

DILUTED EPS                  $  82,594       193,850   $ 0.43                 $ (23,756)     186,569      $ (0.13)
                             =========       =======   ======                 =========      =======      =======

           The diluted earnings (loss) per share computation for the three months ended April 30, 2002 excludes incremental shares of 1,995,600 related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during the period. In addition, debentures convertible into 5,157,963 weighted average shares as of April 30, 2001 and 2002 were not included in the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive.

           COMPREHENSIVE INCOME (LOSS). For the three month periods ended April 30, 2001 and 2002, total comprehensive income (loss) was $66,041,000 and ($27,474,000), respectively. The elements of comprehensive income (loss) include net income (loss), unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

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

           ACQUISTIONS. In February 2002, Verint Systems Inc. ("Verint"), a subsidiary of CTI, acquired the digital video recording business of Lanex, LLC. The Lanex business provides digital video recording solutions for security and surveillance applications primarily to North American banks. The purchase price consisted of $9.5 million in cash and a $2.2 million convertible note. The note is non-interest bearing and matures on February 1, 2004. The holder of the note may elect to convert the note, in whole or in part, into shares of Verint's common stock at a conversion price of $16.06 per share. The note is guaranteed by CTI. Pro forma results of operations have not been presented because the effects of this acquisition are not material.

           In May 2002, the Company signed a definitive agreement to acquire Odigo, Inc. ("Odigo"), a privately-held leading provider of instant messaging and presence management solutions to service providers. The acquisition will cost the Company approximately $20 million in cash and is subject to closing conditions customary for a transaction of this type. Prior to the acquisition, the Company was a strategic partner with Odigo holding an equity position of approximately 12.4%, which it previously acquired for approximately $3 million. Pro forma results of operations will not be presented because the effects of this acquisition will not be material.

           WORKFORCE REDUCTION AND RESTRUCTURING. During the year ended January 31, 2002, the Company took steps to better align its cost structure with the current business environment, to improve the efficiency of its operations and to better position the Company to realize emerging opportunities. These steps included a reduction in workforce announced in April 2001 and a restructuring plan, which included an additional reduction in workforce, announced in December 2001.

           As of April 30, 2002 the Company had an accrual balance of approximately $28,116,000 related to the workforce reduction and restructuring plan. A roll forward of the workforce reduction and restructuring plan accrual from January 31, 2002 is as follows:

                                       ACCRUAL                                    ACCRUAL
                                     BALANCE AT                                  BALANCE AT
                                     JANUARY 31,               CASH               APRIL 30,
                                        2002                 PAYMENTS               2002
                                        ----                 --------               ----
                                                           (IN THOUSANDS)
        Severance and related          $11,862                 $7,984           $     3,878
        Facilities                      24,347                    109                24,238
                                       -------                 ------           -----------
        Total                          $36,209                 $8,093           $    28,116
                                       =======                 ======           ===========

           Severance and related costs consist primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of the severance and related costs is expected to be paid by October 31, 2002.

           Facilities costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities to be vacated primarily in the United States and Israel as a result of the restructuring plan. The balance of the facilities cost is expected to be paid at various dates through January 2011.

           BUSINESS SEGMENT INFORMATION. The Company's reporting segments are as follows:

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

           Service Enabling Signaling Software Products - Interconnect the complex circuit switching, database and messaging systems and manage vital number, routing and billing information that form the backbone of today's public telecommunications networks. These products also are embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as voice over the Internet and Internet offload. This segment represents the Company's Ulticom, Inc. subsidiary.

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

           All Other - Includes other miscellaneous operations.

           The table below presents information about operating income/loss and segment assets as of and for the three month periods ended April 30, 2001 and 2002:

                                                     Service         Security and
                                 Enhanced            Enabling          Business
                                 Services            Signaling       Intelligence
                                 Solutions           Software          Recording          All        Reconciling      Consolidated
                                 Products            Products          Products          Other          Items            Totals
                           -------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
THREE MONTHS ENDED APRIL 30, 2001:

 Sales                        $      313,346      $     17,033      $     34,558    $     2,460    $      (2,360)   $      365,037
 Operating Income
        (Loss)                $       71,585      $      3,834      $         85    $      (569)   $        (907)   $       74,028
 Total Assets                 $    1,122,147      $    238,412      $    113,049    $    83,253    $   1,106,537    $    2,663,398


THREE MONTHS ENDED APRIL 30, 2002:

 Sales                        $      166,538      $      7,097      $     36,317    $     2,293   $       (1,051)   $      211,194
 Operating Income
        (Loss)                $      (14,819)     $     (2,903)     $      2,075    $      (265)  $       (1,107)   $      (17,019)
 Total Assets                 $    1,134,707      $    237,047      $    119,729    $    46,023   $    1,133,603    $    2,671,109


 Reconciling items consist of the following:

     Sales - elimination of intersegment revenues.
     Operating Income (Loss) - elimination of intersegment operating income and corporate operations.
     Total Assets - elimination of intersegment receivables and unallocated corporate assets.


           EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and is to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

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

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years; however, early adoption is encouraged. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

           SUBSEQUENT EVENTS. In May 2002, the Company announced the commencement of a voluntary stock option exchange program for its eligible employees. Under the program, which was approved by the Company's shareholders, participating employees are being given the opportunity to have unexercised stock options previously granted to them cancelled, in exchange for replacement options that will be granted at a future date. Replacement options will be granted at a ratio of 0.85 new options for each existing option cancelled, at an exercise price equal to the fair market value of the Company's stock on the date of the re-grant, which currently is expected to be December 23, 2002. Participating employees are expected to have until June 20, 2002 to submit options for cancellation. The exchange program has been designed in accordance with FASB Interpretation No. 44. As per FASB No. 44, the grant of replacement options not less than six months and one day after cancellation will not result in any variable compensation charges relating to these options.

           In May 2002, Verint issued 4,500,000 shares of its common stock in an initial public offering. As a result of the initial public offering, the Company's ownership interest in Verint was reduced to approximately 79.5%. Proceeds from the offering, based on the offering price of $16.00 per share, totaled approximately $65 million, net of offering expenses.

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

INTRODUCTION

           As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry experiencing a deep capital spending contraction and, consequently, have experienced sequential and year over year revenue declines. In contrast, Verint, which services the security and enterprise business intelligence markets, achieved sequential revenue growth based, in part, on heightened awareness surrounding homeland defense and security related initiatives in the U.S. and worldwide. Overall, however, with over 80% of the quarter's sales generated from activities serving the telecommunications industry, during the quarter ended April 30, 2002 the Company experienced a sequential sales decline of approximately 20% and a year over year sales decline of approximately 42%, resulting in a net loss for the quarter.


RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED APRIL 30, 2002
COMPARED TO THREE MONTH PERIOD ENDED APRIL 30, 2001

           Sales. Sales for the three month period ended April 30, 2002 decreased by approximately $153.8 million, or 42%, compared to the three month period ended April 30, 2001. This decrease is primarily attributable to a decrease in sales of ESS products of approximately $146.8 million. Such decrease was principally due to lower sales to European and American customers. In addition, sales of security and business intelligence recording products and service enabling signaling software products increased (decreased) by approximately $1.8 million and ($8.7) million, respectively.

           Cost of Sales. Cost of sales for the three month period ended April 30, 2002 decreased by approximately $50.8 million, or 36%, as compared to the three month period ended April 30, 2001. The decrease in cost of sales is primarily attributable to decreased materials and overhead costs of approximately $37.6 million due to the decrease in sales, decreased royalty costs of approximately $6.1 million, decreased personnel-related costs of approximately $4.3 million and decreased travel-related costs of approximately $2.2 million. Gross margins decreased from approximately 60.9% in the three month period ended April 30, 2001 to approximately 56.5% in the three month period ended April 30, 2002.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three month period ended April 30, 2002 decreased by approximately $4.7 million, or 6%, compared to the three month period ended April 30, 2001, while as a percentage of sales increased from approximately 21.4% in the three month period ended April 30, 2001 to approximately 34.8% in the three month period ended April 30, 2002. The decrease is primarily attributable to decreased personnel-related costs of approximately $12.2 million as a result of the reduction in workforce announced in April 2001 and the restructuring plan announced in December 2001, decreased travel-related costs of approximately $2.7 million and decreased marketing costs of approximately $1.1 million. These decreases were partially offset by an increase in bad debt expense of approximately $10.6 million.

           Research and Development. Net research and development expenses for the three month period ended April 30, 2002 decreased by approximately $7.3 million, or 10%, compared to the three month period ended April 30, 2001. The decrease was primarily due to a decrease in personnel costs as a result of the reduction in workforce announced in April 2001 and the restructuring plan announced in December 2001.

           Interest and Other Income (Expense), Net. Interest and other income (expense), net, for the three month period ended April 30, 2002 decreased by approximately $15.6 million as compared to the three month period ended April 30, 2001. The principal reasons for the decrease are decreased interest and dividend income of approximately $11.2 million due to the decline in interest rates in the three months ended April 30, 2002 as compared to the three months ended April 30, 2001, decreased realized gains on the Company's investments of approximately $6.3 million and decreased equity in the earnings of affiliates of approximately $0.6 million. In addition, during the three month period ended April 30, 2002 the Company recorded a charge of approximately $15.4 million for the write-down of certain of its investments due to an other than temporary decline in their value. These decreases were partially offset by decreased interest expense of approximately $3.3 million due to the redemption of the Company's $300 million 4.50% convertible subordinated debentures in June 2001 and the change in foreign currency gains/losses of approximately $14.4 million.

           Income Tax Provision. Provision for income taxes for the three month period ended April 30, 2002 decreased by approximately $4.1 million, or 76%, compared to the three month period ended April 30, 2001 due to decreased pre-tax income. The overall effective tax rate was approximately (5.9)% in the three month period ended April 30, 2002 as compared to approximately 6.5% in the three month period ended April 30, 2001. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Net Income (Loss). Net loss was approximately $23.6 million for the three month period ended April 30, 2002 as compared to net income of approximately $79.0 million for the three month period ended April 30, 2001, a decrease of approximately $102.5 million or 130%, while as a percentage of sales net income (loss) was approximately (11.2)% in the three month period ended April 30, 2002 as compared to approximately 21.6% in the three month period ended April 30, 2001. The decrease resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at April 30, 2002 and January 31, 2002 was approximately $1,967.4 million and $2,030.3 million, respectively.

           Operations for the three month periods ended April 30, 2002 and 2001, after adding back non-cash items, provided (used) cash of approximately ($6.6) million and $93.4 million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $2.6 million and $63.4 million, respectively. This resulted in cash provided by (used in) operating activities of approximately ($9.2) million and $30.0 million, respectively.

           Investment activities for the three month periods ended April 30, 2002 and 2001 provided (used) cash of approximately ($64.6) million and $40.3 million, respectively. These amounts include (i) additions to property and equipment in the three month periods ended April 30, 2002 and 2001 of approximately $6.5 million and $15.5 million, respectively; (ii) maturities and sales (purchases) of bank time deposits and investments, net, of approximately ($44.6) million and $61.2 million, respectively; (iii) capitalization of software development costs of approximately $3.7 million and $5.4 million, respectively and (iv) net assets acquired as a result of an acquisition in the 2002 period of approximately $9.7 million.

           Financing activities for the three month periods ended April 30, 2002 and 2001 provided cash of approximately $6.2 million and $13.3 million, respectively. These amounts include (i) proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and employee stock purchase plan in the three month periods ended April 30, 2002 and 2001 of approximately $6.8 million and $13.2 million, respectively; and (ii) net proceeds (repayments) of bank loans and other debt of approximately ($0.5) million and $0.1 million, respectively.

           As of April 30, 2002, the Company had outstanding convertible debentures of $600 million. In January 2002, Verint took a long-term bank loan in the amount of $42 million. This loan, which matures in February 2003, bears interest at LIBOR plus 0.55% and may be prepaid without penalty. The loan is guaranteed by CTI.

           In February 2002, Verint acquired the digital video recording business of Lanex, LLC. The Lanex business provides digital video recording solutions for security and surveillance applications primarily to North American banks. The purchase price consisted of $9.5 million in cash and a $2.2 million convertible note. The note is non-interest bearing and matures on February 1, 2004. The holder of the note may elect to convert the note, in whole or in part, into shares of Verint's common stock at a conversion price of $16.06 per share. The note is guaranteed by CTI.

           In May 2002, the Company signed a definitive agreement to acquire Odigo, a privately-held leading provider of instant messaging and presence management solutions to service providers. The acquisition will cost the Company approximately $20 million in cash and is subject to closing conditions customary for a transaction of this type. Prior to the acquisition, the Company was a strategic partner with Odigo holding an equity position of approximately 12.4%, which it previously acquired for approximately $3 million.

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

CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives the majority of its revenue from the telecommunications industry, which continues to face an unprecedented recession. This has resulted in a significant reduction of capital expenditures made by TSPs. The Company's operating results and financial condition have been, and will continue to be, adversely affected by the severe decline in technology purchases and capital expenditures by TSPs worldwide. Consequently, the Company's operating results have deteriorated significantly in recent periods and likely will continue to deteriorate in future periods if such conditions remain in effect. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

           The Company's business is particularly dependent on the strength of the telecommunications industry. The telecommunications industry, in general, and the Company, in particular, have been negatively affected by, among other factors, the high costs and large debt positions incurred by some TSPs to expand capacity and enable the provision of future services (and the corresponding risks associated with the development, marketing and adoption of these services as discussed below), including the cost of acquisitions of licenses to provide future broadband services and reductions in TSPs' actual and projected revenues and deterioration in their actual and projected operating results. Accordingly, TSPs in general and the Company's customers in particular have significantly reduced their actual and planned expenditures to expand or replace equipment and delayed and reduced the deployment of services. A number of TSPs, including certain customers of the Company, also have indicated the existence of conditions of excess capacity in certain markets.

           In addition, TSPs have delayed the planned introduction of new services, such as broadband mobile telephone services, that would be supported by certain of the Company's products. Certain of the Company's customers also have implemented changes in procurement practices and procedures, including limitations on purchases in anticipation of estimated future capacity requirements, and in the management and use of their networks, that have reduced the Company's sales and order backlog, which also has made it very difficult for the Company to project future sales. The continuation and/or exacerbation of these negative trends will have an adverse effect on the Company's future results. In addition to loss of revenue, weakness in the telecommunications industry has affected and will continue to affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for vendor financing and longer payment terms, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

           The Company's current plan of operations is predicated in part on a recovery in capital expenditures by its customers. In the absence of such improvement, the Company would experience further deterioration in its operating results, and may determine to modify its plan for future operations accordingly, which likely may include, among other things, additional reductions in its workforce.

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

           The telecommunications industry is subject to rapid technological change. The introduction of new technologies in the telecommunications market, including the delay in the adoption of such new technologies, and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. The Company's continued success will depend on its ability to correctly anticipate technological trends in its industries, to react quickly and effectively to such trends and to enhance its existing products and to introduce new products on a timely and cost-effective basis. As a result, the life cycle of the Company's products is difficult to estimate. In addition, changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. Discontinuing a business unit or product line may result in the Company recording accrued liabilities for special charges, such as costs associated with a reduction in workforce. These strategic decisions could result in changes to determinations regarding a product's useful life and the recoverability of the carrying basis of certain assets.

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

           The market for the Company's digital security and surveillance and enterprise business intelligence products in the past has been affected by weakness in general economic conditions, delays or reductions in customers' purchases of capital equipment and uncertainties relating to government expenditure programs. The Company's business generated from government contracts may be adversely affected if: (i) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where the Company does not provide products and services, (ii) the Company is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of procurement laws or regulations, (iii) the Company is not granted security clearances required to sell products to domestic or foreign governments or such security clearances are revoked, (iv) the Company's reputation or relationship with government agencies is impaired, (v) there is a change in government procurement procedures, or (vi) the Company is suspended from contracting with a domestic or foreign government or any significant law enforcement agency. Competitive conditions in this sector also have been affected by the increasing use by certain potential customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals.

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

           The Company's costs of operations have at times been affected by changes in the cost of its operations in Israel, resulting from changes in the value of the Israeli shekel relative to the United States dollar, which for certain periods had a negative impact and recently has had a positive impact, and from difficulties in attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the availability of such personnel has at times been severely limited. Changes in these cost factors have from time to time been significant and difficult to predict, and could in the future have a material adverse effect on the Company's results of operations.

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

           Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The Company has, and anticipates that it will continue to receive, significant contracts denominated in foreign currencies, particularly the euro. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of significant changes in currency rates during the contract period. The Company may experience risk associated with the failure to hedge the exchange rate risks associated with contracts denominated in foreign currencies and its operating results have been negatively impacted for certain periods and recently have been positively impacted and may continue to be affected to a material extent by the impact of currency fluctuations. Operating results may also be affected by the cost of such hedging activities that the Company does undertake.

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

                                     PART II

                                Other Information


ITEM 1.  Legal Proceedings

           On or about October 19, 2001, a securities class action complaint entitled Kevin Beier v. Comverse Technology, Inc., et al., CV 016972, was filed against CTI and certain of its executive officers in the United States District Court for the Eastern District of New York. An amended consolidated complaint was filed on March 4, 2002. The consolidated complaint generally alleges violations of federal securities laws on behalf of individuals who allege that they purchased CTI's common stock during a purported class period between April 30, 2001 and July 10, 2001. The consolidated complaint seeks an unspecified amount in damages on behalf of persons who purchased CTI stock during the purported class period. The Company believes all claims in the consolidated complaint to be without merit and will vigorously defend against these claims.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibit Index.

             None.



(b)          Reports on Form 8-K.

             None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COMVERSE TECHNOLOGY, INC.


Dated: June 10, 2002                       /s/ Kobi Alexander
                                           ------------------------------------
                                           Kobi Alexander
                                           Chairman of the Board
                                             and Chief Executive Officer


Dated: June 10, 2002                       /s/ David Kreinberg
                                           ------------------------------------
                                           David Kreinberg
                                           Vice President of Finance
                                             and Chief Financial Officer