Form 10-Q
period 2002-07-31
COMVERSE TECHNOLOGY INC/NY/
filed 2002-09-13
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2002

                                       or

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

                                                  [X] Yes       [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of September 9, 2002 was 187,622,121


                            Page 1 of 27 Total Pages

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
                                                                          Page
                                                                          ----

    1.            Condensed Consolidated Balance Sheets as
                  of January 31, 2002 and July 31, 2002                     3

    2.            Condensed Consolidated Statements of Operations
                  for the Three and Six Month Periods
                  Ended July 31, 2001 and July 31, 2002                     4

    3.            Condensed Consolidated Statements of Cash
                  Flows for the Six Month Periods Ended
                  July 31, 2001 and July 31, 2002                           5

    4.            Notes to Condensed Consolidated Financial
                  Statements                                                6


ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.          13



                                     PART II

                                OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 25


ITEM 5.  Shareholder Proposals and Director Nominations for 2002
                    Annual Meeting                                         25

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
                                                                          JANUARY 31,                    JULY 31,
                                                                             2002*                         2002
                                                                                                        (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                           $     1,361,862                $     1,391,705
   Bank time deposits and short-term investments                               530,622                        415,294
   Accounts receivable, net                                                    371,928                        291,169
   Inventories                                                                  56,024                         51,055
   Prepaid expenses and other current assets                                    76,667                         69,344
                                                                       ---------------                ---------------
TOTAL CURRENT ASSETS                                                         2,397,103                      2,218,567
PROPERTY AND EQUIPMENT, net                                                    181,761                        175,667
OTHER ASSETS                                                                   125,299                        139,581
                                                                       ---------------                ---------------
TOTAL ASSETS                                                           $     2,704,163                $     2,533,815
                                                                       ===============                ===============

---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                               $       322,402                $       255,998
   Advance payments from customers                                              39,576                         44,563
   Other current liabilities                                                     4,875                         47,051
                                                                       ---------------                ---------------
TOTAL CURRENT LIABILITIES                                                      366,853                        347,612
CONVERTIBLE DEBENTURES                                                         600,000                        434,000
LIABILITY FOR SEVERANCE PAY                                                      9,772                          9,421
OTHER LIABILITIES                                                               49,827                          9,997
                                                                       ---------------                ---------------
TOTAL LIABILITIES                                                            1,026,452                        801,030
                                                                       ---------------                ---------------

MINORITY INTEREST                                                               61,303                         80,139
                                                                       ---------------                ---------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 186,248,350 and 186,981,198 shares                 18,625                         18,698
   Additional paid-in capital                                                1,018,232                      1,073,681
   Retained earnings                                                           574,763                        555,110
   Accumulated other comprehensive income                                        4,788                          5,157
                                                                       ---------------                ---------------
TOTAL STOCKHOLDERS' EQUITY                                                   1,616,408                      1,652,646
                                                                       ---------------                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     2,704,163                $     2,533,815
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

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SIX MONTHS ENDED                             THREE MONTHS ENDED
                                                         JULY 31,          JULY 31,                   JULY 31,           JULY 31,
                                                           2001              2002                       2001               2002
Sales                                                 $     710,127     $     392,404             $       345,090    $      181,210
Cost of sales                                               289,273           171,122                     146,651            79,345
                                                      -------------     -------------             ---------------    --------------
Gross margin                                                420,854           221,282                     198,439           101,865

Operating expenses:
      Research and development, net                         145,188           123,757                      74,990            60,834
      Selling, general and administrative                   159,174           146,011                      80,985            72,498
      Workforce reduction and restructuring charges           8,875             2,798                       8,875             2,798
                                                      -------------     -------------             ---------------    --------------

      Income (loss) from operations                         107,617           (51,284)                     33,589           (34,265)

      Interest and other income (expense), net                6,959            34,105                      (3,421)           39,349
                                                      -------------     -------------             ----------------   --------------

Income (loss) before income tax provision                   114,576           (17,179)                     30,168             5,084
Income tax provision                                          7,636             2,474                       2,184             1,161
                                                      -------------     -------------             ---------------    --------------

Net income (loss)                                     $     106,940     $     (19,653)            $        27,984    $        3,923
                                                      =============     =============             ===============    ==============

Earnings (loss) per share:
      Basic                                           $        0.62     $       (0.11)            $          0.16    $         0.02
                                                      =============     =============             ===============    ==============

      Diluted                                         $        0.59     $       (0.11)            $          0.15    $         0.02
                                                      =============     =============             ===============    ==============


   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                         JULY 31,               JULY 31,
                                                                           2001                   2002
Cash flows from operating activities:
      Net cash from operations after adjustment
         for non-cash items                                          $     136,894          $      13,457
      Changes in assets and liabilities:
      Accounts receivable                                                  (82,257)                83,521
      Inventories                                                           35,121                  6,340
      Prepaid expenses and other current assets                             (1,377)                17,328
      Accounts payable and accrued expenses                                 14,947                (79,668)
      Liability for severance pay                                            2,563                   (783)
      Other                                                                (41,186)                (2,377)
                                                                     --------------         --------------
Net cash provided by operating activities                                   64,705                 37,818
                                                                     --------------         --------------

Cash flows from investing activities:
      Maturities and sales (purchases) of bank time deposits
        and investments, net                                                59,799                137,040
      Purchases of property and equipment                                  (31,613)               (16,330)
      Increase in software development costs                               (11,235)                (7,594)
      Net assets acquired                                                        -                (27,765)
                                                                     --------------         --------------
Net cash provided by investing activities                                   16,951                 85,351
                                                                     --------------         --------------

Cash flows from financing activities:
      Net increase (decrease)  of bank loans and other debt                   (229)              (166,077)
      Proceeds from issuance of common stock                                17,585                 72,751
                                                                     --------------         --------------
Net cash provided by (used in) financing activities                         17,356                (93,326)
                                                                     --------------         --------------

Net increase in cash and cash equivalents                                   99,012                 29,843
Cash and cash equivalents, beginning of period                           1,275,105              1,361,862
                                                                     --------------         --------------
Cash and cash equivalents, end of period                             $    1,374,117         $   1,391,705
                                                                     ==============         ==============



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

           The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2002. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six month periods ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year.

           RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

           INVENTORIES. The composition of inventories at January 31, 2002 and July 31, 2002 is as follows:

                                JANUARY 31,                       JULY 31,
                                   2002                             2002
                                              (In thousands)

 Raw materials                 $      30,989                   $      31,376
 Work in process                      12,049                           8,712
 Finished goods                       12,986                          10,967
                               -------------                   -------------
                               $      56,024                   $      51,055
                               =============                   =============


           RESEARCH AND DEVELOPMENT EXPENSES. The Company has received periodic reimbursement from the Israeli Government of a portion of the costs of approved research and development projects conducted at its facilities in Israel. Such reimbursement amounted to $1,516,000 and $7,183,000 in the three and six month periods ended July 31, 2001, respectively, and $4,733,000 and $5,937,000 in the three and six month periods ended July 31, 2002, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties." Under the terms of the applicable funding agreements, the Company is required to pay royalties on revenues associated with certain of its products resulting from certain projects that received government funding, and certain products may not be manufactured outside of Israel without government approval.

           EARNINGS (LOSS) PER SHARE. The computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings per share for the three and six month periods ended July 31, 2001 and 2002 is as follows:

                                   THREE MONTHS ENDED                              THREE MONTHS ENDED
                                      JULY 31, 2001                                       JULY 31, 2002
                             ---------------------------------                  -----------------------------------
                                                     Per Share                                            Per Share
                             Income       Shares       Amount                   Income        Shares        Amount
                                                     (In thousands, except per share data)
BASIC EPS
Net Income                   $27,984       174,406     $  0.16                  $3,923        186,948      $  0.02
                                                       =======                                             =======

EFFECT OF DILUTIVE
     SECURITIES
Options and warrants                         6,836                                                465
                             -------       -------     -------                  ------        -------      -------

DILUTED EPS                  $27,984       181,242     $  0.15                  $3,923        187,413      $  0.02
                             =======       =======     =======                  ======        =======      =======


                                    SIX MONTHS ENDED                                    SIX MONTHS ENDED
                                      JULY 31, 2001                                       JULY 31, 2002
                             ---------------------------------                  -----------------------------------
                                                     Per Share                                            Per Share
                             Income       Shares       Amount                   Income        Shares        Amount
                                                     (In thousands, except per share data)

BASIC EPS
Net Income (loss)           $106,940       172,592     $  0.62               $(19,653)        186,762      $(0.11)
                                                       =======                                             =======

EFFECT OF DILUTIVE
     SECURITIES
Options and warrants                         8,089
Convertible debentures         6,471        12,403
                            --------       -------     -------               ---------       --------      -------

DILUTED EPS                 $113,411       193,084     $  0.59               $(19,653)       $186,762      $(0.11)
                            ========       =======     =======               =========       ========      =======


           The diluted earnings (loss) per share computation for the six months ended July 31, 2002 excludes incremental shares of 1,261,553 related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during the period. In addition, the Company's 1.5% convertible debentures were not included in the computation of diluted earnings
(loss) per share because the effect of including them would be antidilutive.

           COMPREHENSIVE INCOME (LOSS). Total comprehensive income (loss) was $39,173,000 and $8,190,000 for the three month periods ended July 31, 2001 and July 31, 2002, respectively, and $105,214,000 and $(19,284,000) for the six month periods ended July 31, 2001 and July 31, 2002, respectively. The elements of comprehensive income include net income, unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

           CONVERTIBLE DEBENTURES. In November and December 2000, the Company issued $600,000,000 aggregate principal amount of its 1.50% convertible senior debentures due December 2005 (the "Debentures"). The Debentures are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The Debentures are convertible, at the option of the holders, into shares of the Company's common stock at a conversion price of $116.325 per share, subject to adjustment in certain events; and are subject to redemption at any time on or after December 1, 2003, in whole or in part, at the option of the Company, at redemption prices (expressed as percentages of the principal amount) of 100.375% if redeemed during the twelve-month period beginning December 1, 2003, and 100% of the principal amount if redeemed thereafter. The Debenture holders may require the Company to repurchase the Debentures at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may pay the repurchase price in common stock. During the three month period ended July 31, 2002, the Company acquired, in open market purchases, $166,000,000 of face amount of its convertible debentures, resulting in a pre-tax gain, net of debt issuance costs, of approximately $31,502,000. Between August 1, 2002 and September 9, 2002, the Company acquired an additional $39,180,000 million of face amount of the convertible debentures.

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

           In June 2002, the Company acquired Odigo, Inc. ("Odigo"), a privately-held provider of instant messaging and presence management solutions to service providers. The purchase price was approximately $20.1 million in cash. Prior to the acquisition, the Company was a strategic partner with Odigo holding an equity position which it previously acquired for approximately $3 million. Pro forma results of operations have not been presented because the effects of this acquisition are not material.

           WORKFORCE REDUCTION AND RESTRUCTURING. During the year ended January 31, 2002, the Company took steps to better align its cost structure with the business environment and to improve the efficiency of its operations. These steps included a reduction in workforce announced in April 2001 and a restructuring plan, which included an additional reduction in workforce, announced in December 2001. During the three months ended July 31, 2002, the Company reduced its workforce resulting in a charge of $2,798,000 for severance and other restructuring related charges.

           As of July 31, 2002 the Company had an accrual balance of approximately $28,601,000 related to the workforce reduction and restructuring plan. A roll forward of the workforce reduction and restructuring plan accrual from January 31, 2002 is as follows:

                                 ACCRUAL                                                                   ACCRUAL
                               BALANCE AT         RESTRUCTURING                                           BALANCE AT
                               JANUARY 31,          AND OTHER             CASH          NON-CASH           JULY 31,
                                  2002               CHARGES            PAYMENTS         CHARGES             2002
                                  ----               -------            --------         -------             ----
                                                           (IN THOUSANDS)
Severance and related           $11,862               $1,640             $9,922             $   -             $3.580
Facilities                       24,347                1,028                354                 -             25,021
Property and equipment                -                  130                  -               130                  -
                             ----------           ----------         ----------        ----------         ----------
Total                           $36,209               $2,798            $10,276              $130            $28,601
                             ==========           ==========         ==========        ==========         ==========

           Severance and related costs consist primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of these severance and related costs is expected to be paid by January 31, 2003.

           Facilities costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities to be vacated primarily in the United States and Israel as a result of the restructuring plan. The balance of the facilities cost is expected to be paid at various dates through January 2011.

           In July 2002, the Company announced that it plans to further reduce its workforce by approximately 1,200 people and expects to incur additional significant restructuring charges, primarily in the quarter ending October 31, 2002 with some additional amount in the quarter ending January 31, 2003.


           BUSINESS SEGMENT INFORMATION. The Company's reporting segments are as follows:

           Enhanced Services Solutions Products - Enable telecommunications service providers to offer a variety of revenue-generating services accessible to large numbers of simultaneous users. These services include a broad range of integrated multimodal messaging, information distribution and personal communications services, such as call answering with one-touch call return, voicemail, IP-based unified messaging (voice, fax and email in a single mailbox, media conversion such as email to voice and visual mailbox presentation), value-added services for roamers, prepaid wireless calling services, wireless data and Internet-based services such as short messaging services, wireless information and entertainment services, multimedia messaging services, wireless instant messaging services, interactive voice response, and voice portal services, which are part of a voice-controlled portfolio of services such as voice dialing, voice-controlled Web browsing and voice-controlled messaging, and other applications.

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

           All Other - Includes other miscellaneous operations.

           The table below presents information about operating income (loss) and segment assets as of and for the three and six month periods ended July 31, 2001 and 2002:

                                                                    Security and
                                Enhanced             Service          Business
                                Services            Enabling        Intelligence
                                Platform            Software          Recording          All        Reconciling      Consolidated
                                Products            Products          Products          Other          Items            Totals
                          ---------------------------------------------------------------------------------------------------------
                                                                     (In thousands)
THREE MONTHS ENDED JULY 31, 2001:

Sales                        $      295,357      $     17,926      $     32,017    $     2,295    $      (2,505)   $      345,090
Operating Income
       (Loss)                $       32,215      $      4,231      $     (1,107)   $       127    $      (1,877)   $       33,589

THREE MONTHS ENDED JULY 31, 2002:

Sales                        $      135,233      $      6,103      $     38,470    $     2,588    $      (1,184)   $      181,210
Operating Income
       (Loss)                $      (29,117)     $     (4,726)     $      2,232    $      (189)   $      (2,465)   $      (34,265)




SIX MONTHS ENDED JULY 31, 2001:

Sales                        $      608,703      $     34,959      $     66,575    $     4,755    $      (4,865)   $      710,127
Operating Income
       (Loss)                $      103,800      $      8,065      $     (1,022)   $      (442)   $      (2,784)   $      107,617

SIX MONTHS ENDED JULY 31, 2002:

Sales                        $      301,771      $     13,200      $     74,787    $     4,881    $      (2,235)   $      392,404
Operating Income
       (Loss)                $      (43,936)     $     (7,627)     $      4,307    $      (454)   $      (3,574)   $      (51,284)

TOTAL ASSETS:

July 31, 2001                $    1,200,436      $    243,206      $    111,205    $    79,065    $   1,084,551    $    2,718,463

July 31, 2002                $    1,098,474      $    235,748      $    192,962    $    39,751    $     966,880    $    2,533,815


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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. SFAS No. 145 recognizes that the use of debt extinguishment has become part of the risk management strategy of many companies and therefore may be considered as part of a company's operating activities. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002 with earlier application encouraged. The Company adopted SFAS 145 in the three month period ended July 31, 2002. Accordingly, as the Company intends to periodically extinguish its debt as part of its risk management strategy, the gain of approximately $31.5 million on the extinguishment of debt relating to the Company's 1.50% convertible debentures was recorded through continuing operations in the Statement of Operations and is included in the "Net cash from operations after adjustment for non-cash items" in the Statement of Cash Flows during the period ended July 31, 2002. In addition, SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged for these items.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The Company is currently evaluating the impact that SFAS No. 146 will have on its consolidated financial statements.

           OPTION EXCHANGE PROGRAM. In May 2002, the Company announced the commencement of a voluntary stock option exchange program for its eligible employees. Under the program, which was approved by the Company's shareholders, participating employees were given the opportunity to have unexercised stock options previously granted to them cancelled, in exchange for replacement options that will be granted at a future date. Replacement options will be granted at a ratio of 0.85 new options for each existing option cancelled, at an exercise price equal to the fair market value of the Company's stock on the date of the re-grant, which currently is expected to be December 23, 2002. The exchange program was designed in accordance with FASB Interpretation No. 44. As per FASB No. 44, the grant of replacement options not less than six months and one day after cancellation will not result in any variable compensation charges relating to these options. As a result of the stock option exchange program, the Company is currently obligated to grant replacement options to acquire a maximum of approximately 14.8 million shares of the Company's common stock.

           ISSUANCE OF SUBSIDIARY STOCK. In May 2002, Verint issued 4,500,000 shares of its common stock in an initial public offering. As a result of the initial public offering, the Company's ownership interest in Verint was reduced to approximately 79.5%. Proceeds from the offering, based on the offering price of $16.00 per share, totaled approximately $65.4 million, net of offering expenses. The Company recorded a gain of approximately $48.2 million which was recorded as an increase in stockholders' equity as a result of the issuance.

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

INTRODUCTION

           As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry experiencing a deep capital spending contraction and, consequently, have experienced sequential and year over year revenue declines. In contrast, Verint, which services the security and enterprise business intelligence markets, achieved sequential revenue growth based, in part, on heightened awareness surrounding homeland defense and security related initiatives in the U.S. and worldwide. Overall, however, with a substantial majority of the quarter's sales generated from activities serving the telecommunications industry, during the quarter ended July 31, 2002 the Company experienced a sequential sales decline of approximately 14% and a year over year sales decline of approximately 47% resulting in an operating loss for the quarter.


SIX MONTH AND THREE MONTH PERIODS ENDED JULY 31, 2002
COMPARED TO SIX MONTH AND THREE MONTH PERIODS ENDED JULY 31, 2001

           Sales. Sales for the six month and three month periods ended July 31, 2002 decreased by approximately $317.7 million, or 45%, and $163.9 million, or 47%, respectively, compared to the six month and three month periods ended July 31, 2001. This decrease is primarily attributable to a decrease in sales of enhanced services platform ("ESP") products in the six month and three month periods ended July 31, 2002 of approximately $306.9 million and $160.1 million, respectively. Such decrease was principally due to lower sales to European and American customers. In addition, sales of business intelligence recording products and service enabling software products increased (decreased) by approximately $8.2 million and $(21.8) million, respectively, in the six month period and approximately $6.5 million and $(11.8) million, respectively, in the three month period.

           Cost of Sales. Cost of sales for the six month and three month periods ended July 31, 2002 decreased by approximately $118.2 million, or 41%, and $67.3 million, or 46%, respectively, as compared to the six month and three month periods ended July 31, 2001. The decrease in cost of sales in the six month and three month periods ended July 31, 2002 is primarily attributable to decreased materials and overhead costs of approximately $94.5 million and $56.9 million, respectively, due to the decrease in sales, and decreased royalty expense of approximately $15.2 million and $9.1 million, respectively. Gross margins as a percentage of sales for the six month and three month periods ended July 31, 2002 decreased to approximately 56.4% and 56.2%, respectively, from approximately 59.3% and 57.5%, respectively, in the corresponding 2001 periods.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six month and three month periods ended July 31, 2002 decreased by approximately $13.2 million, or 8%, and $8.5 million, or 10%, respectively, compared to the six month and three month periods ended July 31, 2001, and as a percentage of sales for the six month and three month periods ended July 31, 2002 increased to approximately 37.2% and 40.0%, respectively, from approximately 22.4% and 23.5% in the corresponding 2001 periods. The decrease in the dollar amount of the expense was primarily due to a reduction in workforce.

           Research and Development. Net research and development expenses for the six month and three month periods ended July 31, 2002 decreased by approximately $21.4 million, or 15%, and $14.2 million, or 19%, respectively, as compared to the six month and three month periods ended July 31, 2001 due to a reduction in workforce and a reduction of research and development projects partially offset by an increase in reimbursement from government agencies.

           Workforce Reduction and Restructuring Charges. During the three months ended July 31, 2001 and 2002 the Company reduced its workforce. As a result of these workforce reductions the Company recorded a charge of $8,875,000 and $2,798,000 to operations for severance and other related costs in the three month period ended July 31, 2001 and 2002, respectively.

           Interest and Other Income (Expense), Net. Interest and other income, net, for the six month and three month periods ended July 31, 2002 increased by approximately $27.1 million and $42.8 million, respectively, as compared to the six month and three month periods ended July 31, 2001. The principal reasons for the increase in the six month and three month periods ended July 31, 2002 are
(i) decreased interest expense of approximately $5.0 million and $1.7 million, respectively, due to the redemption of the Company's $300 million 4.50% convertible debentures in June 2001, as well as the Company buying back $166 million of its 1.50% convertible debentures during the three months ended July 31, 2002; (ii) change in foreign currency gains/losses of approximately $38.6 million and $24.2 million, respectively, due primarily to the strengthening of the euro during the 2002 periods; and (iii) during the 2002 periods, the Company recorded a gain of approximately $31.5 million as a result of buying back $166 million of its 1.50% convertible debentures. Such items were offset by (i) decreased interest and dividend income of approximately $17.3 million and $6.0 million, respectively, due to the decline in interest rates in the 2002 periods; and (ii) an increase in net losses from the sale and writedown of investments of approximately $32.3 million and $10.6 million, respectively.

           Income Tax Provision. Provision for income taxes for the six month and three month periods ended July 31, 2002 decreased by approximately $5.2 million, or 68%, and $1.0 million, or 47%, respectively, as compared to the six month and three month periods ended July 31, 2001 due to decreased pre-tax income. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Net Income (Loss). Net income (loss) for the six month and three month periods ended July 31, 2002 decreased by approximately $126.6 million, or 118%, and $24.1 million, or 86%, respectively, as compared to the six month and three month periods ended July 31, 2001, and as a percentage of sales was approximately 15.1% and (5.0%) in the six month periods ended July 31, 2001 and

2002, respectively, and was approximately 8.1% and 2.2% in the three month periods ended July 31, 2001 and 2002, respectively.


LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at July 31, 2002 and January 31, 2002 was approximately $1,871.0 million and $2,030.3 million, respectively.

           Operations for the six month periods ended July 31, 2002 and 2001, after adding back non-cash items, provided cash of approximately $13.5 million and $136.9 million, respectively. During such periods, other changes in operating assets and liabilities provided (used) cash of approximately $24.4 million and $(72.2) million, respectively. This resulted in cash provided by operating activities of approximately $37.8 million and $64.7 million, respectively.

           Investment activities for the six month periods ended July 31, 2002 and 2001 provided cash of approximately $85.4 million and $17.0 million, respectively. These amounts include (i) additions to property and equipment in the six month periods ended July 31, 2002 and 2001 of approximately $16.3 million and $31.6 million, respectively; (ii) maturities and sales (purchases) of bank time deposits and investments, net, of approximately $137.0 million and $59.8 million, respectively; (iii) capitalization of software development costs of approximately $7.6 million and $11.2 million, respectively and (iv) net assets acquired as a result of acquisitions in the 2002 period of approximately $27.8 million.

           Financing activities for the six month periods ended July 31, 2002 and 2001 provided (used) cash of approximately $(93.3) million and $17.4 million, respectively. These amounts include (i) proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and employee stock purchase plan of the Company and issuance of common stock of Verint in the six month periods ended July 31, 2002 and 2001 of approximately $72.8 million and $17.6 million, respectively; (ii) net proceeds (repayments) of bank loans and other debt of approximately $(0.1) million and $(0.2) million, respectively; and the repurchase of convertible debentures in the 2002 period of approximately $166.0 million.

           As of July 31, 2002, the Company had outstanding convertible debentures of $434.0 million. In January 2002, Verint took a bank loan in the amount of $42 million. This loan, which matures in February 2003, bears interest at LIBOR plus 0.55% and may be prepaid without penalty. The loan is guaranteed by CTI.

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

           In June 2002, the Company acquired Odigo, a privately-held provider of instant messaging and presence management solutions to service providers. The purchase price was approximately $20.1 million in cash. Prior to the acquisition, the Company was a strategic partner with Odigo holding an equity position which it previously acquired for approximately $3 million.

           The Company believes that its existing working capital will be sufficient to provide for its planned operations for the foreseeable future.

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


CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives the majority of its revenue from the telecommunications industry, which continues to face an unprecedented recession. This has resulted in a significant reduction of capital expenditures made by telecommunications service providers ("TSP"). The Company's operating results and financial condition have been, and will continue to be, adversely affected by the severe decline in technology purchases and capital expenditures by TSPs worldwide. Consequently, the Company's operating results have deteriorated significantly in recent periods and likely will continue to deteriorate in future periods if such conditions remain in effect. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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

           The Company's costs of operations have at times been affected by changes in the cost of its operations in Israel, resulting from changes in the value of the Israeli shekel relative to the United States dollar, which for certain periods had a negative impact and from difficulties in attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the availability of such personnel has at times been severely limited. Changes in these cost factors have from time to time been significant and difficult to predict, and could in the future have a material adverse effect on the Company's results of operations.

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

           Substantial litigation regarding intellectual property rights exists in technology related industries, and the Company expects that its products may be increasingly subject to third-party infringement claims as the number of competitors in its industry segments grows and the functionality of software products in different industry segments overlaps. In addition, the Company has agreed to indemnify customers in certain situations should it be determined that its products infringe on the proprietary rights of third parties. Any third-party infringement claims could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require the Company to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all. A successful claim of infringement against the Company and its failure or inability to license the infringed or similar technology could have a material adverse effect on its business, financial condition and results of operations.

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

                                     PART II

                                Other Information

ITEM 1.  Legal Proceedings

           On or about October 19, 2001, a securities class action complaint entitled Kevin Beier v. Comverse Technology, Inc., et al., CV 016972, was filed against CTI and certain of its executive officers ("CTI") in the United States District Court for the Eastern District of New York. An amended consolidated complaint was filed on March 4, 2002. The consolidated complaint generally alleges violations of federal securities laws on behalf of individuals who allege that they purchased CTI's common stock during a purported class period between April 30, 2001 and July 10, 2001. The consolidated complaint seeks an unspecified amount in damages on behalf of persons who purchased CTI stock during the purported class period. On April 22, 2002, CTI filed a Motion to Dismiss the consolidated complaint in its entirety. On June 6, 2002, the plaintiffs filed their opposition to the Motion to Dismiss. On July 8, 2002, CTI filed a reply in support of its Motion to Dismiss. The Motion currently is pending before the court. The Company believes all claims in the consolidated complaint to be without merit and will vigorously defend against these claims.


ITEM 5.  Shareholder Proposals and Director Nominations for 2002 Annual Meeting

           The Company's 2002 Annual Meeting of Shareholders is currently scheduled to be held on December 3, 2002, which is more than 30 calendar days after the anniversary of the Company's prior annual meeting. As a result, the deadline for submissions of shareholder proposals and director nominations relating to the 2002 Annual Meeting has changed from the dates specified in last year's proxy statement.

           If a shareholder intends to present a proposal for action at the 2002 Annual Meeting and wishes to have such proposal considered for inclusion in the Company's proxy materials in reliance on Rule 14a-8 under the Securities Exchange Act of 1934, the proposal must be submitted in writing and received by the Secretary of the Company by October 3, 2002. Such proposal must also meet the other requirements of the rules of the Securities and Exchange Commission relating to shareholders' proposals.

           In addition, if a shareholder submits a proposal outside of Rule 14a-8 for the 2002 Annual Meeting, then the Company's proxy may confer discretionary authority on the persons being appointed as proxies on behalf of the Board of Directors to vote on the proposal. Proposals and nominations should be addressed to the Secretary of the Company, William F. Sorin, Comverse Technology, Inc., 170 Crossways Park Drive, Woodbury, New York 11797.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibit Index.
             -------------

             None.

(b)          Reports on Form 8-K.
             -------------------

             None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COMVERSE TECHNOLOGY, INC.

Dated: September 13, 2002                  /s/ Kobi Alexander
                                           -----------------------------------
                                           Kobi Alexander
                                           Chairman of the Board
                                             and Chief Executive Officer


Dated: September 13, 2002                  /s/ David Kreinberg
                                           -----------------------------------
                                           David Kreinberg
                                           Vice President of Finance
                                             and Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------

I, Kobi Alexander, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comverse Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 13, 2002                    /s/ Kobi Alexander
                                            -----------------------------------
                                            Name: Kobi Alexander
                                            Title: Chief Executive Officer


I, David Kreinberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comverse Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 13, 2002                    /s/ David Kreinberg
                                            -----------------------------------
                                            Name: David Kreinberg
                                            Title: Chief Financial Officer