Form 10-Q
period 2002-10-31
COMVERSE TECHNOLOGY INC/NY/
filed 2002-12-13
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2002

                                       or

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of December 9, 2002 was 187,732,998


                            Page 1 of 29 Total Pages

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

    1.            Condensed Consolidated Balance Sheets as
                  of January 31, 2002 and October 31, 2002                    3

    2.            Condensed Consolidated Statements of Operations
                  for the Three and Nine Month Periods
                  Ended October 31, 2001 and October 31, 2002                 4

    3.            Condensed Consolidated Statements of Cash
                  Flows for the Nine Month Periods Ended
                  October 31, 2001 and October 31, 2002                       5

    4.            Notes to Condensed Consolidated Financial
                  Statements                                                  6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                13

ITEM 3.  Quantitative and Qualitative Disclosures About
         Market Risk.                                                        25

ITEM 4.  Controls and Procedures.                                            25


                                     PART II
                                OTHER INFORMATION

ITEM 1.  Legal Proceedings.                                                  26

ITEM 6.  Exhibits and Reports on Form 8-K.                                   26

SIGNATURES                                                                   27

CERTIFICATIONS                                                               28

                                     PART I
                              Financial Information

ITEM 1.  Financial Statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             JANUARY 31,                    OCTOBER 31,
                                                                                2002*                          2002
                                                                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $     1,361,862                $     1,328,077
   Bank time deposits and short-term investments                                   530,622                        430,200
   Accounts receivable, net                                                        371,928                        278,792
   Inventories                                                                      56,024                         49,222
   Prepaid expenses and other current assets                                        76,667                         62,645
                                                                           ---------------                ---------------
TOTAL CURRENT ASSETS                                                             2,397,103                      2,148,936
PROPERTY AND EQUIPMENT, net                                                        181,761                        155,586
OTHER ASSETS                                                                       125,299                        134,929
                                                                           ---------------                ---------------
TOTAL ASSETS                                                               $     2,704,163                $     2,439,451
                                                                           ===============                ===============

-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $       322,402                $       281,490
   Advance payments from customers                                                  39,576                         41,631
   Other current liabilities                                                         4,875                         45,519
                                                                           ---------------                ---------------
TOTAL CURRENT LIABILITIES                                                          366,853                        368,640
CONVERTIBLE DEBENTURES                                                             600,000                        394,820
OTHER LIABILITIES                                                                   59,599                         18,664
                                                                           ---------------                ---------------
TOTAL LIABILITIES                                                                1,026,452                        782,124
                                                                           ---------------                ---------------

MINORITY INTEREST                                                                   61,303                         81,464
                                                                           ---------------                ---------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 186,248,350 and 187,661,487 shares                     18,625                         18,766
   Additional paid-in capital                                                    1,018,232                      1,077,431
   Retained earnings                                                               574,763                        475,427
   Accumulated other comprehensive income                                            4,788                          4,239
                                                                           ---------------                ---------------
TOTAL STOCKHOLDERS' EQUITY                                                       1,616,408                      1,575,863
                                                                           ---------------                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     2,704,163                $     2,439,451
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

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           NINE MONTHS ENDED                           THREE MONTHS ENDED
                                                     OCTOBER 31,        OCTOBER 31,              OCTOBER 31,        OCTOBER 31,
                                                        2001               2002                     2001               2002
Sales                                                  $1,005,159            $559,873                $295,032           $167,469
Cost of sales                                             414,483             255,634                 125,210             84,512
                                                    -------------     ---------------         ---------------     --------------
Gross margin                                              590,676             304,239                 169,822             82,957

Operating expenses:
      Research and development, net                       221,386             178,313                  76,198             54,556
      Selling, general and administrative                 242,486             214,425                  83,312             68,414
      Workforce reduction, restructuring
           and impairment charges                           8,875              53,716                       -             50,918
                                                    -------------     ---------------         ---------------     --------------

      Income (loss) from operations                       117,929            (142,215)                 10,312            (90,931)

      Interest and other income (expense), net             (1,479)             47,302                  (8,438)            13,197
                                                    -------------     ---------------         ---------------     --------------

Income (loss) before income tax provision                 116,450             (94,913)                  1,874            (77,734)
Income tax provision                                        7,815               4,423                     179              1,949
                                                    -------------     ---------------         ---------------     --------------

Net income (loss)                                        $108,635            $(99,336)                 $1,695           $(79,683)
                                                    =============     ===============         ===============     ==============

Earnings (loss) per share:
      Basic                                                 $0.61             $(0.53)                   $0.01            $(0.43)
                                                            =====             =======                   =====            =======
      Diluted                                               $0.59             $(0.53)                   $0.01            $(0.43)
                                                            =====             =======                   =====            =======

   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                             OCTOBER 31,           OCTOBER 31,
                                                                                2001                  2002
Cash flows from operating activities:
      Net cash from operations after adjustment
         for non-cash items                                               $      154,564         $      (30,865)
      Changes in assets and liabilities:
      Accounts receivable                                                        (61,228)                95,898
      Inventories                                                                 48,485                  4,239
      Prepaid expenses and other current assets                                   (6,203)                20,146
      Accounts payable and accrued expenses                                       21,566                (54,176)
      Other, net                                                                 (71,926)                (2,738)
                                                                          --------------         --------------
Net cash provided by operating activities                                         85,258                 32,504
                                                                          --------------         --------------

Cash flows from investing activities:
      Maturities and sales (purchases) of bank time deposits
        and investments, net                                                      54,495                124,845
      Purchases of property and equipment                                        (45,065)               (21,063)
      Increase in software development costs                                     (17,429)               (10,106)
      Net assets acquired                                                              -                (27,765)
                                                                          --------------         --------------
Net cash provided by (used in) investing activities                               (7,999)                65,911
                                                                          --------------         --------------

Cash flows from financing activities:
      Net decrease in bank loans and other debt                                   (2,907)              (208,769)
      Proceeds from issuance of common stock                                      26,216                 76,569
                                                                          --------------         --------------
Net cash provided by (used in) financing activities                               23,309               (132,200)
                                                                          --------------         --------------

Net increase (decrease) in cash and cash equivalents                             100,568                (33,785)
Cash and cash equivalents, beginning of period                                 1,275,105              1,361,862
                                                                          --------------         --------------
Cash and cash equivalents, end of period                                  $    1,375,673         $    1,328,077
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

           The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2002. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine month periods ended October 31, 2002 are not necessarily indicative of the results to be expected for the full year.

           RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

           INVENTORIES. The composition of inventories at January 31, 2002 and October 31, 2002 is as follows:

                                  JANUARY 31,                      OCTOBER 31,
                                     2002                             2002
                                                 (In thousands)

    Raw materials                $      30,989                   $      25,613
    Work in process                     12,049                          12,700
    Finished goods                      12,986                          10,909
                                 -------------                   -------------
                                 $      56,024                   $      49,222
                                 =============                   =============

           RESEARCH AND DEVELOPMENT EXPENSES. The Company has received periodic reimbursement from the Israeli Government of a portion of the costs of approved research and development projects conducted at its facilities in Israel. Such reimbursement amounted to $1,490,000 and $8,673,000 in the three and nine month periods ended October 31, 2001, respectively, and $2,379,000 and $8,316,000 in the three and nine month periods ended October 31, 2002, respectively. See ITEM 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties." Under the terms of the applicable funding agreements, the Company is required to pay royalties on revenues associated with certain of its products resulting from certain projects that received government funding, and certain products may not be manufactured outside of Israel without government approval.

           EARNINGS (LOSS) PER SHARE. The computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings
(loss) per share for the three and nine month periods ended October 31, 2001 and 2002 is as follows:

                                     THREE MONTHS ENDED                               THREE MONTHS ENDED
                                      OCTOBER 31, 2001                                 OCTOBER 31, 2002
                             ---------------------------------                -----------------------------------
                               Net                  Per Share                   Net                    Per Share
                              Income      Shares     Amount                    Loss         Shares       Amount
                                                   (In thousands, except per share data)
BASIC EPS
Net Income (loss)            $1,695       185,729    $0.01                    $(79,683)      187,457    $(0.43)
                                                     =====                                              =======

EFFECT OF DILUTIVE
     SECURITIES
Options and warrants                        3,892
                             ------       -------    -----                    ---------      -------    -------

DILUTED EPS                  $1,695       189,621    $0.01                    $(79,683)      187,457    $(0.43)
                             ======       =======    =====                    =========      =======    =======


                                     NINE MONTHS ENDED                                    NINE MONTHS ENDED
                                      OCTOBER 31, 2001                                     OCTOBER 31, 2002
                             -----------------------------------               ------------------------------------
                               Net                     Per Share                 Net                      Per Share
                              Income       Shares       Amount                   Loss          Shares       Amount
                                                    (In thousands, except per share data)

BASIC EPS
Net Income (loss)             $108,635     177,026       $0.61                  $(99,336)      187,040     $(0.53)
                                                         =====                                             =======

EFFECT OF DILUTIVE
     SECURITIES
Options and warrants                         6,381
                             ---------     -------       -----                  ---------      -------     -------

DILUTED EPS                   $108,635     183,407       $0.59                  $(99,336)      187,040     $(0.53)
                             =========     =======       =====                  =========      =======     =======


           The diluted earnings (loss) per share computation for the three and nine months ended October 31, 2002 excludes incremental shares of approximately 274,000 and 655,000, respectively, related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during these periods. In addition, the Company's 1.5% convertible debentures were not included in the computation of diluted earnings (loss) per share for all periods because the effect of including them would be antidilutive.

           COMPREHENSIVE INCOME (LOSS). Total comprehensive income (loss) was $1,292,000 and $(80,601,000) for the three month periods ended October 31, 2001 and 2002, respectively, and $106,506,000 and $(99,885,000) for the nine month periods ended October 31, 2001 and 2002, respectively. The elements of comprehensive income include net income, unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

           CONVERTIBLE DEBENTURES. In November and December 2000, the Company issued $600,000,000 aggregate principal amount of its 1.50% convertible senior debentures due December 2005 (the "Debentures"). The Debentures are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The Debentures are convertible, at the option of the holders, into shares of the

Company's common stock at a conversion price of $116.325 per share, subject to adjustment in certain events; and are subject to redemption at any time on or after December 1, 2003, in whole or in part, at the option of the Company, at redemption prices (expressed as percentages of the principal amount) of 100.375% if redeemed during the twelve-month period beginning December 1, 2003, and 100% of the principal amount if redeemed thereafter. The Debenture holders may require the Company to repurchase the Debentures at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may pay the repurchase price in common stock. During the three and nine month periods ended October 31, 2002, the Company acquired, in open market purchases, $39,180,000 and $205,180,000, respectively, of face amount of its convertible debentures, resulting in a pre-tax gain, net of debt issuance costs, of approximately $7,436,000 and $38,938,000, respectively, included in `Interest and other income (expense), net' in the Condensed Consolidated Statements of Operations.

           ACQUISITIONS. In February 2002, Verint Systems Inc. ("Verint"), a subsidiary of CTI, acquired the digital video recording business of Lanex, LLC. The Lanex business provides digital video recording solutions for security and surveillance applications primarily to North American banks. The purchase price consisted of approximately $9.5 million in cash and a $2.2 million convertible note. The note is non-interest bearing and matures on February 1, 2004. The holder of the note may elect to convert the note, in whole or in part, into shares of Verint's common stock at a conversion price of $16.06 per share. The note is guaranteed by CTI. Pro forma results of operations have not been presented because the effects of this acquisition are not material.

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

           WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES. During the year ended January 31, 2002, the Company took steps to better align its cost structure with the business environment and to improve the efficiency of its operations. These steps included a reduction in workforce announced in April 2001 and a restructuring plan, which included an additional reduction in workforce, announced in December 2001. During the three and nine month periods ended October 31, 2002, the Company took additional steps to reduce its workforce, restructure its operations and write-off impaired assets, resulting in a charge of approximately $50,918,000 and $53,716,000, respectively, pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment.

As of October 31, 2002 the Company had an accrual of approximately $53,827,000 related to the workforce reduction and restructuring plans. A roll forward of the workforce reduction and restructuring plan accrual from January 31, 2002 is as follows:

                                                 WORKFORCE
                                ACCRUAL         REDUCTION,                                                       ACCRUAL
                              BALANCE AT       RESTRUCTURING                                                   BALANCE AT
                              JANUARY 31,      & IMPAIRMENT            CASH              NON-CASH              OCTOBER 31,
                                 2002             CHARGES            PAYMENTS             CHARGES                 2002
                                 ----             -------            --------             -------                 ----
                                                        (IN THOUSANDS)
Severance and related         $    11,862       $    21,530         $   21,667          $         -           $     11,725
Facilities and related             24,347            19,248              1,493                    -                 42,102
Property and equipment                  -            12,938                  -               12,938                      -
                              -----------       -----------         ----------          -----------           ------------
Total                         $    36,209       $    53,716         $   23,160          $    12,938           $     53,827
                              ===========       ===========         ==========          ===========           ============

           Severance and related costs consist primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of these severance and related costs is expected to be paid by July 2003.

           Facilities and related costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities to be vacated primarily in the United States and Israel as a result of the restructuring plan. The balance of these facilities and related costs is expected to be paid at various dates through January 2011.

           Property and equipment costs consist primarily of the write-down of various assets to their current estimable fair value, including the value of certain unimproved land in Israel that the Company had acquired with a view to the future construction of facilities for its Israeli operations.

           The Company expects to continue to reduce its workforce during the three months ending January 31, 2003 and incur additional restructuring related charges during such period.

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

           All Other - Includes other miscellaneous operations.

           The table below presents information about sales, operating income
(loss) and segment assets as of and for the three and nine month periods ended October 31, 2001 and 2002:

                                                     Service        Security and
                                Enhanced            Enabling          Business
                                Services            Signaling       Intelligence
                                Solutions           Software          Recording          All        Reconciling      Consolidated
                                Products            Products          Products          Other          Items            Totals
                          ---------------------------------------------------------------------------------------------------------
                                                                     (In thousands)
THREE MONTHS ENDED OCTOBER 31, 2001:

Sales                        $      251,102      $     13,013      $     31,039    $     2,510    $      (2,632)   $      295,032
Operating Income
       (Loss)                $       12,117      $        357      $       (786)   $      (171)   $      (1,205)   $       10,312

THREE MONTHS ENDED OCTOBER 31, 2002:

Sales                        $      117,212      $      7,764      $     40,671    $     2,437    $        (615)   $      167,469
Operating Income
       (Loss)                $      (93,607)     $       (537)     $      2,717    $       393    $         103    $      (90,931)

NINE MONTHS ENDED OCTOBER 31, 2001:

Sales                        $      859,805      $     47,972      $     97,614    $     7,265    $      (7,497)   $    1,005,159
Operating Income
       (Loss)                $      115,917      $      8,422      $     (1,808)   $      (613)   $      (3,989)   $      117,929

NINE MONTHS ENDED OCTOBER 31, 2002:

Sales                        $      418,983      $     20,964      $    115,458    $     7,318    $      (2,850)   $      559,873
Operating Income
       (Loss)                $     (137,543)     $     (8,164)     $      7,024    $      (542)   $      (2,990)   $     (142,215)

TOTAL ASSETS:

October 31, 2001             $    1,217,172      $    240,820      $    113,587    $    60,176    $   1,071,496    $    2,703,251

October 31, 2002             $    1,025,965      $    235,069      $    199,596    $    34,839    $     943,982    $    2,439,451


Reconciling items consist of the following:

         Sales - elimination of intersegment revenues.

         Operating Income (Loss) - elimination of intersegment operating income and corporate operations.

         Total Assets - elimination of intersegment receivables and unallocated corporate assets.

           EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and is to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

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

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years; however, early adoption is encouraged. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. SFAS No. 145 recognizes that the use of debt extinguishment has become part of the risk management strategy of many companies and therefore may be considered as part of a company's operating activities. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002 with earlier application encouraged. The Company adopted SFAS No. 145 in the three month period ended July 31, 2002. Accordingly, as the Company intends to periodically extinguish its debt as part of its risk management strategy, the gain of approximately $38.9 million on the extinguishment of debt relating to the Company's 1.50% convertible debentures was recorded through continuing operations in the Condensed Consolidated Statement of Operations and is included in the "Net cash from operations after adjustment for non-cash items" in the Condensed Consolidated Statement of Cash Flows for the nine month period ended October 31, 2002. In addition, SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged for these items.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF Issue No. 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The Company is currently evaluating the impact that SFAS No. 146 will have on its consolidated financial statements.

           OPTION EXCHANGE PROGRAM. In May 2002, the Company announced the commencement of a voluntary stock option exchange program for its eligible employees. Under the program, which was approved by the Company's shareholders, participating employees were given the opportunity to have unexercised stock options previously granted to them cancelled, in exchange for replacement options that will be granted at a future date. Replacement options will be granted at a ratio of 0.85 new options for each existing option cancelled, at an exercise price equal to the fair market value of the Company's stock on the date of the re-grant, which currently is expected to be December 23, 2002. The exchange program was designed in accordance with FASB Interpretation No. 44. As per FASB Interpretation No. 44, the grant of replacement options not less than six months and one day after cancellation will not result in any variable compensation charges relating to these options. As a result of the stock option exchange program, the Company is currently obligated to grant replacement options to acquire a maximum of approximately 14.5 million shares of the Company's common stock.

           ISSUANCE OF SUBSIDIARY STOCK. In May 2002, Verint issued 4,500,000 shares of its common stock in an initial public offering. As a result of the initial public offering, the Company's ownership interest in Verint was reduced to approximately 79%. Proceeds from the offering, based on the offering price of $16.00 per share, totaled approximately $65.4 million, net of offering expenses. The Company recorded a gain of approximately $48.2 million during the three months ended July 31, 2002, which was recorded as an increase in stockholders' equity as a result of the issuance.

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

INTRODUCTION

           As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry experiencing a deep capital spending contraction and, consequently, have experienced year over year revenue declines. In contrast, Verint, which services the security and enterprise business intelligence markets, achieved revenue growth based, in part, on heightened awareness surrounding homeland defense and security related initiatives in the U.S. and worldwide. Overall, however, with a substantial majority of the quarter's sales generated from activities serving the telecommunications industry, during the quarter ended October 31, 2002 the Company experienced a sequential sales decline of approximately 8% and a year over year sales decline of approximately 43% resulting in an operating loss for the quarter.

NINE MONTH AND THREE MONTH PERIODS ENDED OCTOBER 31, 2002
COMPARED TO NINE MONTH AND THREE MONTH PERIODS ENDED OCTOBER 31, 2001

           Sales. Sales for the nine month and three month periods ended October 31, 2002 decreased by approximately $445.3 million, or 44%, and $127.6 million, or 43%, respectively, compared to the nine month and three month periods ended October 31, 2001. This decrease is primarily attributable to a decrease in sales of enhanced services solutions ("ESS") products in the nine month and three month periods ended October 31, 2002 of approximately $440.8 million and $133.9 million, respectively. In addition, sales of security and business intelligence recording products and service enabling signaling software products increased (decreased) by approximately $17.8 million and $(27.0) million, respectively, in the nine month period and approximately $9.6 million and $(5.2) million, respectively, in the three month period.

           Cost of Sales. Cost of sales for the nine month and three month periods ended October 31, 2002 decreased by approximately $158.8 million, or 38%, and $40.7 million, or 33%, respectively, as compared to the nine month and three month periods ended October 31, 2001. The decrease in cost of sales in the nine month and three month periods ended October 31, 2002 is primarily attributable to decreased materials and overhead costs of approximately $125.5 million and $31.0 million, respectively, due to the decrease in sales, and decreased royalty expense of approximately $22.2 million and $7.0 million, respectively, partially offset by a charge of approximately $5.9 million for the nine and three month periods ended October 31, 2002, pertaining to the write-down of the value of certain inventory and the write-off of certain prepaid licenses for which there is no estimable future use. Gross margins for the nine month and three month periods ended October 31, 2002 decreased to approximately 54.3% and 49.5%, respectively, from approximately 58.8% and 57.6%, respectively, in the corresponding 2001 periods.

           Research and Development, net. Net research and development expenses for the nine month and three month periods ended October 31, 2002 decreased by approximately $43.1 million, or 19%, and $21.6 million, or 28%, respectively, as compared to the nine month and three month periods ended October 31, 2001 primarily due to the reductions in workforce and a reduction of research and development projects.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine month and three month periods ended October 31, 2002 decreased by approximately $28.1 million, or 12%, and $14.9 million, or 18%, respectively, compared to the nine month and three month periods ended October 31, 2001, and as a percentage of sales for the nine month and three month periods ended October 31, 2002 increased to approximately 38% and 41%, respectively, from approximately 24% and 28% in the corresponding 2001 periods. The decrease in the dollar amount of the expense was primarily due to the reductions in workforce.

           Workforce Reduction, Restructuring and Impairment Charges. During the nine months ended October 31, 2001 the Company reduced its workforce, resulting in a charge of approximately $8.9 million to operations for severance and other related costs during the period. During the nine and three month periods ended October 31, 2002, the Company took additional steps to reduce its workforce, restructure its operations and write-off impaired assets, resulting in a charge to operations of approximately $53.7 million and $50.9 million, respectively, pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment.

           Interest and Other Income (Expense), net. Interest and other income (expense), net, for the nine month and three month periods ended October 31, 2002 increased by approximately $48.8 million and $21.6 million, respectively, as compared to the nine month and three month periods ended October 31, 2001. The principal reasons for the increase in the nine month and three month periods ended October 31, 2002 are (i) decreased interest expense of approximately $5.7 million and $0.7 million, respectively, due to the redemption of the Company's $300 million 4.50% convertible debentures in June 2001, as well as the Company buying back $205.2 million face value of its 1.50% convertible debentures during the nine months ended October 31, 2002; (ii) change in foreign currency gains/losses of approximately $40.9 million and $2.3 million, respectively, due primarily to the strengthening of the euro during the 2002 periods; (iii) during the 2002 periods, the Company recorded a gain of approximately $38.9 million and $7.4 million, respectively, as a result of buying back $205.2 million face value of its 1.50% convertible debentures; (iv) a decrease of approximately $2.5 million in the minority interest in the nine month period; and (v) a decrease in net losses from the sale and write-down of investments of approximately $19.2 million in the three month period. Such items were offset by (i) decreased interest and dividend income of approximately $22.8 million and $5.2 million, respectively, due to the decline in interest rates in the 2002 periods; (ii) an increase in net losses from the sale and write-down of investments of approximately $13.1 million during the nine month period; (iii) change in the equity of affiliates of approximately $1.5 million in each of the nine and three month periods; (iv) an increase of approximately $0.5 million in the minority interest in the three month period; and (v) other changes of approximately $1.8 million and $0.8 million, respectively.

           Income Tax Provision. Provision for income taxes for the nine month and three month periods ended October 31, 2002 increased (decreased) by approximately $(3.4) million, or (43)%, and $1.8 million, or 989%, respectively, as compared to the nine month and three month periods ended October 31, 2001 due primarily to decreased pre-tax income. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Net Income (Loss). Net income (loss) for the nine month and three month periods ended October 31, 2002 decreased by approximately $208.0 million and $81.4 million, respectively, as compared to the nine month and three month periods ended October 31, 2001, and as a percentage of sales was approximately 10.8% and (17.7)% in the nine month periods ended October 31, 2001 and 2002, respectively, and was approximately 0.6% and (47.6)% in the three month periods ended October 31, 2001 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at October 31, 2002 and January 31, 2002 was approximately $1,780.3 million and $2,030.3 million, respectively.

           Operations for the nine month periods ended October 31, 2002 and 2001, after adjustment for non-cash items, provided (used) cash of approximately $(30.9) million and $154.6 million, respectively. During such periods, other changes in operating assets and liabilities provided (used) cash of approximately $63.4 million and $(69.3) million, respectively. This resulted in net cash provided by operating activities of approximately $32.5 million and $85.3 million, respectively.

           Investing activities for the nine month periods ended October 31, 2002 and 2001 provided (used) cash of approximately $65.9 million and $(8.0) million, respectively. These amounts include (i) additions to property and equipment of approximately $(21.1) million and $(45.1) million, respectively;
(ii) net maturities and sales (purchases) of bank time deposits and investments of approximately $124.8 million and $54.5 million, respectively; (iii) capitalization of software development costs of approximately $(10.1) million and $(17.4) million, respectively and (iv) net assets acquired as a result of acquisitions in the 2002 period of approximately $(27.8) million.

           Financing activities for the nine month periods ended October 31, 2002 and 2001 provided (used) cash of approximately $(132.2) million and $23.3 million, respectively. These amounts include (i) proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and employee stock purchase plan of the Company and the issuance of common stock of Verint in the nine month periods ended October 31, 2002 and 2001 of approximately $76.6 million and $26.2 million, respectively and (ii) net decrease in bank loans and other debt of approximately $(208.8) million and $(2.9) million, respectively.

           As of October 31, 2002, the Company had outstanding convertible debentures of $394.8 million. In January 2002, Verint took a bank loan in the amount of $42 million. This loan, which matures in February 2003, bears interest at LIBOR plus 0.55% and may be prepaid without penalty. The loan is guaranteed by CTI.

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

           The Company's costs of operations have at times been affected by changes in the cost of its operations in Israel, resulting from changes in the value of the Israeli shekel relative to the United States dollar, which for certain periods had a negative impact, and from difficulties in attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the availability of such personnel has at times been severely limited. Changes in these cost factors have from time to time been significant and difficult to predict, and could in the future have a material adverse effect on the Company's results of operations.

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

           The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company has regularly participated in a conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel ("OCS") under which it has received significant benefits through reimbursement of up to 50% of qualified research and development expenditures. Verint currently pays royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. Such royalty payments by Verint are currently required to be made until the government has been reimbursed the amounts received by the Company plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. During fiscal 2001, Comverse entered into an arrangement with the OCS whereby Comverse agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, Comverse will receive lower amounts from the OCS than it has historically received, but will not have to pay royalty amounts on future grants. The amount of reimbursement received by the Company under this program has been reduced significantly, and the Company does not expect to receive significant reimbursement under this program in the future. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The continued reduction in the benefits received by the Company under the program, or the termination of its eligibility to receive these benefits at all in the future, could adversely affect the Company's operating results.

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

           The Company's success is dependent on recruiting and retaining key management and highly skilled technical, managerial, sales, and marketing personnel. The market for highly skilled personnel remains very competitive despite the current economic conditions. The Company's ability to attract and retain employees also may be affected by recent cost control actions, including reductions in the Company's workforce and the associated reorganization of operations.

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

           Substantial litigation regarding intellectual property rights exists in technology related industries, and the Company expects that its products may be increasingly subject to third-party infringement claims as the number of competitors in its industry segments grows and the functionality of software products in different industry segments overlaps. In addition, the Company has agreed to indemnify customers in certain situations should it be determined that its products infringe on the proprietary rights of third parties. Any third-party infringement claims could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require the Company to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all. Ronald A. Katz Technology Licensing ("RAKTL") has sent letters to and/or has instituted litigation against certain customers of the Company suggesting that the customer infringes patents owned by RAKTL. The patents asserted by RAKTL allegedly relate to various aspects of telephone call processing. Certain customers have indicated they may request the Company to indemnify and defend them against claims based on allegations of infringement of RAKTL's patents. The Company is currently considering whether it has potential liability under the RAKTL patents. If the Company does become involved in litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, the Company intends to vigorously contest the claims and to assert appropriate defenses. A successful claim of infringement against the Company and its failure or inability to license the infringed or similar technology could have a material adverse effect on its business, financial condition and results of operations.

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

           The severe decline in the public trading prices of equity securities, particularly in the technology and telecommunications sectors, and corresponding decline in values of privately-held companies and venture capital funds in which the Company has invested, have, and may continue to have, an adverse impact on the Company's financial results. The Company has in the past benefited from the long-term rise in the public trading price of its shares in various ways, including its ability to use equity incentive arrangements as a means of attracting and retaining the highly qualified employees necessary for the growth of its business and its ability to raise capital on relatively attractive conditions. The decline in the price of the Company's shares, and the overall decline in equity prices generally, and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to rely on equity incentive arrangements as a means to recruit and retain talented employees, and has impacted the ability of the Company to raise capital on terms as advantageous to the Company as in the past.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

           Refer to Item 7A in the Company's Annual Report on Form 10-K for a discussion about the Company's exposure to market risks.


ITEM 4.    Controls and Procedures.

           (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

           Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

           (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                Other Information

ITEM 1.          Legal Proceedings.

            On or about October 19, 2001, a securities class action complaint entitled Kevin Beier v. Comverse Technology, Inc., et al., CV 016972, was filed against CTI and certain of its executive officers in the United States District Court for the Eastern District of New York ("the Court"). An amended consolidated complaint was filed on March 4, 2002. The amended consolidated complaint generally alleges violations of federal securities laws on behalf of individuals who allege that they purchased CTI's common stock during a purported class period between April 30, 2001 and July 10, 2001. The amended consolidated complaint sought an unspecified amount in damages on behalf of persons who purchased CTI stock during the purported class period. On April 22, 2002, CTI filed a Motion to Dismiss the amended consolidated complaint in its entirety. On September 30, 2002, the Court granted CTI's Motion to Dismiss the amended consolidated complaint. On November 8, 2002, the Court entered a final judgment dismissing the amended consolidated complaint with prejudice. On November 26, 2002, plaintiffs agreed to waive their right to appeal the judgment in exchange for CTI's agreement that each side bear its own costs and legal fees. Plaintiffs' time to appeal has expired and no appeal was filed, and the case is now closed.


ITEM 6.          Exhibits and Reports on Form 8-K.

(a)          Exhibit Index.

             None.

(b)          Reports on Form 8-K.

           During the third quarter of 2002, the Company filed a report on Form 8-K dated September 13, 2002.

Item 9. Regulation FD Disclosure:

(1) Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings pursuant to Securities and Exchange Commission Order No. 4-460, dated June 27, 2002.

(2) Certifications of the Principal Executive Officer and the Principal Financial Officer as required pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMVERSE TECHNOLOGY, INC.

Dated: December 13, 2002                     /s/ Kobi Alexander
                                             ----------------------------------
                                             Kobi Alexander
                                             Chairman of the Board
                                             and Chief Executive Officer



Dated: December 13, 2002                     /s/ David Kreinberg
                                             ----------------------------------
                                             David Kreinberg
                                             Executive Vice President
                                             and Chief Financial Officer

                                 CERTIFICATIONS


           I, Kobi Alexander, the Chief Executive Officer of Comverse Technology, Inc., certify that:

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

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 13, 2002                        /s/ Kobi Alexander
                                               --------------------------------
                                               Name: Kobi Alexander
                                               Title: Chief Executive Officer

           I, David Kreinberg, the Chief Financial Officer of Comverse Technology, Inc., certify that:

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

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 13, 2002                          /s/ David Kreinberg
                                                 -------------------------------
                                                 Name: David Kreinberg
                                                 Title: Chief Financial Officer