Form 10-K
period 2003-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2003-04-30
CIK 803014

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended January 31, 2003


                         Commission File Number 0-15502


                            COMVERSE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


             NEW YORK                                       13-3238402
  State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


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

                                [X] Yes   [ ] No


================================================================================

================================================================================

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                [X] Yes   [ ] No

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, July 31, 2002, was approximately $1,486,963,000.

        There were 188,190,822 shares of the registrant's common stock outstanding on April 25, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information statement distributed in connection with the 2003 Annual Meeting of Shareholders of the registrant or in an amendment to this report on Form 10K/A.



                       -----------------------------------




Comverse, Comverse Technology and Comverse's logos are trademarks of the Company. LORONIX(R) is a registered trademark, and Intelligent Recording, OpenStorage Portal, RELIANT, STAR-GATE, ULTRA, Universal Database and Verint Systems are trademarks of Verint Systems Inc., a subsidiary of the Company. Signalware(R) and Ulticom(R) are registered trademarks of Ulticom, Inc., a subsidiary of the Company.

                                     PART I

ITEM 1.    BUSINESS.


THE COMPANY

           Comverse Technology, Inc. ("CTI" and, together with its subsidiaries, the "Company") designs, develops, manufactures, markets and supports systems and software for multimedia communications and information processing applications. The Company's products are used in a broad range of applications by wireless and wireline telecommunications network operators and service providers, call centers, and other government, public and commercial organizations worldwide.

           Through its subsidiary Comverse, Inc. ("Comverse"), the Company provides enhanced services products that enable telecommunications service providers ("TSPs") to offer a variety of revenue and traffic generating services accessible to large numbers of simultaneous users. These services include a broad range of messaging, information distribution and personal communications services, such as call answering with one-touch call return, voicemail, unified messaging (voice, fax, text, multimedia content and email in a single mailbox, media conversion such as email to voice and visual mailbox presentation), prepaid wireless calling services, wireless data and Internet-based services such as short messaging services ("SMS"), wireless information and entertainment services, multimedia messaging services ("MMS"), wireless instant messaging, interactive voice response ("IVR"), and voice portal services, which are part of a voice-controlled portfolio of services such as voice dialing, voice-controlled messaging, and other applications. Comverse's principal market for its systems consists of organizations that use the systems to provide services to the public, often on a subscription or pay-per-usage basis, and includes both wireless and wireline telecommunications network operators and other TSP organizations. Comverse markets its systems throughout the world, with its own direct sales force and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. More than 400 wireless and wireline TSPs in more than 100 countries, including the majority of the 20 largest telecom companies in the world, have selected Comverse's products to provide enhanced telecommunications services to their consumers. Major network operators and service providers using Comverse's systems include, among others, AT&T (USA), BellSouth (USA), Deutsche Telekom (Germany and other European countries), KDDI (Japan), MCI Worldcom (USA), mmO2 (several European countries), NTT (Japan), Orange (several European countries), SBC Communications (USA), SFR (France), SingTel (Singapore), Sprint PCS (USA), Telecom Italia (Italy), Telmex (Mexico), Telstra (Australia), Verizon (USA) and Vodafone (multiple countries).

           Through its subsidiary Verint Systems Inc. ("Verint"), the Company provides analytic software-based solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. Verint's software generates actionable intelligence through the collection, retention and analysis of voice, fax, video, email, Internet and data transmissions from multiple types of communications networks. The digital security and surveillance market consists primarily of communications interception by law enforcement and other government agencies and digital video security utilized by government agencies and public and private organizations. The enterprise business intelligence market consists primarily of solutions targeting enterprises that rely on contact centers for voice, email and Internet interactions with their customers. Additionally, an emerging segment of enterprise business intelligence utilizes digital video information to allow enterprises and institutions to enhance their operations, processes and performance. Verint sells its enterprise business intelligence solutions to contact center service bureaus, financial institutions, retailers, utilities, communications service providers, manufacturers and other enterprises. Verint has established marketing relationships with a variety of global value added resellers and a network of systems integrators including ADT, Avaya, British Telecom, Nortel and Siemens. Verint also has technological alliances with leading software and hardware companies including Genesys, Indentix, and Siebel, which enables Verint to offer complementary solutions to their products. Verint's products are used by over 1000 organizations in over 50 countries worldwide. Customers for digital security and surveillance products include the Mall of America, the U.S. Capitol, the U.S. Department of Defense, the U.S. Department of Justice, Vancouver International Airport, Washington Dulles International Airport, the Toronto Police Service, the Dutch National Police Agency, and other domestic and foreign law enforcement and intelligence agencies, as well as communications service and equipment providers, such as Cingular, Ericsson and Nortel. Customers for enterprise business intelligence products include Con Edison, FedEx, HSBC, JCPenney, Sprint, Target and Tiffany & Co. Verint had an initial public offering of its common stock in May, 2002, and its common stock is listed on the NASDAQ National Market System under the symbol "VRNT." CTI held approximately 78.6% of Verint's outstanding common stock as of January 31, 2003.

           Through its subsidiary Ulticom, Inc. ("Ulticom"), the Company provides service enabling signaling software for wireline, wireless and Internet communications. Ulticom's Signalware call control products interconnect the complex circuit switching, database and messaging systems and manage vital number, routing and billing information that form the backbone of today's public telecommunications networks. Ulticom's products are used by equipment manufacturers, application developers and communications service providers to deploy revenue generating infrastructure, enhanced and mandated services such as global roaming, voice and text messaging, prepaid calling and location-based services. Signalware products also are embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as voice-over-IP ("VoIP") and Internet offload. Ulticom had an initial public offering of its common stock in April, 2000, and its common stock is listed on the NASDAQ National Market System under the symbol "ULCM." CTI held approximately 71.6% of Ulticom's outstanding common stock as of January 31, 2003.

           The Company markets other telecommunications products and services, including products that are integrated with its systems and products that work in combination with other systems to provide advanced telecommunications services, such as automatic call distribution and messaging systems for telephone answering service bureaus, and intelligent Internet Protocol ("IP") gateways for wireless roaming. The Company also engages in venture capital investment and capital market activities for its own account.

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

           The Company's Internet address is www.cmvt.com. The information contained on the Company's website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its Internet website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission.

THE COMPANY'S PRODUCTS

ENHANCED SERVICES SOLUTIONS (ESS)

           Comverse is a leading provider of Enhanced Services Solutions that enable TSPs to offer a variety of revenue and traffic generating services accessible to large numbers of simultaneous users. These services include a broad range of messaging, information distribution and personal communications services, such as call answering with one-touch call return, voicemail, unified messaging (voice, fax, text, multimedia content and email in a single mailbox, media conversion such as email to voice and visual mailbox presentation), prepaid wireless calling services, wireless data and Internet-based services such as SMS, wireless information and entertainment services, MMS, wireless instant messaging, IVR and voice services, which are part of a voice-controlled portfolio of services such as voice dialing, voice-controlled messaging, and other applications. Comverse's principal market for its systems consists of organizations that use the systems to provide services to the public, often on a subscription or pay-per-usage basis, and includes both wireless and wireline telecommunications network operators and other TSP organizations. With call answering and voice messaging, TSPs benefit primarily from traffic revenue generated by the increase in billable completed calls. In addition, these services foster customer loyalty that results in an overall reduction in churn. Wireless TSPs are almost universally adding voicemail and SMS to their service offerings, and often as part of their basic service package, not only because of these benefits, but also because wireless voicemail messaging services directly increase billable airtime by stimulating outbound calls, and wireless SMS increases billable transactions by stimulating person-to-person messaging and information retrieval.

           Comverse's carrier grade ESS systems and software have been designed and packaged to meet the capacity, reliability, availability, scalability, maintainability, network and OMAP (Operations, Maintenance, Administration, and Provisioning) interfaces and physical requirements of large telecommunications network operators. The systems are offered in a variety of sizes and configurations and can be clustered for larger capacity installations. The systems are available with redundancy of critical components, so that no single failure will interrupt the service. Comverse's products are available in both centralized and distributed configurations.

           Comverse's systems also incorporate components that are compatible with the Intelligent Network ("IN") and Advanced Intelligent Network ("AIN") protocols for Service Control Points and Intelligent Peripherals, permitting Comverse's network operator customers to develop and deploy services based on the overall IN architecture.

               Comverse's products incorporate both Comverse-developed and third-party-developed software, and Comverse-designed and third-party hardware, in an open, IP-standards-based system architecture. The systems support a wide variety of digital telephony and IP interfaces and signaling systems, enabling them to adapt to a variety of different network environments and IN/AIN applications, and provide a "universal port" -- a single port that supports multiple applications and services at any time during a single call.

DIGITAL SECURITY AND SURVEILLANCE AND ENTERPRISE BUSINESS INTELLIGENCE

           Verint is a leading provider of analytic software-based solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. Verint's software generates actionable intelligence through the collection, retention and analysis of voice, fax, video, email, Internet and data transmissions from multiple types of communications networks.

           The digital security and surveillance market consists primarily of communications interception by law enforcement and other government agencies and digital video security utilized by government agencies and public and private organizations for use in airports, public buildings, correctional facilities and corporate sites.

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

           Verint's RELIANT product line provides intelligent recording and analysis solutions for communications interception activities to law enforcement organizations and other government agencies. The RELIANT software equips law enforcement agencies with an end-to-end solution for live monitoring of intercepted target communications and evidence collection management, regardless of the type of communication or network used. Applications can scale from a small center for a local police force, to a country-wide center for national law enforcement agencies. RELIANT products are designed to comply with legal regulations and can be integrated with communications networks in the country where the system is utilized. RELIANT collects intercepted communications from multiple channels and stores them for immediate access, further analysis and later use as evidence.

           Verint's LORONIX digital video security product line provides intelligent recording and analysis of video for security and surveillance applications to government agencies and public organizations. The LORONIX software digitizes, compresses, stores and retrieves video imaging. In addition,

LORONIX products provide live video streaming and camera control over local and wide area computer networks and the Internet. The LORONIX product line may be configured to allow customers to perform complete monitoring for security and management of local and remote sites from a central investigative unit. The use of digital storage and compression technology makes the LORONIX product line a more efficient alternative to traditional analog tape storage. The technology interfaces with access control, motion detection and analysis, facial recognition, activity and intrusion detection and other technologies for enhanced security and surveillance.

           The enterprise business intelligence market consists primarily of solutions targeting enterprises that rely on contact centers for voice, email and Internet interactions with their customers.

           Verint's ULTRA products record and analyze customer interactions to provide enterprises with business intelligence about their customers and help monitor and improve the performance of their contact centers. ULTRA products capture customer interactions from multiple sources, including telephone, email, Internet or VoIP. Utilizing ULTRA's OpenStorage Portal and Universal Database, customers can leverage their existing storage infrastructure to store and access recorded customer interactions using standard file formats. ULTRA products integrate with leading customer relationship management ("CRM") applications allowing the delivery of information directly to the user's desktop within Siebel, PeopleSoft and other CRM solutions. ULTRA also interfaces with popular desktop software tools, including Microsoft Outlook, Lotus Notes and web browsers, to enable the user to easily access the data in a familiar computing environment.

           Verint's LORONIX video business intelligence products enable enterprise customers to monitor and improve their operations through the analysis of live and recorded digital video. Like the LORONIX digital video security product, the LORONIX video business intelligence product digitizes, compresses, stores and retrieves video imaging. While leveraging the technology of the LORONIX digital security product, the LORONIX enterprise product line also contains unique software focused on maximizing operational effectiveness through video analysis. By interfacing with customer databases and software systems, LORONIX facilitates the user's review of video imaging based on specific criteria such as employee ID, product barcodes, traffic patterns and point of sale transaction history.

SERVICE ENABLING SIGNALING SOFTWARE

           The Company's Ulticom subsidiary provides service enabling signaling software for wireline, wireless and Internet communications. Ulticom's Signalware family of products are used by equipment manufacturers, application developers and communication service providers to deploy revenue generating infrastructure, enhanced and mandated services such as mobility, messaging, payment and location-based services. Signalware products also are embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as Internet offload and VoIP. Signalware provides signaling system #7 ("SS7"), the globally accepted signaling standard protocol, which interconnects the complex switching, database and messaging systems, and manages vital number, routing and billing information that form the backbone of today's telecommunications networks.

           Signalware supports a range of applications in wireline, wireless and Internet networks. In circuit networks, Signalware has been deployed as part of wireline services such as voice messaging, 800 number service and caller ID. Signalware enables wireless services that include infrastructure applications such as global roaming, as well as enhanced services such as voice and text messaging and prepaid calling. Signalware enables deployment of high capacity wireless data services made possible by the evolution from second generation ("2G") to third generation ("3G") infrastructures, including an intermediate generation called "2.5G". Signalware is used to deploy mandated, location based wireless services, such as emergency-911. Signalware also is used to enable solutions that ease congestion on existing networks by routing Internet dial-up traffic to more efficient packet infrastructure, and deliver VoIP services for local and long distance carriers.

           Signalware works with multiple SS7 networks, supports a wide variety of SS7 protocol elements, and enables analog or digital wireline and wireless transmissions. It provides the functionality needed for call set-up/termination and call routing/billing. Signalware products also include features that enable the transition from SS7 signaling to emerging packet signaling standards, such as SIGTRAN. New features include a SIGTRAN Gateway for circuit-packet network interoperability, and protocols to transport SS7 traffic over IP networks. Signalware packages run on a range of hardware platforms and operating systems, including Sun Solaris, IBM AIX and Red Hat Linux. These packages can be used in single or multiple computing configurations for fault resiliency and reliability. Signalware customers include equipment manufacturers, such as Alcatel, Ericsson and Siemens; application developers, such as Comverse, LogicaCMG and Sonus; and service providers, such as MCI WorldCom and Telefonica.

OTHER TELECOMMUNICATIONS PRODUCTS AND SERVICES

           The Company's other telecommunications products and services are developed and marketed through subsidiaries in the United States and internationally. These include automatic call distribution and messaging systems for telephone answering service bureaus and other organizations, and intelligent IP gateways for wireless roaming.

MARKETS, SALES AND MARKETING

           Comverse's ESS systems and software are marketed by Comverse throughout the world, with its own direct sales force as well as local distributors, and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment. Comverse is a leader in providing large capacity enhanced services software and systems for wireless and wireline telecommunications network operators around the world.

           More than 400 wireless and wireline telecommunications network operators in more than 100 countries, including the majority of the 20 largest telephone companies in the world, have selected Comverse's platforms to provide enhanced telecommunications services to their consumers. Major network operators using Comverse's ESS systems include, among others, AT&T (USA), BellSouth (USA), Deutsche Telekom (Germany and other European countries), KDDI (Japan), MCI Worldcom (USA), mmO2 (several European countries), NTT (Japan), Orange (several European countries), SBC Communications (USA), SFR (France), SingTel (Singapore), Sprint PCS (USA), Telecom Italia (Italy), Telmex (Mexico), Telstra (Australia), Verizon (USA) and Vodafone (multiple countries).

           Comverse provides its customers with marketing consultation, seminars and materials designed to assist them in marketing enhanced telecommunications services, and also undertakes to play an ongoing supporting role in their business and market planning processes.

           Verint's products are marketed primarily through a combination of its direct sales force and agents, distributors, value added resellers and systems integrators. Verint develops strategic marketing alliances with leading companies in the industry to expand the coverage and support of its direct sales force. Verint currently has such relationships with ADT, Avaya, British Telecom, Nortel and Siemens, among others. In addition, Verint established technological alliances with leading software and hardware companies including Genesys, Identix and Siebel, which enables Verint to offer complementary solutions to their products.

           Verint's products are used by over 1000 organizations and are deployed in over 50 countries, across many industries and markets. Many users of the products are large corporations or government agencies that operate from multiple locations and facilities across large geographic areas and sometimes across several countries. These organizations typically implement Verint's solutions in stages, with implementation in one or more sites and then gradually expanding to a full enterprise, networked-based solution.

           Customers for digital security and surveillance products include the Mall of America, the U.S. Capitol, the U.S. Department of Defense, the U.S. Department of Justice, Vancouver International Airport, Washington Dulles International Airport, the Toronto Police Service, the Dutch National Police Agency, and other domestic and foreign law enforcement and intelligence agencies, as well as communications service and equipment providers, such as Cingular, Ericsson and Nortel. Customers for enterprise business intelligence products include Con Edison, FedEx, HSBC, JCPenney, Sprint, Target and Tiffany & Co.

           Ulticom's products are used by over 55 customers and are deployed by more than 260 service providers in more than 100 countries. Ulticom markets its products and services primarily through a direct sales organization and through key relationships with customers. Customers include network equipment manufacturers, such as Alcatel, Ericsson and Siemens, enhanced services application enablers such as Comverse and LogicaCMG, softswitching vendors such as Sonus, and service providers such as MCI Worldcom and Telefonica.

TECHNOLOGIES

           The Company's research and development efforts focus particularly on the design of very large, high throughput systems, digital signal processing technologies for voice, image, video, and data communications, IP and messaging protocols, multimodal user interfaces, IN, AIN and signaling, development of various network and OMAP interfaces, and the development of applications and analytic solutions. The Company's products use advanced technologies in the areas of digital signal processing, VoIP, facsimile protocols, networking interfaces, databases, data networking, multi-processor computer architecture and real-time software design.

           The Company's products are based upon flexible system architectures specifically designed to handle high capacity multiple session multimodal user experiences, and multimedia communication and processing applications. The Company's products employ open system, modular architectures, which use distributed processors, rather than one large central processor, as well as multiple storage devices and data networking. Product design is intended to be readily adaptable to the usage and capacity requirements of the individual end-user. The product architectures are intended to allow the Company to add enhancements and new technologies to its systems without rendering existing products obsolete.

           The Company has developed or integrated third-party interfaces for its products to most circuit-switched and IP networks used around the world, including digital interfaces, such as IP, SIP, SS7, T1, E1 and ISDN and VoIP, designed to encompass both basic network connectivity and the IN/AIN capabilities of Intelligent Peripherals and SNs. The Company has also developed Internet Protocols, including cHTML, HTML, HTTP, IMAP4, LDAP, POP3, VPIM, VXML and WAP. The Company has implemented interception of communication protocols for Group 3 facsimile. Certain of its products incorporate LAN and WAN technologies used for the transfer of digitized voice, fax, video, and modem information, as well as for the transfer of data among various network elements.

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

RESEARCH AND DEVELOPMENT

           Because of the continuing technological changes that characterize the telecommunications and computer industries, the Company's success will depend, to a considerable extent, upon its ability to continue to develop competitive products through its research and development efforts. The Company currently employs more than 1,900 scientists, engineers and technicians in its research and development efforts, located predominantly in the United States and Israel with additional offices in France, Germany and Malaysia, with broad experience in the areas of digital signal processing, computer architecture, telephony, IP, data networking, multi-processing, databases, real-time software design and application software design, among others.

           A portion of the Company's research and development operations benefit from financial incentives provided by government agencies to promote research and development activities performed in Israel. The cost of such operations is and will continue to be affected by the continued availability of financial incentives under such programs. During the past fiscal year, the Company's research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel ("OCS"), under which reimbursement of a portion of the Company's research and development expenditures will be made subject to final approval of project budgets. Verint pays royalties on its sales of certain products developed in part with funding supplied under such programs. During the year ended January 31, 2002, Comverse entered into an arrangement with the OCS whereby Comverse agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition,

Comverse began to receive lower amounts from the OCS than it had historically received, but is not required to pay royalty amounts on such future grants. Permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. See "Licenses and Royalties" and "Operations in Israel" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

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

BACKLOG

           At January 31, 2003, the backlog of the Company amounted to approximately $293.9 million. We believe that substantially all of the backlog will be delivered within the next 12 months.

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

COMPETITION

           The Company faces strong competition in the markets for all of its products. The market for ESS systems is highly competitive, and includes numerous products offering a broad range of features and capacities. The primary competitors are suppliers of turnkey ESS systems and software, and indirect competitors that supply certain components to systems integrators. Many of Comverse's competitors specialize in a subset of Comverse's portfolio of products. Direct and/or indirect competitors include, among others, Boston Communications, Cap Gemini, Ericsson, Glenayre, IBM, InterVoice, LogicaCMG, Lucent, Motorola, Nokia, Openwave, SS8 Networks, Tecnomen, Telcordia, and Unisys. Competitors of Comverse that manufacture other telecommunications equipment may derive a competitive advantage in selling ESS systems to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers.

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

           Verint faces strong competition in the markets for its products, both in the United States and internationally. Verint expects competition to persist and intensify in the digital security and surveillance market, primarily due to increased demand for homeland defense and security solutions following the September 11, 2001 terrorist attacks. Verint's primary competitors are suppliers of security and recording systems and software, and indirect competitors that supply certain components to systems integrators. In the enterprise business intelligence market, Verint faces competition from organizations emerging from the traditional call logging or call recording market as well as software companies that develop and sell products that perform specific functions for this market. Additionally, many of Verint's competitors specialize in a subset of Verint's portfolio of products and services. Primary competitors include, among others, ECtel, e-talk, ETI, JSI Telecom, NICE Systems, Pelco, Raytheon, Sensormatic, SS8 Networks and Witness Systems. Verint believes it competes principally on the basis of product performance and functionality, knowledge and experience in the industry, product quality and reliability, customer service and support, and price.

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

           Competitors of Ulticom include a number of companies ranging from SS7 software solution providers, such as Hughes Software Systems and SS8 Networks, to vendors of communication and network infrastructure equipment, such as Continuous Computing (formerly Trillium Digital Systems) and Hewlett Packard. Ulticom believes it competes principally on the basis of product performance and functionality, product quality and reliability, customer service and support, and price.

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

CAPITAL MARKET ACTIVITIES

           The Company seeks to identify and implement suitable investments, and engages in portfolio investment and capital market activities, including venture capital investments directly and indirectly through private equity funds. Both directly and through a joint venture formed by the Company in partnership with Quantum Industrial Holdings Ltd., an investment company managed by Soros Fund Management LLC, the Company invests in venture capital in high technology firms, and engages in other investment activities. The Company has significantly reduced its new venture capital investments in recent periods.

OPERATIONS IN ISRAEL

           A substantial portion of the Company's research and development, manufacturing and other operations are located in Israel and, accordingly, may be affected by economic, political and military conditions in that country. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Israel has experienced terrorist incidents within its borders. During this period, peace negotiations between Israel and representatives of the Palestinian Authority have been sporadic and currently are suspended. The Company could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees are required to perform annual compulsory military reserve duty in Israel, and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations.

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

           Israel has entered into free trade agreements with its major trading partners. Israel and the European Union are parties to a Free Trade Agreement pursuant to which, subject to rules of origin, Israel's industrial exports to the European Union are exempt from customs duties and other non-tariff barriers and import restrictions. Israel also has an agreement with the United States to establish a Free Trade Area that has eliminated all tariff and certain non-tariff barriers on most trade between the two countries. Israel has also entered into an agreement with the European Free Trade Association ("EFTA"), which currently includes Iceland, Liechtenstein, Norway and Switzerland, that established a free-trade zone between Israel and EFTA nations exempting manufactured goods and some agricultural goods and processed foods from customs duties, while reducing duties on other goods. Israel also has free trade agreements with a number of other countries, such as Canada, Mexico and various European countries. The end of the Cold War has also enabled Israel to establish commercial and trade relations with a number of nations, including Russia, China, India, Turkey and the nations of Eastern Europe, with whom Israel had not previously had such relations.

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

EMPLOYEES

           At January 31, 2003, the Company employed approximately 4,789 individuals, of whom approximately 80% are scientists, engineers and technicians engaged in research and development, marketing and support activities. The Company considers its relationship with its employees to be good.

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







ITEM 2.    PROPERTIES.

           As of January 31, 2003, the Company leased an aggregate of approximately 2,478,000 square feet of office space and manufacturing and related facilities for its operations worldwide, including approximately 1,540,000 square feet in Tel Aviv, Israel, approximately 367,000 square feet in Wakefield, Massachusetts, approximately 60,000 square feet in Woodbury, New York, approximately 85,000 square feet in Mt. Laurel, New Jersey, an aggregate of approximately 186,000 square feet at various other locations in the United States and an aggregate of approximately 240,000 square feet at various locations in Europe, Asia-Pacific, South America, Africa and Canada. The aggregate base monthly rent for the facilities under lease as of January 31, 2003 was approximately $3,070,000, and all of such leases are subject to various pass-throughs and escalation adjustments.

           In addition, the Company owns office space and manufacturing and related facilities of approximately 40,000 square feet in Durango, Colorado, approximately 27,000 square feet in Bexbach, Germany, and approximately 423,000 square feet of unimproved land in Ra'anana, Israel.

           The Company believes that its facilities currently under lease are more than adequate for its current operations, and may endeavor selectively to reduce its existing facilities commitments as circumstances may warrant.


ITEM 3.    LEGAL PROCEEDINGS.

           On or about October 19, 2001, a securities class action complaint entitled Kevin Beier v. Comverse Technology, Inc., et al., CV 016972, was filed against CTI and certain of its executive officers in the United States District Court for the Eastern District of New York ("the Court"). An amended consolidated complaint was filed on March 4, 2002. The amended consolidated complaint generally alleged violations of federal securities laws on behalf of individuals who alleged that they purchased CTI's common stock during a purported class period between April 30, 2001 and July 10, 2001. The amended consolidated complaint sought an unspecified amount in damages on behalf of persons who purchased CTI stock during the purported class period. On April 22, 2002, CTI filed a Motion to Dismiss the amended consolidated complaint in its entirety. On September 30, 2002, the Court granted CTI's Motion to Dismiss the amended consolidated complaint. On November 8, 2002, the Court entered a final judgment dismissing the amended consolidated complaint with prejudice. On November 26, 2002, plaintiffs agreed to waive their right to appeal the judgment in exchange for CTI's agreement that each side bear its own costs and legal fees. Plaintiffs' time to appeal has expired and no appeal was filed, and the case is now closed.

           From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           At the Company's annual meeting of shareholders held on December 3, 2002, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders:

           1. The Company's 2002 Employee Stock Purchase Plan was approved, under which up to 1,500,000 shares of Common Stock may be made available for purchase by eligible employees. A total of 168,316,299 votes were cast for approval, a total of 2,783,133 votes were cast against approval and a total of 963,754 votes were abstentions.

           2. Ratification of Deloitte & Touche LLP as independent auditors of the Company for the year ending January 31, 2003. A total of 168,052,290 votes were cast for approval, a total of 3,188,405 votes were cast against approval and a total of 822,491 votes were abstentions.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
                     AND RELATED STOCKHOLDER MATTERS.


           The Common Stock of CTI trades on the NASDAQ National Market System under the symbol CMVT. The following table sets forth the range of closing prices of the Common Stock as reported on NASDAQ for the past two fiscal years:

               YEAR            FISCAL QUARTER          LOW            HIGH

               2001        2/1/01    -     4/30/01   $ 45.82        $113.13
                           5/1/01    -     7/31/01     24.78          74.11
                           8/1/01    -    10/31/01     15.90          29.87
                          11/1/01    -     1/31/02     19.14          26.93

               2002        2/1/02    -     4/30/02     11.68          20.74
                           5/1/02    -     7/31/02      7.60          12.93
                           8/1/02    -    10/31/02      6.82           9.26
                          11/1/02    -     1/31/03      7.87          12.33

           There were 1,803 holders of record of Common Stock at April 25, 2003. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of Common Stock outstanding at such date was approximately 30,000.

           The Company has not declared or paid any cash dividends on its equity securities and does not expect to pay any cash dividends in the near future, but rather intends to retain its earnings to finance the development of the Company's business. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion, and will depend upon the Company's earnings, financial condition, capital requirements and other relevant factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.    SELECTED FINANCIAL DATA.

           The following tables present selected consolidated financial data for the Company for the years ended January 31, 1999, 2000, 2001, 2002 and 2003. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. All financial information presented herein has been retroactively adjusted for the July 2000 acquisition of Loronix Information Systems, Inc. ("Loronix") to account for the transaction as a pooling of interests. All per share data has been restated to reflect a three-for-two stock split effected as a 50% stock dividend to shareholders of record on March 31, 1999, distributed on April 15, 1999, and a two-for-one stock split effected as a 100% stock dividend to shareholders of record on March 27, 2000, distributed on April 3, 2000.

                                                                                  YEAR ENDED JANUARY 31,
                                                  ---------------------------------------------------------------------------------
                                                      1999(1)           2000(1)           2001           2002              2003
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:

Sales                                                $708,805          $909,667        $1,225,058      $1,270,218         $735,889

Cost of Sales                                         304,665           371,589           482,658         525,480          338,121

Research and development, net                         134,201           169,816           232,198         293,296          232,593

Selling, general and administrative                   157,106           193,996           259,607         323,036          281,202

Acquisition expenses                                        -             2,016            15,971               -                -

Workforce reduction, restructuring and
impairment charges                                          -                 -                 -          63,562           66,714
                                                     --------         ---------         ---------        --------        ---------

Income (loss) from operations                         112,833           172,250           234,624          64,844         (182,741)

Interest and other income (expense), net                8,315            16,595            33,339          (5,789)          56,557
                                                     --------         ---------         ---------        --------        ---------

Income (loss) before income tax provision             121,148           188,845           267,963          59,055         (126,184)

Income tax provision                                   11,783            15,698            18,827           4,436            3,294
                                                     --------         ---------         ---------        --------        ---------

Net income (loss)                                    $109,365          $173,147          $249,136         $54,619        $(129,478)
                                                     ========         =========         =========        ========        =========



Earnings (loss) per share - diluted                     $0.75             $1.08             $1.39           $0.29           $(0.69)
                                                     ========         =========         =========        ========        =========

Weighted avg number of common and common
equivalent shares outstanding - diluted               145,439           178,986           189,964         186,434          187,212



                                                                                       JANUARY 31,
                                                   --------------------------------------------------------------------------------
                                                      1999(2)           2000(2)           2001           2002              2003
                                                                                     (IN THOUSANDS)
Balance Sheet Data:

Working capital                                      $712,165          $858,304        $1,860,379      $2,030,250       $1,766,507

Total assets                                        1,042,959         1,372,847         2,625,264       2,704,163        2,403,659

Long-term debt, including current portion             416,327           308,082           906,723         648,611          397,628

Stockholders' equity                                  390,855           724,839         1,236,165       1,616,408        1,549,692



(1)  Includes the results of Loronix for its fiscal year ended December 31.

(2)  Includes amounts for Loronix as of its fiscal year ended December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CRITICAL ACCOUNTING POLICIES

           Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. Although not all of the Company's critical accounting policies require management to make difficult, subjective or complex judgments or estimates, the following policies and estimates are those that the Company deems most critical.

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           The Company recognizes revenues in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition", and related Interpretations. The Company's systems are generally a bundled hardware and software solution that are shipped together. Revenue is generally recognized at the time of shipment for sales of systems which do not require significant customization to be performed by the Company when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

           Post-contract customer support ("PCS") services are sold separately or as part of a multiple element arrangement, in which case the related PCS element is determined based upon vendor-specific objective evidence of fair value, such that the portion of the total fee allocated to PCS services is generally recognized as revenue ratably over the term of the PCS arrangement.

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

           Cost of sales include material costs, subcontractor costs, salary and related benefits for the operations and service departments, depreciation and amortization of equipment used in the operations and service departments, amortization of capitalized software development costs, royalties and license fee costs, travel costs and an overhead allocation. Research and development costs include salary and related benefits as well as travel, depreciation and amortization of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, facility costs, as well as other costs associated with sales, marketing, finance and administrative departments.

         Accounts receivable are generally diversified due to the large number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. At the end of each accounting period, the Company records a reserve for bad debts included in accounts receivable based upon its current and historical collection history.

           Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers.

RESULTS OF OPERATIONS

INTRODUCTION

           As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry experiencing a deep capital spending contraction and, consequently, have experienced year over year revenue declines. In contrast, Verint, which services the security and enterprise business intelligence markets, achieved revenue growth based, in part, on heightened awareness surrounding homeland defense and security related initiatives in the U.S. and worldwide. Overall, however, with a substantial majority of sales for the year ended January 31, 2003 generated from activities serving the telecommunications industry, the Company experienced a year over year sales decline of approximately 42%, resulting in an operating loss for the period.

YEAR ENDED JANUARY 31, 2003 COMPARED TO YEAR ENDED JANUARY 31, 2002

           Sales. Sales for the fiscal year ended January 31, 2003 ("fiscal 2002") decreased by approximately $534.3 million, or 42%, compared to the fiscal year ended January 31, 2002 ("fiscal 2001"). The decrease in sales is primarily attributable to a decrease in sales of ESS products of approximately $537.3 million. Such decrease in ESS sales is attributable to all geographic regions, with sales by region as a percentage of total sales remaining fairly consistent between periods. In addition, sales of security and business intelligence recording products and service enabling signaling software products increased (decreased) by approximately $26.5 million and $(23.3) million, respectively. On a consolidated basis, sales to international customers represented approximately 65% of sales for fiscal 2002 compared to approximately 70% of sales for fiscal 2001.

           Cost of Sales. Cost of sales for fiscal 2002 decreased by approximately $187.4 million, or 36%, compared to fiscal 2001. The decrease in cost of sales is primarily attributable to decreased materials and overhead costs of approximately $146.6 million, due primarily to the decrease in sales, decreased royalty expense of approximately $20.5 million, decreased personnel-related costs of approximately $8.0 million and decreased travel costs of approximately $7.0 million, partially offset by a charge of approximately $5.9 million pertaining to the write-down of the value of certain inventory and the write-off of certain prepaid licenses for which there is no estimable future use. Gross margins decreased from approximately 58.6% in fiscal 2001 to approximately 54.1% in fiscal 2002.

           Research and Development, Net. Net research and development expenses for fiscal 2002 decreased by approximately $60.7 million, or 21%, compared to fiscal 2001, primarily due to the reductions in workforce and a reduction of research and development projects.

           Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2002 decreased by approximately $41.8 million, or 13%, compared to fiscal 2001, and as a percentage of sales increased from approximately 25.4% in fiscal 2001 to approximately 38.2% in fiscal 2002. The decrease in the dollar amount of the expense was primarily due to the reductions in workforce.

           Workforce Reduction, Restructuring and Impairment Charges. In order to better align its cost structure with the business environment and improve the efficiency of its operations, the Company took steps to reduce its workforce, restructure its operations and write-off impaired assets during fiscal 2001 and fiscal 2002. In connection with these steps, the Company incurred charges of approximately $63.6 million and $66.7 million in fiscal 2001 and fiscal 2002, respectively, primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment. The Company expects to pay out approximately $9.4 million for severance and related obligations during the year ended January 31, 2004 and approximately $40.5 million for facilities and related obligations at various dates through January 2011.

           Interest and Other Income (Expense), Net. Interest and other income (expense), net for fiscal 2002 increased by approximately $62.3 million compared to fiscal 2001. The principal reasons for the increase are (i) decreased interest expense of approximately $6.8 million due to the redemption of the Company's $300.0 million 4.5% convertible debentures in June 2001, as well as the Company's repurchase of approximately $209.2 million face value of its 1.5% convertible debentures during fiscal 2002; (ii) a gain of approximately $39.4 million recorded as a result of the Company's repurchase of approximately $209.2 million face value of its 1.5% convertible debentures during fiscal 2002; (iii) change in foreign currency gains/losses of approximately $48.5 million due primarily to the strengthening of the euro during fiscal 2002; and (iv) other changes of approximately $1.3 million, net. Such items were offset by (i) decreased interest and dividend income of approximately $26.0 million due primarily to the decline in interest rates during fiscal 2002; (ii) an increase in net losses from the sale and write-down of investments of approximately $4.6 million; (iii) change in the equity of affiliates of approximately $2.2 million; and (iv) an increase of approximately $0.9 million in the minority interest.

           Income Tax Provision. Provision for income taxes decreased from fiscal 2001 to fiscal 2002 by approximately $1.1 million, or 26%, due primarily to the overall decrease in pre-tax income coupled with shifts in the underlying mix by tax jurisdiction. The Company's overall rate of tax is reduced significantly by the existence of net operating loss carryforwards for Federal income tax purposes in the United States, as well as the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Net Income (Loss). Net income (loss) decreased by approximately $184.1 million in fiscal 2002 compared to fiscal 2001, while as a percentage of sales decreased from approximately 4.3% in fiscal 2001 to approximately (17.6)% in fiscal 2002. The decrease resulted primarily from the factors described above.


YEAR ENDED JANUARY 31, 2002 COMPARED TO YEAR ENDED JANUARY 31, 2001

           Sales. Sales for fiscal 2001 increased by approximately $45.2 million, or 4%, compared to the fiscal year ended January 31, 2001 ("fiscal 2000"). This increase is primarily attributable to an increase in sales of ESS products of approximately $48.7 million. Such increase was principally due to increased sales to American customers. In addition, sales of security and business intelligence recording products and service enabling signaling software products increased (decreased) by approximately $(8.0) million and $9.3 million, respectively.

           Cost of Sales. Cost of sales for fiscal 2001 increased by approximately $42.8 million, or 9%, compared to fiscal 2000. The increase in cost of sales is primarily attributable to increased materials and overhead costs of approximately $21.8 million, due primarily to the increase in sales, and increased personnel-related costs of approximately $23.2 million, due to the hiring of additional personnel and increased compensation and benefits for existing personnel. Gross margins decreased from approximately 60.6% in fiscal 2000 to approximately 58.6% in fiscal 2001.

           Research and Development, Net. Net research and development expenses for fiscal 2001 increased by approximately $61.1 million, or 26%, compared to fiscal 2000, due to overall growth of research and development operations and the initiation of significant new research and development projects. The increase was primarily due to the hiring of additional personnel and increased compensation and benefits for existing personnel of approximately $32.9 million, lower reimbursements for research and development projects submitted for funding to the OCS of approximately $11.5 million, an increase in depreciation and amortization costs of approximately $6.3 million and an increase in the overhead allocation of approximately $3.6 million.

           Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2001 increased by approximately $63.4 million, or 24%, compared to fiscal 2000, and as a percentage of sales increased from approximately 21.2% in fiscal 2000 to approximately 25.4% in fiscal 2001. The increase was primarily due to the hiring of additional personnel and increased compensation and benefits for existing personnel to support the increased level of sales during the first half of fiscal 2001.

           Acquisition Expenses. In July 2000, the Company acquired all of the outstanding stock of Loronix Information Systems, Inc., a company that develops software-based digital video recording and management systems, and all of the outstanding stock of Syborg Informationsysteme GmbH, a company that develops software-based digital voice and Internet recording and workforce management systems. In August 2000, the Company acquired all of the outstanding stock of Gaya Software Industries Ltd., a company specializing in software-based intelligent IP gateways and VoIP technology, and all of the outstanding stock of Exalink Ltd., a company specializing in protocol gateways and applications software for the delivery of Internet-based services to all types of wireless devices. These business combinations were accounted for as pooling of interests.

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

           Workforce Reduction, Restructuring and Impairment Charges. During fiscal 2001, the Company took steps to better align its cost structure with the business environment and to improve the efficiency of its operations. These steps included a reduction in workforce announced in April 2001 and a restructuring plan announced in December 2001. In connection with the implementation of these actions the Company incurred charges of approximately $63.6 million to cover the costs of severance, elimination of excess facilities and related leasehold improvements, write-off of certain inventory, property and equipment and capitalized software and other restructuring related charges, such as professional fees.

           Interest and Other Income (Expense), Net. Interest and other income (expense), net for fiscal 2001 decreased by approximately $39.1 million compared to fiscal 2000. The principal reasons for the decrease are increased net realized losses and write-downs of the Company's investments and decreased equity in the earnings of affiliates of approximately $22.1 million, increased interest expense of approximately $0.3 million and a change in foreign currency gains/losses of approximately $20.1 million. These decreases were partially offset by increased interest and dividend income of approximately $7.6 million. The increase in interest and dividend income is primarily a result of the inclusion of the proceeds for a full year in fiscal 2001 of the Company's $600.0 million 1.5% convertible debentures issued in November and December 2000, partially offset by the decrease in interest rates during fiscal 2001.

           Income Tax Provision. Provision for income taxes decreased from fiscal 2000 to fiscal 2001 by approximately $14.4 million, or 76%, due primarily to decreased pre-tax income. The Company's overall effective tax rate increased from approximately 7.0% during fiscal 2000 to approximately 7.5% in fiscal 2001. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Net Income (Loss). Net income decreased by approximately $194.5 million, or 78%, in fiscal 2001 compared to fiscal 2000, while as a percentage of sales decreased from approximately 20.3% in fiscal 2000 to approximately 4.3% in fiscal 2001. The decrease resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at January 31, 2003 and 2002 was approximately $1,766.5 million and $2,030.3 million, respectively. At January 31, 2003 and 2002, the Company had total cash and cash equivalents, bank time deposits and short-term investments of approximately $1,808.9 million and $1,892.5 million, respectively.

           Operations for fiscal 2002, fiscal 2001 and fiscal 2000, after adjustment for non-cash items, provided (used) cash of approximately $(35.7) million, $130.0 million and $309.7 million, respectively. During such years, other changes in operating assets and liabilities provided (used) cash of approximately $132.5 million, $12.2 million and $(65.2) million, respectively. This resulted in net cash provided by operating activities of approximately $96.8 million, $142.2 million and $244.5 million during fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

           Investing activities for fiscal 2002, fiscal 2001 and fiscal 2000 provided (used) cash of approximately $35.9 million, $(122.4) million and $(207.3) million, respectively. These amounts include (i) net maturities and sales (purchases) of bank time deposits and investments of approximately $114.5 million, $(44.8) million and $(94.5) million, respectively; (ii) additions to property and equipment of approximately $(34.1) million, $(54.6) million and $(97.3) million, respectively; (iii) capitalization of software development costs of approximately $(13.4) million, $(23.0) million and $(15.5) million, respectively; and (iv) net assets acquired as a result of acquisitions of approximately $(31.1) million in fiscal 2002.

           Financing activities for fiscal 2002, fiscal 2001 and fiscal 2000 provided (used) cash of approximately $(91.8) million, $67.0 million and $894.1 million, respectively. These amounts include (i) net proceeds from the issuance of the Company's 1.5% convertible senior debentures due December 2005 (the "Debentures") in fiscal 2000 of approximately $588.4 million and net repayments from the repurchase of Debentures in fiscal 2002 of approximately $(169.8) million; (ii) proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan of approximately $12.4 million, $28.8 million and $111.4 million, respectively; (iii) net proceeds from the issuance of common stock of subsidiaries in connection with public offerings in fiscal 2002 and fiscal 2000 of approximately $68.7 million and $195.2 million, respectively; and (iv) net proceeds (repayments) of bank loans and other debt of approximately $(3.1) million, $38.2 million and $(0.9) million, respectively.

           In November and December 2000, the Company issued $600.0 million aggregate principal amount of the Debentures for net proceeds of approximately $588.4 million. During fiscal 2002, the Company acquired, in open market purchases, approximately $209.2 million of face amount of the Debentures for approximately $169.8 million in cash, resulting in a pre-tax gain of approximately $39.4 million included in `Interest and other income (expense), net' in the Consolidated Statements of Operations.

           As of January 31, 2003, the Company had outstanding Debentures of approximately $390.8 million. During March and April 2003, the Company acquired, in open market purchases, approximately $44.6 million of face amount of the Debentures for approximately $41.3 million in cash, resulting in a pre-tax gain of approximately $2.8 million.

           In January 2002, Verint took a bank loan in the amount of $42.0 million. This loan, which matured in February 2003, bore interest at LIBOR plus 0.55% and was guaranteed by CTI. During February 2003, Verint repaid the bank loan.

           In April and October 2000, Ulticom completed initial and secondary public offerings of its common stock. Proceeds to Ulticom from the offerings totaled approximately $195.2 million, net of offering expenses. As of January 31, 2003, the Company's ownership interest in Ulticom was approximately 71.6%.

           In May 2002, Verint completed an initial public offering of its common stock. Proceeds from the offering totaled approximately $65.4 million, net of offering expenses. As of January 31, 2003, the Company's ownership interest in Verint was approximately 78.6%.

           In February 2002, Verint acquired the digital video recording business of Lanex, LLC ("Lanex"). The Lanex business provides digital video recording solutions for security and surveillance applications primarily to North American banks. The purchase price consisted of $9.5 million in cash and a $2.2 million convertible note. The note is non-interest bearing and matures on February 1, 2004. The holder of the note may elect to convert the note, in whole or in part, into shares of Verint's common stock at a conversion price of $16.06 per share. The note is guaranteed by CTI.

           In June 2002, the Company acquired Odigo, Inc. ("Odigo"), a privately-held provider of instant messaging and presence management solutions to service providers. The purchase price was approximately $20.1 million in cash. Prior to the acquisition, the Company was a strategic partner with Odigo, holding an equity position which it previously acquired for approximately $3 million.

           The Company has obtained bank guaranties primarily for performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $29.5 million at January 31, 2003, are to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 2003.

           In 1997, a subsidiary of CTI and Quantum Industrial Holdings Ltd. organized two new companies to make investments, including investments in high technology ventures. Each participant committed a total of $37.5 million to the capital of the new companies, for use as suitable investment opportunities are identified. Quantum Industrial Holdings Ltd. is a member of the Quantum Group of Funds managed by Soros Fund Management LLC and affiliated management companies. As of January 31, 2003, the Company has invested approximately $25.3 million related to these ventures. In addition, the Company has committed approximately $21.6 million to various companies, ventures and funds which may be called at the option of the investee.

           The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. As of January 31, 2003, the minimum annual rent obligations of the Company were approximately $31.6 million, $30.5 million, $29.3 million, $9.6 million and $29.3 million, respectively, for the twelve months ended January 31, 2004, 2005, 2006, 2007, and 2008 and thereafter, for a total obligation of approximately $130.3 million.

           The ability of CTI's Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that cash dividends may be paid by an Israeli corporation only out of retained earnings as determined for statutory purposes in Israeli currency. In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years' earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to United States residents are subject to withholding of Israeli income tax at source at a rate of up to 25%, depending on the particular facilities which have generated the earnings that are the source of the dividends.

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

           The Company's business is particularly dependent on the strength of the telecommunications industry. The telecommunications industry, including the Company, have been negatively affected by, among other factors, the high costs and large debt positions incurred by some TSPs to expand capacity and enable the provision of future services (and the corresponding risks associated with the development, marketing and adoption of these services as discussed below), including the cost of acquisitions of licenses to provide broadband services and reductions in TSPs' actual and projected revenues and deterioration in their actual and projected operating results. Accordingly, TSPs, including the Company's customers, have significantly reduced their actual and planned expenditures to expand or replace equipment and delayed and reduced the deployment of services. A number of TSPs, including certain customers of the

Company, also have indicated the existence of conditions of excess capacity in certain markets.

           In addition, certain TSPs have delayed the planned introduction of new services, such as broadband mobile telephone services, that would be supported by certain of the Company's products. Certain of the Company's customers also have implemented changes in procurement practices and procedures, including limitations on purchases in anticipation of estimated future capacity requirements, and in the management and use of their networks, that have reduced the Company's sales, which also has made it very difficult for the Company to project future sales. The continuation and/or exacerbation of these negative trends will have an adverse effect on the Company's future results. In addition to loss of revenue, weakness in the telecommunications industry has affected and will continue to affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for vendor financing and longer payment terms, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

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

           The telecommunications industry is subject to rapid technological change. The introduction of new technologies in the telecommunications market, including the delay in the adoption of such new technologies, and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. The Company's continued success will depend on its ability to correctly anticipate technological trends in its industries, to react quickly and effectively to such trends and to enhance its existing products and to introduce new products on a timely and cost-effective basis. As a result, the life cycle of the Company's products is difficult to estimate. The Company's new product offerings may not properly integrate into existing platforms and the failure of new product offerings to be accepted by the market could have a material adverse effect on our business, results of operations, and financial condition. In addition, changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. Discontinuing a business unit or product line may result in the Company recording accrued liabilities for special charges, such as costs associated with a reduction in workforce. These strategic decisions could result in changes to determinations regarding a product's useful life and the recoverability of the carrying basis of certain assets.

           The Company relies on a limited number of suppliers and manufacturers for specific components and may not be able to find alternate manufacturers that meet its requirements and existing or alternative sources may not be available on favorable terms and conditions. Thus, if there is a shortage of supply for these components, the Company may experience an interruption in its product supply. In addition, loss of third party software licensing could materially and adversely affect the Company's business, financial condition and results of operations.

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

           The market for the Company's digital security and surveillance and enterprise business intelligence products in the past has been affected by weakness in general economic conditions, delays or reductions in customers' purchases of capital equipment and uncertainties relating to government expenditure programs. The Company's business generated from government contracts may be adversely affected if: (i) the Company's reputation or relationship with government agencies is impaired, (ii) the Company is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency, (iii) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where the Company does not provide products and services, (iv) the Company is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of procurement laws or regulations, (v) the Company is not granted security clearances required to sell products to domestic or foreign governments or such security clearances are revoked, or (vi) there is a change in government procurement procedures. Competitive conditions in this sector also have been affected by the increasing use by certain potential customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals.

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

           Geopolitical, economic and military conditions could directly affect the Company's operations. The recent outbreak of severe acute respiratory syndrome ("SARS") has curtailed travel to and from certain countries (primarily in the Asia-Pacific region). Continued or additional restrictions on travel to and from these and other regions on account of SARS could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, our business, operating results and financial condition could be materially and adversely affected. More recently, the U.S. military involvement in overseas operations including, for example, the war with Iraq, could have a material adverse effect on the Company's business, results of operations, and financial condition.

           Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Israel has experienced terrorist incidents within its borders. During this period, peace negotiations between Israel and representatives of the Palestinian Authority have been sporadic and currently are suspended. The Company could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees in Israel are required to perform annual compulsory military service in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations.

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

           The Company's historical operating results reflect substantial benefits received from programs sponsored by the Israeli government for the support of research and development, as well as tax moratoriums and favorable tax rates associated with investments in approved projects ("Approved Enterprises") in Israel. Some of these programs and tax benefits have ceased and others may not be continued in the future and the availability of such benefits to the Company may be affected by a number of factors, including budgetary constraints resulting from adverse economic conditions, government policies and the Company's ability to satisfy eligibility criteria.

           The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company has regularly participated in a conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel ("OCS") under which it has received significant benefits through reimbursement of up to 50% of qualified research and development expenditures. Verint currently pays royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. Such royalty payments by Verint are currently required to be made until the government has been reimbursed the amounts received by the Company plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. During fiscal 2001, Comverse entered into an arrangement with the OCS whereby Comverse agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, Comverse began to receive lower amounts from the OCS than it had historically received, but will not have to pay royalty amounts on such grants. The amount of reimbursement received by the Company under this program has been reduced significantly, and the Company does not expect to receive significant reimbursement under this program in the future. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The continued reduction in the benefits received by the Company under the program, or the termination of its eligibility to receive these benefits at all in the future, could adversely affect the Company's operating results.

           The Company's overall effective tax rate benefits from the tax moratorium provided by the Government of Israel for Approved Enterprises undertaken in that country. The Company's effective tax rate may increase in the future due to, among other factors, the increased proportion of its taxable income associated with activities in higher tax jurisdictions, and by the relative ages of the Company's eligible investments in Israel. The tax moratorium on income from the Company's Approved Enterprise investments made prior to 1997 is four years, whereas subsequent Approved Enterprise projects are eligible for a moratorium of only two years. Reduced tax rates apply in each case for certain periods thereafter. To be eligible for these tax benefits, the Company must continue to meet conditions, including making specified investments in fixed assets and financing a percentage of investments with share capital. If the Company fails to meet such conditions in the future, the tax benefits would be canceled and the Company could be required to refund the tax benefits already received. Israeli authorities have indicated that additional limitations on the tax benefits associated with Approved Enterprise projects may be imposed for certain categories of taxpayers, which would include the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in, or take advantage of, those programs, the cost of the Company's operations in Israel would increase and there could be a material adverse effect on the Company's results of operations and financial condition.

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

           The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. The Company is required to obtain export licenses and other authorizations from applicable governmental authorities for certain countries within which it conducts business. The failure to receive any required license or authorization would hinder the Company's ability to sell its products and could adversely affect the Company's business, results of operations and financial condition. In addition, legal uncertainties regarding liability, compliance with local laws and regulations, labor laws, employee benefits, currency restrictions, difficulty in accounts receivable collection, longer collection periods and other requirements may have a negative impact on the Company's operating results.

           Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The Company has, and anticipates that it will continue to receive, contracts denominated in foreign currencies, particularly the euro. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of significant changes in currency rates during the contract period. The Company may experience risk associated with the failure to hedge the exchange rate risks associated with contracts denominated in foreign currencies and its operating results have been negatively impacted for certain periods and recently have been positively impacted and may continue to be affected to a material extent by the impact of currency fluctuations. Operating results may also be affected by the cost of such hedging activities that the Company does undertake.

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

           Substantial litigation regarding intellectual property rights exists in technology related industries, and the Company expects that its products may be increasingly subject to third-party infringement claims as the number of competitors in its industry segments grows and the functionality of software products in different industry segments overlaps. In addition, the Company has agreed to indemnify certain customers in certain situations should it be determined that its products infringe on the proprietary rights of third parties. Any third-party infringement claims could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require the Company to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all. A successful claim of infringement against the Company and its failure or inability to license the infringed or similar technology could have a material adverse effect on its business, financial condition and results of operations.

           The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments, and has made significant venture capital investments, both directly and through private investment funds. Such investments subject the Company to the risks inherent in the capital markets generally, and to the performance of other businesses over which it has no direct control. Given the relatively high proportion of the Company's liquid assets relative to its overall size, the results of its operations are materially affected by the results of the Company's capital management and investment activities and the risks associated with those activities. Declines in the public equity markets have caused, and may be expected to continue to cause, the Company to experience realized and unrealized investment losses. In addition, reduction in prevailing interest rates due to economic conditions or government policies has had and may continue to have an adverse impact on the Company's results of operations.

           The severe decline in the public trading prices of equity securities, particularly in the technology and telecommunications sectors, and corresponding decline in values of privately-held companies and venture capital funds in which the Company has invested, have, and may continue to have, an adverse impact on the Company's financial results. The Company has in the past benefited from the long-term rise in the public trading price of its shares in various ways, including its ability to use equity incentive arrangements as a means of attracting and retaining the highly qualified employees necessary for the growth of its business and its ability to raise capital on relatively attractive conditions. The decline in the price of the Company's shares, and the overall decline in equity prices generally, and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to significantly rely on equity incentive arrangements as a means to recruit and retain talented employees.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

           In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets are no longer amortized, but rather are reviewed for impairment on a periodic basis. The provisions of this Statement were required to be applied starting with fiscal years beginning after December 15, 2001, at the beginning of the Company's fiscal year, to all goodwill and other intangible assets in its financial statements at that date. Impairment losses for goodwill and certain intangible assets arising due to the initial application of this Statement were to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

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

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. SFAS No. 145 recognizes that the use of debt extinguishment has become part of the risk management strategy of many companies and therefore may be considered as part of a company's operating activities. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002 with earlier application encouraged. The Company adopted SFAS No. 145 in the quarter ended July 31, 2002. Accordingly, as the Company intends to periodically extinguish its debt as part of its risk management strategy, the gain of approximately $39.4 million on the extinguishment of debt relating to the Company's 1.5% convertible debentures was recorded through continuing operations in the Consolidated Statements of Operations for the year ended January 31, 2003. In addition, SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged for these items.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF Issue No. 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The disclosure requirements of SFAS No. 148 are effective for financial statements for fiscal years ending after and for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material effect on the Company's consolidated financial statements.

               In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company's consolidated financial statements.

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

           The Company may, from time to time, use foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of its products in foreign currency will be adversely affected by changes in exchange rates. In most instances, the Company elects not to hedge these transactions. As of January 31, 2003, the Company had no outstanding foreign currency exchange contracts.

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

           See Part IV, Item 15.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

                                    PART III

The information required by Part III Items 10-13 are omitted pursuant to instruction G(3).


ITEM 14.   CONTROLS AND PROCEDURES.

           (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

           Within the 90 day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

           (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K.


                                                                         Page(s)
      (a) Documents filed as part of this report.                        -------
          ---------------------------------------


                (1) Financial Statements.
                    ---------------------

                    Index to Consolidated Financial Statements              F-1

                    Independent Auditors' Report                            F-2

                    Consolidated Balance Sheets as of
                              January 31, 2002 and 2003                     F-3

                    Consolidated Statements of Operations
                              for the Years Ended
                              January 31, 2001, 2002 and 2003               F-4

                    Consolidated Statements of Stockholders' Equity
                              for the Years Ended
                              January 31, 2001, 2002 and 2003               F-5

                    Consolidated Statements of Cash Flows
                              for the Years Ended
                              January 31, 2001, 2002 and 2003               F-6

                    Notes to Consolidated Financial Statements              F-7

                (2) Financial Statement Schedules.
                    ------------------------------

                           None

                (3) Exhibits.
                    ---------

                           The Index of Exhibits commences on the
                           following page. Exhibits numbered 10.1
                           through 10.3 and 10.5 through 10.10
                           comprise material compensatory plans
                           and arrangements of the registrant.


      (b) Reports on Form 8-K

          During the fourth quarter of 2002, the Company filed one report on Form 8-K:

                              Report on Form 8-K dated December 13, 2002.

                               Item 9. Regulation FD Disclosure:

                                        Certifications of the Principal
                                        Executive Officer and the Principal
                                        Financial Officer, pursuant to Section
                                        906 of the Sarbanes-Oxley Act of 2002.

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

           3.5* Certificate of Amendment of Certificate of Incorporation dated September 19, 2000.

           3.6**        By-Laws, as amended.

4      Instruments defining the rights of security holders including indentures:

           4.1* Specimen stock certificate. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992.)

           4.2* Indenture dated as of November 22, 2000 from Comverse Technology, Inc. to The Chase Manhattan Bank, Trustee. (Incorporated by reference to the Registrant's Registration Statement on Form S-3 under the Securities Act of 1933, Registration No. 333-55526.)

           4.3*         Specimen 1 1/2% Convertible Senior Debenture Due 2005.
                        (Incorporated by reference to the Registrant's Registration Statement on Form S-3 under the Securities Act of 1933, Registration No. 333-55526.)

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

            10.4** Form of Indemnity Agreement between Comverse Technology, Inc. and its Officers and Directors.

            10.5* 1997 Employee Stock Purchase Plan, as amended. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held June 15, 2001.)

            10.6* 2002 Employee Stock Purchase Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholder held December 3, 2002.)

            10.7* 1997 Stock Incentive Compensation Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held January 13, 1998.)

            10.8* 1999 Stock Incentive Compensation Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held October 8, 1999.)

            10.9* 2000 Stock Incentive Compensation Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held September 15, 2000.)

            10.10* 2001 Stock Incentive Compensation Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held June 15, 2001.)

            10.11* Lease dated November 5, 1990 between Boston Technology, Inc. and Wakefield Park Limited Partnership ("Lease"). (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1991.)

            10.12* First Amendment to Lease dated as of March 31, 1993 between Boston Technology, Inc. and WBAM Limited Partnership. (Incorporated by reference to the Quarterly Report of Boston Technology, Inc. on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended October 31, 1993.)

            10.13* Second Amendment to Lease dated as of August 31, 1994 between Boston Technology, Inc. and WBAM Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1995.)

            10.14* Third Amendment to Lease dated as of June 7, 1996 between Boston Technology, Inc. and WBAM Limited

                        Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1997.)

            10.15** Fourth Amendment to Lease dated as of December 21, 1998 between Wakefield 100 LLC and Comverse Technology, Inc.

            10.16** Fifth Amendment to Lease dated as of September 5, 2002 between SC Wakefield 200, Inc. and Comverse Technology, Inc.




21.1**     Subsidiaries of Registrant.

23.1**     Consent of Deloitte & Touche LLP.

24.1       Powers of Attorney (see signature page to this report.)

-----------------

*          Incorporated by reference.

**         Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMVERSE TECHNOLOGY, INC.
                                          (Registrant)


April 28, 2003                      By: /s/ Kobi Alexander
                                        ----------------------------------------
                                        Kobi Alexander, Chief Executive Officer


KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kobi Alexander and David Kreinberg and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kobi Alexander                                             April 28, 2003
----------------------------------------------------
Kobi Alexander,
Chairman of the Board and
Chief Executive Officer; Director

/s/ David Kreinberg                                            April 28, 2003
----------------------------------------------------
David Kreinberg,
Executive Vice President and
Chief Financial Officer

/s/ Itsik Danziger                                             April 28, 2003
----------------------------------------------------
Itsik Danziger, Director

/s/ John H. Friedman                                           April 28, 2003
----------------------------------------------------
John H. Friedman, Director

/s/ Francis E. Girard                                          April 28, 2003
----------------------------------------------------
Francis E. Girard, Director

/s/ Ron Hiram                                                  April 28, 2003
----------------------------------------------------
Ron Hiram, Director

/s/ Sam Oolie                                                  April 28, 2003
----------------------------------------------------
Sam Oolie, Director

/s/ William F. Sorin                                           April 28, 2003
----------------------------------------------------
William F. Sorin, Director

                                 CERTIFICATIONS


I, Kobi Alexander, Chairman of the Board of Directors and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Comverse Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003            /s / Kobi Alexander
                                ------------------------------------------------
                                Name:  Kobi Alexander
                                Title: Chairman of the Board of Directors and
                                       Chief Executive Officer

I, David Kreinberg, the Executive Vice President and Chief Financial Officer of Comverse Technology, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Comverse Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003                      /s/ David Kreinberg
                                          --------------------------------------
                                           Name:   David Kreinberg
                                           Title:  Executive Vice President and
                                                   Chief Financial Officer

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                           PAGE

Independent Auditors' Report                                               F-2

Consolidated Balance Sheets as of January 31, 2002 and 2003                F-3

Consolidated Statements of Operations for the
   Years Ended January 31, 2001, 2002 and 2003                             F-4

Consolidated Statements of Stockholders' Equity for the
   Years Ended January 31, 2001, 2002 and 2003                             F-5

Consolidated Statements of Cash Flows for the
   Years Ended January 31, 2001, 2002 and 2003                             F-6

Notes to Consolidated Financial Statements                                 F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Comverse Technology, Inc. Woodbury, New York

We have audited the accompanying consolidated balance sheets of Comverse Technology, Inc. and subsidiaries (the "Company") as of January 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of January 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 11, 2003 (April 22, 2003 as to Note 24)

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2002 AND 2003
(IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                          2002                    2003
------                                                                                          ----                    ----
CURRENT ASSETS:

   Cash and cash equivalents                                                                $ 1,361,862             $ 1,402,783
   Bank time deposits                                                                            21,431                  20,000
   Short-term investments                                                                       509,191                 386,089
   Accounts receivable, net                                                                     371,928                 212,953
   Inventories                                                                                   56,024                  40,015
   Prepaid expenses and other current assets                                                     76,667                  65,018
                                                                                            -----------             -----------
TOTAL CURRENT ASSETS                                                                          2,397,103               2,126,858
PROPERTY AND EQUIPMENT, net                                                                     181,761                 146,380
OTHER ASSETS                                                                                    125,299                 130,421
                                                                                            -----------             -----------
TOTAL ASSETS                                                                                $ 2,704,163             $ 2,403,659
                                                                                            ===========             ===========

------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                            2002                    2003
------------------------------------                                                            ----                    ----

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                    $   322,402             $   260,810
   Bank loans                                                                                     4,696                  46,041
   Advance payments from customers                                                               39,576                  53,496
   Other current liabilities                                                                        179                       4
                                                                                            -----------             -----------
TOTAL CURRENT LIABILITIES                                                                       366,853                 360,351
CONVERTIBLE DEBENTURES                                                                          600,000                 390,838
LIABILITY FOR SEVERANCE PAY                                                                       9,772                   9,778
OTHER LIABILITIES                                                                                49,827                   9,452
                                                                                            -----------             -----------
TOTAL LIABILITIES                                                                             1,026,452                 770,419
                                                                                            -----------             -----------

MINORITY INTEREST                                                                                61,303                  83,548
                                                                                            -----------             -----------

COMMITMENTS AND CONTINGENCIES (Note 21)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value - authorized, 2,500,000
     shares; issued, none
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 186,248,350 and 187,754,407 shares                                  18,625                  18,775
   Additional paid-in capital                                                                 1,018,232               1,078,720
   Retained earnings                                                                            574,763                 445,285
   Accumulated other comprehensive income                                                         4,788                   6,912
                                                                                            -----------             -----------
TOTAL STOCKHOLDERS' EQUITY                                                                    1,616,408               1,549,692
                                                                                            -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 2,704,163             $ 2,403,659
                                                                                            ===========             ===========


                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2001, 2002 AND 2003
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------

                                                                    JANUARY 31,              JANUARY 31,             JANUARY 31,
                                                                       2001                     2002                    2003
                                                                       ----                     ----                    ----
Sales                                                             $    1,225,058          $     1,270,218          $      735,889
Cost of sales                                                            482,658                  525,480                 338,121
                                                                  --------------          ---------------          --------------
Gross margin                                                             742,400                  744,738                 397,768

Operating expenses:
   Research and development, net                                         232,198                  293,296                 232,593
   Selling, general and administrative                                   259,607                  323,036                 281,202
   Acquisition expenses                                                   15,971                        -                       -
   Workforce reduction, restructuring
        and impairment charges                                                 -                   63,562                  66,714
                                                                  --------------            -------------          --------------

   Income (loss) from operations                                         234,624                   64,844                (182,741)

   Interest and other income (expense), net                               33,339                   (5,789)                 56,557
                                                                  --------------            -------------          --------------

Income (loss) before income tax provision                                267,963                   59,055                (126,184)
Income tax provision                                                      18,827                    4,436                   3,294
                                                                  --------------            -------------          --------------

Net income (loss)                                                 $      249,136            $      54,619          $     (129,478)
                                                                  ==============            =============          ==============

Earnings (loss) per share:
     Basic                                                        $         1.54            $        0.30          $        (0.69)
                                                                  ==============            =============          ==============
     Diluted                                                      $         1.39            $        0.29          $        (0.69)
                                                                  ==============            =============          ==============




                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2001, 2002 AND 2003
(IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Accumulated Other
                                                                                                Comprehensive Income
                                                     Common Stock                               --------------------
                                                     ------------       Additional              Unrealized  Cumulative     Total
                                                 Number of      Par      Paid-in      Retained    Gains    Translation Stockholders'
                                                  Shares       Value     Capital      Earnings   (Losses)   Adjustment     Equity
                                                  ------       -----     -------      --------   --------   ----------     ------
BALANCE, FEBRUARY 1, 2000                       155,776,298   $15,577    $424,075     $282,764     $3,118       $(695)    $724,839

Comprehensive income:
Net income                                                                             249,136
Unrealized gain on available-for-sale
     securities                                                                                     4,408
Translation adjustment                                                                                            312
Total comprehensive income                                                                                                 253,856
Change in year-end of pooled company                                                      (705)                               (705)
Common stock issued for acquisitions              5,746,220       575      10,498                                           11,073
Retained earnings of acquired companies                                                (11,051)                            (11,051)
Common stock issued for employee
     stock purchase plan                            131,452        13       9,842                                            9,855
Exercise of stock options                         6,989,653       699     100,840                                          101,539
Issuance of subsidiary shares                                             145,958                                          145,958
Tax benefit of dispositions of stock options                                  801                                              801
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2001                       168,643,623    16,864     692,014      520,144      7,526        (383)   1,236,165

Comprehensive income:
Net income                                                                              54,619
Unrealized loss on available-for-sale
     securities                                                                                    (3,227)
Translation adjustment                                                                                            872
Total comprehensive income                                                                                                  52,264
Warrant exercises                                 1,792,932       179        (179)                                               -
Common stock issued for employee
     stock purchase plan                            394,866        39      12,401                                           12,440
Exercise of stock options                         1,463,467       148      16,196                                           16,344
Conversion of debentures                         13,953,462     1,395     294,801                                          296,196
Tax benefit of dispositions of stock options                                2,999                                            2,999
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2002                       186,248,350    18,625   1,018,232      574,763      4,299         489    1,616,408

Comprehensive loss:
Net loss                                                                              (129,478)
Unrealized gain on available-for-sale
     securities                                                                                       827
Translation adjustment                                                                                          1,297
Total comprehensive loss                                                                                                  (127,354)
Common stock issued for employee
     stock purchase plan                            975,396        97       8,097                                            8,194
Exercise of stock options                           530,661        53       4,121                                            4,174
Issuance of subsidiary shares                                              47,996                                           47,996
Tax benefit of dispositions of stock options                                  274                                              274
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2003                       187,754,407   $18,775  $1,078,720     $445,285     $5,126      $1,786   $1,549,692
                                                ===========   =======  ==========     ========     ======      ======   ==========

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2001, 2002 AND 2003
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------------
                                                                               JANUARY 31,       JANUARY 31,        JANUARY 31,
                                                                                  2001              2002               2003
                                                                                  ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $     249,136     $       54,619     $    (129,478)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                 53,196             63,824            67,355
     Operating asset write-downs and impairments                                    7,399             11,530            26,445
     Changes in assets and liabilities:
        Accounts receivable                                                       (92,039)           (12,611)          161,737
        Inventories                                                               (16,915)            55,775            13,446
        Prepaid expenses and other current assets                                 (22,464)            (2,172)           19,728
        Accounts payable and accrued expenses                                      52,165             33,481           (74,856)
        Advance payments from customers                                            26,325            (82,599)           13,822
        Liability for severance pay                                                 1,729              1,848              (426)
        Other                                                                     (14,041)            18,490              (927)
                                                                            -------------      -------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         244,491            142,185            96,846
                                                                            -------------      -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and sales (purchases) of bank time deposits
     and investments, net                                                         (94,452)           (44,762)          114,471
   Purchase of property and equipment                                             (97,337)           (54,634)          (34,092)
   Capitalization of software development costs                                   (15,489)           (23,027)          (13,391)
   Net assets acquired                                                                  -                  -           (31,130)
                                                                            -------------      -------------     -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (207,278)          (122,423)           35,858
                                                                            -------------      -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (repayments) from issuance (repurchase) of debentures             588,429                  -          (169,788)
   Proceeds from issuance of common stock in connection
     with exercise of stock options and
     employee stock purchase plan                                                 111,394             28,784            12,368
   Net proceeds from issuance of common stock of subsidiaries                     195,231                  -            68,695
   Net proceeds (repayments) of bank loans and other debt                            (943)            38,211            (3,058)
                                                                            -------------      -------------     -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               894,111             66,995           (91,783)
                                                                            -------------      -------------     -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         931,324             86,757            40,921
CASH ACQUIRED IN POOLING OF INTERESTS TRANSACTIONS                                  1,246                  -                 -
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      342,535          1,275,105         1,361,862
                                                                            -------------      -------------     -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $   1,275,105      $   1,361,862     $   1,402,783
                                                                            =============      =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                   $      14,665      $      16,240     $      10,458
                                                                            =============      =============     =============
   Cash paid during the year for income taxes                               $       4,393      $       8,379     $      11,682
                                                                            =============      =============     =============


                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2001, 2002 AND 2003
--------------------------------------------------------------------------------

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of CTI and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

         CASH, CASH EQUIVALENTS AND BANK TIME DEPOSITS - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Bank deposits with maturities in excess of three months are classified as bank time deposits.

         SHORT-TERM INVESTMENTS - The Company classifies all of its short-term investments (including U.S. treasury bills) as available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of stockholders' equity.

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially expose the Company to concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in money market funds placed with major banks and financial institutions, bank time deposits, corporate commercial paper, corporate and municipal short-term notes, corporate medium-term notes, mortgage and asset backed securities, U.S. government and U.S. government corporation and agency obligations, mutual funds investing in the like and common and preferred stock. Accounts receivable are generally diversified due to the number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. As of January 31, 2002 and 2003, the Company's allowance for doubtful accounts was approximately $41,955,000 and $56,759,000, respectively. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

         PROPERTY AND EQUIPMENT - Property and equipment are carried at cost less accumulated depreciation and amortization. The Company depreciates its property and equipment on a straight-line basis primarily over periods ranging from two to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and improvements are capitalized.

         INCOME TAXES - The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

         REVENUE AND EXPENSE RECOGNITION - The Company recognizes revenues in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition", and related Interpretations. The Company's systems are generally a bundled hardware and software solution that are shipped together. Revenue is generally recognized at the time of shipment for sales of systems which do not require significant customization to be performed by the Company when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

         Post-contract customer support ("PCS") services are sold separately or as part of a multiple element arrangement, in which case the related PCS element is determined based upon vendor-specific objective evidence of fair value, such that the portion of the total fee allocated to PCS services is generally recognized as revenue ratably over the term of the PCS arrangement.

         Revenues from certain development contracts are recognized under the percentage-of-completion method on the basis of physical completion to date or using actual costs incurred to total expected costs under the contract. Revisions in estimates of costs and profits are reflected in the accounting period in which the facts that require the revision become known. At the time a loss on a contract is known, the entire amount of the estimated loss is accrued. Amounts received from customers in excess of revenues earned under the percentage-of-completion method are recorded as advance payments from customers. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance, and are included in cost of sales in the consolidated statements of operations.

         Expenses incurred in connection with research and development activities, other than certain software development costs that are capitalized, and selling, general and administrative expenses are charged to operations as incurred.

         SOFTWARE DEVELOPMENT COSTS - Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers. Amortization expense amounted to approximately $7,203,000, $9,129,000 and $12,594,000 for the years ended January 31, 2001, 2002 and 2003, respectively.

         FUNCTIONAL CURRENCY AND FOREIGN CURRENCY TRANSACTION GAINS AND LOSSES - The United States dollar (the "dollar") is the functional currency of the major portion of the Company's foreign operations. Most of the Company's sales, and materials purchased for manufacturing, are denominated in or linked to the dollar. Certain operating costs, principally salaries, of foreign operations are denominated in local currencies. In those instances where a foreign subsidiary has a functional currency other than the dollar, the Company records any necessary foreign currency translation adjustment, reflected in stockholders' equity, at the end of each reporting period. As of January 31, 2002 and 2003, the Company had no outstanding foreign exchange contracts.

         GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Other intangible assets include identifiable acquired software and technology, trade name and non-compete agreements. In accordance with the provisions of

         Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill and certain intangible assets are no longer amortized, but rather are reviewed for impairment on at least an annual basis. Other intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, not exceeding six years.

         OTHER ASSETS - Licenses of patent rights and acquired "know-how" are recorded at cost and amortized using the straight-line method over the estimated useful lives of the related technology, not exceeding four years. Debt issue costs are amortized using the effective interest method over the term of the related debt.

         LONG-LIVED ASSETS - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and proceeds from its eventual disposition are less than its carrying amount. Impairment is measured at fair value. In connection with its restructuring plan, during the years ended January 31, 2002 and 2003, the Company identified certain impairment losses that are included in `Workforce reduction, restructuring and impairment charges' in the Consolidated Statements of Operations. Refer to Note 9 for details.

         OTHER LIABILITIES - In January 2002, a majority-owned subsidiary of CTI, Verint Systems Inc. ("Verint") took a bank loan in the amount of $42,000,000. This loan, which matures in February 2003, bears interest at LIBOR plus 0.55%. The loan is guaranteed by CTI. Refer to Note 24, "Subsequent Events."

         STOCK-BASED COMPENSATION - At January 31, 2003, the Company had in place the Comverse Stock Option Plans, as fully described in Note 14. The Company accounts for its option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income for any periods, as all options granted under the plan had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

         The Company estimated the fair value of employee stock options utilizing the Black-Scholes option valuation model, using the assumptions as described in Note 14, as required under accounting principles generally accepted in the United States of America. The Black-Scholes model was developed for use in estimating the fair value of traded options and does not consider the non-traded nature of employee stock options, vesting and trading restrictions, lack of transferability or the ability of employees to forfeit the options prior to expiry. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for all periods:

                                                                                               YEAR ENDED JANUARY 31,
                                                                                               ----------------------
                                                                                    2001                2002                2003
                                                                                    ----                ----                ----
        Net income (loss), as reported                                           $ 249,136             $ 54,619         $ (129,478)

         Deduct: Total stock-based employee compensation expense
         determined under fair value based method for all awards, net of
         related tax effects                                                       (87,112)            (181,837)          (149,782)
                                                                                 ---------           ----------         ----------

        Pro forma net income (loss)                                              $ 162,024           $ (127,218)        $ (279,260)

        Earnings (loss) per share:

        Basic - as reported                                                         $ 1.54              $  0.30            $ (0.69)
        Basic - pro forma                                                           $ 1.00              $ (0.71)           $ (1.49)

        Diluted - as reported                                                       $ 1.39              $  0.29            $ (0.69)
        Diluted - pro forma                                                         $ 0.93              $ (0.71)           $ (1.49)


         PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.


3.       RESEARCH AND DEVELOPMENT

         A significant portion of the Company's research and development operations are located in Israel where the Company derives benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. Certain of the Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. One of the Company's subsidiaries accrues royalties to the OCS for the sale of products incorporating technology developed in these projects. During the year ended January 31, 2002, another of the Company's subsidiaries entered into an agreement with the OCS whereby the subsidiary agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, the subsidiary began to receive lower amounts from the OCS than it had historically received, but is not required to pay royalties on such future grants. Under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The amounts reimbursed by the OCS for the years ended January 31, 2001, 2002 and 2003 were $21,508,000,
         $9,980,000 and $10,540,000, respectively.

4.       SHORT-TERM INVESTMENTS

         The Company classifies all of its short-term investments as available-for-sale securities. The following is a summary of available-for-sale securities as of January 31, 2003:


                                                                             GROSS                GROSS                  ESTIMATED
                                                                           UNREALIZED           UNREALIZED                 FAIR
                                                    COST                     GAINS                LOSSES                   VALUE
                                               ------------------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
         Corporate debt securities               $    35,508               $   1,942             $       -              $   37,450
         Mortgage and asset-backed
            securities                                12,797                       -                   315                  12,482
         U.S. Government corporation
           and agency bonds                          210,308                     155                     -                 210,463
                                                 -----------               ---------             ---------              ----------
         Total debt securities                       258,613                   2,097                   315                 260,395
                                                 -----------               ---------             ---------              ----------

         Common stock                                 14,032                   3,925                     -                  17,957
         Mutual funds (1)                            104,751                     173                   883                 104,041
         Preferred stock                               3,567                     191                    62                   3,696
                                                 -----------               ---------             ---------              ----------
         Total equity securities                     122,350                   4,289                   945                 125,694
                                                 -----------               ---------             ---------              ----------

                                                 $   380,963               $   6,386             $   1,260              $  386,089
                                                 ===========               =========             =========              ==========


(1) Investing in all or some of U.S. Government and U.S. Government corporation and agency obligations, corporate debt securities and commercial paper and asset-backed securities.

         The following is a summary of available-for-sale securities as of January 31, 2002:

                                                                             GROSS                GROSS                 ESTIMATED
                                                                           UNREALIZED           UNREALIZED                FAIR
                                                    COST                      GAINS               LOSSES                  VALUE
                                               ------------------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
         Corporate debt securities               $   120,492               $   1,481             $     208              $  121,765
         U.S. Government bonds                        86,128                     346                     -                  86,474
         U.S. Government corporation
           and agency bonds                          270,520                   1,147                     -                 271,667
                                                 -----------               ---------             ---------              ----------
         Total debt securities                       477,140                   2,974                   208                 479,906
                                                 -----------               ---------             ---------              ----------

         Common stock                                 20,466                   3,037                 2,180                  21,323
         Mutual funds (1)                              5,763                      97                     -                   5,860
         Preferred stock                               1,523                     579                     -                   2,102
                                                 -----------               ---------             ---------              ----------
         Total equity securities                      27,752                   3,713                 2,180                  29,285
                                                 -----------               ---------             ---------              ----------

                                                 $   504,892               $   6,687             $   2,388              $  509,191
                                                 ===========               =========             =========              ==========


(1) Investing in all or some of U.S. Government and U.S. Government corporation and agency obligations, corporate debt securities and commercial paper and asset-backed securities.

         During the year ended January 31, 2003, the gross realized gains on sales of securities totaled approximately $3,588,000, and the gross realized losses totaled approximately $13,644,000.

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

         The amortized cost and estimated fair value of debt securities at January 31, 2003, by contractual maturity, are as follows:

                                                                                                    ESTIMATED
                                                                           COST                     FAIR VALUE
                                                                           ----                     ----------
                                                                                   (IN THOUSANDS)

         Due in one year or less                                      $      81,095               $      81,832
         Due after one year through three years                             161,087                     161,950
         Due after three years                                               16,431                      16,613
                                                                       ------------                ------------

                                                                      $     258,613               $     260,395
                                                                      =============               =============


5.       INVENTORIES

         Inventories consist of:

                                                                                                     JANUARY 31,
                                                                                                     -----------
                                                                                        2002                             2003
                                                                                        ----                             ----
                                                                                                   (IN THOUSANDS)
                          Raw materials                                            $      30,989                    $      17,111
                          Work in process                                                 12,049                           12,430
                          Finished goods                                                  12,986                           10,474
                                                                                   -------------                    -------------

                                                                                   $      56,024                    $      40,015
                                                                                   =============                    =============

6.       PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                                                                     JANUARY 31,
                                                                                                     -----------
                                                                                        2002                             2003
                                                                                        ----                             ----
                                                                                                   (IN THOUSANDS)
                          Fixtures and equipment                                   $     271,935                    $     289,140
                          Land and buildings                                              32,952                           22,105
                          Software                                                        30,201                           32,042
                          Transportation vehicles                                          1,387                            1,300
                          Leasehold improvements                                          11,817                           13,313
                                                                                   -------------                    -------------
                                                                                         348,292                          357,900
                          Less accumulated depreciation
                                 and amortization                                       (166,531)                        (211,520)
                                                                                   -------------                    -------------

                                                                                   $     181,761                    $     146,380
                                                                                   =============                    =============

7.       OTHER ASSETS

         Other assets consist of:

                                                                                                     JANUARY 31,
                                                                                                     -----------
                                                                                        2002                            2003
                                                                                        ----                            ----
                                                                                                   (IN THOUSANDS)
             Software development costs, net of
                accumulated amortization
                of $28,338 and $37,843                                             $      39,313                    $      40,110

             Investments                                                                  68,518                           34,741

             Other assets                                                                 17,468                           55,570
                                                                                   -------------                    -------------

                                                                                   $     125,299                    $     130,421
                                                                                   =============                    =============


8.      BUSINESS COMBINATIONS

        In February 2002, Verint acquired the digital video recording business of Lanex, LLC ("Lanex"). The Lanex business provides digital video recording solutions for security and surveillance applications primarily to North American banks. The purchase price consisted of $9.5 million in cash and a $2.2 million convertible note. The note is non-interest bearing and matures on February 1, 2004. The holder of the note may elect to convert the note, in whole or in part, into shares of Verint's common stock at a conversion price of $16.06 per share. The note is guaranteed by CTI.

        In June 2002, the Company acquired Odigo, Inc. ("Odigo"), a privately-held provider of instant messaging and presence management solutions to service providers. The purchase price was approximately $20.1 million in cash. Prior to the acquisition, the Company was a strategic partner with Odigo, holding an equity position which it previously acquired for approximately $3 million.

        These acquisitions were accounted for under the purchase method and, accordingly, the Consolidated Statements of Operations include the results of operations from the date of acquisition. Assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and through the assistance of independent appraisal specialists, where applicable. After allocating the purchase price, including the direct costs of the acquisition, to net tangible and identifiable intangible assets, any excess of cost over fair value of net assets acquired was recorded as goodwill, included in `Other assets' in the Consolidated Balance Sheets. A summary of the assets acquired and liabilities assumed in the acquisitions as well as pro forma results of operations have not been presented because the effects of these acquisitions are not deemed material.

        In July 2000, the Company acquired all of the outstanding stock of Loronix Information Systems, Inc. ("Loronix"), a company that develops software-based digital video recording and management systems for 1,994,806 shares of the Company's common stock and the assumption of options to purchase 370,101 shares of the Company's common stock. The combination was accounted for as a pooling of interests. For the six months ended June 30, 2000, Loronix had sales of approximately $18.1 million and a net loss, including merger related expenses, of approximately $2.3 million. Loronix's net loss for the period from July 1, 2000 through July 31, 2000 of approximately $705,000 has been excluded from the Company's Consolidated Statement of Operations for the year ended January 31, 2001 as a result of conforming fiscal years and has been included as an adjustment to retained earnings.

        In July 2000, the Company acquired all of the outstanding stock of Syborg Informationsysteme GmbH, ("Syborg") a company that develops software-based digital voice and Internet recording systems, for 201,251 shares of the Company's common stock. The combination was accounted for as a pooling of interests. The Company did not restate prior financial statements for this acquisition due to immateriality and recorded the book value of the net assets of Syborg of approximately $(475,000) in the Consolidated Statements of Stockholders' Equity.

        In August 2000, the Company acquired all of the outstanding stock of Exalink Ltd., ("Exalink") a company specializing in router-based protocol gateways and applications software for the delivery of Internet-based services to all types of wireless devices, for 5,261,211 shares of the Company's common stock and the assumption of options and warrants to purchase 810,377 shares of the Company's common stock. The combination was accounted for as a pooling of interests. The Company did not restate prior financial statements for this acquisition due to immateriality and recorded the book value of the net assets of Exalink of approximately $(973,000) in the Consolidated Statements of Stockholders' Equity.

        In August 2000, the Company acquired all of the outstanding stock of Gaya Software Industries Ltd., ("Gaya") a company specializing in software-based intelligent internet protocol ("IP") gateways and voice-over-IP technology, for 283,758 shares of the Company's common stock and the assumption of options and warrants to purchase 10,505 shares of the Company's common stock. The combination was accounted for as a pooling of interests. The Company did not restate prior financial statements for this acquisition due to immateriality and recorded the book value of the net assets of Gaya of approximately $1,470,000 in the Consolidated Statements of Stockholders' Equity.

        In connection with the acquisitions of Loronix, Syborg, Exalink and Gaya the Company charged approximately $15,971,000 to operations in the year ended January 31, 2001 for merger related charges. Such charges relate to the following:


                  Asset write-downs and impairments
                  ---------------------------------
                                                              Year Ended
                                                           January 31, 2001
                                                           ----------------
                                                            (In thousands)

                Inventory                                   $      3,685
                Property and equipment                             1,528
                Capitalized software costs                         2,186
                                                            ------------
                Total asset write-downs and impairments     $      7,399
                                                            ============

        In connection with these acquisitions in the year ended January 31, 2001, certain assets became impaired due to the existence of duplicative technology, property and equipment and inventory of the merged companies. Accordingly, these assets were written down to their net realizable value at the time of the merger.

                  Professional fees and other direct merger expenses
                  --------------------------------------------------

        In connection with these acquisitions in the year ended January 31, 2001, the Company recorded a charge of approximately $8,572,000 for professional fees to lawyers, investment bankers and accountants, as well as other direct merger costs in connection with the mergers, such as printing costs and filing fees.


9.      WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES

        During the years ended January 31, 2002 and 2003, the Company took steps to better align its cost structure with the business environment and to improve the efficiency of its operations. These steps included a reduction in workforce announced in April 2001 and a restructuring plan, which included an additional reduction in workforce, announced in December 2001. During the course of the year ended January 31, 2003, the Company took additional steps to reduce its workforce, restructure its operations and write-off impaired assets. In connection with these actions, the Company charged approximately $63,562,000 and $66,714,000 to operations in the years ended January 31, 2002 and 2003, respectively, primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment.

        An analysis of the total charges of approximately $63,562,000 incurred during the year ended January 31, 2002 as well as a rollforward of the workforce reduction and restructuring accrual for that period is as follows:

                                            WORKFORCE
                                           REDUCTION,                                                        ACCRUAL
                                          RESTRUCTURING                                                     BALANCE AT
                                          & IMPAIRMENT               CASH                 NON-CASH          JANUARY 31,
                                             CHARGES               PAYMENTS                CHARGES             2002
                                             -------               --------                -------             ----
                                                                           (IN THOUSANDS)
        Severance and related               $ 27,685                $ 15,823               $      -          $ 11,862
        Facilities and related                24,347                       -                      -            24,347
        Inventory                              4,000                       -                  4,000                 -
        Property and equipment                 4,620                       -                  4,620                 -
        Capitalized software                   2,910                       -                  2,910                 -
                                            --------                --------               --------          --------
        Total                               $ 63,562                $ 15,823               $ 11,530          $ 36,209
                                            ========                ========               ========          ========

        An analysis of the total charges of approximately $66,714,000 incurred during the year ended January 31, 2003 as well as a rollforward of the workforce reduction and restructuring accrual for that period is as follows:

                                                             WORKFORCE
                                          ACCRUAL            REDUCTION,                                                 ACCRUAL
                                        BALANCE AT         RESTRUCTURING                                               BALANCE AT
                                        JANUARY 31,        & IMPAIRMENT            CASH            NON-CASH            JANUARY 31,
                                           2002               CHARGES            PAYMENTS           CHARGES               2003
                                           ----               -------            --------           -------               ----
                                                                             (IN THOUSANDS)
        Severance and related            $ 11,862             $ 26,857           $ 29,352          $       -           $   9,367
        Facilities and related             24,347               19,360              3,253                  -              40,454
        Property and equipment                  -               20,497                  -             20,497                   -
                                         --------             --------           --------          ---------           ---------
        Total                            $ 36,209             $ 66,714           $ 32,605          $  20,497           $  49,821
                                         ========             ========           ========          =========           =========

        Severance and related costs consist primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of these severance and related costs is expected to be paid by January 2004.

        Facilities and related costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities to be vacated primarily in the United States and Israel as a result of the restructuring plan. The balance of these facilities and related costs is expected to be paid at various dates through January 2011.

        Property and equipment costs consist primarily of the write-down of various assets to their current estimable fair value, including the value of certain unimproved land in Israel, written down during the year ended January 31, 2003, that the Company had acquired with a view to the future construction of facilities for its Israeli operations.

        In connection with the restructuring plan, the Company changed its organizational structure and product offerings. As a result, certain inventory and capitalized software became impaired and were written-off during the year ended January 31, 2002.

        The Company expects to continue to reduce its workforce during the three months ending April 30, 2003 and incur additional restructuring related charges during such period.


10.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of:

                                                      JANUARY 31,
                                                      -----------
                                            2002                     2003
                                            ----                     ----
                                                    (IN THOUSANDS)

        Accounts payable               $     113,566           $      88,649
        Accrued compensation                  48,074                  37,054
        Accrued vacation                      21,092                  20,761
        Accrued royalties                     41,105                   6,596
        Accrued workforce reduction
           and restructuring                  36,209                  49,821
        Accrued warranty                       9,742                  12,269
        Other accrued expenses                52,614                  45,660
                                       -------------           -------------

                                       $     322,402           $     260,810
                                       =============           =============

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

          During the year ended January 31, 2003, the Company acquired, in open market purchases, $209,162,000 of face amount of the Debentures, resulting in a pre-tax gain, net of debt issuance costs, of approximately $39,374,000 included in `Interest and other income (expense), net' in the Consolidated Statements of Operations. Refer to
          Note 24, "Subsequent Events."

          In June 1998, the Company issued $300,000,000 of convertible subordinated debentures bearing interest at 4.50% per annum, payable semi-annually. In June 2001, the Company called these debentures for redemption. The debentures were converted into 13,953,462 shares of common stock.


12.       LIABILITY FOR SEVERANCE PAY

          Liability for severance pay consists primarily of the Company's unfunded liability for severance pay to employees of certain foreign subsidiaries and accrued severance to the Company's chief executive officer.

          Under Israeli law, the Company is obligated to make severance payments to employees of its Israeli subsidiaries on the basis of each individual's current salary and length of employment. These liabilities are currently provided primarily by premiums paid by the Company to insurance providers.

          The Company is obligated under an agreement with its chief executive officer to provide a severance payment upon the termination of his employment with the Company. Approximately $2,631,000 and $3,013,000 has been accrued as of January 31, 2002 and 2003, respectively, relating to this liability.

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

          ISSUANCE OF SUBSIDIARY STOCK - In April 2000, a majority-owned subsidiary of the Company, Ulticom, Inc. ("Ulticom"), issued 4,887,500 shares of its common stock in an initial public offering. Proceeds from the offering, based on the offering price of $13.00 per share, totaled approximately $58,062,000, net of offering expenses. In October 2000, Ulticom issued an additional 2,843,375 shares of its common stock in a public offering. Proceeds to Ulticom from the offering, based on the offering price of $50.00 per share, totaled approximately $137,169,000, net of offering expenses. The Company recorded a gain of approximately $145,854,000 during the year ended January 31, 2001, which was recorded as an increase in stockholders' equity as a result of these issuances. As of January 31, 2003, the Company's ownership interest in Ulticom was approximately 71.6%.

          In May 2002, Verint issued 4,500,000 shares of its common stock in an initial public offering. Proceeds from the offering, based on the offering price of $16.00 per share, totaled approximately $65.4 million, net of offering expenses. The Company recorded a gain of approximately $48.1 million during the year ended January 31, 2003, which was recorded as an increase in stockholders' equity as a result of the issuance. As of January 31, 2003, the Company's ownership interest in Verint was approximately 78.6%.


14.       STOCK OPTIONS

          OPTION EXCHANGE PROGRAM - In May 2002, the Company announced the commencement of a voluntary stock option exchange program for its eligible employees. Under the program, which was approved by the Company's shareholders, participating employees were given the opportunity to have unexercised stock options previously granted to them cancelled, in exchange for replacement options that were granted at a future date. Replacement options were granted at a ratio of 0.85 new options for each existing option cancelled, at an exercise price equal to the fair market value of the Company's stock on the date of the re-grant. The exchange program was designed in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)", under which, the grant of replacement options not less than six months and one day after cancellation will not result in any variable compensation charges relating to these options.

          On the date of re-grant, December 23, 2002, replacement options to acquire 14,208,987 shares of the Company's common stock were granted at $10.52 per share, the closing fair market value of the Company's stock on that date.

        EMPLOYEE STOCK OPTIONS - At January 31, 2003, 25,079,827 shares of common stock were reserved for issuance upon the exercise of stock options then outstanding and 9,235,083 shares were available for future grant under Comverse's Stock Option Plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to four years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

        The changes in the number of options were as follows:

                                                                              YEAR ENDED JANUARY 31,
                                                                              ----------------------
                                                               2001                     2002                     2003
                                                               ----                     ----                     ----
        Outstanding at beginning of period                   23,810,758                26,163,560               33,089,823
        Options from pooling
               of interests transactions                        820,882                         -                        -
        Granted during the period                             9,306,315                 9,945,007               15,851,028
        Exercised during the period                          (6,989,653)               (1,463,467)                (530,661)
        Canceled, terminated and expired                       (784,742)               (1,555,277)             (23,330,363)
                                                         --------------            --------------          ---------------

        Outstanding at end of period                         26,163,560                33,089,823               25,079,827
                                                         ==============            ==============          ===============

        At January 31, 2003, options to purchase an aggregate of 8,003,012 shares were vested and currently exercisable under the option plans and options to purchase an additional 17,076,815 shares vest at various dates extending through the year 2006.

        Weighted average option exercise price information was as follows:

                                                                                          YEAR ENDED JANUARY 31,
                                                                                          ----------------------
                                                                        2001                      2002                      2003
                                                                        ----                      ----                      ----
        Outstanding at beginning of period                            $  22.14                  $  45.66                 $  38.24
        Assumed from pooling of interests                                 3.21                         -                        -
        Granted during the period                                        84.83                     18.03                    10.30
        Exercised during the period                                      14.45                     11.43                     7.87
        Canceled, terminated and expired                                 31.01                     56.73                    47.42
        Outstanding at end of period                                     45.66                     38.24                    12.73
        Exercisable at end of period                                     14.73                     31.23                    15.24


        Significant option groups outstanding at January 31, 2003 and related weighted average price and life information were as follows:

                                                     Weighted Average           Weighted                                 Weighted
        Range of                    Number              Remaining               Average                 Number           Average
        Exercise Price           Outstanding         Contractual Life        Exercise Price          Exercisable      Exercise Price
        --------------           -----------         ----------------        --------------          -----------      --------------
        $ 0.01 -  10.42            7,116,561               5.48                  $ 8.85               5,971,851            $ 9.26
        $10.52                    14,319,295               7.76                   10.52                  11,325             10.52
        $10.71 -  46.50            2,991,013               7.10                   17.12               1,545,946             17.53
        $49.28 - 119.69              652,958               5.94                   83.35                 473,890             83.32
                                  ----------               ----                  ------               ---------            ------
                                  25,079,827               6.99                  $12.73               8,003,012            $15.24
                                  ==========               ====                  ======               =========            ======


        The weighted average fair value of the options granted for the years ended January 31, 2001, 2002 and 2003, respectively, is estimated at $50.38, $10.85 and $4.66 on the date of grant (using the Black-Scholes option pricing model) with the following weighted average assumptions for the years ended January 31, 2001, 2002 and 2003, respectively: volatility of 65%, 76% and 75%; risk-free interest rate of 5.5%, 4.0% and 1.8%; and an expected life of 4.9, 4.3 and 2.6 years.

        OPTIONS ON SUBSIDIARY SHARES - The Company has granted options to certain employees to acquire shares of certain subsidiaries, other than Comverse, Inc. Such option issuances are not tied to the performance of the subsidiaries, but are intended to incentivize employees in the units for which they have direct responsibility. The portion of the shares of the subsidiaries upon which such options have been granted varies among the subsidiaries affected, not exceeding in any instance 20% of the shares outstanding assuming exercise in full. The options have terms of up to 15 years and become exercisable and vest over various periods ranging up to seven years from the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by a committee of the Board of Directors.


15.     WARRANTS

        In November 1995, the Company entered into an agreement to supply its products to a customer. Pursuant to this agreement, the Company issued warrants to purchase shares of its common stock at an exercise price of $7.18 per share. As of January 31, 2002, all such warrants were exercised.


16.     EMPLOYEE STOCK PURCHASE PLANS

        Under Comverse's Employee Stock Purchase Plans, all employees who have completed three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The number of shares available under the 1997 Employee Stock Purchase Plan is 2,500,000, of which approximately 2,021,000 had been issued as of January 31, 2003. In December 2002 the Company adopted the 2002 Employee Stock Purchase Plan, under which 1,500,000 additional shares are available, none of which have been issued as of January 31, 2003.

17.      EARNINGS PER SHARE ("EPS")

         Basic earnings (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings (loss) per share for the years ended January 31, 2001, 2002 and 2003 was as follows:

                                    JANUARY 31, 2001                  JANUARY 31, 2002                    JANUARY 31, 2003
                           --------------------------------   ---------------------------------    --------------------------------
                                                 Per Share                           Per Share                           Per Share
                              Income    Shares     Amount        Income     Shares     Amount          Loss     Shares     Amount
                                                            (In thousands, except per share data)
   BASIC EPS
   ---------
   Net Income (loss)        $ 249,136   161,496    $ 1.54       $ 54,619    179,311    $ 0.30       $(129,478)  187,212    $(0.69)
                                                   ======                              ======                              ======

   EFFECT OF DILUTIVE
       SECURITIES
   ------------------
   Options and warrants                  14,514                               7,123
   Convertible debentures      14,552    13,954
                            ---------   -------    ------       --------    -------    ------       ---------   -------    ------
   DILUTED EPS              $ 263,688   189,964    $ 1.39       $ 54,619    186,434    $ 0.29       $(129,478)  187,212    $(0.69)
                            =========   =======    ======       ========    =======    ======       =========   =======    ======

         The diluted earnings (loss) per share computation for the year ended January 31, 2003 excludes incremental shares of approximately 632,000 related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during the period. In addition, the Company's Debentures were not included in the computation of diluted earnings (loss) per share for the years ended January 31, 2002 and 2003 because the effect of including them would be antidilutive.


18.      INTEREST AND OTHER INCOME (EXPENSE), NET

         Interest and other income (expense), net, consists of the following:

                                                                                    YEAR ENDED JANUARY 31,
                                                                          2001               2002              2003
                                                                          ----               ----              ----
                                                                                        (IN THOUSANDS)
               Interest and dividend income                           $     63,607      $     71,210     $      45,171
               Interest expense                                            (18,031)          (18,344)          (11,552)
               Investment gains (losses), net                                1,511           (37,079)          (41,666)
               Foreign currency gains (losses), net                           (646)          (20,788)           27,752
               Gain on repurchase of convertible debentures                      -                 -            39,374
               Other, net                                                  (13,102)             (788)           (2,522)
                                                                      ------------      ------------     -------------
                                                                      $     33,339      $     (5,789)    $      56,557
                                                                      ============      ============     =============

19.      INCOME TAXES

         The provision for income taxes consists of the following:

                                                                                               YEAR ENDED JANUARY 31,
                                                                                   2001                2002              2003
                                                                                   ----                ----              ----
                                                                                                  (IN THOUSANDS)
             Current provision:
               Federal                                                         $     1,507        $      6,288       $          -
               State                                                                   844                 779                886
               Foreign                                                              16,698               6,631              2,257
                                                                               -----------        ------------       ------------

                                                                                    19,049              13,698              3,143
                                                                               -----------        ------------       ------------

             Deferred provision (benefit):
               Federal                                                                 (37)             (9,077)              (956)
               State                                                                   (88)               (162)               (20)
               Foreign                                                                 (97)                (23)             1,127
                                                                               -----------        ------------       ------------

                                                                                      (222)             (9,262)               151
                                                                               -----------        ------------       ------------

                                                                               $    18,827        $      4,436       $      3,294
                                                                               ===========        ============       ============

         The reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                               YEAR ENDED JANUARY 31,
                                                                                   2001                2002                2003
                                                                                   ----                ----                ----
                     U.S. Federal statutory rate                                      35%                 35%               35%
                     Consolidated worldwide income
                          in excess of U.S. income                                   (38)                (47)              (38)
                     Foreign income taxes                                              6                  11                 2
                     Other                                                             4                   9                (2)
                                                                                ---------            --------          ---------
                     Company's effective tax rate                                      7%                  8%               (3)%
                                                                                =========            ========          =========

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset and liability at January 31, 2002 and 2003 is as follows:

                                                           JANUARY 31,
                                                           -----------
                                                      2002             2003
                                                      ----             ----
                                                         (IN THOUSANDS)

       Deferred tax liability:
         Expenses deductible for tax purposes and
            not for financial reporting purposes   $     1,080    $      2,666
                                                   ===========    ============

       Deferred tax asset:
         Reserves not currently deductible         $    43,532    $     65,194
         Tax loss carryforwards                        253,703         278,364
         Inventory capitalization                          118              51
                                                   -----------    ------------
                                                       297,353         343,609
       Less: valuation allowance                      (285,801)       (331,090)
                                                   -----------    ------------

              Total deferred tax asset             $    11,552    $     12,519
                                                   ===========    ============


         At January 31, 2003, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $711.6 million, of which approximately $24.9 million will expire in 2004 and the balance will begin to expire in 2019.

         Income tax has not been provided on unrepatriated earnings of foreign subsidiaries as currently it is the intention of the Company to reinvest such foreign earnings in their operations.


20.      BUSINESS SEGMENT INFORMATION

         The Company's reporting segments are as follows:

         Enhanced Services Solutions Products - Enable telecommunications service providers to offer a variety of revenue and traffic generating services accessible to large numbers of simultaneous users. These services include a broad range of messaging, information distribution and personal communications services, such as call answering with one-touch call return, voicemail, unified messaging (voice, fax, text, multimedia content and email in a single mailbox, media conversion such as email to voice and visual mailbox presentation), value-added services for roamers, prepaid wireless calling services, wireless data and Internet-based services such as short messaging services, wireless information and entertainment services, multimedia messaging services, wireless instant messaging, interactive voice response, and voice portal services, which are part of a voice-controlled portfolio of services such as voice dialing, voice-controlled messaging, and other applications.

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

         All Other - Includes other miscellaneous operations.

         The table below presents information about sales, operating income
         (loss) and total assets as of and for the years ended January 31, 2001, 2002 and 2003:

                                                      Service         Security and
                                   Enhanced           Enabling          Business
                                   Services           Signaling       Intelligence
                                   Solutions          Software          Recording          All        Reconciling     Consolidated
                                   Products           Products          Products          Other          Items           Totals
                              ------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
         YEAR ENDED
         JANUARY 31, 2001
         ----------------

         Sales                    $ 1,032,860         $  47,441         $ 139,252       $ 15,233      $    (9,728)      $ 1,225,058

         Operating Income
                (Loss)            $   251,748         $   8,356         $  (5,963)      $ (1,955)     $   (17,562)      $   234,624

         Total Assets             $ 1,041,622         $ 232,187         $ 118,484       $ 80,571      $ 1,152,400       $ 2,625,264

         YEAR ENDED
         JANUARY 31, 2002
         ----------------

         Sales                    $ 1,080,694         $  58,156         $ 131,235       $  9,966      $    (9,833)      $ 1,270,218

         Operating Income
                (Loss)            $    66,105         $   8,523         $  (2,533)      $   (984)     $    (6,267)      $    64,844

         Total Assets             $ 1,168,075         $ 240,675         $ 116,726       $ 56,930      $ 1,121,757       $ 2,704,163

         YEAR ENDED
         JANUARY 31, 2003
         ----------------

         Sales                    $   542,984         $  29,231         $ 157,775       $  9,602      $    (3,703)      $   735,889

         Operating Income
                (Loss)            $  (179,492)        $  (8,632)        $  10,051       $   (615)     $    (4,323)      $  (182,741)

         Total Assets             $   989,357         $ 237,102         $ 207,050       $ 32,706      $   937,444       $ 2,403,659

         Reconciling items consist of the following:

         Sales - elimination of intersegment revenues.

         Operating Income (Loss) - elimination of intersegment operating income and corporate operations.

         Total Assets - elimination of intersegment receivables and unallocated corporate assets.

         Sales by country, based on end-user location, as a percentage of total sales, for the years ended January 31, 2001, 2002 and 2003 were as follows:

                                                         JANUARY 31,
                                                         -----------
                                              2001           2002         2003
                                              ----           ----         ----

                   United States                25%            30%          35%
                   Germany                      11             12            5
                   Other foreign                64             58           60
                                             ------          -----        -----
                   Total                       100%           100%         100%
                                             ======          =====        =====


         No customer accounted for 10% or more of sales for the years ended January 31, 2001, January 31, 2002 or January 31, 2003.

         Long-lived assets by country of domicile consist of:

                                                        JANUARY 31,
                                                        -----------
                                               2002                   2003
                                               ----                   ----
                                                      (IN THOUSANDS)

                    United States           $   128,681           $    79,113
                    Israel                      158,726               134,514
                    Other                        10,850                12,899
                                            -----------           -----------

                                            $   298,257           $   226,526
                                            ===========           ===========


21.      COMMITMENTS AND CONTINGENCIES

         LEASES - The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $28,304,000, $36,461,000 and $36,032,000 in the years ended January 31, 2001, 2002 and 2003, respectively.

         As of January 31, 2003, the minimum annual rent obligations of the Company were approximately as follows:


                    TWELVE MONTHS ENDED
                        JANUARY 31,                                AMOUNT
                        -----------                                ------
                                                               (IN THOUSANDS)

                            2004                               $      31,632
                            2005                                      30,437
                            2006                                      29,332
                            2007                                       9,584
                        2008 and thereafter                           29,330
                                                               -------------

                                                               $     130,315
                                                               =============

         EMPLOYMENT AGREEMENTS - The Company is obligated under employment contracts with Kobi Alexander, its Chairman and Chief Executive Officer, to provide compensation, insurance and fringe benefits through January 31, 2004. Minimum salary payments under the contracts currently amount to $672,000 per year. Following termination or expiration of the term of employment, the executive is entitled to receive a severance payment equal to $136,411 times the number of years from the beginning of his employment with the Company, the amount of which payment increases at the rate of 10% per annum compounded for each year of employment following December 31, 2002, plus continued fringe benefits for three years and insurance coverage for up to 10 years. If the executive's employment is terminated by the Company without "cause", or by the executive for "good reason" (as those terms are defined in the agreement), the executive is entitled to additional payments attributable to the compensation and the monetary equivalence of other benefits which he otherwise would have expected to receive for a period of three years. If such termination occurs following a change in control of the Company, the required additional payment is three times the executive's annual salary and bonus, and the executive is additionally entitled to the accelerated vesting of all retirement benefits and stock options, and payments sufficient to reimburse any associated excise tax liability and income tax resulting from such reimbursement. Stock options granted the executive become fully vested, exercisable and nonforfeitable in the event of a change in control of the Company, the termination of the executive's employment by the Company without cause or by the executive for good reason, or the executive's death or disability. Insurance benefits include life insurance providing cumulative death benefits of approximately $40,000,000, including amounts provided under a split dollar arrangement through which the Company is to be reimbursed premiums from the benefit payments or cash surrender value.

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

         INVESTMENTS - In 1997, a subsidiary of CTI and Quantum Industrial Holdings Ltd. organized two new companies to make investments, including investments in high technology ventures. Each participant committed a total of $37,500,000 to the capital of the new companies, for use as suitable investment opportunities are identified. Quantum Industrial Holdings Ltd. is a member of the Quantum Group of Funds managed by Soros Fund Management LLC and affiliated management companies. As of January 31, 2002 and 2003, the Company has invested approximately $25,026,000 and $25,259,000 respectively, related to these ventures, included in `Other assets' in the Consolidated Balance Sheets. In addition, the Company has committed $21,609,000 to various companies, ventures and funds which may be called at the option of the investee.

         GUARANTIES - The Company has obtained bank guaranties primarily for performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $29,463,000 at January 31, 2003, are to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 2003.

         LITIGATION - On or about October 19, 2001, a securities class action complaint entitled Kevin Beier v. Comverse Technology, Inc., et al., CV 016972, was filed against CTI and certain of its executive officers in the United States District Court for the Eastern District of New York ("the Court"). An amended consolidated complaint was filed on March 4, 2002. The amended consolidated complaint generally alleged violations of federal securities laws on behalf of individuals who alleged that they purchased CTI's common stock during a purported class period between April 30, 2001 and July 10, 2001. The amended consolidated complaint sought an unspecified amount in damages on behalf of persons who purchased CTI stock during the purported class period. On April 22, 2002, CTI filed a Motion to Dismiss the amended consolidated complaint in its entirety. On September 30, 2002, the Court granted CTI's Motion to Dismiss the amended consolidated complaint. On November 8, 2002, the Court entered a final judgment dismissing the amended consolidated complaint with prejudice. On November 26, 2002, plaintiffs agreed to waive their right to appeal the judgment in exchange for CTI's agreement that each side bear its own costs and legal fees. Plaintiffs' time to appeal has expired and no appeal was filed, and the case is now closed.

         From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.


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

                                                                                    JANUARY 31,
                                                   ------------------------------------------------------------------------
                                                               2002                                     2003
                                                               ----                                     ----
                                                   CARRYING           ESTIMATED               CARRYING          ESTIMATED
                                                    AMOUNT           FAIR VALUE                AMOUNT          FAIR VALUE
                                                    ------           ----------                ------          ----------
                                                                              (IN THOUSANDS)
        Liabilities:
           Convertible debentures                 $ 600,000          $ 471,000               $ 390,838         $ 340,029


         CASH AND CASH EQUIVALENTS, BANK TIME DEPOSITS, SHORT-TERM INVESTMENTS, ACCOUNTS RECEIVABLE, INVESTMENTS, AND ACCOUNTS PAYABLE - The carrying amounts of these items are a reasonable estimate of their fair value.

         CONVERTIBLE DEBENTURES - The fair value of these securities is estimated based on quoted market prices or recent sales for those or similar securities.

         The fair value estimates presented herein are based on pertinent information available to management as of January 31, 2003. Such amounts have not been comprehensively revalued for purposes of these financial statements since January 31, 2003, and current estimates of fair value may differ significantly from the amounts presented herein.


23.      EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets are no longer amortized, but rather are reviewed for impairment on a periodic basis. The provisions of this Statement were required to be applied starting with fiscal years beginning after December 15, 2001, at the beginning of the Company's fiscal year, to all goodwill and other intangible assets in its financial statements at that date. Impairment losses for goodwill and certain intangible assets arising due to the initial application of this Statement were to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. SFAS No. 145 recognizes that the use of debt extinguishment has become part of the risk management strategy of many companies and therefore may be considered as part of a company's operating activities. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002 with earlier application encouraged. The Company adopted SFAS No. 145 in the quarter ended July 31, 2002. Accordingly, as the Company intends to periodically extinguish its debt as part of its risk management strategy, the gain of approximately $39.4 million on the extinguishment of debt relating to the Company's 1.50% convertible debentures was recorded through continuing operations in the Consolidated Statements of Operations for the year ended January 31, 2003. In addition, SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged for these items.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF Issue No. 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods.

         The disclosure requirements of SFAS No. 148 are effective for financial statements for fiscal years ending after and for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material effect on the Company's consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company's consolidated financial statements.

24.      SUBSEQUENT EVENTS

         During February 2003, Verint repaid its bank loan in the amount of $42,000,000.

         During March and April 2003, the Company acquired, in open market purchases, approximately $44,550,000 of face amount of the Debentures, resulting in a pre-tax gain, net of debt issuance costs, of approximately $2,809,000.

25.      QUARTERLY INFORMATION (UNAUDITED)

         The following table shows selected results of operations for each of the quarters during the years ended January 31, 2002 and 2003:

                                                                      FISCAL QUARTER ENDED
                          --------------------------------------------------------------------------------------------------------
                           APRIL 30,     JULY 31,     OCT. 31,      JAN. 31,       APRIL 30,     JULY 31,    OCT. 31,    JAN. 31,
                             2001          2001         2001          2002           2002          2002        2002        2003
                             ----          ----         ----          ----           ----          ----        ----        ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Sales                    $365,037      $345,090     $295,032      $265,059       $211,194      $181,210    $167,469    $176,016
  Gross margin              222,415       198,439      169,822       154,062        119,417       101,865      82,957      93,529
  Net income (loss)          78,956        27,984        1,695       (54,016)       (23,576)        3,923     (79,683)    (30,142)

  Diluted earnings (loss)
      per share            $   0.43      $   0.15     $   0.01      $  (0.29)      $  (0.13)     $   0.02    $  (0.43)   $  (0.16)
                           ========      ========     ========      ========       ========      ========    ========    ========
