Form 10-K/A
period 2003-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2003-05-30
CIK 803014

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


           Securities registered pursuantto Section 12(b) of the Act:

                                                       Name of each exchange
    Title of each class                                 on which registered
    -------------------                                 -------------------

      Not applicable                                       Not applicable


           Securities registered pursuantto Section 12(g) of the Act:

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

           There were 188,192,862 shares of the registrant's common stock outstanding on May 6, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.



















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

         NAME                                AGE        POSITION WITH THE COMPANY
         ----                                ---        -------------------------
         Kobi Alexander(1)                   51         Chairman of the Board of Directors, Chief Executive
                                                        Officer and Director

         Zeev Bregman                        41         Chief Executive Officer of Comverse, Inc.

         Dan Bodner                          44         President and Chief Executive Officer of Verint Systems
                                                        Inc.

         David Kreinberg                     38         Executive Vice President and Chief Financial Officer

         Itsik Danziger(6)                   54         Director

         John H. Friedman(2)(3)(4)(5)        50         Director

         Francis E. Girard                   64         Director

         Ron Hiram(2)(3)(5)                  50         Director

         Sam Oolie(1)(2)(3)(4)(5)            66         Director

         William F. Sorin(1)(4)              54         Secretary and Director


     ---------------

     (1) Member of Executive Committee of the Board of Directors.

     (2) Member of Audit Committee of the Board of Directors.

     (3) Member of Compensation Committee of the Board of Directors.

     (4) Member of Corporate Planning and Structure Committee of the Board of Directors.

     (5) Member of Corporate Governance and Nominating Committee of the Board of Directors.

     (6) Mr. Danziger resigned as President of the Company in March 2003.

BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

           Kobi Alexander. Mr. Alexander is a founder of the Company and has served as Chairman of the Board of Directors since September 1986 and as Chief Executive Officer since April 1987. Mr. Alexander has served as a director of the Company since its formation in October 1984. Mr. Alexander served as President of the Company from its formation in October 1984 until January 2001. Mr. Alexander also served as Co-Managing Director of the Company's wholly-owned Israeli subsidiary, Comverse Ltd., from its formation in 1982 until October 1986. From October 1984 to September 1986, Mr. Alexander served as Co-Chairman and Co-Chief Executive Officer of the Company. Prior to the formation of Comverse Ltd., in 1980 and 1981, Mr. Alexander served as an independent financial and business consultant to a number of multinational corporations. Between 1978 and 1980, Mr. Alexander worked in the Corporate Finance Department of Shearson Loeb Rhoades (currently a division of Citigroup Inc.). Mr. Alexander received a B.A., magna cum laude, in Economics from the Hebrew University of Jerusalem in 1977, and an M.B.A. in Finance from New York University in 1980. He has served as the Chairman of the High-Tech Research and Development Section of the Israeli Association of Industrialists. Mr. Alexander is also Chairman of the Board and a director of Ulticom, Inc. ("Ulticom") and Verint Systems Inc. ("Verint").

           Zeev Bregman. Mr. Bregman has served as Chief Executive Officer of Comverse, Inc. ("Comverse") since January 2001. From 1987, Mr. Bregman served in various management and marketing positions within the Company, including Vice President, EMEA Division of Comverse and Vice President, Trilogue Division of Comverse. Prior to joining the Company he was employed by Clarity Ltd. Mr. Bregman received a B.Sc., with high honors, in Mathematics and Computer Science and a M.Sc., with high honors, in Computer Science from Tel Aviv University. He also earned a Kellogg-Recanati International Executive MBA, a joint degree from the Faculty of Management of Tel-Aviv University and Northwestern University.

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

           David Kreinberg. Mr. Kreinberg has served as Executive Vice President and Chief Financial Officer of the Company since September 2002. Previously, Mr. Kreinberg served as the Company's Vice President of Finance and Chief Financial Officer from May 1999, as Vice President of Finance and Treasurer from April 1996 and as Vice President of Financial Planning from April 1994. Mr. Kreinberg is a Certified Public Accountant, and prior to joining the Company he served as a senior manager at Deloitte & Touche LLP. Mr. Kreinberg received a B.S., summa cum laude, in Accounting from Yeshiva University and an M.B.A. in Finance and International Business from Columbia Business School in 1986 and 1990, respectively. Mr. Kreinberg is also a director of Ulticom and Verint.

           Itsik Danziger. Mr. Danziger has served as a director of the Company since November 1998. Mr. Danziger served as President of the Company from January 2001 until March 2003, as Chief Operating Officer of Comverse from January 1998 and additionally as its President from May 1999 until January 2001. From 1984, Mr. Danziger served in various management positions with the Company, including Vice President, Manager of the Network Systems Division and Manager of research and development. Prior to joining the Company, he was employed for 10 years by Tadiran Ltd. in a variety of technical and managerial capacities. Mr. Danziger received a B.Sc. and M.Sc., cum laude, in Electrical Engineering from the Technion, Israel Institute of Technology, in 1974 and 1984, respectively.

           John H. Friedman. Mr. Friedman has served as a director of the Company since June 1994. Mr. Friedman is Managing Director of Easton Capital Corp., a private investment firm founded by Mr. Friedman in 1991. From 1989 to 1991, Mr. Friedman was a Managing Director of Security Pacific Capital Investors. Prior to joining that firm, he was a Managing Director of E. M. Warburg, Pincus & Co., Inc., where he was employed from 1981 to 1989. From 1978 to 1980, Mr. Friedman practiced law with the firm of Sullivan & Cromwell in New York City. Mr. Friedman received a B.A., magna cum laude, from Yale University and a J.D. from Yale Law School.

           Francis E. Girard. Mr. Girard has served as a director of the Company since January 1998 and as a consultant since September 2002. From January 2001 until January 2002, Mr. Girard also served as Vice Chairman of Comverse, and from January 1998 until January 2001, he served as Chief Executive Officer of Comverse. From May 1996 to January 1998, he served as President, Chief Executive Officer and a director of Boston Technology, Inc. ("Boston"), a company that was merged into the Company in January 1998. Prior to that, he served as Boston's Executive Vice President of World Sales. He joined Boston in January 1989 as Senior Vice President of Sales and assumed the position of Senior Vice President and General Manager of North American Markets in January 1994. From 1985 to 1989, he was Vice President of Sales, Marketing and Support of NEC Information Systems, Inc. From 1983 to 1985, Mr. Girard also served as Director of Marketing for the National Independent Sales Organization and Reseller Marketing Programs at Wang Laboratories, Inc. Mr. Girard also serves as a member of the board of directors of Artisoft, Inc. Mr. Girard holds a B.S. degree in Business from Merrimack College.

           Ron Hiram. Mr. Hiram has served as a director of the Company since June 2001. Mr. Hiram is a Managing Partner of Eurofund 2000 L.P., a venture capital fund focused on Israeli related companies in the telecommunications, information technology and microelectronic spheres. Previously, Mr. Hiram co-headed TeleSoft Partners' investment activities in Israel from 2001 to 2002. TeleSoft Partners is a Silicon Valley venture capital fund focusing on companies developing telecommunication-related technologies. From 1994 to 2000, Mr. Hiram served as a Managing Director and Partner of Soros Fund Management LLC ("Soros"), an international hedge fund, devoting the bulk of his time to private equity investments. Prior to joining Soros, Mr. Hiram worked at Lehman Brothers for thirteen years, most recently serving as Managing Director of a workout and restructuring group. Mr. Hiram also serves as a member of the board of directors of Ulticom. Mr. Hiram was previously a director of the Company in 1986 and 1987. Mr. Hiram received an M.B.A. from Columbia University in 1981.

           Sam Oolie. Mr. Oolie has served as a director of the Company since May 1986. Since August 1995, Mr. Oolie has been Chairman of NoFire Technologies, Inc., a manufacturer of high performance fire retardant products. He has been Chairman of Oolie Enterprises, an investment company, since July 1985. He also served as a director of CFC Associates, a venture capital firm, from January 1984 to December 1999. He was Chairman of The Nostalgia Network, a cable television network, from April 1987 to January 1990 and was Vice Chairman and director of American Mobile Communications, Inc., a cellular telephone company, from February 1987 to July 1989. From February 1962 to July 1985, Mr. Oolie was Chairman, Chief Executive Officer and a director of Food Concepts, Inc., a provider of food services to institutions and hospitals. Mr. Oolie also serves as a director of NCT Group, formerly Noise Cancellation Technologies, Inc. Mr. Oolie received a B.S. from Massachusetts Institute of Technology in 1958 and an M.B.A. from Harvard Business School in 1961.

           William F. Sorin. Mr. Sorin has served as a director and Corporate Secretary of the Company since its formation in October 1984. Mr. Sorin is an attorney engaged in private practice and is senior general counsel to the Company. Mr. Sorin received a B.A., Phi Beta Kappa, from Trinity College in 1970 and a J.D., cum laude, from Harvard Law School in 1973. Mr. Sorin is also a director of Ulticom and Verint.


COMMITTEES OF THE BOARD OF DIRECTORS

           The Board of Directors has five standing committees. The Executive Committee is empowered to exercise the full authority of the Board of Directors in circumstances when convening the full board is not practicable. The Audit Committee is responsible for reviewing audit procedures and supervising the relationship between the Company and its independent auditors. The Compensation Committee is responsible for approving compensation arrangements for senior management of the Company and administering the Company's stock option plans. The Corporate Planning and Structure Committee reviews and makes recommendations to the board concerning issues of corporate structure and planning, including the formation and capitalization of subsidiaries of the Company, the structure of acquisition transactions, the terms of any stock options and other compensation arrangements in respect of subsidiaries of the Company, situations that might involve conflicts of interest relative to the Company and its subsidiaries and the terms of significant transactions between the Company and its subsidiaries. The Corporate Governance and Nominating Committee is responsible for reviewing and ensuring compliance with the Company's corporate governance principles and for identifying and nominating individuals to be considered for the Company's Board of Directors.

ITEM 11.   EXECUTIVE COMPENSATION.

           The following table presents summary information regarding the compensation paid or accrued by the Company for services rendered during the fiscal years ended January 31, 2001, 2002 and 2003 by certain of its executive officers:

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                              ANNUAL COMPENSATION                         COMPENSATION
                                -------------------------------------------------            STOCK
    NAME AND                       YEAR                                                      OPTION                 ALL OTHER
PRINCIPAL POSITION                ENDING          SALARY               BONUS(2)             GRANTS(3)           COMPENSATION(3)(5)
------------------                ------          ------               --------             ---------           ------------------
Kobi Alexander                   Jan. 2003       $672,000                   $ -            1,937,999 (4)            $ 653,720
Chief Executive Officer          Jan. 2002       $403,000 (1)               $ -  (1)         600,000              $ 1,316,039
and Chairman of the              Jan. 2001       $672,000           $ 7,458,915              600,000              $ 1,270,327
Board of Directors

Itsik Danziger                   Jan. 2003       $151,930                   $ -              482,375 (4)             $ 43,574
President(6)                     Jan. 2002       $168,287                   $ -              200,000                 $ 44,088
                                 Jan. 2001       $179,340             $ 420,000              200,000                 $ 45,914

Zeev Bregman                     Jan. 2003       $155,120                   $ -              569,500 (4)             $ 43,511
Chief Executive Officer,         Jan. 2002       $156,617                   $ -              300,000                 $ 42,829
Comverse(7)                      Jan. 2001       $151,939             $ 420,000              250,000                 $ 38,327

Dan Bodner                       Jan. 2003       $200,000             $ 200,000               57,377 (4)              $ 4,261
President and Chief              Jan. 2002       $200,000              $ 50,000               30,000                  $ 2,000
Executive Officer,Verint

David Kreinberg                  Jan. 2003       $200,000             $ 170,000              249,351 (4)            $ 118,006
Executive Vice President         Jan. 2002       $187,303                   $ -              125,000                $ 211,067
and Chief Financial Officer      Jan. 2001       $180,000             $ 170,000              100,000                $ 129,800

Francis E. Girard
Chief Executive Officer,
Comverse(8)                      Jan. 2001       $385,008                   $ -                    -                 $ 26,000


-----------------------------

                                                      /footnotes on next page/

                                               /footnotes from previous table/


(1) Includes $217,402 of salary and $185,598 of payments in lieu of earned vacation. During the year ended January 31, 2002, Mr. Alexander was entitled under his employment agreements to receive $672,000 in salary and a bonus of approximately $1,500,000. Mr. Alexander voluntarily waived his right to approximately $1,955,000, which is 90% of his salary and bonus, in support of cost-reduction steps taken by the Company.

(2) Includes bonuses accrued for services performed in the year indicated, regardless of the year of payment.

(3) See also "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares."

(4) Consists solely of options granted under the Company's stock option exchange program as described below.

(5) Consists of miscellaneous items not exceeding $50,000 in the aggregate for any individual, including premium payments and contributions under executive insurance and training plans, 401(k) matching payments and, in the case of Mr. Alexander, the amount includes $410,363, $360,665 and $316,602 accrued in the years ended January 31, 2003, 2002 and 2001, respectively, for payments due on termination of employment pursuant to the terms of his employment agreements with the Company and $191,313, $903,197 and $905,679 paid in the years ended January 31, 2003, 2002 and 2001, respectively, in premiums for life insurance, of which $125,000, $825,000 and $825,000, respectively, was provided under arrangements whereby the Company is entitled to reimbursement of premiums paid under the arrangements from the benefit payments or cash surrender value. In the case of Mr. Kreinberg, the amount includes $2,160, $115,160 and $115,335 paid in the years ended January 31, 2003, 2002 and 2001, respectively, in premiums for life insurance, of which $113,000 for each of the years ended January 31, 2002 and 2001 was provided under arrangements whereby the Company is entitled to reimbursement of the premiums paid under the arrangements from the benefit payments or cash surrender value. In the case of Mr. Kreinberg, the amount also includes $100,000 and $80,000 accrued in the years ended January 31, 2003 and 2002, respectively, for payments due on the termination of his employment with the Company.

(6) Mr. Danziger served as President of the Company from January 2001 until March 2003. Mr. Danziger currently serves as an employee and a director of the Company.

(7) Mr. Bregman was promoted to Chief Executive Officer of Comverse in January 2001.

(8) Mr. Girard served as Vice Chairman of Comverse from January 2001 until January 2002 and served as Chief Executive Officer of Comverse from January 1998 until January 2001. Mr. Girard currently serves as a consultant to and director of the Company.

           The following table sets forth information concerning options granted during the year ended January 31, 2003 to the executive officers of the Company identified above under its employee stock option plans:


                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE VALUE
                                                                                              ASSUMED ANNUAL RATES OF
                                                                                             STOCK PRICE APPRECIATION
                                  INDIVIDUAL GRANTS                                                FOR OPTION TERM*
-------------------------------------------------------------------------------------     ---------------------------------

                                        PERCENT OF
                                          TOTAL
                           NUMBER OF     OPTIONS      EXERCISE
                            SHARES      GRANTED TO     PRICE
                           SUBJECT TO   EMPLOYEES       PER              EXPIRATION
NAME                       OPTION (1)   IN PERIOD      SHARE                DATE                5%                  10%
----                       ----------   ---------      -----                ----                --                  ---
Kobi Alexander              535,501       3.4%        $  10.52        October 18, 2009     $ 2,230,728           $ 5,177,903
                            510,000       3.2%        $  10.52       November 30, 2010     $ 2,529,937           $ 6,048,804
                            509,999       3.2%        $  10.52        October 22, 2011     $ 2,892,188           $ 7,093,584
                            382,499       2.4%        $  10.52            May 28, 2007     $   968,907           $ 2,113,158

Itsik Danziger              170,000       1.1%        $  10.52       November 30, 2010     $   843,312           $ 2,016,268
                            170,000       1.1%        $  10.52        October 22, 2011     $   964,064           $ 2,364,533
                            110,500       0.7%        $  10.52        October 18, 2009     $   460,308           $ 1,068,454
                             31,875       0.2%        $  10.52            May 28, 2007     $    80,742           $   176,097

Zeev Bregman                255,000       1.6%        $  10.52       November 30, 2010     $ 1,264,968           $ 3,024,402
                            212,500       1.3%        $  10.52        October 22, 2011     $ 1,205,081           $ 2,955,666
                             76,500       0.5%        $  10.52        October 18, 2009     $   318,675           $   739,699
                             25,500       0.2%        $  10.52            May 28, 2007     $    64,594           $   140,878

Dan Bodner(2)                31,876       0.2%        $  10.52        October 18, 2009     $   132,785           $   308,218
                             25,501       0.2%        $  10.52        October 22, 2011     $   144,615           $   354,694

David Kreinberg(3)          106,252       0.7%        $  10.52        October 22, 2011     $   602,552           $ 1,477,861
                             85,000       0.5%        $  10.52       November 30, 2010     $   421,656           $ 1,008,134
                             54,911       0.3%        $  10.52        October 18, 2009     $   228,742           $   530,949
                              3,188       0.0%        $  10.52            May 28, 2007     $     8,076           $    17,612

------------------

      * Represents the gain that would be realized if the options were held for their entire term and the value of the underlying shares increased at compounded annual rates of 5% and 10% from the fair market value at the date of option grants.

      (1) All options were granted under the Company's stock option exchange program as described below.

      (2) Mr. Bodner also was granted options to purchase 66,537 shares of Verint at an exercise price of $16.00 per share with an expiration date of May 21, 2012. Assuming the options were held for their entire ten-year term and the value of the underlying shares increased at compounded annual rates of 5% and 10%, the potential realizable value would be $669,516 and $1,696,685, respectively.

      (3) Mr. Kreinberg also was granted options to purchase 4,893 shares of Verint at an exercise price of $16.00 per share. Assuming the options were held for their entire ten-year term and the value of the underlying shares increased at compounded annual rates of 5% and 10%, the potential realizable value would be $49,235 and $124,771, respectively.


           The options in the above table vest in increments over the period of up to three years from the year of grant. The exercise price of the options is equal to the fair market value of the underlying shares at the date of grant.

           In May 2002, the Company commenced a Stock Option Exchange Program ("SOEP") for its eligible employees, including the executive officers. Under the SOEP, participating employees were given the opportunity to have unexercised stock options previously granted to them cancelled, in exchange for replacement options that were granted on December 23, 2002 (the "Regrant Date"). The replacement options were granted at a ratio of 0.85 new options for each existing option cancelled, at the fair market value of the Company's stock on the Regrant Date. The following table sets forth information concerning option repricings held by executive officers during the ten year period ended January 31, 2003.

                                                       TEN-YEAR OPTION REPRICINGS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                MARKET          ORIGINAL
                                                               PRICE OF         EXERCISE                                DATE
                                                 NUMBER OF     STOCK AT         PRICE OF          NEW                 ORIGINAL
                             REPRICING           OPTIONS       TIME OF          REPRICED        EXERCISE               OPTION
NAME                            DATE             REPRICED     REPRICING          OPTION          PRICE                 EXPIRED
---------------------    ------------------     ----------    ---------        ----------       -------          ------------------
Kobi Alexander           December 23, 2002        535,501       $10.52           $46.50          $10.52            October 18, 2009
                         December 23, 2002        510,000       $10.52           $85.00          $10.52           November 30, 2010
                         December 23, 2002        509,999       $10.52           $16.05          $10.52            October 22, 2011
                         December 23, 2002        382,499       $10.52           $14.75          $10.52                May 28, 2007

Itsik Danziger           December 23, 2002        170,000       $10.52           $85.00          $10.52           November 30, 2010
                         December 23, 2002        170,000       $10.52           $16.05          $10.52            October 22, 2011
                         December 23, 2002        110,500       $10.52           $46.50          $10.52            October 18, 2009
                         December 23, 2002         31,875       $10.52           $14.75          $10.52                May 28, 2007

Zeev Bregman             December 23, 2002        255,000       $10.52           $85.00          $10.52           November 30, 2010
                         December 23, 2002        212,500       $10.52           $16.05          $10.52            October 22, 2011
                         December 23, 2002         76,500       $10.52           $46.50          $10.52            October 18, 2009
                         December 23, 2002         25,500       $10.52           $14.75          $10.52                May 28, 2007

Dan Bodner               December 23, 2002         31,876       $10.52           $46.50          $10.52            October 18, 2009
                         December 23, 2002         25,501       $10.52           $16.05          $10.52            October 22, 2011

David Kreinberg          December 23, 2002        106,252       $10.52           $16.05          $10.52            October 22, 2011
                         December 23, 2002         85,000       $10.52           $85.00          $10.52           November 30, 2010
                         December 23, 2002         54,911       $10.52           $46.50          $10.52            October 18, 2009
                         December 23, 2002          3,188       $10.52           $14.75          $10.52                May 28, 2007



           The following table sets forth, as to each executive officer identified above, the shares acquired on exercise of options during the year ended January 31, 2003, value realized, number of unexercised options held at January 31, 2003, currently exercisable and subject to future vesting, and the value of such options based on the closing price of the underlying shares on the NASDAQ National Market System of $9.52 on January 31, 2003, net of the associated exercise price.

                    OPTION EXERCISES AND YEAR-END VALUE TABLE

        AGGREGATE OPTION EXERCISES IN THE YEAR ENDED JANUARY 31, 2003 AND
                VALUE OF UNEXERCISED OPTIONS AT JANUARY 31, 2003

                                                          NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED
                       SHARES                                  OPTIONS HELD                     IN-THE-MONEY OPTIONS
                      ACQUIRED                             AT JANUARY 31, 2003                HELD AT JANUARY 31, 2003
                         ON            VALUE         -------------------------------       ------------------------------
NAME                  EXERCISE       REALIZED         EXERCISABLE     UNEXERCISABLE         EXERCISABLE    UNEXERCISABLE
----                  --------       --------         -----------     -------------         -----------    -------------
Kobi Alexander(1)        -           $     -           3,074,738         1,937,999           $3,843,176      $    -
Itsik Danziger(2)        -           $     -             202,500           482,375           $    -          $    -
Zeev Bregman(3)          -           $     -             112,500           569,500           $    -          $    -
Dan Bodner(4)            -           $     -               -                57,377           $    -          $    -
David Kreinberg(5)       -           $     -              53,210           249,351           $    -          $    -



               See "Security Ownership of Certain Beneficial Owners and Management - Options to Purchase Subsidiary Shares" for information regarding the grant to certain executive officers of options to purchase shares of subsidiaries of the Company.

(1) As of January 31, 2003, Mr. Alexander also owns options to purchase (i) 359,574 shares of common stock of Verint valued at $5,196,463, all of which were exercisable and none of which were exercised during the year ended January 31, 2003, (ii) 8.1 shares of common stock of Startel Corporation, all of which were exercisable and none of which were exercised during the year ended January 31, 2003, and (iii) 162 shares of common stock of CTI Capital Corporation, all of which were exercisable and none of which were exercised during the year ended January 31, 2003.

(2) As of January 31, 2003, Mr. Danziger also owns options to purchase (i) 11,742 shares of common stock of Verint valued at $116,633, of which options to purchase 2,936 shares, valued at $29,163 were exercisable and none of which were exercised during the year ended January 31, 2003, (ii) 43,818 shares of common stock of Ulticom, valued at $175,885, of which options to purchase 19,273 shares, valued at $77,362 were exercisable and none of which were exercised during the year ended January 31, 2003, and
      (iii) 22,400 Class B shares of Starhome BV, all of which were unexercisable.

(3) As of January 31, 2003, Mr. Bregman owns options to purchase (i) 11,742 shares of common stock of Verint valued at $116,633, of which options to purchase 2,936 shares, valued at $29,163 were exercisable and none of which were exercised during the year ended January 31, 2003, (ii) 36,818 shares of common stock of Ulticom, valued at $147,787, of which options to purchase 12,273 shares, valued at $49,264 were exercisable and none of which were exercised during the year ended January 31, 2003, and (iii) 22,400 Class B shares of Starhome BV, all of which were unexercisable.

(4) As of January 31, 2003, Mr. Bodner also owns options to purchase 262,233 shares of common stock of Verint valued at $2,500,677, of which options to purchase 144,327 shares, valued at $1,789,852, were exercisable and none of which were exercised during the year ended January 31, 2003.

(5) Mr. Kreinberg realized $73,878 on the exercise of options to purchase 4,893 shares of Verint common stock during the year ended January 31, 2003. As of January 31, 2003, Mr. Kreinberg also owns options to purchase
      (i) 11,741 shares of common stock of Verint, all of which were unexercisable and valued at $81,527, (ii) 73,636 shares of common stock of Ulticom, valued at $295,575, of which options to purchase 24,545 shares, valued at $98,524 were exercisable and none of which were exercised during the year ended January 31, 2003, and (iii) 9,000 Class B shares of Starhome BV, all of which were unexercisable.

EMPLOYMENT AGREEMENTS

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

           Mr. Alexander serves as Chairman of the Board of Comverse Ltd. at a current basic compensation of $3,500 per month. Comverse Ltd. has also agreed to pay certain amounts for his account into defined contribution insurance and training funds in Israel. Comverse Ltd. is also required to pay any taxes incurred by Mr. Alexander in respect of benefits provided to him under the agreement and certain professional fees incurred for the benefit of Mr. Alexander. In the event that Comverse Ltd. unilaterally terminates or fundamentally breaches the agreement, it must pay, as liquidated damages, an amount equal to the basic compensation due for the remainder of the term of the agreement plus an amount equal to the present value of all non-monetary benefits under the agreement. The present value of the non-monetary benefits under the agreement is not readily determinable but is estimated at approximately 25% of such salary.

           Following termination or expiration of the term of employment, Mr. Alexander is entitled to receive a severance payment equal to $136,411 times the number of years from the beginning of his employment with the Company, the amount of which payment increases at the rate of 10% per annum compounded for each year of employment following December 31, 2002, plus continued fringe benefits for three years and insurance coverage for up to 10 years. If Mr. Alexander's employment is terminated by the Company without "cause", or by Mr. Alexander for "good reason" (as those terms are defined in the agreement), he is entitled to additional payments attributable to the salary, bonus and the monetary equivalence of other benefits which he otherwise would have expected to receive for a period of three years or the balance of the agreement term, whichever is longer. If such termination occurs following a change in control of the Company, the required additional payment is three times Mr. Alexander's annual salary and bonus, and he is additionally entitled to the accelerated vesting of all retirement benefits and stock options, and payments sufficient to reimburse any associated excise tax liability and income tax resulting from such reimbursement. Mr. Alexander's options become fully vested, exercisable and nonforfeitable in the event of a change in control of the Company, the termination of Mr. Alexander's employment by the Company without cause or by Mr. Alexander for good reason, or Mr. Alexander's death or disability. Insurance benefits include life insurance providing cumulative death benefits of approximately $40,000,000 including amounts provided under arrangements through which the Company is to be reimbursed premiums from the benefit payments or cash surrender value.

           Mr. Bregman is employed as Chief Executive Officer of Comverse under an agreement providing for a base monthly salary at a current rate of approximately 60,000 Israeli shekels, subject to Israeli statutory cost of living adjustment (resulting in a current annual salary equal to approximately $160,000) and an annual bonus which is based on the performance of Mr. Bregman and Comverse. Mr. Bregman is entitled to receive various insurance and supplemental benefits and the use of an automobile owned or leased by the Company.

           Mr. Bodner is employed as President and Chief Executive Officer of Verint under an agreement providing for an annual salary of $200,000 and an annual bonus which is based on the performance of Mr. Bodner and Verint. Mr. Bodner is entitled to receive the use of an automobile owned or leased by the Company.

           Mr. Kreinberg is employed as Executive Vice President and Chief Financial Officer of the Company under an agreement providing for an annual salary of $200,000 and an annual bonus which is based on the performance of Mr. Kreinberg and the Company. Mr. Kreinberg is entitled to receive various insurance and supplemental benefits and the use of an automobile owned or leased by the Company. In addition, following termination of Mr. Kreinberg's employment, other than for cause, Mr. Kreinberg is entitled to receive a payment equal to $20,000 times the number of years from the first year of his employment with the Company, the amount of which payment increases at the rate of 10% per annum compounded for each completed year of employment following January 31, 2003.

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

SEVERANCE BENEFITS FOLLOWING A CHANGE IN CONTROL

           The Company has instituted severance benefits arrangements for eligible employees, other than the Chief Executive Officer (whose benefits are described above), due in the event of the termination of employment, within two years following a change in control of the Company, either by the Company without cause or by an employee under specified circumstances. Key executives, as designated from time to time by the Compensation Committee, are generally entitled in the event of such termination following a change in control to receive (a) payment of salary and pro-rated bonus through the date of termination (computed at the rates then in effect or, if higher, during specified periods prior to the date of change in control), (b) an additional payment equal to the sum of annual salary and bonus (as so computed), (c) the accelerated vesting of all stock options and retirement benefits, (d) continuation for one additional year of certain employment-related benefits and
(e) in the discretion of the Compensation Committee, a payment in an amount necessary to discharge without cost to the employee any excise tax imposed in respect of the payments due under the severance arrangement. Other employees are generally entitled to receive, in the event of the involuntary termination of their employment following a change in control, (a) payment of their then current salary through the date of termination, (b) an additional payment equal to one month of salary for each year of employment with the Company, up to twelve, prior to termination, (c) the accelerated vesting of stock options and retirement benefits and (d) continuation of certain employment-related benefits.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           None.

ITEM 12.   PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT.

           The following table identifies and sets forth certain information concerning the beneficial ownership of Common Stock by the executive officers of the Company, by each director of the Company and by each person known by the Company to beneficially own more than five percent of the issued and outstanding Common Stock. Except as otherwise noted, information is given as of May 6, 2003.

                                                                                         NUMBER OF          PERCENT
                                                                                          SHARES            OF TOTAL
                                                                                       BENEFICIALLY       OUTSTANDING
BENEFICIAL OWNER                           RELATIONSHIP WITH THE COMPANY                  OWNED(1)          SHARES(2)
----------------                           -----------------------------                  --------          ---------
FMR Corporation                         Shareholder                                    28,153,723 (3)        15.0%
82 Devonshire Street
Boston, MA 02109

Citigroup Inc.                          Shareholder                                    19,793,367 (3)        10.5%
399 Park Avenue
New York, NY  10043

Kobi Alexander                          Chairman of the Board,                          4,394,122 (4)         2.3%
                                        Chief Executive Officer and Director

Zeev Bregman                            Chief Executive Officer of                        417,874 (5)           *
                                        Comverse

Dan Bodner                              President and Chief Executive                      66,587 (6)           *
                                        Officer of Verint

David Kreinberg                         Executive Vice President and                      206,070 (7)           *
                                        Chief Financial Officer

Itsik Danziger                          Director                                          481,551 (8)           *

John H. Friedman                        Director                                          113,000               *

Francis E. Girard                       Director                                          689,851 (9)           *

Ron Hiram                               Director                                           54,000 (10)          *

Sam Oolie                               Director                                           92,000 (11)          *

William F. Sorin                        Secretary and Director                            116,857 (12)          *


All directors and executive
  officers as a group (10 persons)                                                      6,631,912             3.4%


-----------------
*     Less than 1%.
                                                      /footnotes on next page/

                                               /footnotes from previous table/

(1) Includes outstanding shares and shares issuable upon the exercise of stock options that are exercisable at or within 60 days after May 6, 2003. Does not include shares issuable upon the exercise of stock options that are not exercisable until more than 60 days after May 6, 2003. The shares subject to stock options held by the individuals identified above as of May 6, 2003 consist of the following:

                                                                               NUMBER OF SHARES OF COMMON STOCK
                                                                                     SUBJECT TO OPTIONS
                                                            ---------------------------------------------------------------------
                                                               EXERCISABLE AT OR WITHIN            NOT EXERCISABLE AT OR WITHIN
                                                              60 DAYS AFTER MAY 6, 2003              60 DAYS AFTER MAY 6, 2003
                                                              -------------------------              -------------------------
      Kobi Alexander                                                   4,368,862                               643,875
      Zeev Bregman                                                       417,438                               264,562
      Dan Bodner                                                          30,813                                26,564
      David Kreinberg                                                    188,342                               114,219
      Itsik Danziger                                                     480,875                               204,000
      John H. Friedman                                                   113,000                                27,000
      Francis E. Girard                                                  610,896                                  -
      Ron Hiram                                                           54,000                                27,000
      Sam Oolie                                                           92,000                                27,000
      William F. Sorin                                                   116,857                                39,846
      All directors and executive officers as a group
      (10 persons)                                                     6,473,083                             1,374,066



(2) Based on 188,192,862 shares of common stock issued and outstanding on May 6, 2003, excluding, except as otherwise noted, shares of common stock issuable upon the exercise of outstanding stock options.

(3) Based on Schedule 13G filings with the Securities and Exchange Commission reflecting data as of December 2002.

(4) Mr. Alexander is also the beneficial owner of 997,263 shares of common stock of Ulticom and 2,700,000 class C shares of Starhome BV, a subsidiary of the Company. In addition, Mr. Alexander is the beneficial owner of 475,931 shares of common stock of Verint, which includes 359,574 shares issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2003. Additionally, Mr. Alexander is the beneficial owner of 8.1 shares of common stock of Startel Corporation and 162 shares of common stock of CTI Capital Corporation, each of which is a subsidiary of the Company, which shares are issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2003.

(5) Mr. Bregman is also the beneficial owner of 24,546 shares of common stock of Ulticom, and 5,872 shares of common stock of Verint, which are issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2003.

(6) Mr. Bodner is also the beneficial owner of 180,530 shares of common stock of Verint, which are issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2003.

(7) Mr. Kreinberg is also the beneficial owner of 59,091 shares of common stock of Ulticom, which includes 49,091 shares issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2003, and 3,670 shares of common stock of Verint, which are issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2003.

(8) Mr. Danziger is also the beneficial owner of 31,546 shares of common stock of Ulticom, and 5,872 shares of common stock of Verint, which are issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2003.

(9) Mr. Girard is also the beneficial owner of 3,000 shares of common stock of Ulticom.

(10) Mr. Hiram is also the beneficial owner of 21,000 shares of common stock of Ulticom, which includes 20,000 shares issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2003.

(11) Mr. Oolie is also the beneficial owner of 1,000 shares of common stock of Ulticom.

(12) Mr. Sorin is also the beneficial owner of 16,364 shares of common stock of Ulticom, and 3,669 shares of common stock of Verint, which are issuable upon the exercise of stock options exercisable at or within 60 days after May 6, 2003.


                      EQUITY COMPENSATION PLAN INFORMATION

                                                                      As of January 31, 2003
                                          ---------------------------------------------------------------------------
                                                                                                 Number of shares
                                           Number of shares to be      Weighted-average          remaining available
                                           issued upon exercise        exercise price of         for future issuance
                                           of outstanding options,     outstanding options,      under equity
                                           warrants and rights         warrants and rights       compensation plans
                                           -------------------         -------------------       ------------------
Equity compensation plans
approved by stockholders                        24,876,809 (1)                $12.78                 11,156,662 (2)

Equity compensation plans
not approved by stockholders(3)                          0                      N.A.                          0
                                                ----------                    ------                 ----------

Total                                           24,876,809                    $12.78                 11,156,662


(1) Includes 1,682,079 options with an average exercise price of $17.35 under plans assumed in connection with our acquisition of Boston Technology, Inc.

(2) Includes 1,921,579 shares remaining under the Company's employee stock purchase plans.

(3) This table excludes compensation plans from which the Company is no longer issuing shares other than shares to be issued upon exercise of options that are outstanding. As of January 31, 2003, there were options to acquire 203,018 shares with a weighted-average exercise price of $6.22 outstanding under such plans. The Company assumed these options in connection with acquisitions of various entities.

OPTIONS TO PURCHASE SUBSIDIARY SHARES

           The Chief Executive Officer of the Company, as well as other employees, including certain executive officers of the Company, have been granted options to acquire shares of certain subsidiaries and affiliates of the Company, other than Comverse. Such option awards are not tied to the performance of the respective subsidiaries or affiliates, but are generally intended to incentivize employees in the units in which they are employed and for which they have direct responsibility. The amount of shares issuable upon exercise of such options varies among the subsidiaries and affiliates affected, not exceeding in any instance 20% of the shares outstanding assuming exercise in full. These options have terms ranging up to 15 years and become exercisable and vest over various periods ranging up to seven years from the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined by the Board of Directors of the applicable subsidiary or by a committee of the Board of Directors of the Company.

           These options (and any shares received by the holders upon exercise) provide the option holders with a potentially larger equity interest in the respective subsidiaries and affiliates than in the Company, which, under certain circumstances, could cause the option holders' interests to conflict with those of the Company's shareholders generally.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

           To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended January 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except as set forth below. On the last Form 4 filed by Mr. Girard in December 2001, he incorrectly reported ownership of 101,963 shares. Due to prior gifts and/or distributions made to family members and organizations, the correct number of shares reported should have been 78,955. Mr. Girard filed a Form 5 on May 22, 2003 correcting his ownership amounts. No changes were made to his ownership since that filing.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The Company paid or accrued legal fees to William F. Sorin, a director of the Company, in the amount of $136,500 for legal services rendered to the Company during the year ended January 31, 2003.

                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            COMVERSE TECHNOLOGY, INC.
                                                  (Registrant)


                                      By: /s/ David Kreinberg
                                          -----------------------------------
                                          David Kreinberg
                                          Executive Vice President and
                                          Chief Financial Officer
Dated:  May 30, 2003

                                 CERTIFICATIONS


I, Kobi Alexander, Chairman of the Board of Directors and Chief Executive Officer, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Comverse Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.


Date: May 30, 2003                  /s/ Kobi Alexander
                                    ------------------------------------------
                                    Name: Kobi Alexander
                                    Title: Chairman of the Board of Directors
                                           and Chief Executive Officer



I, David Kreinberg, the Executive Vice President and Chief Financial Officer of Comverse Technology, Inc., certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Comverse Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.


Date: May 30, 2003                  /s/ David Kreinberg
                                    ------------------------------------------
                                    Name: David Kreinberg
                                    Title: Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                                Description
-----------                                -----------

   99.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

   99.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*





      *These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the Securities and Exchange Commission and are not incorporated by reference in any filing of Comverse Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filings.