Form 10-Q
period 2003-04-30
COMVERSE TECHNOLOGY INC/NY/
filed 2003-06-13
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2003

                                       or

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                             [X] Yes           [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of June 6, 2003 was 188,291,056


                            Page 1 of 29 Total Pages

                                TABLE OF CONTENTS

                                                                                    Page
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

    1.            Condensed Consolidated Balance Sheets as of
                  January 31, 2003 and April 30, 2003                                 3

    2.            Condensed Consolidated Statements of Operations
                  for the Three Month Periods Ended April
                  30, 2002 and April 30, 2003                                         4

    3.            Condensed Consolidated Statements of Cash Flows
                  for the Three Month Periods Ended April
                  30, 2002 and April 30, 2003                                         5

    4.            Notes to Condensed Consolidated Financial
                  Statements                                                          6

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.                     13

ITEM 3.           Quantitative and Qualitative Disclosures About
                  Market Risk.                                                       25

ITEM 4.           Controls and Procedures.                                           25


                                     PART II
                                OTHER INFORMATION

ITEM 1.           Legal Proceedings.                                                 26

ITEM 6.           Exhibits and Reports on Form 8-K.                                  26

SIGNATURES                                                                           27

CERTIFICATIONS                                                                       28



                            Page 2 of 29 Total Pages

                                     PART I
                              Financial Information

ITEM 1.  Financial Statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      JANUARY 31,              APRIL 30,
                                                                                         2003*                    2003
ASSETS                                                                                                        (Unaudited)
------

CURRENT ASSETS:
   Cash and cash equivalents                                                          $1,402,783              $1,418,238
   Bank time deposits and short-term investments                                         406,089                 335,504
   Accounts receivable, net                                                              212,953                 184,027
   Inventories                                                                            40,015                  43,315
   Prepaid expenses and other current assets                                              65,018                  53,285
                                                                                     -----------             -----------
TOTAL CURRENT ASSETS                                                                   2,126,858               2,034,369
PROPERTY AND EQUIPMENT, net                                                              146,380                 140,601
OTHER ASSETS                                                                             130,421                 127,253
                                                                                     -----------             -----------
TOTAL ASSETS                                                                          $2,403,659              $2,302,223
                                                                                     ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                               $ 260,810               $ 249,683
   Advance payments from customers                                                        53,496                  52,614
   Other current liabilities                                                              46,045                   3,023
                                                                                     -----------             -----------
TOTAL CURRENT LIABILITIES                                                                360,351                 305,320
CONVERTIBLE DEBENTURES                                                                   390,838                 346,288
OTHER LIABILITIES                                                                         19,230                  17,807
                                                                                     -----------             -----------
TOTAL LIABILITIES                                                                        770,419                 669,415
                                                                                     -----------             -----------

MINORITY INTEREST                                                                         83,548                  85,742
                                                                                     -----------             -----------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 187,754,407 and 188,192,862 shares                           18,775                  18,819
   Additional paid-in capital                                                          1,078,720               1,082,872
   Retained earnings                                                                     445,285                 439,466
   Accumulated other comprehensive income                                                  6,912                   5,909
                                                                                     -----------             -----------
TOTAL STOCKHOLDERS' EQUITY                                                             1,549,692               1,547,066
                                                                                     -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $2,403,659              $2,302,223
                                                                                     ===========             ===========

   *The Condensed Consolidated Balance Sheet as of January 31, 2003 has been summarized from the Company's audited
                  Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.


                            Page 3 of 29 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                 APRIL 30,               APRIL 30,
                                                                   2002                     2003
Sales                                                            $211,194                $180,552
Cost of sales                                                      91,777                  80,373
                                                               ----------              ----------
Gross margin                                                      119,417                 100,179

Operating expenses:
     Research and development, net                                 62,923                  54,488
     Selling, general and administrative                           73,513                  62,072
                                                               ----------              ----------

Loss from operations                                              (17,019)                (16,381)

Interest and other income (expense), net                           (5,244)                 12,542
                                                               ----------              ----------

Loss before income tax provision                                  (22,263)                 (3,839)
Income tax provision                                                1,313                   1,980
                                                               ----------              ----------

Net loss                                                        $ (23,576)               $ (5,819)
                                                               ==========              ==========

Loss per share:
Basic                                                             $ (0.13)                $ (0.03)
                                                                  =======                 =======
Diluted                                                           $ (0.13)                $ (0.03)
                                                                  =======                 =======


   The accompanying notes are an integral part of these financial statements.




                            Page 4 of 29 Total Pages

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                        APRIL 30,                APRIL 30,
                                                                          2002                     2003
Cash flows from operating activities:
     Net cash from operations after adjustment
       for non-cash items                                                $  (6,636)               $ 14,557
     Changes in assets and liabilities:
     Accounts receivable                                                    26,448                  28,926
     Inventories                                                            (1,319)                 (3,300)
     Prepaid expenses and other current assets                              10,206                   9,071
     Accounts payable and accrued expenses                                 (22,401)                (11,127)
     Other, net                                                            (15,517)                   (833)
                                                                       -----------             -----------
Net cash provided by (used in) operating activities                         (9,219)                 37,294
                                                                       -----------             -----------

Cash flows from investing activities:
     Maturities and sales (purchases) of bank time deposits
       and investments, net                                                (44,647)                 69,979
     Purchases of property and equipment                                    (6,545)                 (8,487)
     Capitalization of software development costs                           (3,660)                 (2,305)
     Net assets acquired                                                    (9,706)                       -
                                                                       -----------             -----------
Net cash provided by (used in) investing activities                        (64,558)                 59,187
                                                                       -----------             -----------

Cash flows from financing activities:
     Repurchase of debentures                                                    -                 (41,261)
     Net repayments of bank loans and other debt                              (533)                (45,084)
     Net proceeds from issuance of common stock                              6,771                   5,319
                                                                       -----------             -----------
Net cash provided by (used in) financing activities                          6,238                 (81,026)
                                                                       -----------             -----------

Net increase (decrease) in cash and cash equivalents                       (67,539)                 15,455
Cash and cash equivalents, beginning of period                           1,361,862               1,402,783
                                                                       -----------             -----------
Cash and cash equivalents, end of period                               $ 1,294,323             $ 1,418,238
                                                                       ===========             ===========

   The accompanying notes are an integral part of these financial statements.



                            Page 5 of 29 Total Pages

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

           The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2003. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year.

           RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

         STOCK-BASED COMPENSATION. The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income for any periods, as all options granted have an exercise price at least equal to the market value of the underlying common stock on the date of grant.

         The Company estimated the fair value of employee stock options utilizing the Black-Scholes option valuation model, using appropriate assumptions, as required under accounting principles generally accepted in the United States of America. The Black-Scholes model was developed for use in estimating the fair value of traded options and does not consider the non-traded nature of employee stock options, vesting and trading restrictions, lack of transferability or the ability of employees to forfeit the options prior to expiry. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 to stock-based employee compensation for all periods:


                            Page 6 of 29 Total Pages

                                                                                                 THREE MONTHS ENDED APRIL 30,
                                                                                          -----------------------------------------
                                                                                                2002                     2003
                                                                                                ----                     ----
       Net loss, as reported                                                                   $ (23,576)               $  (5,819)

         Deduct: Total stock-based employee compensation expense determined under fair
       value based method for all awards, net of related tax effects                             (39,057)                 (37,136)
                                                                                          ----------------       ------------------

       Pro forma net loss                                                                      $ (62,633)               $ (42,955)
                                                                                          ================       ==================
       Loss per share:

       Basic - as reported                                                                       $ (0.13)                 $ (0.03)
       Basic - pro forma                                                                         $ (0.34)                 $ (0.23)

       Diluted - as reported                                                                     $ (0.13)                 $ (0.03)
       Diluted - pro forma                                                                       $ (0.34)                 $ (0.23)


           INVENTORIES. The composition of inventories at January 31, 2003 and April 30, 2003 is as follows:

                                        JANUARY 31,      APRIL 30,
                                            2003           2003
                                               (In thousands)

       Raw materials                       $17,111         $19,976
       Work in process                      12,430          15,399
       Finished goods                       10,474           7,940
                                        ----------      ----------
                                           $40,015         $43,315
                                        ==========      ==========

           RESEARCH AND DEVELOPMENT EXPENSES. A significant portion of the Company's research and development operations are located in Israel where the Company derives benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. Certain of the Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. One of the Company's subsidiaries accrues royalties to the OCS for the sale of products incorporating technology developed in these projects. Another subsidiary of the Company is not required to pay royalties on such grants. Under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government


                            Page 7 of 29 Total Pages
approval. The amounts reimbursed by the OCS for the three month periods ended April 30, 2002 and 2003 were $1,204,000 and $1,208,000, respectively.

           EARNINGS (LOSS) PER SHARE. The computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation of loss per share for the three month periods ended April 30, 2002 and 2003 is as follows:

                                          THREE MONTHS ENDED                                  THREE MONTHS ENDED
                                            APRIL 30, 2002                                      APRIL 30, 2003
                             --------------------------------------------        -------------------------------------------
                                 Net                         Per Share               Net                         Per Share
                                 Loss           Shares         Amount                Loss           Shares         Amount
                                                        (In thousands, except per share data)


BASIC AND DILUTED EPS
Net loss                       $(23,576)        186,569        $(0.13)              $(5,819)        188,094        $(0.03)
                               ========         =======        ======               =======         =======        ======

           The diluted loss per share computation for the three month periods ended April 30, 2002 and 2003 excludes incremental shares of approximately 1,996,000 and 1,524,000, respectively, related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during these periods. In addition, the Company's 1.5% Convertible Debentures were not included in the computation of diluted earnings per share for all periods because the effect of including them would be antidilutive.

           COMPREHENSIVE INCOME (LOSS). Total comprehensive loss was $27,474,000 and $6,822,000 for the three month periods ended April 30, 2002 and 2003, respectively. The elements of comprehensive income (loss) include net income
(loss), unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

           CONVERTIBLE DEBENTURES. In November and December 2000, the Company issued $600,000,000 aggregate principal amount of its 1.50% Convertible Senior Debentures due December 2005 (the "Debentures"). The Debentures are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The Debentures are convertible, at the option of the holders, into shares of the Company's common stock at a conversion price of $116.325 per share, subject to adjustment in certain events; and are subject to redemption at any time on or after December 1, 2003, in whole or in part, at the option of the Company, at redemption prices (expressed as percentages of the principal amount) of 100.375% if redeemed during the twelve-month period beginning December 1, 2003, and 100% of the principal amount if redeemed thereafter. The Debenture holders may require the Company to repurchase the Debentures at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may pay the repurchase price in common stock. During the year ended January 31, 2003, the


                            Page 8 of 29 Total Pages

Company acquired, in open market purchases, $209,162,000 of face amount of the Debentures, resulting in a pre-tax gain, net of debt issuance costs, of approximately $39,374,000.

        During the three month period ended April 30, 2003, the Company acquired, in open market purchases, an additional $44,550,000 of face amount of the Debentures, resulting in a pre-tax gain, net of debt issuance costs, of approximately $2,809,000 included in `Interest and other income (expense), net' in the condensed consolidated statements of operations.

           BANK LOAN. In January 2002, Verint Systems Inc. ("Verint"), a majority-owned subsidiary of CTI, took a bank loan in the amount of $42,000,000. This loan, which matured in February 2003, bore interest at LIBOR plus 0.55% and was guaranteed by CTI. During February 2003, Verint repaid the bank loan.

           WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES. During the years ended January 31, 2002 and 2003, the Company took steps to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with these actions, the Company took charges to operations primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment.

As of April 30, 2003 the Company had an accrual of approximately $43,106,000 relating to workforce reduction and restructuring. A roll-forward of the workforce reduction and restructuring accrual from January 31, 2003 is as follows:

                                                       WORKFORCE
                                ACCRUAL                REDUCTION,                                               ACCRUAL
                               BALANCE AT             RESTRUCTURING                                            BALANCE AT
                               JANUARY 31,            & IMPAIRMENT            CASH            NON-CASH          APRIL 30,
                                  2003                CHARGES, NET          PAYMENTS           CHARGES            2003
                                  ----                ------------          --------           -------            ----
                                                    (IN THOUSANDS)
Severance and related           $  9,367                    $ 314            $ 5,456              $   -          $  4,225
Facilities and related            40,454                     (560)             1,013                  -            38,881
Property and equipment                 -                      246                  -                246                 -
                               ---------                ---------          ---------          ---------         ---------
Total                           $ 49,821                    $   -            $ 6,469              $ 246          $ 43,106
                               =========                =========          =========          =========         =========


           Severance and related costs consist primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of these severance and related costs is expected to be paid by January 2004.

           Facilities and related costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities to be vacated primarily in the United States and Israel as a result of the restructuring. The balance of these facilities and related costs is expected to be paid at various dates through January 2011.


                            Page 9 of 29 Total Pages

           Property and equipment costs consist primarily of the write-down of various assets to their current estimable fair value.

           BUSINESS SEGMENT INFORMATION. The Company's reporting segments are as follows:

           Enhanced Services Solutions Products ("ESS"). Enable telecommunications service providers to offer a variety of revenue and traffic generating services accessible to large numbers of simultaneous users. These services include a broad range of messaging, information distribution and personal communications services, such as call answering with one-touch call return, voicemail, unified messaging (voice, fax, text, multimedia content and email in a single mailbox, media conversion such as email to voice and visual mailbox presentation), value-added services for roamers, prepaid wireless calling services, wireless data and Internet-based services such as short messaging services, wireless information and entertainment services, multimedia messaging services, wireless instant messaging, interactive voice response, and voice portal services, which are part of a voice-controlled portfolio of services such as voice dialing, voice-controlled messaging, and other applications.

           Service Enabling Signaling Software Products. Interconnect the complex circuit switching, database and messaging systems and manage vital number, routing and billing information that form the backbone of today's public telecommunications networks. These products also are embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as voice over the Internet and Internet offload. This segment represents the Company's Ulticom, Inc. subsidiary.

           Security and Business Intelligence Recording Products. Provides analytic solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. The software generates actionable intelligence through the collection, retention and analysis of voice, fax, video, email, Internet and data transmissions from multiple types of communications networks. This segment represents the Company's Verint subsidiary.

           All Other.  Includes other miscellaneous operations.













                            Page 10 of 29 Total Pages

           The table below presents information about sales, operating income
(loss) and segment assets as of and for the three month periods ended April 30, 2002 and 2003:

                                            Service        Security and
                           Enhanced        Enabling          Business
                           Services        Signaling       Intelligence
                           Solutions       Software          Recording           All          Reconciling        Consolidated
                           Products        Products          Products           Other            Items              Totals
                           --------        --------          --------           -----            -----              ------
                                                          (In thousands)
 THREE MONTHS ENDED
 APRIL 30, 2002:

 Sales                     $166,538          $7,097            $36,317          $2,293            $(1,051)         $211,194
 Operating income
        (loss)             $(14,819)        $(2,903)            $2,075           $(265)           $(1,107)         $(17,019)

 THREE MONTHS ENDED
 APRIL 30, 2003:

 Sales                     $125,876          $9,129            $44,415          $2,244            $(1,112)         $180,552
 Operating income
        (loss)             $(18,312)           $377             $3,499           $(252)           $(1,693)         $(16,381)

 TOTAL ASSETS:

 April 30, 2002          $1,134,707        $237,047           $119,729         $46,023         $1,133,603        $2,671,109
 April 30, 2003            $959,043        $237,749           $173,698         $32,036           $899,697        $2,302,223


         Reconciling items consist of the following:

         Sales - elimination of intersegment revenues.
         Operating Income (Loss) - elimination of intersegment operating income and corporate operations.
         Total Assets - elimination of intersegment receivables and unallocated corporate assets.

         EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS. In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of SFAS No. 143 did not have a material effect on the Company's condensed consolidated financial statements.


          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS


                            Page 11 of 29 Total Pages

No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's condensed consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's condensed consolidated financial statements.

           SUBSEQUENT EVENTS. In May 2003, the Company issued $420,000,000 aggregate principal amount of its zero yield puttable securities ("ZYPS") due 2023. The ZYPS are convertible, contingent upon the occurrence of certain events, into shares of the Company's common stock at a conversion price of $17.97 per share. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including, among others, the closing price of the common stock exceeding 120% of the conversion price over certain periods and other specified events. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events.

        From May 1 through June 10, 2003, the Company acquired, in open market purchases, $165,148,000 of face amount of the Debentures, resulting in a pre-tax gain, net of debt issuance costs, of approximately $5,600,000.

        In May 2003, Verint acquired privately-held SmartSight Networks Inc. ("SmartSight"), a developer of IP-based video edge devices and software for wireless video transmission, for approximately $7.0 million in cash, subject to certain adjustments, and 149,731 shares of Verint common stock. Verint further entered into a registration rights agreement with certain former shareholders of SmartSight whereby Verint agreed to register under the Securities Act of 1933 those shares of Verint common stock issued to those former shareholders in connection with the acquisition. SmartSight's solutions enable the efficient transmission and management of video from remote locations over IP-based wireless and wireline networks.

        On May 19, 2003, Verint filed a Registration Statement on Form S-3, as amended on June 3, 2003 and on June 12, 2003, relating to a public offering by Verint and certain stockholders named in the Registration Statement of up to 5,750,000 shares of Verint's common stock, including underwriter's over-allotment. CTI is not a selling stockholder. Should this offering be successfully completed, the Company's ownership interest in Verint would be reduced to approximately 64.5% (or approximately 62.9% if the over-allotment is exercised) from approximately 78.1% at April 30, 2003.


                            Page 12 of 29 Total Pages

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

INTRODUCTION

           As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry experiencing a deep capital spending contraction. Consequently, with a substantial majority of sales for the three months ended April 30, 2003 generated from activities serving the telecommunications industry, the Company experienced a year over year sales decline of approximately 15%, resulting in an operating loss for the period.

THREE MONTH PERIOD ENDED APRIL 30, 2003
COMPARED TO THREE MONTH PERIOD ENDED APRIL 30, 2002

           Sales. Sales for the three month period ended April 30, 2003 decreased by approximately $30.6 million, or 15%, compared to the three month period ended April 30, 2002. This decrease is primarily attributable to a decrease in sales of ESS products of approximately $40.6 million, with such decrease being attributable to all major geographic regions. In addition, sales of security and business intelligence recording products increased by approximately $8.1 million, primarily as a result of increased digital security and surveillance sales, and sales of service enabling signaling software products increased by approximately $2.0 million. On a consolidated basis, sales to customers in North America represented approximately 44% and 45% of total sales for the three month periods ended April 30, 2003 and 2002, respectively.

           Cost of Sales. Cost of sales for the three month period ended April 30, 2003 decreased by approximately $11.4 million, or 12%, compared to the three month period ended April 30, 2002. The decrease in cost of sales is primarily attributable to decreased personnel-related costs of approximately $7.2 million, decreased materials and overhead costs of approximately $5.1 million and decreased travel and entertainment costs of approximately $1.7 million, offset by a net increase in various other costs of approximately $2.6 million. The aforementioned decreases are primarily the result of cost reduction efforts combined with the decrease in sales. Gross margins for the three month period ended April 30, 2003 decreased to approximately 55.5% from approximately 56.5% in the corresponding 2002 period.

           Research and Development, Net. Net research and development expenses for the three month period ended April 30, 2003 decreased by approximately $8.4 million, or 13%, compared to the three month period ended April 30, 2002. The decrease in net research and development expenses is primarily attributable to decreased personnel-related costs of approximately $8.8 million, which is primarily the result of cost reduction efforts and a reduction of research and development projects.

           Selling, General and Administrative. Selling, general and administrative expenses for the three month period ended April 30, 2003 decreased by approximately $11.4 million, or 16%, compared to the three month period ended April 30, 2002, and as a percentage of sales decreased to approximately 34% from approximately 35% in the corresponding 2002 period. The


                            Page 13 of 29 Total Pages
decrease in the dollar amount of selling, general and administrative expenses is primarily due to lower bad debt expense of approximately $11.1 million.

           Interest and Other Income (Expense), Net. Interest and other income (expense), net, for the three month period ended April 30, 2003 increased by approximately $17.8 million compared to the three month period ended April 30, 2002. The principal reasons for the increase are (i) a decrease in net losses from the sale and write-down of investments of approximately $14.3 million; (ii) increase in foreign currency gains of approximately $3.3 million due primarily to the strengthening of the euro; (iii) a gain of approximately $2.8 million recorded as a result of the Company's repurchase of approximately $44.6 million face amount of its Debentures during the three months ended April 30, 2003; (iv) decreased interest expense of approximately $1.1 million due to the Company's repurchase of approximately $209.2 million and $44.6 million face amount of its Debentures during the year ended January 31, 2003 and the three months ended April 30, 2003, respectively; and (v) change in the equity of affiliates of approximately $0.5 million. Such items were offset by (i) decreased interest and dividend income of approximately $3.3 million due primarily to the decline in interest rates; (ii) an increase of approximately $0.7 million in the minority interest; and (iii) other changes of approximately $0.1 million, net.

           Income Tax Provision. Provision for income taxes for the three month period ended April 30, 2003 increased by approximately $0.7 million, or 51%, compared to the three month period ended April 30, 2002, due primarily to shifts in the underlying mix of pre-tax income by tax jurisdiction. The Company's overall rate of tax is reduced significantly by the existence of net operating loss carryforwards for Federal income tax purposes in the United States, as well as the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Net Loss. Net loss for the three month period ended April 30, 2003 decreased by approximately $17.8 million compared to the three month period ended April 30, 2002, while as a percentage of sales was approximately (3.2)% compared to approximately (11.2)% in the corresponding 2002 period. The decrease in the dollar amount of the net loss resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at April 30, 2003 and January 31, 2003 was approximately $1,729.0 million and $1,766.5 million, respectively. At April 30, 2003 and January 31, 2003, the Company had total cash and cash equivalents, bank time deposits and short-term investments of approximately $1,753.7 million and $1,808.9 million, respectively.

           Operations for the three month periods ended April 30, 2003 and 2002, after adjustment for non-cash items, provided (used) cash of approximately $14.6 million and $(6.6) million, respectively. During such periods, other changes in operating assets and liabilities provided (used) cash of approximately $22.7 million and $(2.6) million, respectively. This resulted in net cash provided by (used in) operating activities of approximately $37.3 million and $(9.2) million, respectively.

                            Page 14 of 29 Total Pages

           Investing activities for the three month periods ended April 30, 2003 and 2002 provided (used) cash of approximately $59.2 million and $(64.6) million, respectively. These amounts include (i) net maturities and sales (purchases) of bank time deposits and investments of approximately $70.0 million and $(44.6) million, respectively; (ii) purchases of property and equipment of approximately $(8.5) million and $(6.5) million, respectively; (iii) capitalization of software development costs of approximately $(2.3) million and $(3.7) million, respectively; and (iv) net assets acquired as a result of an acquisition in the 2002 period of approximately $(9.7) million.

           Financing activities for the three month periods ended April 30, 2003 and 2002 provided (used) cash of approximately $(81.0) million and $6.2 million, respectively. These amounts include (i) the repurchase of Debentures of approximately $(41.3) million during the three month period ended April 30, 2003; (ii) net repayments of bank loans and other debt of approximately $(45.1) million and $(0.5) million, respectively; and (iii) net proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plans of approximately $5.3 million and $6.8 million, respectively.

        During the three month period ended April 30, 2003, the Company acquired, in open market purchases, approximately $44.6 million of face amount of the Debentures, for approximately $41.3 million in cash, resulting in a pre-tax gain, net of debt issuance costs, of approximately $2.8 million included in `Interest and other income (expense), net' in the condensed consolidated statements of operations.

        As of April 30, 2003, the Company had outstanding Debentures of approximately $346.3 million. From May 1 through June 10, 2003, the Company acquired, in open market purchases, approximately $165.1 million of face amount of the Debentures, for approximately $157.9 million in cash, resulting in a pre-tax gain, net of debt issuance costs, of approximately $5.6 million.

           During February 2003, Verint repaid a bank loan in the amount of $42.0 million.

           In May 2003, the Company issued $420.0 million aggregate principal amount of its ZYPS due 2023. The ZYPS are convertible, contingent upon the occurrence of certain events, into shares of the Company's common stock at a conversion price of $17.97 per share. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including, among others, the closing price of the common stock exceeding 120% of the conversion price over certain periods and other specified events. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events.

           On May 19, 2003, Verint filed a Registration Statement on Form S-3, as amended on June 3, 2003 and on June 12, 2003, relating to a public offering by Verint and certain stockholders named in the Registration Statement of up to 5,750,000 shares of Verint's common stock, including underwriter's over-allotment. CTI is not a selling stockholder. Should this offering be successfully completed, the Company's ownership interest in Verint would be


                            Page 15 of 29 Total Pages
reduced to approximately 64.5% (or approximately 62.9% if the over-allotment is exercised) from approximately 78.1% at April 30, 2003.

        In May 2003, Verint acquired privately-held SmartSight, a developer of IP-based video edge devices and software for wireless video transmission, for approximately $7.0 million in cash, subject to certain adjustments, and 149,731 shares of Verint common stock. Verint further entered into a registration rights agreement with certain former shareholders of SmartSight whereby Verint agreed to register under the Securities Act of 1933 those shares of Verint common stock issued to those former shareholders in connection with the acquisition. SmartSight's solutions enable the efficient transmission and management of video from remote locations over IP-based wireless and wireline networks.

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

CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives the majority of its revenue from the telecommunications industry, which continues to experience an unprecedented recession in capital spending by telecommunications service providers ("TSP"). The Company's operating results and financial condition have been, and will continue to be, adversely affected by the severe decline in technology purchases and capital expenditures by TSPs worldwide. Consequently, the Company's operating results have deteriorated significantly in recent periods compared to prior years and may continue to deteriorate in future periods if such conditions remain in effect. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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


                            Page 16 of 29 Total Pages

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

           The Company intends to continue to make significant investments in its business, and to examine opportunities for growth through acquisitions and strategic investments. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated demand for the associated products does not materialize or is delayed. The impact of these decisions on future financial results cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions. The Company also may not be able to identify future suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all. If the Company does make acquisitions, it may not be able to successfully incorporate the personnel, operations and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in a dilution of existing stockholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged companies' key employees and customers.


                            Page 17 of 29 Total Pages

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

           The telecommunications industry is subject to rapid technological change. The introduction of new technologies in the telecommunications market, including the delay in the adoption of such new technologies, and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. In addition, some of the Company's products, such as voicemail, may experience a decline in usage as a result of the introduction of new technologies and the adoption and increased use of exisiting technologies, which may include enhanced areas of coverage for mobile telephones and Caller ID type services. The Company's continued success will depend on its ability to correctly anticipate technological trends in its industries, to react quickly and effectively to such trends and to enhance its existing products and to introduce new products on a timely and cost-effective basis. As a result, the life cycle of the Company's products is difficult to estimate. The Company's new product offerings may not properly integrate into existing platforms and the failure of new product offerings to be accepted by the market could have a material adverse effect on our business, results of operations, and financial condition. In addition, changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. Discontinuing a business unit or product line may result in the Company recording accrued liabilities for special charges, such as costs associated with a reduction in workforce. These strategic decisions could result in changes to determinations regarding a product's useful life and the recoverability of the carrying basis of certain assets.

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

           The telecommunications industry continues to undergo significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment also may have an impact on the Company's revenues and/or costs in any given part of the world. The worldwide ESS system industry is already highly competitive and the Company expects competition to intensify. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the ESS system markets. Moreover, as the Company enters into new markets as a result of its own


                            Page 18 of 29 Total Pages
research and development efforts or acquisitions, it is likely to encounter new competitors.

           The market for the Company's digital security and surveillance and enterprise business intelligence products in the past has been affected by weakness in general economic conditions, delays or reductions in customers' information technology spending and uncertainties relating to government expenditure programs. The Company's business generated from government contracts may be adversely affected if: (i) the Company's reputation or relationship with government agencies is impaired, (ii) the Company is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency, (iii) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where the Company does not provide products and services, (iv) the Company is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of procurement laws or regulations, (v) the Company is not granted security clearances required to sell products to domestic or foreign governments or such security clearances are revoked, or (vi) there is a change in government procurement procedures. Competitive conditions in this sector also have been affected by the increasing use by certain potential customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals.

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

           Geopolitical, economic and military conditions could directly affect the Company's operations. The recent outbreak of severe acute respiratory syndrome ("SARS") has curtailed travel to and from certain countries (primarily in the Asia-Pacific region). Continued or additional restrictions on travel to and from these and other regions on account of SARS could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism and heightened security and


                            Page 19 of 29 Total Pages
military action in response to this threat, or any future acts of terrorism, may cause disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, our business, operating results and financial condition could be materially and adversely affected. More recently, the U.S. military involvement in overseas operations including, for example, the war with Iraq, could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

           The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company has regularly participated in a conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel ("OCS") under which it has received significant benefits through reimbursement of up to 50% of qualified research


                            Page 20 of 29 Total Pages
and development expenditures. Verint currently pays royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. Such royalty payments by Verint are currently required to be made until the government has been reimbursed the amounts received by the Company plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. During fiscal 2001, Comverse entered into an arrangement with the OCS whereby Comverse agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, Comverse began to receive lower amounts from the OCS than it had historically received, but will not have to pay royalty amounts on such grants. The amount of reimbursement received by the Company under this program has been reduced significantly, and the Company does not expect to receive significant reimbursement under this program in the future. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The continued reduction in the benefits received by the Company under the program, or the termination of its eligibility to receive these benefits at all in the future, could adversely affect the Company's operating results.

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

                            Page 21 of 29 Total Pages

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

                            Page 22 of 29 Total Pages

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

           The severe decline in the public trading prices of equity securities, particularly in the technology and telecommunications sectors, and corresponding decline in values of privately-held companies and venture capital funds in which the Company has invested, have, and may continue to have, an adverse impact on the Company's financial results. The Company has in the past benefited from the long-term rise in the public trading price of its shares in various ways, including its ability to use equity incentive arrangements as a means of attracting and retaining the highly qualified employees necessary for the growth of its business and its ability to raise capital on relatively attractive conditions. The decline in the price of the Company's shares, and the overall


                            Page 23 of 29 Total Pages
decline in equity prices generally, and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to significantly rely on equity incentive arrangements as a means to recruit and retain talented employees.

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


                            Page 24 of 29 Total Pages

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










                            Page 25 of 29 Total Pages

                                     PART II
                                Other Information


ITEM 1.     Legal Proceedings.

        None.


ITEM 6.     Exhibits and Reports on Form 8-K.

(a)     Exhibit Index.

        99.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

        99.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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


(b)        Reports on Form 8-K.

                     During the first quarter of 2003, the Company furnished to the Securities and Exchange Commission an Item 9 on Form 8-K on April 30, 2003 containing the certifications of the Chief Executive Officer and the Chief Financial Officer accompanying the Company's Form 10-K filed on April 30, 2003, as required pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.










                            Page 26 of 29 Total Pages

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               COMVERSE TECHNOLOGY, INC.

Dated: June 13, 2003                           /s/ Kobi Alexander
                                               --------------------------------
                                               Kobi Alexander
                                               Chairman of the Board
                                               and Chief Executive Officer



Dated: June 13, 2003                           /s/ David Kreinberg
                                               --------------------------------
                                               David Kreinberg
                                               Executive Vice President
                                               and Chief Financial Officer











                            Page 27 of 29 Total Pages

                                 CERTIFICATIONS
                                 --------------

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



Date: June 13, 2003                         /s/ Kobi Alexander
                                            -----------------------------------
                                            Name: Kobi Alexander
                                            Title: Chief Executive Officer



                              Page 28 of 29 Total Pages

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



Date: June 13, 2003                     /s/ David Kreinberg
                                        ------------------------------------
                                        Name: David Kreinberg
                                        Title: Chief Financial Officer



                            Page 29 of 29 Total Pages