Form 10-Q
period 2003-07-31
COMVERSE TECHNOLOGY INC/NY/
filed 2003-09-12
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2003

                                       or

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

                                                [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.10 per share, outstanding as of September 5, 2003 was 190,790,147


                            Page 1 of 31 Total Pages

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

                                     PART I
                              Financial Information

ITEM 1.    Financial Statements.

   1.      Condensed Consolidated Balance Sheets as of
           January 31, 2003 and July 31, 2003                                 3

   2.      Condensed Consolidated Statements of Operations
           for the Three and Six Month Periods
           Ended July 31, 2002 and July 31, 2003                              4

   3.      Condensed Consolidated Statements of Cash Flows
           for the Six Month Periods Ended
           July 31, 2002 and July 31, 2003                                    5

   4.      Notes to Condensed Consolidated Financial Statements               6

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                    15

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.       29

ITEM 4.    Controls and Procedures.                                          29


                                     PART II
                                Other Information

ITEM 1.    Legal Proceedings.                                                30

ITEM 6.    Exhibits and Reports on Form 8-K.                                 30

SIGNATURES                                                                   31



                            Page 2 of 31 Total Pages

                                     PART I
                              Financial Information

ITEM 1.    Financial Statements.


                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                             January 31,         July 31,
                                                               2003*              2003
                                                                               (Unaudited)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                $ 1,402,783        $ 1,383,340
   Bank time deposits and short-term investments                406,089            727,033
   Accounts receivable, net                                     212,953            179,022
   Inventories                                                   40,015             40,455
   Prepaid expenses and other current assets                     65,018             54,481
                                                            -----------        -----------
TOTAL CURRENT ASSETS                                          2,126,858          2,384,331
PROPERTY AND EQUIPMENT, net                                     146,380            137,367
OTHER ASSETS                                                    130,421            138,919
                                                            -----------        -----------
TOTAL ASSETS                                                $ 2,403,659        $ 2,660,617
                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                    $   260,810        $   245,079
   Advance payments from customers                               53,496             41,670
   Other current liabilities                                     46,045              2,500
                                                            -----------        -----------
TOTAL CURRENT LIABILITIES                                       360,351            289,249
CONVERTIBLE DEBENTURES                                          390,838            577,830
OTHER LIABILITIES                                                19,230             20,860
                                                            -----------        -----------
TOTAL LIABILITIES                                               770,419            887,939
                                                            -----------        -----------

MINORITY INTEREST                                                83,548            153,203
                                                            -----------        -----------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 187,754,407 and
     189,892,900 shares                                          18,775             18,989
   Additional paid-in capital                                 1,078,720          1,162,859
   Retained earnings                                            445,285            438,408
   Accumulated other comprehensive income (loss)                  6,912               (781)
                                                            -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                    1,549,692          1,619,475
                                                            -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 2,403,659        $ 2,660,617
                                                            ===========        ===========


      *The Condensed Consolidated Balance Sheet as of January 31, 2003 has
         been summarized from the Company's audited Consolidated Balance
                             Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.


                            Page 3 of 31 Total Pages


                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                          Six months ended               Three months ended
                                                        July 31,      July 31,          July 31,      July 31,
                                                         2002           2003             2002           2003

Sales                                                  $ 392,404     $ 369,020        $ 181,210      $ 188,468
Cost of sales                                            171,122       161,697           79,345         81,324
                                                       ---------     ---------        ---------      ---------
Gross margin                                             221,282       207,323          101,865        107,144

Operating expenses:
     Research and development, net                       123,757       108,292           60,834         53,804
     Selling, general and administrative                 146,011       125,065           72,498         62,993
     Workforce reduction, restructuring
        and impairment charges (credits)                   2,798          (233)           2,798           (233)
                                                       ---------     ---------        ---------      ---------

     Loss from operations                                (51,284)      (25,801)         (34,265)        (9,420)

     Interest and other income, net                       34,105        23,130           39,349         10,588
                                                       ---------     ---------        ---------      ---------

Income (loss) before income tax provision                (17,179)       (2,671)           5,084          1,168
Income tax provision                                       2,474         4,206            1,161          2,226
                                                       ---------     ---------        ---------      ---------

Net income (loss)                                      $ (19,653)    $  (6,877)       $   3,923      $  (1,058)
                                                       =========     =========        =========      =========
Earnings (loss) per share:
     Basic                                             $   (0.11)    $   (0.04)       $    0.02      $   (0.01)
                                                       =========     =========        =========      =========
     Diluted                                           $   (0.11)    $   (0.04)       $    0.02      $   (0.01)
                                                       =========     =========        =========      =========



   The accompanying notes are an integral part of these financial statements.


                            Page 4 of 31 Total Pages


                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                               Six months ended
                                                            July 31,         July 31,
                                                              2002             2003
Cash flows from operating activities:
     Net cash from operations after adjustment
       for non-cash items                                 $    13,457      $    32,953
     Changes in assets and liabilities:
     Accounts receivable                                       83,521           35,609
     Inventories                                                6,340              225
     Prepaid expenses and other current assets                 17,328            8,422
     Accounts payable and accrued expenses                    (79,668)         (17,519)
     Other, net                                                (3,160)         (14,691)
                                                          -----------      -----------
Net cash provided by operating activities                      37,818           44,999
                                                          -----------      -----------

Cash flows from investing activities:
     Maturities and sales (purchases) of bank
       time deposits and investments, net                     137,040         (326,949)
     Purchases of property and equipment                      (16,330)         (19,403)
     Capitalization of software development costs              (7,594)          (4,894)
     Net assets acquired                                      (27,765)          (5,910)
                                                          -----------      -----------
Net cash provided by (used in) investing activities            85,351         (357,156)
                                                          -----------      -----------

Cash flows from financing activities:
     Net proceeds from issuance of debentures                    --            412,974
     Repurchase of debentures                                (166,000)        (221,446)
     Net repayments of bank loans and other debt                  (77)         (46,205)
     Net proceeds from issuance of common stock                72,751          147,391
                                                          -----------      -----------
Net cash provided by financing activities                     (93,326)         292,714
                                                          -----------      -----------

Net increase (decrease) in cash and cash equivalents           29,843          (19,443)
Cash and cash equivalents, beginning of period              1,361,862        1,402,783
                                                          -----------      -----------
Cash and cash equivalents, end of period                  $ 1,391,705      $ 1,383,340
                                                          ===========      ===========


   The accompanying notes are an integral part of these financial statements.


                            Page 5 of 31 Total Pages

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

      The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2003. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six month periods ended July 31, 2003 are not necessarily indicative of the results to be expected for the full year.

      Reclassifications. Certain prior year amounts have been reclassified to conform to the presentation in the current year.

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


                            Page 6 of 31 Total Pages


                                                            Three months ended
                                                                 July 31,
                                                        -----------------------------
                                                           2002               2003
                                                        ----------         ----------
                                                               (In thousands)

Net income (loss), as reported                          $    3,923         $   (1,058)

  Deduct: Total stock-based employee
compensation expense determined under fair value
based method for all awards, net of related tax
effects                                                    (20,259)           (39,914)
                                                        ----------         ----------

Pro forma net loss                                      $  (16,336)        $  (40,972)
                                                        ==========         ==========

Earnings (loss) per share:

Basic - as reported                                     $     0.02         $    (0.01)
Basic - pro forma                                       $    (0.09)        $    (0.22)

Diluted - as reported                                   $     0.02         $    (0.01)
Diluted - pro forma                                     $    (0.09)        $    (0.22)


                                                              Six months ended
                                                                 July 31,
                                                        -----------------------------
                                                           2002               2003
                                                        ----------         ----------
                                                               (In thousands)

Net loss, as reported                                   $  (19,653)        $   (6,877)

  Deduct: Total stock-based employee
compensation expense determined under fair value
based method for all awards, net of related tax
effects                                                    (59,317)           (77,049)
                                                        ----------         ----------

Pro forma net loss                                      $  (78,970)        $  (83,926)
                                                        ==========         ==========

Loss per share:

Basic - as reported                                     $    (0.11)       $     (0.04)
Basic - pro forma                                       $    (0.42)       $     (0.45)

Diluted - as reported                                   $    (0.11)       $     (0.04)
Diluted - pro forma                                     $    (0.42)       $     (0.45)


                            Page 7 of 31 Total Pages

      Inventories. The composition of inventories at January 31, 2003 and July 31, 2003 is as follows:

                                              January 31,  July 31,
                                                2003         2003
                                                  (In thousands)

               Raw materials                  $ 17,111    $ 19,071
               Work in process                  12,430      13,944
               Finished goods                   10,474       7,440
                                              --------    --------
                                              $ 40,015    $ 40,455
                                              ========    ========

      Research and Development Expenses. A significant portion of the Company's research and development operations are located in Israel where the Company derives benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. Certain of the Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. One of the Company's subsidiaries accrues royalties to the OCS for the sale of products incorporating technology developed in these projects. Another subsidiary of the Company is not required to pay royalties on such grants. Under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The amounts reimbursed by the OCS for the three month periods ended July 31, 2002 and 2003 were $4,733,000 and $3,781,000, respectively, and for the six month periods ended July 31, 2002 and 2003 were $5,937,000 and $4,989,000, respectively.

      Earnings (Loss) Per Share. The computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation of earnings (loss) per share for the three and six month periods ended July 31, 2002 and 2003 is as follows:




                            Page 8 of 31 Total Pages


                                    Three Months Ended                               Three Months Ended
                                      July 31, 2002                                    July 31, 2003
                                      -------------                                    -------------
                           Net                          Per Share        Net                      Per Share
                         Income          Shares           Amount         Loss         Shares        Amount
                                                (In thousands, except per share data)

Basic EPS
---------
Net Income (loss)        $ 3,923         186,948         $   0.02      $(1,058)       188,844      $  (0.01)
                                                         ========                                  ========

Effect of Dilutive
Securities
----------
Options                                      465
                                           -----

Diluted EPS              $ 3,923         187,413         $   0.02      $(1,058)       188,844      $  (0.01)
                         =======         =======         ========      =======        =======      ========


                                     Six Months Ended                                 Six Months Ended
                                      July 31, 2002                                    July 31, 2003
                                      -------------                                    -------------
                           Net                          Per Share        Net                      Per Share
                           Loss          Shares           Amount         Loss         Shares        Amount
                                                (In thousands, except per share data)

Basic and Diluted EPS
---------------------
Net loss                 $(19,653)       186,762        $   (0.11)     $(6,877)       188,531      $  (0.04)
                         ========        =======        =========      =======        =======      ========


      The diluted loss per share computation for the three and six month periods ended July 31, 2003 and for the six month period ended July 31, 2002 excludes incremental shares of approximately 5,639,000, 3,935,000 and 1,262,000, respectively, related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during these periods. The Company's 1.50% Convertible Senior Debentures due December 2005 (the "Debentures") were not included in the computation of diluted earnings per share for all periods because the effect of including them would be antidilutive. In addition, the Company's Zero Yield Puttable Securities due 2023 ("ZYPS") were not included in the computation of diluted earnings per share for all periods. The ZYPS are convertible into shares of the Company's common stock contingent upon the occurrence of certain events that have not yet occurred. As such, the contingent conversion feature has not been satisfied and the ZYPS are not currently considered to be dilutive in accordance with the provisions of SFAS No. 128, "Earnings per Share."

      Comprehensive Income (Loss). Total comprehensive income (loss) was $8,190,000 and $(7,748,000) for the three month periods ended July 31, 2002 and 2003, respectively, and $(19,284,000) and $(14,570,000) for the six month periods ended July 31, 2002 and 2003, respectively. The elements of comprehensive income (loss) include net income (loss), unrealized gains/losses on available for sale securities and foreign currency translation adjustments.


                            Page 9 of 31 Total Pages

      Convertible Debentures. In May 2003, the Company issued $420,000,000 aggregate principal amount of its ZYPS, for net proceeds of approximately $413.0 million. The ZYPS are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The ZYPS are convertible, contingent upon the occurrence of certain events, into shares of the Company's common stock at a conversion price of $17.97 per share. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including, among others, the closing price of the common stock exceeding 120% of the conversion price over certain periods and other specified events. The ZYPS mature on May 15, 2023. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The ZYPS holders may require the Company to repurchase the ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may, under certain circumstances, pay the repurchase price in common stock.

      In November and December 2000, the Company issued $600,000,000 aggregate principal amount of its Debentures. The Debentures are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The Debentures are convertible, at the option of the holders, into shares of the Company's common stock at a conversion price of $116.325 per share, subject to adjustment in certain events; and are subject to redemption at any time on or after December 1, 2003, in whole or in part, at the option of the Company, at redemption prices (expressed as percentages of the principal amount) of 100.375% if redeemed during the twelve-month period beginning December 1, 2003, and 100% of the principal amount if redeemed thereafter. The Debenture holders may require the Company to repurchase the Debentures at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may, under certain circumstances, pay the repurchase price in common stock. During the three and six month periods ended July 31, 2002, the Company acquired, in open market purchases, $166,000,000 of face amount of the Debentures, resulting in a pre-tax gain, net of debt issuance costs, of approximately $31,502,000 included in 'Interest and other income, net' in the condensed consolidated statements of operations.

      During the three and six month periods ended July 31, 2003, the Company acquired, in open market purchases, $188,458,000 and $233,008,000 of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $6,405,000 and $9,214,000, respectively, included in 'Interest and other income, net' in the condensed consolidated statements of operations.

      As of July 31, 2003, the Company had outstanding Debentures of approximately $157,830,000. From August 1 through September 5, 2003, the Company acquired, in open


                            Page 10 of 31 Total Pages
market purchases, an additional $18,667,000 of face amount of the Debentures, resulting in a pre-tax gain, net of debt issuance costs, of approximately $733,000.

      Bank loan. In January 2002, Verint Systems Inc. ("Verint"), a majority-owned subsidiary of CTI, took a bank loan in the amount of $42,000,000. This loan, which matured in February 2003, bore interest at LIBOR plus 0.55% and was guaranteed by CTI. During February 2003, Verint repaid the bank loan.

      Acquisition. In May 2003, Verint acquired all of the issued and outstanding shares of Smartsight Networks Inc. ("Smartsight"), a Canadian corporation that develops IP-based video edge devices and software for wireless video transmission. The purchase price consisted of approximately $7,144,000 in cash and 149,731 shares of Verint common stock, valued at approximately $3,063,000, or $20.46 per share. In connection with this acquisition, Verint incurred transaction costs, consisting primarily of professional fees amounting to approximately $263,000. The acquisition was accounted for using the purchase method. The results of operations of Smartsight have been included in the Company's results of operations from May 1, 2003. A summary of the purchase price allocation as well as pro forma results of operations have not been presented as the effect of the acquisition is not deemed material to the Company's financial position or results of operations.

      Issuance of Subsidiary Stock. In June 2003, Verint completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share. The shares offered included 149,731 shares issued to Smartsight's former shareholders in connection with its acquisition. CTI was not a selling stockholder in the offering. The proceeds of the offering were approximately $122.2 million, net of offering expenses. As a result of the offering, the Company's ownership interest in Verint was reduced to approximately 62.9% following completion of the offering. The Company recorded a gain of approximately $62.9 million, which was recorded as an increase in stockholders' equity as a result of the issuance.

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

      As of July 31, 2003 the Company had an accrual of approximately $39,009,000 relating to workforce reduction and restructuring. A roll-forward of the workforce reduction and restructuring accrual from January 31, 2003 is as follows:



                            Page 11 of 31 Total Pages


                                            Workforce
                             Accrual        Reduction,                                      Accrual
                           Balance at     Restructuring                                    Balance at
                           January 31,    & Impairment        Cash         Non-Cash        July 31,
                              2003         Credit, net       Payments      Charges           2003
                           ----------     -------------      --------      --------       ----------
                                          (In thousands)

Severance and related       $ 9,367         $   295          $ 7,758        $  --          $ 1,904
Facilities and related       40,454            (774)           2,575           --           37,105
Property and equipment         --               246             --              246           --
                            -------         -------          -------        -------        -------
Total                       $49,821         $  (233)         $10,333        $   246        $39,009
                            =======         =======          =======        =======        =======


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


                            Page 12 of 31 Total Pages

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

      The table below presents information about sales, income (loss) from operations and segment assets as of and for the three and six month periods ended July 31, 2002 and 2003:


                                                        Service      Security and
                                         Enhanced       Enabling        Business
                                         Services       Signaling     Intelligence
                                         Solutions      Software       Recording       All         Reconciling    Consolidated
                                         Products       Products        Products      Other           Items          Totals
                                         --------       ---------    -------------    -----        -----------    ------------
                                                                     (In thousands)

Three Months Ended July 31, 2002:

Sales                                  $   135,233    $     6,103    $    38,470   $     2,588    $    (1,184)   $   181,210

Income (loss) from
operations                             $   (29,117)   $    (4,726)   $     2,232   $      (189)   $    (2,465)   $   (34,265)

Three Months Ended July 31, 2003:

Sales                                  $   130,401    $     9,434    $    46,892   $     2,673    $      (932)   $   188,468

Income (loss) from
operations                             $   (12,506)   $       855    $     4,133   $      (200)   $    (1,702)   $    (9,420)

Six Months Ended July 31, 2002:

Sales                                  $   301,771    $    13,200    $    74,787   $     4,881    $    (2,235)   $   392,404

Income (loss) from
operations                             $   (43,936)   $    (7,627)   $     4,307   $      (454)   $    (3,574)   $   (51,284)

Six Months Ended July 31, 2003:

Sales                                  $   256,277    $    18,563    $    91,307   $     4,917    $    (2,044)   $   369,020

Income (loss) from
operations                             $   (30,818)   $     1,232    $     7,632   $      (452)   $    (3,395)   $   (25,801)


                            Page 13 of 31 Total Pages



Total Assets:

July 31, 2002                          $ 1,098,474    $   235,748    $   192,962   $    39,751    $   966,880    $ 2,533,815

July 31, 2003                          $   927,718    $   238,983    $   309,072   $    35,045    $ 1,149,799    $ 2,660,617

     Reconciling items consist of the following:

     Sales - elimination of intersegment revenues.
     Income (loss) from operations - elimination of intersegment operating income and corporate operations.
     Total Assets - elimination of intersegment receivables and unallocated corporate assets.

     Effect of New Accounting Pronouncements. In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's condensed consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's condensed consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's condensed consolidated financial statements.


                            Page 14 of 31 Total Pages

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Introduction

      As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry experiencing a difficult capital spending environment. Despite these conditions, both business units achieved sequential revenue growth during the three month period ended July 31, 2003. In contrast, Verint, which services the security and enterprise business intelligence markets, achieved record revenue growth based, in part, on heightened awareness surrounding homeland defense and security related initiatives in the United States and abroad. Overall, for the three month period ended July 31, 2003, the Company experienced sequential and year over year sales increases of 4.4% and 4.0%, respectively, with a substantial majority of sales for the period generated from activities serving the telecommunications industry. Nevertheless, the Company still incurred an operating loss for the period.

Six Month and Three Month Periods Ended July 31, 2003
Compared to Six Month and Three Month Periods Ended July 31, 2002

      Sales. Sales for the six month period ended July 31, 2003 decreased by approximately $23.4 million, or 6%, compared to the six month period ended July 31, 2002. The decrease is primarily attributable to a decrease in sales of ESS products of approximately $45.5 million across all major geographic regions. This decrease is partially offset by sales of security and business intelligence recording products, which increased by approximately $16.5 million, primarily as a result of increased digital security and surveillance sales, and sales of service enabling signaling software products, which increased by approximately $5.4 million. Sales for the three month period ended July 31, 2003 increased by approximately $7.3 million, or 4%, compared to the three month period ended July 31, 2002. This increase is primarily attributable to an increase in sales of security and business intelligence recording products of approximately $8.4 million, primarily as a result of increased digital security and surveillance sales, and an increase in sales of service enabling signaling software products of approximately $3.3 million, partially offset by a decrease in sales of ESS products of approximately $4.8 million. On a consolidated basis, sales to customers in North America represented approximately 36% and 39% of total sales for the six month periods ended July 31, 2003 and 2002, respectively, and 28% and 33% of total sales for the three month periods ended July 31, 2003 and 2002, respectively.

      Cost of Sales. Cost of sales for the six month period ended July 31, 2003 decreased by approximately $9.4 million, or 6%, compared to the six month period ended July 31, 2002. The decrease in cost of sales is primarily attributable to decreased personnel-related and travel and entertainment costs of approximately $13.7 million and $3.6 million, respectively, primarily the result of cost reduction efforts combined with the decrease in sales, partially offset by increased royalty expense of approximately $5.5 million, primarily the result of a prior period credit realized upon a settlement with the OCS, and net increase in various other costs of approximately $2.4 million. Gross margins for the six month period ended July 31, 2003 decreased to


                            Page 15 of 31 Total Pages
approximately 56.2% from approximately 56.4% in the corresponding 2002 period. Cost of sales for the three month period ended July 31, 2003 increased by approximately $2.0 million, or 3%, compared to the three month period ended July 31, 2002. The increase in cost of sales is primarily attributable to increased materials and overhead costs of approximately $8.2 million, increased royalty expense of approximately $4.7 million, primarily the result of a prior period credit realized upon a settlement with the OCS, partially offset by decreased personnel-related and travel and entertainment costs of approximately $6.1 million and $1.9 million, respectively, primarily the result of cost reduction efforts, and net decrease in various other costs of approximately $2.9 million. Gross margins for the three month period ended July 31, 2003 increased to approximately 56.8% from approximately 56.2% in the corresponding 2002 period.

      Research and Development, Net. Net research and development expenses for the six month and three month periods ended July 31, 2003 decreased by approximately $15.5 million, or 13%, and $7.0 million, or 12%, respectively, compared to the six month and three month periods ended July 31, 2002. The decrease in net research and development expenses is primarily attributable to decreased personnel and other labor related costs of approximately $15.1 million and $6.3 million for the six and three month periods, respectively, which is primarily the result of cost reduction efforts and a reduction of research and development projects.

      Selling, General and Administrative. Selling, general and administrative expenses for the six month and three month periods ended July 31, 2003 decreased by approximately $20.9 million, or 14%, and $9.5 million, or 13%, respectively, compared to the six month and three month periods ended July 31, 2002, and as a percentage of sales for the six month and three month periods ended July 31, 2003, decreased to approximately 33.9% and 33.4% from approximately 37.2% and 40.0% in the corresponding 2002 periods. The decrease in the dollar amount of selling, general and administrative expenses for the six month and three month periods is primarily due to lower bad debt expense of approximately $27.0 million and $15.9 million, respectively, partially offset by increased agent commissions of approximately $2.8 million and $2.7 million, respectively, due primarily to increased international sales, increased personnel and other labor related costs of approximately $3.4 million and $1.1 million, respectively, due primarily to increased headcount at Verint, and net increase (decrease) in various other costs of approximately $(0.1) million and $2.6 million, respectively.

      Workforce reduction, restructuring and impairment charges (credits). In order to better align its cost structure with the business environment and improve the efficiency of its operations, the Company took steps to reduce its workforce, restructure its operations and write-off impaired assets during the six and three month periods ended July 31, 2002, and incurred a charge of approximately $2.8 million, primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment. During the six and three month periods ended July 31, 2003, the Company recorded a credit of approximately $0.2 million for the reversal of a previously taken restructuring charge.

      Interest and Other Income, Net. Interest and other income, net, for the six month and three month periods ended July 31, 2003 decreased by approximately $11.0 million and $28.8 million, respectively, compared to the six month and three month periods ended July 31, 2002. The principal reasons for the decrease in the six month and three month periods are (i) a decrease


                            Page 16 of 31 Total Pages
in the gain recorded as a result of the Company's repurchases of its Debentures of approximately $22.3 million and $25.1 million, respectively; (ii) a decrease in foreign currency gains of approximately $15.6 million and $18.9 million, respectively, due primarily to the strengthening of the euro during the 2002 periods; (iii) decreased interest and dividend income of approximately $7.9 million and $4.6 million, respectively, due primarily to the decline in interest rates; (iv) an increase of approximately $2.9 million and $1.5 million, respectively, in the minority interest; (v) a decrease in the equity of affiliates of approximately $0.5 million for the three months ended July 31, 2003; and (vi) other decreases of approximately $0.1 million and $0.7 million, respectively. Such items were offset by (i) a decrease in net losses from the sale and write-down of investments of approximately $33.9 million and $19.7 million, respectively; and (ii) decreased interest expense of approximately $3.9 million and $2.8 million, respectively, due primarily to the Company's repurchases of its Debentures and other debt reduction.

      Income Tax Provision. Provision for income taxes for the six month and three month periods ended July 31, 2003 increased by approximately $1.7 million, or 70%, and $1.1 million, or 92%, respectively, compared to the six month and three month periods ended July 31, 2002, due primarily to shifts in the underlying mix of pre-tax income by tax jurisdiction. The Company's overall rate of tax is reduced significantly by the existence of net operating loss carryforwards for Federal income tax purposes in the United States, as well as the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

      Net Income (Loss). Net (income) loss for the six month and three month periods ended July 31, 2003 increased (decreased) by approximately $12.8 million and $(5.0) million, respectively, compared to the six month and three month periods ended July 31, 2002, while as a percentage of sales was approximately (1.9)% and (5.0)% in the six month periods ended July 31, 2003 and 2002, respectively, and approximately (0.6)% and 2.2% in the three month periods ended July 31, 2003 and 2002, respectively. These variances resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at July 31, 2003 and January 31, 2003 was approximately $2,095.1 million and $1,766.5 million, respectively. At July 31, 2003 and January 31, 2003, the Company had total cash and cash equivalents, bank time deposits and short-term investments of approximately $2,110.4 million and $1,808.9 million, respectively.

      Operations for the six month periods ended July 31, 2003 and 2002, after adjustment for non-cash items, provided cash of approximately $33.0 million and $13.5 million, respectively. During such periods, other changes in operating assets and liabilities provided cash of approximately $12.0 million and $24.3 million, respectively. This resulted in net cash provided by operating activities of approximately $45.0 million and $37.8 million, respectively.

      Investing activities for the six month periods ended July 31, 2003 and 2002 provided (used) cash of approximately $(357.2) million and $85.4 million, respectively. These amounts include (i) net maturities and sales (purchases) of bank time deposits and investments of


                            Page 17 of 31 Total Pages
approximately $(326.9) million and $137.0 million, respectively; (ii) purchases of property and equipment of approximately $(19.4) million and $(16.3) million, respectively; (iii) capitalization of software development costs of approximately $(4.9) million and $(7.6) million, respectively; and (iv) net assets acquired as a result of acquisitions of approximately $(5.9) million and $(27.8) million, respectively.

      Financing activities for the six month periods ended July 31, 2003 and 2002 provided (used) cash of approximately $292.7 million and $(93.3) million, respectively. These amounts include (i) net proceeds from the issuance of ZYPS of approximately $413.0 million during the six months ended July 31, 2003; (ii) the repurchase of Debentures of approximately $(221.4) million and $(166.0) million, respectively; (iii) net repayments of bank loans and other debt of approximately $(46.2) million and $(0.1) million, respectively; and (iv) net proceeds from the issuance of common stock in connection with Verint stock offerings and the exercise of stock options and employee stock purchase plans of approximately $147.4 million and $72.8 million, respectively.

      In May 2003, the Company issued $420,000,000 aggregate principal amount of its ZYPS, for net proceeds of approximately $413.0 million. The ZYPS are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The ZYPS are convertible, contingent upon the occurrence of certain events, into shares of the Company's common stock at a conversion price of $17.97 per share. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including, among others, the closing price of the common stock exceeding 120% of the conversion price over certain periods and other specified events. The ZYPS mature on May 15, 2023. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The ZYPS holders may require the Company to repurchase the ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may, under certain circumstances, pay the repurchase price in common stock.

      During the six month period ended July 31, 2003, the Company acquired, in open market purchases, approximately $233.0 million of face amount of the Debentures, for approximately $221.4 million in cash, resulting in a pre-tax gain, net of debt issuance costs, of approximately $9.2 million included in 'Interest and other income, net' in the condensed consolidated statements of operations.

      As of July 31, 2003, the Company had outstanding Debentures of approximately $157.8 million. From August 1 through September 5, 2003, the Company acquired, in open market purchases, approximately $18.7 million of face amount of the Debentures, for approximately $17.8 million in cash, resulting in a pre-tax gain, net of debt issuance costs, of approximately $0.7 million.

      During February 2003, Verint repaid a bank loan in the amount of $42.0 million.


                            Page 18 of 31 Total Pages

      In May 2003, Verint acquired all of the issued and outstanding shares of Smartsight, a Canadian corporation that develops IP-based video edge devices and software for wireless video transmission. The purchase price consisted of approximately $7.1 million in cash and 149,731 shares of Verint common stock, valued at approximately $3.1 million, or $20.46 per share, plus transaction costs of approximately $0.3 million.

      In June 2003, Verint completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share. The shares offered included 149,731 shares issued to Smartsight's former shareholders in connection with its acquisition. CTI was not a selling stockholder in the offering. The proceeds of the offering were approximately $122.2 million, net of offering expenses. As a result of the offering, the Company's ownership interest in Verint was reduced to approximately 62.9% following completion of the offering. The Company recorded a gain of approximately $62.9 million, which was recorded as an increase in stockholders' equity as a result of the issuance.

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

CERTAIN TRENDS AND UNCERTAINTIES

      The Company derives the majority of its revenue from the telecommunications industry, which is experiencing a difficult capital spending environment. The Company's operating results and financial condition have been, and will continue to be, adversely affected by the decline in technology purchases and capital expenditures by telecommunications service providers ("TSP") worldwide. Consequently, the Company's operating results may deteriorate in future periods if such conditions remain in effect. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

      The Company's business is particularly dependent on the strength of the telecommunications industry. The telecommunications industry, including the Company, have been negatively affected by, among other factors, the high costs and large debt positions incurred by some TSPs to expand capacity and enable the provision of future services (and the corresponding risks associated with the development, marketing and adoption of these services as discussed below), including the cost of acquisitions of licenses to provide broadband services and


                            Page 19 of 31 Total Pages
reductions in TSPs' actual and projected revenues and deterioration in their actual and projected operating results. Accordingly, TSPs, including the Company's customers, have significantly reduced their actual and planned expenditures to expand or replace equipment and delayed and reduced the deployment of services. A number of TSPs, including certain customers of the Company, also have indicated the existence of conditions of excess capacity in certain markets.

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

      The Company intends to continue to make significant investments in its business, and to examine opportunities for growth through acquisitions and strategic investments. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated demand for the associated products does not materialize or is delayed. The impact of these decisions on future financial results cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions. The Company also may not be able to identify future suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all. If the Company does make acquisitions, it may not be able to successfully incorporate the personnel, operations and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in a dilution of existing stockholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may

                            Page 20 of 31 Total Pages
find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged companies' key employees and customers.

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

      The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. The Company offers complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released. The Company may not discover such defects or errors until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects or errors in the Company's products and these defects or errors could result in future lost sales. In addition, defects or errors in the Company's products may result in product liability claims, which could cause adverse publicity and impair their market acceptance.

      The telecommunications industry is subject to rapid technological change. The introduction of new technologies in the telecommunications market, including the delay in the adoption of such new technologies, and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. In addition, some of the Company's products, such as call answering, have experienced declines in usage resulting from, among other factors, the introduction of new technologies and the adoption and increased use of existing technologies, which may include enhanced areas of coverage for mobile telephones and Caller ID type services. The Company's continued success will depend on its ability to correctly anticipate technological trends in its industries, to react quickly and effectively to such trends and to enhance its existing products and to introduce new products on a timely and cost-effective basis. As a result, the life cycle of the Company's products is difficult to estimate. The Company's new product offerings may not enter the market in a timely manner for their acceptance. New product offerings may not properly integrate into existing platforms, and the failure of these offerings to be accepted by the market could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's sales and operating results may be adversely affected in the event customers delay purchases of existing products as they await the Company's new product offerings.

      Changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. Discontinuing a business unit or product line may result in the Company recording accrued liabilities for special charges, such as costs associated

                            Page 21 of 31 Total Pages
with a reduction in workforce. These strategic decisions could result in changes to determinations regarding a product's useful life and the recoverability of the carrying basis of certain assets.

      The Company has made and continues to make significant investments in the areas of sales and marketing, and research and development. The Company's research and development activities, which may be delayed and behind schedule, include ongoing significant investment in the development of additional features and functionality for its existing and new product offerings. The success of these initiatives will be dependent upon, among other things, the emergence of a market for these types of products and their acceptance by existing and new customers. The Company's business may be adversely affected by its failure to correctly anticipate the emergence of a market demand for certain products or services, and changes in the evolution of market opportunities. If a sufficient market does not emerge for new or enhanced product offerings developed by the Company, if the Company is late in introducing new product offerings, or if the Company is not successful in marketing such products, the Company's continued growth could be adversely affected and its investment in those products may be lost.

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

      The market for the Company's digital security and surveillance and enterprise business intelligence products in the past has been affected by weakness in general economic conditions, delays or reductions in customers' information technology spending and uncertainties relating to government expenditure programs. The Company's business generated from government contracts may be adversely affected if: (i) the Company's reputation or relationship with government agencies is impaired, (ii) the Company is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency, (iii) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where the Company does not provide products and services, (iv) the Company is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of procurement laws or regulations, (v) the Company is not granted security

                            Page 22 of 31 Total Pages
clearances required to sell products to domestic or foreign governments or such security clearances are revoked, or (vi) there is a change in government procurement procedures. Competitive conditions in this sector also have been affected by the increasing use by certain potential customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals.

      The Company has historically derived a significant portion of its sales and operating profit from contracts for large system installations with major customers. The Company continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and also may be more volatile than the Company has experienced in prior periods. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business. Because a significant proportion of the Company's sales of these large system installations occur in the late stages of a quarter, a delay, cancellation or other factor resulting in the postponement or cancellation of such sales may cause the Company to miss its financial projections, which may not be discernible until the end of a financial reporting period. The Company's gross margins also may be adversely affected by increases in material or labor costs, obsolescence charges, price competition and changes in channels of distribution or in the mix of products sold.

      Geopolitical, economic and military conditions could directly affect the Company's operations. The outbreak of severe acute respiratory syndrome ("SARS") earlier this year curtailed travel to and from certain countries (primarily in the Asia-Pacific region). Continued or additional restrictions on travel to and from these and other regions on account of additional incidents of SARS could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, our business, operating results and financial condition could be materially and adversely affected. More recently, the U.S. military involvement in overseas operations including, for example, the war with Iraq, could have a material adverse effect on the Company's business, results of operations, and financial condition.

      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in

                            Page 23 of 31 Total Pages
degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Israel has experienced terrorist incidents within its borders. During this period, peace negotiations between Israel and representatives of the Palestinian Authority have been sporadic and currently are suspended. The Company could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees in Israel are required to perform annual compulsory military service in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations.

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

      The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company has regularly participated in a conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel ("OCS") under which it has received significant benefits through reimbursement of up to 50% of qualified research and development expenditures. Verint currently pays royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. Such royalty payments by Verint are currently required to be made until the government has been reimbursed the amounts received by the Company plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. During fiscal 2001, Comverse entered into an arrangement with the OCS whereby Comverse agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, Comverse began to receive


                            Page 24 of 31 Total Pages
lower amounts from the OCS than it had historically received, but will not have to pay royalty amounts on such grants. The amount of reimbursement received by the Company under this program has been reduced significantly, and the Company does not expect to receive significant reimbursement under this program in the future. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The continued reduction in the benefits received by the Company under the program, or the termination of its eligibility to receive these benefits at all in the future, could adversely affect the Company's operating results.

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

      Certain of the Company's products are often used by customers to compile and analyze highly sensitive or confidential information and data. The Company may come into contact with such information or data when it performs support or maintenance functions for its customers. While it has internal policies, procedures and training for employees in connection with performing these functions, even the perception that any of its employees has improperly handled sensitive or confidential information and data of a customer could harm its reputation and could inhibit market acceptance of its products.


                            Page 25 of 31 Total Pages

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

      Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The Company has, and anticipates that it will continue to receive, contracts denominated in foreign currencies, particularly the euro. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of significant changes in currency rates during the contract period. The Company may experience risk associated with the failure to hedge the exchange rate risks associated with contracts denominated in foreign currencies and its operating results have been negatively impacted for certain periods and may continue to be affected to a material extent by the impact of currency fluctuations. Operating results may also be affected by the cost of such hedging activities that the Company does undertake.

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


                            Page 26 of 31 Total Pages

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

      The severe decline in the public trading prices of equity securities, particularly in the technology and telecommunications sectors, and corresponding decline in values of privately-held companies and venture capital funds in which the Company has invested, have, and may continue to have, an adverse impact on the Company's financial results. The Company has in the past benefited from the long-term rise in the public trading price of its shares in various ways, including its ability to use equity incentive arrangements as a means of attracting and retaining


                            Page 27 of 31 Total Pages
the highly qualified employees necessary for the growth of its business and its ability to raise capital on relatively attractive conditions. The decline in the price of the Company's shares, and the overall decline in equity prices generally, and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to significantly rely on equity incentive arrangements as a means to recruit and retain talented employees.

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


                            Page 28 of 31 Total Pages

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

      Refer to Item 7A in the Company's Annual Report on Form 10-K for a discussion about the Company's exposure to market risks.


ITEM 4.     Controls and Procedures.

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




                            Page 29 of 31 Total Pages

                                     PART II
                                Other Information

ITEM 1.         Legal Proceedings.

          None.


ITEM 6.         Exhibits and Reports on Form 8-K.

(a)     Exhibit Index.
        -------------

        31.1 Certification executed by Kobi Alexander, Chairman of the Board and Chief Executive Officer of the Company as required pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002*

        31.2 Certification executed by David Kreinberg, Executive Vice President and Chief Financial Officer of the Company as required pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002*

        32 Certifications executed by Kobi Alexander, Chairman of the Board and Chief Executive Officer of the Company and David Kreinberg, Executive Vice President and Chief Financial Officer of the Company as required pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section
                       1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(b)     Reports on Form 8-K.
        -------------------

During the second quarter of 2003, the Company filed or furnished the following reports on Form 8-K:

          1. Form 8-K, dated May 2, 2003, regarding the announcement of a private placement of $350 million principal amount of Zero Yield Puttable Securities due 2023;

          2. Form 8-K, dated May 7, 2003, regarding the announcement of the closing of $350 million principal amount of the Company's Zero Yield Puttable Securities due 2023; and

          3. Form 8-K, dated June 3, 2003, regarding the announcement of the Company's financial results for the fiscal quarter ended April 30, 2003.



                            Page 30 of 31 Total Pages

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COMVERSE TECHNOLOGY, INC.


Dated: September 12, 2003                /s/ Kobi Alexander
                                         -------------------------
                                         Kobi Alexander
                                         Chairman of the Board
                                          and Chief Executive Officer


Dated: September 12, 2003                /s/ David Kreinberg
                                         -------------------------
                                         David Kreinberg
                                         Executive Vice President
                                          and Chief Financial Officer



                            Page 31 of 31 Total Pages