Form 10-Q
period 2003-10-31
COMVERSE TECHNOLOGY INC/NY/
filed 2003-12-11
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended October 31, 2003

                                       or

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


                                                        [X] Yes [ ] No

       The number of shares outstanding of the registrant's common stock, par value $0.10 per share, as of December 5, 2003 was 192,826,709

                                TABLE OF CONTENTS
                                -----------------

                                                                                 Page
                                                                                 ----

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

    1.            Condensed Consolidated Balance Sheets as
                  of January 31, 2003 and October 31, 2003                           3

    2.            Condensed Consolidated Statements of Operations
                  for the Three and Nine Month Periods
                  Ended October 31, 2002 and October 31, 2003                        4

    3.            Condensed Consolidated Statements of Cash Flows
                  for the Nine Month Periods Ended
                  October 31, 2002 and October 31, 2003                              5

    4.            Notes to Condensed Consolidated Financial Statements               6

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.                    15

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk.       29

ITEM 4.           Controls and Procedures.                                          29

                                     PART II
                                OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K.                                 30

SIGNATURES                                                                          31


                                     PART I
                              Financial Information

ITEM 1.  Financial Statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              JANUARY 31,              OCTOBER 31,
                                                                                                 2003*                    2003
                                                                                                                      (Unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $1,402,783              $1,293,795
   Bank time deposits and short-term investments                                                 406,089                 810,149
   Accounts receivable, net                                                                      212,953                 190,329
   Inventories                                                                                    40,015                  46,711
   Prepaid expenses and other current assets                                                      65,018                  57,438
                                                                                              ----------              ----------
TOTAL CURRENT ASSETS                                                                           2,126,858               2,398,422
PROPERTY AND EQUIPMENT, net                                                                      146,380                 130,162
OTHER ASSETS                                                                                     130,421                 140,765
                                                                                              ----------              ----------
TOTAL ASSETS                                                                                  $2,403,659              $2,669,349
                                                                                              ==========              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                       $ 260,810               $ 257,416
   Advance payments from customers                                                                53,496                  42,849
   Other current liabilities                                                                      46,045                   2,641
                                                                                              ----------              ----------
TOTAL CURRENT LIABILITIES                                                                        360,351                 302,906
CONVERTIBLE DEBENTURES                                                                           390,838                 544,913
OTHER LIABILITIES                                                                                 19,230                  19,134
                                                                                              ----------              ----------
TOTAL LIABILITIES                                                                                770,419                 866,953
                                                                                              ----------              ----------

MINORITY INTEREST                                                                                 83,548                 157,613
                                                                                              ----------              ----------


STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 187,754,407 and 192,497,229 shares                                   18,775                  19,249
   Additional paid-in capital                                                                  1,078,720               1,185,914
   Retained earnings                                                                             445,285                 434,971
   Accumulated other comprehensive income                                                          6,912                   4,649
                                                                                              ----------              ----------
TOTAL STOCKHOLDERS' EQUITY                                                                     1,549,692               1,644,783
                                                                                              ----------              ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $2,403,659              $2,669,349
                                                                                              ==========              ==========

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

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 NINE MONTHS ENDED                           THREE MONTHS ENDED
                                                          OCTOBER 31,         OCTOBER 31,             OCTOBER 31,       OCTOBER 31,
                                                             2002               2003                     2002              2003

Sales                                                       $559,873           $562,863               $167,469           $193,843
Cost of sales                                                255,634            244,366                 84,512             82,669
                                                            ---------          ---------              ---------          ---------
Gross margin                                                 304,239            318,497                 82,957            111,174

Operating expenses:
      Research and development, net                          178,313            162,102                 54,556             53,810
      Selling, general and administrative                    214,425            188,956                 68,414             63,891
      Workforce reduction, restructuring
           and impairment charges (credits)                   53,716               (233)                50,918                  -
                                                            ---------          ---------              ---------          ---------


      Loss from operations                                  (142,215)           (32,328)               (90,931)            (6,527)

      Interest and other income, net                          47,302             28,108                 13,197              4,978
                                                            ---------          ---------              ---------          ---------

Loss before income tax provision                             (94,913)            (4,220)               (77,734)            (1,549)
Income tax provision                                           4,423              6,094                  1,949              1,888
                                                            ---------          ---------              ---------          ---------

Net loss                                                    $(99,336)          $(10,314)              $(79,683)          $ (3,437)
                                                            =========          =========              =========          =========

Loss per share:
      Basic                                                 $  (0.53)           $ (0.05)               $ (0.43)          $  (0.02)
                                                            =========          =========              =========          =========
      Diluted                                               $  (0.53)           $ (0.05)               $ (0.43)          $  (0.02)
                                                            =========          =========              =========          =========

The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                   OCTOBER 31,        OCTOBER 31,
                                                                                      2002               2003
Cash flows from operating activities:
     Net cash from operations after adjustment
       for non-cash items                                                           $ (30,865)         $ 48,753
     Changes in operating assets and liabilities:
     Accounts receivable                                                               95,898            24,302
     Inventories                                                                        4,239            (6,031)
     Prepaid expenses and other current assets                                         20,146             4,303
     Accounts payable and accrued expenses                                            (54,176)           (5,182)
     Other, net                                                                        (2,738)          (16,187)
                                                                                  ------------      ------------
Net cash provided by operating activities                                              32,504            49,958
                                                                                  ------------      ------------

Cash flows from investing activities:
     Maturities and sales (purchases) of bank time deposits
       and investments, net                                                           124,845          (408,419)
     Purchases of property and equipment                                              (21,063)          (26,359)
     Capitalization of software development costs                                     (10,106)           (6,607)
     Net assets acquired                                                              (27,765)           (5,910)
                                                                                  ------------      ------------
Net cash provided by (used in) investing activities                                    65,911          (447,295)
                                                                                  ------------      ------------



Cash flows from financing activities:
     Net proceeds from issuance of debentures                                               -           412,852
     Repurchase of debentures                                                        (205,180)         (248,156)
     Net repayments of bank loans and other debt                                       (3,589)          (48,193)
     Net proceeds from issuance of common stock                                        76,569           171,846
                                                                                  ------------      ------------
Net cash provided by (used in) financing activities                                  (132,200)          288,349
                                                                                  ------------      ------------

Net decrease in cash and cash equivalents                                             (33,785)         (108,988)
Cash and cash equivalents, beginning of period                                      1,361,862         1,402,783
                                                                                  ------------      ------------
Cash and cash equivalents, end of period                                          $ 1,328,077       $ 1,293,795
                                                                                  ============      ============


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

           The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2003. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine month periods ended October 31, 2003 are not necessarily indicative of the results to be expected for the full year.

           RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the presentation in the current year.

           STOCK-BASED COMPENSATION. The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in the condensed consolidated statements of operations for any periods, as all options granted have an exercise price at least equal to the market value of the underlying common stock on the date of grant.

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

           The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for all periods:

                                                                                      THREE MONTHS ENDED
                                                                                         OCTOBER 31,
                                                                                ------------------------------

                                                                                    2002               2003
                                                                                    ----               ----
                                                                                          (In thousands)

       Net loss, as reported                                                    $ (79,683)           $ (3,437)

         Deduct: Total stock-based employee compensation
       expense determined under fair value based method for all
       awards, net of related tax effects                                         (35,438)            (37,718)
                                                                                ----------          ----------

       Pro forma net loss                                                       $(115,121)          $ (41,155)
                                                                                ==========          ==========

       Loss per share:

       Basic - as reported                                                        $ (0.43)            $ (0.02)
       Basic - pro forma                                                          $ (0.61)            $ (0.22)

       Diluted - as reported                                                      $ (0.43)            $ (0.02)
       Diluted - pro forma                                                        $ (0.61)            $ (0.22)



                                                                                      NINE MONTHS ENDED
                                                                                         OCTOBER 31,
                                                                                ------------------------------

                                                                                    2002               2003
                                                                                    ----               ----
                                                                                          (In thousands)

       Net loss, as reported                                                    $ (99,336)          $ (10,314)

         Deduct: Total stock-based employee compensation
       expense determined under fair value based method for all
       awards, net of related tax effects                                        (112,274)           (114,767)
                                                                                ----------          ----------

       Pro forma net loss                                                       $(211,610)          $(125,081)
                                                                                ==========          ==========

       Loss per share:

       Basic - as reported                                                        $ (0.53)            $ (0.05)
       Basic - pro forma                                                          $ (1.13)            $ (0.66)

       Diluted - as reported                                                      $ (0.53)            $ (0.05)
       Diluted - pro forma                                                        $ (1.13)            $ (0.66)


           INVENTORIES. The composition of inventories at January 31, 2003 and October 31, 2003 is as follows:

                                                   JANUARY 31,    OCTOBER 31,
                                                     2003            2003
                                                        (In thousands)

                         Raw materials               $17,111        $19,201
                         Work in process              12,430         15,278
                         Finished goods               10,474         12,232
                                                     -------        -------
                                                     $40,015        $46,711
                                                     =======        =======


           RESEARCH AND DEVELOPMENT EXPENSES. A significant portion of the Company's research and development operations are located in Israel where the Company derives benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. Certain of the Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. Certain of the Company's subsidiaries accrue royalties to the OCS for the sale of products incorporating technology developed in these projects. Another subsidiary of the Company is not required to pay royalties on such grants. Under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The amounts reimbursed by the OCS for the three month periods ended October 31, 2002 and 2003 were $2,379,000 and $1,881,000, respectively, and for the nine month periods ended October 31, 2002 and 2003 were $8,316,000 and $6,870,000, respectively.

           EARNINGS (LOSS) PER SHARE. The computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation of loss per share for the three and nine month periods ended October 31, 2002 and 2003 is as follows:

                                                THREE MONTHS ENDED                                THREE MONTHS ENDED
                                                 OCTOBER 31, 2002                                  OCTOBER 31, 2003
                                                 ----------------                                  ----------------
                                          Net                         Per Share        Net                           Per Share
                                          Loss           Shares        Amount          Loss            Shares         Amount
                                                                (In thousands, except per share data)

BASIC AND DILUTED EPS
Net loss                                $(79,683)        187,457      $(0.43)         $(3,437)         190,996        $(0.02)
                                        =========        =======      =======         ========         =======        =======

                                                NINE MONTHS ENDED                                NINE MONTHS ENDED
                                                 OCTOBER 31, 2002                                 OCTOBER 31, 2003
                                                 ----------------                                 ----------------
                                             Net                         Per Share       Net                           Per Share
                                             Loss           Shares        Amount         Loss            Shares         Amount
                                                                (In thousands, except per share data)

BASIC AND DILUTED EPS
Net loss                                   $(99,336)        187,040      $(0.53)      $(10,314)         189,397        $(0.05)
                                           =========        =======      =======      =========         =======        =======


           The diluted loss per share computation for the three and nine month periods ended October 31, 2003 excludes incremental shares of approximately 6,206,000 and 4,889,000, respectively, and for the three and nine month periods ended October 31, 2002 excludes incremental shares of approximately 274,000 and 655,000, respectively, related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during these periods. The Company's 1.50% Convertible Senior Debentures due December 2005 (the "Debentures") were not included in the computation of diluted earnings per share for all periods because the effect of including them would be antidilutive. In addition, the Company's Zero Yield Puttable Securities due 2023 ("ZYPS") were not included in the computation of diluted earnings per share for all periods. The ZYPS are convertible into shares of the Company's common stock contingent upon the occurrence of certain events that have not yet occurred. As such, the contingent conversion feature has not been satisfied and the ZYPS are not currently considered to be dilutive in accordance with the provisions of SFAS No. 128, "Earnings per Share."

           COMPREHENSIVE INCOME (LOSS). Total comprehensive income (loss) was $(80,601,000) and $1,993,000 for the three month periods ended October 31, 2002 and 2003, respectively, and $(99,885,000) and $(12,577,000) for the nine month periods ended October 31, 2002 and 2003, respectively. The elements of comprehensive income (loss) include net income (loss), unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

           CONVERTIBLE DEBENTURES. In May 2003, the Company issued $420,000,000 aggregate principal amount of its ZYPS, for net proceeds of approximately $412.9 million. The ZYPS are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The ZYPS are convertible, contingent upon the occurrence of certain events, into shares of the Company's common stock at a conversion price of $17.97 per share. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including, among others, the closing price of the common stock exceeding 120% of the conversion price over certain periods and other specified events. The ZYPS mature on May 15, 2023. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The ZYPS holders may require the Company to repurchase the ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may, under certain circumstances, pay the repurchase price in common stock.

           In November and December 2000, the Company issued $600,000,000 aggregate principal amount of its Debentures. The Debentures are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The Debentures are convertible, at the option of the holders, into shares of the Company's common stock at a conversion price of $116.325 per share, subject to adjustment in certain events; and are subject to redemption at any time on or after December 1, 2003, in whole or in part, at the option of the Company, at redemption prices (expressed as percentages of the principal amount) of 100.375% if redeemed during the twelve-month period beginning December 1, 2003, and 100% of the principal amount if redeemed thereafter. The Debenture holders may require the Company to repurchase the Debentures at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may, under certain circumstances, pay the repurchase price in common stock. During the three and nine month periods ended October 31, 2002, the Company acquired, in open market purchases, $39,180,000 and $205,180,000 of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $7,436,000 and $38,938,000, respectively, included in `Interest and other income, net' in the condensed consolidated statements of operations.

           During the three and nine month periods ended October 31, 2003, the Company acquired, in open market purchases, $32,917,000 and $265,925,000 of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $1,007,000 and $10,221,000, respectively, included in `Interest and other income, net' in the condensed consolidated statements of operations. As of October 31, 2003, the Company had outstanding Debentures of $124,913,000.

           BANK LOAN. In January 2002, Verint Systems Inc. ("Verint"), a majority-owned subsidiary of CTI, took a bank loan in the amount of $42,000,000. This loan, which matured in February 2003, bore interest at LIBOR plus 0.55% and was guaranteed by CTI. During February 2003, Verint repaid the bank loan.

           ACQUISITION. In May 2003, Verint acquired all of the issued and outstanding shares of Smartsight Networks Inc. ("Smartsight"), a Canadian corporation that develops IP-based video edge devices and software for wireless video transmission. The purchase price consisted of approximately $7,144,000 in cash and 149,731 shares of Verint common stock, valued at approximately $3,063,000, or $20.46 per share. In connection with this acquisition, Verint incurred transaction costs, consisting primarily of professional fees amounting to approximately $263,000. The acquisition was accounted for using the purchase method. The results of operations of Smartsight have been included in the Company's results of operations from May 1, 2003. A summary of the purchase price allocation as well as pro forma results of operations have not been presented as the effect of the acquisition is not deemed material to the Company's consolidated financial position or results of operations.

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

           WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES. During the years ended January 31, 2002 and 2003 and the nine months ended October 31, 2003, the Company took steps to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with these actions, the Company took charges to operations primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment.

           As of October 31, 2003, the Company had an accrual of approximately $36,702,000 relating to workforce reduction and restructuring. A roll-forward of the workforce reduction and restructuring accrual from January 31, 2003 is as follows:

                                                         WORKFORCE
                                        ACCRUAL         REDUCTION,                                              ACCRUAL
                                      BALANCE AT       RESTRUCTURING                                           BALANCE AT
                                      JANUARY 31,      & IMPAIRMENT            CASH          NON-CASH         OCTOBER 31,
                                         2003        CHARGES (CREDITS)        PAYMENTS        CHARGES             2003
                                         ----        -----------------        --------        -------             ----
                                                        (IN THOUSANDS)

Severance and related                  $ 9,367             $1,395             $ 8,563           $   -           $ 2,199
Facilities and related                  40,454             (1,874)              4,077               -            34,503
Property and equipment                       -                246                   -             246                 -
                                       --------           --------            --------        --------          --------
Total                                  $49,821             $ (233)            $12,640           $ 246           $36,702
                                       ========           ========            ========        ========          ========


           Severance and related costs consist primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of these severance and related costs is expected to be paid by July 2004.

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

           BUSINESS SEGMENT INFORMATION. The Company's reporting segments are as follows:

           Enhanced Services Solutions Products ("ESS"). Enable telecommunications service providers to offer a variety of revenue and traffic generating services accessible to large numbers of simultaneous users. These services include a broad range of messaging, information distribution and personal communications services, such as voicemail and other call completion services, visual voicemail and complementary services for unreachable subscribers, short messaging services, mobile email, multimedia messaging, unified messaging, mobile data gateway, value-added services for roamers, wireless information and entertainment services, wireless instant messaging, prepaid wireless calling services, real time data billing, converged prepaid and postpaid wireless billing services and other components and applications.

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

           The table below presents information about sales, income (loss) from operations and segment assets as of and for the three and nine month periods ended October 31, 2002 and 2003:

                                                  Service          Security and
                               Enhanced           Enabling          Business
                                Services          Signaling       Intelligence
                               Solutions          Software         Recording        All        Reconciling     Consolidated
                                Products           Products         Products       Other             Items         Totals
                               ---------           --------         ----------     -----             -----         ------
                                                                        (In thousands)

THREE MONTHS ENDED OCTOBER 31, 2002:

Sales                          $   117,212     $    7,764      $   40,671      $  2,437       $       (615)      $   167,469

Income (loss) from
operations                     $   (93,607)    $     (537)     $    2,717      $    393       $        103       $   (90,931)

THREE MONTHS ENDED OCTOBER 31, 2003:

Sales                          $   134,470     $    9,691       $  49,012      $  2,136       $     (1,466)      $   193,843

Income (loss) from
operations                     $    (8,454)    $      661      $    4,456      $   (628)      $     (2,562)      $    (6,527)

NINE MONTHS ENDED OCTOBER 31, 2002:

Sales                          $   418,983     $   20,964      $  115,458      $  7,318       $     (2,850)      $   559,873

Income (loss) from
operations                     $  (137,543)    $   (8,164)     $    7,024      $   (542)      $     (2,990)      $  (142,215)

NINE MONTHS ENDED OCTOBER 31, 2003:

Sales                          $   390,747     $   28,254      $  140,319      $  7,053       $     (3,510)      $   562,863

Income (loss) from
operations                     $   (39,272)    $    1,893      $   12,088      $ (1,080)      $     (5,957)      $   (32,328)

TOTAL ASSETS:

October 31, 2002               $ 1,025,965     $  235,069      $  199,596      $ 34,839       $    943,982       $ 2,439,451

October 31, 2003               $   863,738     $  241,376      $  323,923      $ 33,185       $  1,207,127       $ 2,669,349


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

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

INTRODUCTION

           As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry experiencing a challenging capital spending environment. Despite these conditions, both business units achieved year over year revenue growth during the three month period ended October 31, 2003. Verint, which services the security and enterprise business intelligence markets, achieved record revenue and net income based, in part, on increased sales due to heightened awareness surrounding homeland defense and security related initiatives in the United States and abroad. Overall, for the three month period ended October 31, 2003, the Company experienced sequential and year over year sales increases of 3% and 16%, respectively, with a substantial majority of sales for the period generated from activities serving the telecommunications industry. Nevertheless, the Company still incurred an operating and net loss for the period.

NINE MONTH AND THREE MONTH PERIODS ENDED OCTOBER 31, 2003
COMPARED TO NINE MONTH AND THREE MONTH PERIODS ENDED OCTOBER 31, 2002

           Sales. Sales for the nine month period ended October 31, 2003 increased by approximately $3.0 million, or 1%, compared to the nine month period ended October 31, 2002. This increase is primarily attributable to an increase in sales of security and business intelligence recording products, which increased by approximately $24.9 million, primarily as a result of increased digital security and surveillance sales, and sales of service enabling signaling software products, which increased by approximately $7.3 million. These increases were largely offset by a decrease in sales of ESS products of approximately $28.2 million. Sales for the three month period ended October 31, 2003 increased by approximately $26.4 million, or 16%, compared to the three month period ended October 31, 2002. This increase is attributable to an increase in sales in the Company's three primary business units. Sales of ESS products increased by approximately $17.3 million largely as a result of increased European business, sales of security and business intelligence recording products increased by approximately $8.3 million, primarily as a result of increased digital security and surveillance sales, and sales of service enabling signaling software products increased by approximately $1.9 million. On a consolidated basis, sales to customers in North America represented approximately 34% and 35% of total sales for the nine month periods ended October 31, 2003 and 2002, respectively, and approximately 30% and 33% of total sales for the three month periods ended October 31, 2003 and 2002, respectively.

           Cost of Sales. Cost of sales for the nine month period ended October 31, 2003 decreased by approximately $11.3 million, or 4%, compared to the nine month period ended October 31, 2002. The decrease in cost of sales is primarily attributable to decreased personnel-related and travel costs of approximately $17.6 million and $4.3 million, respectively, primarily the result of cost reduction efforts, partially offset by increased royalty expense of approximately $9.0 million, primarily the result of a prior period credit realized upon a settlement with the OCS, and net increase in various other costs of approximately $1.6 million. Gross margins for the nine month period ended

October 31, 2003 increased to approximately 56.6% from approximately 54.3% in the corresponding 2002 period. Cost of sales for the three month period ended October 31, 2003 decreased by approximately $1.8 million, or 2%, compared to the three month period ended October 31, 2002. The decrease in cost of sales is primarily attributable to decreased personnel-related costs of approximately $3.9 million, primarily the result of cost reduction efforts, partially offset by increased royalty expense of approximately $3.6 million, primarily the result of a prior period credit realized upon a settlement with the OCS, and net decrease in various other costs of approximately $1.5 million. Gross margins for the three month period ended October 31, 2003 increased to approximately 57.4% from approximately 49.5% in the corresponding 2002 period.

           Research and Development, Net. Net research and development expenses for the nine month and three month periods ended October 31, 2003 decreased by approximately $16.2 million, or 9%, and $0.7 million, or 1%, respectively, compared to the nine month and three month periods ended October 31, 2002. The decrease in net research and development expenses is primarily attributable to decreased personnel-related costs of approximately $16.4 million and $2.0 million for the nine and three month periods, respectively, which is primarily the result of workforce reduction and other cost reduction efforts and a reduction of research and development projects.

           Selling, General and Administrative. Selling, general and administrative expenses for the nine month and three month periods ended October 31, 2003 decreased by approximately $25.5 million, or 12%, and $4.5 million, or 7%, respectively, compared to the nine month and three month periods ended October 31, 2002, and as a percentage of sales for the nine month and three month periods ended October 31, 2003, decreased to approximately 33.6% and 33.0% from approximately 38.3% and 40.9% in the corresponding 2002 periods. The decrease in the dollar amount of selling, general and administrative expenses for the nine month and three month periods is primarily due to lower bad debt expense of approximately $38.4 million and $11.5 million, respectively, partially offset by increased personnel-related costs of approximately $9.3 million and $6.5 million, respectively, due primarily to an overall increase in sales and marketing staff, increased sales commissions due to higher sales bookings and increased headcount at Verint and net increase in various other costs of approximately $3.6 million and $0.5 million, respectively.

           Workforce reduction, restructuring and impairment charges (credits). In order to better align its cost structure with the business environment and improve the efficiency of its operations, the Company took steps to reduce its workforce, restructure its operations and write-off impaired assets during the nine and three month periods ended October 31, 2002, and incurred charges of approximately $53.7 million and $50.9, respectively, primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment. During the nine month period ended October 31, 2003, the Company recorded a net credit of approximately $0.2 million for the reversal of a previously taken restructuring charge.

           Interest and Other Income, Net. Interest and other income, net, for the nine month and three month periods ended October 31, 2003 decreased by approximately $19.2 million and $8.2 million, respectively, compared to the nine month and three month periods ended October 31, 2002. The principal reasons for the decrease in the nine month and three month periods are (i) a decrease in the gain recorded as a result of the Company's repurchases of its Debentures of approximately $28.7 million and $6.4 million, respectively; (ii) a decrease in foreign currency gains of approximately $14.8 million during the nine month period; (iii) decreased interest and dividend income of approximately $10.9 million and $3.0 million, respectively, due primarily to the decline in interest rates partially offset by an increase in invested assets; (iv) an increase of approximately $4.1 million and $1.3 million, respectively, in the minority interest; and (v) an increase in net losses from the sale and write-down of investments of approximately $1.7 million during the three month period. Such items were offset by (i) a decrease in net losses from the sale and write-down of investments of approximately $32.3 million during the nine month period; (ii) decreased interest expense of approximately $4.7 million and $0.8 million, respectively, due primarily to the Company's repurchases of its Debentures and other debt reduction; (iii) an increase in the equity in affiliates of approximately $2.0 million for each of the nine and three month periods; (iv) an increase in foreign currency gains of approximately $0.8 million during the three month period; and (v) other increases of approximately $0.3 million and $0.6 million, respectively.

           Income Tax Provision. Provision for income taxes for the nine month and three month periods ended October 31, 2003 increased (decreased) by approximately $1.7 million, or 38%, and $(0.1) million, or (3)%, respectively, compared to the nine month and three month periods ended October 31, 2002, due primarily to shifts in the underlying mix of pre-tax income by tax jurisdiction. The Company's overall rate of tax is reduced significantly by the existence of net operating loss carryforwards for Federal income tax purposes in the United States, as well as the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Net Loss. Net loss for the nine month and three month periods ended October 31, 2003 decreased by approximately $89.0 million and $76.2 million, respectively, compared to the nine month and three month periods ended October 31, 2002, while as a percentage of sales was approximately (1.8)% and (17.7)% in the nine month periods ended October 31, 2003 and 2002, respectively, and approximately (1.8)% and (47.6)% in the three month periods ended October 31, 2003 and 2002, respectively. These variances resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at October 31, 2003 and January 31, 2003 was approximately $2,095.5 million and $1,766.5 million, respectively. At October 31, 2003 and January 31, 2003, the Company had total cash and cash equivalents, bank time deposits and short-term investments of approximately $2,103.9 million and $1,808.9 million, respectively.

           Operations for the nine month periods ended October 31, 2003 and 2002, after adjustment for non-cash items, provided (used) cash of approximately $48.8 million and $(30.9) million, respectively. During such periods, other changes in operating assets and liabilities provided cash of approximately $1.2 million and $63.4 million, respectively. This resulted in net cash provided by operating activities of approximately $50.0 million and $32.5 million, respectively.

           Investing activities for the nine month periods ended October 31, 2003 and 2002 provided (used) cash of approximately $(447.3) million and $65.9 million, respectively. These amounts include (i) net maturities and sales (purchases) of bank time deposits and investments of approximately $(408.4) million and $124.8 million, respectively; (ii) purchases of property and equipment of approximately $(26.4) million and $(21.1) million, respectively;
(iii) capitalization of software development costs of approximately $(6.6) million and $(10.1) million, respectively; and (iv) net assets acquired as a result of acquisitions of approximately $(5.9) million and $(27.8) million, respectively.

           Financing activities for the nine month periods ended October 31, 2003 and 2002 provided (used) cash of approximately $288.3 million and $(132.2) million, respectively. These amounts include (i) net proceeds from the issuance of ZYPS of approximately $412.9 million during the nine months ended October 31, 2003; (ii) the repurchase of Debentures of approximately $(248.2) million and $(205.2) million, respectively; (iii) net repayments of bank loans and other debt of approximately $(48.2) million and $(3.6) million, respectively; and (iv) net proceeds from the issuance of common stock in connection with Verint stock offerings and the exercise of stock options and employee stock purchase plans of approximately $171.8 million and $76.6 million, respectively.

           In May 2003, the Company issued $420,000,000 aggregate principal amount of its ZYPS, for net proceeds of approximately $412.9 million. The ZYPS are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The ZYPS are convertible, contingent upon the occurrence of certain events, into shares of the Company's common stock at a conversion price of $17.97 per share. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including, among others, the closing price of the common stock exceeding 120% of the conversion price over certain periods and other specified events. The ZYPS mature on May 15, 2023. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The ZYPS holders may require the Company to repurchase the ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may, under certain circumstances, pay the repurchase price in common stock.

           During the nine month period ended October 31, 2003, the Company acquired, in open market purchases, approximately $265.9 million of face amount of the Debentures, resulting in a pre-tax gain, net of debt issuance costs, of approximately $10.2 million included in `Interest and other income, net' in the condensed consolidated statements of operations. As of October 31, 2003, the Company had outstanding Debentures of approximately $124.9 million.

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

CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives the majority of its revenue from the telecommunications industry, which is experiencing a challenging capital spending environment. The Company's operating results and financial condition have been, and will continue to be, adversely affected by declines in technology purchases and capital expenditures by telecommunications service providers ("TSP"). Consequently, the Company's operating results may deteriorate in future periods if such conditions exist. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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

           The Company's current plan of operations is predicated in part on a recovery in capital expenditures by its customers. In the absence of such improvement, the Company would experience deterioration in its operating results, and may determine to modify its plan for future operations accordingly, which may include, among other things, additional reductions in its workforce.

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

           The market for the Company's digital security and surveillance and enterprise business intelligence products in the past has been affected by weakness in general economic conditions, delays or reductions in customers' information technology spending and uncertainties relating to government expenditure programs. The Company's business generated from government contracts may be adversely affected if: (i) the Company's reputation or relationship with government agencies is impaired, (ii) the Company is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency, (iii) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where the Company does not provide products and services, (iv) the Company is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, including those related to procurement, (v) the Company is not granted security clearances required to sell products to domestic or foreign governments or such security clearances are revoked, or (vi) there is a change in government procurement procedures. Competitive conditions in this sector also have been affected by the increasing use by certain potential customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals.

           A subsidiary of the Company, Verint Technology Inc. ("Verint Technology"), which sells and supports its communications interception solutions to various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. The Company, Verint, Verint Technology and the Department of Defense entered into a proxy agreement, under which Verint, among other requirements, appointed three U.S. citizens holding the requisite security clearances to exercise all prerogatives of ownership of Verint Technology (including, without limitation, oversight of Verint Technology's security arrangements) as holders of proxies to vote Verint Technology stock. The proxy agreement may be terminated and Verint Technology's facility security clearances may be revoked in the event of a breach of the proxy agreement, or if it is determined by the Department of Defense that termination is in the national interest. If Verint Technology's facility security clearance is revoked, sales to U.S. government agencies will be adversely affected and may adversely affect sales to other international government agencies. In addition, concerns about the security of Verint, its personnel or its products may have a material adverse affect on Verint's business, financial condition and results of operations, including a negative impact on sales to U.S. and international government agencies.

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

           Geopolitical, economic and military conditions could directly affect the Company's operations. The outbreak of severe acute respiratory syndrome ("SARS") earlier this year curtailed travel to and from certain countries (primarily in the Asia-Pacific region). Continued or additional restrictions on travel to and from these and other regions on account of additional incidents of SARS could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. More recently, the U.S. military involvement in overseas operations including, for example, the war with Iraq, could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

           The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company has regularly participated in a conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel ("OCS") under which it has received significant benefits through reimbursement of up to 50% of qualified research and development expenditures. Verint currently pays royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. Such royalty payments by Verint are currently required to be made until the government has been reimbursed the amounts received by the Company, which is linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. As of October 31, 2003, Verint received approximately $51 million in cumulative grants from the OCS and recorded approximately $21 million in cumulative royalties to the OCS. During fiscal 2001, Comverse entered into an arrangement with the OCS whereby Comverse agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, Comverse began to receive lower amounts from the OCS than it had historically received, but will not have to pay royalty amounts on such grants. The amount of reimbursement received by the Company under this program has been reduced significantly, and the Company does not expect to receive significant reimbursement under this program in the future. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The continued reduction in the benefits received by the Company under the program, or the termination of its eligibility to receive these benefits at all in the future, could adversely affect the Company's operating results.

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

                                     PART II
                                Other Information

ITEM 6.          Exhibits and Reports on Form 8-K.

(a)          Exhibit Index.
             -------------

             31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002*

             31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002*

             32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002*

*These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the Securities and Exchange Commission and are not incorporated by reference in any filing of Comverse Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filings.

(b)          Reports on Form 8-K.
             -------------------

During the third quarter of 2003, the Company furnished a report on Form 8-K dated September 8, 2003, regarding the announcement of the Company's financial results for the fiscal quarter ended July 31, 2003.

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   COMVERSE TECHNOLOGY, INC.


Dated:      December 11, 2003                       /s/ Kobi Alexander
                                                   -----------------------------
                                                   Kobi Alexander
                                                   Chairman of the Board
                                                   and Chief Executive Officer


Dated:      December 11, 2003                       /s/ David Kreinberg
                                                   -----------------------------
                                                   David Kreinberg
                                                   Executive Vice President
                                                   and Chief Financial Officer