Form 10-K
period 2004-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2004-04-14
CIK 803014

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

                   For the fiscal year ended January 31, 2004


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

                                [X] Yes [ ] No

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, July 31, 2003, was approximately $2,783,399,000.

         There were 195,518,341 shares of the registrant's common stock outstanding on April 7, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2004, are incorporated by reference in Part III.


                       -----------------------------------


Comverse, Comverse Technology and Comverse's logos, including Total Communications and InSight, are trademarks of the Company. Verint(R), Actionable Intelligence(R), LORONIX(R) are registered trademarks, and Powering Actionable Intelligence, Intelligent Recording, OpenStorage Portal, RELIANT, STAR-GATE, ULTRA, SmartSight Universal Database and Verint Systems are trademarks of Verint Systems Inc., a subsidiary of the Company. Signalware(R) and Ulticom(R) are registered trademarks of Ulticom, Inc., a subsidiary of the Company.

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings),
Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important risks, uncertainties and other important factors that could cause actual results to differ materially include, among others: the successful implementation of Comverse Technology, Inc.'s business strategy; changes in the demand for the company's products; changes in capital spending among the company's current and prospective customers; the risks associated with the sale of large, complex, high capacity systems and with new product introductions as well as the uncertainty of customer acceptance of these new or enhanced products from either the company or its competition; risks associated with rapidly changing technology and the ability of the company to introduce new products on a timely and cost-effective basis; risks associated with changes in the competitive or regulatory environment in which the company operates; risks associated with significant foreign operations and international sales and investment activities, including fluctuations in foreign currency exchange rates, interest rates, and valuations of public and private equity; the volatility of macroeconomic and industry conditions and the international marketplace; risks associated with the company's ability to retain existing personnel and recruit and retain qualified personnel; and other risks described in filings with the Securities and Exchange Commission. These risks and uncertainties, as well as other factors, are discussed in greater detail at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K. The company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.


                                     PART I

ITEM 1.    BUSINESS.


THE COMPANY

           Comverse Technology, Inc. ("CTI" and, together with its subsidiaries, the "Company"), a New York corporation incorporated in 1984, designs, develops, manufactures, markets and supports software, systems, and related services for multimedia communication and information processing applications. The Company's products are used in a broad range of applications by wireless and wireline telecommunications network operators and service providers, call centers, and other government, public and commercial organizations worldwide.

           Through its subsidiary Comverse, Inc. ("Comverse"), the Company provides telecommunications software, systems, and related services to telecommunications service providers ("TSPs") that enable voice and data value-added enhanced services and real-time billing of communication services. These products comprise Comverse's Total Communication portfolio, and address four primary categories: call completion and call management solutions; advanced messaging solutions for groups, communities and person-to-person communication; solutions and enablers for the management and delivery of data and content-based services; and real-time billing and account management solutions for dynamic service environments. These products are designed to enhance the communication experience and generate TSP traffic and revenue. Comverse's principal market for its systems consists of organizations that use the systems to provide services to the public, often on a subscription or pay-per-usage basis, and includes both wireless and wireline telecommunications network operators.

           Comverse markets its systems throughout the world, with its own direct sales force and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment.

           More than 400 wireless and wireline TSPs in more than 110 countries, including the majority of the 20 largest telecom companies in the world, have selected Comverse's products to provide enhanced telecommunications services to their customers. Major network operators and service providers using Comverse's systems include, among others, AT&T (USA), Deutsche Telekom (Germany and other European countries), KDDI (Japan), MCI WorldCom (USA), O2 (Germany and UK), NTT (Japan), Orange (several countries), SBC Communications (USA), SFR (France), Sprint (USA), Telecom Italia (Italy), Telmex (Mexico), Telstra (Australia), Verizon (USA), and Vodafone (multiple countries).

               Through its subsidiary, Verint Systems Inc. ("Verint"), the Company provides analytic software-based solutions for communications interception, networked video, and contact centers. Verint's software generates actionable intelligence through the collection, retention and analysis of unstructured information contained in voice, fax, video, email, Internet and data transmissions from voice, video and IP networks. Verint's analytic solutions are designed to extract critical intelligence and deliver this intelligence to decision makers for more effective action. The security market consists primarily of communication interception by law enforcement and other government agencies and networked video security utilized by government agencies and public and private organizations for use in airports, public buildings, correctional facilities and corporate sites. The business intelligence market consists primarily of solutions for enterprises that rely on contact centers for voice, email and Internet interactions with their customers. Additionally, an emerging segment of enterprise business intelligence utilizes digital video information to allow enterprises and institutions to enhance their operations, processes and performance. Verint sells its business intelligence solutions to contact center service bureaus, financial institutions, retailers, utilities, communication service providers, manufacturers and other enterprises. Verint has established marketing relationships with a variety of global value-added resellers and a network of systems integrators including ADT, Avaya, British Telecom, Nortel and Siemens. Verint also has technological alliances with leading software and hardware companies including Genesys, Indentix, and Siebel, which enables Verint to offer complementary solutions to their products. Verint's products are used by over 1000 organizations in over 50 countries worldwide. Customers for Verint's Communications Interception Solutions include, among others, the U.S. Department of Justice, the Toronto Police Service, the Dutch National Police Agency, and other domestic and foreign law enforcement and intelligence agencies, as well as communication service and equipment providers, such as Cingular, Ericsson and Nortel. Customers for Verint's Networked Video Solutions include the U.S. Department of Defense, the U.S. Capitol, Washington Dulles International Airport, Home Depot, Target and Tiffany & Co. Customers for Verint's Contact Center Actionable Intelligence Solutions include, among others, the Internal Revenue Service, HSBC, JCPenney, SBC, CIBC and Sprint. Verint had an initial public offering of its common stock in May, 2002, and its common stock is listed on the NASDAQ National Market System under the symbol "VRNT." CTI held approximately 61.8% of Verint's outstanding common stock as of January 31, 2004.

           Through its subsidiary Ulticom, Inc. ("Ulticom"), the Company provides service enabling signaling software for wireline, wireless and Internet communications. Ulticom's Signalware family of products are used by equipment manufacturers, application developers and communication service providers to deploy revenue generating infrastructure and enhanced services within the mobility, messaging, payment and location segments. Signalware products are also embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as voice-over-IP ("VoIP"), hosted IP telephony, and virtual private networks. Ulticom had an initial public offering of its common stock in April, 2000, and its common stock is listed on the NASDAQ National Market System under the symbol "ULCM." CTI held approximately 70.2% of Ulticom's outstanding common stock as of January 31, 2004.

           The Company markets other telecommunications products and services, including enhanced wireless roaming services, and automatic call distribution and messaging systems for telephone answering service bureaus. The Company also engages in venture capital investment and capital market activities for its own account.

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

           The Company's Internet address is www.cmvt.com. The information contained on the Company's website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its Internet website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission.

THE COMPANY'S PRODUCTS

TOTAL COMMUNICATION PORTFOLIO

           Comverse is a leading supplier of telecommunication software, systems, and related services for voice and data value-added enhanced services. These value-added enhanced services solutions from our Network Systems Division ("CNS"), along with the Company's real-time billing solutions, comprise the Company's Total Communication portfolio. Comverse's Total Communication portfolio addresses four primary categories: call completion and call management solutions (e.g., Call Answering, Who Called Service, and Interactive Voice

Response applications); advanced messaging solutions for groups, communities and person-to-person communication (e.g., Voice Messaging, Short Messaging Service
(SMS), Videomail, Multimedia Messaging Service (MMS), Instant Messaging and Mobile Email); solutions and enablers for the management and delivery of data and content-based services (e.g., Video Portal, Presence Server, Personal Address Book, Mobile Data Gateway, Media Server, Media and Content Adaptation); and real-time billing and account management for dynamic service environments (e.g., Prepaid Calling, Real-Time Data Billing, and Converged Prepaid/Post-paid/Voice/Data Billing).

           Comverse's InSight solution, which the Company recently launched, is a part of Comverse's Total Communication portfolio, providing a single, open, modular architecture on which a wide variety of multimodal advanced messaging services can be hosted. Insight is designed to improve network efficiencies and leverage the built-in synergies between next-generation communication and infotainment services to increase revenues for wireline and wireless service providers.

           Comverse's principal market for its software, systems, and related services consists of organizations that use the systems to provide services to the public, often on a subscription or pay-per-usage basis, and includes both wireless and wireline telecommunications network operators. With Total Communication, TSPs benefit from revenue generated by the increase in billable completed calls, service-related fees, and increased customer loyalty that results in an overall reduction in churn. Wireless TSPs are almost universally adding call answering and messaging to their service offerings, often as part of their basic service package, not only because of these benefits, but also because wireless call answering and messaging services directly increase billable airtime by stimulating outbound calls and increase billable transactions by stimulating person-to-person messaging and information retrieval.

           Comverse's carrier grade Total Communication software, systems, and related services have been designed and packaged to meet the capacity, reliability, availability, scalability, maintainability, network and OMAP (Operations, Maintenance, Administration, and Provisioning) interfaces and physical requirements of large telecommunications network operators. The systems are offered in a variety of sizes and configurations and can be clustered for larger capacity installations. The systems are available with redundancy of critical components, so that no single failure will interrupt the service. Comverse's products are available in both centralized and distributed configurations.

           Comverse's systems also incorporate components that are compatible with the Intelligent Network ("IN") and Advanced Intelligent Network ("AIN") protocols for Service Control Points and Intelligent Peripherals, permitting Comverse's network operator customers to develop and deploy services based on the overall IN architecture.

           Comverse's products incorporate both Comverse-developed and third-party-developed software, and Comverse-designed and third-party hardware, and are available in an open, modular, IP standards-based system architecture. The systems support a wide variety of digital telephony and IP interfaces and signaling systems, allowing them to adapt to a variety of different network environments and IN/AIN applications, and enable a "universal port" -- a single port that supports multiple applications and services at any time during a single call.

SECURITY AND BUSINESS INTELLIGENCE

           Verint is a leading provider of analytic software-based solutions for communication interception, digital video security and surveillance, and enterprise business intelligence. Verint's software generates actionable intelligence through the collection, retention and analysis of voice, fax, video, email, Internet and data transmissions from multiple types of communication networks.

           The security and business intelligence market consists primarily of communication interception by law enforcement and other government agencies and digital video security utilized by government agencies and public and private organizations for use in airports, public buildings, correctional facilities and corporate sites.

           Verint's STAR-GATE product line enables communication carriers, Internet service providers, and communication equipment manufacturers to overcome the complexities posed by global digital communication and comply with governmental requirements. STAR-GATE enables communication service providers to intercept simultaneous communications over a variety of wireline, wireless and IP networks for delivery to law enforcement and other government agencies. STAR-GATE's flexibility supports multi-network, multi-vendor switch environments for a common interface across communication networks and supports switches from communications equipment manufacturers, such as Alcatel, Ericsson, Lucent, Nokia, Nortel and Siemens. STAR-GATE also supports interfaces to packet data networks, such as the Internet and general packet radio services.

           Verint's RELIANT product line provides intelligent recording and analysis solutions for communication interception activities to law enforcement organizations and other government agencies. The RELIANT software equips law enforcement agencies with an end-to-end solution for live monitoring of intercepted target communications and evidence collection management, regardless of the type of communication or network used. Applications can scale from a small center for a local police force, to a country-wide center for national law enforcement agencies. RELIANT products are designed to comply with legal regulations and can be integrated with communication networks in the country where the system is utilized. RELIANT collects intercepted communications from multiple channels and stores them for immediate access, further analysis and later use as evidence.

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

SERVICE ENABLING SIGNALING SOFTWARE

           The Company's Ulticom subsidiary provides service enabling signaling software for wireline, wireless and Internet communications. Ulticom's Signalware family of products are used by equipment manufacturers, application developers and communication service providers to deploy revenue generating infrastructure and enhanced services within the mobility, messaging, payment and location segments. Signalware products also are embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as VoIP, hosted IP telephony, and virtual private networks.

           Signalware supports a range of applications across multiple networks. In wireline networks, Signalware has been deployed as part of applications such as voice messaging, calling name, and 800 number services. Signalware enables wireless infrastructure applications such as global roaming and emergency-911, and enhanced services such as text messaging and prepaid calling. Signalware also enables the deployment of broadband services such as VoIP in wireline, wireless and cable service provider networks.

           Signalware provides signaling system #7 ("SS7"), the globally accepted signaling standard protocol, which interconnects the complex switching, database and messaging systems, and manages vital number, routing and billing information that form the backbone of today's telecommunications networks. Signalware works with multiple SS7 networks, supports a wide variety of SS7 protocol elements, and enables analog or digital wireline and wireless transmissions. It provides the functionality needed for call set-up/termination and call routing/billing. Signalware products also include features that enable the transition from SS7 signaling to emerging packet signaling standards, as defined by the Internet Engineering Task Force, such as Signaling Transport ("Sigtran") and Session Initiation Protocol ("SIP"). New solutions include a Signalware Sigtran Gateway for enabling circuit to packet network interoperability and Signalware SIP for developing next generation services for all IP networks.

           Signalware solutions run on a range of hardware platforms and operating systems, including Sun Solaris, IBM AIX and Red Hat Linux. These solutions can be used in single or multiple computing configurations for fault resiliency and reliability. Signalware customers include equipment manufacturers, such as Alcatel, Ericsson and Siemens; application developers, such as Comverse, LogicaCMG and Sonus; and service providers, such as Orange Personal Communications, Reliance Infocomm, and Telefonica.

OTHER TELECOMMUNICATIONS PRODUCTS AND SERVICES

           The Company's other telecommunications products and services are developed and marketed through subsidiaries in the United States and internationally. These include enhanced wireless roaming services, and automatic call distribution and messaging systems for telephone answering service bureaus and other organizations.

MARKETS, SALES AND MARKETING

           Comverse is a leading supplier of telecommunications software, systems, and related services for voice and data value-added enhanced services. Comverse's Total Communication software, systems, and related services are marketed by Comverse throughout the world, with its own direct sales force as well as local distributors, and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment.

            More than 400 wireless and wireline TSPs in more than 110 countries, including the majority of the 20 largest telecom companies in the world, have selected Comverse's products to provide enhanced telecommunications services to their customers. Major network operators and service providers using Comverse's systems include, among others, AT&T (USA), Deutsche Telekom (Germany and other European countries), KDDI (Japan), MCI WorldCom (USA), O2 (Germany and UK), NTT (Japan), Orange (several countries), SBC Communications (USA), SFR (France), Sprint (USA), Telecom Italia (Italy), Telmex (Mexico), Telstra (Australia), Verizon (USA), and Vodafone (multiple countries).

           Comverse provides its customers with marketing consultation, seminars and materials designed to assist them in marketing enhanced telecommunications services, and also undertakes to play an ongoing supporting role in their business and market planning processes.

           Verint's products are marketed primarily through a combination of its direct sales force and agents, distributors, value-added resellers and systems integrators. Verint develops strategic marketing alliances with leading companies in the industry to expand the coverage and support of its direct sales force. Verint currently has such relationships with ADT, Avaya, British Telecom, Nortel and Siemens, among others. In addition, Verint established technological alliances with leading software and hardware companies including Genesys, Identix and Siebel, which enables Verint to offer complementary solutions to their products.

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

           Customers for digital security and surveillance products include the Mall of America, the U.S. Capitol, the U.S. Department of Defense, the U.S. Department of Justice, Vancouver International Airport, Washington Dulles International Airport, the Toronto Police Service, the Dutch National Police Agency, and other domestic and foreign law enforcement and intelligence agencies, as well as communication service and equipment providers, such as Cingular, Ericsson and Nortel. Customers for enterprise business intelligence products include, among others, Con Edison, FedEx, HSBC, JCPenney, Sprint, Target and Tiffany & Co.

           Ulticom's products are used by approximately 50 customers and are deployed by more than 300 service providers in more than 100 countries. Ulticom markets its products and services primarily through a direct sales organization and through distributors. Customers include network equipment manufacturers such as Alcatel, Ericsson and Siemens; application developers such as Comverse, LogicaCMG, and Sonus; and service providers such as Orange Personal Communications, Reliance Infocomm, and Telefonica.

           See "Financial Statements" in Item 15 for information on revenues, operating profit and total assets of each of the Company's segments.

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

           A portion of the Company's research and development operations benefit from financial incentives provided by government agencies to promote research and development activities performed in Israel. The cost of such operations is and will continue to be affected by the continued availability of financial incentives under such programs. During the past fiscal year, the Company's research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel ("OCS"), under which reimbursement of a portion of the Company's research and development expenditures will be made subject to final approval of project budgets. During the year ended January 31, 2003, Comverse finalized an arrangement with the OCS under which Comverse no longer would owe royalties to the OCS in return for a lump sum payment for all past amounts received from the OCS. Under the arrangement, Comverse began to receive lower amounts from the OCS than it had historically received, but is not required to pay royalty amounts on such future grants. Other subsidiaries of CTI were not part of Comverse's arrangement with the OCS and they continue to owe royalties on their sale of certain products developed, in part, with funding supplied under such programs. Permission from the government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs, or to transfer outside of Israel related technology rights, and in order to obtain such permission the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. See "Financial Statements" in Item 15, "Licenses and Royalties" and "Operations in Israel" in
Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

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

DOMESTIC AND INTERNATIONAL SALES AND LONG-LIVED ASSETS

           See "Financial Statements" in Item 15 for a breakdown of the domestic and international sales and long-lived assets for the years ended January 31, 2002, 2003 and 2004, and see "Certain Trends and Uncertainties" in Item 7 for a description of risks attendant to the Company's foreign operations.

BACKLOG

           At January 31, 2004, the backlog of the Company amounted to approximately $400 million compared to approximately $294 million as of January 31, 2003. The Company believes that substantially all of such backlog will be delivered within the next 12 months.

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

COMPETITION

           The Company faces strong competition in the markets for all of its products. The market for Total Communication software, systems, and related services is highly competitive, and includes numerous products offering a broad range of features and capacities. The primary competitors are suppliers of turnkey systems and software, and indirect competitors that supply certain components to systems integrators. Many of Comverse's competitors specialize in a subset of Comverse's portfolio of products. Direct and/or indirect competitors include, among others, Alcatel, Boston Communications, Ericsson, Glenayre, Huawei, IBM, InterVoice, LogicaCMG, Lucent, Motorola, Nokia, Openwave, SS8 Networks, Tecnomen, Telcordia, and Unisys. Competitors of Comverse that manufacture other telecommunications equipment may derive a competitive advantage in selling systems to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers.

           Indirect competition is provided by messaging and other enhanced communication products employed at end-user sites as an alternative to the use of services available through telecommunications network operators. This "enterprise based equipment" includes a broad range of products, such as stand-alone voicemail systems, answering machines, telephone handsets with call answering and other enhanced services capabilities, products offering "call processing" services that are supplied with voicemail features or integrated with other voicemail systems, as well as personal computer modems and add-on cards and software designed to furnish enhanced communication capabilities.

           Comverse believes that competition in the sale of Total Communication systems is based on a number of factors, the most important of which are product features and functionality, system capacity and reliability, marketing and distribution capability and price. Other important competitive factors include service and support and the capability to integrate systems with a variety of telecom networks, IP networks and Operation and Support Systems (OSS). Comverse believes that the range of capabilities provided by, and the ease of use of, its systems compare favorably with other products currently marketed. Comverse anticipates that a number of its direct and indirect competitors will introduce new or improved systems during the next several years.

           Verint faces strong competition in the markets for its products, both in the United States and internationally. Verint expects competition to persist and intensify in the security market, primarily due to increased demand for homeland defense and security solutions. Verint's primary competitors are suppliers of security and recording systems and software, and indirect competitors that supply certain components to systems integrators. In the business intelligence market, Verint faces competition from organizations emerging from the traditional call logging or call recording market as well as software companies that develop and sell products that perform specific functions for this market. In addition, many of Verint's competitors specialize in a subset of Verint's portfolio of products and services. Primary competitors include, among others, ETI, General Electric, JSI Telecom, NICE Systems, Pelco, Raytheon, Sensormatic, SS8 Networks, Tyco, Honeywell and Witness Systems. Verint believes it competes principally on the basis of product performance and functionality, knowledge and experience in the industry, product quality and reliability, customer service and support, and price.

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

           Competitors of Ulticom primarily are internal development organizations within equipment manufactures and application developers who seek, in a build-versus-buy decision, to develop substitutes for its products. Ulticom also competes with a number of companies ranging from SS7 software solution providers, such as Hughes Software Systems and SS8 Networks, to vendors of communication and network infrastructure equipment, such as Continuous Computing Corporation and Hewlett-Packard Company. Ulticom believes it competes principally on the basis of product performance and functionality, product quality and reliability, customer service and support, and price.

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

OPERATIONS IN ISRAEL

           A substantial portion of the Company's research and development, manufacturing and other operations are located in Israel and, accordingly, may be affected by economic, political and military conditions in that country. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and Israel has experienced terrorist incidents within its borders. During this period, peace negotiations between Israel and representatives of the Palestinian Authority have been sporadic and currently are suspended. The Company could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees are required to perform annual compulsory military reserve duty in Israel, and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations.

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

           Israel has entered into free trade agreements with its major trading partners. Israel and the European Union are parties to a Free Trade Agreement pursuant to which, subject to rules of origin, Israel's industrial exports to the European Union are exempt from customs duties and other non-tariff barriers and import restrictions. Israel also has an agreement with the United States that established a Free Trade Area eliminating all tariff and certain non-tariff barriers on most trade between the two countries. Israel has also entered into an agreement with the European Free Trade Association ("EFTA"), which currently includes Iceland, Liechtenstein, Norway and Switzerland, that established a free-trade zone between Israel and EFTA nations exempting manufactured goods and some agricultural goods and processed foods from customs duties, while reducing duties on other goods. Israel also has free trade agreements with a number of other countries, such as Canada, Mexico and various European countries. The end of the Cold War has also enabled Israel to establish commercial and trade relations with a number of nations, including Russia and certain countries from the former Soviet Union, China, India and the nations of Eastern Europe, with whom Israel had not previously had such relations.

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

           The Company benefits from various policies of the Government of Israel, including reduced taxation and special subsidy programs, designed to stimulate economic activity, particularly the high technology exporting industry, in that country. As a condition of its receipt of funds for various research and development projects conducted under programs sponsored by the Government of Israel, the Company has agreed that products resulting from these projects may not be manufactured, nor may the technology developed in the projects be transferred, outside of Israel without government consent.

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

EMPLOYEES

           At January 31, 2004, the Company employed approximately 4,663 individuals, of whom approximately 80% are scientists, engineers and technicians engaged in research and development, marketing, support and operations activities. The Company considers its relationship with its employees to be good.

           The Company is not a party to any collective bargaining or other agreement with any labor organization; however, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (including the Industrialists' Association) are applicable to the Company's Israeli employees by order of the Israeli Ministry of Labor. Israeli law generally requires the payment by employers of severance pay upon the death of an employee, his or her retirement or upon termination of his or her employment, and the Company provides for such payment obligations through monthly contributions to an insurance fund. Israeli employees are required to pay and employers are required to pay and withhold certain payroll, social security and health tax payments, in respect of national health insurance and social security benefits.

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

ITEM 2.    PROPERTIES.

           As of January 31, 2004, the Company leased an aggregate of approximately 2,175,000 square feet of office space and manufacturing and related facilities for its operations worldwide, including approximately 1,298,000 square feet in Tel Aviv, Israel, approximately 367,000 square feet in Wakefield, Massachusetts, approximately 44,000 square feet in Long Island, New York, approximately 85,000 square feet in Mt. Laurel, New Jersey, an aggregate of approximately 139,000 square feet at various other locations in the United States and an aggregate of approximately 242,000 square feet at various locations in Europe, Asia-Pacific, South America, Africa and Canada. Approximately 139,000 square feet of this space is sub-leased to others. The aggregate base monthly rent for the facilities under lease as of January 31, 2004, net of sub-lease income, was approximately $2,720,000, and all of such leases are subject to various pass-throughs and escalation adjustments.

           In addition, the Company owns office space and manufacturing and related facilities of approximately 40,000 square feet in Durango, Colorado, approximately 29,000 square feet in Bexbach, Germany, and approximately 423,000 square feet of unimproved land in Ra'anana, Israel.

           The Company believes that its facilities currently under lease are more than adequate for its current operations, and may endeavor selectively to reduce its existing facilities commitments as circumstances may warrant.

ITEM 3.    LEGAL PROCEEDINGS.

           On March 16, 2004, BellSouth Intellectual Property Corp. ("BellSouth") filed a complaint in the United States District Court for the Northern District of Georgia against Comverse Technology, Inc. alleging infringement of Patent Nos. 5,857,013 and 5,764,747, and, on March 17, 2004, BellSouth amended the complaint to include Comverse Inc., in an action captioned: BellSouth Intellectual Property Corp. v. Comverse Technology, Inc. and Comverse, Inc., Civil Action No. 1:04-CV-0739. BellSouth alleges that Patent Nos. 5,857,013 and 5,764,747 cover certain aspects of some of the Company's systems, and it seeks, among other relief, monetary damages and injunctive relief. The Company believes all claims are without merit and will vigorously defend against these claims.

           From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any other pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           At the Company's annual meeting of shareholders held on December 16, 2003, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders:

           1. The election of seven directors to serve as the Board of Directors of the Company until the next annual meeting of shareholders and the election of their qualified successors.

           2. A proposal to amend the Company's 2002 Employee Stock Purchase Plan to increase from 1,500,000 to 2,500,000 the total number of shares of the Company's common stock, par value $.10 per share available for purchase by participating employees.

           3. A proposal to adopt and approve the Company's 2004 Management Incentive Plan.

           4. A proposal to ratify the engagement of Deloitte & Touche LLP as independent auditors of the Company for the year ending January 31, 2004.

           The nominees for directors were elected based upon the following votes:

Nominee                    Votes For          Votes Withheld
-------                    ---------          --------------

Kobi Alexander            153,676,447            7,586,634

Raz Alon                  158,382,279            2,880,802

Itsik Danziger            158,367,932            2,895,149

John H. Friedman          148,818,475           12,444,606

Ron Hiram                 148,817,975           12,445,106

Sam Oolie                 148,817,675           12,445,406

William F. Sorin          158,367,932            2,895,149

           The amendment of the Company's 2002 Employee Stock Purchase Plan was approved as follows:

                     127,748,311       Votes for Approval

                       5,214,258       Votes Against

                         994,008       Abstentions

           The Company's 2004 Management Incentive Plan was approved as follows:

                     155,313,516       Votes for Approval

                       4,934,413       Votes Against

                       1,015,152       Abstentions

           The ratification of the engagement of Deloitte & Touche LLP as independent auditors of the Company for the year ending January 31, 2004 was approved as follows:

                     157,803,791       Votes for Approval

                       2,534,177       Votes Against

                         925,113       Abstentions

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS.

           The Common Stock of CTI trades on the NASDAQ National Market System under the symbol CMVT. The following table sets forth the range of closing prices of the Common Stock as reported on NASDAQ for the past two fiscal years:

               YEAR           FISCAL QUARTER              LOW        HIGH

               2002       2/1/02    -     4/30/02        $11.68     $20.74
                          5/1/02    -     7/31/02        $ 7.60     $12.93
                          8/1/02    -    10/31/02        $ 6.82     $ 9.26
                         11/1/02    -     1/31/03        $ 7.87     $12.33

               2003       2/1/03    -     4/30/03        $ 8.82     $13.33
                          5/1/03    -     7/31/03        $12.08     $16.64
                          8/1/03    -    10/31/03        $13.41     $18.04
                         11/1/03    -     1/31/04        $16.55     $19.95


           There were 1,738 holders of record of Common Stock at April 7, 2004. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of Common Stock outstanding at such date was approximately 37,500.

           The Company has not declared or paid any cash dividends on its equity securities and currently does not expect to pay any cash dividends in the near future, but rather intends to retain its earnings to finance the development of the Company's business. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion, and will depend upon the Company's earnings, financial condition, capital requirements and other relevant factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.    SELECTED FINANCIAL DATA.

The following tables present selected consolidated financial data for the Company for the years ended January 31, 2000, 2001, 2002, 2003 and 2004. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. All financial information presented herein has been retroactively adjusted for the July 2000 acquisition of Loronix Information Systems, Inc. ("Loronix") to account for the transaction as a pooling of interests. All per share data has been restated to reflect a three-for-two stock split effected as a 50% stock dividend to shareholders of record on March 31, 1999, distributed on April 15, 1999, and a two-for-one stock split effected as a 100% stock dividend to shareholders of record on March 27, 2000, distributed on April 3, 2000.


                                                                                   YEAR ENDED JANUARY 31,
                                                      ------------------------------------------------------------------------------
                                                          2000(1)            2001              2002          2003            2004
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:

Sales                                                    $909,667       $1,225,058         $1,270,218        $735,889      $765,892

Acquisition expenses                                        2,016           15,971                  -               -             -

Workforce reduction, restructuring and
impairment charges (credits)                                    -                -             63,562          66,714        (2,123)

Income (loss) from operations                             172,250          234,624             64,844        (182,741)      (30,378)

Net income (loss)                                         173,147          249,136             54,619        (129,478)       (5,386)

Earnings (loss) per share - diluted                          1.08             1.39               0.29           (0.69)        (0.03)


                                                                                           JANUARY 31,
                                                      ------------------------------------------------------------------------------
                                                          2000(2)            2001              2002          2003            2004
                                                                                         (IN THOUSANDS)
Balance Sheet Data:

Working capital                                          $858,304       $1,860,379         $2,030,250      $1,766,507    $2,141,277

Total assets                                            1,372,847        2,625,264          2,704,163       2,403,659     2,728,042

Long-term debt, including current portion                 308,082          906,723            648,611         439,628       555,941

Stockholders' equity                                      724,839        1,236,165          1,616,408       1,549,692     1,672,546


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

           Amounts received from customers pursuant to the terms specified in contracts but for which revenue has not yet been recognized are recorded as advance payments from customers.

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

           Cost of sales include material costs, subcontractor costs, salary and related benefits for the operations and service departments, depreciation and amortization of equipment used in the operations and service departments, amortization of capitalized software development costs, royalties and license fee costs, travel costs and an overhead allocation. Research and development costs include salary and related benefits as well as travel, depreciation and amortization of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, insurance costs, facility costs, as well as other costs associated with sales, marketing, finance and administrative departments.

         Accounts receivable are generally diversified due to the large number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. As of January 31, 2004, there was no single customer balance that comprised 10% of the overall accounts receivable balance. The Company is required to estimate the collectibility of its accounts receivable each accounting period and record a reserve for bad debts. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings or bankruptcy. Reserve requirements are based on the best facts available and are re-evaluated and adjusted as additional information is received.

           Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers.

RESULTS OF OPERATIONS

HISTORICAL RESULTS

           Consolidated results of operations in dollars and as a percentage of sales for each of the three years in the period ended January 31, 2004 were as follows:

                                                  January 31,                  January 31,                   January 31,
                                                     2002            %            2003               %          2004           %
                                                     ----           ---           ----              ---         ----          ---
                                                                            (In thousands)
Sales:
   Product revenues                                 $1,113,168      87.6%          $547,141       74.4%        $534,585       69.8%
   Service revenues                                    157,050      12.4%           188,748       25.6%         231,307       30.2%
                                                ---------------              ---------------             ---------------
                                                     1,270,218     100.0%           735,889      100.0%         765,892      100.0%

Cost of sales:
   Product costs                                       384,796      34.6%           184,413       33.7%         181,059       33.9%
   Service costs                                       140,684      89.6%           153,708       81.4%         146,501       63.3%
                                                ---------------              ---------------             ---------------
                                                       525,480      41.4%           338,121       45.9%         327,560       42.8%

Gross margin                                           744,738      58.6%           397,768       54.1%         438,332       57.2%

Operating expenses:
Research and development, net                          293,296      23.1%           232,593       31.6%         216,457       28.3%
Selling, general and administrative                    323,036      25.4%           281,202       38.2%         254,376       33.2%
Workforce reduction, restructuring
   and impairment charges (credits)                     63,562       5.0%            66,714        9.1%          (2,123)      -0.3%
                                                ---------------              ---------------             ---------------

Income (loss) from operations                           64,844       5.1%          (182,741)     -24.8%         (30,378)      -4.0%

Interest and other income (expense), net                (6,501)     -0.5%            58,902        8.0%          38,958        5.1%
                                                ---------------              ---------------             ---------------

Income (loss) before income tax provision,
minority interest and equity in the earnings
(losses) of affiliates                                  58,343       4.6%          (123,839)     -16.8%           8,580        1.1%

Income tax provision                                     4,436       0.3%             3,294        0.4%           8,206        1.1%

Minority interest and equity in the
   earnings (losses) of affiliates                         712       0.1%            (2,345)      -0.3%          (5,760)       -0.8%
                                                ---------------              ---------------             ---------------

Net income (loss)                                      $54,619       4.3%         $(129,478)     -17.6%         $(5,386)       -0.7%
                                                ===============              ===============             ===============

           A detailed description of the Company's business segments as well as additional financial data, can be found in Note 20 to the Consolidated Financial Statements. The following is a summary of sales and income (loss) from operations by segment in dollars and as a percentage of sales for each of the three years in the period ended January 31, 2004:

                                                  January 31,                  January 31,                  January 31,
                                                     2002            %            2003               %         2004             %
                                                     ----           ---           ----              ---        ----            ---
                                                                             (In thousands)
Sales
-----

   CNS                                              $1,080,694      85.1%          $542,984       73.8%        $529,597        69.1%
   Ulticom                                              58,156       4.6%            29,231        4.0%          38,378         5.0%
   Verint                                              131,235      10.3%           157,775       21.4%         192,744        25.2%
   All other                                             9,966       0.8%             9,602        1.3%           9,983         1.3%
   Reconciling items                                    (9,833)     -0.8%            (3,703)      -0.5%          (4,810)       -0.6%
                                                 --------------               --------------              --------------

Consolidated total                                  $1,270,218     100.0%          $735,889      100.0%        $765,892       100.0%
                                                 ==============               ==============              ==============

Income (loss) from operations:
------------------------------

   CNS                                                 $66,105       6.1%         $(179,492)      -33.1%       $(40,913)       -7.7%
   Ulticom                                               8,523      14.7%            (8,362)      -28.6%          2,824         7.4%
   Verint                                               (2,533)     -1.9%            10,051         6.4%         17,189         8.9%
   All other                                              (984)     -9.9%              (615)       -6.4%         (1,152)      -11.5%
   Reconciling items                                    (6,267)     63.7%            (4,323)      116.7%         (8,326)      173.1%
                                                 --------------               --------------              --------------

Consolidated total                                     $64,844       5.1%         $(182,741)      -24.8%       $(30,378)       -4.0%
                                                 ==============               ==============              ==============

INTRODUCTION

           As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry that has been experiencing a challenging capital spending environment, although there is some evidence of recent improvement. The Company's CNS business unit experienced a slight decline in revenue of 2.5% year over year, although it achieved sequential revenue growth in each quarter throughout the year, and Ulticom experienced an increase in revenue of 31.3% year over year. Verint, which services the security and business intelligence markets, achieved record revenue and net income based, in part, on increased sales due to heightened awareness surrounding homeland defense and security related initiatives in the United States and abroad. Verint experienced an increase in revenue of 22.2% year over year. Overall, for the year ended January 31, 2004, the Company experienced year over year revenue growth of 4.1%, with a substantial majority of sales for the year generated from activities serving the telecommunications industry. The Company incurred an operating and net loss for the year.

YEAR ENDED JANUARY 31, 2004 COMPARED TO YEAR ENDED JANUARY 31, 2003

           Sales. Sales for the fiscal year ended January 31, 2004 ("fiscal 2003") increased by approximately $30.0 million, or 4%, compared to the fiscal year ended January 31, 2003 ("fiscal 2002"). This increase is primarily attributable to an increase in security and business intelligence recording sales of approximately $35.0 million, primarily as a result of increased security and surveillance sales, and increased service enabling signaling software sales of approximately $9.1 million. These increases were partially offset by a decrease in CNS sales of approximately $13.4 million. The decrease in CNS sales was due primarily to decreased business in Asia Pacific and the Americas, only partially offset by increased business in Europe. On a consolidated basis, service revenues represented approximately 30% and 26% of sales for fiscal 2003 and fiscal 2002, respectively, and sales to international customers represented approximately 66% and 65% of sales for fiscal 2003 and fiscal 2002, respectively.

           Cost of Sales. Cost of sales for fiscal 2003 decreased by approximately $10.6 million, or 3%, compared to fiscal 2002. The decrease in cost of sales is primarily attributable to decreased personnel-related and travel costs of approximately $18.1 million and $4.9 million, respectively, primarily the result of workforce reduction and other cost reduction efforts, and net decrease in various other costs of approximately $0.1 million, partially offset by increased royalty expense of approximately $12.5 million, primarily the result of a prior period credit realized upon a settlement with the OCS. Gross margins increased to approximately 57.2% in fiscal 2003 from approximately 54.1% in fiscal 2002.

           Research and Development, Net. Net research and development expenses for fiscal 2003 decreased by approximately $16.1 million, or 7%, compared to fiscal 2002. This decrease is primarily attributable to decreased personnel-related costs of approximately $17.2 million, which is primarily the result of workforce reduction and other cost reduction efforts and a reduction of research and development projects.

           Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2003 decreased by approximately $26.8 million, or 10%, compared to fiscal 2002, and as a percentage of sales decreased to approximately 33.2% in fiscal 2003 from approximately 38.2% in fiscal 2002. The decrease in the dollar amount of selling, general and administrative expenses is primarily attributable to lower bad debt expense of approximately $42.2 million, partially offset by increased personnel-related costs of approximately $13.6 million, due primarily to an overall increase in sales and marketing staff, increased headcount at Verint and increased sales commissions, and net increase in various other costs of approximately $1.8 million.

           Workforce Reduction, Restructuring and Impairment Charges (Credits). During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with the restructuring, the Company changed its organizational structure and product offerings, resulting in the impairment of certain assets. In connection with these actions, during fiscal 2002 and fiscal 2003, the Company incurred charges (credits) to operations of approximately $66.7 million and $(2.1) million, respectively. The fiscal 2002 charge of approximately $66.7 million is comprised of approximately $26.8 million for severance and other related costs, approximately $19.4 million for the elimination of excess facilities and related leasehold improvements and approximately $20.5 million for the write-off of certain property and equipment, including a reduction in the value of certain unimproved land in Israel, that the Company had acquired with a view to the future construction of facilities for its Israeli operations. The fiscal 2003 net credit of approximately $2.1 million is comprised of a charge of approximately $4.5 million for severance and other related costs, a credit of approximately $8.0 million for the reversal of a previously taken charge for the elimination of excess facilities and related leasehold improvements, primarily as a result of the sublet of a portion of the excess facilities, and a charge of approximately $1.4 million for the write-off of certain property and equipment. The Company expects to pay out approximately $3.1 million for severance and related obligations during the year ended January 31, 2005 and approximately $26.4 million for facilities and related obligations at various dates through January 2011.

           Loss from Operations. Loss from operations for fiscal 2003 decreased by approximately $152.4 million, or 83%, compared to fiscal 2002, and as a percentage of sales was approximately (4.0)% in fiscal 2003 compared to approximately (24.8)% in fiscal 2002. These changes resulted primarily from the factors described above.

           On a business segment basis, loss from operations for CNS for fiscal 2003 decreased by approximately $138.6 million, or 77%, compared to fiscal 2002, and as a percentage of sales was approximately (7.7)% in fiscal 2003 compared to approximately (33.1)% in fiscal 2002, as a result of the decrease in workforce reduction, restructuring and impairment charges (credits) of approximately $66.2 million and the decrease in other costs and expenses of approximately $85.8 million, primarily the result of workforce reduction and other cost reduction efforts, partially offset by decreased sales of approximately $13.4 million. Income from operations for Verint for fiscal 2003 increased by approximately $7.1 million, or 71%, compared to fiscal 2002, and as a percentage of sales increased to approximately 8.9% in fiscal 2003 from approximately 6.4% in fiscal 2002. Income (loss) from operations for Ulticom for fiscal 2003 increased by approximately $11.2 million compared to fiscal 2002, and as a percentage of sales increased to approximately 7.4% in fiscal 2003 from approximately (28.6)% in fiscal 2002.

           Interest and Other Income (Expense), Net. Interest and other income (expense), net for fiscal 2003 decreased by approximately $19.9 million compared to fiscal 2002. The principal reasons for the decrease are (i) a decrease in the gain recorded as a result of the Company's repurchases of its 1.50% convertible senior debentures due December 2005 (the "Debentures") of approximately $29.2 million; (ii) a decrease in foreign currency gains of approximately $22.8 million; (iii) decreased interest and dividend income of approximately $12.7 million due primarily to the decline in interest rates partially offset by an increase in invested assets; and (iv) other decrease of approximately $0.2 million, net. Such items were offset by (i) a decrease in net losses from the sale and write-down of investments of approximately $40.4 million; and (ii) decreased interest expense of approximately $4.6 million due primarily to the Company's repurchases of its Debentures and other debt reduction.

           Income Tax Provision. Provision for income taxes increased from fiscal 2002 to fiscal 2003 by approximately $4.9 million, or 149%, due primarily to shifts in the underlying mix of pre-tax income by entity and tax jurisdiction. The Company's overall rate of tax is reduced significantly by the existence of net operating loss carryforwards for Federal income tax purposes in the United States, as well as the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Minority Interest and Equity in the Earnings (Losses) of Affiliates. Minority interest and equity in the earnings (losses) of affiliates increased by approximately $3.4 million as a result of increased minority interest expense of approximately $5.7 million, primarily attributable to overall increased earnings at majority-owned subsidiaries, partially offset by a change in equity in the earnings (losses) of affiliates of approximately $2.3 million.

           Net Loss. Net loss decreased by approximately $124.1 million in fiscal 2003 compared to fiscal 2002, while as a percentage of sales was approximately (0.7)% in fiscal 2003 compared to approximately (17.6)% in fiscal 2002. These changes resulted primarily from the factors described above.

YEAR ENDED JANUARY 31, 2003 COMPARED TO YEAR ENDED JANUARY 31, 2002

           Sales. Sales for fiscal 2002 decreased by approximately $534.3 million, or 42%, compared to the fiscal year ended January 31, 2002 ("fiscal 2001"). The decrease in sales is primarily attributable to a decrease in CNS sales of approximately $537.7 million. Such decrease in CNS sales is attributable to all geographic regions, with sales by region as a percentage of total sales remaining fairly consistent between periods. In addition, security and business intelligence recording sales increased by approximately $26.5 million and service enabling signaling software sales decreased by approximately $28.9 million, respectively. On a consolidated basis, service revenues represented approximately 26% and 12% of sales for fiscal 2002 and fiscal 2001, respectively, and sales to international customers represented approximately 65% and 70% of sales for fiscal 2002 and fiscal 2001, respectively.

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

           Research and Development, Net. Net research and development expenses for fiscal 2002 decreased by approximately $60.7 million, or 21%, compared to fiscal 2001, primarily due to workforce reduction and other cost reduction efforts and a reduction of research and development projects.

           Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2002 decreased by approximately $41.8 million, or 13%, compared to fiscal 2001, and as a percentage of sales increased from approximately 25.4% in fiscal 2001 to approximately 38.2% in fiscal 2002. The decrease in the dollar amount of the expense was primarily due to workforce reduction and other cost reduction efforts.

           Workforce Reduction, Restructuring and Impairment Charges. During fiscal 2001 the Company committed to and began implementing a restructuring program to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with the restructuring, the Company changed its organizational structure and product offerings, resulting in the impairment of certain assets. In connection with these actions, during fiscal 2001 and fiscal 2002, the Company incurred charges to operations of approximately $63.6 million and $66.7 million, respectively. The fiscal 2001 charge of approximately $63.6 million is comprised of approximately $27.7 million for severance and other related costs, approximately $24.4 million for the elimination of excess facilities and related leasehold improvements, approximately $4.6 million for the write-off of certain property and equipment and approximately $4.0 million and $2.9 million for the write-off of certain inventory and capitalized software, respectively, that became impaired as a result of the change in the Company's product offerings. The fiscal 2002 charge of approximately $66.7 million is comprised of approximately $26.8 million for severance and other related costs, approximately $19.4 million for the elimination of excess facilities and related leasehold improvements and approximately $20.5 million for the write-off of certain property and equipment, including a reduction in the value of certain unimproved land in Israel, that the Company had acquired with a view to the future construction of facilities for its Israeli operations.

           Income (Loss) from Operations. Income (loss) from operations for fiscal 2002 decreased by approximately $247.6 million compared to fiscal 2001, and as a percentage of sales was approximately (24.8)% in fiscal 2002 compared to approximately 5.1% in fiscal 2001. These changes resulted primarily from the factors described above.

           On a business segment basis, income (loss) from operations for CNS for fiscal 2002 decreased by approximately $245.6 million compared to fiscal 2001, and as a percentage of sales was approximately (33.1)% in fiscal 2002 compared to approximately 6.1% in fiscal 2001, as a result of decreased sales of approximately $537.7 million, partially offset by the decrease in other costs and expenses of approximately $292.1 million, primarily the result of workforce reduction and other cost reduction efforts and decreased sales. Income (loss) from operations for Verint for fiscal 2002 increased by approximately $12.6 million compared to fiscal 2001, and as a percentage of sales increased to approximately 6.4% in fiscal 2002 from approximately (1.9)% in fiscal 2001. Income (loss) from operations for Ulticom for fiscal 2002 decreased by approximately $16.9 million compared to fiscal 2001, and as a percentage of sales was approximately (28.6)% in fiscal 2002 compared to approximately 14.7% in fiscal 2001.

           Interest and Other Income (Expense), Net. Interest and other income (expense), net for fiscal 2002 increased by approximately $65.4 million compared to fiscal 2001. The principal reasons for the increase are (i) decreased interest expense of approximately $6.8 million due to the redemption of the Company's $300.0 million 4.5% convertible debentures in June 2001, as well as the Company's repurchases of its Debentures during fiscal 2002; (ii) a gain of approximately $39.4 million recorded as a result of the Company's repurchases of its Debentures during fiscal 2002; (iii) change in foreign currency gains/losses of approximately $48.5 million due primarily to the strengthening of the Euro during fiscal 2002; and (iv) other changes of approximately $1.3 million, net. Such items were offset by (i) decreased interest and dividend income of approximately $26.0 million due primarily to the decline in interest rates during fiscal 2002; and (ii) an increase in net losses from the sale and write-down of investments of approximately $4.6 million.

           Income Tax Provision. Provision for income taxes decreased from fiscal 2001 to fiscal 2002 by approximately $1.1 million, or 26%, due primarily to the overall decrease in pre-tax income coupled with shifts in the underlying mix by entity and tax jurisdiction. The Company's overall rate of tax is reduced significantly by the existence of net operating loss carryforwards for Federal income tax purposes in the United States, as well as the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Minority Interest and Equity in the Earnings (Losses) of Affiliates. Minority interest and equity in the earnings (losses) of affiliates decreased by approximately $3.1 million as a result of increased minority interest expense of approximately $0.9 million, primarily attributable to overall increased earnings at majority-owned subsidiaries, and a change in equity in the earnings (losses) of affiliates of approximately $2.2 million.

           Net Income (Loss). Net income (loss) decreased by approximately $184.1 million in fiscal 2002 compared to fiscal 2001, while as a percentage of sales was approximately 4.3% in fiscal 2001 compared to approximately (17.6)% in fiscal 2002. The decrease resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at January 31, 2004 and 2003 was approximately $2,141.3 million and $1,766.5 million, respectively. At January 31, 2004 and 2003, the Company had total cash and cash equivalents, bank time deposits and short-term investments of approximately $2,198.5 million and $1,808.9 million, respectively.

           Operations for fiscal 2003, fiscal 2002 and fiscal 2001, after adjustment for non-cash items, provided (used) cash of approximately $80.3 million, $(34.1) million and $130.6 million, respectively. During such years, other changes in operating assets and liabilities provided cash of approximately $48.3 million, $130.9 million and $11.6 million, respectively. This resulted in net cash provided by operating activities of approximately $128.6 million, $96.8 million and $142.2 million during fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

           Investing activities for fiscal 2003, fiscal 2002 and fiscal 2001 provided (used) cash of approximately $(310.6) million, $35.9 million and $(122.4) million, respectively. These amounts include (i) net maturities and sales (purchases) of bank time deposits and investments of approximately $(261.6) million, $114.5 million and $(44.8) million, respectively; (ii) purchases of property and equipment of approximately $(35.3) million, $(34.1) million and $(54.6) million, respectively; (iii) capitalization of software development costs of approximately $(7.8) million, $(13.4) million and $(23.0) million, respectively; and (iv) net assets acquired as a result of acquisitions of approximately $(5.9) million and $(31.1) million in fiscal 2003 and fiscal 2002, respectively.

           Financing activities for fiscal 2003, fiscal 2002 and fiscal 2001 provided (used) cash of approximately $310.2 million, $(91.8) million and $67.0 million, respectively. These amounts include (i) net proceeds from the issuance of the Company's Zero Yield Puttable Securities due 2023 ("ZYPS") of approximately $412.8 million during fiscal 2003; (ii) the partial repurchase of the Company's Debentures of approximately $(253.3) million and $(169.8) million during fiscal 2003 and fiscal 2002, respectively; (iii) proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan of approximately $61.3 million, $12.4 million and $28.8 million, respectively; (iv) net proceeds from the issuance of common stock of subsidiaries in connection with public offerings and the exercise of stock options and employee stock purchase plans of approximately $129.0 million and $68.7 million in fiscal 2003 and fiscal 2002, respectively; (v) net proceeds from and (repayment of) bank loan of $(42.0) million and $42.0 million in fiscal 2003 and fiscal 2001, respectively; and (vi) other, net of approximately $2.4 million, $(3.1) million and $(3.8) million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

           In May 2003, the Company issued $420.0 million aggregate principal amount of its ZYPS, for net proceeds of approximately $412.8 million. The ZYPS are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The ZYPS are convertible, contingent upon the occurrence of certain events, into shares of the Company's common stock at a conversion price of $17.97 per share. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including, among others, the closing price of the common stock exceeding 120% of the conversion price over certain periods and other specified events. The ZYPS mature on May 15, 2023. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The ZYPS holders may require the Company to repurchase the ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may, under certain circumstances, pay the repurchase price in common stock.

           During fiscal 2002 and 2003, the Company acquired, in open market purchases, approximately $209.2 million and $266.1 million of face amount of the Debentures, respectively, for approximately $169.8 million and $253.3 million in cash, respectively, resulting in pre-tax gains, net of debt issuance costs, of approximately $39.4 million and $10.2 million, respectively, included in `Interest and other income (expense), net' in the Consolidated Statements of Operations.

           As of January 31, 2004, the Company had outstanding Debentures of approximately $124.7 million. During February 2004, the Company acquired, in open market purchases, approximately $30.5 million of face amount of the Debentures, for approximately $30.0 million in cash, resulting in a pre-tax gain, net of debt issuance costs, of approximately $0.2 million.

           In January 2002, Verint took a bank loan in the amount of $42.0 million. The loan, which matured in February 2003, bore interest at LIBOR plus 0.55% and was guaranteed by CTI. During February 2003, Verint repaid the bank loan.

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

           In June 2003, Verint completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share. The shares offered included 149,731 shares issued to Smartsight Networks Inc.'s ("Smartsight") former shareholders in connection with its acquisition. The proceeds of the offering were approximately $122.2 million, net of offering expenses. The Company recorded a gain of approximately $62.9 million, which was recorded as an increase in stockholders' equity as a result of the issuance. As of January 31, 2004, the Company's ownership interest in Verint was approximately 61.8%.

           On March 31, 2004, Verint acquired certain assets and assumed certain liabilities relating to ECtel Ltd.'s ("ECtel") communication interception business for approximately $35,000,000 in cash. The acquisition is expected to provide Verint with additional communication interception capabilities for the mass collection and analysis of voice and data communications. These technologies will be integrated into Verint's existing product offerings. In addition, some of ECtel's existing customers are new customers in new countries for Verint in the Asia Pacific and Latin America regions.

           In May 2003, Verint acquired all of the issued and outstanding shares of Smartsight, a Canadian corporation that develops IP-based video edge devices and software for wireless video transmission. The purchase price consisted of approximately $7.1 million in cash and 149,731 shares of Verint common stock, valued at approximately $3.1 million, or $20.46 per share.

           In February 2002, Verint acquired the digital video recording business of Lanex, LLC ("Lanex"). The Lanex business provides digital video recording solutions for security and surveillance applications primarily to North American banks. The purchase price consisted of approximately $9.5 million in cash and a $2.2 million non-interest bearing note, guaranteed by CTI, and convertible in whole or in part, into shares of Verint's common stock at a conversion price of $16.06 per share. The note matured and was converted into shares of Verint common stock on February 1, 2004.

           In June 2002, the Company acquired Odigo, Inc. ("Odigo"), a privately-held provider of instant messaging and presence management solutions to service providers. The purchase price was approximately $20.1 million in cash. Prior to the acquisition, the Company was a strategic partner with Odigo, holding an equity position which it previously acquired for approximately $3 million.

           The ability of the Company's Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that cash dividends may be paid by an Israeli corporation only out of retained earnings as determined for statutory purposes in Israeli currency. In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years' earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States. Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. The Israeli company is also subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of the Approved Enterprise status.

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

           The Company believes that its existing working capital, together with funds generated from operations, will be sufficient to provide for its planned operations for the foreseeable future, on both a consolidated and individual business segment basis.

CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives the majority of its revenue from the telecommunications industry, which is experiencing a challenging capital spending environment. While there is some evidence that the capital spending environment has improved, the spending by the Company's customers remains uncertain. The Company's operating results and financial condition have been adversely affected by declines in technology purchases and capital expenditures by telecommunications service providers ("TSP"), and the Company's operating results and financial condition will be adversely affected in the event deterioration in capital expenditures by TSPs resumes. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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


           In May 2003, the Company issued $420,000,000 aggregate principal amount of zero yield puttable securities ("ZYPS"). The ZYPS are convertible into shares of the Company's common stock at a conversion price of $17.97 per share, which would result in the issuance of an aggregate of approximately 23.4 million shares, subject to adjustment upon the occurrence of specified events. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including, among others, the closing price of the common stock exceeding 120% of the conversion price over certain periods and other specified events. The ZYPS mature on May 15, 2023. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The ZYPS holders may require the Company to repurchase the ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. The Company may not have enough cash or have the ability to access enough cash to pay the ZYPS. If the threshold for conversion of the ZYPS is achieved it will result in dilution of the Company's earnings per share. If the ZYPS are converted into the Company's shares it will result in a dilution of existing stockholders.

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

           The market for the Company's security and business intelligence products in the past has been affected by weakness in general economic conditions, delays or reductions in customers' information technology spending and uncertainties relating to government expenditure programs. The Company's business generated from government contracts may be adversely affected if: (i) the Company's reputation or relationship with government agencies is impaired,
(ii) the Company is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency, (iii) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where the Company does not provide products and services, (iv) the Company is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, including those related to procurement, (v) the Company is not granted security clearances required to sell products to domestic or foreign governments or such security clearances are revoked, or (vi) there is a change in government procurement procedures. Competitive conditions in this sector also have been affected by the increasing use by certain potential customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals.

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

           During the period between the evaluation and purchase of a system, customers may defer or scale down proposed orders of the Company's products for, among other reasons: (i) changes in budgets and purchasing priorities; (ii) reduced need to upgrade existing systems; (iii) deferrals in anticipation of enhancements or new products; (iv) introduction of products by the Company's competitors; and (v) lower prices offered by the Company's competitors.

           Geopolitical, economic and military conditions could directly affect the Company's operations. The outbreak of severe acute respiratory syndrome ("SARS") curtailed travel to and from certain countries (primarily in the Asia-Pacific region). Restrictions on travel to and from these and other regions on account of additional incidents of SARS could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. More recently, the U.S. military involvement in overseas operations including, for example, the war with Iraq, could have a material adverse effect on the Company's business, results of operations, and financial condition.

           Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Israel has experienced terrorist incidents within its borders. During this period, peace negotiations between Israel and representatives of the Palestinian Authority have been sporadic and currently are suspended. The Company could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees in Israel are required to perform annual compulsory military service in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations.

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

           The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company has regularly participated in a conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel ("OCS") under which it has received significant benefits through reimbursement of up to 50% of qualified research and development expenditures. Certain of the Company's subsidiaries (not including Comverse) currently pay royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. Such royalty payments are currently required to be made until the government has been reimbursed the amounts received by the Company, which is linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. As of January 31, 2004, such subsidiaries of the Company received approximately $53.8 million in cumulative grants from the OCS and recorded approximately $21.7 million in cumulative royalties to the OCS. During the year ended January 31, 2003, Comverse finalized an arrangement with the OCS whereby Comverse agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, Comverse began to receive lower amounts from the OCS than it had historically received, but will not have to pay royalty amounts on such grants. The amount of reimbursement received by the Company under this program has been reduced significantly, and the Company does not expect to receive significant reimbursement under this program in the future. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The continued reduction in the benefits received by the Company under the program, or the termination of its eligibility to receive these benefits at all in the future, could adversely affect the Company's operating results.

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

           The Company's operating results have fluctuated in the past and may do so in the future. The trading price of the Company's shares has been affected by the factors disclosed herein as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology-related industries, such as the Company, tend to exhibit a high degree of volatility, which at times is unrelated to the operating performance of a company. The announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant negative effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications equipment industry in general, and the Company's business segments in particular, which may not have any direct relationship with the Company's business or prospects.

           The Company's board of directors' ability to designate and issue up to 2,500,000 shares of preferred stock and to issue additional shares of common stock could adversely affect the voting power of the holders of common stock, and could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of the Company. If this occurs, investors could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

           As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2004, we were not involved in any unconsolidated SPE transactions.

           The Company has obtained bank guaranties primarily for the performance of certain obligations under contracts with customers as well as for the guarantee of certain payment obligations. These guaranties, which aggregated approximately $39.6 million at January 31, 2004, are generally to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 2004.

           The Company is exposed to market risk from changes in foreign currency exchange rates and may, from time to time, use foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of its products in foreign currency, primarily the Euro, will be adversely affected by changes in exchange rates. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. These instruments are not designated as hedges and the change in fair value is included in income currently. As of January 31, 2004, the Company had approximately $31.7 million of notional amount of foreign exchange forward contracts to sell Euros with an original maturity of three months. The fair value of these contracts as of January 31, 2004 of approximately $(0.2) million is included in `Interest and other income (expense), net' in the Consolidated Statements of Operations.

           The impact that our aggregate contractual obligations as of January 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

                                                                         PAYMENTS DUE BY PERIOD
                                            -------------------------------------------------------------------------------
                                                                 LESS THAN                                       MORE THAN
                                                TOTAL             1 YEAR         1-3 YEARS      3-5 YEARS         5 YEARS
                                                -----             ------         ---------      ---------         -------
                                                                               (IN THOUSANDS)

Long-term debt obligations (1)                    $555,492           $   -        $134,097           $ 470        $420,925
Operating lease obligations                        103,946          31,391          39,404          17,344          15,807
Purchase obligations (2)                            28,897          28,897               -               -               -
Other long-term liabilities                          4,726               -           4,726               -               -
                                            --------------- --------------- --------------- --------------- ---------------

Total                                             $693,061         $60,288        $178,227         $17,814        $436,732
                                            --------------- --------------- --------------- --------------- ---------------

(1) Includes (as > 5 Years) $420.0 million aggregate principal amount of the Company's ZYPS, which mature on May 15, 2023. The ZYPS are convertible, contingent upon the occurrence of certain events, into shares of the Company's common stock at a conversion price of $17.97 per share. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including, among others, the closing price of the common stock exceeding 120% of the conversion price over certain periods and other specified events. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The ZYPS holders may require the Company to repurchase the ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may, under certain circumstances, pay the repurchase price in common stock.

(2) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

           In 1997, a subsidiary of CTI and Quantum Industrial Holdings Ltd. organized two new companies to make investments, including investments in high technology ventures. Each participant committed a total of $37.5 million to the capital of the new companies, for use as suitable investment opportunities are identified. Quantum Industrial Holdings Ltd. is a member of the Quantum Group of Funds managed by Soros Fund Management LLC and affiliated management companies. As of January 31, 2004, the Company had invested approximately $26.4 million related to these ventures. In addition, the Company has committed approximately $17.4 million to various funds, ventures and companies which may be called at the option of the investee.

           The Company licenses certain technology, "know-how" and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties, typically ranging up to 6% of net sales of the related products, under such licenses and under other agreements entered into in connection with research and development financing, including projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS"), under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. Certain of the Company's subsidiaries accrue royalties to the OCS for the sale of products incorporating technology developed in these projects in varying amounts based upon the revenues attributed to the various components of such products. Royalties due to the OCS in respect of research and development projects are required to be paid until the OCS has received total royalties up to the amounts received by the Company under the approved project budgets, plus interest in certain circumstances. As of January 31, 2004, such subsidiaries had received approximately $53.8 million in cumulative grants from the OCS, and have recorded approximately $21.7 million in cumulative royalties to the OCS.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

           In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial statements.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

           From time to time, the Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as "will," "plans," "expects," "intends," "believes," "seeks," "estimates," or "anticipates" or by variations of such words or by similar expressions.

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

           The Company operates internationally and is therefore exposed to potentially adverse movements in foreign currency rate changes. The primary currencies that the Company is exposed to are the Euro and the Israeli Shekel. The Company may, from time to time, use foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of its products in foreign currency, primarily the Euro, will be adversely affected by changes in exchange rates. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. As of January 31, 2004, the Company had approximately $31.7 million of notional amount of foreign exchange forward contracts to sell Euros with a fair value of approximately $(0.2) million with an original maturity of three months. Neither a 10% increase nor decrease from current exchange rates would have a material effect on the Company's consolidated financial statements.

           Various financial instruments held by the Company are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the Company's investments in debt securities due to differences between the market interest rates and rates at the date of purchase of these financial instruments. Neither a 10% increase nor decrease from current interest rates would have a material effect on the Company's consolidated financial statements.

           Equity investments held by the Company are subject to equity price risks. Neither a 10% increase nor decrease in equity prices would have a material effect on the Company's consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The financial information required by Item 8 is included elsewhere in this report.

           See Part IV, Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

ITEM 9A.   CONTROLS AND PROCEDURES.

            (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of January 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of January 31, 2004.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended January 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           Information required by this item is incorporated herein by reference to the information in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 15, 2004 (the "Proxy Statement") under the captions "Codes of Business Conduct and Ethics", "Background of Directors and Executive Officers", "Audit Committee", and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION.

           Information required by this Item is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

           Information required by this Item is incorporated by reference to "Security Ownership of Management and Principal Shareholders" and "Equity Compensation Plan Information" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Information required by this Item is incorporated by reference to "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

           Information required by this Item is incorporated by reference to "Independent Accounting Firm Fees" and "Policy for Audit, Audit Related and Non-Audit Services" in the Proxy Statement.

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K.



(a) Documents filed as part of this report.                             Page(s)
    --------------------------------------                              -------


      (1)       Financial Statements.

                Index to Consolidated Financial Statements                  F-1

                   Independent Auditors' Report                             F-2

                Consolidated Balance Sheets as of
                          January 31, 2003 and 2004                         F-3

                Consolidated Statements of Operations
                          for the Years Ended
                          January 31, 2002, 2003 and 2004                   F-4

                Consolidated Statements of Stockholders' Equity
                          for the Years Ended
                          January 31, 2002, 2003 and 2004                   F-5

                Consolidated Statements of Cash Flows
                          for the Years Ended
                          January 31, 2002, 2003 and 2004                   F-6

                          Notes to Consolidated Financial Statements        F-7

      (2) Financial Statement Schedules.
          -----------------------------

                          None.

      (3) Exhibits.
          --------
                          The Index of Exhibits commences on the following page. Exhibits numbered 10.1 through 10.4 and
                          10.6 through 10.11 comprise material compensatory plans and arrangements of the registrant.

(b) Reports on Form 8-K
    -------------------

           During the fourth quarter of 2003, the Company filed two reports on Form 8-K:

           (1) Report on Form 8-K dated December 3, 2003

           Item 12. Results of Operations and Financial Condition:
           This report attached the Company's press release dated
           December 3, 2003, announcing the financial results for the fiscal quarter ended October 31, 2003.

          (2) Report on Form 8-K dated January 16, 2004

          Item 5. Other Events:

          This report announced the time and date of the Company's 2004 Annual Meeting of Shareholders and informed shareholders of revised deadlines pursuant to Rule 14a-5 f of the Securities Exchange Act of 1934, as amended.

(c)       Index of Exhibits

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

          3.5* Certificate of Amendment of Certificate of Incorporation dated September 19, 2000. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 2001.)

          3.6* By-Laws, as amended. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 2003.)

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

          4.4* Indenture dated as of May 7, 2003 from Comverse Technology, Inc., to JPMorgan Chase Bank, Trustee. (Incorporated by reference to the Registrant's Registration Statement on Form S-3 under the Securities Act of 1933, Registration No. 333-106391.)

          4.5* Specimen Zero Yield Puttable Securities Due May 15, 2023. (Incorporated by reference to the Registrant's Registration Statement on Form S-3 under the Securities Act of 1933, Registration No. 333-106391.)

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

          10.4**    Form of Restricted Stock Agreement.

          10.5* Form of Indemnity Agreement between Comverse Technology, Inc. and its Officers and Directors. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 2003.)

          10.6* 1997 Employee Stock Purchase Plan, as amended. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual meeting of Shareholders held June 15, 2001.)

          10.7* 2004 Management Incentive Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Shareholders held December 16, 2003.)

          10.8* 2002 Employee Stock Purchase Plan, as amended. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Shareholders held December 16, 2003.)

          10.9* 1997 Stock Incentive Compensation Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Shareholders held January 13, 1998.)

          10.10* 1999 Stock Incentive Compensation Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Shareholders held October 8, 1999.)

          10.11* 2000 Stock Incentive Compensation Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Shareholders held September 15, 2000.)

          10.12* 2001 Stock Incentive Compensation Plan. (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Shareholders held June 15, 2001.)

          10.13* Lease dated November 5, 1990 between Boston Technology, Inc. and Wakefield Park Limited Partnership ("Lease"). (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1991.)

          10.14* First Amendment to Lease dated as of March 31, 1993 between Boston Technology, Inc. and WBAM Limited Partnership. (Incorporated by reference to the Quarterly Report of Boston Technology, Inc. on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended October 31, 1993.)

          10.15* Second Amendment to Lease dated as of August 31, 1994 between Boston Technology, Inc. and WBAM Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1995.)

          10.16* Third Amendment to Lease dated as of June 7, 1996 between Boston Technology, Inc. and WBAM Limited Partnership. (Incorporated by reference to the Annual Report of Boston Technology, Inc. on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 1997.)

          10.17* Fourth Amendment to Lease dated as of December 21, 1998 between Wakefield 100 LLC and Comverse Technology, Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 2003.)

          10.18* Fifth Amendment to Lease dated as of September 5, 2002 between SC Wakefield 200, Inc. and Comverse Technology, Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 2003.)

          21.1**    Subsidiaries of Registrant.

          23.1**    Consent of Deloitte & Touche LLP.

          24.1      Powers of Attorney (see signature page to this report.)

          31.1** Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2** Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32*** Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------

*    Incorporated by reference.

**   Filed herewith.

*** This exhibit is being "furnished" pursuant to Item 601(b)(32) of SEC Regulation S-K and are not deemed "filed" with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMVERSE TECHNOLOGY, INC.
                                          (Registrant)


April 14, 2004                      By:  /s/ Kobi Alexander
                                        ----------------------------------------
                                        Kobi Alexander, Chief Executive Officer

                                        Kobi Alexander
                                        Chairman and CEO
                                        Principal Executive Officer

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

/s/ Kobi Alexander                          April 14, 2004
----------------------------------
Kobi Alexander,
Chairman and CEO, Director

/s/ David Kreinberg                         April 14, 2004
----------------------------------
David Kreinberg,
Executive Vice President and CFO

/s/ Raz Alon                                April 14, 2004
----------------------------------
Raz Alon, Director

/s/ Itsik Danziger                          April 14, 2004
----------------------------------
Itsik Danziger, Director

/s/ John H. Friedman                        April 14, 2004
----------------------------------
John H. Friedman, Director

/s/ Ron Hiram                               April 14, 2004
----------------------------------
Ron Hiram, Director

/s/ Sam Oolie                               April 14, 2004
----------------------------------
Sam Oolie, Director

/s/ William F. Sorin                        April 14, 2004
----------------------------------
William F. Sorin, Director

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                          PAGE

Independent Auditors' Report                                              F-2

Consolidated Balance Sheets as of January 31, 2003 and 2004               F-3

Consolidated Statements of Operations for the
   Years Ended January 31, 2002, 2003 and 2004                            F-4

Consolidated Statements of Stockholders' Equity for the
   Years Ended January 31, 2002, 2003 and 2004                            F-5

Consolidated Statements of Cash Flows for the
   Years Ended January 31, 2002, 2003 and 2004                            F-6

Notes to Consolidated Financial Statements                                F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Comverse Technology, Inc. Woodbury, New York

We have audited the accompanying consolidated balance sheets of Comverse Technology, Inc. and subsidiaries (the "Company") as of January 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of January 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/S/ Deloitte & Touche LLP

New York, New York
March 31, 2004

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2003 AND 2004
(IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             2003                        2004
                                                                                             ----                        ----
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                            $   1,402,783                $   1,530,995
   Bank time deposits                                                                          20,000                          888
   Short-term investments                                                                     386,089                      666,616
   Accounts receivable, net                                                                   212,953                      158,236
   Inventories                                                                                 40,015                       54,751
   Prepaid expenses and other current assets                                                   65,018                       50,798
                                                                                        --------------               --------------
TOTAL CURRENT ASSETS                                                                        2,126,858                    2,462,284
PROPERTY AND EQUIPMENT, net                                                                   146,380                      125,023
OTHER ASSETS                                                                                  130,421                      140,735
                                                                                        --------------               --------------
TOTAL ASSETS                                                                            $   2,403,659                $   2,728,042
                                                                                        ==============               ==============

------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                            2003                      2004
------------------------------------                                                            ----                      ----

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                $     260,810                $     229,296
   Bank loans and other debt                                                                   46,045                        2,649
   Advance payments from customers                                                             53,496                       89,062
                                                                                        --------------               --------------
TOTAL CURRENT LIABILITIES                                                                     360,351                      321,007
CONVERTIBLE DEBT                                                                              390,838                      544,723
LIABILITY FOR SEVERANCE PAY                                                                     9,778                       12,324
OTHER LIABILITIES                                                                               9,452                       15,964
                                                                                        --------------               --------------
TOTAL LIABILITIES                                                                             770,419                      894,018
                                                                                        --------------               --------------

MINORITY INTEREST                                                                              83,548                      161,478
                                                                                        --------------               --------------

COMMITMENTS AND CONTINGENCIES (Note 21)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value - authorized, 2,500,000
     shares; issued, none
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 187,754,407 and 194,549,886 shares                                18,775                       19,454
   Additional paid-in capital                                                               1,078,720                    1,210,547
   Unearned stock compensation                                                                      -                       (6,707)
   Retained earnings                                                                          445,285                      439,899
   Accumulated other comprehensive income                                                       6,912                        9,353
                                                                                        --------------               --------------
TOTAL STOCKHOLDERS' EQUITY                                                                  1,549,692                    1,672,546
                                                                                        --------------               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $   2,403,659                $   2,728,042
                                                                                        ==============               ==============

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------

                                                                        JANUARY 31,            JANUARY 31,           JANUARY 31,
                                                                           2002                   2003                  2004
                                                                           ----                   ----                  ----
Sales:
   Product revenues                                                     $1,113,168            $  547,141             $  534,585
   Service revenues                                                        157,050               188,748                231,307
                                                                        -----------           -----------            -----------
                                                                         1,270,218               735,889                765,892
                                                                        -----------           -----------            -----------

Cost of sales:
   Product costs                                                           384,796               184,413                181,059
   Service costs                                                           140,684               153,708                146,501
                                                                        -----------           -----------            -----------
                                                                           525,480               338,121                327,560
                                                                        -----------           -----------            -----------


Gross margin                                                               744,738               397,768                438,332

Operating expenses:
   Research and development, net                                           293,296               232,593                216,457
   Selling, general and administrative                                     323,036               281,202                254,376
   Workforce reduction, restructuring
        and impairment charges (credits)                                    63,562                66,714                 (2,123)
                                                                        -----------           -----------            -----------

   Income (loss) from operations                                            64,844              (182,741)               (30,378)

   Interest and other income (expense), net                                 (6,501)               58,902                 38,958
                                                                        -----------           -----------            -----------

Income (loss) before income tax provision, minority
  interest and equity in the earnings (losses) of affiliates                58,343              (123,839)                 8,580

Income tax provision                                                         4,436                 3,294                  8,206

Minority interest and equity in the earnings (losses)
   of affiliates                                                               712                (2,345)                (5,760)
                                                                        -----------           -----------            -----------

Net income (loss)                                                       $   54,619            $ (129,478)            $   (5,386)
                                                                        ===========           ===========            ===========

Earnings (loss) per share:
     Basic                                                              $     0.30            $    (0.69)            $    (0.03)
                                                                        ===========           ===========            ===========
     Diluted                                                            $     0.29            $    (0.69)            $    (0.03)
                                                                        ===========           ===========            ===========

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004
(IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------

                                                                                                    Accumulated Other
                                                                                                  Comprehensive Income
                                          Common Stock                                            --------------------     Total
                                          ------------       Additional    Unearned              Unrealized  Cumulative    Stock-
                                       Number of    Par       Paid-in       Stock      Retained    Gains     Translation  holders'
                                        Shares     Value      Capital    Compensation  Earnings   (Losses)   Adjustment    Equity
                                        ------     -----      -------    ------------  --------   --------   ----------    ------
BALANCE, FEBRUARY 1, 2001            168,643,623  $ 16,864  $   692,014   $      -    $ 520,144   $ 7,526      $ (383)  $ 1,236,165

Comprehensive income:
Net income                                                                               54,619
Unrealized loss on available-for-sale
     securities                                                                                    (3,227)
Translation adjustment                                                                                             872
Total comprehensive income                                                                                                   52,264
Warrant exercises                      1,792,932       179         (179)                                                          -
Common stock issued for employee
     stock purchase plan                 394,866        39       12,401                                                      12,440
Exercise of stock options              1,463,467       148       16,196                                                      16,344
Conversion of debentures              13,953,462     1,395      294,801                                                     296,196
Tax benefit of dispositions of stock
     options                                                      2,999                                                       2,999
------------------------------------------------------------------------------------------------------------------------------------


BALANCE, JANUARY 31, 2002            186,248,350    18,625    1,018,232          -      574,763     4,299         489     1,616,408

Comprehensive loss:
Net loss                                                                               (129,478)
Unrealized gain on available-for-sale
     securities                                                                                       827
Translation adjustment                                                                                          1,297
Total comprehensive loss                                                                                                   (127,354)
Common stock issued for employee
     stock purchase plan                 975,396        97        8,097                                                       8,194
Exercise of stock options                530,661        53        4,121                                                       4,174
Issuance of subsidiary shares                                    47,996                                                      47,996
Tax benefit of dispositions of stock
     options                                                        274                                                         274
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2003            187,754,407    18,775    1,078,720          -      445,285     5,126       1,786     1,549,692

Comprehensive loss:
Net loss                                                                                 (5,386)
Unrealized loss on available-for-sale
     securities                                                                                       (53)
Translation adjustment                                                                                          2,494
Total comprehensive loss                                                                                                     (2,945)
Common stock issued for employee
     stock purchase plan                 711,138        71        6,012                                                       6,083
Common stock issued for restricted
     stock grant                         314,300        31        5,218     (5,249)                                               -
Exercise of stock options              5,770,041       577       54,610                                                      55,187
Issuance of subsidiary shares                                    64,616     (1,672)                                          62,944
Tax benefit of dispositions of stock
     options                                                      1,371                                                       1,371
Amortization of unearned stock
     compensation                                                              214                                              214
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2004            194,549,886  $ 19,454  $ 1,210,547   $ (6,707)   $ 439,899   $ 5,073     $ 4,280   $ 1,672,546
                                     ===========  ========  ===========   =========   =========   =======     =======   ===========

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                  JANUARY 31,       JANUARY 31,        JANUARY 31,
                                                                                     2002              2003               2004
                                                                                     ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $      54,619     $     (129,478)    $      (5,386)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                   63,824             67,355            71,771
     Minority interest                                                                  667              1,570             7,246
     Operating asset write-downs and impairments                                     11,530             26,445             6,684
     Changes in operating assets and liabilities:
        Accounts receivable, net                                                    (12,611)           161,737            56,395
        Inventories                                                                  55,775             13,446           (14,071)
        Prepaid expenses and other current assets                                    (2,172)            19,728            11,123
        Accounts payable and accrued expenses                                        33,481            (74,856)          (33,302)
        Advance payments from customers                                             (82,599)            13,822            35,565
        Liability for severance pay                                                   1,848               (426)            2,407
        Other, net                                                                   17,823             (2,497)           (9,812)
                                                                              --------------     --------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           142,185             96,846           128,620
                                                                              --------------     --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and sales (purchases) of bank time deposits
     and investments, net                                                           (44,762)           114,471          (261,582)
   Purchase of property and equipment                                               (54,634)           (34,092)          (35,352)
   Capitalization of software development costs                                     (23,027)           (13,391)           (7,759)
   Net assets acquired                                                                    -            (31,130)           (5,910)
                                                                              --------------     --------------    --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                (122,423)            35,858          (310,603)
                                                                              --------------     --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of convertible debt                                         -                  -           412,766
   Repurchase of convertible debt                                                         -           (169,788)         (253,254)
   Proceeds from issuance of common stock in connection
     with exercise of stock options and
     employee stock purchase plan                                                    28,784             12,368            61,270
   Net proceeds from issuance of common stock of subsidiaries                             -             68,695           129,032
   Proceeds from bank loan                                                           42,000                  -                 -
   Repayment of bank loan                                                                 -                  -           (42,000)
   Other, net                                                                        (3,789)            (3,058)            2,381
                                                                              --------------     --------------    --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  66,995            (91,783)          310,195
                                                                              --------------     --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            86,757             40,921           128,212
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      1,275,105          1,361,862         1,402,783
                                                                              --------------     --------------    --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $   1,361,862      $   1,402,783      $  1,530,995
                                                                              ==============     ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                     $      16,240      $      10,458      $      4,512
                                                                              ==============     ==============    ==============
   Cash paid during the year for income taxes                                 $       8,379      $      11,682      $     10,503
                                                                              ==============     ==============    ==============

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004
--------------------------------------------------------------------------------

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

         SHORT-TERM INVESTMENTS - The Company classifies all of its short-term investments as available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of stockholders' equity.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

         PROPERTY AND EQUIPMENT, NET - Property and equipment are carried at cost less accumulated depreciation and amortization. The Company depreciates its property and equipment primarily on a straight-line basis over periods generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and improvements are capitalized.

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

         Amounts received from customers pursuant to the terms specified in contracts but for which revenue has not yet been recognized are recorded as advance payments from customers.

         Post-contract customer support ("PCS") services are sold separately or as part of a multiple element arrangement, in which case the related PCS element is determined based upon vendor-specific objective evidence of fair value, such that the portion of the total fee allocated to PCS services is generally recognized as revenue ratably over the term of the PCS arrangement.

         Revenues from certain development contracts are recognized under the percentage-of-completion method on the basis of physical completion to date or using actual costs incurred to total expected costs under the contract. Revisions in estimates of costs and profits are reflected in the accounting period in which the facts that require the revision become known. At the time a loss on a contract is known, the entire amount of the estimated loss is accrued. Amounts received from customers in excess of revenues earned under the percentage-of-completion method are recorded as advance payments from customers. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance, and are included in `Cost of sales' in the Consolidated Statements of Operations.

         Expenses incurred in connection with research and development activities, other than certain software development costs that are capitalized, and selling, general and administrative expenses are charged to operations as incurred.

         SOFTWARE DEVELOPMENT COSTS - Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers. Amortization expense amounted to approximately $9,129,000, $12,594,000 and $15,149,000 for the years ended January 31, 2002, 2003 and 2004, respectively.

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

         DERIVATIVE FINANCIAL INSTRUMENTS - The Company is exposed to market risk from changes in foreign currency exchange rates and may, from time to time, use foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of its products in foreign currency, primarily the Euro, will be adversely affected by changes in exchange rates. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. These instruments are not designated as hedges and the change in fair value is included in income currently. As of January 31, 2004, the Company had approximately $31,668,000 of notional amount of foreign exchange forward contracts to sell Euros with an original maturity of three months. The fair value of these contracts as of January 31, 2004 of approximately $(183,000) is included in `Interest and other income (expense), net' in the Consolidated Statements of Operations. As of January 31, 2003, the Company had no outstanding foreign exchange contracts.

         GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Other intangible assets include identifiable acquired software and technology, trade name and non-compete agreements. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill and certain intangible assets are no longer amortized, but rather are reviewed for impairment on at least an annual basis. The Company has performed these reviews and deemed there to be no such impairment as of January 31, 2003 and 2004. Other intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally not exceeding six years.

         OTHER ASSETS - Licenses of patent rights and acquired "know-how" are recorded at cost and amortized using the straight-line method over the estimated useful lives of the related technology, generally not exceeding four years. Debt issue costs are amortized using the effective interest method over the term of the related debt.

         LONG-LIVED ASSETS - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and proceeds from its eventual disposition are less than its carrying amount. Impairment is measured at fair value. In connection with its restructuring plan, during the years ended January 31, 2002, 2003 and 2004, the Company identified certain impairment losses that are included in `Workforce reduction, restructuring and impairment charges (credits)' in the Consolidated Statements of Operations. Refer to Note 9 for details.

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially expose the Company to concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in money market funds placed with major banks and financial institutions, bank time deposits, corporate commercial paper, corporate and municipal short-term notes, corporate medium-term notes, mortgage and asset backed securities, U.S. government and U.S. government corporation and agency obligations, mutual funds, trusts and closed-end funds investing in the like and common and preferred stock. Accounts receivable are generally diversified due to the number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. As of January 31, 2003 and 2004, there was no single customer balance that comprised 10% of the overall accounts receivable balance. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

         The roll forward of the allowance for doubtful accounts is as follows:

                                                         YEARS ENDED JANUARY 31,
                                                   --------------------------------------
                                                    2002            2003           2004
                                                   --------       --------       --------
                                                                 (IN THOUSANDS)

          Balance at beginning of period           $23,755        $41,955        $56,759
          Charges to costs and expenses             21,126         45,300         12,014
          Recoveries                                     -              -        (12,200)
          Deductions                                (3,076)       (30,559)        (9,072)
          Other                                        150             63          2,457
                                                   --------       --------       --------
          Balance at end of period                 $41,955        $56,759        $49,958
                                                   ========       ========       ========


         BANK LOANS - In January 2002, a majority-owned subsidiary of CTI, Verint Systems Inc. ("Verint") took a bank loan in the amount of $42,000,000. The loan, which matured in February 2003, bore interest at LIBOR plus 0.55% and was guaranteed by CTI. During February 2003, Verint repaid the bank loan.

         ISSUANCE OF SUBSIDIARY STOCK - Sales of stock by subsidiaries are accounted for as capital transactions with the adjustment to additional paid-in capital. No gain or loss is recognized on these transactions.

         STOCK-BASED COMPENSATION - At January 31, 2004, the Company had in place the Comverse Stock Incentive Plans, as fully described in Note
         14. The Company accounts for its option grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based employee compensation cost for stock options is reflected in net income (loss) for any periods, as all options granted under the plan had an exercise price at least equal to the market value of the underlying common stock on the date of grant. During the year ended January 31, 2004, the Company and one of its subsidiaries granted shares of restricted stock to certain key employees. For the years ended January 31, 2002, 2003 and 2004, respectively, stock-based employee compensation expense of approximately $0, $0 and $214,000 is included in `Selling, general and administrative' expenses in the Consolidated Statements of Operations.

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

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for all periods:

                                                                                       YEAR ENDED JANUARY 31,
                                                                                       ----------------------
                                                                                2002            2003             2004
                                                                                ----            ----             ----
                                                                                           (IN THOUSANDS)

Net income (loss), as reported                                                $  54,619      $(129,478)       $  (5,386)

  Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects                                                            (181,837)      (149,782)        (122,537)
                                                                              ----------     ----------       ----------

Pro forma net loss                                                            $(127,218)     $(279,260)       $(127,923)
                                                                              ==========     ==========       ==========

Earnings (loss) per share:

Basic - as reported                                                              $ 0.30         $(0.69)          $(0.03)
Basic - pro forma                                                                $(0.71)        $(1.49)          $(0.67)

Diluted - as reported                                                            $ 0.29         $(0.69)          $(0.03)
Diluted - pro forma                                                              $(0.71)        $(1.49)          $(0.67)


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

3.       RESEARCH AND DEVELOPMENT

         A significant portion of the Company's research and development operations are located in Israel where the Company derives benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. Certain of the Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. Certain of the Company's subsidiaries accrue royalties to the OCS for the sale of products incorporating technology developed in these projects. During the year ended January 31, 2003, one of the Company's subsidiaries finalized an agreement with the OCS whereby the subsidiary agreed to pay a lump sum royalty of approximately $26 million for all past amounts received from the OCS. The amount and timing of the payments to the OCS under this agreement were approximately $3 million in March 2002 and approximately $23 million in June 2002. In addition, this subsidiary began to receive lower amounts from the OCS than it had historically received, but is not required to pay royalties on such future grants. Under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The amounts reimbursed by the OCS for the years ended January 31, 2002, 2003 and 2004 were approximately $9,980,000, $10,540,000 and
         $10,013,000, respectively.

4.       SHORT-TERM INVESTMENTS

         The Company classifies all of its short-term investments as available-for-sale securities. The following is a summary of available-for-sale securities as of January 31, 2004:

                                                                       GROSS             GROSS          ESTIMATED
                                                                     UNREALIZED        UNREALIZED         FAIR
                                                    COST               GAINS            LOSSES           VALUE
                                               ------------------------------------------------------------------
                                                                             (IN THOUSANDS)

         Corporate debt securities                   $35,573             $1,054       $       -           $36,627
         U.S. Government corporation
           and agency bonds                          309,531                  -           1,649           307,882
                                                ------------          ---------       ---------       -----------
         Total debt securities                       345,104              1,054           1,649           344,509
                                                ------------          ---------       ---------       -----------

         Common stock and
           closed-end funds                           27,038              4,951               -            31,989
         Mutual funds and trust (1)                  286,057                196               -           286,253
         Preferred stock                               3,518                347               -             3,865
                                               -------------         -----------      ---------       -----------
         Total equity securities                     316,613              5,494               -           322,107
                                               -------------         ----------       ---------       -----------

                                                    $661,717             $6,548          $1,649          $666,616
                                               =============         ==========       =========       ===========

(1) Investing in all or some of U.S. Government and U.S. Government corporation and agency obligations, corporate debt securities and commercial paper and asset-backed securities.

         The following is a summary of available-for-sale securities as of January 31, 2003:

                                                                        GROSS             GROSS        ESTIMATED
                                                                     UNREALIZED         UNREALIZED        FAIR
                                                     COST              GAINS             LOSSES           VALUE
                                                  ---------------------------------------------------------------
                                                                             (IN THOUSANDS)

         Corporate debt securities                $   35,508         $    1,942        $        -       $  37,450
         Mortgage and asset-backed
            securities                                12,797                  -               315          12,482
         U.S. Government corporation
           and agency bonds                          210,308                155                 -         210,463
                                                  ----------         ----------        ----------      ----------
         Total debt securities                       258,613              2,097               315         260,395
                                                  ----------         ----------        ----------      ----------

         Common stock and
           closed-end funds                           14,032              3,925                 -          17,957
         Mutual funds (1)                            104,751                173               883         104,041
         Preferred stock                               3,567                191                62           3,696
                                                  ----------         ----------        ----------      ----------
         Total equity securities                     122,350              4,289               945         125,694
                                                  ----------         ----------        ----------      ----------

                                                  $  380,963         $    6,386        $    1,260      $  386,089
                                                  ==========         ==========        ==========      ==========


(1) Investing in all or some of U.S. Government and U.S. Government corporation and agency obligations, corporate debt securities and commercial paper and asset-backed securities.

During the year ended January 31, 2004, the gross realized gains on sales of securities totaled approximately $5,439,000, and the gross realized losses totaled approximately $1,558,000. During the year ended January 31, 2003, the gross realized gains on sales of securities totaled approximately $3,588,000, and the gross realized losses totaled approximately $13,644,000. During the year ended January 31, 2002, the gross realized gains on sales of securities totaled approximately $25,252,000, and the gross realized losses totaled approximately $18,855,000. The basis on which cost is generally determined in computing realized gain or loss is by the first-in, first-out method.

The cost and estimated fair value of debt securities at January 31, 2004, by contractual maturity, are as follows:

                                                                 ESTIMATED
                                                  COST           FAIR VALUE
                                              ------------      ------------
                                                     (IN THOUSANDS)

 Due in one year or less                     $      29,829     $      30,150
 Due after one year through three years            312,932           311,476
 Due after three years                               2,343             2,883
                                              ------------      ------------

                                             $     345,104     $     344,509
                                             =============     =============

5.       INVENTORIES

         Inventories consist of:

                                                                              JANUARY 31,
                                                                              -----------
                                                                        2003               2004
                                                                        ----               ----
                                                                             (IN THOUSANDS)
                          Raw materials                            $      17,111       $      23,157
                          Work in process                                 12,430              12,802
                          Finished goods                                  10,474              18,792
                                                                   -------------       -------------

                                                                   $      40,015       $      54,751
                                                                   =============       =============

6.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of:

                                                                              JANUARY 31,
                                                                              -----------
                                                                        2003               2004
                                                                        ----               ----
                                                                             (IN THOUSANDS)
                          Fixtures and equipment                   $     289,140       $     300,946
                          Land and buildings                              22,105              22,765
                          Software                                        32,042              33,670
                          Transportation vehicles                          1,300               1,293
                          Leasehold improvements                          13,313              14,604
                                                                   --------------      --------------
                                                                         357,900             373,278
                          Less accumulated depreciation
                                 and amortization                       (211,520)           (248,255)
                                                                   --------------      --------------

                                                                   $     146,380       $     125,023
                                                                   ==============      ==============

7.       OTHER ASSETS

         Other assets consist of:

                                                                              JANUARY 31,
                                                                              -----------
                                                                        2003               2004
                                                                        ----               ----
                                                                             (IN THOUSANDS)
             Software development costs, net of
                accumulated amortization
                of $37,843 and $52,731                             $      40,110      $      32,824

             Investments                                                  34,741             35,262

             Other assets                                                 55,570             72,649
                                                                   -------------      -------------

                                                                   $     130,421      $     140,735
                                                                   =============      =============

8.      BUSINESS COMBINATIONS

        In May 2003, Verint acquired all of the issued and outstanding shares of Smartsight Networks Inc. ("Smartsight"), a Canadian corporation that develops IP-based video edge devices and software for wireless video transmission. The purchase price consisted of approximately $7,144,000 in cash and 149,731 shares of Verint common stock, valued at approximately $3,063,000, or $20.46 per share.

        In February 2002, Verint acquired the digital video recording business of Lanex, LLC ("Lanex"). The Lanex business provides digital video recording solutions for security and surveillance applications primarily to North American banks. The purchase price consisted of $9,510,000 in cash and a $2,200,000 non-interest bearing note, guaranteed by CTI, and convertible in whole or in part, into shares of Verint's common stock at a conversion price of $16.06 per share. The note matured and was converted into shares of Verint common stock on February 1, 2004.

        In June 2002, the Company acquired Odigo, Inc. ("Odigo"), a privately-held provider of instant messaging and presence management solutions to service providers. The purchase price was approximately $20,100,000 in cash. Prior to the acquisition, the Company was a strategic partner with Odigo, holding an equity position which it previously acquired for approximately $3,000,000.

        These acquisitions were accounted for under the purchase method and, accordingly, the Consolidated Statements of Operations include the results of operations from the date of acquisition. Assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information then available and through the assistance of independent appraisal specialists, where applicable. After allocating the purchase price, including the direct costs of the acquisition, to net tangible and identifiable intangible assets, any excess of cost over fair value of net assets acquired was recorded as goodwill, included in `Other assets' in the Consolidated Balance Sheets. A summary of the assets acquired and liabilities assumed in the acquisitions as well as pro forma results of operations have not been presented because the effects of these acquisitions were not deemed material.


9.      WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES (CREDITS)

        During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with these actions, during the years ended January 31, 2002, 2003 and 2004, the Company incurred net charges (credits) to operations of approximately $63,562,000, $66,714,000 and $(2,123,000) primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment and other impaired assets.

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
                                            ========         ========       ========     ========

        An analysis of the total charges of approximately $66,714,000 incurred during the year ended January 31, 2003 as well as a rollforward of the workforce reduction and restructuring accrual for that period is as follows:

                                                           WORKFORCE
                                         ACCRUAL          REDUCTION,                                                 ACCRUAL
                                       BALANCE AT        RESTRUCTURING                                              BALANCE AT
                                       FEBRUARY 1,       & IMPAIRMENT            CASH              NON-CASH         JANUARY 31,
                                          2002              CHARGES            PAYMENTS             CHARGES            2003
                                          ----              -------            --------             -------            ----
                                                                             (IN THOUSANDS)
        Severance and related           $ 11,862             $ 26,857            $ 29,352         $       -         $  9,367
        Facilities and related            24,347               19,360               3,253                 -           40,454
        Property and equipment                -                20,497                   -            20,497                -
                                        --------             --------            --------          --------         --------
        Total                           $ 36,209             $ 66,714            $ 32,605         $  20,497         $ 49,821
                                        ========             ========            ========          ========         ========

        An analysis of the net credit of approximately $2,123,000 incurred during the year ended January 31, 2004 as well as a rollforward of the workforce reduction and restructuring accrual for that period is as follows:

                                                       WORKFORCE
                                    ACCRUAL           REDUCTION,                                         ACCRUAL
                                   BALANCE AT        RESTRUCTURING                                      BALANCE AT
                                   FEBRUARY 1,       & IMPAIRMENT            CASH         NON-CASH      JANUARY 31,
                                      2003         CHARGES (CREDITS)       PAYMENTS        CHARGES         2004
                                      ----         -----------------       --------        -------         ----
                                                                         (IN THOUSANDS)
        Severance and related        $  9,367          $   4,494           $ 10,793       $      -        $  3,068
        Facilities and related         40,454             (8,051)             5,976              -          26,427
        Property and equipment              -              1,434                  -          1,434               -
                                     --------          ---------           --------       --------        --------
        Total                        $ 49,821          $  (2,123)          $ 16,769       $  1,434        $ 29,495
                                     ========          =========           ========       ========        ========

        Severance and related costs consist primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of these severance and related costs is expected to be paid during the year ended January 31, 2005.

        Facilities and related costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities that were vacated primarily in the United States and Israel as a result of the restructuring. During the year ended January 31, 2004, the Company reversed approximately $8,051,000 in previously taken restructuring charges for facilities and related costs, primarily as a result of the sublet of a portion of the excess facilities. The balance of these facilities and related costs is expected to be paid at various dates through January 2011.

        Property and equipment costs consist primarily of the write-down of various assets to their current estimable fair value, including the value of certain unimproved land in Israel, written down during the year ended January 31, 2003, that the Company had acquired with a view to the future construction of facilities for its Israeli operations.

        In connection with the restructuring, the Company changed its organizational structure and product offerings. As a result, certain inventory and capitalized software became impaired and were written-off during the year ended January 31, 2002.

10.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of:

                                                         JANUARY 31,
                                                    2003            2004
                                                    ----            ----
                                                        (IN THOUSANDS)

             Accounts payable                  $      88,649    $      67,110
             Accrued compensation                     37,054           37,088
             Accrued vacation                         20,761           21,704
             Accrued royalties                         6,596            7,704
             Accrued workforce reduction
                and restructuring                     49,821           29,495
             Accrued warranty                         12,269            8,333
             Other accrued expenses                   45,660           57,862
                                               -------------    -------------

                                               $     260,810    $     229,296
                                               =============    =============

11.        CONVERTIBLE DEBT

        In May 2003, the Company issued $420,000,000 aggregate principal amount of its Zero Yield Puttable Securities due 2023 ("ZYPS"), for net proceeds of approximately $412.8 million. The ZYPS are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The ZYPS are convertible, contingent upon the occurrence of certain events, into shares of the Company's common stock at a conversion price of $17.97 per share. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including, among others, the closing price of the common stock exceeding 120% of the conversion price over certain periods and other specified events. The ZYPS mature on May 15, 2023. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The ZYPS holders may require the Company to repurchase the ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may, under certain circumstances, pay the repurchase price in common stock.

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

        During the years ended January 31, 2003 and 2004, the Company acquired, in open market purchases, $209,162,000 and $266,115,000 of face amount of the Debentures, respectively, resulting in pre-tax gains, net of debt issuance costs, of approximately $39,374,000 and $10,224,000, respectively, included in `Interest and other income (expense), net' in the Consolidated Statements of Operations. As of January 31, 2004, the Company had outstanding Debentures of $124,723,000. Refer to Note 24, "Subsequent Events."

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

         The Company is obligated under an agreement with its chief executive officer to provide a severance payment upon the termination of his employment with the Company. Approximately $3,013,000 and $3,480,000 has been accrued as of January 31, 2003 and 2004, respectively, relating to this liability.

13.    ISSUANCE OF SUBSIDIARY STOCK

       In April and October 2000, a majority-owned subsidiary of the Company, Ulticom, Inc. ("Ulticom"), issued shares of its common stock in public offerings. As of January 31, 2004, the Company's ownership interest in Ulticom was approximately 70.2%.

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

       In June 2003, Verint completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share. The shares offered included 149,731 shares issued to Smartsight's former shareholders in connection with its acquisition. The proceeds of the offering were approximately $122.2 million, net of offering expenses. The Company recorded a gain of approximately $62.9 million, which was recorded as an increase in stockholders' equity as a result of the issuance. As of January 31, 2004, the Company's ownership interest in Verint was approximately 61.8%.

14.    STOCK-BASED COMPENSATION

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

       STOCK OPTIONS - At January 31, 2004, 23,287,332 shares of common stock were reserved for issuance upon the exercise of stock options then outstanding and 4,928,221 shares were available for future grant under Comverse's Stock Incentive Plans, under which options and restricted stock may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at a price below fair market value. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to four years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

        The changes in the number of options were as follows:

                                                                   YEAR ENDED JANUARY 31,
                                                       -----------------------------------------------

                                                       2002              2003              2004
                                                       ----              ----              ----
        Outstanding at beginning of period            26,163,560         33,089,823         25,079,827
        Granted during the period                      9,945,007         15,851,028          5,297,836
        Exercised during the period                   (1,463,467)          (530,661)        (5,770,041)
        Canceled, terminated and expired              (1,555,277)       (23,330,363)        (1,320,290)
                                                     ------------       ------------       ------------

        Outstanding at end of period                  33,089,823         25,079,827         23,287,332
                                                     ============       ============       ============

        At January 31, 2004, options to purchase an aggregate of 13,377,757 shares were vested and currently exercisable under the plans and options to purchase an additional 9,909,575 shares vest at various dates extending through the year 2007.

        Weighted average option exercise price information was as follows:

                                                                            YEAR ENDED JANUARY 31,
                                                                      ----------------------------------

                                                                        2002         2003          2004
                                                                        ----         ----          ----
        Outstanding at beginning of period                            $  45.66    $  38.24     $  12.73
        Granted during the period                                        18.03       10.30        16.56
        Exercised during the period                                      11.43        7.87         9.56
        Canceled, terminated and expired                                 56.73       47.42        18.08
        Outstanding at end of period                                     38.24       12.73        14.09
        Exercisable at end of period                                     31.23       15.24        13.84


        Significant option groups outstanding at January 31, 2004 and related weighted average price and life information were as follows:

                                                   Weighted Average            Weighted                                 Weighted
        Range of                  Number               Remaining               Average               Number             Average
        Exercise Price         Outstanding          Contractual Life        Exercise Price        Exercisable       Exercise Price
        --------------         -----------          ----------------        --------------        -----------       --------------
        $ 0.01 - 10.42           4,528,107                   4.89                 $ 9.39            3,894,716             $ 9.80
        $10.52                  10,571,310                   6.82                  10.52            7,233,469              10.52
        $10.95 - 16.05           2,380,754                   6.48                  14.74            1,537,979              14.30
        $16.70                   4,927,755                   9.88                  16.70                    -                  -
        $17.28 - 119.69            879,406                   5.37                  64.75              711,593              68.73
                                ----------             ----------             ----------           ----------         ----------
                                23,287,332                   7.00                 $14.09           13,377,757             $13.84
                                ==========

        The weighted average fair value of the options granted for the years ended January 31, 2002, 2003 and 2004, respectively, is estimated at $10.85, $4.66 and $9.88 on the date of grant (using the Black-Scholes option pricing model) with the following weighted average assumptions for the years ended January 31, 2002, 2003 and 2004, respectively: volatility of 76%, 75% and 73%; risk-free interest rate of 4.0%, 1.8% and 3.2%; and an expected life of 4.3, 2.6 and 4.6 years.

        OPTIONS ON SUBSIDIARY SHARES - The Company has granted options to certain employees to acquire shares of certain subsidiaries, other than Comverse, Inc. Such option issuances are not tied to the performance of the subsidiaries, but are intended to incentivize employees in the units for which they have direct responsibility. Options outstanding for each subsidiary do not exceed 20% of the shares outstanding of such subsidiary assuming exercise in full. The options have terms of up to 15 years and become exercisable and vest over various periods ranging up to seven years from the date of initial grant. The exercise price of each option is equal to the higher of the book value of the underlying shares at the date of grant or the fair market value of such shares at that date determined on the basis of an arms'-length transaction with a third party or, if no such transactions have occurred, on a reasonable basis as determined by a committee of the Board of Directors.

        RESTRICTED STOCK - In December 2003, the Company granted 314,300 shares of restricted stock to certain key employees of the Company. Unearned stock compensation of approximately $5,249,000 was recorded based on the fair market value of the Company's common stock at the date of grant, or $16.70 per share. Unearned stock compensation is shown as a separate component of stockholders' equity and is being amortized to expense pro-rata over the four year vesting period of the restricted stock. Amortization of unearned stock compensation for the year ended January 31, 2004 was approximately $157,000 and was included in `Selling, general and administrative' expenses in the Consolidated Statements of Operations. The restricted stock has all the rights and privileges of the Company's common stock, subject to certain restrictions and forfeiture provisions. At January 31, 2004, a total of 314,300 shares of restricted stock had been granted and all were subject to restriction.

        In December 2003, Verint granted shares of its common stock as restricted stock to certain of its key employees. Unearned stock compensation of approximately $1,672,000 was recorded based on the fair market value of its common stock at the date of grant and is being amortized to expense pro-rata over the four year vesting period of the restricted stock. Amortization of unearned stock compensation for the year ended January 31, 2004 was approximately $57,000 and was included in `Selling, general and administrative' expenses in the Consolidated Statements of Operations.

15.     WARRANTS

        In November 1995, the Company entered into an agreement to supply its products to a customer. Pursuant to this agreement, the Company issued warrants to purchase shares of its common stock at an exercise price of $7.18 per share. As of January 31, 2002, all such warrants were exercised.

16.     EMPLOYEE STOCK PURCHASE PLANS

        Under Comverse's Employee Stock Purchase Plans, all employees who have completed three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The total number of shares available under Comverse's Employee Stock Purchase Plans is 5,000,000, of which approximately 2,900,000 had been issued as of January 31, 2004.

17.      EARNINGS PER SHARE ("EPS")

         Basic earnings (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation of earnings (loss) per share for the years ended January 31, 2002, 2003 and 2004 was as follows:

                                         JANUARY 31, 2002                  JANUARY 31, 2003                  JANUARY 31, 2004
                                -------------------------------    ---------------------------------   -----------------------------
                                                    Per Share                             Per Share                       Per Share
                                 Income    Shares     Amount        Loss       Shares       Amount      Loss    Shares      Amount
                                 ------    ------     ------        ----       ------       ------      ----    ------      ------
                                                                (In thousands, except per share data)
         BASIC EPS
         ---------
         Net Income (loss)      $ 54,619   179,311     $0.30     $(129,478)    187,212      $(0.69)   $(5,386)   190,351    $(0.03)
                                                       =====                                =======                         =======

         EFFECT OF DILUTIVE
            SECURITIES
            ----------
         Options                             7,123
                                --------   -------     -----     ----------    -------      -------   --------   -------    -------

         DILUTED EPS            $ 54,619   186,434     $0.29     $(129,478)    187,212      $(0.69)   $(5,386)   190,351    $(0.03)
                                ========   =======     =====     ==========    =======      =======   ========   =======    =======

         The diluted loss per share computation for the years ended January 31, 2003 and 2004 excludes incremental shares of approximately 632,000 and 5,466,000, respectively, primarily related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during the periods. The shares issuable upon the conversion of the Debentures were not included in the computation of diluted earnings (loss) per share for all periods because the effect of including them would be antidilutive. In addition, the shares issuable upon the conversion of the ZYPS were not included in the computation of diluted earnings (loss) per share for all periods. The ZYPS are convertible into shares of the Company's common stock contingent upon the occurrence of certain events that have not yet occurred. As such, the contingent conversion feature has not been satisfied and the ZYPS are not currently considered to be dilutive in accordance with the provisions of SFAS No. 128, "Earnings per Share." A full conversion of the ZYPS would result in the issuance of approximately 23,367,000 additional shares of common stock.

18.      INTEREST AND OTHER INCOME (EXPENSE), NET

         Interest and other income (expense), net, consists of the following:

                                                                              YEAR ENDED JANUARY 31,
                                                                   2002                2003              2004
                                                                   ----                ----              ----
                                                                                  (IN THOUSANDS)
                     Interest and dividend income               $     71,210      $     45,171     $      32,441
                     Interest expense                                (18,344)          (11,552)           (6,980)
                     Investment losses, net                          (37,079)          (41,666)           (1,240)
                     Foreign currency gains (losses), net            (20,788)           27,752             4,938
                     Gain on repurchase of Debentures                      -            39,374            10,224
                     Other, net                                       (1,500)             (177)             (425)
                                                                -------------     -------------    --------------
                                                                $     (6,501)     $     58,902     $      38,958
                                                                =============     =============    ==============

19.      INCOME TAXES

         The provision for income taxes consists of the following:

                                                                                  YEAR ENDED JANUARY 31,
                                                                       2002                2003              2004
                                                                       ----                ----              ----
                                                                                      (IN THOUSANDS)
             Current provision:
               Federal                                             $     6,288        $          -        $     1,782
               State                                                       779                 886              1,662
               Foreign                                                   6,631               2,257              3,744
                                                                   ------------        ------------       ------------

                                                                        13,698               3,143              7,188
                                                                   ------------        ------------       ------------

             Deferred provision (benefit):
               Federal                                                  (9,077)               (956)                 -
               State                                                      (162)                (20)                 -
               Foreign                                                     (23)              1,127              1,018
                                                                   ------------        ------------       ------------

                                                                        (9,262)                151              1,018
                                                                   ------------        ------------       ------------

                                                                   $     4,436         $     3,294        $     8,206
                                                                   ============        ============       ============

         The reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                           YEAR ENDED JANUARY 31,
                                                                                   2002             2003              2004
                                                                                   ----             ----              ----
                     U.S. Federal statutory rate                                      35%            35%               35%
                     Consolidated worldwide income
                        (in excess of) less than U.S. income                         (47)           (38)               46
                     Foreign income taxes (benefit)                                   11              2                (7)
                     Permanent differences                                             9             (2)               22
                                                                                ----------      ----------        ----------
                     Company's effective tax rate                                      8%            (3)%              96%
                                                                                ==========      ==========        ==========

           Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset and liability at January 31, 2003 and 2004 is as follows:

                                                                                             JANUARY 31,
                                                                                             -----------
                                                                                      2003                2004
                                                                                      ----                ----
                                                                                            (IN THOUSANDS)
             Deferred tax liability:
               Expenses deductible for tax purposes and
                  not for financial reporting purposes                             $     2,666         $      4,169
                                                                                   ============        =============

             Deferred tax asset:
               Reserves not currently deductible                                   $    65,194         $     28,230
               Tax loss carryforwards                                                  278,364              280,247
               Inventory capitalization                                                     51                   57
                                                                                   ------------        -------------
                                                                                       343,609              308,534
             Less: valuation allowance                                                (331,090)            (297,740)
                                                                                   ------------        -------------

                    Total deferred tax asset                                       $    12,519         $     10,794
                                                                                   ============        =============


         At January 31, 2004, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $735.2 million which will begin to expire in 2019.

         Income tax has not been provided on unrepatriated earnings of foreign subsidiaries as currently it is the intention of the Company to reinvest such foreign earnings in their operations.

20.      BUSINESS SEGMENT INFORMATION

         The Company's reporting segments are as follows:

         Comverse Network Systems - Enable telecommunications service providers ("TSP") to offer products to enhance the communication experience and generate TSP traffic and revenue. These services comprise four primary categories: call completion and call management solutions; advanced messaging solutions for groups, communities and person-to-person communication; solutions and enablers for the management and delivery of data and content-based services; and real-time billing and account management solutions for dynamic service environments and other components and applications.

         Service Enabling Signaling Software - Enable equipment manufacturers, application developers, and service providers to deploy revenue generating infrastructure and enhanced services for wireline, wireless and Internet communications. These services include global roaming, voice and text messaging, prepaid calling and emergency-911. These products are also embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as VoIP, hosted IP telephony, and virtual private networks. This segment represents the Company's Ulticom subsidiary.

         Security and Business Intelligence Recording - Provides analytic software-based solutions for communications interception, networked video and contact centers. The software generates actionable intelligence through the collection, retention and analysis of voice, fax, video, email, Internet and data transmissions from multiple types of communications networks. This segment represents the Company's Verint subsidiary.

         All Other - Includes other miscellaneous operations.

         Reconciling items - consists of the following:

         Sales - elimination of intersegment revenues.
         Income (Loss) from Operations - elimination of intersegment income
         (loss) from operations and corporate operations.
         Depreciation and Amortization - elimination of corporate operations. Total Assets - elimination of intersegment receivables and unallocated corporate assets.

   The table below presents information about sales, income (loss) from operations, depreciation and amortization, significant non-cash items consisting of operating asset write-downs and impairments, and total assets as of and for the years ended January 31, 2002, 2003 and 2004:

                                                     Service         Security and
                                 Comverse            Enabling          Business
                                  Network           Signaling        Intelligence         All        Reconciling      Consolidated
                                  Systems            Software         Recording          Other          Items            Totals
                           ---------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
   YEAR ENDED
   JANUARY 31, 2002
   ----------------

   Sales                      $    1,080,694      $     58,156      $    131,235    $     9,966    $      (9,833)   $    1,270,218

   Income (Loss)
   from Operations            $       66,105      $      8,523      $     (2,533)   $      (984)   $      (6,267)   $       64,844

   Depreciation and
   Amortization               $       48,476      $      4,612      $      7,394    $       558    $       2,784    $       63,824

   Significant Non-Cash
   Items                      $       11,530      $          -      $          -    $         -    $           -    $       11,530

   Total Assets               $    1,168,075      $    240,675      $    116,726    $    56,930    $   1,121,757    $    2,704,163

   YEAR ENDED
   JANUARY 31, 2003
   ----------------

   Sales                      $      542,984      $     29,231      $    157,775    $     9,602    $      (3,703)   $      735,889

   Income (Loss)
   from Operations            $     (179,492)     $     (8,362)     $     10,051    $      (615)   $      (4,323)   $     (182,741)

   Depreciation and
   Amortization               $       53,166      $      2,502      $      9,407    $       506    $       1,774    $       67,355

   Significant Non-Cash
   Items                      $       26,315      $        130      $          -    $         -    $           -    $       26,445

   Total Assets               $      989,357      $    237,102      $    207,050    $    32,706    $     937,444    $    2,403,659

   YEAR ENDED
   JANUARY 31, 2004
   ----------------

   Sales                      $      529,597      $     38,378      $    192,744    $     9,983    $      (4,810)   $      765,892

   Income (Loss)
   from Operations            $      (40,913)     $      2,824      $     17,189    $    (1,152)   $      (8,326)   $      (30,378)

   Depreciation and
   Amortization               $       57,619      $      1,933      $     10,069    $       511    $       1,639    $       71,771

   Significant Non-Cash
   Items                      $        6,170      $          -      $        514    $         -    $           -    $        6,684

   Total Assets               $      843,340      $    242,817      $    328,706    $    34,265    $   1,278,914    $    2,728,042


           Sales by country, based on end-user location, as a percentage of total sales, for the years ended January 31, 2002, 2003 and 2004 were as follows:

                                                         JANUARY 31,
                                                         -----------
                                                    2002     2003       2004
                                                    ----     ----       ----

                               United States         30%      35%        34%
                               Germany               12        5          6
                               Other foreign         58       60         60
                                                  ------    ------     ------
                               Total                100%     100%       100%
                                                  ======    ======     ======


           No customer accounted for 10% or more of sales for the years ended January 31, 2002, 2003 or 2004.

           Long-lived assets by country of domicile consist of:

                                                 JANUARY 31,
                                                 -----------
                                        2003                   2004
                                        ----                   ----
                                               (IN THOUSANDS)

                    United States    $    79,113           $      70,317
                    Israel               134,514                 123,454
                    Other                 12,899                  11,162
                                     -----------           -------------

                                     $   226,526           $     204,933
                                     ===========           =============

           21.        COMMITMENTS AND CONTINGENCIES

           LEASES - The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $36,461,000, $36,032,000 and $31,616,000 in the years ended January 31, 2002, 2003 and 2004, respectively.

           As of January 31, 2004, the minimum annual rent obligations of the Company were approximately as follows:

                        TWELVE MONTHS ENDED
                            JANUARY 31,                           AMOUNT
                            -----------                           ------
                                                              (IN THOUSANDS)

                                2005                         $      30,783
                                2006                                27,359
                                2007                                11,519
                                2008                                 9,242
                            2009 and thereafter                     23,858
                                                              -------------

                                                              $    102,761
                                                              =============

           The Company has entered into various sub-lease agreements to rent out excess space. As of January 31, 2004, the minimum annual sub-lease income obligation to the Company under such agreements was approximately $1,392,000, $827,000, $875,000, $910,000 and $876,000
           for the twelve months ending January 31, 2005, 2006, 2007, 2008 and 2009 and thereafter, respectively, for a total of approximately $4,880,000.

       EMPLOYMENT AGREEMENTS - The Company is obligated under employment contracts with Kobi Alexander, its Chairman and Chief Executive Officer, to provide compensation, insurance and fringe benefits through February 1, 2007. Minimum salary payments under the contracts currently amount to $672,000 per year. Following termination of his employment with the Company the executive is entitled to receive a severance payment equal to $165,077 times the number of years from January 1983, the amount of which payment increases at the rate of 10% per annum compounded for each year of employment following December 31, 2004, plus continued fringe benefits for three years. In addition to the severance payment, if the executive's employment is terminated by the Company without "cause", or by the executive for "good reason", the executive is entitled to his salary and pro-rata bonus through the date of termination plus three times the executive's annual salary and three times his annual bonus. If such termination occurs within three months before or within two years following a change in control of the Company, the executive is additionally entitled to the accelerated vesting of all stock options and restricted stock, and payments sufficient to reimburse any associated excise tax liability and income tax resulting from such reimbursement. Stock options and restricted stock granted the executive become fully vested, exercisable and nonforfeitable in the event of the executive's death or disability. Insurance benefits include life insurance providing cumulative death benefits of approximately $30,000,000, including amounts provided under an arrangement through which the Company is to be reimbursed premiums from the benefit payments or cash surrender value.

       The Company is obligated under an employment contract with David Kreinberg, its Executive Vice President and Chief Financial Officer, to provide compensation, insurance and fringe benefits through February 1, 2007. Minimum salary payments under the contract currently amount to $325,000 per year. Following termination of his employment with the Company the executive is entitled to receive a severance payment equal to $22,000 times the number of years from and including 1994, the first year of his employment with the Company, the amount of which payment increases at the rate of 10% per annum compounded for each year of employment following January 31, 2004, plus continued fringe benefits for eighteen months. In addition to the severance payment, if the executive's employment is terminated by the Company without "cause", or by the executive for "good reason", the executive is entitled to his salary and pro-rata bonus through the date of termination plus one year of additional annual salary and bonus. If such termination occurs within three months before or within two years following a change in control of the Company, the executive is entitled to his salary and pro-rata bonus through the date of termination plus three times the executive's annual salary and three times his annual bonus, the accelerated vesting of all stock options and restricted stock, and payments sufficient to reimburse any associated excise tax liability and income tax resulting from such reimbursement. Stock options and restricted stock granted the executive become fully vested, exercisable and nonforfeitable in the event of the executive's death or disability. Insurance benefits include life insurance providing cumulative death benefits of approximately $12,500,000, including amounts provided under an arrangement through which the Company is to be reimbursed premiums from the benefit payments or cash surrender value.

       The Company is obligated under an agreement with Zeev Bregman, the Chief Executive Officer of one of its subsidiaries, to provide compensation and fringe benefits through February 1, 2007. Minimum salary payments under the agreement amount to approximately $275,000 per year. Following termination of his employment with the Company the executive is entitled to continued fringe benefits for eighteen months. If the executive's employment is terminated by the Company without "cause", or by the executive for "good reason", the executive is entitled to his salary and pro-rata bonus through the date of termination plus one year of additional annual salary and bonus. If such termination occurs within three months before or within two years following a change in control of the Company, the executive is entitled to his salary and pro-rata bonus through the date of termination plus three times the executive's annual salary and three times his annual bonus, the accelerated vesting of all stock options and restricted stock. Stock options and restricted stock granted the executive become fully vested, exercisable and nonforfeitable in the event of the executive's death or disability.

       Most other employment agreements of the Company are terminable with or without cause with prior notice of 90 days or less. In certain instances, the termination of employment agreements without cause entitles the employees to certain benefits, including severance payments of as much as one year's compensation.

       LICENSES AND ROYALTIES - The Company licenses certain technology, "know-how" and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties, typically ranging up to 6% of net sales of the related products, under such licenses and under other agreements entered into in connection with research and development financing, including projects partially funded by the OCS, under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. Certain of the Company's subsidiaries accrue royalties to the OCS for the sale of products incorporating technology developed in these projects in varying amounts based upon the revenues attributed to the various components of such products. Royalties due to the OCS in respect of research and development projects are required to be paid until the OCS has received total royalties up to the amounts received by the Company under the approved project budgets, plus interest in certain circumstances. As of January 31, 2004, such subsidiaries had received approximately $53.8 million in cumulative grants from the OCS, and have recorded approximately $21.7 million in cumulative royalties to the OCS.

       DIVIDEND RESTRICTIONS - The ability of the Company's Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that cash dividends may be paid by an Israeli corporation only out of retained earnings as determined for statutory purposes in Israeli currency. In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years' earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States. Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. The Israeli company also is subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of the Approved Enterprise status.

       INVESTMENTS - In 1997, a subsidiary of CTI and Quantum Industrial Holdings Ltd. organized two new companies to make investments, including investments in high technology ventures. Each participant committed a total of $37,500,000 to the capital of the new companies, for use as suitable investment opportunities are identified. Quantum Industrial Holdings Ltd. is a member of the Quantum Group of Funds managed by Soros Fund Management LLC and affiliated management companies. As of January 31, 2003 and 2004, the Company had invested approximately $25,259,000 and $26,420,000 respectively, related to these ventures, included in `Other assets' in the Consolidated Balance Sheets. In addition, the Company has committed approximately $17,364,000 to various funds, ventures and companies which may be called at the option of the investee.

       GUARANTIES - The Company has obtained bank guaranties primarily for the performance of certain obligations under contracts with customers as well as for the guarantee of certain payment obligations. These guaranties, which aggregated approximately $39,631,000 at January 31, 2004, are generally to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 2004.

       LITIGATION - On March 16, 2004, BellSouth Intellectual Property Corp. ("BellSouth") filed a complaint in the United States District Court for the Northern District of Georgia against Comverse Technology, Inc. alleging infringement of Patent Nos. 5,857,013 and 5,764,747, and, on March 17, 2004, BellSouth amended the complaint to include Comverse Inc., in an action captioned: BellSouth Intellectual Property Corp. v. Comverse Technology, Inc. and Comverse, Inc., Civil Action No. 1:04-CV-0739. BellSouth alleges that Patent Nos. 5,857,013 and 5,764,747 cover certain aspects of some of the Company's systems, and it seeks, among other relief, monetary damages and injunctive relief. The Company believes all claims are without merit and will vigorously defend against these claims.

       From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any other pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.

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

                                                              JANUARY 31,
                                 -----------------------------------------------------------
                                            2003                          2004
                                            ----                          ----
                                  CARRYING        ESTIMATED      CARRYING      ESTIMATED
                                   AMOUNT        FAIR VALUE       AMOUNT      FAIR VALUE
                                   ------        ----------       ------      ----------
                                                          (IN THOUSANDS)
        Liabilities:
           Debentures          $     390,838   $     340,029      $124,723     $    122,229
           ZYPS                            -               -      $420,000     $    489,300


       CASH AND CASH EQUIVALENTS, BANK TIME DEPOSITS, SHORT-TERM INVESTMENTS, ACCOUNTS RECEIVABLE, INVESTMENTS, AND ACCOUNTS PAYABLE - The carrying amounts of these items are a reasonable estimate of their fair value.

       CONVERTIBLE DEBT - The fair value of these securities is estimated based on quoted market prices or recent sales for those or similar securities.

       The fair value estimates presented herein are based on pertinent information available to management as of January 31, 2004. Such amounts have not been comprehensively revalued for purposes of these financial statements since January 31, 2004, and current estimates of fair value may differ significantly from the amounts presented herein.

23.    EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

       In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial statements.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

24.    SUBSEQUENT EVENTS

       During February 2004, the Company acquired, in open market purchases, $30,495,000 of face amount of the Debentures, resulting in a pre-tax gain, net of debt issuance costs, of approximately $244,000.

       On March 31, 2004, Verint acquired certain assets and assumed certain liabilities relating to ECtel Ltd.'s ("ECtel") communication interception business for approximately $35,000,000 in cash. The acquisition is expected to provide Verint with additional communication interception capabilities for the mass collection and analysis of voice and data communications. These technologies will be integrated into Verint's existing product offerings. In addition, some of ECtel's existing customers are new customers in new countries for Verint in the Asia Pacific and Latin America regions.

25.        QUARTERLY INFORMATION (UNAUDITED)

         The following table shows selected results of operations for each of the quarters during the years ended January 31, 2003 and 2004:

                                                                    FISCAL QUARTER ENDED
                            APRIL 30,      JULY 31,   OCT. 31,      JAN. 31,       APRIL 30,     JULY 31,     OCT. 31,     JAN. 31,
                             2002           2002        2002         2003           2003          2003          2003         2004
                             ----           ----        ----         ----           ----          ----          ----         ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Sales                   $  211,194     $ 181,210   $ 167,469     $ 176,016      $ 180,552     $ 188,468   $ 193,843     $ 203,029
  Gross margin               119,417       101,865      82,957        93,529        100,179       107,144     111,174       119,835
  Net income (loss)         (23,576)         3,923     (79,683)      (30,142)        (5,819)       (1,058)     (3,437)        4,928

  Diluted earnings (loss)
      per share           $   (0.13)     $    0.02   $   (0.43)    $   (0.16)     $   (0.03)     $  (0.01)  $  (0.02)     $    0.02
                          ==========     ==========  ==========    ==========     ==========     ========== ==========    ==========
