Form 10-Q
period 2004-04-30
COMVERSE TECHNOLOGY INC/NY/
filed 2004-06-08
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 2004

                                       or

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

                                                 [X] Yes         [ ] No


       The number of shares outstanding of the registrant's common stock, par value $0.10 per share, as of June 1, 2004 was 195,633,687.

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
                                PART I
                         FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

    1.       Condensed Consolidated Balance Sheets as
             of January 31, 2004 and April 30, 2004                          2

    2.       Condensed Consolidated Statements of Operations
             for the Three Month Periods
             Ended April 30, 2003 and April 30, 2004                         3

    3.       Condensed Consolidated Statements of Cash Flows
             for the Three Month Periods Ended
             April 30, 2003 and April 30, 2004                               4

    4.       Notes to Condensed Consolidated Financial Statements            5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                 14

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.    30

ITEM 4.      CONTROLS AND PROCEDURES.                                       30

                                PART II
                           OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.                                             31

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                              31

SIGNATURES                                                                  32

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

           Forward-looking statements made by the Company are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              JANUARY 31,                APRIL 30,
                                                                                 2004*                     2004
                                                                                                        (Unaudited)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                     $1,530,995              $1,771,809
   Bank time deposits and short-term investments                                    667,504                 374,864
   Accounts receivable, net                                                         158,236                 162,096
   Inventories                                                                       54,751                  53,735
   Prepaid expenses and other current assets                                         50,798                  59,353
                                                                              -------------           -------------
TOTAL CURRENT ASSETS                                                              2,462,284               2,421,857
PROPERTY AND EQUIPMENT, net                                                         125,023                 119,896
OTHER ASSETS                                                                        140,735                 170,901
                                                                              -------------           -------------
TOTAL ASSETS                                                                     $2,728,042              $2,712,654
                                                                              =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $ 229,296               $ 226,526
   Bank loans and other debt                                                          2,649                   8,864
   Advance payments from customers                                                   89,062                  70,657
                                                                              -------------           -------------
TOTAL CURRENT LIABILITIES                                                           321,007                 306,047
CONVERTIBLE DEBT                                                                    544,723                 514,228
OTHER LIABILITIES                                                                    28,288                  19,178
                                                                              -------------           -------------
TOTAL LIABILITIES                                                                   894,018                 839,453
                                                                              -------------           -------------

MINORITY INTEREST                                                                   161,478                 171,551
                                                                              -------------           -------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 194,549,886 and 195,575,044 shares                      19,454                  19,557
   Additional paid-in capital                                                     1,210,547               1,236,180
   Unearned stock compensation                                                       (6,707)                 (6,276)
   Retained earnings                                                                439,899                 446,900
   Accumulated other comprehensive income                                             9,353                   5,289
                                                                              -------------           -------------
TOTAL STOCKHOLDERS' EQUITY                                                        1,672,546               1,701,650
                                                                              -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $2,728,042              $2,712,654
                                                                              =============           =============

           *The Condensed Consolidated Balance Sheet as of January 31,
               2004 has been summarized from the Company's audited
                   Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        THREE MONTHS ENDED
                                                                                 APRIL 30,               APRIL 30,
                                                                                   2003                     2004
Sales                                                                            $180,552                $221,395
Cost of sales                                                                      80,373                  89,592
                                                                              -----------             -----------
Gross margin                                                                      100,179                 131,803

Operating expenses:
     Research and development, net                                                 54,488                  55,542
     Selling, general and administrative                                           62,072                  68,495
     In-process research and development and other
        acquisition-related charges                                                     -                   4,635
     Workforce reduction, restructuring and impairment
        charges                                                                         -                     698
                                                                              -----------             -----------

Income (loss) from operations                                                     (16,381)                  2,433

Interest and other income, net                                                     13,336                   7,645
                                                                              -----------             -----------

Income (loss) before income tax provision, minority interest
  and equity in the earnings (losses) of affiliates                                (3,045)                 10,078

Income tax provision                                                                1,980                   1,492

Minority interest and equity in the earnings (losses) of affiliates                  (794)                 (1,585)
                                                                              -----------             -----------

Net income (loss)                                                                 $(5,819)                 $7,001
                                                                              ===========             ===========

Earnings (loss) per share:
Basic                                                                              $(0.03)                  $0.04
                                                                              ===========             ===========
Diluted                                                                            $(0.03)                  $0.03
                                                                              ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                               APRIL 30,               APRIL 30,
                                                                                 2003                    2004
Cash flows from operating activities:
     Net cash from operations after adjustment
       for non-cash items                                                       $15,594                 $31,266
     Changes in operating assets and liabilities:
     Accounts receivable, net                                                    28,926                  (3,860)
     Inventories                                                                 (3,300)                  1,016
     Prepaid expenses and other current assets                                    9,071                  (7,610)
     Accounts payable and accrued expenses                                      (11,127)                 (5,721)
     Advance payments from customers                                               (882)                (18,405)
     Other, net                                                                    (988)                 (2,392)
                                                                           ------------            ------------
Net cash provided by (used in) operating activities                              37,294                  (5,706)
                                                                           ------------            ------------

Cash flows from investing activities:
     Maturities and sales (purchases) of bank time deposits
       and investments, net                                                      69,979                 288,935
     Purchase of property and equipment                                          (8,487)                 (7,247)
     Capitalization of software development costs                                (2,305)                 (1,093)
     Net assets acquired                                                              -                 (35,599)
                                                                           ------------            ------------
Net cash provided by investing activities                                        59,187                 244,996
                                                                           ------------            ------------


Cash flows from financing activities:
     Repurchase of convertible debt                                             (41,261)                (30,038)
     Repayment of bank loan                                                     (42,000)                      -
     Net proceeds from issuance of stock                                          5,319                  31,777
     Other, net                                                                  (3,084)                   (215)
                                                                           ------------            ------------
Net cash provided by (used in) financing activities                             (81,026)                  1,524
                                                                           ------------            ------------

Net increase in cash and cash equivalents                                        15,455                 240,814
Cash and cash equivalents, beginning of period                                1,402,783               1,530,995
                                                                           ------------            ------------
Cash and cash equivalents, end of period                                     $1,418,238              $1,771,809
                                                                           ============            ============

    The accompanying notes are an integralpart of these financial statements.

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

           The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2004. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended April 30, 2004 are not necessarily indicative of the results to be expected for the full year.

         RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the presentation in the current year.

         STOCK-BASED COMPENSATION. The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based employee compensation cost for stock options is reflected in net income (loss) for any periods, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of grant. During the year ended January 31, 2004, the Company and one of its subsidiaries granted shares of restricted stock to certain key employees. For the three month periods ended April 30, 2003 and 2004, respectively, stock-based employee compensation expense relating to restricted stock of approximately $0 and $431,000 is included in `Selling, general and administrative' expenses in the Condensed Consolidated Statements of Operations.

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

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for all periods:

                                                                                               THREE MONTHS ENDED APRIL 30,
                                                                                       ---------------------------------------------
                                                                                              2003                     2004
                                                                                              ----                     ----
                                                                                                      (In thousands)

  Net income (loss), as reported                                                                  $(5,819)                  $7,001

    Deduct: Total stock-based employee compensation expense determined under fair
  value based method for all awards, net of related tax effects                                   (37,136)                 (39,052)
                                                                                       --------------------     --------------------

  Pro forma net loss                                                                             $(42,955)                $(32,051)
                                                                                       ====================     ====================

  Earnings (loss) per share:

  Basic - as reported                                                                             $ (0.03)                  $ 0.04
  Basic - pro forma                                                                               $ (0.23)                 $ (0.16)

  Diluted - as reported                                                                           $ (0.03)                  $ 0.03
  Diluted - pro forma                                                                             $ (0.23)                 $ (0.16)



           INVENTORIES. The composition of inventories at January 31, 2004 and April 30, 2004 is as follows:

                                                     JANUARY 31,                      APRIL 30,
                                                        2004                            2004
                                                                   (In thousands)
                         Raw materials                 $23,157                        $15,826
                         Work in process                12,802                         16,108
                         Finished goods                 18,792                         21,801
                                                     ---------                      ---------
                                                       $54,751                        $53,735
                                                     =========                      =========

           RESEARCH AND DEVELOPMENT EXPENSES. A significant portion of the Company's research and development operations are located in Israel where the Company derives benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. Certain of the Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. Certain of the Company's subsidiaries accrue royalties to the OCS for the sale of products incorporating technology developed in these projects. Under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The amounts reimbursed by the OCS for the three month periods ended April 30, 2003 and 2004 were approximately $1,208,000 and $2,451,000, respectively.

           EARNINGS (LOSS) PER SHARE. The computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation of earnings (loss) per share for the three month periods ended April 30, 2003 and 2004 is as follows:

                                              THREE MONTHS ENDED                                   THREE MONTHS ENDED
                                                APRIL 30, 2003                                       APRIL 30, 2004
                                                --------------                                       --------------
                                     Net                        Per Share                Net                         Per Share
                                     Loss            Shares       Amount                Income           Shares       Amount
                                                             (In thousands, except per share data)
BASIC EPS
---------
Net income (loss)                   $(5,819)        188,094      $(0.03)                 $7,001         194,797        $0.04
                                                                 =======                                               =====

EFFECT OF DILUTIVE
SECURITIES
----------
Options                                                   -                                               6,979
                                -----------------------------------------    --------------------------------------------------

DILUTED EPS                         $(5,819)        188,094      $(0.03)                 $7,001         201,776        $0.03
                                    ========        =======      =======                 ======         =======        =====

           The diluted loss per share computation for the three month period ended April 30, 2003 excludes incremental shares of approximately 1,524,000 related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during the period. The shares issuable upon the conversion of the Company's 1.50% Convertible Senior Debentures due December 2005 (the "Debentures") were not included in the computation of diluted earnings (loss) per share for all periods because the effect of including them would be antidilutive. In addition, the shares issuable upon the conversion of the Company's Zero Yield Puttable Securities due 2023 ("ZYPS") were not included in the computation of diluted earnings (loss) per share for all periods. The ZYPS are convertible into shares of the Company's common stock contingent upon the occurrence of certain events that have not yet occurred. As such, the contingent conversion feature has not been satisfied and the ZYPS are not currently considered to be dilutive in accordance with the provisions of SFAS No. 128, "Earnings per Share." A full conversion of the ZYPS would result in the issuance of approximately 23,367,000 additional shares of common stock.

           COMPREHENSIVE INCOME (LOSS). Total comprehensive income (loss) was approximately $(6,822,000) and $2,937,000 for the three month periods ended April 30, 2003 and 2004, respectively. The elements of comprehensive income
(loss) include net income (loss), unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

           CONVERTIBLE DEBT. In May 2003, the Company issued $420,000,000 aggregate principal amount of its ZYPS, for net proceeds of approximately $412.8 million. The ZYPS are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The ZYPS are convertible, contingent upon the occurrence of certain events, into shares of the Company's common stock at a conversion price of $17.97 per share. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including: (i) during any fiscal quarter, if the closing price per share for a period of at least a thirty consecutive trading-day period ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per share in effect on that thirtieth day; (ii) on or before May 15, 2018, if during the five business-day period following any ten consecutive trading-day period in which the daily average trading price for the ZYPS for that ten trading-day period was less than 105% of the average conversion value for the ZYPS during that period;
(iii) during any period, if following the date on which the credit rating assigned to the ZYPS by Standard & Poor's Rating Services is lower than "B-" or upon the withdrawal or suspension of the ZYPS rating at the Company's request;
(iv) if the Company calls the ZYPS for redemption; or (v) upon other specified corporate transactions. The ZYPS mature on May 15, 2023. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The ZYPS holders may require the Company to repurchase the ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may, under certain circumstances, pay the repurchase price in common stock.

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

           During the three month periods ended April 30, 2003 and 2004, the Company acquired, in open market purchases, $44,550,000 and $30,495,000 of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $2,809,000 and $244,000, respectively, included in `Interest and other income, net' in the Condensed Consolidated Statements of Operations.

           As of April 30, 2004, the Company had outstanding Debentures of $94,228,000. During May 2004, the Company acquired, in open market purchases, $6,975,000 of face amount of the Debentures, resulting in a pre-tax gain, net of debt issuance costs, of approximately $98,000.

           ISSUANCE OF SUBSIDIARY STOCK. In February 2004, Starhome B.V. ("Starhome"), a subsidiary of CTI, received equity financing from an unaffiliated investor group of approximately $14,700,000, net of expenses. The Company recorded a gain of approximately $11,900,000, which was recorded as an increase in stockholders' equity as a result of the issuance of subsidiary stock. Upon the completion of this transaction, the Company's ownership interest in Starhome was approximately 69.5%. In addition, Starhome received a commitment for an additional $5,000,000 in equity financing from the unaffiliated investor group.

           ACQUISITION. On March 31, 2004, Verint Systems Inc. ("Verint") acquired certain assets and assumed certain liabilities of the government surveillance business of ECtel Ltd. ("ECtel"). The acquisition is expected to provide Verint with additional communications interception capabilities for the mass collection and analysis of voice and data communications. These technologies will be integrated into Verint's existing product offerings. The purchase price was $35,000,000. Verint incurred transaction costs, consisting primarily of professional fees, amounting to approximately $1,067,000 in connection with this acquisition.

           The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities of ECtel based on the estimated fair value of those assets and liabilities as of March 31, 2004. The results of operations of ECtel have been included in the Company's results of operations since March 31, 2004. Identifiable intangible assets consist of sales backlog, acquired technology, customer relationships, and non-competition agreements and have estimated useful lives of up to ten years. Purchased in-process research and development represents the value assigned to research and development projects of the acquired business that were commenced but not completed at the date of acquisition, for which technological feasibility had not been established and which have no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the acquisition date. At the acquisition date, it was estimated that the purchased in-process research and development was approximately 40% complete and it was expected that the remaining 60% would be completed during the ensuing year. The fair value of the purchased in-process research and development was determined by an independent valuation using the income approach, which reflects the projected free cash flows that will be generated by the purchased in-process research and development projects and discounting the projected net cash flows back to their present value using a discount rate of 21%.

           As a result of the acquisition of the government surveillance business of ECtel, Verint had certain capitalized software development costs that became impaired due to the existence of duplicative technology and, accordingly, were written-down to their net realizable value at the date of acquisition. Such impairment charge amounted to approximately $1,481,000 and is included in 'In-process research and development and other acquisition-related charges' in the Condensed Consolidated Statements of Operations.

           The following is a summary of the allocation of the purchase price for this acquisition:



                                                              (IN THOUSANDS)

                    Purchase price                             $     35,000
                    Acquisition costs                                 1,067
                                                               ------------
                        Total purchase price                   $     36,067
                                                               ============


                    Fair value of assets acquired              $      1,417
                    Fair value of liabilities assumed                (3,282)
                    In-process research and development               3,154
                    Sales backlog                                       854
                    Acquired technology                               5,307
                    Customer relationships                            1,382
                    Non-competition agreements                        2,221
                    Goodwill                                         25,014
                                                               ------------
                        Total purchase price                   $     36,067
                                                               ============


           A summary of pro forma results of operations has not been presented as the effect of this acquisition was not deemed material.

           WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES. During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program, including changes to its organizational structure and product offerings, to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with these actions, during the three year period ended January 31, 2004, the Company incurred net charges to operations primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment and other impaired assets. During the three month period ended April 30, 2004, the Company incurred an additional charge of $698,000 relating to severance and other related costs.

           As of April 30, 2004, the Company had an accrual of approximately $26,876,000 relating to workforce reduction and restructuring. A roll-forward of the workforce reduction and restructuring accrual from January 31, 2004 is as follows:

                                                            WORKFORCE
                                      ACCRUAL              REDUCTION,                                 ACCRUAL
                                    BALANCE AT            RESTRUCTURING                              BALANCE AT
                                    FEBRUARY 1,           & IMPAIRMENT                CASH            APRIL 30,
                                       2004                  CHARGES                PAYMENTS            2004
                                       ----                  -------                --------            ----
                                                          (IN THOUSANDS)
Severance and related                $ 3,068                   $ 698                 $ 1,669           $ 2,097
Facilities and related                26,427                       -                   1,648            24,779
                                    --------                  ------                --------          --------
Total                                $29,495                   $ 698                 $ 3,317          $ 26,876
                                    ========                  ======                ========          ========

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

           BUSINESS SEGMENT INFORMATION. The Company's reporting segments are as follows:

           Comverse Network Systems ("CNS") - Enable telecommunications service providers ("TSP") to offer products to enhance the communication experience and generate TSP traffic and revenue. These services comprise four primary categories: call completion and call management solutions; advanced messaging solutions for groups, communities and person-to-person communication; solutions and enablers for the management and delivery of data and content-based services; and real-time billing and account management solutions for dynamic service environments and other components and applications.

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

           The table below presents information about sales, income (loss) from operations and segment assets as of and for the three month periods ended April 30, 2003 and 2004:

                                          Service        Security and
                        Comverse          Enabling         Business
                         Network          Signaling       Intelligence        All          Reconciling       Consolidated
                         Systems          Software         Recording         Other            Items             Totals
                         -------          --------         ---------         -----            -----             ------
                                               (In thousands)
THREE MONTHS ENDED APRIL 30, 2003:

Sales                  $   125,876       $    9,129        $   44,415      $   2,244      $     (1,112)     $    180,552

Income (loss) from
operations             $   (18,312)      $      377        $    3,499      $    (252)     $     (1,693)     $    (16,381)

THREE MONTHS ENDED APRIL 30, 2004:

Sales                  $   150,081       $   13,189        $   56,638      $   2,594      $     (1,107)     $    221,395

Income (loss) from
operations             $     1,841       $    2,640        $      861      $    (272)     $     (2,637)     $      2,433


TOTAL ASSETS:

April 30, 2003         $   959,043       $  237,749        $  173,698      $  32,036      $    899,697      $  2,302,223

April 30, 2004         $   829,682       $  246,412        $  342,005      $  36,333      $  1,258,222      $  2,712,654


           LITIGATION. On March 16, 2004, BellSouth Intellectual Property Corp. ("BellSouth") filed a complaint in the United States District Court for the Northern District of Georgia against Comverse Technology, Inc. alleging infringement of Patent Nos. 5,857,013 and 5,764,747, and, on March 17, 2004, BellSouth amended the complaint, removing any and all references to Comverse Technology, Inc., and naming Comverse, Inc., in an action captioned: BellSouth Intellectual Property Corp. v. Comverse, Inc., Civil Action No. 1:04-CV-0739. BellSouth alleges that Patent Nos. 5,857,013 and 5,764,747 cover certain aspects of some of Comverse Inc.'s systems, and it seeks, among other relief, monetary damages and injunctive relief. On May 5, 2004, Comverse, Inc. filed an answer and counterclaims which, among other things, denies any infringement and seeks a declaratory judgment that the patents at issue are invalid and unenforceable. The Company believes all claims are without merit and Comverse, Inc. will vigorously defend against BellSouth's claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

SUMMARY OF RESULTS

           Consolidated results of operations in dollars and as a percentage of sales for each of the three month periods ended April 30, 2003 and 2004 were as follows:

                                                    Three months ended                        Three months ended
                                                      April 30, 2003          % of sales        April 30, 2004          % of sales
                                                   --------------------------------------------------------------------------------
                                                                                    (In thousands)
Sales                                                    $ 180,552               100.0%            $ 221,395               100.0%
Cost of sales                                               80,373                44.5%               89,592                40.5%
                                                     --------------                            --------------
Gross margin                                               100,179                55.5%              131,803                59.5%

Operating expenses:
Research and development, net                               54,488                30.2%               55,542                25.1%
Selling, general and administrative                         62,072                34.4%               68,495                30.9%
In-process research and development and other
acquisition-related charges                                      -                    -                4,635                 2.1%
Workforce reduction, restructuring and impairment
charges                                                          -                    -                  698                 0.3%
                                                     --------------                            --------------

Income (loss) from operations                              (16,381)              (9.1)%                2,433                 1.1%

Interest and other income, net                              13,336                 7.4%                7,645                 3.5%
                                                     --------------                            --------------

Income (loss) before income tax provision,
minority interest and equity in the earnings
(losses) of affiliates                                      (3,045)              (1.7)%               10,078                 4.6%

Income tax provision                                         1,980                 1.1%                1,492                 0.7%

Minority interest and equity in the earnings
(losses) of affiliates                                        (794)              (0.4)%               (1,585)              (0.7)%
                                                     --------------                            --------------

Net income (loss)                                         $ (5,819)              (3.2)%              $ 7,001                 3.2%
                                                     ==============                            ==============

INTRODUCTION

           As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry that has been experiencing a challenging capital spending environment, although there is some evidence of recent improvement. Both business units achieved year over year and sequential revenue growth and operating income during the three month period ended April 30, 2004. Verint, which services the security and business intelligence markets, achieved record revenue based, in part, on increased sales due to heightened awareness surrounding homeland defense and security related initiatives in the United States and abroad as well as increased business intelligence sales. Overall, for the three month period ended April 30, 2004, the Company experienced year over year and sequential sales growth of 22.6% and 9.0%, respectively, with a substantial majority of sales for the period generated from activities serving the telecommunications industry. The Company generated operating and net income for the period.

THREE MONTH PERIOD ENDED APRIL 30, 2004
COMPARED TO THREE MONTH PERIOD ENDED APRIL 30, 2003

           Sales. Sales for the three month period ended April 30, 2004 increased by approximately $40.8 million, or 23%, compared to the three month period ended April 30, 2003. This increase is attributable to an increase in sales in the Company's three primary business units. CNS sales increased by approximately $24.2 million due primarily to increased business in Europe and Asia Pacific only partially offset by decreased business in the Americas. Security and business intelligence recording sales increased by approximately $12.2 million and service enabling signaling software sales increased by approximately $4.1 million. On a consolidated basis, sales to customers in North America represented approximately 40% and 44% of total sales for the three month periods ended April 30, 2004 and 2003, respectively.

           Cost of Sales. Cost of sales for the three month period ended April 30, 2004 increased by approximately $9.2 million, or 11%, compared to the three month period ended April 30, 2003. The increase in cost of sales is primarily attributable to increased materials and overhead and personnel-related costs of approximately $4.7 million and $3.5 million, respectively, and net increase in various other costs of approximately $1.0 million. Gross margins for the three month period ended April 30, 2004 increased to approximately 59.5% from approximately 55.5% in the corresponding 2003 period.

           Research and Development, Net. Net research and development expenses for the three month period ended April 30, 2004 increased by approximately $1.1 million, or 2%, compared to the three month period ended April 30, 2003. The increase in net research and development expenses is primarily attributable to increased personnel-related costs of approximately $1.0 million.

           Selling, General and Administrative. Selling, general and administrative expenses for three month period ended April 30, 2004 increased by approximately $6.4 million, or 10%, compared to the three month period ended April 30, 2003, and as a percentage of sales for the three month period ended April 30, 2004, decreased to approximately 30.9% from approximately 34.4% in the corresponding 2003 period. The increase in the dollar amount of selling, general and administrative expenses for three month period is primarily due to increased employee and agent sales commissions, personnel-related costs, professional fees and travel costs of approximately $2.5 million, $2.2 million, $1.4 million and $1.3 million, respectively, and net increase in various other costs of approximately $1.5 million, partially offset by lower bad debt expense of approximately $2.5 million.

           In-process Research and Development and Other Acquisition-related Charges. During the three month period ended April 30, 2004, the Company incurred approximately $4.6 million for in-process research and development and other acquisition-related charges resulting from Verint's purchase of ECtel's government surveillance business, as follows: (i) approximately $3.1 million of purchased in-process research and development, which was charged to expense at the acquisition, and (ii) approximately $1.5 million for the write-down of certain capitalized software development costs to their net realizable value at the date of acquisition, due to impairment caused by the existence of duplicative technology.

           Workforce reduction, restructuring and impairment charges. During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with the restructuring, the Company changed its organizational structure and product offerings, resulting in the impairment of certain assets. In connection with these actions, during the three months ended April 30, 2004, the Company incurred charges to operations of approximately $0.7 million for severance and other related costs. The Company expects to pay out approximately $2.1 million for severance and related obligations during the year ended January 31, 2005 and approximately $24.8 million for facilities and related obligations at various dates through January 2011.

           Interest and Other Income, Net. Interest and other income, net, for the three month period ended April 30, 2004 decreased by approximately $5.7 million compared to the three month period ended April 30, 2003. The principal reasons for the decrease are (i) a decrease in foreign currency gains of approximately $4.8 million; (ii) a decrease in the gain recorded as a result of the Company's repurchases of its Debentures of approximately $2.6 million; and
(iii) other decreases of approximately $0.1 million, net. Such items were offset by (i) decreased interest expense of approximately $1.3 million, due primarily to the Company's repurchases of its Debentures and other debt reduction; (ii) a change in the net gains/losses from the sale and write-down of investments of approximately $0.3 million; and (iii) decreased interest and dividend income of approximately $0.2 million.

           Income Tax Provision. Provision for income taxes for the three month period ended April 30, 2004 decreased by approximately $0.5 million, or 25%, compared to the three month period ended April 30, 2003, due primarily to shifts in the underlying mix of pre-tax income by entity and tax jurisdiction. The Company's overall rate of tax is reduced significantly by the existence of net operating loss carryforwards for Federal income tax purposes in the United States, as well as the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Minority Interest and Equity in the Earnings (Losses) of Affiliates. Minority interest and equity in the earnings (losses) of affiliates increased by approximately $0.8 million as a result of increased minority interest expense of approximately $0.3 million, primarily attributable to overall increased earnings at majority-owned subsidiaries, and a change in equity in the earnings (losses) of affiliates of approximately $0.5 million.

           Net Income (Loss). Net income (loss) for the three month period ended April 30, 2004 increased by approximately $12.8 million compared to the three month period ended April 30, 2003, while as a percentage of sales was approximately 3.2% and (3.2)% in the three month periods ended April 30, 2004 and 2003, respectively. These variances resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at April 30, 2004 and January 31, 2004 was approximately $2,115.8 million and $2,141.3 million, respectively. At April 30, 2004 and January 31, 2004, the Company had total cash and cash equivalents, bank time deposits and short-term investments of approximately $2,146.7 million and $2,198.5 million, respectively.

           Operations for the three month periods ended April 30, 2004 and 2003, after adjustment for non-cash items, provided cash of approximately $31.3 million and $15.6 million, respectively. During such periods, other changes in operating assets and liabilities provided (used) cash of approximately $(37.0) million and $21.7 million, respectively. This resulted in net cash provided by (used in) operating activities of approximately $(5.7) million and $37.3 million, respectively.

           Investing activities for the three month periods ended April 30, 2004 and 2003 provided cash of approximately $245.0 million and $59.2 million, respectively. These amounts include (i) net maturities and sales (purchases) of bank time deposits and investments of approximately $288.9 million and $70.0 million, respectively; (ii) purchases of property and equipment of approximately $(7.2) million and $(8.5) million, respectively; (iii) capitalization of software development costs of approximately $(1.1) million and $(2.3) million, respectively; and (iv) net assets acquired as a result of an acquisition of approximately $(35.6) million for the three months ended April 30, 2004.

           Financing activities for the three month periods ended April 30, 2004 and 2003 provided (used) cash of approximately $1.5 million and $(81.0) million, respectively. These amounts include (i) repurchases of Debentures of approximately $(30.0) million and $(41.3) million, respectively; (ii) repayment of bank loan of $(42.0) million for the three months ended April 30, 2003; (iii) net proceeds from the issuance of stock in connection with the exercise of stock options and employee stock purchase plans and the sale of stock by one of the Company's subsidiaries of approximately $31.8 million and $5.3 million, respectively, and (iv) other, net of approximately $(0.2) million and $(3.1) million, respectively.

         During the three month periods ended April 30, 2003 and 2004, the Company acquired, in open market purchases, approximately $44.6 million and $30.5 million of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $2.8 million and $0.2 million, respectively, included in `Interest and other income, net' in the Condensed Consolidated Statements of Operations.

        As of April 30, 2004, the Company had outstanding Debentures of approximately $94.2 million. During May 2004, the Company acquired, in open market purchases, approximately $7.0 million of face amount of the Debentures, resulting in a pre-tax gain, net of debt issuance costs, of approximately $0.1 million.

        During February 2003, Verint repaid a bank loan in the amount of $42.0 million.

        In February 2004, Starhome received equity financing from an unaffiliated investor group of approximately $14.7 million, net of expenses. The Company recorded a gain of approximately $11.9 million, which was recorded as an increase in stockholders' equity as a result of the issuance of subsidiary stock. Upon the completion of this transaction, the Company's ownership interest in Starhome was approximately 69.5%. In addition, Starhome received a commitment for an additional $5.0 million in equity financing from the unaffiliated investor group.

           On March 31, 2004, Verint acquired certain assets and assumed certain liabilities of the government surveillance business of ECtel. The purchase price was $35.0 million. Verint incurred transaction costs, consisting primarily of professional fees, amounting to approximately $1.1 million in connection with this acquisition.

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

CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives the majority of its revenue from the telecommunications industry, which is experiencing a challenging capital spending environment. While there is some evidence that the capital spending environment has improved, the spending by the Company's customers remains uncertain. The Company's operating results and financial condition have been adversely affected by declines in technology purchases and capital expenditures by TSPs, and the Company's operating results and financial condition will be adversely affected in the event deterioration in capital expenditures by TSPs resumes. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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

           In May 2003, the Company issued $420,000,000 aggregate principal amount of its ZYPS. The ZYPS are convertible into shares of the Company's common stock at a conversion price of $17.97 per share, which would result in the issuance of an aggregate of approximately 23.4 million shares, subject to adjustment upon the occurrence of specified events. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including: (i) during any fiscal quarter, if the closing price per share for a period of at least a thirty consecutive trading-day period ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per share in effect on that thirtieth day; (ii) on or before May 15, 2018, if during the five business-day period following any ten consecutive trading-day period in which the daily average trading price for the ZYPS for that ten trading-day period was less than 105% of the average conversion value for the ZYPS during that period; (iii) during any period, if following the date on which the credit rating assigned to the ZYPS by Standard & Poor's Rating Services is lower than "B-" or upon the withdrawal or suspension of the ZYPS rating at the Company's request; (iv) if the Company calls the ZYPS for redemption; or (v) upon other specified corporate transactions. The ZYPS mature on May 15, 2023. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The ZYPS holders may require the Company to repurchase the ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. The Company may not have enough cash or have the ability to access enough cash to pay the ZYPS. If any of the conditions for conversion of the ZYPS is achieved it will result in dilution of the Company's earnings per share by adding approximately 23.4 million shares to the share count in calculating the Company's earnings per share. If the ZYPS are converted into the Company's shares it will result in dilution of existing stockholders.

           The Company has made, and in the future, may continue to make strategic and other investments in companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that the Company may lose the total amount of its investments. The Company may not be able to identify suitable investment candidates, and, even if it does, the Company may not be able to make those investments on acceptable terms, or at all. In addition, even if the Company makes investments, it may not gain strategic or other benefits from those investments.

           The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. The Company offers complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released. The Company may not discover such defects or errors until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects or errors in the Company's products and these defects or errors could result in future lost sales. Defects or errors in the Company's products also may result in product liability claims, which could cause adverse publicity and impair their market acceptance. In addition, the Company may incur fees or penalties in connection with problems associated with its products and services.

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

           The telecommunications industry continues to undergo significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment also may have an impact on the Company's revenues and/or costs in any given part of the world. The worldwide enhanced services industry is already highly competitive and the Company expects competition to intensify. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the enhanced services markets. Moreover, as the Company enters into new markets as a result of its own research and development efforts or acquisitions, it is likely to encounter new competitors.

           The Company's competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of the Company's competitors have, in relation to it, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. New competitors continue to emerge and there continues to be consolidation among existing competitors, which may reduce the Company's market share. In addition, some of the Company's customers may in the future decide to develop internally their own solutions instead of purchasing them from the Company. Increased competition could force the Company to lower its prices or take other actions to differentiate its products.

           The market for Verint's security and business intelligence products in the past has been affected by weakness in general economic conditions, delays or reductions in customers' information technology spending and uncertainties relating to government expenditure programs. Verint's business generated from government contracts may be adversely affected if: (i) Verint's reputation or relationship with government agencies is impaired, (ii) Verint is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency, (iii) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where Verint does not provide products and services, (iv) Verint is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, including those related to procurement, (v) Verint is not granted security clearances required to sell products to domestic or foreign governments or such security clearances are revoked, (vi) there is a change in government procurement procedures, or
(vii) there is a change in political climate that adversely affects Verint's existing or prospective relationships. Competitive conditions in this sector also have been affected by the increasing use by certain potential customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals.

           The markets for Verint's security and business intelligence products are still emerging. Verint's growth is dependent on, among other things, the size and pace at which the markets for its products develop. If the markets for its products decrease, remain constant or grow slower than Verint anticipates, Verint will not be able to maintain its growth. Continued growth in the demand for Verint's products is uncertain as, among other reasons, its existing customers and potential customers may: (i) not achieve a return on their investment in its products; (ii) experience technical difficulty in utilizing its products; or (iii) use alternative solutions to achieve their security, intelligence or business objectives. In addition, as Verint's enterprise business intelligence products are sold primarily to contact centers, slower than anticipated growth or a contraction in the number of contact centers will have a material adverse effect on the Verint's ability to maintain its growth.

           The global market for analytical solutions for security and business applications is intensely competitive, both in the number and breadth of competing companies and products and the manner in which products are sold. For example, Verint often competes for customer contracts through a competitive bidding process that subjects it to risks associated with: (i) the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns; and (ii) the substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to Verint.

           A subsidiary of Verint, Verint Technology Inc. ("Verint Technology"), which sells and supports its communications interception solutions to various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. The Company, Verint, Verint Technology and the Department of Defense entered into a proxy agreement, under which Verint, among other requirements, appointed three U.S. citizens holding the requisite security clearances to exercise all prerogatives of ownership of Verint Technology (including, without limitation, oversight of Verint Technology's security arrangements) as holders of proxies to vote Verint Technology stock. The proxy agreement may be terminated and Verint Technology's facility security clearances may be revoked in the event of a breach of the proxy agreement, or if it is determined by the Department of Defense that termination is in the national interest. If Verint Technology's facility security clearance is revoked, sales to U.S. government agencies will be adversely affected and may adversely affect sales to other international government agencies. In addition, concerns about the security of Verint, its personnel or its products may have a material adverse affect on Verint's business, financial condition and results of operations, including a negative impact on sales to U.S. and international government agencies.

           Many of Verint's government contracts contain provisions that give the governments party to those contracts rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to: (i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. government, suspend Verint from doing business with a foreign government or prevent Verint from selling its products in certain countries;
(iii) audit and object to Verint's contract- related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in Verint's contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a government terminates a contract with Verint for convenience, Verint may not recover its incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a government terminates a contract for default, Verint may not recover those amounts, and, in addition, it may be liable for any costs incurred by a government in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding Verint's termination with other government agencies. As a result, Verint's on-going or prospective relationships with such other government agencies could be impaired.

           Verint must comply with domestic and foreign laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how Verint does business with government agencies in various countries and may impose added costs on its business. For example, in the United States, Verint is subject to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. Verint is subject to similar regulations in foreign countries as well.

           If a government review or investigation uncovers improper or illegal activities, Verint may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with government agencies, which could materially and adversely affect its business, financial condition and results of operations. In addition, a government may reform its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair Verint's ability to obtain new contracts.

           Verint's products are often used by customers to compile and analyze highly sensitive or confidential information and data, including information or data used in intelligence gathering or law enforcement activities. Verint may come into contact with such information or data when it performs support or maintenance functions for its customers. While Verint has internal policies, procedures and training for employees in connection with performing these functions, even the perception that such potential contact may pose a security risk or that any of Verint's employees has improperly handled sensitive or confidential information and data of a customer could harm its reputation and could inhibit market acceptance of its products.

           As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks, such as Verint's solutions. For example, products which Verint sells in the United States to law enforcement agencies and which interface with a variety of wireline, wireless and Internet protocol networks, must comply with the technical standards established by the Federal Communications Commission pursuant to the Communications Assistance for Law Enforcement Act and products that it sells in Europe must comply with the technical standards established by the European Telecommunications Standard Institute. The adoption of new laws governing the use of Verint's products or changes made to existing laws could cause a decline in the use of its products and could result in increased expenses for Verint, particularly if it is required to modify or redesign its products to accommodate these new or changing laws.

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

           The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company has regularly participated in a conditional grant program administered by the OCS under which it has received significant benefits through reimbursement of up to 50% of qualified research and development expenditures. Certain of the Company's subsidiaries currently pay royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. Such royalty payments are currently required to be made until the government has been reimbursed the amounts received by the Company, which is linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. As of April 30, 2004, such subsidiaries of the Company received approximately $54.7 million in cumulative grants from the OCS and recorded approximately $23.0 million in cumulative royalties to the OCS. During the year ended January 31, 2003, one of the Company's subsidiaries finalized an arrangement with the OCS whereby the subsidiary agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, this subsidiary began to receive lower amounts from the OCS than it had historically received, but will not have to pay royalty amounts on such grants. The amount of reimbursement received by the Company under this program has been reduced significantly, and the Company does not expect to receive significant reimbursement under this program in the future. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The continued reduction in the benefits received by the Company under the program, or the termination of its eligibility to receive these benefits at all in the future, could adversely affect the Company's operating results.

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

           While the Company occasionally files patent applications, it cannot be assured that patents will be issued on the basis of such applications or that, if such patents are issued, they will be sufficiently broad to protect its technology. In addition, the Company cannot be assured that any patents issued to it will not be challenged, invalidated or circumvented.

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


ITEM 4.    CONTROLS AND PROCEDURES.

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of April 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of April 30, 2004.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended April 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           On March 16, 2004, BellSouth Intellectual Property Corp. ("BellSouth") filed a complaint in the United States District Court for the Northern District of Georgia against Comverse Technology, Inc. alleging infringement of Patent Nos. 5,857,013 and 5,764,747, and, on March 17, 2004, BellSouth amended the complaint, removing any and all references to Comverse Technology, Inc., and naming Comverse, Inc., in an action captioned: BellSouth Intellectual Property Corp. v. Comverse, Inc., Civil Action No. 1:04-CV-0739. BellSouth alleges that Patent Nos. 5,857,013 and 5,764,747 cover certain aspects of some of Comverse Inc.'s systems, and it seeks, among other relief, monetary damages and injunctive relief. On May 5, 2004, Comverse, Inc. filed an answer and counterclaims which, among other things, denies any infringement and seeks a declaratory judgment that the patents at issue are invalid and unenforceable. The Company believes all claims are without merit and Comverse, Inc. will vigorously defend against BellSouth's claims.

           From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any other pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit Index.

           31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

           31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

           32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

           During the first quarter of 2004, the Company furnished a report on Form 8-K dated March 10, 2004, reporting under Items 7 and 12 that on March 10, 2004, the Company issued a press release announcing its financial results for the fourth quarter and fiscal year ended January 31, 2004.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           COMVERSE TECHNOLOGY, INC.

Dated: June 8, 2004                        /s/ Kobi Alexander
                                           -----------------------------------
                                           Kobi Alexander
                                           Chairman of the Board
                                           and Chief Executive Officer



Dated: June 8, 2004                        /s/ David Kreinberg
                                           -----------------------------------
                                           David Kreinberg
                                           Executive Vice President
                                           and Chief Financial Officer