Form 10-Q
period 2004-07-31
COMVERSE TECHNOLOGY INC/NY/
filed 2004-09-09
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended July 31, 2004

                                       or

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

                                                                [X] Yes [ ] No

     The number of shares outstanding of the registrant's common stock, par value $0.10 per share, as of September 2, 2004 was 196,007,395.

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    1.          Condensed Consolidated Balance Sheets as
                of January 31, 2004 and July 31, 2004                         2

    2.          Condensed Consolidated Statements of Operations
                for the Three and Six Month Periods
                Ended July 31, 2003 and July 31, 2004                         3

    3.          Condensed Consolidated Statements of Cash Flows
                for the Six Month Periods Ended
                July 31, 2003 and July 31, 2004                               4

    4.          Notes to Condensed Consolidated Financial
                Statements                                                    5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                       14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.          34

ITEM 4. CONTROLS AND PROCEDURES.                                             34

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.                                                   34

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                 35

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                    36

SIGNATURES                                                                   37

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

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.


                                      COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   JANUARY 31,           JULY 31,
                                                                                      2004*                2004
                                                                                                       (Unaudited)

ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                      $ 1,530,995          $ 1,808,641
   Bank time deposits and short-term investments                                      667,504              378,120
   Accounts receivable, net                                                           158,236              197,830
   Inventories                                                                         54,751               66,691
   Prepaid expenses and other current assets                                           50,798               54,898
                                                                                  ------------         ------------
TOTAL CURRENT ASSETS                                                                2,462,284            2,506,180
PROPERTY AND EQUIPMENT, net                                                           125,023              124,222
OTHER ASSETS                                                                          140,735              171,137
                                                                                  ------------         ------------
TOTAL ASSETS                                                                      $ 2,728,042          $ 2,801,539
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $   229,296          $   269,304
   Bank loans and other debt                                                            2,649                8,827
   Advance payments from customers                                                     89,062               99,576
                                                                                  ------------         ------------
TOTAL CURRENT LIABILITIES                                                             321,007              377,707
CONVERTIBLE DEBT                                                                      544,723              507,253
OTHER LIABILITIES                                                                      28,288               19,261
                                                                                  ------------         ------------
TOTAL LIABILITIES                                                                     894,018              904,221
                                                                                  ------------         ------------
MINORITY INTEREST                                                                     161,478              178,180
                                                                                  ------------         ------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 194,549,886 and 195,985,395 shares                        19,454               19,598
   Additional paid-in capital                                                       1,210,547            1,240,728
   Unearned stock compensation                                                         (6,707)              (5,843)
   Retained earnings                                                                  439,899              460,227
   Accumulated other comprehensive income                                               9,353                4,428
                                                                                  ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                                          1,672,546            1,719,138
                                                                                  ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 2,728,042          $ 2,801,539
                                                                                  ============         ============


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

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                SIX MONTHS ENDED            THREE MONTHS ENDED

                                                                              JULY 31,        JULY 31,      JULY 31,      JULY 31,
                                                                                2003           2004          2003           2004
      Sales                                                                 $ 369,020      $ 454,822     $ 188,468      $ 233,427
      Cost of sales                                                           161,697        182,716        81,324         93,124
                                                                            ----------     ----------    ----------     ----------
      Gross margin                                                            207,323        272,106       107,144        140,303

      Operating expenses:
           Research and development, net                                      108,292        112,069        53,804         56,527
           Selling, general and administrative                                125,065        140,002        62,993         71,507
           In-process research and development and other
           acquisition-related charges                                              -          4,635             -              -
           Workforce reduction, restructuring and impairment
           charges (credits)                                                     (233)  `        164          (233)          (534)
                                                                            ----------     ----------    ----------     ----------

      Income (loss) from operations                                           (25,801)        15,236        (9,420)        12,803

      Interest and other income, net                                           25,054         15,429        11,718          7,784
                                                                            ----------     ----------    ----------     ----------

      Income (loss) before income tax provision, minority interest
      and equity in the earnings (losses) of affiliates                          (747)        30,665         2,298         20,587

      Income tax provision                                                      4,206          5,160         2,226          3,668

      Minority interest and equity in the earnings (losses) of affiliates      (1,924)        (5,177)       (1,130)        (3,592)
                                                                            ----------     ----------    ----------     ----------

      Net income (loss)                                                     $  (6,877)     $  20,328     $  (1,058)     $  13,327
                                                                            ==========     ==========    ==========     ==========

      Earnings (loss) per share:
      Basic                                                                 $   (0.04)     $    0.10     $   (0.01)     $    0.07
                                                                            ==========     ==========    ==========     ==========
      Diluted                                                               $   (0.04)     $    0.10     $   (0.01)     $    0.06
                                                                            ==========     ==========    ==========     ==========

The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                JULY 31,           JULY 31,
                                                                                 2003                2004
Cash flows from operating activities:
     Net cash from operations after adjustment
       for non-cash items                                                    $    35,607         $    64,837
     Changes in operating assets and liabilities:
     Accounts receivable, net                                                     35,609             (39,594)
     Inventories                                                                     225             (11,940)
     Prepaid expenses and other current assets                                     8,422              (2,518)
     Accounts payable and accrued expenses                                       (17,519)             37,525
     Advance payments from customers                                             (11,827)             10,514
     Other, net                                                                   (5,518)             (5,115)
                                                                             ------------        ------------
Net cash provided by operating activities                                         44,999              53,709
                                                                             ------------        ------------

Cash flows from investing activities:
     Maturities and sales (purchases) of bank time deposits
       and investments, net                                                     (326,949)            283,748
     Purchase of property and equipment                                          (19,403)            (23,326)
     Capitalization of software development costs                                 (4,894)             (2,041)
     Net assets acquired                                                          (5,910)            (36,107)
                                                                             ------------        ------------
Net cash provided by (used in) investing activities                             (357,156)            222,274
                                                                             ------------        ------------



Cash flows from financing activities:
     Net proceeds from issuance of convertible debt                              412,974                   -
     Repurchase of convertible debt                                             (221,446)            (36,873)
     Repayment of bank loan                                                      (42,000)                  -
     Net proceeds from issuance of stock                                         147,391              38,813
     Other, net                                                                   (4,205)               (277)
                                                                             ------------        ------------
Net cash provided by financing activities                                        292,714               1,663
                                                                             ------------        ------------

Net increase (decrease) in cash and cash equivalents                             (19,443)            277,646
Cash and cash equivalents, beginning of period                                 1,402,783           1,530,995
                                                                             ------------        ------------
Cash and cash equivalents, end of period                                     $ 1,383,340         $ 1,808,641
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

         The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2004. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six month periods ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year.

         RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the presentation in the current year.

         STOCK-BASED COMPENSATION. The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based employee compensation cost for stock options is reflected in net income (loss) for any periods, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of grant. During the year ended January 31, 2004, the Company and one of its subsidiaries granted shares of restricted stock to certain key employees. Stock-based employee compensation expense relating to restricted stock for the three month periods ended July 31, 2003 and 2004, of approximately $0 and $433,000, respectively, and for the six month periods ended July 31, 2003 and 2004, of approximately $0 and $864,000, respectively, is included in 'Selling, general and administrative' expenses in the Condensed Consolidated Statements of Operations.

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

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for all periods:

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         JULY 31,                              JULY 31,
                                           -----------------------------------------------------------------------

                                                2003              2004             2003                2004
                                                ----              ----             ----                ----
                                                     (In thousands)                     (In thousands)

  Net income (loss), as reported              $ (1,058)         $ 13,327        $ (6,877)           $ 20,328

  Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all
  awards, net of related tax effects           (39,914)          (31,602)        (77,049)            (70,654)
                                              ---------         ---------       ---------           ---------

  Pro forma net loss                          $(40,972)         $(18,275)       $(83,926)           $(50,326)
                                              =========         =========       =========           =========

  Earnings (loss) per share:

  Basic - as reported                         $  (0.01)         $   0.07        $  (0.04)           $   0.10
  Basic - pro forma                           $  (0.22)         $  (0.09)       $  (0.45)           $  (0.26)

  Diluted - as reported                       $  (0.01)         $   0.06        $  (0.04)           $   0.10
  Diluted - pro forma                         $  (0.22)         $  (0.09)       $  (0.45)           $  (0.26)


         INVENTORIES. The composition of inventories at January 31, 2004 and July 31, 2004 is as follows:

                                                JANUARY 31,         JULY 31,
                                                   2004               2004
                                                       (In thousands)

                      Raw materials              $ 23,157           $ 21,139
                      Work in process              12,802             15,118
                      Finished goods               18,792             30,434
                                                 --------           --------
                                                 $ 54,751           $ 66,691
                                                 ========           ========

         RESEARCH AND DEVELOPMENT EXPENSES. A significant portion of the Company's research and development operations are located in Israel where the Company derives benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. Certain of the Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. Certain of the Company's subsidiaries accrue royalties to the OCS for the sale of products incorporating technology developed in these projects. Under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The amounts reimbursed by the OCS for the three month periods ended July 31, 2003 and 2004 were approximately $3,781,000 and $2,373,000, respectively, and for the six month periods ended July 31, 2003 and 2004 were approximately $4,989,000 and $4,824,000, respectively.

         EARNINGS (LOSS) PER SHARE. The computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation of earnings (loss) per share for the three and six month periods ended July 31, 2003 and 2004 is as follows:

                                              THREE MONTHS ENDED                        THREE MONTHS ENDED
                                                JULY 31, 2003                             JULY 31, 2004
                                                -------------                             -------------
                                     Net                     Per Share            Net                    Per Share
                                     Loss         Shares       Amount            Income      Shares       Amount
                                               (In thousands, except per share data)

BASIC EPS
---------
Net income (loss)                  $ (1,058)      188,844    $  (0.01)         $ 13,327      195,467   $   0.07
                                                             =========                                 =========

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Options                                                                                        6,350
Subsidiary options                                                                 (243)
                             -----------------------------------------   ----------------------------------------

DILUTED EPS                        $ (1,058)      188,844    $  (0.01)         $ 13,084      201,817   $   0.06
                                   =========     =========   =========         =========    =========  =========


                                              SIX MONTHS ENDED                          SIX MONTHS ENDED
                                                JULY 31, 2003                             JULY 31, 2004
                                                -------------                             -------------
                                     Net                      Per Share           Net                     Per Share
                                     Loss         Shares       Amount            Income      Shares        Amount
                                               (In thousands, except per share data)

BASIC EPS
---------
Net income (loss)                  $ (6,877)      188,531   $  (0.04)           $ 20,328      195,136    $   0.10
                                                            =========                                    =========

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Options                                                                                         6,637
Subsidiary options                                                                  (394)
                             -----------------------------------------   -------------------------------------------

DILUTED EPS                        $ (6,877)      188,531   $  (0.04)           $ 19,934      201,773    $   0.10
                                   =========     =========  =========           =========    =========   =========



         The diluted loss per share computation for the three and six month periods ended July 31, 2003 excludes incremental shares of approximately 5,639,000 and 3,935,000, respectively, related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during these periods. The shares issuable upon the conversion of the Company's 1.50% Convertible Senior Debentures due December 2005 (the "Debentures") were not included in the computation of diluted earnings (loss) per share for all periods because the effect of including them would be antidilutive. In addition, the shares issuable upon the conversion of the Company's Zero Yield Puttable Securities due 2023 ("ZYPS") were not included in the computation of diluted earnings (loss) per share for all periods. The ZYPS are convertible into shares of the Company's common stock contingent upon the occurrence of certain events that have not yet occurred. As such, the contingent conversion feature has not been satisfied and the ZYPS are not currently considered to be dilutive in accordance with the provisions of SFAS No. 128, "Earnings per Share." However, refer to footnote "Proposed Accounting Pronouncement" for a description of a proposed change to this treatment. A full conversion of the ZYPS would result in the issuance of approximately 23,367,000 additional shares of common stock.

         COMPREHENSIVE INCOME (LOSS). Total comprehensive income (loss) was approximately $(7,748,000) and $12,466,000 for the three month periods ended July 31, 2003 and 2004, respectively, and $(14,570,000) and $15,403,000 for the six month periods ended July 31, 2003 and 2004, respectively. The elements of comprehensive income (loss) include net income (loss), unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

         CONVERTIBLE DEBT. In May 2003, the Company issued $420,000,000 aggregate principal amount of its ZYPS, for net proceeds of approximately $412.8 million. The ZYPS are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The ZYPS are convertible, contingent upon the occurrence of certain events, into shares of the Company's common stock at a conversion price of $17.97 per share. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including: (i) during any fiscal quarter, if the closing price per share for a period of at least a thirty consecutive trading-day period ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per share in effect on that thirtieth day; (ii) on or before May 15, 2018, if during the five business-day period following any ten consecutive trading-day period in which the daily average trading price for the ZYPS for that ten trading-day period was less than 105% of the average conversion value for the ZYPS during that period;
(iii) during any period, if following the date on which the credit rating assigned to the ZYPS by Standard & Poor's Rating Services is lower than "B-" or upon the withdrawal or suspension of the ZYPS rating at the Company's request;
(iv) if the Company calls the ZYPS for redemption; or (v) upon other specified corporate transactions. The ZYPS mature on May 15, 2023. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase, at par, all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The ZYPS holders may require the Company to repurchase the ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may, under certain circumstances, pay the repurchase price in common stock.

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

         During the three month periods ended July 31, 2003 and 2004, the Company acquired, in open market purchases, $188,458,000 and $6,975,000 of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $6,405,000 and $97,000, respectively, and during the six month periods ended July 31, 2003 and 2004, the Company acquired, in open market purchases, $233,008,000 and $37,470,000 of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $9,214,000 and $341,000, respectively. These gains are included in 'Interest and other income, net' in the Condensed Consolidated Statements of Operations. As of July 31, 2004, the Company had outstanding Debentures of $87,253,000.

         ISSUANCE OF SUBSIDIARY STOCK. In February 2004, Starhome B.V. ("Starhome"), a subsidiary of CTI, received equity financing from an unaffiliated investor group of approximately $14,481,000, net of expenses. The Company recorded a gain of approximately $11,767,000, which was recorded as an increase in stockholders' equity as a result of the issuance of subsidiary stock. Upon the completion of this transaction, the Company's ownership interest in Starhome was approximately 69.5%. In addition, Starhome received a commitment for an additional $5,000,000 in equity financing from the unaffiliated investor group, which funds are currently being held in escrow.

         ACQUISITION. On March 31, 2004, Verint Systems Inc. ("Verint") acquired certain assets and assumed certain liabilities of the government surveillance business of ECtel Ltd. ("ECtel"), which provided Verint with additional communications interception capabilities for the mass collection and analysis of voice and data communications. The purchase price was approximately $35,000,000 in cash. Verint incurred transaction costs, consisting primarily of professional fees, amounting to approximately $1,107,000 in connection with this acquisition.

         The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities of ECtel based on the estimated fair value of those assets and liabilities as of March 31, 2004. The results of operations of ECtel have been included in the Company's results of operations since March 31, 2004. Identifiable intangible assets consist of sales backlog, acquired technology, customer relationships and non-competition agreements and have estimated useful lives of up to ten years. Purchased in-process research and development represents the value assigned to research and development projects of the acquired business that were commenced but not completed at the date of acquisition, for which technological feasibility had not been established and which have no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as interpreted by Financial Accounting Standards Board ("FASB") Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the acquisition date. At the acquisition date, it was estimated that the purchased in-process research and development was approximately 40% complete and it was expected that the remaining 60% would be completed during the ensuing year. The fair value of the purchased in-process research and development was determined by an independent valuation using the income approach, which reflects the projected free cash flows that will be generated by the purchased in-process research and development projects and discounting the projected net cash flows back to their present value using a discount rate of 21%.

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

         The following is a summary of the allocation of the purchase price for this acquisition:



                                                              (IN THOUSANDS)

                 Purchase price                                $  35,000
                 Acquisition costs                                 1,107
                                                               ----------
                     Total purchase price                      $  36,107
                                                               ==========


                 Fair value of assets acquired                 $   1,417
                 Fair value of liabilities assumed                (3,282)
                 In-process research and development               3,154
                 Sales backlog                                       854
                 Acquired technology                               5,307
                 Customer relationships                            1,382
                 Non-competition agreements                        2,221
                 Goodwill                                         25,054
                                                               ----------
                     Total purchase price                      $  36,107
                                                               ==========


         A summary of pro forma results of operations has not been presented as the effect of this acquisition was not deemed material.

         WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES (CREDITS). During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program, including changes to its organizational structure and product offerings, to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with these actions, during the three year period ended January 31, 2004, the Company incurred net charges to operations primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment and other impaired assets. During the three and six month periods ended July 31, 2004, the Company incurred net charges (credits) to operations of approximately $(534,000) and $164,000, respectively.

         As of July 31, 2004, the Company had an accrual of approximately $24,711,000 relating to workforce reduction and restructuring. A roll-forward of the workforce reduction and restructuring accrual from February 1, 2004 is as follows:

                                                    WORKFORCE
                                 ACCRUAL            REDUCTION,                                       ACCRUAL
                                BALANCE AT         RESTRUCTURING                                    BALANCE AT
                                FEBRUARY 1,        & IMPAIRMENT           CASH        NON-CASH       JULY 31,
                                   2004          CHARGES (CREDITS)      PAYMENTS       CHARGES         2004
                                   ----          -----------------      --------       -------         ----
                                                   (IN THOUSANDS)
Severance and related           $  3,068          $    698              $  2,247      $      -        $  1,519
Facilities and related            26,427              (743)                2,492             -          23,192
Property and equipment                 -               209                     -           209               -
                                ---------         ---------             ---------     ---------       ---------
Total                           $ 29,495          $    164              $  4,739      $    209        $ 24,711
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

         The table below presents information about sales, income (loss) from operations and segment assets as of and for the three and six month periods ended July 31, 2003 and 2004:

                                                 Service      Security and
                                   Comverse     Enabling       Business
                                   Network      Signaling     Intelligence                   Reconciling       Consolidated
                                   Systems      Software       Recording       All Other        Items             Totals
                                   -------      --------       ---------       ---------        -----             ------

THREE MONTHS ENDED JULY 31, 2003:

Sales                             $ 130,401    $   9,434       $  46,892       $  2,673      $      (932)       $   188,468
Income (loss) from
operations                        $ (12,506)   $     855       $   4,133       $   (200)     $    (1,702)       $    (9,420)

THREE MONTHS ENDED JULY 31, 2004:

Sales                             $ 156,293    $  16,087       $  60,167       $  2,551      $    (1,671)       $   233,427
Income (loss) from
operations                        $   4,725    $   5,312       $   5,352       $   (125)     $    (2,461)       $    12,803

SIX MONTHS ENDED JULY 31, 2003:

Sales                             $ 256,277    $  18,563       $  91,307       $  4,917      $    (2,044)       $   369,020
Income (loss) from
operations                        $ (30,818)   $   1,232       $   7,632       $   (452)     $    (3,395)       $   (25,801)

SIX MONTHS ENDED JULY 31, 2004:

Sales                             $ 306,374    $  29,276       $ 116,805       $  5,145      $    (2,778)       $   454,822
Income (loss) from
operations                        $   6,566    $   7,952       $   6,213       $   (397)     $    (5,098)       $    15,236

TOTAL ASSETS:

July 31, 2003                     $ 927,718    $ 238,983       $ 309,072       $ 35,045      $ 1,149,799        $ 2,660,617
July 31, 2004                     $ 891,524    $ 254,312       $ 361,774       $ 38,665      $ 1,255,264        $ 2,801,539


         PROPOSED ACCOUNTING PRONOUNCEMENT. In July 2004, the Emerging Issues Task Force ("EITF") of the FASB issued a draft abstract for EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-8"). EITF 04-8 reflects the Task Force's tentative conclusion, to be discussed further at the next EITF meeting scheduled for September 2004, that contingently convertible debt should be included in diluted earnings per share computations (if dilutive) regardless of whether the common stock price has exceeded a predetermined threshold for a specified time period, or other market price triggers or contingent features have been met. If adopted in its current form, this consensus would be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would also be required to be restated. The Company would be required to include the shares issuable upon the conversion of the Company's ZYPS in diluted earnings per share computations for all periods that the ZYPS are outstanding, which would result in the inclusion of approximately 23,367,000 additional shares, using the "if-converted" method.

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

            SUBSEQUENT EVENT. On September 2, 2004, Verint, through a subsidiary, acquired all of the outstanding stock of RP Sicherheitssysteme GmbH ("RP"), a company in the business of developing and selling mobile digital video security solutions for transportation applications. Verint paid approximately $9,028,000 in cash and 90,144 shares of Verint common stock for RP. In addition, the shareholders of RP will be entitled to receive earn-out payments over three years based on Verint's worldwide sales, profitability and backlog of mobile video products in the transportation market during that period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies described in Item 7 in the Company's Annual Report on Form 10-K are those that are both most important to the portrayal of the Company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. As of July 31, 2004, there have been no material changes to any of the critical accounting policies contained therein.

RESULTS OF OPERATIONS

SUMMARY OF RESULTS

         Consolidated results of operations in dollars and as a percentage of sales for each of the six month periods ended July 31, 2003 and 2004 were as follows:

                                                   Six months                         Six months
                                                     ended                              ended
                                                 July 31, 2003      % of sales      July 31, 2004       % of sales
                                                -------------------------------------------------------------------

                                                                        (In thousands)

Sales                                           $   369,020           100.0%       $   454,822            100.0%
Cost of sales                                       161,697            43.8%           182,716             40.2%
                                                ------------                       ------------
Gross margin                                        207,323            56.2%           272,106             59.8%

Operating expenses:
Research and development, net                       108,292            29.3%           112,069             24.6%
Selling, general and administrative                 125,065            33.9%           140,002             30.8%
In-process research and development and other
acquisition-related charges                               -                -             4,635              1.0%
Workforce reduction, restructuring and
impairment charges (credits)                           (233)           (0.1)%              164              0.0%
                                                ------------                       ------------

Income (loss) from operations                       (25,801)           (7.0)%           15,236              3.3%

Interest and other income, net                       25,054             6.8%            15,429              3.4%
                                                ------------                       ------------

Income (loss) before income tax provision,
minority interest and equity in the earnings
(losses) of affiliates                                 (747)           (0.2)%           30,665              6.7%

Income tax provision                                  4,206             1.1%             5,160              1.1%

Minority interest and equity in the earnings
(losses) of affiliates                               (1,924)           (0.5)%           (5,177)            (1.1)%
                                                ------------                       ------------

Net income (loss)                               $    (6,877)           (1.9)%      $    20,328              4.5%
                                                ============                       ============


         Consolidated results of operations in dollars and as a percentage of sales for each of the three month periods ended July 31, 2003 and 2004 were as follows:

                                                  Three months                      Three months
                                                     ended                              ended
                                                  July 31, 2003     % of sales      July 31, 2004       % of sales
                                                --------------------------------------------------------------------
                                                                          (In thousands)

Sales                                           $   188,468           100.0%       $   233,427            100.0%
Cost of sales                                        81,324            43.2%            93,124             39.9%
                                                ------------                       ------------
Gross margin                                        107,144            56.8%           140,303             60.1%

Operating expenses:
Research and development, net                        53,804            28.5%            56,527             24.2%
Selling, general and administrative                  62,993            33.4%            71,507             30.6%
Workforce reduction, restructuring and
impairment charges (credits)                           (233)           (0.1)%             (534)            (0.2)%
                                                ------------                       ------------

Income (loss) from operations                        (9,420)           (5.0)%           12,803              5.5%

Interest and other income, net                       11,718             6.2%             7,784              3.3%
                                                ------------                       ------------

Income before income tax provision,
minority interest and equity in the earnings
(losses) of affiliates                                2,298             1.2%            20,587              8.8%

Income tax provision                                  2,226             1.2%             3,668              1.6%

Minority interest and equity in the earnings
(losses) of affiliates                               (1,130)           (0.6)%           (3,592)            (1.5)%
                                                ------------                       ------------

Net income (loss)                               $    (1,058)           (0.6)%      $    13,327              5.7%
                                                ============                       ============


INTRODUCTION

         As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry that has been experiencing a challenging capital spending environment, although there is some evidence of recent improvement. Both business units achieved year over year revenue growth, operating income and net income during the six and three month periods ended July 31, 2004 as well as sequential revenue growth during the three month period ended July 31, 2004. Verint, which services the security and business intelligence markets, achieved record revenue during the six and three month periods ended July 31, 2004 based, in part, on increased sales due to heightened awareness surrounding homeland defense and security related initiatives in the United States and abroad as well as increased business intelligence sales. Overall, for the six and three month periods ended July 31, 2004, the Company experienced year over year sales growth of 23.3% and 23.9%, respectively, and sequential sales growth of 5.4% for the three month period ended July 31, 2004, with a substantial majority of sales for all periods generated from activities serving the telecommunications industry. The Company generated operating and net income for the six and three month periods ended July 31, 2004.

SIX MONTH AND THREE MONTH PERIODS ENDED JULY 31, 2004
COMPARED TO SIX MONTH AND THREE MONTH PERIODS ENDED JULY 31, 2003

         Sales. Sales for the six and three month periods ended July 31, 2004 increased by approximately $85.8 million, or 23%, and $45.0 million, or 24%, respectively, compared to the six and three month periods ended July 31, 2003. These increases are attributable to an increase in sales in the Company's three primary business units. CNS sales increased by approximately $50.1 million during the six month period ended July 31, 2004, due primarily to increased business in Europe and Asia Pacific, and increased by approximately $25.9 million during the three month period ended July 31, 2004, due primarily to increased business in Europe and the Americas. Security and business intelligence recording sales increased by approximately $25.5 million and $13.3 million, respectively, and service enabling signaling software sales increased by approximately $10.7 million and $6.7 million, respectively, during the six and three month periods ended July 31, 2004. On a consolidated basis, sales to customers in North America represented approximately 34% and 36% of total sales for the six month periods ended July 31, 2004 and 2003, respectively, and 28% of total sales for each of the three month periods ended July 31, 2004 and 2003.

         Cost of Sales. Cost of sales for the six and three month periods ended July 31, 2004 increased by approximately $21.0 million, or 13%, and $11.8 million, or 15%, respectively, compared to the six and three month periods ended July 31, 2003. The increase in cost of sales is primarily attributable to increased materials and overhead net of overhead absorption of approximately $13.2 million and $8.3 million, respectively, increased personnel-related costs of approximately $6.5 million and $3.0 million, respectively, and net increase in various other costs of approximately $1.3 million and $0.5 million, respectively, for the six and three month periods ended July 31, 2004. Gross margins for the six and three month periods ended July 31, 2004 increased to approximately 59.8% and 60.1% from approximately 56.2% and 56.8% in the corresponding 2003 periods.

         Research and Development, Net. Net research and development expenses for the six and three month periods ended July 31, 2004 increased by approximately $3.8 million, or 3%, and $2.7 million, or 5%, respectively, compared to the six and three month periods ended July 31, 2003. The increase in net research and development expenses is primarily attributable to increased personnel-related costs of approximately $3.6 million and $2.6 million for the six and three month periods, respectively.

         Selling, General and Administrative. Selling, general and administrative expenses for the six and three month periods ended July 31, 2004 increased by approximately $14.9 million, or 12%, and $8.5 million, or 14%, respectively, compared to the six and three month periods ended July 31, 2003. However, selling, general and administrative expenses as a percentage of sales for the six and three month periods ended July 31, 2004 decreased to approximately 30.8% and 30.6% from approximately 33.9% and 33.4% in the corresponding 2003 periods. The increase in the dollar amount of selling, general and administrative expenses for the six month period is primarily due to increased employee and agent sales commissions, personnel-related costs, travel costs, professional fees and contractors and other temporary workers costs of approximately $5.2 million, $4.2 million, $1.9 million, $1.8 million and $1.0 million, respectively, and net increase in various other costs of approximately $3.8 million due primarily to decreased SG&A allocations to other expense categories, partially offset by lower bad debt expense of approximately $3.0 million. The increase in the dollar amount of selling, general and administrative expenses for the three month period is primarily due to increased employee and agent sales commissions and personnel-related costs of approximately $2.7 million and $1.9 million, respectively, and net increase in various other costs of approximately $3.9 million due primarily to decreased SG&A allocations to other expense categories.

         In-process Research and Development and Other Acquisition-related Charges. During the six month period ended July 31, 2004, the Company incurred approximately $4.6 million for in-process research and development and other acquisition-related charges resulting from Verint's purchase of ECtel's government surveillance business, as follows: (i) approximately $3.1 million of purchased in-process research and development, which was charged to expense at the acquisition, and (ii) approximately $1.5 million for the write-down of certain capitalized software development costs to their net realizable value at the date of acquisition, due to impairment caused by the existence of duplicative technology.

         Workforce reduction, restructuring and impairment charges (credits). During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with the restructuring, the Company changed its organizational structure and product offerings, resulting in the impairment of certain assets. In connection with these actions, during the six and three month periods ended July 31, 2004, the Company incurred net charges (credits) to operations of approximately $0.2 million and $(0.5) million, respectively, and during the six and three month periods ended July 31, 2003, the Company recorded a credit to operations of approximately $0.2 million. The Company expects to pay out approximately $1.5 million for severance and related obligations during the year ended January 31, 2005 and approximately $23.2 million for facilities and related obligations at various dates through January 2011.

         Interest and Other Income, Net. Interest and other income, net, for the six and three month periods ended July 31, 2004 decreased by approximately $9.6 million and $3.9 million, respectively, compared to the six and three month periods ended July 31, 2003. The principal reasons for the decrease are (i) a decrease in the gain recorded as a result of the Company's repurchases of its Debentures of approximately $8.9 million and $6.3 million, respectively; (ii) a decrease in foreign currency gains of approximately $3.2 million for the six months ended July 31, 2004; and (iii) other decreases of approximately $0.1 million, net, for the six months ended July 31, 2004. Such items were offset by
(i) decreased interest expense of approximately $1.6 million and $0.3 million, respectively, due primarily to the Company's repurchases of its Debentures and other debt reduction; (ii) a change in foreign currency gains/losses of approximately $1.6 million for the three months ended July 31, 2004; (iii) a change in the net gains/losses from the sale and write-down of investments of approximately $0.5 million and $0.2 million, respectively; and (iv) increased interest and dividend income of approximately $0.5 million and $0.3 million, respectively.

         Income Tax Provision. Provision for income taxes for the six and three month periods ended July 31, 2004 increased by approximately $1.0 million, or 23%, and $1.4 million, or 65%, respectively, compared to the six and three month periods ended July 31, 2003, due primarily to shifts in the underlying mix of pre-tax income by entity and tax jurisdiction. The Company's overall rate of tax is reduced significantly by the existence of net operating loss carryforwards for Federal income tax purposes in the United States, as well as the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

         Minority Interest and Equity in the Earnings (Losses) of Affiliates. Minority interest and equity in the earnings (losses) of affiliates for the six and three month periods ended July 31, 2004 increased by approximately $3.3 million and $2.5 million, respectively, as a result of increased minority interest expense of approximately $2.3 million and $2.0 million, respectively, primarily attributable to overall increased earnings at majority-owned subsidiaries, and a change in equity in the earnings (losses) of affiliates of approximately $1.0 million and $0.5 million, respectively.

         Net Income (Loss). Net income (loss) for the six and three month periods ended July 31, 2004 increased by approximately $27.2 million and $14.4 million, respectively, compared to the six and three month periods ended July 31, 2003, while as a percentage of sales was approximately 4.5% and 5.7%, respectively, in the six and three month periods ended July 31, 2004 compared to (1.9)% and (0.6)%, respectively, in the corresponding 2003 periods. These variances resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at July 31, 2004 and January 31, 2004 was approximately $2,128.5 million and $2,141.3 million, respectively. At July 31, 2004 and January 31, 2004, the Company had total cash and cash equivalents, bank time deposits and short-term investments of approximately $2,186.8 million and $2,198.5 million, respectively.

         Operations for the six month periods ended July 31, 2004 and 2003, after adjustment for non-cash items, provided cash of approximately $64.8 million and $35.6 million, respectively. During such periods, other changes in operating assets and liabilities provided (used) cash of approximately $(11.1) million and $9.4 million, respectively. This resulted in net cash provided by operating activities of approximately $53.7 million and $45.0 million, respectively.

         Investing activities for the six month periods ended July 31, 2004 and 2003 provided (used) cash of approximately $222.3 million and $(357.2) million, respectively. These amounts include (i) net maturities and sales (purchases) of bank time deposits and investments of approximately $283.7 million and $(326.9) million, respectively; (ii) purchases of property and equipment of approximately $(23.3) million and $(19.4) million, respectively; (iii) capitalization of software development costs of approximately $(2.0) million and $(4.9) million, respectively; and (iv) net assets acquired as a result of acquisitions of approximately $(36.1) million and $(5.9) million, respectively.

         Financing activities for the six month periods ended July 31, 2004 and 2003 provided cash of approximately $1.7 million and $292.7 million, respectively. These amounts include (i) net proceeds from the issuance of ZYPS of approximately $413.0 million for the six months ended July 31, 2003; (ii) repurchases of Debentures of approximately $(36.9) million and $(221.4) million, respectively; (iii) repayment of bank loan of $(42.0) million for the six months ended July 31, 2003; (iv) net proceeds from the issuance of stock in connection with the exercise of stock options and employee stock purchase plans and the sale of stock by Company subsidiaries of approximately $38.8 million and $147.4 million, respectively, and (v) other, net of approximately $(0.2) million and $(4.2) million, respectively.

        During the six month periods ended July 31, 2004 and 2003, the Company acquired, in open market purchases, approximately $37.5 million and $233.0 million of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $0.3 million and $9.2 million, respectively, included in 'Interest and other income, net' in the Condensed Consolidated Statements of Operations. As of July 31, 2004, the Company had outstanding Debentures of approximately $87.3 million.

       In February 2004, Starhome received equity financing from an unaffiliated investor group of approximately $14.5 million, net of expenses. The Company recorded a gain of approximately $11.8 million, which was recorded as an increase in stockholders' equity as a result of the issuance of subsidiary stock. Upon the completion of this transaction, the Company's ownership interest in Starhome was approximately 69.5%. In addition, Starhome received a commitment for an additional $5.0 million in equity financing from the unaffiliated investor group, which funds are currently being held in escrow.

         On March 31, 2004, Verint acquired certain assets and assumed certain liabilities of the government surveillance business of ECtel. The purchase price was approximately $35.0 million in cash. Verint incurred transaction costs, consisting primarily of professional fees, amounting to approximately $1.1 million in connection with this acquisition.


         On September 2, 2004, Verint, through a subsidiary, acquired all of the outstanding stock of RP Sicherheitssysteme GmbH ("RP"), a company in the business of developing and selling mobile digital video security solutions for transportation applications. Verint paid approximately $9.0 million in cash and 90,144 shares of Verint common stock for RP. In addition, the shareholders of RP will be entitled to receive earn-out payments over three years based on Verint's worldwide sales, profitability and backlog of mobile video products in the transportation market during that period.


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

CERTAIN TRENDS AND UNCERTAINTIES

         The Company derives the majority of its revenue from the telecommunications industry, which is experiencing a challenging capital spending environment. Although the capital spending environment has improved recently and the Company's revenues have increased in recent quarters, the Company experienced significant revenue declines from historical peak revenue levels, and if capital spending and technology purchasing by TSPs does not continue to improve or declines, revenue may stagnate or decrease, and the Company's operating results may be adversely affected. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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

         The Company has experienced declines in revenue from some of its traditional products sold to TSPs compared with prior years. The Company is executing a strategy to capitalize on growth opportunities in new and emerging products to offset such declines. While certain of these new products have met with initial success, it is unclear whether they will be widely adopted by the Company's customers and TSPs in general. Increases in revenue from these new products also may not exceed declines the Company may experience in revenue from the sale of its traditional products. If revenue from sales of its traditional products declines faster than revenue from the new products increases, the Company's revenue and operating results may be adversely affected.

         In addition to loss of revenue, weakness in the telecommunications industry has affected and will continue to affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for vendor financing and longer payment terms, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors or by the Company to retain or acquire market share.

         The Company's current plan of operations is predicated, in part, on a recovery in capital expenditures by its customers. In the absence of such improvement, the Company would experience deterioration in its operating results, and may determine to modify its plan for future operations accordingly, which may include, among other things, additional reductions in its workforce.

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

         The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations, which provide that any compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options. As a result, when options are priced at or above the fair market value of the underlying stock on the date of grant, as is the Company's practice, the Company incurs no compensation expense. However, the Financial Accounting Standards Board has proposed in its exposure draft entitled "Share-Based Payment, an amendment of FASB Statements No 123 and 95" new accounting requirements that, if adopted, would cause the Company to record compensation expense for all employee stock option grants. Any such expense, although it would not affect the Company's cash flows, will have a material impact on the Company's results of operations.

         In May 2003, the Company issued $420,000,000 aggregate principal amount of its ZYPS. The ZYPS are convertible into shares of the Company's common stock at a conversion price of $17.97 per share, which would result in the issuance of an aggregate of approximately 23.4 million shares, subject to adjustment upon the occurrence of specified events. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including: (i) during any fiscal quarter, if the closing price per share for a period of at least a thirty consecutive trading-day period ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per share in effect on that thirtieth day; (ii) on or before May 15, 2018, if during the five business-day period following any ten consecutive trading-day period in which the daily average trading price for the ZYPS for that ten trading-day period was less than 105% of the average conversion value for the ZYPS during that period;
(iii) during any period, if following the date on which the credit rating assigned to the ZYPS by Standard & Poor's Rating Services is lower than "B-" or upon the withdrawal or suspension of the ZYPS rating at the Company's request;
(iv) if the Company calls the ZYPS for redemption; or (v) upon other specified corporate transactions. The ZYPS mature on May 15, 2023. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase, at par, all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The ZYPS holders may require the Company to repurchase the ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. The Company may not have enough cash or have the ability to access enough cash to pay the ZYPS. If any of the conditions for conversion of the ZYPS is achieved it will result in dilution of the Company's earnings per share by adding approximately 23.4 million shares to the share count in calculating the Company's earnings per share. If the ZYPS are converted into the Company's shares it will result in dilution of existing stockholders.

         In July 2004, the EITF of the FASB issued a draft abstract for EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share". EITF 04-8 reflects the Task Force's tentative conclusion, to be discussed further at the next EITF meeting scheduled for September 2004, that contingently convertible debt should be included in diluted earnings per share computations (if dilutive) regardless of whether the common stock price has exceeded a predetermined threshold for a specified time period, or other market price triggers or contingent features have been met. If adopted in its current form, this consensus would be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes also would be required to be restated. The Company would be required to include the approximately 23.4 million shares issuable upon the conversion of the Company's ZYPS in diluted earnings per share computations for all periods that the ZYPS are outstanding, using the "if-converted" method. In the event the EITF implements Issue No. 04-8 as currently proposed, it will negatively impact the Company's diluted earnings per share for the restated and prospective periods.

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

         Many of Verint's government contracts contain provisions that give the governments party to those contracts rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to:
(i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. government, suspend Verint from doing business with a foreign government or prevent Verint from selling its products in certain countries;
(iii) audit and object to Verint's contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in Verint's contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a government terminates a contract with Verint for convenience, Verint may not recover its incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a government terminates a contract for default, Verint may not recover those amounts, and, in addition, it may be liable for any costs incurred by a government in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding Verint's termination with other government agencies. As a result, Verint's on-going or prospective relationships with such other government agencies could be impaired.

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

         The Company's historical operating results reflect substantial benefits received from programs sponsored by the Israeli government for the support of research and development, as well as tax moratoriums and favorable tax rates associated with investments in approved projects ("Approved Enterprises") in Israel. Some of these programs and tax benefits have ceased and others may not be continued in the future and the availability of such benefits to the Company may be negatively affected by a number of factors, including budgetary constraints resulting from adverse economic conditions, government policies and the Company's ability to satisfy eligibility criteria.

         The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government may further reduce or eliminate some of these benefits in the future. The Company has regularly participated in a conditional grant program administered by the OCS under which it has received significant benefits through reimbursement of up to 50% of qualified research and development expenditures. Certain of the Company's subsidiaries currently pay royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. Such royalty payments are currently required to be made until the government has been reimbursed the amounts received by the Company, which is linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. As of July 31, 2004, such subsidiaries of the Company received approximately $55.5 million in cumulative grants from the OCS and recorded approximately $24.3 million in cumulative royalties to the OCS. During the year ended January 31, 2003, one of the Company's subsidiaries finalized an arrangement with the OCS whereby the subsidiary agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, this subsidiary began to receive lower amounts from the OCS than it had historically received, but will not have to pay royalty amounts on such grants. The amount of reimbursement received by the Company under this program has been reduced significantly, and the Company does not expect to receive significant reimbursement under this program in the future. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel related technology rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The continued reduction in the benefits received by the Company under the program, or the termination of its eligibility to receive these benefits at all in the future, could adversely affect the Company's operating results.

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

         The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments, and has made significant venture capital and public equity investments, both directly and through private investment funds. Such investments subject the Company to the risks inherent in the capital markets generally, and to the performance of other businesses over which it has no direct control. Given the relatively high proportion of the Company's liquid assets relative to its overall size, the results of its operations are materially affected by the results of the Company's capital management and investment activities and the risks associated with those activities. Declines in the public equity markets have caused, and may be expected to continue to cause, the Company to experience realized and unrealized investment losses. In addition, the prevailing interest rates or a reduction therein due to economic conditions or government policies has had and may continue to have an adverse impact on the Company's results of operations.

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

ITEM 4.           CONTROLS AND PROCEDURES.

         (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of July 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of July 31, 2004.

         (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended July 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's annual meeting of shareholders held on June 15, 2004, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders:

         1. The election of seven directors to serve as the Board of Directors of the Company until the next annual meeting of shareholders and the election of their qualified successors.

         2. A proposal to adopt the Company's 2004 Stock Incentive Compensation Plan, under which up to 2,500,000 shares of the Company's common stock, par value $.10 per share, may be issued as equity-based compensation to employees, directors and consultants of the Company and its subsidiaries and affiliates.

         3. A proposal to ratify the engagement of Deloitte & Touche LLP as independent auditors of the Company for the year ending January 31, 2005.

         The nominees for directors were elected based upon the following votes:

         Nominee                    Votes For                 Votes Withheld

Kobi Alexander                     168,835,776                     8,693,901

Raz Alon                           179,325,989                     3,203,688

Itsik Danziger                     166,897,210                    10,632,167

John H. Friedman                   158,441,423                    19,088,254

Ron Hiram                          156,345,262                    21,184,415

Sam Oolie                          154,349,757                    23,179,920

William F. Sorin                   163,022,354                    14,507,323

         The adoption of the Company's 2004 Stock Incentive Compensation Plan was approved as follows:

          112,260,613      Votes for Approval

           36,952,151      Votes Against

              936,459      Abstentions

         The ratification of the engagement of Deloitte & Touche LLP as independent auditors of the Company for the year ending January 31, 2005 was approved as follows:

         174,701,362       Votes for Approval

           2,073,776       Votes Against

             754,538       Abstentions

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit Index.
    -------------

       10.1 Employment Agreement, dated as of August 19, 2004, between the Company and David Kreinberg.

       31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.
    -------------------

       During the second quarter of 2004, the Company furnished a report on Form 8-K dated June 2, 2004, reporting under Items 7 and 12 that on June 2, 2004, the Company issued a press release announcing its financial results for the first quarter ended April 30, 2004.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  COMVERSE TECHNOLOGY, INC.


Dated:    September 9, 2004                       /s/ Kobi Alexander
                                                  ------------------------------
                                                  Kobi Alexander
                                                  Chairman of the Board
                                                  and Chief Executive Officer


Dated:    September 9, 2004                       /s/ David Kreinberg
                                                  ------------------------------
                                                  David Kreinberg
                                                  Executive Vice President
                                                  and Chief Financial Officer