Form 10-Q
period 2004-10-31
COMVERSE TECHNOLOGY INC/NY/
filed 2004-12-08
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2004

                                       or

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

                                                       [X] Yes [ ] No

     The number of shares outstanding of the registrant's common stock, par value $0.10 per share, as of December 1, 2004 was 197,652,679.

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

  1.    Condensed Consolidated Balance Sheets as
        of January 31, 2004 and October 31, 2004                            2

  2.    Condensed Consolidated Statements of Operations
        for the Three and Nine Month Periods
        Ended October 31, 2003 and October 31, 2004                         3

  3.    Condensed Consolidated Statements of Cash Flows
        for the Nine Month Periods Ended
        October 31, 2003 and October 31, 2004                               4

  4.    Notes to Condensed Consolidated Financial
        Statements                                                          5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                     16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.        38

ITEM 4. CONTROLS AND PROCEDURES.                                           38

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.                                                 39

ITEM 6. EXHIBITS.                                                          39

SIGNATURES                                                                 40

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               JANUARY 31,         OCTOBER 31,
                                                                                 2004*                2004
                                                                                                  (Unaudited)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                 $ 1,530,995          $ 1,779,783
   Bank time deposits and short-term investments                                 667,504              410,675
   Accounts receivable, net                                                      158,236              215,619
   Inventories                                                                    54,751               88,032
   Prepaid expenses and other current assets                                      50,798               76,184
                                                                             ------------         ------------
TOTAL CURRENT ASSETS                                                           2,462,284            2,570,293
PROPERTY AND EQUIPMENT, net                                                      125,023              121,953
OTHER ASSETS                                                                     140,735              180,865
                                                                             ------------         ------------
TOTAL ASSETS                                                                 $ 2,728,042          $ 2,873,111
                                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $   229,296          $   283,697
   Bank loans and other debt                                                       2,649                9,752
   Advance payments from customers                                                89,062              102,966
                                                                             ------------         ------------
TOTAL CURRENT LIABILITIES                                                        321,007              396,415
CONVERTIBLE DEBT                                                                 544,723              507,253
OTHER LIABILITIES                                                                 28,288               21,521
                                                                             ------------         ------------
TOTAL LIABILITIES                                                                894,018              925,189
                                                                             ------------         ------------

MINORITY INTEREST                                                                161,478              190,434
                                                                             ------------         ------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 194,549,886 and 197,254,609 shares                   19,454               19,725
   Additional paid-in capital                                                  1,210,547            1,259,597
   Unearned stock compensation                                                    (6,707)              (5,410)
   Retained earnings                                                             439,899              476,186
   Accumulated other comprehensive income                                          9,353                7,390
                                                                             ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                                     1,672,546            1,757,488
                                                                             ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 2,728,042          $ 2,873,111
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

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                             OCTOBER 31,    OCTOBER 31,   OCTOBER 31,    OCTOBER 31,
                                                                                2003           2004          2003           2004

      Sales                                                                 $  562,863     $  700,301    $  193,843     $  245,479
      Cost of sales                                                            244,366        279,652        82,669         96,936
                                                                            -----------    -----------   -----------    -----------
      Gross margin                                                             318,497        420,649       111,174        148,543

      Operating expenses:
           Research and development, net                                       162,102        172,851        53,810         60,782
           Selling, general and administrative                                 188,956        213,769        63,891         73,767
           In-process research and development and other
           acquisition-related charges                                               -          4,635             -              -
           Workforce reduction, restructuring and impairment
           charges (credits)                                                      (233)            62             -           (102)
                                                                            -----------    -----------   -----------    -----------
      Income (loss) from operations                                            (32,328)        29,332        (6,527)        14,096

      Interest and other income, net                                            31,420         24,970         6,366          9,541
                                                                            -----------    -----------   -----------    -----------
      Income (loss) before income tax provision, minority interest
      and equity in the earnings (losses) of affiliates                           (908)        54,302          (161)        23,637

      Income tax provision                                                       6,094          9,211         1,888          4,051

      Minority interest and equity in the earnings (losses) of affiliates       (3,312)        (8,804)       (1,388)        (3,627)
                                                                            -----------    -----------   -----------    -----------
      Net income (loss)                                                     $  (10,314)    $   36,287    $   (3,437)    $   15,959
                                                                            ===========    ===========   ===========    ===========

      Earnings (loss) per share:
      Basic                                                                 $    (0.05)    $     0.19    $    (0.02)    $     0.08
                                                                            ===========    ===========   ===========    ===========
      Diluted                                                               $    (0.05)    $     0.18    $    (0.02)    $     0.08
                                                                            ===========    ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           NINE MONTHS ENDED
                                                                       OCTOBER 31,     OCTOBER 31,
                                                                          2003           2004
Cash flows from operating activities:
     Net cash from operations after adjustment
       for non-cash items                                            $    53,496     $   103,448
     Changes in operating assets and liabilities:
     Accounts receivable, net                                             24,302         (56,593)
     Inventories                                                          (6,031)        (32,655)
     Prepaid expenses and other current assets                             4,303         (13,608)
     Accounts payable and accrued expenses                                (5,182)         49,593
     Advance payments from customers                                     (10,648)         13,904
     Other, net                                                          (10,282)          2,208
                                                                     ------------    ------------
Net cash provided by operating activities                                 49,958          66,297
                                                                     ------------    ------------
Cash flows from investing activities:
     Maturities and sales (purchases) of bank time deposits
       and investments, net                                             (408,419)        239,942
     Purchase of property and equipment                                  (26,359)        (33,023)
     Capitalization of software development costs                         (6,607)         (3,165)
     Net assets acquired                                                  (5,910)        (45,389)
                                                                     ------------    ------------
Net cash provided by (used in) investing activities                     (447,295)        158,365
                                                                     ------------    ------------

Cash flows from financing activities:
     Net proceeds from issuance of convertible debt                      412,852               -
     Repurchase of convertible debt                                     (248,156)        (36,873)
     Repayment of bank loan                                              (42,000)              -
     Net proceeds from issuance of stock                                 171,846          61,395
     Other, net                                                           (6,193)           (396)
                                                                     ------------    ------------
Net cash provided by financing activities                                288,349          24,126
                                                                     ------------    ------------

Net increase (decrease) in cash and cash equivalents                    (108,988)        248,788
Cash and cash equivalents, beginning of period                         1,402,783       1,530,995
                                                                     ------------    ------------
Cash and cash equivalents, end of period                             $ 1,293,795     $ 1,779,783
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

         The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2004. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine month periods ended October 31, 2004 are not necessarily indicative of the results to be expected for the full year.

         RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the presentation in the current year.

         STOCK-BASED COMPENSATION. The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based employee compensation cost for stock options is reflected in net income (loss) for any periods, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of grant. During the year ended January 31, 2004, the Company and one of its subsidiaries granted shares of restricted stock to certain key employees. Stock-based employee compensation expense relating to restricted stock for the three month periods ended October 31, 2003 and 2004, of approximately $0 and $433,000, respectively, and for the nine month periods ended October 31, 2003 and 2004, of approximately $0 and $1,297,000, respectively, is included in `Selling, general and administrative' expenses in the Condensed Consolidated Statements of Operations.

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

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for all periods:


                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    OCTOBER 31,                     OCTOBER 31,
                                           -----------------------------------------------------------
                                                 2003          2004             2003            2004
                                                 ----          ----             ----            ----
                                                                  (In thousands)

  Net income (loss), as reported           $   (3,437)    $   15,959       $  (10,314)    $   36,287

  Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all
  awards, net of related tax effects          (37,718)       (22,883)        (114,767)       (93,537)
                                           -----------    -----------      -----------    -----------

  Pro forma net loss                       $  (41,155)    $   (6,924)      $ (125,081)    $  (57,250)
                                           ===========    ===========      ===========    ===========

  Earnings (loss) per share:

  Basic - as reported                      $    (0.02)    $     0.08       $    (0.05)    $     0.19
  Basic - pro forma                        $    (0.22)    $    (0.04)      $    (0.66)    $    (0.29)

  Diluted - as reported                    $    (0.02)    $     0.08       $    (0.05)    $     0.18
  Diluted - pro forma                      $    (0.22)    $    (0.04)      $    (0.66)    $    (0.29)


         INVENTORIES. The composition of inventories at January 31, 2004 and October 31, 2004 is as follows:

                              JANUARY 31,      OCTOBER 31,
                                 2004             2004
                                      (In thousands)

         Raw materials         $ 23,157         $ 25,865
         Work in process         12,802           17,642
         Finished goods          18,792           44,525
                               --------         --------
                               $ 54,751         $ 88,032
                               ========         ========


         RESEARCH AND DEVELOPMENT EXPENSES. A significant portion of the Company's research and development operations are located in Israel where the Company derives benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. Certain of the Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. Certain of the Company's subsidiaries accrue royalties to the OCS for the sale of products incorporating technology developed in these projects. Under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The amounts reimbursed by the OCS for the three month periods ended October 31, 2003 and 2004 were approximately $1,881,000 and $2,319,000, respectively, and for the nine month periods ended October 31, 2003 and 2004 were approximately $6,870,000 and $7,143,000, respectively.

         EARNINGS (LOSS) PER SHARE. The computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation of earnings (loss) per share for the three and nine month periods ended October 31, 2003 and 2004 is as follows:


                                           THREE MONTHS ENDED                THREE MONTHS ENDED
                                            OCTOBER 31, 2003                  OCTOBER 31, 2004
                                            ----------------                  ----------------
                                       Net                Per Share        Net                 Per Share
                                      Loss     Shares      Amount         Income     Shares      Amount
                                                        (In thousands, except per share data)

BASIC EPS
---------
Net income (loss)                  $ (3,437)   190,996   $  (0.02)       $ 15,959    196,077    $   0.08
                                                         =========                              =========

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Options                                                                                6,368
Subsidiary options                                                          (283)
                                   -------------------------------       --------------------------------
DILUTED EPS                        $ (3,437)   190,996   $  (0.02)       $ 15,676    202,445    $   0.08
                                   =========  =========  =========       =========  =========   =========



                                            NINE MONTHS ENDED                NINE MONTHS ENDED
                                            OCTOBER 31, 2003                  OCTOBER 31, 2004
                                           ------------------                ------------------
                                       Net                Per Share        Net                 Per Share
                                      Loss     Shares      Amount         Income     Shares      Amount
                                                    (In thousands, except per share data)

BASIC EPS
---------
Net income (loss)                  $ (10,314)   189,397  $   (0.05)      $  36,287    195,452   $    0.19
                                                         ==========                             ==========

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Options                                                                                6,495
Subsidiary options                                                           (649)
                                   --------------------------------       --------------------------------
DILUTED EPS                        $ (10,314)   189,397  $  (0.05)       $  35,638    201,947   $    0.18
                                   ==========  ========= ==========      ==========  =========  ==========


         The diluted loss per share computation for the three and nine month periods ended October 31, 2003 excludes incremental shares of approximately 6,206,000 and 4,889,000, respectively, related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during these periods. The shares issuable upon the conversion of the Company's 1.50% Convertible Senior Debentures due December 2005 (the "Debentures") were not included in the computation of diluted earnings (loss) per share for all periods because the effect of including them would be antidilutive. In addition, the shares issuable upon the conversion of the Company's Zero Yield Puttable Securities due 2023 ("ZYPS") were not included in the computation of diluted earnings (loss) per share for all periods. The ZYPS are convertible into shares of the Company's common stock contingent upon the occurrence of certain events that have not yet occurred. As such, the contingent conversion feature has not been satisfied and the ZYPS are not currently considered to be dilutive in accordance with the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"). However, refer to the "Recent Accounting Pronouncement" and "Subsequent Event" footnotes for a description of pending changes to this accounting treatment, an exchange offer relating to the ZYPS and the related accounting implications. A full conversion of the ZYPS would result in the issuance of approximately 23,367,000 additional shares of common stock.

         COMPREHENSIVE INCOME (LOSS). Total comprehensive income (loss) was approximately $1,993,000 and $18,921,000 for the three month periods ended October 31, 2003 and 2004, respectively, and $(12,577,000) and $34,324,000 for the nine month periods ended October 31, 2003 and 2004, respectively. The elements of comprehensive income (loss) include net income (loss), unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

         CONVERTIBLE DEBT. In May 2003, the Company issued $420,000,000 aggregate principal amount of its ZYPS, for net proceeds of approximately $412.8 million. The ZYPS are unsecured senior obligations of the Company ranking equally with all of the Company's existing and future unsecured senior indebtedness and are senior in right of payment to any of the Company's existing and future subordinated indebtedness. The ZYPS are convertible, contingent upon the occurrence of certain events, into shares of the Company's common stock at a conversion price of $17.97 per share. The ability of the holders to convert the ZYPS into common stock is subject to certain conditions including: (i) during any fiscal quarter, if the closing price per share for a period of at least a thirty consecutive trading-day period ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per share in effect on that thirtieth day; (ii) on or before May 15, 2018, if during the five business-day period following any ten consecutive trading-day period in which the daily average trading price for the ZYPS for that ten trading-day period was less than 105% of the average conversion value for the ZYPS during that period;
(iii) during any period, if following the date on which the credit rating assigned to the ZYPS by Standard & Poor's Rating Services is lower than "B-" or upon the withdrawal or suspension of the ZYPS rating at the Company's request;
(iv) if the Company calls the ZYPS for redemption; or (v) upon other specified corporate transactions. The ZYPS mature on May 15, 2023. The Company has the right to redeem the ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase, at par, all or a portion of the ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The ZYPS holders may require the Company to repurchase the ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. Upon the occurrence of a change in control, instead of paying the repurchase price in cash, the Company may, under certain circumstances, pay the repurchase price in common stock. Refer to the "Subsequent Event" footnote for a description of an exchange offer relating to the ZYPS.

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

         During the three month periods ended October 31, 2003 and 2004, the Company acquired, in open market purchases, $32,917,000 and $0 of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $1,007,000 and $0, respectively, and during the nine month periods ended October 31, 2003 and 2004, the Company acquired, in open market purchases, $265,925,000 and $37,470,000 of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $10,221,000 and $341,000, respectively. These gains are included in `Interest and other income, net' in the Condensed Consolidated Statements of Operations. As of October 31, 2004, the Company had outstanding Debentures of $87,253,000.

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

         ACQUISITIONS. On September 2, 2004, Verint, through a subsidiary, acquired all of the outstanding stock of RP Sicherheitssysteme GmbH ("RP Security"), a company in the business of developing and selling mobile digital video security solutions for transportation applications. The purchase price consisted of approximately $9,028,000 in cash and 90,144 shares of Verint's common stock. In addition, the shareholders of RP Security will be entitled to receive earn-out payments over three years based on Verint's worldwide sales, profitability and backlog of mobile video products in the transportation market during that period. Shares issued as part of the purchase price were accounted for with a value of approximately $2,977,000, or $33.03 per share. In connection with this acquisition, Verint incurred transaction costs, consisting primarily of professional fees, amounting to approximately $520,000.

         The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities of RP Security based on the estimated fair value of those assets and liabilities as of September 2, 2004. The results of operations of RP Security have been included in the Company's results of operations since September 2, 2004. A summary of the assets acquired and liabilities assumed in the acquisition as well as pro forma results of operations has not been presented as the effect of this acquisition was not deemed material.

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


         WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES (CREDITS). During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program, including changes to its organizational structure and product offerings, to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with these actions, during the three year period ended January 31, 2004, the Company incurred net charges to operations primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment and other impaired assets. During the three and nine month periods ended October 31, 2004, the Company incurred net charges (credits) to operations of approximately $(102,000) and $62,000, respectively.

         As of October 31, 2004, the Company had an accrual of approximately $22,748,000 relating to workforce reduction and restructuring. A roll-forward of the workforce reduction and restructuring accrual from February 1, 2004 is as follows:



                                                     WORKFORCE
                                  ACCRUAL           REDUCTION,                                         ACCRUAL
                                BALANCE AT         RESTRUCTURING                                      BALANCE AT
                                FEBRUARY 1,        & IMPAIRMENT         CASH         NON-CASH         OCTOBER 31,
                                   2004          CHARGES (CREDITS)     PAYMENTS       CHARGES            2004
                                   ----          -----------------     --------       -------            ----
                                                  (IN THOUSANDS)

Severance and related          $   3,068          $     596          $   3,398       $       -         $    266
Facilities and related            26,427               (743)             3,202               -           22,482
Property and equipment                 -                209                  -             209                -
                               ----------         ----------         ----------      ----------       ----------
Total                          $  29,495          $      62          $   6,600       $     209        $  22,748
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

         The table below presents information about sales, income (loss) from operations and segment assets as of and for the three and nine month periods ended October 31, 2003 and 2004:


                                                      Service         Security and
                                   Comverse          Enabling          Business
                                    Network          Signaling        Intelligence                   Reconciling      Consolidated
                                    Systems          Software          Recording        All Other       Items            Totals
                                    -------          --------          ---------        ---------       -----            ------

THREE MONTHS ENDED OCTOBER 31, 2003:

Sales                             $ 134,470         $   9,691          $  49,012      $   2,136      $    (1,466)      $   193,843
Income (loss) from
operations                        $  (8,454)        $     661          $   4,456      $    (628)     $    (2,562)      $    (6,527)

THREE MONTHS ENDED  OCTOBER 31, 2004:

Sales                             $ 163,579         $  17,034          $  63,989      $   2,786      $    (1,909)      $   245,479
Income (loss) from
operations                        $   5,534         $   6,408          $   5,055      $    (156)     $    (2,745)      $    14,096

NINE MONTHS ENDED  OCTOBER 31, 2003:

Sales                             $ 390,747         $  28,254          $ 140,319      $   7,053      $    (3,510)      $   562,863
Income (loss) from
operations                        $ (39,272)        $   1,893          $  12,088      $  (1,080)     $    (5,957)      $   (32,328)

NINE MONTHS ENDED  OCTOBER 31, 2004:

Sales                             $ 469,953         $  46,310          $ 180,794      $   7,931      $    (4,687)      $   700,301
Income (loss) from
operations                        $  12,100         $  14,360          $  11,268      $    (553)     $    (7,843)      $    29,332

TOTAL ASSETS:

October 31, 2003                  $ 863,738         $ 241,376          $ 323,923      $  33,185      $ 1,207,127       $ 2,669,349
October 31, 2004                  $ 911,285         $ 263,513          $ 387,076      $  39,484      $ 1,271,753       $ 2,873,111


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

         RECENT ACCOUNTING PRONOUNCEMENT. At its September 2004 meeting, the Emerging Issues Task Force ("EITF") of the FASB reached a conclusion on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," ("EITF 04-8") that will require the contingent shares issuable under the ZYPS to be included in the diluted earnings per share calculation (if dilutive) retroactive to the date of issuance of the ZYPS, regardless of whether market price triggers or other contingent features have been met, by applying the "if converted" method under SFAS 128. The Company has followed the existing interpretation of SFAS 128, which requires inclusion of the impact of the conversion of the ZYPS only when and if the conversion thresholds are reached. As the conversion thresholds had not been satisfied as of October 31, 2004, the Company has not included the impact of the conversion of the ZYPS in the computation of diluted earnings per share through the periods ended October 31, 2004.

         The new rule has been approved by the FASB and will be effective for reporting periods ending after December 15, 2004. Once effective, the Company will be required to include the approximately 23.4 million shares of common stock issuable upon the conversion of the Company's ZYPS in diluted earnings per share computations for all periods that the ZYPS are outstanding, using the "if-converted" method. For the three and nine month periods ended October 31, 2004 this would have resulted in a reduction of $0.01 and $0.02, respectively, to reported diluted earnings per share. See "Subsequent Event" footnote.

         SUBSEQUENT EVENT. On November 30, 2004 the Company announced that it had filed a registration statement (which has not yet become effective) with the Securities and Exchange Commission to register its offer to holders of its outstanding ZYPS, to exchange such ZYPS (hereinafter the "Existing ZYPS") for new ZYPS (the "New ZYPS") that will have substantially similar terms as the Existing ZYPS (the "Exchange Offer"), except that the New ZYPS will (i) have a net share settlement feature, (ii) allow the Company to redeem some or all of the New ZYPS at any time on or after May 15, 2009 (rather than May 15, 2008 as provided for in the Existing ZYPS) and (iii) allow the holders of the New ZYPS to require the Company to repurchase their New ZYPS for cash on May 15, 2009 (in addition to the repurchase dates provided for in the Existing ZYPS).

         Pursuant to the Exchange Offer, the Company will offer to the Existing ZYPS holders New ZYPS with a net share settlement feature which would provide that, upon conversion, the Company would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New ZYPS being converted and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of the Company's common stock. Under EITF 04-8, the Company would not be required to include any shares issuable upon conversion of the New ZYPS in its diluted shares outstanding unless the market price of the Company's common stock exceeds the conversion price, and would then only have to include that number of shares as would then be issuable based upon the in-the-money value of the conversion rights under the New ZYPS.

         The Company intends to complete the Exchange Offer before January 31, 2005. If the Company does not meet the requirements of EITF 04-8 by January 31, 2005, or to the extent the Existing ZYPS remain outstanding after that date, the shares of the Company's common stock issuable upon conversion of the Existing ZYPS will be considered outstanding on a diluted basis, and therefore will lower the Company's diluted earnings per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies described in Item 7 in the Company's Annual Report on Form 10-K are those that are both most important to the portrayal of the Company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. As of October 31, 2004, there have been no material changes to any of the critical accounting policies contained therein.

RESULTS OF OPERATIONS

SUMMARY OF RESULTS

         Consolidated results of operations in dollars and as a percentage of sales for each of the nine month periods ended October 31, 2003 and 2004 were as follows:

                                                  Nine months                     Nine months
                                                     ended                          ended
                                                 Oct. 31, 2003   % of sales      Oct. 31, 2004   % of sales
                                                -------------------------------------------------------------

                                                                        (In thousands)

Sales                                              $ 562,863      100.0%         $ 700,301       100.0%
Cost of sales                                        244,366       43.4%           279,652        39.9%
                                                   ----------                    ----------
Gross margin                                         318,497       56.6%           420,649        60.1%

Operating expenses:
Research and development, net                        162,102       28.8%           172,851        24.7%
Selling, general and administrative                  188,956       33.6%           213,769        30.5%
In-process research and development and other
acquisition-related charges                                -          -              4,635         0.7%
Workforce reduction, restructuring and
impairment charges (credits)                            (233)      (0.0)%               62         0.0%
                                                   ----------                    ----------
Income (loss) from operations                        (32,328)      (5.7)%           29,332         4.2%

Interest and other income, net                        31,420        5.6%            24,970         3.6%
                                                   ----------                    ----------

Income (loss) before income tax provision,
minority interest and equity in the earnings
(losses) of affiliates                                  (908)      (0.2)%           54,302         7.8%

Income tax provision                                   6,094        1.1%             9,211         1.3%

Minority interest and equity in the earnings
(losses) of affiliates                                (3,312)      (0.6)%           (8,804)       (1.3)%
                                                   ----------                    ----------
Net income (loss)                                  $ (10,314)      (1.8)%        $  36,287         5.2%
                                                   ==========                    ==========


         Consolidated results of operations in dollars and as a percentage of sales for each of the three month periods ended October 31, 2003 and 2004 were as follows:

                                                  Three months                      Three months
                                                     ended                              ended
                                                  Oct. 31, 2003     % of sales      Oct. 31, 2004   % of sales
                                                 ----------------------------------------------------------------
                                                                           (In thousands)

Sales                                              $ 193,843         100.0%         $ 245,479         100.0%
Cost of sales                                         82,669          42.6%            96,936          39.5%
                                                   ----------                       ----------
Gross margin                                         111,174          57.4%           148,543          60.5%

Operating expenses:
Research and development, net                         53,810          27.8%            60,782          24.8%
Selling, general and administrative                   63,891          33.0%            73,767          30.1%
Workforce reduction, restructuring and
impairment charges (credits)                               -              -              (102)           0.0%
                                                   ----------                       ----------
Income (loss) from operations                         (6,527)         (3.4)%           14,096           5.7%

Interest and other income, net                         6,366           3.3%             9,541           3.9%
                                                   ----------                       ----------
Income (loss) before income tax provision,
minority interest and equity in the earnings
(losses) of affiliates                                  (161)         (0.1)%           23,637           9.6%

Income tax provision                                   1,888           1.0%             4,051           1.7%

Minority interest and equity in the earnings
(losses) of affiliates                                (1,388)         (0.7)%           (3,627)         (1.5)%
                                                   ----------                       ----------
Net income (loss)                                  $  (3,437)         (1.8)%        $  15,959           6.5%
                                                   ==========                       ==========


INTRODUCTION

         As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry that has been experiencing a challenging capital spending environment, although there is evidence of recent improvement. Both business units achieved year over year revenue growth, operating income and net income during the nine and three month periods ended October 31, 2004 as well as sequential revenue growth during the three month period ended October 31, 2004. Verint, which services the security and business intelligence markets, achieved record revenue during the nine and three month periods ended October 31, 2004 based, in part, on increased sales due to heightened awareness surrounding homeland defense and security related initiatives in the United States and abroad as well as increased business intelligence sales. Overall, for the nine and three month periods ended October 31, 2004, the Company experienced year over year sales growth of approximately 24.4% and 26.6%, respectively, and sequential sales growth of approximately 5.2% for the three month period ended October 31, 2004, with a substantial majority of sales for all periods generated from activities serving the telecommunications industry. The Company generated operating and net income for the nine and three month periods ended October 31, 2004.

NINE MONTH AND THREE MONTH PERIODS ENDED OCTOBER 31, 2004
COMPARED TO NINE MONTH AND THREE MONTH PERIODS ENDED OCTOBER 31, 2003

         Sales. Sales for the nine and three month periods ended October 31, 2004 increased by approximately $137.4 million, or 24%, and $51.6 million, or 27%, respectively, compared to the nine and three month periods ended October 31, 2003. These increases are attributable to an increase in sales in the Company's three primary business units. CNS sales increased by approximately $79.2 million and $29.1 million, respectively, during the nine and three month periods ended October 31, 2004 due primarily to increased business in Europe and the Americas. Security and business intelligence recording sales increased by approximately $40.5 million and $15.0 million, respectively, and service enabling signaling software sales increased by approximately $18.1 million and $7.3 million, respectively, during the nine and three month periods ended October 31, 2004. On a consolidated basis, sales to customers in North America represented approximately 33% and 34% of total sales for the nine month periods ended October 31, 2004 and 2003, respectively, and approximately 32% and 30% of total sales for the three month periods ended October 31, 2004 and 2003, respectively.

         Cost of Sales. Cost of sales for the nine and three month periods ended October 31, 2004 increased by approximately $35.3 million, or 14%, and $14.3 million, or 17%, respectively, compared to the nine and three month periods ended October 31, 2003. The increase in cost of sales is primarily attributable to increased materials and overhead net of overhead absorption of approximately $22.9 million and $9.7 million, respectively, increased personnel-related costs of approximately $10.8 million and $3.9 million, respectively, and net increase in various other costs of approximately $1.6 million and $0.7 million, respectively, for the nine and three month periods ended October 31, 2004. Gross margins for the nine and three month periods ended October 31, 2004 increased to approximately 60.1% and 60.5% from approximately 56.6% and 57.4% in the corresponding 2003 periods.

         Research and Development, Net. Net research and development expenses for the nine and three month periods ended October 31, 2004 increased by approximately $10.7 million, or 7%, and $7.0 million, or 13%, respectively, compared to the nine and three month periods ended October 31, 2003. The increase in net research and development expenses is primarily attributable to increased personnel-related costs of approximately $8.3 million and $4.2 million, respectively, and increased subcontractor costs of approximately $2.4 million and $3.2 million, respectively, for the nine and three month periods ended October 31, 2004, partially offset by a net decrease in various other costs of approximately $0.4 million for the three month period ended October 31, 2004.

         Selling, General and Administrative. Selling, general and administrative expenses for the nine and three month periods ended October 31, 2004 increased by approximately $24.8 million, or 13%, and $9.9 million, or 15%, respectively, compared to the nine and three month periods ended October 31, 2003. However, selling, general and administrative expenses as a percentage of sales for the nine and three month periods ended October 31, 2004 decreased to approximately 30.5% and 30.1% from approximately 33.6% and 33.0% in the corresponding 2003 periods. The increase in the dollar amount of selling, general and administrative expenses for the nine month period is primarily due to increased employee and agent sales commissions, personnel-related costs, professional fees and travel costs of approximately $9.8 million, $9.0 million, $2.8 million and $1.4 million, respectively, and net increase in various other costs of approximately $3.3 million due primarily to decreased SG&A allocations to other expense categories, partially offset by lower bad debt expense of approximately $1.5 million. The increase in the dollar amount of selling, general and administrative expenses for the three month period is primarily due to increased employee and agent sales commissions, personnel-related costs and bad debt expense of approximately $4.5 million, $3.8 million and $1.5 million, respectively, and net increase in various other costs of approximately $0.1 million.

         In-process Research and Development and Other Acquisition-related Charges. During the nine month period ended October 31, 2004, the Company incurred approximately $4.6 million for in-process research and development and other acquisition-related charges resulting from Verint's purchase of ECtel's government surveillance business, as follows: (i) approximately $3.1 million of purchased in-process research and development, which was charged to expense at the acquisition, and (ii) approximately $1.5 million for the write-down of certain capitalized software development costs to their net realizable value at the date of acquisition, due to impairment caused by the existence of duplicative technology.

         Workforce reduction, restructuring and impairment charges (credits). During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with the restructuring, the Company changed its organizational structure and product offerings, resulting in the impairment of certain assets. In connection with these actions, during the nine and three month periods ended October 31, 2004, the Company incurred net charges (credits) to operations of approximately $0.1 million and $(0.1) million, respectively, and during the nine month period ended October 31, 2003, the Company recorded a credit to operations of approximately $0.2 million. The Company expects to pay out approximately $0.3 million for severance and related obligations during the year ended January 31, 2005 and approximately $22.5 million for facilities and related obligations at various dates through January 2011.

         Interest and Other Income, Net. Interest and other income, net, for the nine month period ended October 31, 2004 decreased by approximately $6.5 million compared to the nine month period ended October 31, 2003. The principal reasons for the decrease are (i) a decrease in the gain recorded as a result of the Company's repurchases of its Debentures of approximately $9.9 million; (ii) a decrease in foreign currency gains of approximately $2.7 million; and (iii) other decreases of approximately $0.3 million, net. Such items were offset by
(i) a decrease in the net losses from the sale and write-down of investments of approximately $2.4 million; (ii) decreased interest expense of approximately $2.1 million, due primarily to the Company's repurchases of its Debentures and other debt reduction; and (iii) increased interest and dividend income of approximately $1.9 million. Interest and other income, net, for the three month period ended October 31, 2004 increased by approximately $3.2 million compared to the three month period ended October 31, 2003. The principal reasons for the increase are (i) a decrease in the net losses from the sale and write-down of investments of approximately $1.9 million; (ii) increased interest and dividend income of approximately $1.4 million; (iii) an increase in foreign currency gains of approximately $0.6 million; and (iv) decreased interest expense of approximately $0.5 million, due primarily to the Company's repurchases of its Debentures and other debt reduction. Such items were offset by (i) a decrease in the gain recorded as a result of the Company's repurchases of its Debentures of approximately $1.0 million; and (ii) other decreases of approximately $0.2 million, net.

         Income Tax Provision. Provision for income taxes for the nine and three month periods ended October 31, 2004 increased by approximately $3.1 million and $2.2 million, respectively, compared to the nine and three month periods ended October 31, 2003, due primarily to shifts in the underlying mix of pre-tax income by entity and tax jurisdiction. The Company had an effective tax rate of approximately 17% for each of the nine and three month periods ended October 31, 2004. The Company's overall rate of tax is reduced significantly by the existence of net operating loss carryforwards for Federal income tax purposes in the United States, as well as the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

         Minority Interest and Equity in the Earnings (Losses) of Affiliates. Minority interest and equity in the earnings (losses) of affiliates for the nine and three month periods ended October 31, 2004 increased by approximately $5.5 million and $2.2 million, respectively, as a result of increased minority interest expense of approximately $4.0 million and $1.7 million, respectively, primarily attributable to overall increased earnings at majority-owned subsidiaries, and a change in equity in the earnings (losses) of affiliates of approximately $1.5 million and $0.5 million, respectively.

         Net Income (Loss). Net income (loss) for the nine and three month periods ended October 31, 2004 increased by approximately $46.6 million and $19.4 million, respectively, compared to the nine and three month periods ended October 31, 2003, while as a percentage of sales was approximately 5.2% and 6.5%, respectively, in the nine and three month periods ended October 31, 2004 compared to (1.8)% in each of the corresponding 2003 periods. These variances resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at October 31, 2004 and January 31, 2004 was approximately $2,173.9 million and $2,141.3 million, respectively. At October 31, 2004 and January 31, 2004, the Company had total cash and cash equivalents, bank time deposits and short-term investments of approximately $2,190.5 million and $2,198.5 million, respectively.

         Operations for the nine month periods ended October 31, 2004 and 2003, after adjustment for non-cash items, provided cash of approximately $103.4 million and $53.5 million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $(37.1) million and $(3.5) million, respectively. This resulted in net cash provided by operating activities of approximately $66.3 million and $50.0 million, respectively.

         Investing activities for the nine month periods ended October 31, 2004 and 2003 provided (used) cash of approximately $158.4 million and $(447.3) million, respectively. These amounts include (i) net maturities and sales (purchases) of bank time deposits and investments of approximately $239.9 million and $(408.4) million, respectively; (ii) purchases of property and equipment of approximately $(33.0) million and $(26.4) million, respectively;
(iii) capitalization of software development costs of approximately $(3.2) million and $(6.6) million, respectively; and (iv) net assets acquired as a result of acquisitions of approximately $(45.4) million and $(5.9) million, respectively.

         Financing activities for the nine month periods ended October 31, 2004 and 2003 provided cash of approximately $24.1 million and $288.3 million, respectively. These amounts include (i) net proceeds from the issuance of Existing ZYPS of approximately $412.9 million for the nine months ended October 31, 2003; (ii) repurchases of Debentures of approximately $(36.9) million and $(248.2) million, respectively; (iii) repayment of bank loan of $(42.0) million for the nine months ended October 31, 2003; (iv) net proceeds from the issuance of stock in connection with the exercise of stock options and employee stock purchase plans and the sale of stock by Company subsidiaries of approximately $61.4 million and $171.8 million, respectively, and (v) other, net of approximately $(0.4) million and $(6.2) million, respectively.

         During the nine month periods ended October 31, 2004 and 2003, the Company acquired, in open market purchases, approximately $37.5 million and $265.9 million of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $0.3 million and $10.2 million, respectively, included in `Interest and other income, net' in the Condensed Consolidated Statements of Operations. As of October 31, 2004, the Company had outstanding Debentures of approximately $87.3 million.

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

         On March 31, 2004, Verint acquired certain assets and assumed certain liabilities of the government surveillance business of ECtel. The purchase price consisted of approximately $35.0 million in cash. In connection with this acquisition, Verint incurred transaction costs, consisting primarily of professional fees, amounting to approximately $1.1 million.

         On September 2, 2004, Verint, through a subsidiary, acquired all of the outstanding stock of RP Security, a company in the business of developing and selling mobile digital video security solutions for transportation applications. The purchase price consisted of approximately $9.0 million in cash and 90,144 shares of Verint's common stock. In addition, the shareholders of RP Security will be entitled to receive earn-out payments over three years based on Verint's worldwide sales, profitability and backlog of mobile video products in the transportation market during that period. Shares issued as part of the purchase price were accounted for with a value of approximately $3.0 million, or $33.03 per share. In connection with this acquisition, Verint incurred transaction costs, consisting primarily of professional fees, amounting to approximately $0.5 million.

         On November 30, 2004 the Company announced that it had filed a registration statement (which has not yet become effective) with the Securities and Exchange Commission to register its offer to holders of its outstanding Existing ZYPS, to exchange such Existing ZYPS for New ZYPS that will have substantially similar terms as the Existing ZYPS, except that the New ZYPS will
(i) have a net share settlement feature, (ii) allow the Company to redeem some or all of the New ZYPS at any time on or after May 15, 2009 (rather than May 15, 2008 as provided for in the Existing ZYPS) and (iii) allow the holders of the New ZYPS to require the Company to repurchase their New ZYPS for cash on May 15, 2009 (in addition to the repurchase dates provided for in the Existing ZYPS).

         Pursuant to the Exchange Offer, the Company will offer to the Existing ZYPS holders New ZYPS with a net share settlement feature which would provide that, upon conversion, the Company would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New ZYPS being converted and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of the Company's common stock. The Company intends to complete the Exchange Offer before January 31, 2005.

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

         Certain TSPs also have delayed the planned introduction of new services, such as broadband mobile telephone services, that would be supported by certain of the Company's products. Certain of the Company's customers also have implemented changes in procurement practices and procedures, including limitations on purchases in anticipation of estimated future capacity requirements, and in the management and use of their networks, that have reduced the Company's sales, which also has made it very difficult for the Company to project future sales. The continuation and/or exacerbation of these negative trends will have an adverse effect on the Company's future results.

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

         In addition to loss of revenue, weakness in the telecommunications industry has affected and will continue to affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for vendor financing and longer payment terms, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors or by us to retain or acquire market share.

         The Company's current plan of operations is predicated, in part, on a recovery in capital expenditures by the Company's customers. In the absence of such improvement, the Company would experience deterioration in our operating results, and may determine to modify the Company's plan for future operations accordingly, which may include, among other things, reductions in the Company's workforce.

         The Company intends to continue to make significant investments in its business, and to examine opportunities for growth through acquisitions and strategic investments. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated demand for the associated products does not materialize or is delayed. The impact of these decisions on future financial results cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions. The Company also may not be able to identify future suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all. If the Company does make acquisitions, it may not be able to successfully incorporate the personnel, operations and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in dilution of existing stockholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged companies' key employees and customers.

         The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations, which provide that any compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options. As a result, when options are priced at or above the fair market value of the underlying stock on the date of grant, as is the Company's practice, the Company incurs no compensation expense. However, the Financial Accounting Standards Board has proposed in its exposure draft entitled "Share-Based Payment, an amendment of FASB Statements No 123 and 95" new accounting requirements that, if adopted, would cause the Company to record compensation expense for all employee stock option grants. Any such expense, although it would not affect the Company's cash flows, will have a material negative impact on the Company's results of operations.

         In May 2003, the Company issued $420,000,000 aggregate principal amount of its Existing ZYPS. The Existing ZYPS are convertible into shares of the Company's common stock at a conversion price of $17.97 per share, which would result in the issuance of an aggregate of approximately 23.4 million shares of common stock, subject to adjustment upon the occurrence of specified events. The ability of the holders to convert the Existing ZYPS into common stock is subject to certain conditions including: (i) during any fiscal quarter, if the closing price per share for a period of at least a thirty consecutive trading-day period ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per share in effect on that thirtieth day; (ii) on or before May 15, 2018, if during the five business-day period following any ten consecutive trading-day period in which the daily average trading price for the Existing ZYPS for that ten trading-day period was less than 105% of the average conversion value for the Existing ZYPS during that period; (iii) during any period, if following the date on which the credit rating assigned to the Existing ZYPS by Standard & Poor's Rating Services is lower than "B-" or upon the withdrawal or suspension of the Existing ZYPS rating at the Company's request; (iv) if the Company calls the Existing ZYPS for redemption; or (v) upon other specified corporate transactions. The Existing ZYPS mature on May 15, 2023. The Company has the right to redeem the Existing ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase, at par, all or a portion of the Existing ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The Existing ZYPS holders may require the Company to repurchase the Existing ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. The Company cannot assure, however, that sufficient funds will be available at the time of payment required on the Existing ZYPS or that the Company will be able to arrange financing to make any such required cash payments. In addition, if the Existing ZYPS are converted into the Company's shares it will result in dilution of existing stockholders.

         At its September 2004 meeting, the Emerging Issues Task Force ("EITF") of the FASB reached a conclusion on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," ("EITF 04-8") that will require the contingent shares issuable under the Existing ZYPS to be included in the diluted earnings per share calculation (if dilutive) retroactive to the date of issuance of the Existing ZYPS, regardless of whether market price triggers or other contingent features have been met, by applying the "if converted" method under SFAS 128. The Company has followed the existing interpretation of SFAS 128, which requires inclusion of the impact of the conversion of the Existing ZYPS only when and if the conversion thresholds are reached. As the conversion thresholds had not been satisfied as of October 31, 2004, the Company has not included the impact of the conversion of the Existing ZYPS in the computation of diluted earnings per share through the periods ended October 31, 2004.

         The new rule has been approved by the FASB and will be effective for reporting periods ending after December 15, 2004. Once effective, the Company will be required to include the approximately 23.4 million shares of common stock issuable upon the conversion of the Company's Existing ZYPS in diluted earnings per share computations for all periods that the Existing ZYPS are outstanding, using the "if-converted" method. For the three and nine month periods ended October 31, 2004 this would have resulted in a reduction of $0.01 and $0.02, respectively, to reported diluted earnings per share.

         On November 30, 2004 the Company announced that it had filed a registration statement (which has not yet become effective) with the Securities and Exchange Commission to register its offer to holders of its outstanding Existing ZYPS, to exchange such Existing ZYPS for New ZYPS that will have substantially similar terms as the Existing ZYPS, except that the New ZYPS will
(i) have a net share settlement feature, (ii) allow the Company to redeem some or all of the New ZYPS at any time on or after May 15, 2009 (rather than May 15, 2008 as provided for in the Existing ZYPS) and (iii) allow the holders of the New ZYPS to require the Company to repurchase their New ZYPS for cash on May 15, 2009 (in addition to the repurchase dates provided for in the Existing ZYPS). The Company cannot assure, however, that sufficient funds will be available at the time of payment required on the New ZYPS or that the Company will be able to arrange financing to make any such required cash payments. In addition, if the New ZYPS are converted into the Company's shares it may result in dilution of existing stockholders.

         Pursuant to the Exchange Offer, the Company will offer to the Existing ZYPS holders New ZYPS with a net share settlement feature which would provide that, upon conversion, the Company would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New ZYPS being converted and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of the Company's common stock. Under EITF 04-8, the Company would not be required to include any shares issuable upon conversion of the New ZYPS in its diluted shares outstanding unless the market price of the Company's common stock exceeds the conversion price, and would then only have to include that number of shares as would then be issuable based upon the in-the-money value of the conversion rights under the New ZYPS.

         The Company intends to complete the Exchange Offer before January 31, 2005. If the Company does not meet the requirements of EITF 04-8 by January 31, 2005, or to the extent the Existing ZYPS remain outstanding after that date, the shares of the Company's common stock issuable upon conversion of the Existing ZYPS will be considered outstanding on a diluted basis, and therefore will lower the Company's diluted earnings per share.

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

         The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. If the Company's current or future products develop operational problems, this could have a material adverse effect on the Company. The Company offers complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released. The Company may not discover such defects or errors until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects or errors in the Company's products and these defects or errors could result in future lost sales. Defects or errors in the Company's products also may result in product liability claims, which could cause adverse publicity and impair their market acceptance. In addition, the Company may incur fees or penalties in connection with problems associated with its products and services.

         The telecommunications industry is subject to rapid technological change. The introduction of new technologies in the telecommunications market, including the delay in the adoption of such new technologies, and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. In addition, some of the Company's products, such as call answering, have experienced declines in usage resulting from, among other factors, the introduction of new technologies and the adoption and increased use of existing technologies, which may include enhanced areas of coverage for mobile telephones and Caller ID type services. The Company's continued success will depend on its ability to correctly anticipate technological trends in its industries, to react quickly and effectively to such trends and to enhance its existing products and to introduce new products on a timely and cost-effective basis. As a result, the life cycle of the Company's products is difficult to estimate. The Company's new product offerings may not enter the market in a timely manner for their acceptance. New product offerings may not properly integrate into existing platforms and the failure of these offerings to be accepted by the market could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's sales and operating results may be adversely affected in the event customers delay purchases of existing products as they await the Company's new product offerings. Changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. Discontinuing a business unit or product line may result in the Company recording accrued liabilities for special charges, such as costs associated with a reduction in workforce. These strategic decisions could result in changes to determinations regarding a product's useful life and the recoverability of the carrying basis of certain assets.

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

         The Company relies on a limited number of suppliers and manufacturers for specific components and may not be able to find alternate manufacturers that meet its requirements. Existing or alternative sources also may not be available on favorable terms and conditions. Thus, if there is a shortage of supply for these components, the Company may experience an interruption in its product supply. In addition, loss of third party software licensing could materially and adversely affect the Company's business, financial condition and results of operations.

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

         The Company's recent growth has strained its managerial and operational resources. The Company's continued growth may further strain its resources, which could hurt its business and results of operations. There can be no assurance that the Company's managers will be able to manage growth effectively. To manage future growth, the Company's management must continue to improve the Company's operational and financial systems, procedures and controls and expand, train, retain and manage its employee base. If the Company's systems, procedures and controls are inadequate to support its operations, the Company's expansion could slow or come to a halt, and it could lose its opportunity to gain significant market share. Any inability to manage growth effectively could materially harm the Company's business, results of operations and financial condition.

         The market for Verint's digital security and business intelligence products in the past has been affected by weakness in general economic conditions, delays or reductions in customers' information technology spending and uncertainties relating to government expenditure programs. Verint's business generated from government contracts may be materially and adversely affected if:
(i) Verint's reputation or relationship with government agencies is impaired,
(ii) Verint is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency, (iii) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where Verint does not provide products and services, (iv) Verint is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, including those related to procurement, (v) Verint is not granted security clearances required to sell products to domestic or foreign governments or such security clearances are revoked, (vi) there is a change in government procurement procedures or (vii) there is a change in political climate that adversely affects Verint's existing or prospective relationships. Competitive conditions in this sector also have been affected by the increasing use by certain potential customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals.

         The markets for Verint's security and business intelligence products are still emerging. Verint's growth is dependent on, among other things, the size and pace at which the markets for its products develop. If the markets for its products decrease, remain constant or grow slower than Verint anticipates, Verint will not be able to maintain its growth. Continued growth in the demand for Verint's products is uncertain as, among other reasons, its existing customers and potential customers may: (i) not achieve a return on their investment in its products; (ii) experience technical difficulty in utilizing its products; or (iii) use alternative solutions to achieve their security, intelligence or business objectives. In addition, as Verint's business intelligence products are sold primarily to contact centers, slower than anticipated growth or a contraction in the number of contact centers will have a material adverse effect on the Verint's ability to maintain its growth.

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

         A subsidiary of Verint, Verint Technology Inc. ("Verint Technology"), which markets, sells and supports its communications interception solutions to various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. The Company, Verint, Verint Technology and the Department of Defense entered into a proxy agreement, under which Verint, among other requirements, appointed three U.S. citizens holding the requisite security clearances to exercise all prerogatives of ownership of Verint Technology (including, without limitation, oversight of Verint Technology's security arrangements) as holders of proxies to vote Verint Technology stock. The proxy agreement may be terminated and Verint Technology's facility security clearances may be revoked in the event of a breach of the proxy agreement, or if it is determined by the Department of Defense that termination is in the national interest. If Verint Technology's facility security clearance is revoked, sales to U.S. government agencies will be adversely affected and may adversely affect sales to other international government agencies. In addition, concerns about the security of Verint, its personnel or its products may have a material adverse affect on Verint's business, financial condition and results of operations, including a negative impact on sales to U.S. and international government agencies.

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

         As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks, such as the solutions that Verint offers. For example, products which Verint sells in the United States to law enforcement agencies and which interface with a variety of wireline, wireless and Internet protocol networks, must comply with the technical standards established by the Federal Communications Commission pursuant to the Communications Assistance for Law Enforcement Act and products that it sells in Europe must comply with the technical standards established by the European

Telecommunications Standard Institute. The adoption of new laws governing the use of Verint's products or changes made to existing laws could cause a decline in the use of its products and could result in increased expenses for Verint, particularly if it is required to modify or redesign its products to accommodate these new or changing laws.

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

         Geopolitical, economic and military conditions could directly affect the Company's operations. The outbreak of diseases, such as severe acute respiratory syndrome ("SARS") have and may in the future curtail travel to and from certain countries. Restrictions on travel to and from these regions on account of additional incidents of diseases, such as SARS could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. The U.S. military involvement in overseas operations including, for example, the war with Iraq, could have a material adverse effect on the Company's business, results of operations, and financial condition.

         Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Israel has experienced terrorist incidents within its borders. During this period, peace negotiations between Israel and representatives of the Palestinian Authority have been sporadic and currently are suspended. The recent death of the former President of the Palestinian Authority and the resultant political uncertainty raises concerns regarding the ability of the Palestinian Authority to maintain order in the Palestinian areas. Civil unrest in these areas could significantly increase violence between Palestinians and Israelis. The Company could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees in Israel are required to perform annual compulsory military service in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations.

         The Company's costs of operations have at times been affected by changes in the cost of its operations in Israel, resulting from changes in the value of the Israeli shekel relative to the United States dollar. Recently, the weakening of the dollar relative to the shekel has increased the costs of the Company's Israeli operations, stated in United States dollars. The Company's operations have at times also been affected by difficulties in attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the availability of such personnel has at times been severely limited. Changes in these cost factors have from time to time been significant and difficult to predict, and could in the future have a material adverse effect on the Company's results of operations.

         The Company's historical operating results reflect substantial benefits received from programs sponsored by the Israeli government for the support of research and development, as well as tax moratoriums and favorable tax rates associated with investments in approved projects ("Approved Enterprises") in Israel. Some of these programs and tax benefits have ceased and others may not be continued in the future. The availability of such benefits to the Company may be negatively affected by a number of factors, including budgetary constraints resulting from adverse economic conditions, government policies and the Company's ability to satisfy eligibility criteria. The Israeli government has reduced the benefits available under some of these programs in recent years, and Israeli government authorities have indicated that the government plans to continue to further reduce or eliminate some of these benefits in the future.

         The Company has regularly participated in a conditional grant program administered by the OCS under which it received significant benefits through reimbursement of up to 50% of qualified research and development expenditures. Certain of the Company's subsidiaries currently pay royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel in consideration of benefits received under this program. Such royalty payments are currently required to be made until the government has been reimbursed the amounts received by the Company, which is linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. As of October 31, 2004, such subsidiaries of the Company received approximately $56.9 million in cumulative grants from the OCS and recorded approximately $25.5 million in cumulative royalties to the OCS. During the year ended January 31, 2003, one of the Company's subsidiaries finalized an arrangement with the OCS whereby the subsidiary agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, this subsidiary began to receive lower amounts from the OCS than it had historically received, but will not have to pay royalty amounts on such grants. The amount of reimbursement received by the Company under this program has been reduced significantly, and the Company does not expect to receive significant reimbursement under this program in the future. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs, or to transfer outside of Israel any related intellectual property rights. In order to obtain such permission, the Company may be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The continued reduction in the benefits received by the Company under the program, or the termination of its eligibility to receive these benefits at all in the future, could adversely affect the Company's operating results.

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

         The ability of the Company's Israeli subsidiaries to pay dividends to the Company is governed by Israeli law, which provides that cash dividends may be paid by an Israeli corporation only out of retained earnings as determined for statutory purposes in Israeli currency. In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years' earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States. Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. The Israeli company is also subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of the Approved Enterprise status.

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

         The occurrence or perception of security breaches within the Company could harm the Company's business, financial condition and operating results. While the Company utilizes sophisticated security measures, third parties may attempt to breach the Company's security through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability. Even if the Company is not held liable, a security breach could harm the Company's reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of the Company's products.

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

         Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The Company has, and anticipates that it will continue to receive, contracts denominated in foreign currencies, particularly the euro. As a result of the unpredictable timing of purchase orders and payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the risk of significant changes in currency rates during the contract period. The Company may experience adverse consequences from the failure to hedge the exchange rate risks associated with contracts denominated in foreign currencies and its operating results have been negatively impacted for certain periods and may continue to be affected to a material extent by the impact of currency fluctuations. Operating results may also be affected by the cost of such hedging activities that the Company does undertake.

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

         If others claim that the Company's products infringe their intellectual property rights, the Company may be forced to seek expensive licenses, reengineer its products, engage in expensive and time-consuming litigation or stop marketing its products. The Company attempts to avoid infringing known proprietary rights of third parties in its product development efforts. The Company does not, however, regularly conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. There are many issued patents as well as patent applications in the fields in which the Company is engaged. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to the Company's software and products. If the Company were to discover that its products violated or potentially violated third-party proprietary rights, it might not be able to continue to offer these products without obtaining licenses for those products or without substantial reengineering of the products. Any reengineering effort may not be successful and the Company cannot be certain as to whether such licenses would be available. Even if such licenses were available, the Company cannot be certain that any licenses would be offered to the Company on commercially reasonable terms.

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

         The severe decline in the public trading prices of equity securities in the past, particularly in the technology and telecommunications sectors, and corresponding decline in values of privately-held companies and venture capital funds in which the Company has invested, have, and may continue to have, an adverse impact on the Company's financial results. The Company has in the past benefited from the long-term rise in the public trading price of its shares in various ways, including its ability to use equity incentive arrangements as a means of attracting and retaining the highly qualified employees necessary for the growth of its business and its ability to raise capital on relatively attractive conditions. The past decline in the price of the Company's shares, and the overall decline in equity prices between 2000 and 2003 generally, and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to significantly rely on equity incentive arrangements as a means to recruit and retain talented employees.

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

         The Company has not declared or paid any cash dividends on its common stock and currently does not expect to pay cash dividends in the near future. Consequently, any economic return to a shareholder may be derived, if at all, from appreciation in the price of the Company's stock, and not as a result of dividend payments.

         The Company may issue additional equity securities, which would lead to dilution of its issued and outstanding common stock. The Company has used and may continue to use its common stock or securities convertible into common stock to acquire technology, products, product rights and businesses, or reduce or retire existing indebtedness, among other purposes. The issuance of additional equity securities or securities convertible into equity securities for these or other purposes would result in dilution of existing shareholders' equity interests in the Company.

         In addition, the Company's board of directors has the authority to cause the Company to issue, without vote or action of the Company's shareholders, up to 2,500,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of its common stock. The Company's board of directors has no present intention of issuing any such preferred series, but reserves the right to do so in the future. The Company is also authorized to issue, without shareholder approval, common stock under certain circumstances. The issuance of either preferred or common stock could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of the Company. If this occurs, investors could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Refer to Item 7A in the Company's Annual Report on Form 10-K for a discussion about the Company's exposure to market risks.


ITEM 4. CONTROLS AND PROCEDURES.

         (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of October 31, 2004.

         (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended October 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 6.      EXHIBITS.

       Exhibit Index.
       --------------

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


                                                    COMVERSE TECHNOLOGY, INC.


Dated:    December 8, 2004                          /s/ Kobi Alexander
                                                    ----------------------------
                                                    Kobi Alexander
                                                    Chairman of the Board
                                                    and Chief Executive Officer


Dated:    December 8, 2004                          /s/ David Kreinberg
                                                    ----------------------------
                                                    David Kreinberg
                                                    Executive Vice President
                                                    and Chief Financial Officer