Form 10-K
period 2005-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2005-04-04
CIK 803014

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

                   For the fiscal year ended January 31, 2005


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

                                909 THIRD AVENUE
                            NEW YORK, NEW YORK 10022
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 212-652-6801


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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                [X] Yes [ ] No

           The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, July 31, 2004, was approximately $3,336,772,000.

           There were 199,543,867 shares of the registrant's common stock outstanding on March 24, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2005, are incorporated by reference in
Part III.

                       ___________________________________



Comverse, Comverse Technology, Total Communication and InSight, are trademarks or service marks of the Company. Verint(R), Powering Actionable Intelligence(R), LORONIX(R) Intelligent Recording(R), OpenStorage Portal(R), and SmartSight(R) are registered trademarks and Actionable Intelligence, RELIANT, STAR-GATE, ULTRA, VANTAGE, Universal Database and Verint Systems are trademarks of Verint Systems Inc., a subsidiary of the Company. Signalware(R) and Ulticom(R) are registered trademarks of Ulticom, Inc., a subsidiary of the Company.

FORWARD-LOOKING STATEMENTS

      Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important risks, uncertainties and other important factors that could cause actual results to differ materially include, among others: changes in the demand for the company's products; changes in capital spending among the company's current and prospective customers; the risks associated with the sale of large, complex, high capacity systems and with new product introductions as well as the uncertainty of customer acceptance of these new or enhanced products from either the company or its competition; risks associated with rapidly changing technology and the ability of the company to introduce new products on a timely and cost-effective basis; aggressive competition may force the company to reduce prices; a failure to compensate any decrease in the sale of the company's traditional products with a corresponding increase in sales of new products; risks associated with changes in the competitive or regulatory environment in which the company operates; risks associated with prosecuting or defending allegations or claims of infringement of intellectual property rights; risks associated with significant foreign operations and international sales and investment activities, including fluctuations in foreign currency exchange rates, interest rates, and valuations of public and private equity; the volatility of macroeconomic and industry conditions and the international marketplace; risks associated with the company's ability to retain existing personnel and recruit and retain qualified personnel; and other risks described in filings with the Securities and Exchange Commission. These risks and uncertainties, as well as other factors, are discussed in greater detail at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K. The company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                           COMVERSE TECHNOLOGY, INC.

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
                                     PART I

Item 1.         Business.                                                                                           3
Item 2.         Properties.                                                                                        14
Item 3.         Legal Proceedings.                                                                                 14
Item 4.         Submission of Matters to a Vote of Security Holders.                                               14

                                     PART II

Item 5.         Market For Registrant's Common Equity And Related Stockholder Matters.                             15
Item 6.         Selected Financial Data.                                                                           16
Item 7.         Management's Discussion And Analysis Of Financial Condition And Results Of Operations.             17
Item 7A.        Quantitative And Qualitative Disclosures About Market Risk.                                        46
Item 8.         Financial Statements And Supplementary Data.                                                       47
Item 9.         Changes In And Disagreements With Accountants On Accounting And Financial Disclosure               47
Item 9A.        Controls And Procedures.                                                                           47
Item 9B.        Other Information.                                                                                 47

                                    PART III

Item 10.        Directors And Executive Officers Of The Registrant.                                                47
Item 11.        Executive Compensation.                                                                            48
Item 12.        Security Ownership Of Certain Beneficial Owners And Management And
                 Related Stockholder Matters.                                                                      48
Item 13.        Certain Relationships And Related Transactions.                                                    48
Item 14.        Principal Accounting Fees And Services.                                                            48

                                     PART IV

Item 15.        Exhibits and Financial Statement Schedules.                                                        49


                                     PART I
ITEM 1.  BUSINESS.

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

           The Company's subsidiary Comverse, Inc. ("Comverse") provides telecommunications software, systems, and related services to telecommunications service providers ("TSPs") that enable voice and data value-added enhanced services and real-time billing of communication services. These products comprise Comverse's Total Communication portfolio and address four primary categories: call completion and call management solutions; advanced messaging solutions for groups, communities and person-to-person communication; solutions and enablers for the management and delivery of data and content-based services; and real-time billing and account management solutions for dynamic service environments. These products are designed to enhance the communication experience and generate TSP traffic and revenue. Comverse's principal market for its systems consists of organizations that use the systems to provide services to the public, often on a subscription or pay-per-usage basis, and includes both wireless and wireline telecommunications network operators.

           Comverse markets its systems throughout the world, with its own direct sales force and in cooperation with a number of leading international vendors of telecommunications infrastructure equipment.

           Approximately 400 wireless and wireline TSPs in more than 110 countries, including the majority of the 20 largest telecom companies in the world, have selected Comverse's products to provide enhanced telecommunications services to their customers. Major network operators and service providers using Comverse's systems include, among others, AT&T (USA), China Mobile, Cingular
(USA), Deutsche Telekom (multiple countries), O2 (Germany and UK), Orange (multiple countries), Reliance Infocomm (India), SBC Communications (USA), Sprint (USA), Telecom Italia (Italy), Telmex (Mexico), Telstra (Australia), Verizon (USA), Vimpelcom (Russia), Vivo (Brazil), and Vodafone (multiple countries).

           Through its subsidiary, Verint Systems Inc. ("Verint"), the Company provides analytic software-based solutions for communications interception, networked video security and business intelligence. Verint's software generates actionable intelligence through the collection, retention and analysis of unstructured information contained in voice, fax, video, email, Internet and data transmissions from voice, video and IP networks. Verint's analytic solutions are designed to extract critical intelligence and deliver this intelligence to decision makers for more effective action. The security market consists primarily of communications interception by law enforcement and other government agencies and networked video security utilized by government agencies and public and private organizations for use in transportation, critical infrastructure, public buildings and other government and corporate sites. The business intelligence market consists primarily of solutions for enterprises that rely on contact centers for voice, email and Internet interactions with their customers. Additionally, an emerging segment of business intelligence utilizes digital video information to allow enterprises and institutions to generate actionable intelligence to enhance their operations, processes and performance. Verint sells its business actionable intelligence solutions to contact center service bureaus, financial institutions, retailers, utilities, communication service providers, manufacturers and other enterprises. Verint has established marketing relationships with a variety of global value-added resellers and a network of systems integrators. Verint is listed on the NASDAQ National Market System under the symbol "VRNT." CTI held approximately 59% of Verint's outstanding common stock as of January 31, 2005.

           Through its subsidiary Ulticom, Inc. ("Ulticom"), the Company provides service enabling signaling software for wireline, wireless and Internet communications. Ulticom's Signalware family of products are used by equipment manufacturers, application developers and communication service providers to deploy revenue generating infrastructure and enhanced services within the mobility, messaging, payment and location segments. Signalware products are also embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as voice-over-IP ("VoIP"), hosted IP telephony, and virtual private networks. Ulticom is listed on the NASDAQ National Market System under the symbol "ULCM." CTI held approximately 69% of Ulticom's outstanding common stock as of January 31, 2005.

           The Company markets other telecommunication products and services, including enhanced wireless roaming services, and automatic call distribution and messaging systems for telephone answering service bureaus. The Company also engages in venture capital investment and capital market activities for its own account.

           Throughout this document, references are made to technologies, features, capabilities, capacities and specifications in conjunction with the Company's products and technological resources. Such references do not necessarily apply to all product lines, models and system configurations.

           The Company was incorporated in the State of New York in October 1984. Its headquarters are located at 909 Third Avenue, New York, New York 10022 and its telephone number is (212) 652-6801.

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

THE COMPANY'S PRODUCTS

TOTAL COMMUNICATION PORTFOLIO

           Comverse is a leading supplier of telecommunication software, systems, and related services for voice and data value-added enhanced services. These value-added enhanced services solutions along with Comverse's real-time billing solutions from our Network Systems Division ("CNS") comprise Comverse's Total Communication portfolio. Comverse's Total Communication portfolio addresses four primary categories: call completion and call management solutions (e.g., Call Answering, Who Called Service, and Interactive Voice Response applications); advanced messaging solutions for groups, communities and person-to-person communication (e.g., Voice Messaging, Short Messaging Service
(SMS), Videomail, Multimedia Messaging Service (MMS), Instant Messaging and Mobile Email); solutions and enablers for the management and delivery of data and content-based services (e.g., Video Portal, Presence Server, Personal Address Book, Mobile Data Gateway, Media Server, Ringback Tones, Media and Content Adaptation); and real-time billing and account management for dynamic service environments (e.g., Prepaid Calling, Real-Time Data Billing, and Converged Prepaid/Post-paid/Voice/Data Billing).

           Comverse's InSight solution, a part of Comverse's Total Communication portfolio, provides a single, open, modular architecture on which a wide variety of advanced messaging and content services can be hosted. Insight is designed to improve network efficiencies and leverage the built-in synergies between next-generation communication and infotainment services to increase revenues for wireline and wireless service providers.

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

           Comverse's products incorporate both Comverse-developed and third-party developed software, and Comverse-designed and third-party hardware, and are available in an open, modular, IP standards-based system architecture. The systems support a wide variety of digital telephony and IP interfaces and signaling systems, allowing them to adapt to a variety of different network environments and IN/AIN applications, and enable a "universal port" -- a single port that supports multiple applications and services at any time during a single call.

SECURITY AND BUSINESS INTELLIGENCE

           Verint is a leading provider of analytic software-based solutions for the security and business intelligence markets. Verint's software generates actionable intelligence through the collection, retention and analysis of voice, fax, video, email, Internet and data transmissions from multiple types of communication networks.

           Verint's STAR-GATE product line enables communications service providers, Internet service providers, and communication equipment manufacturers to overcome the complexities posed by global digital communication and comply with governmental requirements. STAR-GATE enables communication service providers in receipt of proper legal authorization to intercept simultaneous communications over a variety of wireline, wireless and IP networks for delivery to law enforcement and other government agencies. STAR-GATE's flexibility supports multi-network, multi-vendor switch environments for a common interface across communication networks and supports switches from communications equipment manufacturers, such as Alcatel, Ericsson, Lucent, Nokia, Nortel and Siemens. STAR-GATE also supports interfaces to packet data networks, such as the Internet and Voice over Internet Protocol (VoIP), as well as general packet radio services.

           Verint's RELIANT and VANTAGE product lines provide intelligent recording and analysis solutions for communications interception activities for law enforcement organizations and intelligence agencies. The RELIANT and VANTAGE solutions are comprised of a system administration workstation, an operator workstation, and collection and storage databases and servers. RELIANT and VANTAGE collect intercepted communications from multiple channels and stores them for immediate access and further analysis. The system enables the review of intercepted voice, fax and data transmissions in their original forms through an easy to use interface and analytics to generate actionable intelligence from the large amounts of information that can be collected. Law enforcement agencies, ranging from local police agencies to national law enforcement agencies, are using RELIANT to comply with communications interception legal regulations and to generate evidence from intercepted communications that is admissible in a court of law.

           Verint Networked Video Solutions enable government and commercial organizations to enhance the security of their facilities and infrastructure and improve the performance of their operations by networking video across multiple locations and applying advanced content analytics to extract actionable intelligence from live and stored video. By alerting security personnel to potential security threats, Verint Networked Video Solutions are designed to help organizations prevent security breaches, improve response time and enhance operational efficiency.

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

           Signalware solutions run on a range of hardware platforms and operating systems, including Sun Solaris, IBM AIX and Red Hat Linux. These solutions can be used in single or multiple computing configurations for fault resiliency and reliability. Signalware customers include equipment manufacturers, such as Alcatel, Ericsson and Siemens; application developers, such as Comverse, Fujitsu and Sonus; and service providers, such as Orange Personal Communications, Reliance Infocomm, and Telefonica.

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

           Approximately 400 wireless and wireline TSPs in more than 110 countries, including the majority of the 20 largest telecom companies in the world, have selected Comverse's products to provide enhanced telecommunications services to their customers. Major network operators and service providers using Comverse's systems include, among others, AT&T (USA), China Mobile, Cingular
(USA), Deutsche Telekom (multiple countries), O2 (Germany and UK), Orange (multiple countries), Reliance Infocomm (India), SBC Communications (USA), Sprint (USA), Telecom Italia (Italy), Telmex (Mexico), Telstra (Australia), Verizon (USA), Vimpelcom (Russia), Vivo (Brazil) and Vodafone (multiple countries).

           Comverse provides its customers with marketing consultation, seminars and materials designed to assist them in marketing enhanced telecommunications services, and also undertakes to play an ongoing supporting role in their business and market planning processes.

           Verint's products are marketed primarily through a combination of its direct sales force and channels, including agents, distributors, value-added resellers and systems integrators. Verint develops strategic marketing alliances with leading companies in the industry to expand the coverage and support of its direct sales force.

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

           Verint's customers include Charter One Bank, CIBC, the Home Depot, HSBC, the Internal Revenue Service, the London Underground, Orange, Target, the U.S. Capitol, and U.S. Department of Defense. These are examples of Verint's customers, though not necessarily representative, because Verint is often restricted from disclosing the names of its customers for security reasons, particularly its communications interception customers.

           Ulticom's products are used by more than 50 customers and are deployed by more than 300 service providers in more than 100 countries. Ulticom markets its products and services primarily through a direct sales organization and through distributors. Customers include network equipment manufacturers such as Alcatel, Ericsson and Siemens; application developers such as Comverse, Fujitsu, and Sonus; and service providers such as Orange Personal Communications, Reliance Infocomm, and Telefonica.

           See "Financial Statements" in Item 15 for information on revenues, operating profit and total assets of each of the Company's segments.

RESEARCH AND DEVELOPMENT

           Because of the continuing technological changes that characterize the telecommunications and computer industries, the Company's success will depend, to a considerable extent, upon its ability to continue to develop competitive products through its research and development efforts. The Company currently employs more than 2,000 scientists, engineers and technicians in its research and development efforts, located predominantly in the United States and Israel with additional offices in France, Germany, India and Malaysia, with broad experience in the areas of digital signal processing, computer architecture, telephony, IP, data networking, multi-processing, databases, real-time software design and application software design, among others.

           A portion of the Company's research and development operations benefit from financial incentives provided by government agencies to promote research and development activities performed in Israel. The cost of such operations is and will continue to be affected by the continued availability of financial incentives under such programs. During the past fiscal year, the Company's research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel ("OCS"), under which reimbursement of a portion of the Company's research and development expenditures will be made subject to final approval of project budgets. During the year ended January 31, 2003, Comverse finalized an arrangement with the OCS under which Comverse no longer would owe royalties to the OCS in return for a lump sum payment for all past amounts received from the OCS. Under the arrangement, Comverse began to receive lower amounts from the OCS than it had historically received, but is not required to pay royalty amounts on such future grants. Other subsidiaries of CTI were not part of Comverse's arrangement with the OCS and they continue to owe royalties on their sale of certain products developed, in part, with funding supplied under such programs. Permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under such programs. In order to obtain such permission the Company will be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The transfer outside of Israel of any intellectual property rights resulting from research and development activities funded under OCS programs is not permitted. See "Financial Statements" in Item 15, "Licenses and Royalties" and "Operations in Israel" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

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

LICENSES AND ROYALTIES

           The Company licenses certain technology, know-how and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements. The Company believes that its rights under such licenses and other agreements are sufficient for the manufacturing and marketing of its products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how.

DOMESTIC AND INTERNATIONAL SALES AND LONG-LIVED ASSETS

           See "Financial Statements" in Item 15 for a breakdown of the domestic and international sales and long-lived assets for the years ended January 31, 2003, 2004 and 2005, and see "Certain Trends and Uncertainties" in Item 7 for a description of risks attendant to the Company's foreign operations.

BACKLOG

           At January 31, 2005, the backlog of the Company amounted to approximately $568 million compared to approximately $400 million as of January 31, 2004. The Company believes that substantially all of such backlog will be delivered within the next 12 months.

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

COMPETITION

           The Company faces strong competition in the markets for all of its products. The market for Total Communication software, systems, and related services is highly competitive, and includes numerous products offering a broad range of features and capacities. The primary competitors are suppliers of turnkey systems and software, and indirect competitors that supply certain components to systems integrators. Many of Comverse's competitors specialize in a subset of Comverse's portfolio of products. Direct and/or indirect competitors include, among others, Alcatel, Boston Communications, Ericsson, Glenayre, Huawei, IBM, InterVoice, LogicaCMG, Lucent, Motorola, NEC, Nokia, Openwave, SS8 Networks, Tecnomen, Telcordia, and Unisys. Competitors of Comverse that manufacture other telecommunications equipment may derive a competitive advantage in selling systems to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers.

           The Company faces indirect competition is from messaging and other enhanced communication products employed at end-user sites as an alternative to the use of services available through telecommunications network operators. This "enterprise-based equipment" includes a broad range of products, such as stand-alone voicemail systems, answering machines, telephone handsets with call answering and other enhanced services capabilities, products offering "call processing" services that are supplied with voicemail features or integrated with other voicemail systems, as well as personal computer modems and add-on cards and software designed to furnish enhanced communication capabilities.

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

           Verint faces strong competition in the markets for its products, both in the United States and internationally. Verint expects competition to persist and intensify in the security market, primarily due to increased demand for homeland defense and security solutions. Verint's primary competitors are suppliers of security and recording systems and software, and indirect competitors that supply certain components to systems integrators. In the business intelligence market, Verint faces competition from organizations emerging from the traditional call logging or call recording market as well as software companies that develop and sell products that perform specific functions for this market. In addition, many of Verint's competitors specialize in a subset of Verint's portfolio of products and services. Primary competitors include, among others, Bosch, eTalk, ETI, General Electric, JSI Telecom, March Networks, NICE Systems, Pelco, Raytheon, Siemens, SS8 Networks, Tyco, Honeywell and Witness Systems. Verint believes it competes principally on the basis of product performance and functionality, knowledge and experience in the industry, product quality and reliability, customer service and support, and price.

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

           Competitors of Ulticom primarily are internal development organizations within equipment manufactures and application developers who seek, in a build-versus-buy decision, to develop substitutes for its products. Ulticom also competes with a number of companies ranging from SS7 software solution providers, such as Hughes Software Systems and SS8 Networks, to vendors of communication and computing platforms, such as Continuous Computing Corporation and Hewlett-Packard Company. Ulticom believes it competes principally on the basis of product performance and functionality, product quality and reliability, customer service and support, and price.

           Many of the Company's present and potential competitors are considerably larger than the Company, are more established, have a larger installed base of customers and have greater financial, technical, marketing and other resources.

MANUFACTURING AND SOURCES OF SUPPLIES

           The Company's manufacturing operations consist primarily of final assembly and testing, involving the application of extensive testing and quality control procedures to materials, components, subassemblies and systems. The Company primarily uses third parties to perform modules and subsystem assembly, component testing and sheet metal fabrication. Although the Company generally uses standard parts and components in its products, certain components and subassemblies are presently available only from a limited number of sources. To date, the Company has been able to obtain adequate supplies of all components and subassemblies in a timely manner from existing sources or, when necessary, from alternative sources or redesign the system to incorporate new modules, when applicable. However, the inability to obtain sufficient quantities of components or to locate alternative sources of supply if and as required in the future, would adversely affect the Company's operations.

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

OPERATIONS IN ISRAEL

           A substantial portion of the Company's research and development, manufacturing and other operations are located in Israel and, accordingly, may be affected by economic, political and military conditions in that country. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, which in the past and may in the future, lead to security and economic problems for Israel. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region can directly affect the Company's operations in Israel. From October 2000, until recently, terrorist violence in Israel increased significantly, primarily in the West Bank and Gaza Strip, and Israel has experienced terrorist incidents within its borders. There can be no assurance that the recent relative calm and renewed discussions with Palestinian representatives will continue. The Company could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees in Israel are required to perform annual compulsory military service in Israel, and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations.

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

           The Company benefits from various policies of the Government of Israel, including reduced taxation and special subsidy programs, designed to stimulate economic activity, particularly the high technology exporting industry, in that country. As a condition of its receipt of funds for various research and development projects conducted under programs sponsored by the Government of Israel, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from the research and development activities funded under these programs. In addition, the transfer outside of Israel of any intellectual property rights resulting from research and development activities funded under the program is not permitted.

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

EMPLOYEES

           At January 31, 2005, the Company employed approximately 5,050 individuals, of whom approximately 80% are scientists, engineers and technicians engaged in research and development, marketing, support and operations activities. The Company considers its relationship with its employees to be good.

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

ITEM 2.  PROPERTIES.

           As of January 31, 2005, the Company leased an aggregate of approximately 2,199,000 square feet of office space and manufacturing and related facilities for its operations worldwide, including approximately 1,284,000 square feet in Tel Aviv, Israel, approximately 367,000 square feet in Wakefield, Massachusetts, approximately 63,000 square feet in Long Island, New York, approximately 85,000 square feet in Mt. Laurel, New Jersey, an aggregate of approximately 132,000 square feet at various other locations in the United States and an aggregate of approximately 268,000 square feet at various locations in Europe, Asia-Pacific, South America, Africa and Canada. Approximately 161,000 square feet of this space is sub-leased to others. The aggregate base monthly rent for the facilities under lease as of January 31, 2005, net of sub-lease income, was approximately $2,548,000, and all of such leases are subject to various pass-throughs and escalation adjustments.

           In addition, the Company owns office space and manufacturing and related facilities of approximately 40,000 square feet in Durango, Colorado, approximately 29,000 square feet in Bexbach, Germany, and approximately 423,000 square feet of unimproved land in Ra'anana, Israel and 25 acres of land in Durango, Colorado.

           The Company believes that its facilities currently under lease are more than adequate for its current operations, and may endeavor selectively to reduce its existing facilities commitments as circumstances may warrant.

ITEM 3.  LEGAL PROCEEDINGS.

           On March 16, 2004, BellSouth Intellectual Property Corp. ("BellSouth") filed a complaint in the United States District Court for the Northern District of Georgia against Comverse Technology, Inc. alleging infringement of Patent Nos. 5,857,013 and 5,764,747 (the "Patents"), and it subsequently amended the complaint to include Comverse Inc., in an action captioned: BellSouth Intellectual Property Corp. v. Comverse Technology, Inc. and Comverse, Inc., Civil Action No. 1:04-CV-0739. BellSouth alleged that the Patents cover certain aspects of some of the Company's voicemail systems. The Company retained outside legal counsel specializing in patent litigation, and filed an Answer and Counterclaim denying all allegations. On or about December 20, 2004, the Company executed a settlement agreement with BellSouth and some of its related entities covering the Company and the Company's customers.

           From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

           The Common Stock of CTI trades on the NASDAQ National Market System under the symbol CMVT. The following table sets forth the range of closing prices of the Common Stock as reported on NASDAQ for the past two fiscal years:

          YEAR              FISCAL QUARTER              LOW         HIGH

          2003           2/1/03   -    4/30/03         $ 8.82      $13.33
                         5/1/03   -    7/31/03         $12.08      $16.64
                         8/1/03   -   10/31/03         $13.41      $18.04
                        11/1/03   -    1/31/04         $16.55      $19.95

          2004           2/1/04   -    4/30/04         $16.36      $20.69
                         5/1/04   -    7/31/04         $16.10      $19.94
                         8/1/04   -   10/31/04         $15.48      $20.99
                        11/1/04   -    1/31/05         $20.59      $25.03

           There were 1,584 holders of record of Common Stock at March 24, 2005. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of Common Stock outstanding at such date was approximately 40,000.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following tables present selected consolidated financial data for the Company for the years ended January 31, 2001, 2002, 2003, 2004 and 2005. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. All per share data has been restated to reflect a two-for-one stock split effected as a 100% stock dividend to shareholders of record on March 27, 2000, distributed on April 3, 2000.


                                                                          YEAR ENDED JANUARY 31,
                                               ---------------------------------------------------------------------------
                                                     2001             2002           2003          2004           2005
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:

Sales                                              $1,225,058      $1,270,218      $735,889       $765,892       $959,442

Acquisition expenses                                   15,971               -             -              -          4,635

Workforce reduction, restructuring and
impairment charges (credits)                                -          63,562        66,714         (2,123)            62


Income (loss) from operations                         234,624          64,844      (182,741)       (30,378)        46,933

Net income (loss)                                     249,136          54,619      (129,478)        (5,386)        57,330

Earnings (loss) per share - diluted                      1.39            0.29         (0.69)         (0.03)          0.28

                                                                                 JANUARY 31,
                                               ---------------------------------------------------------------------------
                                                     2001             2002           2003          2004           2005
                                                                                (IN THOUSANDS)
Balance Sheet Data:

Working capital                                    $1,860,379      $2,030,250    $1,766,507     $2,141,277     $2,139,789

Total assets                                        2,625,264       2,704,163     2,403,659      2,728,042      2,925,286

Long-term debt, including current portion             906,723         648,611       439,628        555,941        518,254

Stockholders' equity                                1,236,165       1,616,408     1,549,692      1,672,546      1,794,029


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

           The Company recognizes revenues in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition", and related Interpretations. The Company's systems are generally a bundled hardware and software solution that are shipped together. Revenue is generally recognized at the time of shipment for sales of systems which do not require significant customization to be performed by the Company when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred and acceptance is determinable, (3) the fee is fixed or determinable and (4) collectibility is probable.

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

           Cost of sales include material costs, subcontractor costs, personnel-related costs for the operations and service departments, depreciation and amortization of equipment used in the operations and service departments, amortization of capitalized software development costs, royalties and license fee costs, travel costs and an overhead allocation. Research and development costs include subcontractor costs, personnel-related costs, travel, depreciation and amortization of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include personnel-related costs, sales commissions, bad debt expense, travel, depreciation and amortization, marketing and promotional materials, professional fees, insurance costs, facility costs, as well as other costs associated with sales, marketing, finance and administrative departments.

           Accounts receivable are generally diversified due to the large number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. As of January 31, 2005, there was no single customer balance that comprised 10% of the overall accounts receivable balance. The Company is required to estimate the collectibility of its accounts receivable each accounting period and record a reserve for bad debts. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. Reserve requirements are based on the facts available and are re-evaluated and adjusted as additional information is received. The Company's policy is to account for recoveries of previously reserved for doubtful accounts upon the receipt of cash where there is no evidence of recoverability for items specifically reserved for prior to the receipt of cash. During the year ended January 31, 2005, the Company recorded expenses of approximately $7.1 million, which increased the allowance for doubtful accounts. The Company recorded recoveries of approximately $19.4 million for the year ended January 31, 2005, which reduced the allowance for doubtful accounts. The recoveries were recorded in the period that the cash was received from customers for items that had previously been reserved for as doubtful of collection.

           Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which to date has been four years or less. Amortization begins in the period in which the related product is available for general release to customers. During the year ended January 31, 2005, the Company capitalized approximately $4.2 million of software development costs and amortized approximately $14.3 million of such costs. In addition, during the year ended January 31, 2005, the Company recorded write-downs of approximately $5.0 million of capitalized software development costs to its estimated net realizable value, primarily as a result of the Company's transition to its newer product line as well as duplicative technology that arose as a result of Verint's acquisitions during the period.

RESULTS OF OPERATIONS

HISTORICAL RESULTS

           Consolidated results of operations in dollars and as a percentage of sales for each of the three years in the period ended January 31, 2005 were as follows:


                                           January 31,                    January 31,                 January 31,
                                              2003           %               2004           %            2005           %
                                              ----          ----             ----          ----          ----          ----
                                                                             (In thousands)
Sales:
   Product revenues                       $   547,141       74.4%       $   534,585       69.8%     $   700,970       73.1%
   Service revenues                           188,748       25.6%           231,307       30.2%         258,472       26.9%
                                          ------------                  ------------                ------------
                                              735,889      100.0%           765,892      100.0%         959,442      100.0%

Cost of sales:
   Product costs                              184,413       33.7%           181,059       33.9%         215,023       30.7%
   Service costs                              153,708       81.4%           146,501       63.3%         165,687       64.1%
                                          ------------                  ------------                ------------
                                              338,121       45.9%           327,560       42.8%         380,710       39.7%

Gross margin                                  397,768       54.1%           438,332       57.2%         578,732       60.3%

Operating expenses:
Research and development, net                 232,593       31.6%           216,457       28.3%         236,657       24.7%
Selling, general and administrative           281,202       38.2%           254,376       33.2%         290,445       30.3%
In-process research and development
   and other acquisition-related charges            -        0.0%                 -        0.0%           4,635        0.5%
Workforce reduction, restructuring
   and impairment charges (credits)            66,714        9.1%            (2,123)      -0.3%              62        0.0%
                                          ------------                  ------------                ------------

Income (loss) from operations                (182,741)     -24.8%           (30,378)      -4.0%          46,933        4.9%

Interest and other income, net                 58,902        8.0%            38,958        5.1%          36,223        3.8%
                                          ------------                  ------------                ------------

Income (loss) before income tax
 provision, minority interest and
 equity in the earnings
 (losses) of affiliates                      (123,839)     -16.8%             8,580        1.1%          83,156        8.7%

Income tax provision                            3,294        0.4%             8,206        1.1%          13,214        1.4%

Minority interest and equity in the
   earnings (losses) of affiliates             (2,345)      -0.3%            (5,760)      -0.8%         (12,612)      -1.3%
                                          ------------                  ------------                ------------

Net income (loss)                         $  (129,478)     -17.6%       $    (5,386)      -0.7%     $    57,330        6.0%
                                          ============                  ============                ============


           A detailed description of the Company's business segments as well as additional financial data, can be found in Note 19 of the Notes to the Consolidated Financial Statements. The following is a summary of sales and income (loss) from operations by segment in dollars and as a percentage of sales, for each segment and in total, for each of the three years in the period ended January 31, 2005:


                                            January 31,                   January 31,                  January 31,
                                               2003            %             2004              %          2005              %
                                               ----           ---            ----             ---         ----             ---
                                                                            (In thousands)
Sales:
------

   CNS                                     $   542,984       73.8%       $   529,597        69.1%     $   642,692         67.0%
   Ulticom                                      29,231        4.0%            38,378         5.0%          63,436          6.6%
   Verint                                      157,775       21.4%           192,744        25.2%         249,824         26.0%
   All other                                     9,602        1.3%             9,983         1.3%          10,132          1.1%
   Reconciling items                            (3,703)      -0.5%            (4,810)       -0.6%          (6,642)        -0.7%
                                           ------------                  ------------                 ------------

Consolidated total                         $   735,889      100.0%          $765,892       100.0%        $959,442        100.0%
                                           ============                  ============                 ============

Income (loss) from operations:
------------------------------

   CNS                                     $  (179,492)     -33.1%       $   (40,913)       -7.7%     $    20,550          3.2%
   Ulticom                                      (8,362)     -28.6%             2,824         7.4%          20,566         32.4%
   Verint                                       10,051        6.4%            17,189         8.9%          17,384          7.0%
   All other                                      (615)      -6.4%            (1,152)      -11.5%            (788)        -7.8%
   Reconciling items                            (4,323)        n/m            (8,326)         n/m         (10,779)          n/m
                                           ------------                  ------------                 ------------

Consolidated total                         $  (182,741)     -24.8%       $   (30,378)       -4.0%     $    46,933          4.9%
                                           ============                  ============                 ============

INTRODUCTION

           As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry that has been experiencing a challenging capital spending environment, although there is evidence of recent improvement. Both business units achieved year over year revenue, operating income and net income growth during the year ended January 31, 2005. Verint, which services the security and business intelligence markets, achieved record revenue, operating income and net income during the year ended January 31, 2005 based, in part, on increased sales due to heightened awareness surrounding homeland defense and security related initiatives in the United States and abroad as well as increased business intelligence sales. Overall, for the year ended January 31, 2005, the Company experienced year over year sales growth of approximately 25.3%, with a substantial majority of sales generated from activities serving the telecommunications industry. The Company generated operating and net income for the year ended January 31, 2005.

           During the year ended January 31, 2005, the Company recorded recoveries of approximately $19.4 million, which reduced the allowance for doubtful accounts and increased the Company's operating and net income. The recoveries were recorded as a result of cash being collected from approximately 20 customers for items that previously had been reserved for as doubtful of collection during the period that the telecommunications industry experienced a severe capital spending recession. Such recoveries, which the Company attributes to factors including the improved environment for the telecommunications industry as a whole, and the Company's wireless carrier customers in particular, were recorded in the period that the cash was received. In addition, the Company recorded expenses of approximately $7.1 million during the year ended January 31, 2005, which increased the allowance for doubtful accounts thereby reducing the Company's operating and net income.

           During the year ended January 31, 2005, the Company recorded write-downs of approximately $4.1 million of fixed assets to its estimated net realizable value, primarily as a result of the obsolescence of such fixed assets. Such write-downs reduced Property and Equipment, Net and decreased operating and net income. In addition, during the year ended January 31, 2005, the Company recorded write-downs of approximately $5.0 million of capitalized software development costs to its estimated net realizable value, primarily as a result of the Company's transition to its newer product line as well as duplicative technology that arose as a result of Verint's acquisitions during the period. Such write-downs reduced Other Assets and decreased operating and net income. In addition, during the year ended January 31, 2005, the Company incurred approximately $0.9 million of transaction costs as a result of the Company's offer to exchange its Zero Yield Puttable Securities ("ZYPS") (the "Existing ZYPS") for new ZYPS (the "New ZYPS"). Such costs are included in `Interest and other income, net' in the Consolidated Statements of Operations. Also, during the year ended January 31, 2005, the Company incurred a charge of approximately $3.1 million of purchased in-process research and development as a result of Verint's purchase of ECtel's government surveillance business.

YEAR ENDED JANUARY 31, 2005 COMPARED TO YEAR ENDED JANUARY 31, 2004

           Sales. Sales for the fiscal year ended January 31, 2005 ("fiscal 2004") increased by approximately $193.6 million, or 25%, compared to the fiscal year ended January 31, 2004 ("fiscal 2003"). This increase is attributable to an increase in sales in the Company's three primary business units. CNS sales increased by approximately $113.1 million, due primarily to increased business in Europe and the Americas. Security and business intelligence recording sales increased by approximately $57.1 million, and service enabling signaling software sales increased by approximately $25.1 million. On a consolidated basis, service revenues represented approximately 27% and 30% of sales for fiscal 2004 and fiscal 2003, respectively, and sales to international customers represented approximately 69% and 66% of sales for fiscal 2004 and fiscal 2003, respectively.

           Cost of Sales. Cost of sales for fiscal 2004 increased by approximately $53.2 million, or 16%, compared to fiscal 2003. The increase in cost of sales is primarily attributable to increased materials and overhead costs net of overhead absorption of approximately $35.9 million, due primarily to increased sales, increased personnel-related costs of approximately $18.0 million and write-downs of approximately $3.6 million of capitalized software development costs to its estimated net realizable value, primarily as a result of the Company's transition to its newer product line. Such increases were partially offset by increased recoveries of doubtful debts, which increased from approximately $1.5 million in fiscal 2003 to approximately $5.8 million in fiscal 2004, an increase of approximately $4.3 million. Gross margins increased to approximately 60.3% in fiscal 2004 from approximately 57.2% in fiscal 2003.

           Research and Development, Net. Net research and development expenses for fiscal 2004 increased by approximately $20.2 million, or 9%, compared to fiscal 2003. However, net research and development expenses as a percentage of sales decreased to approximately 24.7% in fiscal 2004 from approximately 28.3% in fiscal 2003. The increase in the dollar amount of net research and development expenses is primarily attributable to increased subcontractor costs of approximately $12.0 million and increased personnel-related costs of approximately $8.7 million, partially offset by a net decrease in various other costs of approximately $0.5 million.

           Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2004 increased by approximately $36.1 million, or 14%, compared to fiscal 2003. However, selling, general and administrative expenses as a percentage of sales decreased to approximately 30.3% in fiscal 2004 from approximately 33.2% in fiscal 2003. The increase in the dollar amount of selling, general and administrative expenses is primarily attributable to increased personnel-related costs, employee and agent sales commissions, professional fees and travel costs of approximately $20.7 million, $14.4 million, $4.0 million and $3.2 million, respectively, and net increase in various other costs of approximately $2.1 million. Such increases were partially offset by decreased bad debt expense of approximately $5.4 million and increased recoveries of doubtful debts, which increased from approximately $10.7 million in fiscal 2003 to approximately $13.6 million in fiscal 2004, an increase of approximately $2.9 million.

           In-process Research and Development and Other Acquisition-related Charges. During fiscal 2004, the Company incurred approximately $4.6 million for in-process research and development and other acquisition-related charges resulting from Verint's purchase of ECtel's government surveillance business, as follows: (i) approximately $3.1 million of purchased in-process research and development, which was charged to expense at the acquisition, and (ii) approximately $1.5 million for the write-down of certain capitalized software development costs to their net realizable value at the date of acquisition, due to impairment caused by the existence of duplicative technology.

           Workforce reduction, restructuring and impairment charges (credits). During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with the restructuring, the Company changed its organizational structure and product offerings, resulting in the impairment of certain assets. In connection with these actions, during fiscal 2003 and fiscal 2004, the Company incurred net charges (credits) to operations of approximately $(2.1) million and $0.1 million, respectively. The fiscal 2003 net credit of approximately $2.1 million is comprised of a charge of approximately $4.5 million for severance and other related costs, a credit of approximately $8.0 million for the reversal of a previously taken charge for the elimination of excess facilities and related leasehold improvements, primarily as a result of the sublet of a portion of the excess facilities, and a charge of approximately $1.4 million for the write-off of certain property and equipment. The fiscal 2004 net charge of approximately $0.1 million is comprised of a charge of approximately $0.6 million for severance and other related costs, a credit of approximately $0.7 million for the reversal of a previously taken charge for the elimination of excess facilities and related leasehold improvements, primarily as a result of the sublet of a portion of the excess facilities, and a charge of approximately $0.2 million for the write-off of certain property and equipment. The Company expects to pay out approximately $0.1 million for severance and related obligations through July 31, 2005 and approximately $21.5 million for facilities and related obligations at various dates through January 2011.

           Income (Loss) from Operations. Income (loss) from operations for fiscal 2004 increased by approximately $77.3 million compared to fiscal 2003, and as a percentage of sales was approximately 4.9% in fiscal 2004 compared to approximately (4.0)% in fiscal 2003. These changes resulted primarily from the factors described above.

           On a business segment basis, income (loss) from operations for CNS for fiscal 2004 increased by approximately $61.5 million compared to fiscal 2003, and as a percentage of sales was approximately 3.2% in fiscal 2004 compared to approximately (7.7)% in fiscal 2003. Income from operations for Verint for fiscal 2004 increased by approximately $0.2 million compared to fiscal 2003, but as a percentage of sales decreased to approximately 7.0% in fiscal 2004 from approximately 8.9% in fiscal 2003. Income from operations for Ulticom for fiscal 2004 increased by approximately $17.7 million compared to fiscal 2003, and as a percentage of sales increased to approximately 32.4% in fiscal 2004 from approximately 7.4% in fiscal 2003.

           Interest and Other Income, Net. Interest and other income, net for fiscal 2004 decreased by approximately $2.7 million compared to fiscal 2003. The principal reasons for the decrease are (i) a decrease in the gain recorded as a result of the Company's repurchases of its 1.50% convertible senior debentures due December 2005 (the "Debentures") of approximately $9.9 million; (ii) a decrease in foreign currency gains of approximately $2.2 million; (iii) approximately $0.9 million of transaction costs incurred during fiscal 2004 as a result of the Company's offer to exchange the Existing ZYPS for the New ZYPS; and (vi) other decreases of approximately $1.1 million, net. Such items were offset by (i) increased interest and dividend income of approximately $6.5 million, due primarily to the rise in interest rates; (ii) decreased interest expense of approximately $3.0 million, due primarily to the Company's repurchases of its Debentures and other debt reduction; and (iii) a change in the net gains/losses from the sale and write-down of investments of approximately $1.9 million.

           Income Tax Provision. Provision for income taxes for fiscal 2004 increased by approximately $5.0 million, or 61%, compared to fiscal 2003, due primarily to increased pre-tax income accompanied by shifts in the underlying mix of pre-tax income by entity and tax jurisdiction. The Company's effective tax rate was approximately 16% for fiscal 2004 compared to approximately 96% for fiscal 2003. The Company's overall rate of tax is reduced significantly by the existence of net operating loss carryforwards for Federal income tax purposes in the United States, as well as the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Minority Interest and Equity in the Earnings (Losses) of Affiliates. Minority interest and equity in the earnings (losses) of affiliates increased by approximately $6.9 million as a result of increased minority interest expense of approximately $5.6 million, primarily attributable to overall increased earnings at majority-owned subsidiaries, and a change in equity in the earnings (losses) of affiliates of approximately $1.3 million.

           Net Income (Loss). Net income (loss) increased by approximately $62.7 million in fiscal 2004 compared to fiscal 2003, while as a percentage of sales was approximately 6.0% in fiscal 2004 compared to approximately (0.7)% in fiscal 2003. These changes resulted primarily from the factors described above.

YEAR ENDED JANUARY 31, 2004 COMPARED TO YEAR ENDED JANUARY 31, 2003

           Sales. Sales for fiscal 2003 increased by approximately $30.0 million, or 4%, compared to the fiscal year ended January 31, 2003 ("fiscal 2002"). This increase is primarily attributable to an increase in security and business intelligence recording sales of approximately $35.0 million, primarily as a result of increased security and surveillance sales, and increased service enabling signaling software sales of approximately $9.1 million. These increases were partially offset by a decrease in CNS sales of approximately $13.4 million. The decrease in CNS sales was due primarily to decreased business in Asia Pacific and the Americas, only partially offset by increased business in Europe. On a consolidated basis, service revenues represented approximately 30% and 26% of sales for fiscal 2003 and fiscal 2002, respectively, and sales to international customers represented approximately 66% and 65% of sales for fiscal 2003 and fiscal 2002, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at January 31, 2005 and 2004 was approximately $2,139.8 million and $2,141.3 million, respectively. At January 31, 2005 and 2004, the Company had total cash and cash equivalents, bank time deposits and short-term investments of approximately $2,249.6 million and $2,198.5 million, respectively.

           Operations for fiscal 2004, fiscal 2003 and fiscal 2002, after adjustment for non-cash items, provided (used) cash of approximately $150.6 million, $80.3 million and $(34.1) million, respectively. During such years, other changes in operating assets and liabilities provided (used) cash of approximately $(33.6) million, $48.3 million and $130.9 million, respectively. This resulted in net cash provided by operating activities of approximately $117.0 million, $128.6 million and $96.8 million during fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

           Investing activities for fiscal 2004, fiscal 2003 and fiscal 2002 used cash of approximately $(57.9) million, $(500.8) million and $(436.6) million, respectively. These amounts include (i) net maturities and sales (purchases) of bank time deposits and investments of approximately $38.1 million, $(451.8) million and $(358.0) million, respectively; (ii) purchases of property and equipment of approximately $(46.2) million, $(35.4) million and $(34.1) million, respectively; (iii) capitalization of software development costs of approximately $(4.2) million, $(7.8) million and $(13.4) million, respectively; and (iv) net assets acquired as a result of acquisitions of approximately $(45.6) million, $(5.9) million and $(31.1) million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

           Financing activities for fiscal 2004, fiscal 2003 and fiscal 2002 provided (used) cash of approximately $39.1 million, $310.2 million and $(91.8) million, respectively. These amounts include (i) net proceeds from the issuance of the Company's Existing ZYPS of approximately $412.8 million during fiscal 2003; (ii) the partial repurchase of the Company's Debentures of approximately $(36.9) million, $(253.3) million and $(169.8) million, respectively; (iii) proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan of approximately $45.5 million, $61.3 million and $12.4 million, respectively; (iv) net proceeds from the issuance of common stock of subsidiaries in connection with stock sales and the exercise of stock options and employee stock purchase plans of approximately $32.2 million, $129.0 million and $68.7 million, respectively; (v) repayment of bank loan of $(42.0) million in fiscal 2003; and (vi) other, net of approximately $(1.7) million, $2.4 million and $(3.1) million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

           In May 2003, the Company issued $420,000,000 aggregate principal amount of its Existing ZYPS for net proceeds of approximately $412.8 million. On January 26, 2005, the Company completed an offer to the holders of the outstanding Existing ZYPS to exchange the Existing ZYPS for New ZYPS. Of the $420,000,000 worth of Existing ZYPS outstanding prior to the exchange offer, approximately $417,700,000 aggregate principal amount representing approximately 99.5% of the original issue of Existing ZYPS were validly tendered in exchange for an equal principal amount of New ZYPS. In connection with this offer, the Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $903,000 included in `Interest and other income, net' in the Consolidated Statements of Operations.

           Both the Existing ZYPS and the New ZYPS have a conversion price of $17.97 per share. The ability of the holders to convert either the Existing ZYPS or New ZYPS into common stock is subject to certain conditions including: (i) during any fiscal quarter, if the closing price per share for a period of at least twenty days in the thirty consecutive trading-day period ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per share in effect on that thirtieth day; (ii) on or before May 15, 2018, if during the five business-day period following any ten consecutive trading-day period in which the daily average trading price for the Existing ZYPS or New ZYPS for that ten trading-day period was less than 105% of the average conversion value for the Existing ZYPS or New ZYPS during that period; (iii) during any period, if following the date on which the credit rating assigned to the Existing ZYPS or New ZYPS by Standard & Poor's Rating Services is lower than "B-" or upon the withdrawal or suspension of the Existing ZYPS or New ZYPS rating at the Company's request; (iv) if the Company calls the Existing ZYPS or New ZYPS for redemption; or (v) upon other specified corporate transactions. Both the Existing ZYPS and the New ZYPS mature on May 15, 2023. In addition, the Company has the right to redeem the Existing ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase, at par, all or a portion of the Existing ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The Existing ZYPS holders may require the Company to repurchase the Existing ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company.

           The New ZYPS have substantially similar terms as the Existing ZYPS, except that the New ZYPS (i) have a net share settlement feature, (ii) allow the Company to redeem some or all of the New ZYPS at any time on or after May 15, 2009 (rather than May 15, 2008 as provided for in the Existing ZYPS) and (iii) allow the holders of the New ZYPS to require the Company to repurchase their New ZYPS for cash on each of May 15, 2008, 2009, 2013 and 2018. The net share settlement feature of the New ZYPS provides that, upon conversion, the Company would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New ZYPS being converted, which is currently $417,700,000, and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of the Company's common stock (the "New Conversion Method").

           The offer followed the September 30, 2004 conclusion by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8") requiring contingently convertible debt to be included in diluted earnings per share computations (if dilutive) as if the notes were converted into common shares at the time of issuance (the "if converted" method) regardless of whether market price triggers or other contingent features have been met. EITF 04-8 was effective for reporting periods ending after December 15, 2004. Because these recent accounting changes would have required the Company to include the shares of common stock underlying the Existing ZYPS in its diluted earnings per share computations, pursuant to the exchange offer, the Company offered to the Existing ZYPS holders, New ZYPS convertible under the New Conversion Method.

           Under EITF 04-8, the Company is not required to include any shares issuable upon conversion of the New ZYPS issued in the exchange offer in its diluted shares outstanding unless the market price of the Company's common stock exceeds the conversion price, and would then only have to include that number of shares as would then be issuable based upon the in-the-money value of the conversion rights under the New ZYPS. Therefore, the New ZYPS are dilutive in calculating diluted earnings per share if the Company's common stock is trading above $17.97 to the extent of the number of shares the Company would be required to issue to satisfy a conversion right of the New ZYPS over and above $417,700,000. For the year ended January 31, 2005, this resulted in approximately 1,610,000 of additional share dilution in calculating diluted earnings per share. The Existing ZYPS are immediately dilutive in calculating diluted earnings per share to the extent of the full number of shares underlying the Existing ZYPS, which as of January 31, 2005 is 128,516 shares. These shares are deemed to be outstanding for the purpose of calculating diluted earnings per share, whether or not the Existing ZYPS may be converted pursuant to their terms, and therefore decreases the Company's diluted earnings per share. The adoption of EITF 04-8 did not have an effect on reported diluted earnings (loss) per share for any periods presented.

           During the fourth quarter of fiscal 2004, the closing price per share on at least 20 trading days in the 30 consecutive trading-day period ending on January 31, 2005 was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS were convertible into cash and/or the Company's common stock at the option of the holders for the first fiscal quarter of 2005.

           During fiscal 2004, 2003 and 2002 the Company acquired, in open market purchases, approximately $37.5 million, $266.1 million and $209.2 million of face amount of the Debentures, respectively, for approximately $36.9 million, $253.3 million and $169.8 million in cash, respectively, resulting in pre-tax gains, net of debt issuance costs, of approximately $0.3 million, $10.2 million and $39.4 million, respectively, included in `Interest and other income, net' in the Consolidated Statements of Operations. As of January 31, 2005, the Company had outstanding Debentures of approximately $87.3 million, included in the current liabilities section of the Consolidated Balance Sheets.

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

           In June 2003, Verint completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share. The shares offered included 149,731 shares issued to Smartsight Networks Inc.'s ("Smartsight") former shareholders in connection with its acquisition. The proceeds of the offering were approximately $122.2 million, net of offering expenses. The Company recorded a gain of approximately $62.9 million, which was recorded as an increase in stockholders' equity as a result of the issuance. As of January 31, 2005, the Company's ownership interest in Verint was approximately 58.9%.

           In February 2004, Starhome B.V. ("Starhome"), a subsidiary of CTI, received equity financing from an unaffiliated investor group of approximately $14.5 million, net of expenses. The Company recorded a gain of approximately $11.8 million, which was recorded as an increase in stockholders' equity as a result of the issuance. Upon the completion of this transaction, the Company's ownership interest in Starhome was approximately 69.5%; this interest was unchanged as of January 31, 2005. In addition, during the year ended January 31, 2005, Starhome received a commitment for an additional $5.0 million in equity financing from the unaffiliated investor group, which funds are currently being held in escrow.

           In September 2004, Verint, through a subsidiary, acquired all of the outstanding stock of RP Sicherheitssysteme GmbH ("RP Security"), a company in the business of developing and selling mobile digital video security solutions for transportation applications. The purchase price consisted of approximately $9.0 million in cash and 90,144 shares of Verint's common stock. In addition, the shareholders of RP Security will be entitled to receive earn-out payments over three years based on Verint's worldwide sales, profitability and backlog of mobile video products in the transportation market during that period. Shares issued as part of the purchase price were accounted for with a value of approximately $3.0 million, or $33.03 per share. In connection with this acquisition, Verint incurred transaction costs, consisting primarily of professional fees, amounting to approximately $0.5 million.

           In March 2004, Verint acquired certain assets and assumed certain liabilities of the government surveillance business of ECtel Ltd. ("ECtel"), which provided Verint with additional communications interception capabilities for the mass collection and analysis of voice and data communications. The purchase price was approximately $35.0 million in cash. Verint incurred transaction costs, consisting primarily of professional fees, amounting to approximately $1.1 million in connection with this acquisition.

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

           The ability of CTI's Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of its earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years' earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States. Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved

Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. The Israeli company is also subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of the Approved Enterprise status.

           The Company's liquidity and capital resources have not been, and are currently not anticipated to be, materially affected by restrictions pertaining to the ability of its foreign subsidiaries to pay dividends or by withholding taxes associated with any such dividend payments.

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

CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives the majority of its revenue from the telecommunications industry, which has experienced a challenging capital spending environment. Although the capital spending environment has improved recently and the Company's revenues have increased in recent quarters, the Company has experienced significant revenue declines from historical peak revenue levels, and if capital spending and technology purchasing by telecommunications service providers ("TSP") does not continue to improve or declines, revenue may stagnate or decrease, and the Company's operating results may be adversely affected. Although the Company currently has good near term visibility, for these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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

           Recently, there have been announcements of several mergers in the telecommunications industry. To the extent that the Company's customer base consolidates, the Company may have an increased dependence on a smaller number of customers who may be able to exert increased pressure on the Company's prices and contractual terms in general. Consolidation also may result in the loss of both existing and potential customers of the Company.

           The Company has experienced declines in revenue from some of its traditional products sold to TSPs compared with prior years. The Company is executing a strategy to capitalize on growth opportunities in new and emerging products to offset such declines. While certain of these new products have met with initial success, it is unclear whether they will be widely adopted by the Company's customers and TSPs in general. Increases in revenue from these new products also may not exceed declines the Company may experience in revenue from the sale of its traditional products. If revenue from sales of its traditional products declines faster than revenue from new products increases, the Company's revenue and operating results will be adversely affected.

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

           The Company's current plan of operations is predicated, in part, on a recovery in capital expenditures by its customers. In the absence of such improvement, the Company would experience deterioration in its operating results, and may determine to modify its plan for future operations accordingly, which may include, among other things, reductions in its workforce.

           The Company intends to continue to make significant investments in its business, and to examine opportunities for growth. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated demand for the associated products does not materialize or is delayed. The impact of these decisions on future financial results cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions.

           The Company examines opportunities for growth through merger and acquisitions. If the Company does make acquisitions, it may not discover all potential risks and liabilities of the newly acquired business through the due diligence process, will inherit the acquired companies' past financial statements with their associated risks and may enter an industry in which it has limited or no experience. Also, the Company may not be able to successfully incorporate the personnel, operations and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in a dilution of existing stockholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged companies' key employees and customers. The Company also may not be able to identify future suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all.

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

           Currently, the Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations, which provide that any compensation expense relative to employee stock options be measured based on intrinsic value of the stock options. As a result, when options are priced at or above fair market value of the underlying stock on the date of the grant, as currently is the Company's practice, the Company incurs no compensation expense. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123(R)") which revises SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for reporting periods beginning after June 15, 2005, which for the Company is August 1, 2005 (the "Effective Date"). Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards; this will lead to substantial additional compensation expense. Any such expense, although it would not affect the Company's cash flows, will have a material negative impact on the Company's future reported results of operations beginning on the Effective Date. The Company currently anticipates such expense may be up to $12 million per quarter for each of the quarters ending October 31, 2005 and January 31, 2006.

           In May 2003, the Company issued $420,000,000 aggregate principal amount of Zero Yield Puttable Securities ("ZYPS") (the "Existing ZYPS"). On January 26, 2005, the Company completed an offer to the holders of the outstanding Existing ZYPS to exchange the Existing ZYPS for new ZYPS (the "New ZYPS"). Of the $420,000,000 worth of Existing ZYPS outstanding prior to the exchange offer, approximately $417,700,000 aggregate principal amount representing approximately 99.5% of the original issue of Existing ZYPS were validly tendered in exchange for an equal principal amount of New ZYPS.

           Both the Existing ZYPS and the New ZYPS have a conversion price of $17.97 per share. The ability of the holders to convert either the Existing ZYPS or New ZYPS into common stock is subject to certain conditions including: (i) during any fiscal quarter, if the closing price per share for a period of at least twenty days in the thirty consecutive trading-day period ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per share in effect on that thirtieth day; (ii) on or before May 15, 2018, if during the five business-day period following any ten consecutive trading-day period in which the daily average trading price for the Existing ZYPS or New ZYPS for that ten trading-day period was less than 105% of the average conversion value for the Existing ZYPS or New ZYPS during that period; (iii) during any period, if following the date on which the credit rating assigned to the Existing ZYPS or New ZYPS by Standard & Poor's Rating Services is lower than "B-" or upon the withdrawal or suspension of the Existing ZYPS or New ZYPS rating at the Company's request; (iv) if the Company calls the Existing ZYPS or New ZYPS for redemption; or (v) upon other specified corporate transactions. Both the Existing ZYPS and the New ZYPS mature on May 15, 2023.

           In addition, the Company has the right to redeem the Existing ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase, at par, all or a portion of the Existing ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The Existing ZYPS holders may require the Company to repurchase the Existing ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company. The Company cannot ensure, however, that sufficient funds will be available at the time of payment required on the Existing ZYPS or that the Company will be able to arrange financing to make any such required cash payments.

           The New ZYPS have substantially similar terms as the Existing ZYPS, except that the New ZYPS (i) have a net share settlement feature, (ii) allow the Company to redeem some or all of the New ZYPS at any time on or after May 15, 2009 (rather than May 15, 2008 as provided for in the Existing ZYPS) and (iii) allow the holders of the New ZYPS to require the Company to repurchase their New ZYPS for cash on each of May 15, 2008, 2009, 2013 and 2018. The Company cannot ensure, however, that sufficient funds will be available at the time of payment required on the New ZYPS or that the Company will be able to arrange financing to make any such required cash payments.

           The net share settlement feature of the New ZYPS provides that, upon conversion, the Company would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New ZYPS being converted, which is currently $417,700,000, and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of the Company's common stock (the "New Conversion Method"). The offer followed the September 30, 2004 conclusion by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board's ("FASB") on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8") requiring contingently convertible debt to be included in diluted earnings per share computations (if dilutive) as if the notes were converted into common shares at the time of issuance (the "if converted" method) regardless of whether market price triggers or other contingent features have been met. EITF 04-8 was effective for reporting periods ending after December 15, 2004. Because these recent accounting changes would have required the Company to include the shares of common stock underlying the Existing ZYPS in its diluted earnings per share computations, pursuant to the exchange offer, the Company offered to the Existing ZYPS holders, New ZYPS convertible under the New Conversion Method.

           Under EITF 04-8, the Company is not required to include any shares issuable upon conversion of the New ZYPS issued in the exchange offer in its diluted shares outstanding unless the market price of the Company's common stock exceeds the conversion price, and would then only have to include that number of shares as would then be issuable based upon the in-the-money value of the conversion rights under the New ZYPS. Therefore, the New ZYPS are dilutive in calculating diluted earnings per share if the Company's common stock is trading above $17.97 to the extent of the number of shares the Company would be required to issue to satisfy a conversion right of the New ZYPS over and above $417,700,000. For the year ended January 31, 2005 this resulted in approximately 1,610,000 of additional share dilution in calculating diluted earnings per share. The Existing ZYPS are immediately dilutive in calculating diluted earnings per share to the extent of the full number of shares underlying the Existing ZYPS, which as of January 31, 2005 is 128,516 shares. These shares are deemed to be outstanding for the purpose of calculating diluted earnings per share, whether or not the Existing ZYPS may be converted pursuant to their terms, and therefore decreases the Company's diluted earnings per share. The adoption of EITF 04-8 did not have an effect on reported diluted earnings (loss) per share for any periods presented.

           During the fourth quarter of fiscal year 2004, the closing price per share on at least 20 trading days in the 30 consecutive trading-day period ending on January 31, 2005 was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS were convertible into cash and/or the Company's common stock at the option of the holders for the first fiscal quarter of 2005.

           The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. If the Company's current or future products develop operational problems, the Company may incur fees and penalties in connection with such problems, which could have a material adverse effect on the Company. The Company offers complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released. The Company may not discover such defects or errors until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects or errors in the Company's products and these defects or errors could result in future lost sales. Defects or errors in the Company's products also may result in product liability claims, which could cause adverse publicity and impair their market acceptance.

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

           The Company relies on a limited number of suppliers and manufacturers for specific components and may not be able to find alternate manufacturers that meet its requirements. Existing or alternative sources may not be available on favorable terms and conditions. Thus, if there is a shortage of supply for these components, the Company may experience an interruption in its product supply. In addition, loss of third-party software licensing could materially and adversely affect the Company's business, financial condition and results of operations.

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

           The Company's business is subject to evolving corporate governance and public disclosure regulations that have increased both costs and the risk of noncompliance, which could have an adverse effect on the Company's stock price. Because the Company's common stock is publicly traded on the Nasdaq stock market, the Company is subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, Nasdaq and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In addition, the Company's efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require the Company to include a management assessment of its internal controls over financial reporting and auditor attestation of that assessment in its annual report for the Company's fiscal year ending January 31, 2005. While the Company is able to assert, in the management certifications filed with this Annual Report on Form 10-K, that the Company's internal control over financial reporting is effective as of January 31, 2005 and that no material weaknesses have been identified, the

Company must continue to monitor and assess the internal control over financial reporting. The Company cannot provide any assurances that material weaknesses will not be discovered in the future. If, in the future, the Company's management identifies one or more material weaknesses in the internal control over financial reporting that remain unremediated, the Company will be unable to assert such internal control over financial reporting is effective. If the Company is unable to assert that the internal control over financial reporting is effective for any given reporting period (or if the Company's auditors are unable to attest that the management's report is fairly stated or are unable to express an opinion on the effectiveness of the internal controls), the Company could lose investor confidence in the accuracy and completeness of the Company's financial reports, which would have an adverse effect on the Company's stock price. The effort regarding Section 404 has required, and continues to require, the commitment of significant financial and managerial resources.

           Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules or new interpretations of existing accounting principles could have a significant adverse effect on the Company's results of operations and may affect the Company's reported financial results.

           The market for Verint's digital security and business intelligence products in the past has been affected by weakness in general economic conditions, delays or reductions in customers' information technology spending and uncertainties relating to government expenditure programs. Verint's business generated from government contracts may be materially and adversely affected if:
(i) Verint's reputation or relationship with government agencies is impaired,
(ii) Verint is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency, (iii) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where Verint does not provide products and services, (iv) Verint is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, including those related to procurement, (v) Verint is not granted security clearances required to sell products to domestic or foreign governments or such security clearances are revoked, (vi) there is a change in government procurement procedures or (vii) there is a change in political climate that adversely affects Verint's existing or prospective relationships. Competitive conditions in this sector also have been affected by the increasing use by certain potential customers of their own internal development resources rather than outside vendors to provide certain technical solutions. In addition, Verint's markets include an increasing number of competitors, including companies that are significantly larger and have more resources than Verint. In addition, a number of established government contractors, particularly developers and integrators of technology products, have taken steps to redirect their marketing strategies and product plans in reaction to cut-backs in their traditional areas of focus, resulting in an increase in the number of competitors and the range of products offered in response to particular requests for proposals.

           The market for actionable intelligence solutions, such as Verint's security and business intelligence products is still emerging. Verint's growth is dependent on, among other things, the size and pace at which the markets for its products develop. If the markets for its products decrease, remain constant or grow slower than Verint anticipates, Verint will not be able to maintain its growth. Continued growth in the demand for Verint's products is uncertain as, among other reasons, its existing customers and potential customers may: (i) not achieve a return on their investment in its products; (ii) experience technical difficulty in utilizing its products; or (iii) use alternative solutions to achieve their security, intelligence or business objectives. In addition, as Verint's business intelligence products are sold primarily to contact centers, slower than anticipated growth or a contraction in the number of contact centers will have a material adverse effect on Verint's ability to maintain its growth.

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

           Many of Verint's government contracts contain provisions that give the governments party to those contracts rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to: (i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. government, suspend Verint from doing business with a foreign government or prevent Verint from selling its products in certain countries;
(iii) audit and object to Verint's contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in Verint's contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a government terminates a contract with Verint for convenience, Verint may not recover its incurred or committed costs, and expenses or profit on work completed prior to the termination. If a government terminates a contract for default, Verint may not recover those amounts, and, in addition, it may be liable for any costs incurred by a government in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding Verint's termination with other government agencies. As a result, Verint's on-going or prospective relationships with such other government agencies could be impaired.

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

           The Company has historically derived a significant portion of its sales and operating profit from contracts for large system installations with major customers. The Company continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industries that have adopted different strategies, and also may be more volatile than the Company has experienced in prior periods. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business. Because a significant proportion of the Company's sales of these large system installations occur in the late stages of a quarter, a delay, cancellation or other factor resulting in the postponement or cancellation of such sales may cause the Company to miss its financial projections, which may not be discernible until the end of a financial reporting period. The Company's gross margins also may be adversely affected by increases in material or labor costs, obsolescence charges, price competition and changes in distribution channels or in the mix of products sold.

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

           Geopolitical, economic and military conditions could directly affect the Company's operations. The outbreak of diseases, such as severe acute respiratory syndrome ("SARS"), have curtailed and may in the future curtail travel to and from certain countries. Restrictions on travel to and from these and other regions on account of additional incidents of diseases, such as SARS, could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. More recently, the U.S. military involvement in overseas operations including, for example, the war in Iraq and other armed conflicts throughout the world, could have a material adverse effect on the Company's business, results of operations, and financial condition.

           The Company is a highly automated business and a disruption or failure of its systems in the event of a catastrophic event, such as a major earthquake, tsunami or other natural disaster, cyber-attack or terrorist attack could cause delays in completing sales and providing services. A catastrophic event that results in the destruction or disruption of any of the Company's critical business systems could severely affect its ability to conduct normal business operations and, as a result, the financial condition and operating results could be adversely affected. "Hackers" and others have in the past created a number of computer viruses or otherwise initiated "denial of service" attacks on computer networks and systems. The Company's information technology infrastructure is regularly subject to various attacks and intrusion efforts of differing seriousness and sophistication. If such "hackers" are successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability. Even if the Company is not held liable, a security breach could harm the Company's reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of the Company's products and could harm the Company's business, financial condition and operating results. While the Company diligently maintains its information technology infrastructure and continuously implements protections against such viruses, electronic break-ins, disruptions or intrusions, if the defensive measures fail or should similar defensive measures by the Company's customers fail, the Company's business could be materially and adversely affected.

           Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, which in the past and may in the future, lead to security and economic problems for Israel. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region can directly affect the Company's operations in Israel. From October 2000, until recently, terrorist violence in Israel increased significantly, primarily in the West Bank and Gaza Strip, and Israel has experienced terrorist incidents within its borders. There can be no assurance that the recent relative calm and renewed discussions with Palestinian representatives will continue. The Company could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees in Israel are required to perform annual compulsory military service in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations.

           The Company's costs of operations have at times been affected by changes in the cost of its operations in Israel, resulting from changes in the value of the Israeli shekel relative to the United States dollar. Recently, the weakening of the dollar relative to the shekel has increased the costs of the Company's Israeli operations, stated in United States dollars. The Company's operations have at times also been affected by difficulties in attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the availability of such personnel has at times been severely limited. Changes in these factors have from time to time been significant and difficult to predict, and could in the future have a material adverse effect on the Company's results of operations.

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

           The Company has regularly participated in a conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel ("OCS") under which it has received significant benefits through reimbursement of up to 50% of qualified research and development expenditures. Certain of the Company's subsidiaries currently pay royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel in consideration of benefits received under this program. Such royalty payments are currently required to be made until the government has been reimbursed the amounts received by the Company, which is linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. As of January 31, 2005, such subsidiaries of the Company received approximately $57.7 million in cumulative grants from the OCS and recorded approximately $26.7 million in cumulative royalties to the OCS. During the year ended January 31, 2003, one of the Company's subsidiaries finalized an arrangement with the OCS whereby the subsidiary agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, this subsidiary began to receive lower amounts from the OCS than it had historically received, but will not have to pay royalty amounts on such grants. The amount of reimbursement received by the Company under this program has been reduced significantly, and the Company does not expect to receive significant reimbursement under this program in the future. In addition, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs. In order to obtain such permission, the Company will be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The transfer outside of Israel of any intellectual property rights resulting from research and development activities funded under OCS programs is not permitted. The continued reduction in the benefits received by the Company under the program, or the termination of its eligibility to receive these benefits at all in the future, could adversely affect the Company's operating results.

           The Company's overall effective tax rate benefits from the tax moratorium provided by the Government of Israel for Approved Enterprises undertaken in that country. The Company's effective tax rate may increase in the future due to, among other factors, the increased proportion of its taxable income associated with activities in higher tax jurisdictions, the full utilization of net operating loss carry-forwards and by the relative ages of the Company's eligible investments in Israel. The tax moratorium on income from the Company's Approved Enterprise investments made prior to 1997 is four years, whereas subsequent Approved Enterprise projects are eligible for a moratorium of only two years. Reduced tax rates apply in each case for certain periods thereafter. To be eligible for these tax benefits, the Company must continue to meet conditions, including making specified investments in fixed assets and financing a percentage of investments with share capital. If the Company fails to meet such conditions in the future, the tax benefits would be canceled and the Company could be required to refund the tax benefits already received. Israeli authorities have indicated that additional limitations on the tax benefits associated with Approved Enterprise projects may be imposed for certain categories of taxpayers, which would include the Company. If further changes in the law or government policies regarding those programs were to result in their termination or adverse modification, or if the Company were to become unable to participate in, or take advantage of, those programs, the cost of the Company's operations in Israel would increase and there could be a material adverse effect on the Company's results of operations and financial condition.

           The ability of the Company's Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of its earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years' earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States. Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. The Israeli company is also subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of the Approved Enterprise status.

           The Company's success is dependent on recruiting and retaining key management and highly skilled technical, managerial, sales, and marketing personnel. The market for highly skilled personnel remains very competitive. The Company's ability to attract and retain employees also may be affected by cost control actions, which in the past and may again in the future, include reductions in the Company's workforce and the associated reorganization of operations.

           The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. The Company is required to obtain export licenses and other authorizations from applicable governmental authorities for certain countries within which it conducts business. The failure to receive any required license or authorization would hinder the Company's ability to sell its products and could adversely affect the Company's business, results of operations and financial condition. In addition, legal uncertainties regarding liability, compliance with local laws and regulations, local taxes, labor laws, employee benefits, currency restrictions, difficulty in accounts receivable collection, longer collection periods and other requirements may have a negative impact on the Company's operating results. Also, the Company's foreign subsidiaries hold a significant amount of cash. The repatriation of such cash to the United States is subject to withholding tax, which would reduce the total amount of cash the Company would receive if such cash is repatriated into the United States.

           Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The Company has, and anticipates that it will continue to receive, contracts denominated in foreign currencies, particularly the euro. As a result of the unpredictable timing of purchase orders and the payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the entire risk of significant changes in currency rates during the contract period. Although recently the Company has significantly increased the amount of its foreign currency exposure that it has hedged, the Company may experience adverse consequences from not hedging all of its exchange rate risks associated with contracts denominated in foreign currencies. The Company's operating results have been negatively impacted for certain periods and positively impacted for other periods and may continue to be affected to a material extent by the impact of currency fluctuations. Operating results may also be affected by the cost of hedging activities that the Company does undertake.

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

           If others claim that the Company's products infringe their intellectual property rights, the Company may be forced to seek expensive licenses, reengineer its products, engage in expensive and time-consuming litigation or stop marketing its products. The Company attempts to avoid infringing known proprietary rights of third parties in its product development efforts. The Company does not, however, regularly conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. There are many issued patents as well as patent applications in the fields in which the Company is engaged. Because patent applications in the United States are not publicly disclosed until published or issued, applications may have been filed which relate to the Company's software and products. If the Company were to discover that its products violated or potentially violated third-party proprietary rights, it might not be able to continue offering these products without obtaining licenses for those products or without substantial reengineering of the products. Any reengineering effort may not be successful and the Company cannot be certain as to whether such licenses would be available. Even if such licenses were available, the Company cannot be certain that any licenses would be offered to the Company on commercially reasonable terms.

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

           The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments, and has made significant venture capital investments, both directly and through private investment funds. Such investments subject the Company to the risks inherent in the capital markets generally, and to the performance of other businesses over which it has no direct control. Given the relatively high proportion of the Company's liquid assets relative to its overall size, the results of its operations are materially affected by the results of the Company's capital management and investment activities and the risks associated with those activities. Declines in the public equity markets have caused, and may be expected to continue to cause, the Company to experience realized and unrealized investment losses. The severe decline in the public trading prices of equity securities in the past, particularly in the technology and telecommunications sectors, and corresponding decline in values of privately-held companies and venture capital funds in which the Company has invested, have, and may continue to have, an adverse impact on the Company's financial results. In addition, although interest rates have risen recently, low interest rates have in the past and may in the future have an adverse impact on the Company's results of operations.

           The Company issues stock options as a key component of its overall compensation. There is growing pressure on public companies from shareholders generally and various organizations to reduce the rate at which companies, including the Company, issue stock options to employees, which may make it more difficult to obtain stockholder approval of equity compensation plans when required. In addition, FASB has adopted changes to generally accepted accounting principles (GAAP) that will require the Company to adopt a different method of determining the compensation expense for its employee stock options and employee stock purchase plans beginning in the third quarter of fiscal 2005. As a result, CTI and certain of its subsidiaries have terminated their employee stock purchase plans. In addition, the Company believes expensing stock options will increase shareholder pressure to limit future option grants and could make it more difficult for the Company to grant stock options to employees in the future. As a result, the Company may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate employees, either of which could materially and adversely affect the Company's business, results of operations and financial condition.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

           As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2005, we were not involved in any unconsolidated SPE transactions.

           The Company has obtained bank guaranties primarily for the performance of certain obligations under contracts with customers as well as for the guarantee of certain payment obligations. These guaranties, which aggregated approximately $33.9 million at January 31, 2005, are generally to be released by the Company's performance of specified contract milestones, which are scheduled to be completed at various dates primarily through 2008.

           The Company is exposed to market risk from changes in foreign currency exchange rates and may, from time to time, use foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of its products in foreign currency, primarily the Euro, will be adversely affected by changes in exchange rates. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. These instruments are not designated as hedges and the change in fair value is included in income currently. As of January 31, 2005, the Company had approximately $32.6 million of notional amount of foreign exchange forward contracts to sell Euros with an original maturity of up to six months. The fair value of these contracts as of January 31, 2005 of approximately $(66,000) is included in `Interest and other income, net' in the Consolidated Statements of Operations.

           The impact that our aggregate contractual obligations as of January 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:


                                                               PAYMENTS DUE BY PERIOD
                                      ---------------------------------------------------------------------
                                                       LESS THAN                                  MORE THAN
                                         TOTAL          1 YEAR       1-3 YEARS      3-5 YEARS      5 YEARS
                                         -----          ------       ---------      ---------      -------
                                                                 (IN THOUSANDS)

Long-term debt  obligations,
 including current portion (1)        $ 518,254       $  87,913      $   9,259      $     501    $ 420,581
Operating lease obligations             118,023          28,616         45,587         21,431       22,389
Purchase obligations (2)                 59,727          54,672          4,322            733            -
Other long-term liabilities               4,976              -           4,976              -            -
                                      ---------------------------------------------------------------------

Total                                 $ 700,980        $171,201      $  64,144      $  22,665    $ 442,970
                                      ---------------------------------------------------------------------


           (1) Includes (as > 5 Years) approximately $417.7 million and approximately $2.3 million, respectively, aggregate principal amount of the New ZYPS and Existing ZYPS, which mature on May 15, 2023. See "Liquidity and Capital Resources" for a description of the New ZYPS and Existing ZYPS including the series of put options giving the holders the right to require the Company to repurchase all or a portion of the New ZYPS and Existing ZYPS prior to May 2023 and the Company the right to redeem the New ZYPS and Existing ZYPS prior to May 2023. The New ZYPS have a net share settlement feature that provides that, upon conversion, the Company would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New ZYPS being converted, which is currently $417.7 million, and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of the Company's common stock.


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

           In 1997, a subsidiary of CTI and Quantum Industrial Holdings Ltd. organized two new companies to make investments, including investments in high technology ventures. Each participant committed a total of $37.5 million to the capital of the new companies, for use as suitable investment opportunities are identified. Quantum Industrial Holdings Ltd. is a member of the Quantum Group of Funds managed by Soros Fund Management LLC and affiliated management companies. As of January 31, 2005, the Company had invested approximately $26.5 million related to these ventures. In addition, the Company has committed approximately $9.8 million to various funds, ventures and companies which may be called at the option of the investee.

           The Company licenses certain technology, "know-how" and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties, typically ranging up to 6% of net sales of the related products, under such licenses and under other agreements entered into in connection with research and development financing, including projects partially funded by the OCS, under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. Certain of the Company's subsidiaries accrue royalties to the OCS for the sale of products incorporating technology developed in these projects in varying amounts based upon the revenues attributed to the various components of such products. Royalties due to the OCS in respect of research and development projects are required to be paid until the OCS has received total royalties up to the amounts received by the Company under the approved project budgets, plus interest in certain circumstances. As of January 31, 2005, such subsidiaries had received approximately $57.7 million in cumulative grants from the OCS, and have recorded approximately $26.7 million in cumulative royalties to the OCS.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

           Refer to "Liquidity and Capital Resources" for a description of EITF 04-8 and its impact on the Company's diluted earnings per share calculation for the New ZYPS and the Existing ZYPS. For the year ended January 31, 2005, the adoption of EITF 04-8 resulted in approximately 1,739,000 (comprised of approximately 1,610,000 for New ZYPS and approximately 129,000 for Existing
ZYPS) of additional share dilution in calculating diluted earnings per share. The adoption of EITF 04-8 did not have an effect on reported diluted earnings
(loss) per share for any periods presented.

           In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment", ("SFAS No.123(R)") which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for reporting periods beginning after June 15, 2005, which for the Company is August 1, 2005 (the "Effective Date"). Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards; this will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company's cash flows, will have a material negative impact on the Company's reported results of operations.

           In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that such items be recognized as current-period charges regardless of whether they meet the ARB No. 43, Chapter 4 criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company's consolidated financial statements.

           In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for reporting periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's consolidated financial statements.

           In March 2004, the EITF of the FASB reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides additional guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued, however the adoption of EITF 03-1 in its current form is not expected to have a material effect on the Company's consolidated financial statements.

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

           The Company operates internationally and is therefore exposed to potentially adverse movements in foreign currency exchange rates. The primary currencies that the Company is exposed to are the Euro and the Israeli Shekel. The Company may, from time to time, use foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of its products in foreign currency, primarily the Euro, will be adversely affected by changes in exchange rates. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. As of January 31, 2005, the Company had approximately $32.6 million of notional amount of foreign exchange forward contracts to sell Euros with a fair value of approximately $(66,000) with an original maturity of up to six months. Neither a 10% increase nor decrease from current exchange rates would have a material effect on the Company's consolidated financial statements.

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

           See Part IV, Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

ITEM 9A.  CONTROLS AND PROCEDURES.

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of January 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of January 31, 2005.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended January 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

           See the Management Report on Internal Control Over Financial Reporting, which appears on page F-2 of this report. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect the Company's disclosure controls and procedures or its internal controls, to prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected.

ITEM 9B.  OTHER INFORMATION.

           Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           Information required by this item is incorporated herein by reference to the information in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 14, 2005 (the "Proxy Statement") under the captions "Codes of Business Conduct and Ethics", "Background of Directors and Executive Officers", "Audit Committee", and "Section 16(a) Beneficial Ownership Reporting Compliance".

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

                                     PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.


                                                                                                  Page
                                                                                                  ----

(a) Documents filed as part of this report.
    --------------------------------------

         (1)      Financial Statements.
                  --------------------

                  Index to Consolidated Financial Statements                                       F-1

                  Management Report on Internal Control Over Financial Reporting                   F-2

                  Report of Independent Registered Public Accounting Firm on
                  Internal Control over Financial Reporting                                        F-3

                  Report of Independent Registered Public Accouting Firm on
                  the Consolidated Financial Statements                                            F-4

                  Consolidated Balance Sheets as of
                  January 31, 2004 and 2005                                                        F-5

                  Consolidated Statements of Operations for the
                  Years Ended January 31, 2003, 2004 and 2005                                      F-6

                  Consolidated Statements of Stockholders' Equity for the
                  Years Ended January 31, 2003, 2004 and 2005                                      F-7

                  Consolidated Statements of Cash Flows for the
                  Years Ended January 31, 2003, 2004 and 2005                                      F-8

                  Notes to Consolidated Financial Statements                                       F-9


         (2) Financial Statement Schedules.
             -----------------------------

                           None.

         (3) Exhibits.
             --------

               The Index of Exhibits commences on the following page. Exhibits numbered 10.1 through 10.4, 10.6 through 10.12 and 10.19 through
               10.21 comprise material compensatory plans and arrangements of the registrant.

(c)      Index of Exhibits
         -----------------

No.      Exhibit Description
---      -------------------

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

         4.6* Specimen for New Zero Yield Puttable Securities Due May 15, 2023. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on January 26, 2005.)

         4.7* Indenture, dated as of January 26, 2005, between Comverse Technology, Inc., and JPMorgan Chase Bank, N.A. as Trustee. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on January 26, 2005.)

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

         10.4* Form of Restricted Stock Agreement. (Incorporated by reference to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 31, 2004.)

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

         10.19* Employment, Non-Disclosure and Non-Competition Agreement, dated as of August 19, 2004 between Comverse Technology, Inc. and David Kreinberg. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended July 31, 2004.)

         10.20* 2004 Stock Incentive Compensation Plan (Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual meeting of Shareholders held June 15, 2004.)

          10.21* Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 7, 2004.)

         10.22* Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans to its directors. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 on February 3, 2005.)

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

-----------------

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

                                                 COMVERSE TECHNOLOGY, INC.
                                                     (Registrant)

                             April 4, 2005       By:  /s/ Kobi Alexander
                                                     ---------------------------
                                                     Kobi Alexander
                                                     Chairman of the Board
                                                     and Chief Executive Officer

                             April 4, 2005       By: /s/ David Kreinberg
                                                     ---------------------------
                                                     David Kreinberg
                                                     Executive Vice President
                                                     and Chief Financial Officer


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

/s/ Kobi Alexander                                              April 4, 2005
---------------------------------
Kobi Alexander,
Chairman and CEO, Director

/s/ David Kreinberg                                             April 4, 2005
---------------------------------
David Kreinberg,
Executive Vice President and CFO

/s/ Raz Alon                                                    April 4, 2005
---------------------------------
Raz Alon, Director

/s/ Itsik Danziger                                              April 4, 2005
---------------------------------
Itsik Danziger, Director

/s/ John H. Friedman                                            April 4, 2005
---------------------------------
John H. Friedman, Director

/s/ Ron Hiram                                                   April 4, 2005
---------------------------------
Ron Hiram, Director

/s/ Sam Oolie                                                   April 4, 2005
---------------------------------
Sam Oolie, Director

/s/ William F. Sorin                                            April 4, 2005
---------------------------------
William F. Sorin, Director

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                    PAGE

Management Report on Internal Control Over Financial Reporting       F-2

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting                            F-3

Report of Independent Registered Public Accouting Firm on
the Consolidated Financial Statements                                F-4

Consolidated Balance Sheets as of January 31, 2004 and 2005          F-5

Consolidated Statements of Operations for the
   Years Ended January 31, 2003, 2004 and 2005                       F-6

Consolidated Statements of Stockholders' Equity for the
   Years Ended January 31, 2003, 2004 and 2005                       F-7

Consolidated Statements of Cash Flows for the
   Years Ended January 31, 2003, 2004 and 2005                       F-8

Notes to Consolidated Financial Statements                           F-9

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

           The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

           Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

           The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2005. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

           Based on our assessment and those criteria, the Company's management believes that, as of January 31, 2005, the Company's internal control over financial reporting is effective.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which appears on pages F-3 and F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Comverse Technology, Inc. New York, New York

           We have audited management's assessment, included in the accompanying Management Report On Internal Control Over Financial Reporting, that Comverse Technology, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

           We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

           A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

           Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

           In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

           We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2005 of the Company and our report dated April 1, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Jericho, New York
April 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Comverse Technology, Inc. New York, New York

           We have audited the accompanying consolidated balance sheets of Comverse Technology, Inc. and subsidiaries (the "Company") as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

           We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Jericho, New York
April 1, 2005

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2004 AND 2005
(IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2004                       2005
                                                                                      ----                       ----
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents                                                    $   623,063               $   721,350
     Bank time deposits                                                                   888                     2,317
     Short-term investments                                                         1,574,548                 1,525,963
     Accounts receivable, net                                                         158,236                   199,571
     Inventories                                                                       54,751                   107,552
     Prepaid expenses and other current assets                                         50,798                    70,335
                                                                                  ------------              ------------
TOTAL CURRENT ASSETS                                                                2,462,284                 2,627,088
PROPERTY AND EQUIPMENT, net                                                           125,023                   122,174
OTHER ASSETS                                                                          140,735                   176,024
                                                                                  ------------              ------------
TOTAL ASSETS                                                                      $ 2,728,042               $ 2,925,286
                                                                                  ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                        $   229,296               $   291,005
     Convertible debt                                                                       -                    87,253
     Bank loans and other debt                                                          2,649                       660
     Advance payments from customers                                                   89,062                   108,381
                                                                                  ------------              ------------
TOTAL CURRENT LIABILITIES                                                             321,007                   487,299
CONVERTIBLE DEBT                                                                      544,723                   420,000
LIABILITY FOR SEVERANCE PAY                                                            12,324                    15,803
OTHER LIABILITIES                                                                      15,964                    12,330
                                                                                  ------------              ------------
TOTAL LIABILITIES                                                                     894,018                   935,432
                                                                                  ------------              ------------

MINORITY INTEREST                                                                     161,478                   195,825
                                                                                  ------------              ------------
COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value - authorized, 2,500,000
         shares; issued, none
     Common stock, $0.10 par value -
         authorized, 600,000,000 shares;
         issued and outstanding 194,549,886 and 198,878,553 shares                     19,454                    19,887
     Additional paid-in capital                                                     1,210,547                 1,284,298
     Unearned stock compensation                                                       (6,707)                  (14,432)
     Retained earnings                                                                439,899                   497,229
     Accumulated other comprehensive income                                             9,353                     7,047
                                                                                  ------------              ------------
TOTAL STOCKHOLDERS' EQUITY                                                          1,672,546                 1,794,029
                                                                                  ------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 2,728,042               $ 2,925,286
                                                                                  ============              ============

                See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2003, 2004 AND 2005
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          JANUARY 31,       JANUARY 31,        JANUARY 31,
                                                                             2003              2004               2005
                                                                             ----              ----               ----

Sales:
      Product revenues                                                    $  547,141        $  534,585       $  700,970
      Service revenues                                                       188,748           231,307          258,472
                                                                          -----------       -----------      -----------
                                                                             735,889           765,892          959,442
                                                                          -----------       -----------      -----------
Cost of sales:
      Product costs                                                          184,413           181,059          215,023
      Service costs                                                          153,708           146,501          165,687
                                                                          -----------       -----------      -----------
                                                                             338,121           327,560          380,710
                                                                          -----------       -----------      -----------

Gross margin                                                                 397,768           438,332          578,732

Operating expenses:
      Research and development, net                                          232,593           216,457          236,657
      Selling, general and administrative                                    281,202           254,376          290,445
      In-process research and development
            and other acquisition-related charges                                  -                 -            4,635
      Workforce reduction, restructuring
            and impairment charges (credits)                                  66,714            (2,123)              62
                                                                          -----------       -----------      -----------

      Income (loss) from operations                                         (182,741)          (30,378)          46,933

      Interest and other income, net                                          58,902            38,958           36,223
                                                                          -----------       -----------      -----------

Income (loss) before income tax provision, minority
      interest and equity in the earnings (losses) of affiliates            (123,839)            8,580           83,156

Income tax provision                                                           3,294             8,206           13,214

Minority interest and equity in the earnings (losses)
      of affiliates                                                           (2,345)           (5,760)         (12,612)
                                                                          -----------       -----------      -----------

Net income (loss)                                                         $ (129,478)       $   (5,386)      $   57,330
                                                                          ===========       ===========      ===========

Earnings (loss) per share:
            Basic                                                         $    (0.69)       $    (0.03)      $     0.29
                                                                          ===========       ===========      ===========
            Diluted                                                       $    (0.69)       $    (0.03)      $     0.28
                                                                          ===========       ===========      ===========

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2003, 2004 AND 2005
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               Accumulated Other
                                                                                              Comprehensive Income
                                           Common Stock                                       --------------------
                                           ------------   Additional    Unearned              Unrealized  Cumulative      Total
                                   Number of       Par      Paid-in       Stock       Retained    Gains   Translation  Stockholders'
                                    Shares        Value     Capital    Compensation   Earnings   (Losses)  Adjustment     Equity
                                    ------        -----     -------    ------------   --------   --------  ----------     ------

BALANCE, FEBRUARY 1, 2002         186,248,350   $ 18,625  $ 1,018,232   $    -       $ 574,763    $ 4,299   $    489   $ 1,616,408
Comprehensive loss:
Net loss                                                                              (129,478)
Unrealized gain on
 available-for-sale securities                                                                        827
Translation adjustment                                                                                         1,297
Total comprehensive loss                                                                                                  (127,354)
Common stock issued for employee
 stock purchase plan                  975,396         97        8,097                                                        8,194
Exercise of stock options             530,661         53        4,121                                                        4,174
Issuance of subsidiary shares                                  47,996                                                       47,996
Tax benefit of dispositions of
 stock options                                                    274                                                          274
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2003         187,754,407     18,775    1,078,720        -         445,285      5,126      1,786     1,549,692
Comprehensive loss:
Net loss                                                                                (5,386)
Unrealized loss on
 available-for-sale securities                                                                        (53)
Translation adjustment                                                                                         2,494
Total comprehensive loss                                                                                                    (2,945)
Common stock issued for employee
 stock purchase plan                  711,138         71        6,012                                                        6,083
Common stock issued for restricted
 stock grant                          314,300         31        5,218     (5,249)                                              -
Exercise of stock options           5,770,041        577       54,610                                                       55,187
Issuance of subsidiary shares                                  64,616     (1,672)                                           62,944
Tax benefit of dispositions of
 stock options                                                  1,371                                                        1,371
Amortization of unearned
 stock compensation                                                          214                                               214
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2004         194,549,886     19,454    1,210,547     (6,707)      439,899      5,073      4,280     1,672,546
Comprehensive income:
Net income                                                                              57,330
Unrealized loss on
 available-for-sale securities                                                                     (3,588)
Translation adjustment                                                                                         1,282
Total comprehensive income                                                                                                  55,024
Common stock issued for employee
 stock purchase plan                  554,586         55        7,718                                                        7,773
Common stock issued for restricted
 stock grant                          327,100         33        7,508     (7,541)                                              -
Exercise of stock options           3,446,981        345       37,415                                                      37,760
Issuance of subsidiary shares                                  19,193     (2,281)                                          16,912
Tax benefit of dispositions of
 stock options                                                  1,917                                                       1,917
Amortization of unearned stock
 compensation                                                              2,097                                            2,097
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2005         198,878,553   $ 19,887  $ 1,284,298  $ (14,432)    $ 497,229    $ 1,485    $ 5,562  $ 1,794,029
                                  ===========   ========  ===========  ==========    =========    =======    =======  ===========

                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED JANUARY 31, 2003, 2004 AND 2005
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     JANUARY 31,    JANUARY 31,     JANUARY 31,
                                                                                        2003            2004            2005
                                                                                        ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $  (129,478)   $    (5,386)     $   57,330
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                    67,355         71,771          66,692
        Minority interest                                                                 1,570          7,246          12,861
        Operating asset write-downs and impairments                                      26,445          6,684          13,681
        Changes in operating assets and liabilities:
           Accounts receivable, net                                                     161,737         56,395         (40,545)
           Inventories                                                                   13,446        (14,071)        (52,696)
           Prepaid expenses and other current assets                                     19,728         11,123         (13,262)
           Accounts payable and accrued expenses                                        (74,856)       (33,302)         57,146
           Advance payments from customers                                               13,822         35,565          19,319
           Liability for severance pay                                                     (426)         2,407           3,380
           Other, net                                                                    (2,497)        (9,812)         (6,878)
                                                                                    ------------   ------------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                96,846        128,620         117,028
                                                                                    ------------   ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturities and sales (purchases) of bank time deposits
        and investments, net                                                           (358,007)      (451,826)         38,119
     Purchase of property and equipment                                                 (34,092)       (35,352)        (46,151)
     Capitalization of software development costs                                       (13,391)        (7,759)         (4,198)
     Net assets acquired                                                                (31,130)        (5,910)        (45,634)
                                                                                    ------------   ------------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                                  (436,620)      (500,847)        (57,864)
                                                                                    ------------   ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of convertible debt                                           -        412,766               -
     Repurchase of convertible debt                                                    (169,788)      (253,254)        (36,873)
     Proceeds from issuance of common stock in connection
        with exercise of stock options and employee stock purchase plan                  12,368         61,270          45,533
     Net proceeds from issuance of common stock of subsidiaries                          68,695        129,032          32,161
     Repayment of bank loan                                                                   -        (42,000)              -
     Other, net                                                                          (3,058)         2,381          (1,698)
                                                                                    ------------   ------------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     (91,783)       310,195          39,123
                                                                                    ------------   ------------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (431,557)       (62,032)         98,287
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          1,116,652        685,095         623,063
                                                                                    ------------   ------------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $   685,095    $   623,063       $ 721,350
                                                                                    ============   ============     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for interest                                         $    10,458    $     4,512       $   1,975
                                                                                    ============   ============     ===========
     Cash paid during the year for income taxes                                     $    11,682    $    10,503       $   8,015
                                                                                    ============   ============     ===========


                 See notes to consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2003, 2004 AND 2005
--------------------------------------------------------------------------------

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

     MINORITY INTEREST - The interest of minority stockholders in the net assets of consolidated subsidiaries, relating primarily to CTI's Verint Systems Inc. ("Verint") and Ulticom, Inc. ("Ulticom") majority-owned subsidiaries, are presented in the Consolidated Balance Sheets separately from liabilities and stockholders' equity. The minority interest included in the Consolidated Statements of Operations represents the interest of minority stockholders in the net income of such consolidated subsidiaries.

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

     In connection with the preparation of this report, the Company concluded that it was appropriate to classify investments in Auction Rate Securities ("ARS") as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has revised the classification to report these securities as short-term investments in the Consolidated Balance Sheets. As of January 31, 2005, the Company held approximately $1,061,121,000 of investments in ARS that are classified as short-term investments. The Company reclassified approximately $907,932,000, $717,688,000 and $245,210,000 of investments in ARS as of January 31, 2004, 2003 and 2002, respectively, that were previously included in cash and cash equivalents to short-term investments.

     The Company has also revised the presentation of the Consolidated Statements of Cash Flows for the years ended January 31, 2004 and 2003 to reflect the purchases and sales of ARS as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the year ended January 31, 2005. In the previously reported Consolidated Statements of Cash Flows for the years ended January 31, 2004 and 2003, net cash used in investing activities related to these short-term investments of approximately $190,244,000 and $472,478,000, respectively, were included in cash and cash equivalents.

     This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statements of Cash Flows or previously reported Consolidated Statements of Operations for any period.

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

     REVENUE AND EXPENSE RECOGNITION - The Company recognizes revenues in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition", and related Interpretations. The Company's systems are generally a bundled hardware and software solution that are shipped together. Revenue is generally recognized at the time of shipment for sales of systems which do not require significant customization to be performed by the Company when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred and acceptance is determinable, (3) the fee is fixed or determinable and (4) collectibility is probable.

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

     SOFTWARE DEVELOPMENT COSTS - Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which to date has been four years or less. The amounts capitalized for the years ended January 31, 2003, 2004 and 2005 were approximately $13,391,000, $7,759,000 and
     $4,198,000, respectively. Amortization begins in the period in which the related product is available for general release to customers. Amortization expense amounted to approximately $12,594,000, $15,149,000 and $14,311,000 for the years ended January 31, 2003, 2004 and 2005, respectively. In addition, during the year ended January 31, 2005, the Company recorded write-downs of approximately $5,049,000 of capitalized software development costs to its estimated net realizable value, primarily as a result of the Company's transition to its newer product line as well as duplicative technology that arose as a result of Verint's acquisitions during the period.

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

     DERIVATIVE FINANCIAL INSTRUMENTS - The Company is exposed to market risk from changes in foreign currency exchange rates and may, from time to time, use foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of its products in foreign currency, primarily the Euro, will be adversely affected by changes in exchange rates. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. These instruments are not designated as hedges and the change in fair value is included in income currently. As of January 31, 2004 and 2005, the Company had approximately $31,668,000 and $32,583,000, respectively, of notional amount of foreign exchange forward contracts to sell Euros with an original maturity of up to six months. The fair value of these contracts as of January 31, 2004 and 2005 of approximately $(183,000) and $(66,000), respectively, is included in `Interest and other income, net' in the Consolidated Statements of Operations.

     GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Other intangible assets include identifiable acquired software and technology, trade name, customer relationships, sales backlog and non-compete agreements. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill and certain intangible assets are no longer amortized, but rather are reviewed for impairment on at least an annual basis. The Company has performed these reviews and deemed there to be no such impairment as of January 31, 2004 and 2005. Other intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives of up to ten years.

     OTHER ASSETS - Licenses of patent rights and acquired "know-how" are recorded at cost and amortized using the straight-line method over the estimated useful lives of the related technology, generally not exceeding four years. Debt issue costs are amortized using the effective interest method over the term of the related debt.

     LONG-LIVED ASSETS - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and proceeds from its eventual disposition are less than its carrying amount. Impairment is measured at fair value. In connection with its restructuring plan, during the years ended January 31, 2003, 2004 and 2005, the Company identified certain impairment losses that are included in `Workforce reduction, restructuring and impairment charges (credits)' in the Consolidated Statements of Operations. Refer to Note 9 for details. In addition, during the year ended January 31, 2005, the Company recorded write-downs of approximately $3,849,000 of fixed assets to its estimated net realizable value, primarily as a result of the obsolescence of such fixed assets.

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially expose the Company to concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in money market funds placed with major banks and financial institutions, bank time deposits, corporate commercial paper, ARS, corporate and municipal short and medium term notes, mortgage and asset backed securities, U.S. government and U.S. government corporation and agency obligations, mutual funds, trusts and closed-end funds investing in the like and common and preferred stock. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

     Accounts receivable are generally diversified due to the large number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. As of January 31, 2004 and 2005, there was no single customer balance that comprised 10% of the overall accounts receivable balance. The Company believes no significant concentration of credit risk exists with respect to these accounts receivable.

     The Company is required to estimate the collectibility of its accounts receivable each accounting period and record a reserve for bad debts. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. Reserve requirements are based on the facts available and are re-evaluated and adjusted as additional information is received. The Company's policy is to account for recoveries of previously reserved for doubtful accounts upon the receipt of cash where there is no evidence of recoverability for items specifically reserved for prior to the receipt of cash.

        The roll forward of the allowance for doubtful accounts is as follows:

                                                        YEARS ENDED JANUARY 31,
                                                  ------------------------------------
                                                      2003       2004         2005
                                                  ----------   ----------   ----------
                                                           (IN THOUSANDS)

         Balance at beginning of period           $  41,955    $  56,759    $  49,958
         Charges to costs and expenses               45,300       12,014        7,063
         Recoveries                                       -      (12,200)     (19,425)
         Deductions                                 (30,559)      (9,072)      (7,151)
         Other                                           63        2,457         (503)
                                                  ----------   ----------   ----------
         Balance at end of period                 $  56,759    $  49,958    $  29,942
                                                  ==========   ==========   ==========

     The recoveries of approximately $12,200,000 and $19,425,000 for the years ended January 31, 2004 and 2005, respectively, were recorded as a result of cash being collected from customers for items that had previously been reserved for as doubtful of collection, in the period that the cash was received.

     BANK LOANS - In January 2002, Verint took a bank loan in the amount of $42,000,000. The loan, which matured in February 2003, bore interest at LIBOR plus 0.55% and was guaranteed by CTI. During February 2003, Verint repaid the bank loan.

     ISSUANCE OF SUBSIDIARY STOCK - Sales of stock by subsidiaries are accounted for as capital transactions with the adjustment to additional paid-in capital. No gain or loss is recognized on these transactions.

     STOCK-BASED COMPENSATION - At January 31, 2005, the Company had in place the Comverse Stock Incentive Plans, as fully described in Note 14. The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations. Accordingly, no stock-based employee compensation cost for stock options is reflected in net income (loss) for any periods, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Refer to Note 22 for a description of pending changes to this accounting treatment.

     During the years ended January 31, 2004 and 2005, the Company and one of its subsidiaries granted shares of restricted stock to certain key employees. For the years ended January 31, 2003, 2004 and 2005, respectively, stock-based employee compensation expense relating to restricted stock of approximately $0, $214,000 and $2,097,000 is included in `Selling, general and administrative' expenses in the Consolidated Statements of Operations.

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

        The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for all periods:

                                                                             YEAR ENDED JANUARY 31,
                                                                             ----------------------
                                                                   2003                2004              2005
                                                                   ----                ----              ----
                                                                                 (IN THOUSANDS)

         Net income (loss), as reported                          $ (129,478)         $   (5,386)       $   57,330

           Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects                (149,782)           (122,537)         (104,477)
                                                                 -----------         -----------       -----------


         Pro forma net loss                                      $ (279,260)         $ (127,923)       $  (47,147)
                                                                 ===========         ===========       ===========


         Earnings (loss) per share:

         Basic - as reported                                     $    (0.69)         $    (0.03)       $     0.29
         Basic - pro forma                                       $    (1.49)         $    (0.67)       $    (0.24)

         Diluted - as reported                                   $    (0.69)         $    (0.03)       $     0.28
         Diluted - pro forma                                     $    (1.49)         $    (0.67)       $    (0.24)


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

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year. Refer to the description under Short-Term Investments found earlier in this Note 2 regarding revisions to the presentation of certain investments in the consolidated financial statements.

3.   RESEARCH AND DEVELOPMENT

     A significant portion of the Company's research and development operations are located in Israel where the Company derives benefits from participation in conditional programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. Certain of the Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. Certain of the Company's subsidiaries accrue royalties to the OCS for the sale of products incorporating technology developed in these projects. During the year ended January 31, 2003, one of the Company's subsidiaries finalized an agreement with the OCS whereby the subsidiary agreed to pay a lump sum royalty of approximately $26 million for all past amounts received from the OCS. The amount and timing of the payments to the OCS under this agreement were approximately $3 million in March 2002 and approximately $23 million in June 2002. In addition, this subsidiary began to receive lower amounts from the OCS than it had historically received, but is not required to pay royalties on such future grants. Under the terms of the applicable funding agreements, permission from the Government of Israel is required for the Company to manufacture outside of Israel products resulting from research and development activities funded under these programs. In order to obtain such permission, the Company would be required to increase the royalties to the applicable funding agencies and/or repay certain amounts received as reimbursement of research and development costs. The transfer outside of Israel of any intellectual property rights resulting from research and development activities funded under OCS programs is not permitted. The amounts reimbursed by the OCS for the years ended January 31, 2003, 2004 and 2005 were approximately $10,540,000, $10,013,000 and
     $9,444,000, respectively.

4.   SHORT-TERM INVESTMENTS

     As previously noted under Short-Term Investments in Note 2, the Company concluded that it was appropriate to classify investments in ARS as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has revised the classification to report these securities as short-term investments in the Consolidated Balance Sheets. The Company classifies all of its short-term investments as available-for-sale securities. The following is a summary of available-for-sale securities as of January 31, 2005:

                                                                       GROSS            GROSS              ESTIMATED
                                                                     UNREALIZED        UNREALIZED            FAIR
                                                      COST             GAINS            LOSSES               VALUE
                                               -----------------------------------------------------------------------
                                                                           (IN THOUSANDS)

        Corporate debt securities              $       6,748      $         548    $             8      $        7,288
        U.S. municipal debt securities                10,134                  -                 45              10,089
        U.S. Government corporation
           and agency bonds                          428,645                  -              4,507             424,138
        Auction rate securities                    1,061,121                  -                  -           1,061,121
                                               --------------     --------------    ---------------     ---------------
        Total debt securities                      1,506,648                548              4,560           1,502,636
                                               --------------     --------------    ---------------     ---------------

        Common stock and
           closed-end funds                           12,587              5,242                  5              17,824
        Mutual funds (1)                               1,863                139                  -               2,002
        Preferred stock                                3,468                109                 76               3,501
                                               --------------     --------------    ---------------     ---------------
        Total equity securities                       17,918              5,490                 81              23,327
                                               --------------     --------------    ---------------     ---------------

                                               $   1,524,566      $       6,038     $        4,641      $    1,525,963
                                               ==============     ==============    ===============     ===============

(1) Investing in U.S. Government and U.S. Government corporation and agency obligations, corporate debt securities, commercial paper and/or asset-backed securities.

The following is a summary of available-for-sale securities as of January 31, 2004:

                                                                       GROSS              GROSS          ESTIMATED
                                                                    UNREALIZED         UNREALIZED          FAIR
                                                     COST              GAINS             LOSSES            VALUE
                                             ------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

        Corporate debt securities            $      35,573     $       1,054      $           -        $      36,627
        U.S. Government corporation
           and agency bonds                        309,531                 -              1,649              307,882
        Auction rate securities                    907,932                 -                  -              907,932
                                             --------------    --------------     --------------       --------------
        Total debt securities                    1,253,036             1,054              1,649            1,252,441
                                             --------------    --------------     --------------       --------------

        Common stock and
           closed-end funds                         27,038             4,951                  -               31,989
        Mutual funds and trust (1)                 286,057               196                  -              286,253
        Preferred stock                              3,518               347                  -                3,865
                                             --------------    --------------     --------------       --------------
        Total equity securities                    316,613             5,494                  -              322,107
                                             --------------    --------------     --------------       --------------

                                             $   1,569,649     $       6,548      $       1,649        $   1,574,548
                                             ==============    ==============     ==============       ==============

     (1) Investing in U.S. Government and U.S. Government corporation and agency obligations, corporate debt securities, commercial paper and/or asset-backed securities.

     As of January 31, 2005, the Company held certain investments in U.S. Government corporation and agency bonds that had been in a continuous unrealized loss position for 12 months or greater, aggregating to a total estimated fair value of approximately $196,470,000 and with total gross unrealized losses of approximately $3,528,000; the Company held no other significant investments that had been in a continuous unrealized loss position for 12 months or greater as of January 31, 2005. The Company held no significant investments that had been in a continuous unrealized loss position for 12 months or greater as of January 31, 2004. The Company evaluates investments with unrealized losses to determine if the losses are other-than-temporary. The gross unrealized losses as of January 31, 2005 are due primarily to changes in interest rates and the Company has determined that such diminution in value is temporary. In making this determination, the Company considered its ability to hold the investments to maturity, the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost and the length of time the investments have been in an unrealized loss position.

     During the year ended January 31, 2005, the gross realized gains on sales of securities totaled approximately $4,163,000, and the gross realized losses totaled approximately $3,265,000. During the year ended January 31, 2004, the gross realized gains on sales of securities totaled approximately $5,439,000, and the gross realized losses totaled approximately $1,558,000. During the year ended January 31, 2003, the gross realized gains on sales of securities totaled approximately $3,588,000, and the gross realized losses totaled approximately $13,644,000. The basis on which cost is generally determined in computing realized gain or loss is by the first-in, first-out method.

       The cost and estimated fair value of debt securities at January 31, 2005, by contractual maturity, are as follows; substantially all securities with maturities after three years are ARS:

                                                                                         ESTIMATED
                                                                      COST              FAIR VALUE
                                                                      ----              ----------
                                                                            (IN THOUSANDS)

             Due in one year or less                              $   196,953           $   196,192
             Due after one year through three years                   299,095               295,342
             Due after three years through five years                  23,200                23,200
             Due after five years through ten years                    30,694                31,196
             Due after ten years through twenty years                  68,265                68,265
             Due after twenty years                                   888,441               888,441
                                                                  ------------          ------------

                                                                  $ 1,506,648           $ 1,502,636
                                                                  ============          ============



5.      INVENTORIES

                Inventories consist of:
                                                                               JANUARY 31,
                                                                               -----------
                                                                        2004                2005
                                                                        ----                ----
                                                                             (IN THOUSANDS)

                     Raw materials                                $    23,157           $    34,364
                     Work in process                                   12,802                23,640
                     Finished goods                                    18,792                49,548
                                                                  ------------          ------------

                                                                  $    54,751           $   107,552
                                                                  ============          ============



6.       PROPERTY AND EQUIPMENT, NET

                Property and equipment consist of:
                                                                               JANUARY 31,
                                                                               -----------
                                                                        2004                 2005
                                                                        ----                 ----
                                                                             (IN THOUSANDS)

                     Fixtures and equipment                       $   300,946           $   294,867
                     Land and buildings                                22,765                21,942
                     Software                                          33,670                35,855
                     Transportation vehicles                            1,293                 1,790
                     Leasehold improvements                            14,604                15,553
                                                                  ------------          ------------
                                                                      373,278               370,007
                     Less accumulated depreciation
                            and amortization                         (248,255)             (247,833)
                                                                  ------------          ------------

                                                                  $   125,023           $   122,174
                                                                  ============          ============

7.      OTHER ASSETS

             Other assets consist of:
                                                                           JANUARY 31,
                                                                           -----------
                                                                    2004                  2005
                                                                    ----                  ----
                                                                         (IN THOUSANDS)

                  Software development costs, net of
                      accumulated amortization
                      of $52,731 and $53,798                   $    32,824           $    17,662

                  Investments                                       35,262                38,672

                  Other assets                                      72,649               119,690
                                                               ------------          ------------

                                                               $   140,735           $   176,024
                                                               ============          ============


8.   BUSINESS COMBINATIONS

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

     The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities of ECtel based on the estimated fair value of those assets and liabilities as of March 31, 2004. The results of operations of ECtel have been included in the Company's results of operations since March 31, 2004. Identifiable intangible assets consist of sales backlog, acquired technology, customer relationships and non-competition agreements and have estimated useful lives of up to ten years. Purchased in-process research and development represents the value assigned to research and development projects of the acquired business that were commenced but not completed at the date of acquisition, for which technological feasibility had not been established and which have no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" as interpreted by Financial Accounting Standards Board ("FASB") Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the acquisition date. At the acquisition date, it was estimated that the purchased in-process research and development was approximately 40% complete and it was expected that the remaining 60% would be completed during the ensuing year. The fair value of the purchased in-process research and development was determined with the assistance of an independent appraisal specialist using the income approach, which reflects the projected free cash flows that will be generated by the purchased in-process research and development projects and discounting the projected net cash flows back to their present value using a discount rate of 21%.

     As a result of the acquisition of the government surveillance business of ECtel, Verint had certain capitalized software development costs that became impaired due to the existence of duplicative technology and, accordingly, were written-down to their net realizable value at the date of acquisition. Such impairment charge amounted to approximately $1,481,000 and is included in 'In-process research and development and other acquisition-related charges' in the Consolidated Statements of Operations.

The following is a summary of the allocation of the purchase price for this acquisition:

                                                           (IN THOUSANDS)

                 Purchase price                              $    35,000
                 Acquisition costs                                 1,107
                                                             ------------
                     Total purchase price                    $    36,107
                                                             ============


                 Fair value of assets acquired               $     1,417
                 Fair value of liabilities assumed                (3,282)
                 In-process research and development               3,154
                 Sales backlog                                       854
                 Acquired technology                               5,307
                 Customer relationships                            1,382
                 Non-competition agreements                        2,221
                 Goodwill                                         25,054
                                                             ------------
                     Total purchase price                    $    36,107
                                                             ============


     The value allocated to goodwill in ECtel will be deducted for income tax purposes. A summary of pro forma results of operations has not been presented as the effect of this acquisition was not deemed material.

     In September 2004, Verint, through a subsidiary, acquired all of the outstanding stock of RP Sicherheitssysteme GmbH ("RP Security"), a company in the business of developing and selling mobile digital video security solutions for transportation applications. The purchase price consisted of approximately $9,028,000 in cash and 90,144 shares of Verint's common stock. In addition, the shareholders of RP Security will be entitled to receive earn-out payments over three years based on Verint's worldwide sales, profitability and backlog of mobile video products in the transportation market during that period. Shares issued as part of the purchase price were accounted for with a value of approximately $2,977,000, or $33.03 per share. In connection with this acquisition, Verint incurred transaction costs, consisting primarily of professional fees, amounting to approximately $520,000.

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

     The RP Security, Smartsight, Lanex and Odigo acquisitions were accounted for using the purchase method and, accordingly, the Consolidated Statements of Operations include the results of operations from the date of acquisition. Assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information then available and through the assistance of independent appraisal specialists, where applicable. After allocating the purchase price, including the direct costs of the acquisition, to net tangible and identifiable intangible assets, any excess of cost over fair value of net assets acquired was recorded as goodwill, included in `Other assets' in the Consolidated Balance Sheets. A summary of the assets acquired and liabilities assumed in these acquisitions as well as pro forma results of operations have not been presented because the effects of these acquisitions were not deemed material.

9.   WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES (CREDITS)

     During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program, including changes to its organizational structure and product offerings, to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with these actions, during the years ended January 31, 2003, 2004 and 2005, the Company incurred net charges (credits) to operations of approximately $66,714,000, $(2,123,000) and $62,000, respectively, primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment and other impaired assets.

     An analysis of the total charges of approximately $66,714,000 incurred during the year ended January 31, 2003 as well as a rollforward of the workforce reduction and restructuring accrual for that period is as follows:


                                                          WORKFORCE
                                                          REDUCTION,                                       ACCRUAL
                                    ACCRUAL BALANCE    RESTRUCTURING &                                    BALANCE AT
                                     AT FEBRUARY 1,       IMPAIRMENT         CASH        NON-CASH         JANUARY 31,
                                          2002             CHARGES         PAYMENTS       CHARGES           2003
                                          ----             -------         --------       -------           ----
                                                                      (IN THOUSANDS)

       Severance and related           $    11,862       $   26,857      $   29,352    $        -       $      9,367
       Facilities and related               24,347           19,360           3,253             -             40,454
       Property and equipment                    -           20,497               -        20,497                  -
                                       -------------     -----------     -----------   -----------      -------------
       Total                           $    36,209       $   66,714      $   32,605    $   20,497       $     49,821
                                       =============     ===========     ===========   ===========      =============


       An analysis of the net credit of approximately $2,123,000 incurred during the year ended January 31, 2004 as well as a rollforward of the workforce reduction and restructuring accrual for that period is as follows:


                                                         WORKFORCE
                                                         REDUCTION,
                                                      RESTRUCTURING &                                      ACCRUAL
                                  ACCRUAL BALANCE       IMPAIRMENT                                        BALANCE AT
                                    AT FEBRUARY 1,        CHARGES             CASH        NON-CASH        JANUARY 31,
                                         2003            (CREDITS)          PAYMENTS       CHARGES          2004
                                         ----            ---------          --------       -------          ----
                                                                  (IN THOUSANDS)


       Severance and related           $      9,367      $    4,494      $   10,793    $        -       $      3,068
       Facilities and related                40,454          (8,051)          5,976             -             26,427
       Property and equipment                     -           1,434               -         1,434                  -
                                       -------------     -----------     -----------   -----------      -------------
       Total                           $     49,821      $   (2,123)     $   16,769    $    1,434       $     29,495
                                       =============     ===========     ===========   ===========      =============

     An analysis of the net charge of approximately $62,000 incurred during the year ended January 31, 2005 as well as a rollforward of the workforce reduction and restructuring accrual for that period is as follows:


                                                         WORKFORCE
                                                         REDUCTION,
                                                      RESTRUCTURING &                                      ACCRUAL
                                  ACCRUAL BALANCE       IMPAIRMENT                                        BALANCE AT
                                    AT FEBRUARY 1,        CHARGES             CASH        NON-CASH        JANUARY 31,
                                         2004            (CREDITS)          PAYMENTS       CHARGES          2005
                                         ----            ---------          --------       -------          ----
                                                                  (IN THOUSANDS)

       Severance and related           $      3,068      $      596      $    3,543    $        -       $        121
       Facilities and related                26,427            (743)          4,202             -             21,482
       Property and equipment                     -             209               -           209                  -
                                       -------------     -----------     -----------   -----------      -------------
       Total                           $     29,495      $       62      $    7,745    $      209       $     21,603
                                       =============     ===========     ===========   ===========      =============


     Severance and related costs consist primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of these severance and related costs is expected to be paid through July 2005.

     Facilities and related costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities that were vacated primarily in the United States and Israel as a result of the restructuring. During the years ended January 31, 2004 and 2005, the Company reversed approximately $8,051,000 and $743,000, respectively, in previously taken restructuring charges for facilities and related costs, primarily as a result of the sublet of a portion of the excess facilities. The balance of these facilities and related costs is expected to be paid at various dates through January 2011.

     Property and equipment costs consist primarily of the write-down of various assets to their current estimable fair value, including the value of certain unimproved land in Israel, written down during the year ended January 31, 2003, that the Company had acquired with a view to the future construction of facilities for its Israeli operations.

10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of:

                                                                        JANUARY 31,
                                                                        -----------
                                                                   2004             2005
                                                                   ----             ----
                                                                      (IN THOUSANDS)

             Accounts payable                                  $    67,110      $    84,875
             Accrued compensation                                   37,088           55,951
             Accrued vacation                                       21,704           24,352
             Accrued royalties                                       7,704            9,976
             Accrued workforce reduction and restructuring          29,495           21,603
             Accrued warranty                                        8,333           10,185
             Other accrued expenses                                 57,862           84,063
                                                               ------------     ------------

                                                               $   229,296      $   291,005
                                                               ============     ============

11.  CONVERTIBLE DEBT

     In May 2003, the Company issued $420,000,000 aggregate principal amount of Zero Yield Puttable Securities ("ZYPS") (the "Existing ZYPS"). On January 26, 2005, the Company completed an offer to the holders of the outstanding Existing ZYPS to exchange the Existing ZYPS for new ZYPS (the "New ZYPS"). Of the $420,000,000 worth of Existing ZYPS outstanding prior to the exchange offer, approximately $417,700,000 aggregate principal amount representing approximately 99.5% of the original issue of Existing ZYPS were validly tendered in exchange for an equal principal amount of New ZYPS. In connection with this offer, the Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $903,000 included in `Selling, general and administrative' expenses in the Consolidated Statements of Operations.

     Both the Existing ZYPS and the New ZYPS have a conversion price of $17.97 per share. The ability of the holders to convert either the Existing ZYPS or New ZYPS into common stock is subject to certain conditions including:
     (i) during any fiscal quarter, if the closing price per share for a period of at least twenty days in the thirty consecutive trading-day period ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per share in effect on that thirtieth day; (ii) on or before May 15, 2018, if during the five business-day period following any ten consecutive trading-day period in which the daily average trading price for the Existing ZYPS or New ZYPS for that ten trading-day period was less than 105% of the average conversion value for the Existing ZYPS or New ZYPS during that period; (iii) during any period, if following the date on which the credit rating assigned to the Existing ZYPS or New ZYPS by Standard & Poor's Rating Services is lower than "B-" or upon the withdrawal or suspension of the Existing ZYPS or New ZYPS rating at the Company's request; (iv) if the Company calls the Existing ZYPS or New ZYPS for redemption; or (v) upon other specified corporate transactions. Both the Existing ZYPS and the New ZYPS mature on May 15, 2023. In addition, the Company has the right to redeem the Existing ZYPS for cash at any time on or after May 15, 2008, at their principal amount. The holders have a series of put options, pursuant to which they may require the Company to repurchase, at par, all or a portion of the Existing ZYPS on each of May 15 of 2008, 2013, and 2018 and upon the occurrence of certain events. The Existing ZYPS holders may require the Company to repurchase the Existing ZYPS at par in the event that the common stock ceases to be publicly traded and, in certain instances, upon a change in control of the Company.

     The New ZYPS have substantially similar terms as the Existing ZYPS, except that the New ZYPS (i) have a net share settlement feature, (ii) allow the Company to redeem some or all of the New ZYPS at any time on or after May 15, 2009 (rather than May 15, 2008 as provided for in the Existing ZYPS) and (iii) allow the holders of the New ZYPS to require the Company to repurchase their New ZYPS for cash on each of May 15, 2008, 2009, 2013 and 2018. The net share settlement feature of the New ZYPS provides that, upon conversion, the Company would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New ZYPS being converted, which is currently $417,700,000, and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of the Company's common stock (the "New Conversion Method").

     The offer followed the September 30, 2004 conclusion by the Emerging Issues Task Force ("EITF") of the FASB on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8") requiring contingently convertible debt to be included in diluted earnings per share computations (if dilutive) as if the notes were converted into common shares at the time of issuance (the "if converted" method) regardless of whether market price triggers or other contingent features have been met. EITF 04-8 was effective for reporting periods ending after December 15, 2004. Because these recent accounting changes would have required the Company to include the shares of common stock underlying the Existing ZYPS in its diluted earnings per share computations, pursuant to the exchange offer, the Company offered to the Existing ZYPS holders, New ZYPS convertible under the New Conversion Method.

     Under EITF 04-8, the Company is not required to include any shares issuable upon conversion of the New ZYPS issued in the exchange offer in its diluted shares outstanding unless the market price of the Company's common stock exceeds the conversion price, and would then only have to include that number of shares as would then be issuable based upon the in-the-money value of the conversion rights under the New ZYPS. Therefore, the New ZYPS are dilutive in calculating diluted earnings per share if the Company's common stock is trading above $17.97 to the extent of the number of shares the Company would be required to issue to satisfy a conversion right of the New ZYPS over and above $417,700,000. For the year ended January 31, 2005, this resulted in approximately 1,610,000 of additional share dilution in calculating diluted earnings per share. The Existing ZYPS are immediately dilutive in calculating diluted earnings per share to the extent of the full number of shares underlying the Existing ZYPS, which as of January 31, 2005 is 128,516 shares. These shares are deemed to be outstanding for the purpose of calculating diluted earnings per share, whether or not the Existing ZYPS may be converted pursuant to their terms, and therefore decreases the Company's diluted earnings per share. The adoption of EITF 04-8 did not have an effect on reported diluted earnings (loss) per share for any periods presented.

     During the fourth quarter of fiscal year 2004, the closing price per share on at least 20 trading days in the 30 consecutive trading-day period ending on January 31, 2005 was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS were convertible into cash and/or the Company's common stock at the option of the holders for the first fiscal quarter of 2005.

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

     During the years ended January 31, 2003, 2004 and 2005, the Company acquired, in open market purchases, $209,162,000, $266,115,000 and $37,470,000 of face amount of the Debentures, respectively, resulting in pre-tax gains, net of debt issuance costs, of approximately $39,374,000, $10,224,000 and $341,000, respectively, included in `Interest and other income, net' in the Consolidated Statements of Operations. As of January 31, 2005, the Company had outstanding Debentures of $87,253,000, included in the current liabilities section of the Consolidated Balance Sheets.

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

     The Company is obligated under agreements with its chief executive officer ("CEO") and chief financial officer ("CFO") to provide a severance payment upon the termination of their employment with the Company. Approximately $3,480,000 and $220,000 has been accrued as of January 31, 2004, respectively, and approximately $4,010,000 and $266,000 has been accrued as of January 31, 2005, respectively, relating to these agreements with the CEO and CFO.

13.  ISSUANCE OF SUBSIDIARY STOCK

     In April and October 2000, Ulticom issued shares of its common stock in public offerings. As of January 31, 2005, the Company's ownership interest in Ulticom was approximately 68.6%.

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

     In June 2003, Verint completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share. The shares offered included 149,731 shares issued to Smartsight's former shareholders in connection with its acquisition. The proceeds of the offering were approximately $122.2 million, net of offering expenses. The Company recorded a gain of approximately $62.9 million, which was recorded as an increase in stockholders' equity as a result of the issuance. As of January 31, 2005, the Company's ownership interest in Verint was approximately 58.9%.

     In February 2004, Starhome B.V. ("Starhome"), a subsidiary of CTI, received equity financing from an unaffiliated investor group of approximately $14,481,000, net of expenses. The Company recorded a gain of approximately $11,767,000, which was recorded as an increase in stockholders' equity as a result of the issuance. Upon the completion of this transaction, the Company's ownership interest in Starhome was approximately 69.5%; this interest was unchanged as of January 31, 2005. In addition, during the year ended January 31, 2005, Starhome received a commitment for an additional $5,000,000 in equity financing from the unaffiliated investor group, which funds are currently being held in escrow.

14.  STOCK-BASED COMPENSATION

     OPTION EXCHANGE PROGRAM - In May 2002, the Company announced the commencement of a voluntary stock option exchange program for its eligible employees. Under the program, which was approved by the Company's shareholders, participating employees were given the opportunity to have unexercised stock options previously granted to them cancelled, in exchange for replacement options that were granted at a future date. Replacement options were granted at a ratio of 0.85 new options for each existing option cancelled, at an exercise price equal to the fair market value of the Company's stock on the date of the re-grant. The exchange program was designed in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)", under which, the grant of replacement options not less than six months and one day after cancellation will not result in any variable compensation charges relating to these options.

     On the date of re-grant, December 23, 2002, replacement options to acquire 14,208,987 shares of the Company's common stock were granted at an exercise price of $10.52 per share, the closing fair market value of the Company's stock on that date.

     STOCK OPTIONS - At January 31, 2005, 22,603,387 shares of common stock were reserved for issuance upon the exercise of stock options then outstanding and 4,333,276 shares were available for future grant under Comverse's Stock Incentive Plans, under which options and restricted stock may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at a price below fair market value. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to four years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

       The changes in the number of options were as follows:


                                                                  YEAR ENDED JANUARY 31,
                                                  -------------------------------------------------------
                                                         2003                2004               2005
                                                         ----                ----               ----

       Outstanding at beginning of period              33,089,823         25,079,827          23,287,332
       Granted during the period                       15,851,028          5,297,836           3,764,790
       Exercised during the period                       (530,661)        (5,770,041)         (3,446,981)
       Canceled, terminated and expired               (23,330,363)        (1,320,290)         (1,001,754)
                                                  ----------------    ---------------    ----------------

       Outstanding at end of period                    25,079,827         23,287,332          22,603,387
                                                  ================    ===============    ================


       At January 31, 2005, options to purchase an aggregate of 13,936,807 shares were vested and currently exercisable under the plans and options to purchase an additional 8,666,580 shares vest at various dates extending through the year 2008.

       Weighted average option exercise price information was as follows:

                                                                YEAR ENDED JANUARY 31,
                                                  ---------------------------------------------------
                                                       2003              2004              2005
                                                       ----              ----              ----

       Outstanding at beginning of period              $38.24           $12.73            $14.09
       Granted during the period                        10.30            16.56             22.17
       Exercised during the period                       7.87             9.56             10.95
       Canceled, terminated and expired                 47.42            18.08             25.20
       Outstanding at end of period                     12.73            14.09             15.42
       Exercisable at end of period                     15.24            13.84             13.81


       Significant option groups outstanding at January 31, 2005 and related weighted average price and life information were as follows:

                                                      Weighted
                                                       Average           Weighted                           Weighted
                                                      Remaining          Average                            Average
          Range of                    Number          Contractual        Exercise         Number            Exercise
         Exercise Price             Outstanding          Life             Price         Exercisable          Price
       ----------------------    ---------------    --------------    --------------   ---------------    -------------
       $0.01 - 10.42                  3,967,964              3.80             $9.58         3,623,404            $9.82
       $10.52                         8,113,518              5.78             10.52         7,250,345            10.52
       $10.95 - 16.05                 1,640,881              5.92             15.04         1,258,041            14.92
       $16.70                         4,468,968              8.87             16.70         1,104,511            16.70
       $17.60 - 25.00                 3,867,864              9.63             22.12           156,611            20.00
       $25.49 - 119.69                  544,192              4.47             73.96           543,895            73.97
                                 ---------------    --------------    --------------   ---------------    -------------
                                     22,603,387              6.68            $15.42        13,936,807           $13.81
                                 ===============                                       ===============

     The weighted average fair value of the options granted for the years ended January 31, 2003, 2004 and 2005, respectively, is estimated at $4.66, $9.88 and $12.98 on the date of grant (using the Black-Scholes option pricing model) with the following weighted average assumptions for the years ended January 31, 2003, 2004 and 2005, respectively: volatility of 75%, 73% and 70%; risk-free interest rate of 1.8%, 3.2% and 3.6%; and an expected life of 2.6, 4.6 and 4.6 years.

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

     RESTRICTED STOCK - In December 2003 and 2004, CTI granted 314,300 and 327,100 shares of restricted stock, respectively, to certain key employees of the Company. Unearned stock compensation of approximately $5,249,000 and $7,541,000, respectively, was recorded based on the fair market value of the Company's common stock at the date of grant. Unearned stock compensation is shown as a separate component of stockholders' equity and is being amortized to expense pro-rata over the four year vesting period of the restricted stock. Amortization of unearned stock compensation for the years ended January 31, 2004 and 2005 was approximately $157,000 and $1,596,000, respectively, and was included in `Selling, general and administrative' expenses in the Consolidated Statements of Operations. The restricted stock has all the rights and privileges of the Company's common stock, subject to certain restrictions and forfeiture provisions. At January 31, 2005, a total of 641,400 shares of restricted stock had been granted and all were subject to restriction.

     In December 2003 and 2004, Verint granted shares of its common stock as restricted stock to certain of its key employees. Unearned stock compensation of approximately $1,672,000 and $2,281,000, respectively, was recorded based on the fair market value of its common stock at the date of grant and is being amortized to expense pro-rata over the four year vesting period of the restricted stock. Amortization of unearned stock compensation for the years ended January 31, 2004 and 2005 was approximately $57,000 and $501,000, respectively, and was included in `Selling, general and administrative' expenses in the Consolidated Statements of Operations.

15.  EMPLOYEE STOCK PURCHASE PLANS

     Under Comverse's Employee Stock Purchase Plans (the "Plans"), all employees who have completed three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The total number of shares available under Comverse's Employee Stock Purchase Plans is 5,000,000, of which approximately 3,456,000 had been issued as of January 31, 2005. CTI has terminated the Plans effective April 1, 2005.

16.  EARNINGS PER SHARE ("EPS")

     Basic earnings (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation of earnings
     (loss) per share for the years ended January 31, 2003, 2004 and 2005 was as follows:


                                  JANUARY 31, 2003                      JANUARY 31, 2004                 JANUARY 31, 2005
                                  ----------------                      ----------------                 ----------------
                                                   Per                                  Per                                 Per
                                                  Share          Net                   Share           Net                 Share
                          Net Loss      Shares    Amount         Loss       Shares     Amount        Income     Shares     Amount
                          --------      ------    ------         ----       ------     ------        ------     ------     ------
                                                      (In thousands, except per share data)
BASIC EPS
---------
Net Income (loss)          $(129,478)   187,212    $(0.69)       $(5,386)    190,351    $(0.03)       $57,330   196,033      $0.29
                                                   =======                              =======                              ======

EFFECT OF DILUTIVE
SECURITIES
----------
New and Existing ZYPS                                                                                             1,739
Options                                                                                                           6,668
Restricted Stock                                                                                                    364
Subsidiary options                                                                                     (953)
                           -------------------------------      -------------------------------     -------------------------------
DILUTED EPS                $(129,478)   187,212    $(0.69)       $(5,386)    190,351    $(0.03)      $56,377    204,804      $0.28
                           ==========   =======    =======       ========    ========   =======      ========   ========     ======

     The diluted loss per share computation for the years ended January 31, 2003 and 2004 excludes incremental shares of approximately 632,000 and 5,466,000, respectively, primarily related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during these periods. The shares issuable upon the conversion of the Debentures were not included in the computation of diluted earnings (loss) per share for all periods because the effect of including them would be antidilutive. Refer to Note 11 for a description of EITF 04-8 and the impact of adoption on the Company's diluted earnings per share calculation for the New ZYPS and the Existing ZYPS. For the year ended January 31, 2005, the adoption of EITF 04-8 resulted in approximately 1,739,000 (comprised of approximately 1,610,000 for New ZYPS and approximately 129,000 for Existing ZYPS) of additional share dilution in calculating diluted earnings per share. The adoption of EITF 04-8 did not have an effect on reported diluted earnings (loss) per share for any periods presented.

17.  INTEREST AND OTHER INCOME, NET

     Interest and other income, net, consists of the following:

                                                                      YEAR ENDED JANUARY 31,
                                                                      ----------------------
                                                        2003                    2004                     2005
                                                        ----                    ----                     ----
                                                                          (IN THOUSANDS)
       Interest and dividend income                  $   45,171              $   32,441              $   38,941
       Interest expense                                 (11,552)                 (6,980)                 (4,030)
       Investment gains (losses), net                   (41,666)                 (1,240)                    615
       Foreign currency gains, net                       27,752                   4,938                   2,757
       Gain on repurchase of Debentures                  39,374                  10,224                     341
       Other, net                                          (177)                   (425)                 (2,401)
                                                     -----------             -----------             -----------
                                                     $   58,902              $   38,958              $   36,223
                                                     ===========             ===========             ===========

18.  INCOME TAXES

     The provision for income taxes consists of the following:


                                                                         YEAR ENDED JANUARY 31,
                                                                         ----------------------
                                                          2003                   2004                    2005
                                                          ----                   ----                    ----
                                                                            (IN THOUSANDS)
       Current provision:
          Federal                                    $        -              $    1,782              $    6,470
           State                                            886                   1,662                   2,482
           Foreign                                        2,257                   3,744                   3,497
                                                     -----------             -----------             -----------


                                                          3,143                   7,188                  12,449
                                                     -----------             -----------             -----------


       Deferred provision:
           Federal                                         (956)                      -                     143
           State                                            (20)                      -                      54
           Foreign                                        1,127                   1,018                     568
                                                     -----------             -----------             -----------


                                                            151                   1,018                     765
                                                     -----------             -----------             -----------


                                                     $    3,294              $    8,206              $   13,214
                                                     ===========             ===========             ===========

     The reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:


                                                                          YEAR ENDED JANUARY 31,
                                                                          ----------------------
                                                              2003                 2004                2005
                                                              ----                 ----                ----

        U.S. Federal statutory rate                            35%                  35%                 35%
        Consolidated worldwide income
           (in excess of) less than U.S. income               (38)                  46                 (23)
        Foreign income taxes (benefit)                          2                   (7)                  2
        Permanent differences                                  (2)                  22                   2
                                                         -------------        -------------       -------------

        Company's effective tax rate                           (3)%                96%                  16%
                                                         =============        =============       =============

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax asset and liability at January 31, 2004 and 2005 is as follows:

                                                                        JANUARY 31,
                                                                    2004            2005
                                                                    ----            ----
                                                                        (IN THOUSANDS)

       Deferred tax liability:
           Expenses deductible for tax purposes and
           not for financial reporting purposes                $     4,169       $    1,289
                                                               ============      ===========


       Deferred tax asset:
           Reserves not currently deductible                   $    28,230       $   26,641
           Tax loss carryforwards                                  280,247          277,624
           Inventory capitalization                                     57               60
                                                               ------------      -----------

                                                                   308,534          304,325
       Less: valuation allowance                                  (297,740)        (288,897)
                                                               ------------      -----------


           Total deferred tax asset                            $    10,794       $   15,428
                                                               ============      ===========

     At January 31, 2005, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $731.0 million which will begin to expire in 2019.

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

     Security and Business Intelligence Recording - Provides analytic software-based solutions for communications interception, networked video security and business intelligence. The software generates actionable intelligence through the collection, retention and analysis of unstructured information contained in voice, fax, video, email, Internet and data transmissions from voice, video and IP networks. This segment represents the Company's Verint subsidiary.

     All Other - Includes other miscellaneous operations.

     Reconciling items - consists of the following:

     Sales - elimination of intersegment revenues.

     Income (Loss) from Operations - elimination of intersegment income (loss) from operations and corporate operations.

     Depreciation and Amortization - corporate operations.

     Total Assets - elimination of intersegment receivables and unallocated corporate assets.

     The table below presents information about sales, income (loss) from operations, depreciation and amortization, significant non-cash items consisting of operating asset write-downs and impairments, and total assets as of and for the years ended January 31, 2003, 2004 and 2005:


                                                Service         Security and
                              Comverse          Enabling          Business
                               Network          Signaling       Intelligence                           Reconciling      Consolidated
                               Systems          Software          Recording             All Other        Items            Totals
                          ----------------------------------------------------------------------------------------------------------
                                                                       (In thousands)
YEAR ENDED
JANUARY 31, 2003
----------------
Sales                          $542,984           $29,231           $157,775             $9,602          $ (3,703)         $735,889

Income (Loss) from
Operations                     (179,492)           (8,362)            10,051               (615)           (4,323)         (182,741)

Depreciation and
Amortization                     53,166             2,502              9,407                506             1,774            67,355

Significant Non-Cash
Items                            26,315               130                  -                  -                 -            26,445

Total Assets                    989,357           237,102            207,050             32,706           937,444         2,403,659

YEAR ENDED
JANUARY 31, 2004
----------------
Sales                           529,597            38,378            192,744              9,983            (4,810)          765,892

Income (Loss) from
Operations                      (40,913)            2,824             17,189             (1,152)           (8,326)          (30,378)

Depreciation and
Amortization                     57,619             1,933             10,069                511             1,639            71,771

Significant Non-Cash
Items                             6,170                 -                514                  -                 -             6,684

Total Assets                    843,340           242,817            328,706             34,265         1,278,914         2,728,042

YEAR ENDED
JANUARY 31, 2005
----------------
Sales                           642,692            63,436            249,824             10,132            (6,642)          959,442

Income (Loss) from
Operations                       20,550            20,566             17,384              (788)           (10,779)           46,933

Depreciation and
Amortization                     50,341             1,322             12,903                351             1,775            66,692

Significant Non-Cash
Items                             7,507                 -              6,174                  -                 -            13,681

Total Assets                  1,011,272            271,992           398,978             39,219         1,203,825         2,925,286


     Sales by country, based on end-user location, as a percentage of total sales, for the years ended January 31, 2003, 2004 and 2005 were as follows:

                                                    JANUARY 31,
                                                    -----------
                                         2003           2004         2005
                                         ----           ----         ----

          United States                   35%            34%           31%
          Foreign                         65             66            69
                                       -------        -------       -------
          Total                          100%           100%          100%
                                       =======        =======       =======

     No customer accounted for 10% or more of sales for the years ended January 31, 2003, 2004 or 2005.

     Long-lived assets by country of domicile consist of:

                                                          JANUARY 31,
                                                          -----------
                                                  2004                  2005
                                                  ----                  ----
                                                         (IN THOUSANDS)

                United States                   $ 70,317              $  69,006
                Israel                           123,454                113,337
                Other                             11,162                 13,122
                                                ---------             ----------

                                                $204,933              $ 195,465
                                                =========             ==========

20.  COMMITMENTS AND CONTINGENCIES

     LEASES - The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $36,032,000, $31,616,000 and $33,279,000 in the years ended
     January 31, 2003, 2004 and 2005, respectively.

     As of January 31, 2005, the minimum annual rent obligations of the Company were approximately as follows:

             TWELVE MONTHS ENDED
                 JANUARY 31,                         AMOUNT
                 -----------                         ------
                                                 (IN THOUSANDS)

                     2006                     $      28,616
                     2007                            24,366
                     2008                            21,221
                     2009                            11,053
             2010 and thereafter                     32,767
                                              --------------

                                              $     118,023
                                              ==============

     The Company has entered into various sub-lease agreements to rent out excess space. As of January 31, 2005, the minimum annual sub-lease income obligation to the Company under such agreements was approximately $1,217,000, $1,008,000, $1,008,000, $960,000 and $252,000 for the twelve months ending January 31, 2006, 2007, 2008, 2009 and 2010 and thereafter, respectively, for a total of approximately $4,445,000.

     EMPLOYMENT AGREEMENTS - The Company is obligated under employment contracts with Kobi Alexander, its Chairman and Chief Executive Officer, to provide compensation, severance, insurance and fringe benefits through February 1, 2007. Minimum salary payments under the contracts currently amount to $672,000 per year. Mr. Alexander also is eligible to receive an annual cash bonus determined by specific quantitative targets established in advance by the Compensation Committee of the Board of Directors. Following termination of his employment with the Company the executive is entitled to receive a severance payment equal to $181,585 times the number of years from January 1983, the amount of which payment increases at the rate of 10% per annum compounded for each year of employment following December 31, 2005, plus continued fringe benefits for three years. In addition to the severance payment, if the executive's employment is terminated by the Company without "cause", or by the executive for "good reason", the executive is entitled to his salary and pro-rata bonus through the date of termination plus three times the executive's annual salary and three times his annual bonus. If such termination occurs within three months before or within two years following a change in control of the Company, the executive is additionally entitled to the accelerated vesting of all stock options and restricted stock, and payments sufficient to reimburse any associated excise tax liability and income tax resulting from such reimbursement. Stock options and restricted stock granted the executive become fully vested, exercisable and nonforfeitable in the event of the executive's death or disability. Insurance benefits include life insurance providing cumulative death benefits of approximately $30,000,000, including amounts provided under an arrangement through which the Company is to be reimbursed premiums from the benefit payments or cash surrender value.

     The Company is obligated under an employment contract with David Kreinberg, its Executive Vice President and Chief Financial Officer, to provide compensation, severance, insurance and fringe benefits through February 1, 2007. Minimum salary payments under the contract currently amount to $325,000 per year. Mr. Kreinberg also is eligible to receive an annual cash bonus determined by specific quantitative targets established in advance by the Compensation Committee of the Board of Directors. Following termination of his employment with the Company the executive is entitled to receive a severance payment equal to $24,200 times the number of years from and including 1994, the first year of his employment with the Company, the amount of which payment increases at the rate of 10% per annum compounded for each year of employment following January 31, 2005, plus continued fringe benefits for eighteen months. In addition to the severance payment, if the executive's employment is terminated by the Company without "cause", or by the executive for "good reason", the executive is entitled to his salary and pro-rata bonus through the date of termination plus one year of additional annual salary and bonus. If such termination occurs within three months before or within two years following a change in control of the Company, the executive is entitled to his salary and pro-rata bonus through the date of termination plus three times the executive's annual salary and three times his annual bonus, the accelerated vesting of all stock options and restricted stock, and payments sufficient to reimburse any associated excise tax liability and income tax resulting from such reimbursement. Stock options and restricted stock granted the executive become fully vested, exercisable and nonforfeitable in the event of the executive's death or disability. Insurance benefits include life insurance providing cumulative death benefits of approximately $17,500,000, including amounts provided under an arrangement through which the Company is to be reimbursed premiums from the benefit payments or cash surrender value.

     The Company is obligated under an agreement with Zeev Bregman, the Chief Executive Officer of one of its subsidiaries, to provide compensation and fringe benefits through February 1, 2007. Minimum salary payments under the agreement amount to approximately $275,000 per year. Mr. Bregman also is eligible to receive an annual cash bonus determined by specific quantitative targets established in advance by the Compensation Committee of the Board of Directors. Following termination of his employment with the Company the executive is entitled to continued fringe benefits for eighteen months. If the executive's employment is terminated by the Company without "cause", or by the executive for "good reason", the executive is entitled to his salary and pro-rata bonus through the date of termination plus one year of additional annual salary and bonus. If such termination occurs within three months before or within two years following a change in control of the Company, the executive is entitled to his salary and pro-rata bonus through the date of termination plus three times the executive's annual salary and three times his annual bonus, the accelerated vesting of all stock options and restricted stock. Stock options and restricted stock granted the executive become fully vested, exercisable and nonforfeitable in the event of the executive's death or disability.

     Most other employment agreements of the Company are terminable with or without cause with prior notice of 90 days or less. In certain instances, the termination of employment agreements without cause entitles the employees to certain benefits, including severance payments of as much as one year's compensation.

     LICENSES AND ROYALTIES - The Company licenses certain technology, "know-how" and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties, typically ranging up to 6% of net sales of the related products, under such licenses and under other agreements entered into in connection with research and development financing, including projects partially funded by the OCS, under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. Certain of the Company's subsidiaries accrue royalties to the OCS for the sale of products incorporating technology developed in these projects in varying amounts based upon the revenues attributed to the various components of such products. Royalties due to the OCS in respect of research and development projects are required to be paid until the OCS has received total royalties up to the amounts received by the Company under the approved project budgets, plus interest in certain circumstances. As of January 31, 2005, such subsidiaries had received approximately $57,700,000 in cumulative grants from the OCS, and have recorded approximately $26,700,000 in cumulative royalties to the OCS.

     DIVIDEND RESTRICTIONS - The ability of CTI's Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of its earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years' earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States. Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. The Israeli company is also subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of the Approved Enterprise status.

     INVESTMENTS - In 1997, a subsidiary of CTI and Quantum Industrial Holdings Ltd. organized two new companies to make investments, including investments in high technology ventures. Each participant committed a total of $37,500,000 to the capital of the new companies, for use as suitable investment opportunities are identified. Quantum Industrial Holdings Ltd. is a member of the Quantum Group of Funds managed by Soros Fund Management LLC and affiliated management companies. As of January 31, 2004 and 2005, the Company had invested approximately $26,420,000 and $26,451,000 respectively, related to these ventures, included in `Other assets' in the Consolidated Balance Sheets. In addition, the Company has committed approximately $9,807,000 to various funds, ventures and companies which may be called at the option of the investee.

     GUARANTIES - The Company has obtained bank guaranties primarily for the performance of certain obligations under contracts with customers as well as for the guarantee of certain payment obligations. These guaranties, which aggregated approximately $33,884,000 at January 31, 2005 are generally to be released by the Company's performance of specified contract milestones, which are scheduled to be completed at various dates primarily through 2008.

     LITIGATION - On March 16, 2004, BellSouth Intellectual Property Corp. ("BellSouth") filed a complaint in the United States District Court for the Northern District of Georgia against Comverse Technology, Inc. alleging infringement of Patent Nos. 5,857,013 and 5,764,747 (the "Patents"), and it subsequently amended the complaint to include Comverse Inc., in an action captioned: BellSouth Intellectual Property Corp. v. Comverse Technology, Inc. and Comverse, Inc., Civil Action No. 1:04-CV-0739. BellSouth alleged that the Patents cover certain aspects of some of the Company's voicemail systems. The Company retained outside legal counsel specializing in patent litigation, and filed an Answer and Counterclaim denying all allegations. On or about December 20, 2004, the Company executed a settlement agreement with BellSouth and some of its related entities covering the Company and the Company's customers.

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

                                                            JANUARY 31,
                                  ---------------------------------------------------------------------
                                                2004                                 2005
                                                ----                                 ----
                                   CARRYING            ESTIMATED           CARRYING          ESTIMATED
                                    AMOUNT             FAIR VALUE           AMOUNT           FAIR VALUE
                                    ------             ----------           ------           ----------
                                                              (IN THOUSANDS)
Liabilities:
    Debentures                    $ 124,723            $ 122,229          $   87,253         $   85,944
    Existing ZYPS                 $ 420,000            $ 489,300          $    2,310         $    3,116
    New ZYPS                      $       -            $       -          $  417,690         $  563,359


     CASH AND CASH EQUIVALENTS, BANK TIME DEPOSITS, SHORT-TERM INVESTMENTS, ACCOUNTS RECEIVABLE, INVESTMENTS, AND ACCOUNTS PAYABLE - The carrying amounts of these items are a reasonable estimate of their fair value.

     CONVERTIBLE DEBT - The fair value of these securities is estimated based on quoted market prices or recent sales for those securities.

     The fair value estimates presented herein are based on pertinent information available to management as of January 31, 2004 and 2005. Such amounts have not been comprehensively revalued for purposes of these financial statements since January 31, 2005, and current estimates of fair value may differ significantly from the amounts presented herein.

22.  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     Refer to Note 11 for a description of EITF 04-8 and its impact on the Company's diluted earnings per share calculation for the New ZYPS and the Existing ZYPS. For the year ended January 31, 2005, the adoption of EITF 04-8 resulted in approximately 1,739,000 (comprised of approximately 1,610,000 for New ZYPS and approximately 129,000 for Existing ZYPS) of additional share dilution in calculating diluted earnings per share. The adoption of EITF 04-8 did not have an effect on reported diluted earnings
     (loss) per share for any periods presented.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS No.123(R)") which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for reporting periods beginning after June 15, 2005, which for the Company is August 1, 2005 (the "Effective Date"). Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards; this will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company's cash flows, will have a material negative impact on the Company's reported results of operations.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that such items be recognized as current-period charges regardless of whether they meet the ARB No. 43, Chapter 4 criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for reporting periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's consolidated financial statements.

     In March 2004, the EITF of the FASB reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides additional guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued, however the adoption of EITF 03-1 in its current form is not expected to have a material effect on the Company's consolidated financial statements.

23.      QUARTERLY INFORMATION (UNAUDITED)

        The following table shows selected results of operations for each of the quarters during the years ended January 31, 2004 and 2005:

                                                       FISCAL QUARTER ENDED
                           APRIL 30,     JULY 31,   OCT. 31,      JAN. 31,      APRIL 30,    JULY 31,   OCT. 31,     JAN. 31,
                            2003          2003       2003          2004           2004         2004       2004         2005
                            ----          ----       ----          ----           ----         ----       ----         ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Sales                    $ 180,552    $ 188,468   $ 193,843     $ 203,029      $ 221,395    $ 233,427   $ 245,479   $ 259,141
Gross margin               100,179      107,144     111,174       119,835        131,803      140,303     148,543     158,083
Net income (loss)           (5,819)      (1,058)     (3,437)        4,928          7,001       13,327      15,959      21,043

Diluted earnings (loss)
         per share       $   (0.03)   $   (0.01)  $   (0.02)    $    0.02      $    0.03    $    0.06   $    0.08   $    0.10
                         ==========   ==========  ==========    ==========     ==========   ==========  ==========  ==========