Form 10-K/A
period 2005-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2005-04-20
CIK 803014

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                909 Third Avenue
                               New York, NY 10022
                    (Address of principal executive offices)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2005, are incorporated by reference in Part III.

================================================================================

                                Explanatory Note

This amendment to our Annual Report on Form 10-K for the fiscal year ended January 31, 2005, is being made to (a) delete the check mark on the cover page of the Form 10-K relating to Item 405 of Regulation S-K and (b) change the date of our upcoming Annual Meeting of Shareholders from June 14, 2005 to June 16, 2005, which appears (i) under the heading "Documents Incorporated By Reference" on the cover page of the Form 10-K and (ii) in Item 10 of the Form 10-K. Accordingly, we are amending and restating Item 10 in its entirety. In addition, in connection with the filing of this amendment, we are including as exhibits certain required currently dated certifications of our Chief Executive Officer and Chief Financial Officer.



ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item is incorporated herein by reference to the information in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 16, 2005 (the "Proxy Statement") under the captions "Codes of Business Conduct and Ethics", "Background of Directors and Executive Officers", "Audit Committee", and "Section 16(a) Beneficial Ownership Reporting Compliance".


ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(c)     Index of Exhibits
        -----------------


 No.      Exhibit Description
 ---      -------------------


31.3** Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4** Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**  Filed herewith.

                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMVERSE TECHNOLOGY, INC.
                                                (Registrant)


                                           By: /s/ David Kreinberg
                                               ---------------------------------
                                               David Kreinberg
                                               Executive Vice President and
                                               Chief Financial Officer
Dated:  April 20, 2005