Form 10-Q
period 2005-04-30
COMVERSE TECHNOLOGY INC/NY/
filed 2005-06-08
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-15502


                            COMVERSE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

               New York                                   13-3238402
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     909 Third Avenue, New York, NY                          10022
  (Address of principal executive offices)                (Zip Code)

                                 (212) 652-6801
              (Registrant's telephone number, including area code)

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

                                             [X] Yes          [ ] No

       The number of shares outstanding of the registrant's common stock, par value $0.10 per share, as of June 1, 2005 was 200,276,974.

                                TABLE OF CONTENTS
                                -----------------
                                                                     Page
                                                                     ----

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

    1.    Condensed Consolidated Balance Sheets as
          of January 31, 2005 and April 30, 2005                      2

    2.    Condensed Consolidated Statements of Income
          for the Three Month Periods Ended
          April 30, 2004 and April 30, 2005                           3

    3.    Condensed Consolidated Statements of Cash Flows
          for the Three Month Periods Ended
          April 30, 2004 and April 30, 2005                           4

    4.    Notes to Condensed Consolidated Financial
          Statements                                                  5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.             14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.                                               36

ITEM 4.   CONTROLS AND PROCEDURES.                                   36

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.                                           37

ITEM 6. EXHIBITS.                                                    37

SIGNATURES                                                           38

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    January 31,           April 30,
                                                                                      2005*                 2005
                                                                                                        (Unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   721,350         $    708,284
   Bank time deposits and short-term investments                                    1,528,280            1,567,911
   Accounts receivable, net                                                           199,571              239,968
   Inventories                                                                        107,552              121,748
   Prepaid expenses and other current assets                                           70,335               75,439
                                                                                  ------------         ------------
TOTAL CURRENT ASSETS                                                                2,627,088            2,713,350
PROPERTY AND EQUIPMENT, net                                                           122,174              123,231
OTHER ASSETS                                                                          176,024              160,714
                                                                                  ------------         ------------
TOTAL ASSETS                                                                      $ 2,925,286          $ 2,997,295
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $   291,005          $   296,160
   Convertible debt                                                                    87,253               87,253
   Bank loans and other debt                                                              660                9,047
   Advance payments from customers                                                    108,381              123,199
                                                                                  ------------         ------------
TOTAL CURRENT LIABILITIES                                                             487,299              515,659
CONVERTIBLE DEBT                                                                      420,000              419,942
OTHER LIABILITIES                                                                      28,133               20,173
                                                                                  ------------         ------------
TOTAL LIABILITIES                                                                     935,432              955,774
                                                                                  ------------         ------------
MINORITY INTEREST                                                                     195,825              200,885
                                                                                  ------------         ------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 198,878,553 and 200,223,572 shares                        19,887               20,022
   Additional paid-in capital                                                       1,284,298            1,302,060
   Unearned stock compensation                                                        (14,432)             (13,392)
   Retained earnings                                                                  497,229              521,490
   Accumulated other comprehensive income                                               7,047               10,456
                                                                                  ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                                          1,794,029            1,840,636
                                                                                  ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 2,925,286          $ 2,997,295
                                                                                  ============         ============

          * The Condensed Consolidated Balance Sheet as of January 31, 2005 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.


   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                   Three months ended
                                                                                                April 30,        April 30,
                                                                                                  2004             2005

              Sales                                                                            $ 221,395        $ 272,801
              Cost of sales                                                                       89,592          106,383
                                                                                               ----------       ----------
              Gross margin                                                                       131,803          166,418

              Operating expenses:
                   Research and development, net                                                  55,542           64,735
                   Selling, general and administrative                                            68,495           82,039
                   In-process research and development and other
                    acquisition-related charges                                                    4,635                -
                   Workforce reduction, restructuring and impairment
                    charges (credits)                                                                698             (153)
                                                                                               ----------       ----------

              Income from operations                                                               2,433           19,797

              Interest and other income, net                                                       7,645           13,410
                                                                                               ----------       ----------

              Income before income tax provision, minority interest and
              equity in the earnings (losses) of affiliates                                       10,078           33,207

              Income tax provision                                                                 1,492            4,953

              Minority interest and equity in the earnings (losses) of affiliates                 (1,585)          (3,993)
                                                                                               ----------       ----------

              Net income                                                                       $   7,001        $  24,261
                                                                                               ==========       ==========

              Earnings per share:
              Basic                                                                            $    0.04        $    0.12
                                                                                               ==========       ==========
              Diluted                                                                          $    0.03        $    0.11
                                                                                               ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        Three months ended
                                                                                     April 30,      April 30,
                                                                                       2004            2005
Cash flows from operating activities:
     Net cash from operations after adjustment
       for non-cash items                                                           $ 31,266        $ 43,779
     Changes in operating assets and liabilities:
     Accounts receivable, net                                                         (3,860)        (40,397)
     Inventories                                                                       1,016         (14,656)
     Prepaid expenses and other current assets                                        (7,610)         (6,773)
     Accounts payable and accrued expenses                                            (5,721)          4,597
     Advance payments from customers                                                 (18,405)         14,818
     Other, net                                                                       (2,392)          2,323
                                                                                   ----------      ----------
Net cash provided by (used in) operating activities                                   (5,706)          3,691
                                                                                   ----------      ----------

Cash flows from investing activities:
     Maturities and sales (purchases) of bank time deposits
       and investments, net                                                           (9,413)        (21,685)
     Purchase of property and equipment                                               (7,247)        (13,010)
     Capitalization of software development costs                                     (1,093)           (902)
     Net assets acquired                                                             (35,599)              -
                                                                                   ----------      ----------
Net cash used in investing activities                                                (53,352)        (35,597)
                                                                                   ----------      ----------
Cash flows from financing activities:
     Repurchase of convertible debt                                                  (30,038)              -
     Net proceeds from issuance of stock                                              31,777          19,367
     Other, net                                                                         (215)           (527)
                                                                                   ----------      ----------
Net cash provided by financing activities                                              1,524          18,840
                                                                                   ----------      ----------

Net decrease in cash and cash equivalents                                            (57,534)        (13,066)
Cash and cash equivalents, beginning of period                                       623,063         721,350
                                                                                   ----------      ----------
Cash and cash equivalents, end of period                                           $ 565,529       $ 708,284
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

           The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2005. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year.

           RECLASSIFICATIONS. In connection with the preparation of its Annual Report on Form 10-K for the year ended January 31, 2005, the Company concluded that it was appropriate to classify investments in Auction Rate Securities ("ARS") as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has revised the classification to report these securities as short-term investments in its (condensed) consolidated balance sheets for all periods prior to January 31, 2005, and has reclassified approximately $1,206,280,000 of investments in ARS as of April 30, 2004, that were previously included in cash and cash equivalents to short-term investments.

           The Company has also revised the presentation of the Condensed Consolidated Statements of Cash Flows for the three month period ended April 30, 2004 to reflect the purchases and sales of ARS as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the year ended January 31, 2005. In the previously reported Condensed Consolidated Statements of Cash Flows for the three month period ended April 30, 2004, net cash used in investing activities related to these short-term investments of approximately $298,348,000 were included in cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Condensed Consolidated Statements of Cash Flows or previously reported Condensed Consolidated Statements of Income for any period.

           STOCK-BASED COMPENSATION. The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related Interpretations. Accordingly, no stock-based employee compensation cost for stock options is reflected in net income for any periods, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Refer to the "Recent Accounting Pronouncements" footnote for a description of pending changes to this accounting treatment.

           During the years ended January 31, 2004 and 2005, the Company and one of its subsidiaries granted shares of restricted stock to certain key employees. Stock-based employee compensation expense relating to restricted stock for the three month periods ended April 30, 2004 and 2005, of approximately $431,000 and $1,040,000, respectively, is included in `Selling, general and administrative' expenses in the Condensed Consolidated Statements of Income.

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

           The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for all periods:

                                                                                  THREE MONTHS ENDED APRIL 30,
                                                                               ----------------------------------
                                                                                      2004               2005
                                                                                      ----               ----
                                                                                           (In thousands)

      Net income, as reported                                                  $        7,001    $        24,261

        Deduct: Total stock-based employee compensation cost for stock options determined under fair value based method for all awards, net
      of related tax effects                                                          (39,052)            (8,808)
                                                                               ---------------    ---------------

      Pro forma net income (loss)                                              $      (32,051)    $       15,453
                                                                               ===============    ===============

      Earnings (loss) per share:

      Basic - as reported                                                      $         0.04     $         0.12
      Basic - pro forma                                                        $        (0.16)    $         0.08

      Diluted - as reported                                                    $         0.03     $         0.11
      Diluted - pro forma                                                      $        (0.16)    $         0.07



      Inventories. The composition of inventories at January 31, 2005 and April 30, 2005 is as follows:

                                                                                    JANUARY 31,        APRIL 30,
                                                                                      2005               2005
                                                                                           (In thousands)
      Raw materials                                                           $       34,364     $       40,240
      Work in process                                                                 23,640             25,560
      Finished goods                                                                  49,548             55,948
                                                                               ---------------    ---------------
                                                                               $      107,552     $      121,748
                                                                               ===============    ===============

           RESEARCH AND DEVELOPMENT EXPENSES. A significant portion of the Company's research and development operations are located in Israel where the Company derives benefits from participation in conditional programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. Certain of the Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. Certain of the Company's subsidiaries accrue royalties to the OCS for the sale of products incorporating technology developed in these projects up to the amount of such funding, plus interest in certain circumstances. The terms of the conditional grants limit those subsidiaries' abilities to manufacture products outside of Israel if such products or technologies were developed using these grants. The amounts reimbursed by the OCS for the three month periods ended April 30, 2004 and 2005 were approximately $2,451,000 and $1,922,000, respectively.

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


           The New ZYPS have substantially similar terms as the Existing ZYPS, except that the New ZYPS (i) have a net share settlement feature, (ii) allow the Company to redeem some or all of the New ZYPS at any time on or after May 15, 2009 (rather than May 15, 2008 as provided for in the Existing ZYPS) and (iii) allow the holders of the New ZYPS to require the Company to repurchase their New ZYPS for cash on each of May 15, 2008, 2009, 2013 and 2018. The net share settlement feature of the New ZYPS provides that, upon conversion, the Company would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New ZYPS being converted, which is $417,676,000 as of April 30, 2005, and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of the Company's common stock (the "New Conversion Method").

           The offer followed the September 30, 2004 conclusion by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8") requiring contingently convertible debt to be included in diluted earnings per share computations (if dilutive) as if the notes were converted into common shares at the time of issuance (the "if converted" method) regardless of whether market price triggers or other contingent features have been met. EITF 04-8 was effective for reporting periods ending after December 15, 2004. Because these accounting changes would have required the Company to include the shares of common stock underlying the Existing ZYPS in its diluted earnings per share computations, pursuant to the exchange offer, the Company offered to the Existing ZYPS holders, New ZYPS convertible under the New Conversion Method.

           Under EITF 04-8, the Company is not required to include any shares issuable upon conversion of the New ZYPS issued in the exchange offer in its diluted shares outstanding unless the market price of the Company's common stock exceeds the conversion price, and would then only have to include that number of shares as would then be issuable based upon the in-the-money value of the conversion rights under the New ZYPS. Therefore, the New ZYPS are dilutive in calculating diluted earnings per share if the Company's common stock is trading above $17.97 to the extent of the number of shares the Company would be required to issue to satisfy a conversion right of the New ZYPS over and above $417,676,000, as of April 30, 2005. For the three month periods ended April 30, 2004 and 2005, this resulted in approximately 588,000 and 5,650,000, respectively, of additional share dilution in calculating diluted earnings per share. The Existing ZYPS are immediately dilutive in calculating diluted earnings per share to the extent of the full number of shares underlying the Existing ZYPS, which for the three month periods ended April 30, 2004 and 2005 was approximately 129,000 and 126,000 shares, respectively. These shares are deemed to be outstanding for the purpose of calculating diluted earnings per share, whether or not the Existing ZYPS may be converted pursuant to their terms, and therefore decreases the Company's diluted earnings per share.

           The adoption of EITF 04-8 did not have an effect on reported diluted earnings (loss) per share for any prior periods presented. Although the diluted share count for the three month period ended April 30, 2004 increased by approximately 717,000 shares from the amount previously reported due to the adoption of EITF 04-8, the additional shares did not change the reported diluted earnings per share of $0.03 for that period.

           During the fourth quarter of fiscal year 2004, the closing price per share on at least 20 trading days in the 30 consecutive trading-day period ending on January 31, 2005 was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS were convertible into cash and/or the Company's common stock at the option of the holders during the first fiscal quarter of 2005. During the three month period ended April 30, 2005, the holders converted $44,000 and $14,000 of the Existing ZYPS and New ZYPS, respectively. As of April 30, 2005, there were $2,266,000 of Existing ZYPS outstanding and $417,676,000 of New ZYPS outstanding.

           During the first quarter of fiscal year 2005, the closing price per share on at least 20 trading days in the 30 consecutive trading-day period ending on April 30, 2005 was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS are convertible into cash and/or the Company's common stock at the option of the holders during the second fiscal quarter of 2005.

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

           During the three month periods ended April 30, 2004 and 2005, the Company acquired, in open market purchases, $30,495,000 and $0 of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $244,000 and $0, respectively. This gain is included in `Interest and other income, net' in the Condensed Consolidated Statements of Income. As of April 30, 2005, the Company had outstanding Debentures of $87,253,000, included in the current liabilities section of the Condensed Consolidated Balance Sheets.

           EARNINGS PER SHARE. The computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation of earnings per share for the three month periods ended April 30, 2004 and 2005 is as follows:

                                        THREE MONTHS ENDED                          THREE MONTHS ENDED
                                          APRIL 30, 2004                               APRIL 30, 2005
                                          --------------                              --------------
                                  Net                     Per Share           Net                      Per Share
                                 Income        Shares       Amount           Income        Shares        Amount
                                 ------        ------       ------           ------        ------        ------
                                                    (In thousands, except per share data)

BASIC EPS
---------
Net income                       $ 7,001      194,797      $ 0.04           $ 24,261      198,847        $ 0.12
                                                           ======                                        ======

EFFECT OF DILUTIVE SECURITIES
-----------------------------
New and Existing ZYPS                             717                                       5,776
Options                                         6,665                                       7,801
Restricted Stock                                  314                                         641
Subsidiary options                  (149)                                       (234)
                             -----------------------------------------   -------------------------------------------

DILUTED EPS                      $ 6,852      202,493      $ 0.03           $ 24,027      213,065        $ 0.11
                                 =======      =======      ======           ========      =======        ======

           The shares issuable upon the conversion of the Debentures were not included in the computation of diluted earnings per share for all periods because the effect of including them would be antidilutive. Refer to the "Convertible Debt" footnote for a comprehensive description of EITF 04-8 and the impact of adoption on the Company's diluted earnings per share calculation for the New ZYPS and the Existing ZYPS.

           COMPREHENSIVE INCOME. Total comprehensive income was approximately $2,937,000 and $27,670,000 for the three month periods ended April 30, 2004 and 2005, respectively. The elements of comprehensive income (loss) include net income (loss), unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

           WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES (CREDITS). During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program, including changes to its organizational structure and product offerings, to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with these actions, during the four year period ended January 31, 2005, the Company incurred net charges to operations primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment and other impaired assets. During the three month period ended April 30, 2005, the Company reversed previously taken restructuring charges for facilities and related costs of approximately $153,000, primarily as a result of the sublet of a portion of the excess facilities.

           As of April 30, 2005, the Company had an accrual of approximately $20,163,000 relating to workforce reduction and restructuring. A roll-forward of the workforce reduction and restructuring accrual from February 1, 2005 is as follows:

                                                     WORKFORCE
                                ACCRUAL             REDUCTION,                            ACCRUAL
                               BALANCE AT         RESTRUCTURING                          BALANCE AT
                               FEBRUARY 1,        & IMPAIRMENT            CASH            APRIL 30,
                                  2005               CREDITS             PAYMENTS           2005
                               ----------           ----------          ----------       ----------
                                                  (In thousands)

Severance and related          $     121            $       -           $       -        $     121
Facilities and related            21,482                 (153)              1,287           20,042
                               ----------           ----------          ----------       ----------
Total                          $  21,603            $    (153)          $   1,287        $  20,163
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

           Security and Business Intelligence - Provides analytic software-based solutions for communications interception, networked video security and business intelligence. The software generates actionable intelligence through the collection, retention and analysis of unstructured information contained in voice, fax, video, email, Internet and data transmissions from voice, video and IP networks. This segment represents the Company's Verint subsidiary.

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

           The table below presents information about sales, income (loss) from operations and segment assets as of and for the three month periods ended April 30, 2004 and 2005:

                                                       Service
                                      Comverse         Enabling        Security and
                                      Network         Signaling          Business                      Reconciling    Consolidated
                                      Systems          Software        Intelligence      All Other        Items          Totals
                                      -------          --------        ------------      ---------        -----          ------

THREE MONTHS ENDED APRIL 30, 2004:
Sales                               $   150,081      $   13,189         $   56,638      $   2,594      $    (1,107)    $   221,395
Income (loss) from
operations                          $     1,841      $    2,640         $      861      $    (272)     $    (2,637)    $     2,433

THREE MONTHS ENDED APRIL 30, 2005:
Sales                               $   184,905      $   14,141         $   72,039      $   2,371      $      (655)    $   272,801
Income (loss) from
operations                          $    12,741      $    3,110         $    6,641      $    (159)     $    (2,536)    $    19,797

TOTAL ASSETS:
April 30, 2004                      $   829,682      $  246,412         $  342,005      $  36,333      $ 1,258,222     $ 2,712,654
April 30, 2005                      $ 1,034,859      $  274,437         $  415,472      $  39,685      $ 1,232,842     $ 2,997,295


           LITIGATION. From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.

           RECENT ACCOUNTING PRONOUNCEMENTS. In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment", ("SFAS No.123(R)") which revises SFAS No. 123 and supersedes APB No. 25. In April 2005, the Securities and Exchange Commission ("SEC") amended Regulation S-X to modify the date for compliance with SFAS No. 123(R). The provisions of SFAS No. 123(R) must be applied beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for the Company is February 1, 2006 (the "Effective Date"). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards, which will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company's cash flows, will have a material negative impact on the Company's reported results of operations.

           In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that such items be recognized as current-period charges regardless of whether they meet the ARB No. 43, Chapter 4 criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company's condensed consolidated financial statements.

           In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for reporting periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's condensed consolidated financial statements.

           In March 2004, the EITF of the FASB reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides additional guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements were effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued, however the adoption of EITF 03-1 in its current form is not expected to have a material effect on the Company's condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies described in Item 7 in the Company's Annual Report on Form 10-K are those that are both most important to the portrayal of the Company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. As of April 30, 2005, there have been no material changes to any of the critical accounting policies contained therein.

RESULTS OF OPERATIONS

SUMMARY OF RESULTS

           Consolidated results of operations in dollars and as a percentage of sales for each of the three month periods ended April 30, 2004 and 2005 were as follows:

                                                  Three months                       Three months
                                                     ended                              ended
                                                 April 30, 2004     % of sales      April 30, 2005      % of sales
                                                ---------------------------------------------------------------------
                                                                          (In thousands)

Sales                                           $        221,395        100.0%  $        272,801          100.0%
Cost of sales                                             89,592         40.5%           106,383           39.0%
                                                -----------------               -----------------
Gross margin                                             131,803         59.5%           166,418           61.0%

Operating expenses:
Research and development, net                             55,542         25.1%            64,735           23.7%
Selling, general and administrative                       68,495         30.9%            82,039           30.1%
In-process research and development and other
acquisition-related charges                                4,635          2.1%                 -               -
Workforce reduction, restructuring and
impairment charges (credits)                                 698          0.3%              (153)          (0.1)%
                                                -----------------               -----------------
Income from operations                                     2,433          1.1%            19,797            7.3%

Interest and other income, net                             7,645          3.5%            13,410            4.9%
                                                -----------------               -----------------

Income before income tax provision,
minority interest and equity in the earnings
(losses) of affiliates                                    10,078          4.6%            33,207           12.2%

Income tax provision                                       1,492          0.7%             4,953            1.8%

Minority interest and equity in the earnings
(losses) of affiliates                                    (1,585)        (0.7)%           (3,993)          (1.5)%
                                                -----------------               -----------------

Net income                                      $          7,001          3.2%  $         24,261            8.9%
                                                =================               =================

INTRODUCTION

           As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry that has been experiencing a challenging capital spending environment, although there is evidence of recent improvement. Both business units achieved year over year revenue, operating income and net income growth during the three month period ended April 30, 2005. Verint, which services the security and business intelligence markets, achieved record revenue during the three month period ended April 30, 2005. Overall, for the three month period ended April 30, 2005, the Company experienced year over year sales growth of approximately 23.2% and sequential sales growth of approximately 5.3%, with a substantial majority of sales generated from activities serving the telecommunications industry. The Company generated operating and net income for the three month period ended April 30, 2005.

THREE MONTH PERIOD ENDED APRIL 30, 2005
COMPARED TO THREE MONTH PERIOD ENDED APRIL 30, 2004

           Sales. Sales for the three month period ended April 30, 2005 increased by approximately $51.4 million, or 23%, compared to the three month period ended April 30, 2004. This increase is attributable to an increase in sales in the Company's three primary business units. CNS sales increased by approximately $34.8 million due primarily to increased sales in Europe. Security and business intelligence sales increased by approximately $15.4 million and service enabling signaling software sales increased by approximately $1.0 million. On a consolidated basis, sales to customers in North America represented approximately 28% and 40% of total sales for the three month periods ended April 30, 2005 and 2004, respectively.

           Cost of Sales. Cost of sales for the three month period ended April 30, 2005 increased by approximately $16.8 million, or 19%, compared to the three month period ended April 30, 2004. The increase in cost of sales is primarily attributable to increased materials and overhead costs, net of overhead absorption, of approximately $10.6 million, due primarily to increased sales, decreased recoveries of doubtful debts, which decreased from approximately $4.7 million in the 2004 period to approximately $0.5 million in the 2005 period, a decrease of approximately $4.2 million, and increased personnel-related costs of approximately $4.0 million. Such increases were partially offset by a net decrease in various other costs of approximately $2.0 million. Gross margins for the three month period ended April 30, 2005 increased to approximately 61.0% from approximately 59.5% in the corresponding 2004 period.

           Research and Development, Net. Net research and development expenses for the three month period ended April 30, 2005 increased by approximately $9.2 million, or 17%, compared to the three month period ended April 30, 2004. However, net research and development expenses as a percentage of sales decreased to approximately 23.7% in the 2005 period from approximately 25.1% in the 2004 period. The increase in the dollar amount of net research and development expenses is primarily attributable to increased personnel-related costs of approximately $4.3 million, increased overhead allocation of approximately $2.4 million, increased subcontractor costs of approximately $1.5 million and a net increase in various other costs of approximately $1.0 million.

           Selling, General and Administrative. Selling, general and administrative expenses for the three month period ended April 30, 2005 increased by approximately $13.5 million, or 20%, compared to the three month period ended April 30, 2004. However, selling, general and administrative expenses as a percentage of sales decreased to approximately 30.1% in the 2005 period from approximately 30.9% in the 2004 period. The increase in the dollar amount of selling, general and administrative expenses is primarily due to increased personnel-related costs of approximately $7.9 million, increased employee and agent sales commissions of approximately $2.4 million, increased travel costs of approximately $1.6 million, a net increase in various other costs of approximately $1.3 million and increased net bad debt expense of approximately $0.3 million, which included recoveries of doubtful debts of approximately $4.5 million and $1.0 million for the three month periods ended April 30, 2004 and 2005, respectively.

           In-process Research and Development and Other Acquisition-related Charges. During the three month period ended April 30, 2004, the Company incurred approximately $4.6 million for in-process research and development and other acquisition-related charges resulting from Verint's purchase of ECtel Ltd's government surveillance business, as follows: (i) approximately $3.1 million of purchased in-process research and development, which was charged to expense at the acquisition, and (ii) approximately $1.5 million for the write-down of certain capitalized software development costs to their net realizable value at the date of acquisition, due to impairment caused by the existence of duplicative technology.

           Workforce reduction, restructuring and impairment charges (credits). During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with the restructuring, the Company changed its organizational structure and product offerings, resulting in the impairment of certain assets. In connection with these actions, during the three month period ended April 30, 2004, the Company incurred charges to operations of approximately $0.7 million for severance and other related costs. During the three month period ended April 30, 2005, the Company reversed previously taken restructuring charges for facilities and related costs and incurred a credit to operations of approximately $0.2 million, primarily as a result of the sublet of a portion of the excess facilities. The Company expects to pay out approximately $0.1 million for severance and related obligations through July 2005 and approximately $20.0 million for facilities and related obligations at various dates through January 2011.

           Interest and Other Income, Net. Interest and other income, net for the three month period ended April 30, 2005 increased by approximately $5.8 million compared to the three month period ended April 30, 2004. The principal reasons for the increase are (i) increased interest and dividend income of approximately $6.7 million, due primarily to the rise in interest rates; and
(ii) an increase in the net gains from investments of approximately $1.5 million. Such items were offset by (i) a change in foreign currency gains/losses of approximately $2.0 million; (ii) a decrease in the gain recorded as a result of the Company's repurchases of its Debentures of approximately $0.2 million; and (iii) other decrease of approximately $0.2 million, net.

           Income Tax Provision. Provision for income taxes for the three month period ended April 30, 2005 increased by approximately $3.5 million compared to the three month period ended April 30, 2004, due primarily to increased pre-tax income accompanied by shifts in the underlying mix of pre-tax income by entity and tax jurisdiction. The Company's effective tax rate was approximately 15% for each of the three month periods ended April 30, 2004 and 2005. The Company's overall rate of tax is reduced significantly by the existence of net operating loss carryforwards for Federal income tax purposes in the United States, as well as the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Minority Interest and Equity in the Earnings (Losses) of Affiliates. Minority interest and equity in the earnings (losses) of affiliates increased by approximately $2.4 million as a result of increased minority interest expense of approximately $2.1 million, primarily attributable to overall increased earnings at majority-owned subsidiaries, and a change in equity in the earnings (losses) of affiliates of approximately $0.3 million.

           Net Income. Net income for the three month period ended April 30, 2005 increased by approximately $17.3 million compared to the three month period ended April 30, 2004, and as a percentage of sales increased to approximately 8.9% from approximately 3.2% in the corresponding 2004 period. These variances resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at April 30, 2005 and January 31, 2005 was approximately $2,197.7 million and $2,139.8 million, respectively. At April 30, 2005 and January 31, 2005, the Company had total cash and cash equivalents, bank time deposits and short-term investments of approximately $2,276.2 million and $2,249.6 million, respectively.

           Operations for the three month periods ended April 30, 2005 and 2004, after adjustment for non-cash items, provided cash of approximately $43.8 million and $31.3 million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $(40.1) million and $(37.0) million, respectively. This resulted in net cash provided by (used in) operating activities of approximately $3.7 million and $(5.7) million, respectively.

           Investing activities for the three month periods ended April 30, 2005 and 2004 used cash of approximately $(35.6) million and $(53.4) million, respectively. These amounts include (i) net maturities and sales (purchases) of bank time deposits and investments of approximately $(21.7) million and $(9.4) million, respectively; (ii) purchases of property and equipment of approximately $(13.0) million and $(7.2) million, respectively; (iii) capitalization of software development costs of approximately $(0.9) million and $(1.1) million, respectively; and (iv) net assets acquired as a result of an acquisition during the three month period ended April 30, 2004 of approximately $(35.6) million.

           Financing activities for the three month periods ended April 30, 2005 and 2004 provided cash of approximately $18.8 million and $1.5 million, respectively. These amounts include (i) repurchases of Debentures of approximately $(30.0) million during the three month period ended April 30, 2004; (ii) net proceeds from the issuance of stock in connection with the exercise of stock options and employee stock purchase plans and the sale of stock by Company subsidiaries of approximately $19.4 million and $31.8 million, respectively, and (iii) other, net of approximately $(0.5) million and $(0.2) million, respectively.

           During the first quarter of fiscal year 2005, the closing price per share on at least 20 trading days in the 30 consecutive trading-day period ending on April 30, 2005 was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS are convertible into cash and/or the Company's common stock at the option of the holders during the second fiscal quarter of 2005. As of April 30, 2005, there were approximately $2.3 million of Existing ZYPS outstanding and $417.7 million of New ZYPS outstanding.

           During the three month periods ended April 30, 2004 and 2005, the Company acquired, in open market purchases, approximately $30.5 million and $0 of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $0.2 million and $0, respectively. This gain is included in `Interest and other income, net' in the Condensed Consolidated Statements of Income. As of April 30, 2005, the Company had outstanding Debentures of approximately $87.3 million, included in the current liabilities section of the Condensed Consolidated Balance Sheets.

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

           Currently, the Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations, which provide that any compensation expense relative to employee stock options be measured based on intrinsic value of the stock options. As a result, when options are priced at or above fair market value of the underlying stock on the date of the grant, as currently is the Company's practice, the Company incurs no compensation expense. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123(R)") which revises SFAS No. 123 and supersedes APB Opinion No. 25. In April, 2005, the SEC amended Regulation S-X to modify the date for compliance with SFAS No. 123(R). The provisions of SFAS No. 123(R) must be applied beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for the Company is February 1, 2006 (the "Effective Date"). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards, which will lead to substantial additional compensation expense. Any such expense, although it would not affect the Company's cash flows, will have a material negative impact on the Company's future reported results of operations.

           In May 2003, the Company issued $420,000,000 aggregate principal amount of Zero Yield Puttable Securities ("ZYPS") (the "Existing ZYPS"). On January 26, 2005, the Company completed an offer to the holders of the outstanding Existing ZYPS to exchange the Existing ZYPS for new ZYPS (the "New ZYPS") in response to EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"). Of the $420,000,000 worth of Existing ZYPS outstanding prior to the exchange offer, approximately $417,700,000 aggregate principal amount representing approximately 99.5% of the original issue of Existing ZYPS were validly tendered in exchange for an equal principal amount of New ZYPS. Both the Existing ZYPS and the New ZYPS have a conversion price of $17.97 per share. Under EITF 04-8, the Company is not required to include any shares issuable upon conversion of the New ZYPS issued in the exchange offer in its diluted shares outstanding unless the market price of the Company's common stock exceeds the conversion price, and would then only have to include that number of shares as would then be issuable based upon the in-the-money value of the conversion rights under the New ZYPS. Therefore, the New ZYPS are dilutive in calculating diluted earnings per share if the Company's common stock is trading above $17.97 to the extent of the number of shares the Company would be required to issue to satisfy a conversion right of the New ZYPS over and above $417,676,000, as of April 30, 2005. The Existing ZYPS are immediately dilutive in calculating diluted earnings per share to the extent of the full number of shares underlying the Existing ZYPS. The Company cannot ensure that sufficient funds will be available at the time of payment required on the Existing ZYPS and/or the New ZYPS or that the Company will be able to arrange financing to make any such required cash payments.

           During the first quarter of fiscal year 2005, the closing price per share on at least 20 trading days in the 30 consecutive trading-day period ending on April 30, 2005, was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS are convertible into cash and/or the Company's common stock at the option of the holders during the second fiscal quarter of 2005.

           The Company's products are complex and involve sophisticated technology that performs critical functions to highly demanding standards. The Company's existing and future products may develop operational problems and the Company may incur fees and penalties in connection with such problems, which could have a material adverse effect on the Company. In addition, when the Company introduces a product to the market or as it releases new versions of an existing product, the product may contain undetected defects or errors. The Company may not discover such defects, errors or other operational problems until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects, errors or operational problems in the Company's products, including product liability claims. In addition, defects or errors in the Company's products also may result in questions regarding the integrity of the products, which could cause adverse publicity and impair their market acceptance, resulting in lost future sales.

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

           The Company's business is subject to evolving corporate governance and public disclosure regulations that have increased both costs and the risk of noncompliance, which could have an adverse effect on the Company's stock price. Because the Company's common stock is publicly traded on the Nasdaq stock market, the Company is subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, Nasdaq and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In addition, the Company's efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations required the Company to include a management assessment of its internal control over financial reporting and auditor attestation of that assessment in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2005. While the Company has asserted, in the management assessment of its internal control over financial reporting filed with the Company's Annual Report on Form 10-K, that the Company's internal control over financial reporting is effective as of January 31, 2005 and that no material weaknesses have been identified, the Company must continue to monitor and assess the internal control over financial reporting. The Company cannot provide any assurances that material weaknesses will not be discovered in the future. If, in the future, the Company's management identifies one or more material weaknesses in the internal control over financial reporting that remain unremediated, the Company will be unable to assert that such internal control over financial reporting is effective. If the Company is unable to assert that the internal control over financial reporting is effective for any given reporting period (or if the Company's auditors are unable to attest that the management's report is fairly stated or are unable to express an opinion on the effectiveness of the internal control over financial reporting), the Company could lose investor confidence in the accuracy and completeness of the Company's financial reports, which could have an adverse effect on the Company's stock price. The effort regarding Section 404 has required, and continues to require, the commitment of significant financial and managerial resources.

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

           The market for actionable intelligence solutions, such as Verint's security and business intelligence products is still emerging. Verint's growth is dependent on, among other things, the size and pace at which the markets for its products develop. If the markets for its products decrease, remain constant or grow slower than Verint anticipates, Verint will not be able to maintain its growth. In addition, in markets where Verint is a sole supplier, Verint's growth may be adversely impacted if customers seek to and succeed in developing alternative sources for Verint's products. Continued growth in the demand for Verint's products is uncertain as, among other reasons, its existing customers and potential customers may: (i) not achieve a return on their investment in its products; (ii) experience technical difficulty in utilizing its products; or
(iii) use alternative solutions to achieve their security, intelligence or business objectives. In addition, as Verint's business intelligence products are sold primarily to contact centers, slower than anticipated growth or a contraction in the number of contact centers will have a material adverse effect on Verint's ability to maintain its growth.

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

           A subsidiary of Verint, Verint Technology Inc. ("Verint Technology"), which markets, sells and supports its communications interception solutions to various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. To comply with the National Industrial Security Program requirements, the Company, Verint, Verint Technology and the Department of Defense entered into a proxy agreement, under which Verint, among other requirements, appointed three U.S. citizens holding the requisite security clearances to exercise all prerogatives of ownership of

Verint Technology (including, without limitation, oversight of Verint Technology's security arrangements) as holders of proxies to vote Verint Technology stock. The proxy agreement may be terminated and Verint Technology's facility security clearances may be revoked in the event of a breach of the proxy agreement, or if it is determined by the Department of Defense that termination is in the national interest. If Verint Technology's facility security clearance is revoked, Verint may lose all or a substantial portion of its sales to U.S. government agencies and its business, financial condition and results of operations would be harmed. In addition, concerns about the security of Verint or its products may materially and adversely affect Verint Technology's sales to U.S. government agencies.

           Many of Verint's government contracts contain provisions that give the governments party to those contracts rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to: (i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. government, suspend Verint from doing business with a foreign government or prevent Verint from selling its products in certain countries;
(iii) audit and object to Verint's contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in Verint's contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contracts themselves do not contain them. If a government terminates a contract with Verint for convenience, Verint may not recover its incurred or committed costs, and expenses or profit on work completed prior to the termination. If a government terminates a contract for default, Verint may not recover these amounts, and, in addition, may be liable for any costs incurred by a government in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding Verint's termination with other government agencies. As a result, Verint's on-going or prospective relationships with such other government agencies could be impaired.

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

           If a government review or investigation uncovers improper or illegal activities, depending on the nature of the activity, Verint may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with government agencies, and curtailment of Verint's ability to obtain export licenses, which could materially and adversely affect its business, financial condition and results of operations. In addition, a government may reform its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair Verint's ability to obtain new contracts.

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

           As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks, such as the solutions that Verint offers. For example, products which Verint sells in the United States to law enforcement agencies and which interface with a variety of wireline, wireless and Internet protocol networks, must comply with the technical standards established by the Federal Communications Commission pursuant to the Communications Assistance for Law Enforcement Act and products that it sells in Europe must comply with the technical standards established by the European Telecommunications Standard Institute. The adoption of new laws or regulations governing the use of Verint's products or changes made to existing laws or regulations could cause a decline in the use of its products and could result in increased expenses for Verint, particularly if Verint is required to modify or redesign its products to accommodate these new or changing laws or regulations.

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

           Certain subsidiaries of the Company have participated in a conditional grant program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel ("OCS") for the financing of a portion of their research and development expenditures in Israel. Until recently, the terms of the OCS grants prohibited those subsidiaries from manufacturing products outside of Israel if such products or technologies were developed using these grants. On March 30, 2005, the Israeli parliament approved an amendment to Israeli Law for the Encouragement of Industrial Research and Development, which permits the transfer of such technology outside of Israel under certain conditions. If approval to manufacture the products outside of Israel is received, a significantly increased amount of royalties, which may be up to 300% of the grant amount, plus interest, on an accelerated basis may be required to be paid to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel. If approval to transfer the technology outside of Israel is received, a redemption price may be required to be paid to the Government of Israel. The redemption price will be determined under regulations that have not yet been promulgated. Failure to comply with any of the conditions imposed by the OCS may result in criminal charges and refunding of any grants previously received, together with interest and penalties. From time to time, the Government of Israel may audit the sales of products incorporating technology partially funded through OCS programs which, while not increasing the aggregate amount of royalties that may be due, may cause certain subsidiaries of the Company to have to pay royalties on additional products, effectively accelerating the pace at which royalties are to be paid. In recent years, the Government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future.

           Certain of the Company's subsidiaries currently pay royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel in consideration of benefits received under this program. Such royalty payments are currently required to be made until the government has been reimbursed the amounts received by such subsidiaries, which is linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1st of the year in which approval is obtained. As of April 30, 2005, such subsidiaries of the Company received approximately $58.9 million in cumulative grants from the OCS and recorded approximately $28.0 million in cumulative royalties to the OCS.

           The Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future. OCS grants also may decrease in future periods due to an expected increase in the portion of research and development activities not reimbursed by the OCS and an expected increase in research and development activities outside of Israel. The continued reduction in these benefits or the termination of eligibility to receive these benefits may materially and adversely affect the Company's operating results. During the year ended January 31, 2003, one of the Company's subsidiaries finalized an arrangement with the OCS whereby the subsidiary agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, this subsidiary began to receive lower amounts from the OCS than it had historically received, but will not have to pay royalty amounts on such grants. In addition, Verint, from time to time, evaluates whether to pursue repayment of amounts due to the OCS in a single payment. If Verint were to repay all or substantially all of the amounts due to the OCS in a single payment, it will significantly reduce or eliminate Verint's net income for a given fiscal year and may cause Verint to report a loss for the fiscal year in which such a payment is made, which may adversely impact the Company.

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

           In August 2005, the Waste Electrical and Electronic Equipment Directive (the "WEEE Directive") will become effective in the European Union. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment sold within the European Union. In July 2006, the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the "RoHS Directive") will become effective in the European Union. The RoHS

Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium, and certain flame retardants, in the construction of component parts of certain electrical and electronic equipment sold within the European Union. The Company is currently making preparations to comply with these directives to the extent applicable to the hardware contained in its solutions. As part of this process, the Company will need to ensure that it has a supply of compliant components from its suppliers. Ensuring compliance with these directives and integrating compliance activities with suppliers will result in additional costs to the Company and may result in disruptions to operations. The Company cannot currently estimate the extent of such additional costs or potential disruptions. However, to the extent that any such costs or disruptions are substantial, the Company's financial results could be materially and adversely affected.

           Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The Company has, and anticipates that it will continue to receive, contracts denominated in foreign currencies, particularly the euro. As a result of the unpredictable timing of purchase orders and the payments under such contracts and other factors, it is often not practicable for the Company to effectively hedge the entire risk of significant changes in currency rates during the contract period. The Company may experience adverse consequences from not hedging its exchange rate risks associated with contracts denominated in foreign currencies. The Company's operating results have been negatively impacted for certain periods and positively impacted for other periods and may continue to be affected to a material extent by the impact of currency fluctuations. Operating results may also be affected by the cost of hedging activities that the Company does undertake.

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

           The Company issues stock options as a key component of its overall compensation. There is growing pressure on public companies from shareholders generally and various organizations to reduce the rate at which companies, including the Company, issue stock options to employees, which may make it more difficult to obtain stockholder approval of equity compensation plans when required. In addition, FASB has adopted changes to generally accepted accounting principles (GAAP) that will require the Company to adopt a different method of determining the compensation expense for its employee stock options and employee stock purchase plans beginning in the first quarter of fiscal 2006. As a result,

CTI and certain of its subsidiaries have terminated their employee stock purchase plans. In addition, the Company believes expensing stock options will increase shareholder pressure to limit future option grants and could make it more difficult for the Company to grant stock options to employees in the future. As a result, the Company may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate employees, either of which could materially and adversely affect the Company's business, results of operations and financial condition.

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

           The Company operates internationally and is therefore exposed to potentially adverse movements in foreign currency exchange rates. The primary currencies that the Company is exposed to are the Euro and the Israeli Shekel. The Company may, from time to time, use foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of its products in foreign currency, primarily the Euro, will be adversely affected by changes in exchange rates. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. As of April 30, 2005, the Company had approximately $19.6 million of notional amount of foreign exchange forward contracts to sell Euros with a fair value of approximately $322,000 with an original maturity of up to six months. Neither a 10% increase nor decrease from current exchange rates would have a material effect on the Company's consolidated financial statements.

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

ITEM 4.    CONTROLS AND PROCEDURES.

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of April 30, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of April 30, 2005.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended April 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 6.     EXHIBITS.

       Exhibit Index.
       --------------

           31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 COMVERSE TECHNOLOGY, INC.


Dated:    June 8, 2005                           /s/ Kobi Alexander
                                                 -------------------------------
                                                 Kobi Alexander
                                                 Chairman of the Board
                                                 and Chief Executive Officer


Dated:    June 8, 2005                           /s/ David Kreinberg
                                                 -------------------------------
                                                 David Kreinberg
                                                 Executive Vice President
                                                 and Chief Financial Officer