Form 10-Q
period 2005-07-31
COMVERSE TECHNOLOGY INC/NY/
filed 2005-09-08
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 2005

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                          [ ] Yes          [X] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
       The number of shares outstanding of the registrant's common stock, par value $0.10 per share, as of September 1, 2005 was 201,297,506.

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

    1.   Condensed Consolidated Balance Sheets as
         of January 31, 2005 and July 31, 2005                              2

    2.   Condensed Consolidated Statements of Income
         for the Three and Six Month Periods Ended
         July 31, 2004 and July 31, 2005                                    3

    3.   Condensed Consolidated Statements of Cash Flows
         for the Six Month Periods Ended
         July 31, 2004 and July 31, 2005                                    4

    4.   Notes to Condensed Consolidated Financial
         Statements                                                         5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                    16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.       40

ITEM 4.  CONTROLS AND PROCEDURES.                                          40

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                41

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              41

ITEM 6.  EXHIBITS.                                                         42

SIGNATURES                                                                 43

FORWARD-LOOKING STATEMENTS

           From time to time, Comverse Technology, Inc. ("CTI" and, together with its subsidiaries, the "Company") makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as "will," "plans," "expects," "intends," "believes," "seeks," "estimates," or "anticipates" or by variations of such words or by similar expressions.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               JANUARY 31,            JULY 31,
                                                                                  2005*                 2005
                                                                                                    (Unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                  $   721,350          $   670,139
   Bank time deposits and short-term investments                                1,528,280            1,623,101
   Accounts receivable, net                                                       199,571              258,820
   Inventories                                                                    107,552              123,634
   Prepaid expenses and other current assets                                       70,335               91,804
                                                                              ------------         ------------
TOTAL CURRENT ASSETS                                                            2,627,088            2,767,498
PROPERTY AND EQUIPMENT, net                                                       122,174              127,301
OTHER ASSETS                                                                      176,024              157,626
                                                                              ------------         ------------
TOTAL ASSETS                                                                  $ 2,925,286          $ 3,052,425
                                                                              ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                      $   273,861          $   278,369
   Convertible debt                                                                87,253               87,253
   Bank loans and other debt                                                          660                9,002
   Advance payments from customers                                                108,381              126,303
                                                                              ------------         ------------
TOTAL CURRENT LIABILITIES                                                         470,155              500,927
CONVERTIBLE DEBT                                                                  420,000              419,907
OTHER LIABILITIES                                                                  45,277               35,050
                                                                              ------------         ------------
TOTAL LIABILITIES                                                                 935,432              955,884
                                                                              ------------         ------------
MINORITY INTEREST                                                                 195,825              208,094
                                                                              ------------         ------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 198,878,553 and 200,925,789 shares                    19,887               20,092
   Additional paid-in capital                                                   1,284,298            1,311,397
   Unearned stock compensation                                                    (14,432)             (12,343)
   Retained earnings                                                              497,229              556,304
   Accumulated other comprehensive income                                           7,047               12,997
                                                                              ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                                      1,794,029            1,888,447
                                                                              ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 2,925,286          $ 3,052,425
                                                                              ============         ============


          *The Condensed Consolidated Balance Sheet as of January 31, 2005 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                 JULY 31,      JULY 31,    JULY 31,       JULY 31,
                                                                                   2004          2005        2004           2005

      Sales                                                                     $ 233,427     $ 285,835   $ 454,822      $ 558,636
      Cost of sales                                                                93,124       114,566     182,716        220,949
                                                                                ----------    ----------  ----------     ----------
      Gross margin                                                                140,303       171,269     272,106        337,687

      Operating expenses:
           Research and development, net                                           56,527        63,449     112,069        128,184
           Selling, general and administrative                                     71,507        83,444     140,002        165,483
           In-process research and development and other
                acquisition-related charges                                             -             -       4,635              -
           Workforce reduction, restructuring and impairment
                charges (credits)                                                    (534)         (100)        164           (253)
                                                                                ----------    ----------  ----------     ----------

      Income from operations                                                       12,803        24,476      15,236         44,273

      Interest and other income, net                                                7,784        20,907      15,429         34,317
                                                                                ----------    ----------  ----------     ----------

      Income before income tax provision, minority interest
           and equity in the earnings (losses) of affiliates                       20,587        45,383      30,665         78,590

      Income tax provision                                                          3,668         6,227       5,160         11,180

      Minority interest and equity in the earnings (losses) of affiliates          (3,592)       (4,342)     (5,177)        (8,335)
                                                                                ----------    ----------  ----------     ----------

      Net income                                                                $  13,327     $  34,814   $  20,328      $  59,075
                                                                                ==========    ==========  ==========     ==========
      Earnings per share:
      Basic                                                                     $    0.07     $    0.17   $    0.10      $    0.30
                                                                                ==========    ==========  ==========     ==========
      Diluted                                                                   $    0.06     $    0.16   $    0.10      $    0.27
                                                                                ==========    ==========  ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                          JULY 31,        JULY 31,
                                                                            2004            2005
Cash flows from operating activities:
     Net cash from operations after adjustment
       for non-cash items                                               $  64,837        $  99,045
     Changes in operating assets and liabilities:
     Accounts receivable, net                                             (39,594)         (59,249)
     Inventories                                                          (11,940)         (17,024)
     Prepaid expenses and other current assets                             (2,518)         (23,207)
     Accounts payable and accrued expenses                                 37,525            4,070
     Advance payments from customers                                       10,514           17,922
     Other, net                                                            (5,115)           1,761
                                                                        ----------       ----------
Net cash provided by operating activities                                  53,709           23,318
                                                                        ----------       ----------
Cash flows from investing activities:
     Maturities and sales (purchases) of bank time deposits
       and investments, net                                                34,739          (73,313)
     Purchase of property and equipment                                   (23,326)         (29,652)
     Capitalization of software development costs                          (2,041)          (2,057)
     Net assets acquired                                                  (36,107)               -
     Other, net                                                                 -              322
                                                                        ----------       ----------
Net cash used in investing activities                                     (26,735)        (104,700)
                                                                        ----------       ----------

Cash flows from financing activities:
     Repurchase of convertible debt                                       (36,873)               -
     Net proceeds from issuance of stock                                   38,813           30,646
     Other, net                                                              (277)            (475)
                                                                        ----------       ----------
Net cash provided by financing activities                                   1,663           30,171
                                                                        ----------       ----------

Net increase (decrease) in cash and cash equivalents                       28,637          (51,211)
Cash and cash equivalents, beginning of period                            623,063          721,350
                                                                        ----------       ----------
Cash and cash equivalents, end of period                                $ 651,700        $ 670,139
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

           The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2005. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six month periods ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year.

           RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the presentation in the current year.

           In connection with the preparation of its Annual Report on Form 10-K for the year ended January 31, 2005, the Company concluded that it was appropriate to classify investments in Auction Rate Securities ("ARS") as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has revised the classification to report these securities as short-term investments in its (condensed) consolidated balance sheets for all periods prior to January 31, 2005, and has reclassified approximately $1,156,941,000 of investments in ARS as of July 31, 2004, that were previously included in cash and cash equivalents to short-term investments.

           The Company has also revised the presentation of the Condensed Consolidated Statements of Cash Flows for the six month period ended July 31, 2004 to reflect the purchases and sales of ARS as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the year ended January 31, 2005. In the previously reported Condensed Consolidated Statements of Cash Flows for the six month period ended July 31, 2004, net cash used in investing activities related to these short-term investments of approximately $249,009,000 were included in cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Condensed Consolidated Statements of Cash Flows or previously reported Condensed Consolidated Statements of Income for any period.

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

           During the years ended January 31, 2004 and 2005, the Company and one of its subsidiaries granted shares of restricted stock to certain key employees. Stock-based employee compensation expense relating to restricted stock for the three month periods ended July 31, 2004 and 2005, of approximately $433,000 and $1,049,000, respectively, and for the six month periods ended July 31, 2004 and 2005, of approximately $864,000 and $2,089,000, respectively, is included in `Selling, general and administrative' expenses in the Condensed Consolidated Statements of Income.

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

           The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for all periods:

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JULY 31,                      JULY 31,
                                             -----------------------------------------------------------

                                                2004             2005             2004            2005
                                                ----             ----             ----            ----
                                                     (In thousands)                  (In thousands)

  Net income, as reported                     $ 13,327         $ 34,814        $ 20,328       $ 59,075

  Deduct: Total stock-based employee
  compensation cost for stock options
  determined under fair value based
  method for all awards, net of related
  tax effects                                  (31,339)          (8,646)        (70,146)       (17,275)
                                              ---------        ---------       ---------      ---------

  Pro forma net income (loss)                 $(18,012)        $ 26,168        $(49,818)      $ 41,800
                                              =========        =========       =========      =========
  Earnings (loss) per share:

  Basic - as reported                         $   0.07         $   0.17        $   0.10       $   0.30
  Basic - pro forma                           $  (0.09)        $   0.13        $  (0.26)      $   0.21

  Diluted - as reported                       $   0.06         $   0.16        $   0.10       $   0.27
  Diluted - pro forma                         $  (0.09)        $   0.12        $  (0.26)      $   0.19


           INVENTORIES. The composition of inventories at January 31, 2005 and July 31, 2005 is as follows:


                                    JANUARY 31,       JULY 31,
                                      2005              2005
                                           (In thousands)

      Raw materials                $  34,364        $   39,175
      Work in process                 23,640            26,209
      Finished goods                  49,548            58,250
                                   ----------       -----------
                                   $ 107,552        $  123,634
                                   ==========       ===========

           RESEARCH AND DEVELOPMENT EXPENSES. A significant portion of the Company's research and development operations are located in Israel where certain of the Company's subsidiaries derive benefits from participation in conditional programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. Certain of the

Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. Certain of the Company's subsidiaries accrue royalties to the OCS for the sale of products incorporating technology developed in these projects up to the amount of such funding, plus interest in certain circumstances. The terms of the conditional grants limit those subsidiaries' abilities to manufacture products outside of Israel if such products or technologies were developed using these grants. Other reimbursements of research and developments expenses may also be obtained. Total amounts reimbursed, primarily by the OCS, for the three month periods ended July 31, 2004 and 2005 were approximately $2,373,000 and $2,275,000, respectively, and for the six month periods ended July 31, 2004 and 2005 were approximately $4,824,000 and $4,197,000, respectively.

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

           The New ZYPS have substantially similar terms as the Existing ZYPS, except that the New ZYPS (i) have a net share settlement feature, (ii) allow the Company to redeem some or all of the New ZYPS at any time on or after May 15, 2009 (rather than May 15, 2008 as provided for in the Existing ZYPS) and (iii) allow the holders of the New ZYPS to require the Company to repurchase their New ZYPS for cash on each of May 15, 2008, 2009, 2013 and 2018. The net share settlement feature of the New ZYPS provides that, upon conversion, the Company would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New ZYPS being converted, which is $417,652,000 as of July 31, 2005, and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of the Company's common stock (the "New Conversion Method").

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

           Under EITF 04-8, the Company is not required to include any shares issuable upon conversion of the New ZYPS issued in the exchange offer in its diluted shares outstanding unless the market price of the Company's common stock exceeds the conversion price, and would then only have to include that number of shares as would then be issuable based upon the in-the-money value of the conversion rights under the New ZYPS. Therefore, the New ZYPS are dilutive in calculating diluted earnings per share if the Company's common stock is trading above $17.97 to the extent of the number of shares the Company would be required to issue to satisfy a conversion right of the New ZYPS over and above $417,652,000, as of July 31, 2005. This resulted in additional share dilution in calculating diluted earnings per share of approximately 0 and 5,893,000 for the three month periods ended July 31, 2004 and 2005, respectively, and approximately 212,000 and 5,773,000 for the six month periods ended July 31, 2004 and 2005, respectively. The Existing ZYPS are immediately dilutive in calculating diluted earnings per share to the extent of the full number of shares underlying the Existing ZYPS, which for the three month periods ended July 31, 2004 and 2005 was approximately 129,000 and 125,000 shares, respectively, and for the six month periods ended July 31, 2004 and 2005 was approximately 129,000 and 125,000 shares, respectively. These shares are deemed to be outstanding for the purpose of calculating diluted earnings per share, whether or not the Existing ZYPS may be converted pursuant to their terms, and therefore decreases the Company's diluted earnings per share.

           The adoption of EITF 04-8 did not have an effect on reported diluted earnings (loss) per share for any prior periods presented. Although the diluted share count for the three and six month periods ended July 31, 2004 increased by approximately 129,000 and 341,000 shares, respectively, from the amount previously reported due to the adoption of EITF 04-8, the additional shares did not change the reported diluted earnings per share of $0.06 and $0.10 for the three and six month periods ended July 31, 2004, respectively.

           During both the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, the closing price per share on at least 20 trading days in the 30 consecutive trading-day periods ending on January 31, 2005 and on April 30, 2005, respectively, was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS were convertible into cash and/or the Company's common stock at the option of the holders during both the first and second fiscal quarters of 2005. During the three and six month periods ended July 31, 2005, the holders converted $11,000 and $55,000 of the Existing ZYPS, respectively, and $24,000 and $38,000 of the New ZYPS, respectively. As of July 31, 2005, there were $2,255,000 of Existing ZYPS outstanding and $417,652,000 of New ZYPS outstanding.

           During the second quarter of fiscal year 2005, the closing price per share on at least 20 trading days in the 30 consecutive trading-day period ending on July 31, 2005 was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS are convertible into cash and/or the Company's common stock at the option of the holders during the third fiscal quarter of 2005.

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

           During the three and six month periods ended July 31, 2004, the Company acquired, in open market purchases, $6,975,000 and $37,470,000 of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $97,000 and $341,000, respectively. These gains are included in `Interest and other income, net' in the Condensed Consolidated Statements of Income. The Company did not acquire any of the Debentures during the three and six month periods ended July 31, 2005. As of July 31, 2005, the Company had outstanding Debentures of $87,253,000, included in the current liabilities section of the Condensed Consolidated Balance Sheets.

           EARNINGS PER SHARE. The computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation of earnings per share for the three and six month periods ended July 31, 2004 and 2005 is as follows:

                                         THREE MONTHS ENDED                        THREE MONTHS ENDED
                                           JULY 31, 2004                              JULY 31, 2005
                                           -------------                              -------------
                                   Net                    Per Share            Net                     Per Share
                                 Income        Shares       Amount           Income        Shares        Amount
                                 ------        ------       ------           ------        ------        ------
                                                     (In thousands, except per share data)

BASIC EPS
---------
Net income                      $ 13,327       195,467      $   0.07        $ 34,814       199,893       $   0.17
                                                            =========                                    =========
EFFECT OF DILUTIVE SECURITIES
-----------------------------
New and Existing ZYPS                              129                                       6,018
Options                                          6,036                                       7,529
Restricted Stock                                   314                                         641
Subsidiary options                  (243)                                       (259)
                                -------------------------------------       --------------------------------------
Diluted EPS                     $ 13,084       201,946      $   0.06        $ 34,555       214,081       $   0.16
                                =========     =========     =========       =========     =========      =========


                                         SIX MONTHS ENDED                          SIX MONTHS ENDED
                                          JULY 31, 2004                             JULY 31, 2005
                                          -------------                             -------------
                                   Net                    Per Share            Net                     Per Share
                                 Income        Shares       Amount           Income        Shares        Amount
                                 ------        ------       ------           ------        ------        ------
                                                     (In thousands, except per share data)

BASIC EPS
---------
Net income                      $ 20,328       195,136      $   0.10        $ 59,075       199,379       $   0.30
                                                            =========                                    =========

EFFECT OF DILUTIVE SECURITIES
-----------------------------
New and Existing ZYPS                              341                                       5,898
Options                                          6,323                                       7,619
Restricted Stock                                   314                                         641
Subsidiary options                  (394)                                       (474)
                                -------------------------------------       --------------------------------------
Diluted EPS                     $ 19,934       202,114      $   0.10        $ 58,601       213,537       $   0.27
                                =========     =========     =========       =========     =========      =========

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

           COMPREHENSIVE INCOME. Total comprehensive income was approximately $12,466,000 and $37,355,000 for the three month periods ended July 31, 2004 and 2005, respectively, and approximately $15,403,000 and $65,025,000 for the six month periods ended July 31, 2004 and 2005, respectively. The elements of comprehensive income (loss) include net income (loss), unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

           WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES (CREDITS). During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program, including changes to its organizational structure and product offerings, to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with these actions, during the four year period ended January 31, 2005, the Company incurred net charges to operations primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment and other impaired assets. During the three and six month periods ended July 31, 2005, the Company incurred net credits to operations of approximately $100,000 and $253,000, respectively, due primarily to the reversal of previously taken restructuring charges pertaining to excess severance and related costs and excess facilities and related costs, the latter primarily as a result of the sublet of a portion of the excess facilities.

           As of July 31, 2005, the Company had an accrual of approximately $19,137,000 relating to workforce reduction and restructuring. A roll-forward of the workforce reduction and restructuring accrual from February 1, 2005 is as follows:

                                                     WORKFORCE
                                  ACCRUAL           REDUCTION,                        ACCRUAL
                                BALANCE AT         RESTRUCTURING                    BALANCE AT
                                FEBRUARY 1,        & IMPAIRMENT          CASH         JULY 31,
                                   2005               CREDITS          PAYMENTS        2005
                                ---------           ---------          ---------     ---------
                                                  (In thousands)

Severance and related           $    121            $   (121)          $      -      $      -
Facilities and related            21,482                (132)             2,213        19,137
                                ---------           ---------          ---------     ---------
Total                           $ 21,603            $   (253)          $  2,213      $ 19,137
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

           The table below presents information about sales, income (loss) from operations and segment assets as of and for the three and six month periods ended July 31, 2004 and 2005:

                                                      Service
                                    Comverse          Enabling         Security and
                                     Network          Signaling          Business                       Reconciling    Consolidated
                                     Systems          Software         Intelligence        All Other       Items          Totals
                                     -------          --------         ------------       ---------        -----          ------
THREE MONTHS ENDED JULY 31, 2004:

Sales                               $   156,293     $    16,087       $    60,167      $     2,551     $    (1,671)    $   233,427
Income (loss) from
operations                          $     4,725     $     5,312       $     5,352      $      (125)    $    (2,461)    $    12,803

THREE MONTHS ENDED JULY 31, 2005:

Sales                               $   195,179     $    15,057       $    74,709      $     2,408     $    (1,518)    $   285,835
Income (loss) from
operations                          $    15,026     $     4,973       $     7,666      $       (68)    $    (3,121)    $    24,476

SIX MONTHS ENDED JULY 31, 2004:

Sales                               $   306,374     $    29,276       $   116,805      $     5,145     $    (2,778)    $   454,822
Income (loss) from
operations                          $     6,566     $     7,952       $     6,213      $      (397)    $    (5,098)    $    15,236

SIX MONTHS ENDED JULY 31, 2005:

Sales                               $   380,084     $    29,198       $   146,748      $     4,779     $    (2,173)    $   558,636
Income (loss) from
operations                          $    27,767     $     8,083       $    14,307      $      (227)    $    (5,657)    $    44,273

TOTAL ASSETS:

July 31, 2004                       $   891,524     $   254,312       $   361,774      $    38,665     $ 1,255,264     $ 2,801,539
July 31, 2005                       $ 1,050,306     $   281,849       $   428,555      $    39,597     $ 1,252,118     $ 3,052,425

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

           SUBSEQUENT EVENTS. On September 1, 2005, Verint, through a newly-formed subsidiary, acquired certain of the assets and liabilities of The Opus Group, LLC, a privately-held provider of performance analytics solutions for contact centers and back office operations. The acquisition extends Verint's ability to help its customers generate actionable intelligence and enhance the effectiveness of their contact center and back office operations. The purchase price consisted of $12,000,000 in cash at closing and additional earn-out payments over two years based on certain profitability targets.

         On September 7, 2005, Verint entered into a definitive agreement with MultiVision Intelligent Surveillance Limited ("MultiVision") to acquire substantially all of its networked video security business. Under the agreement, Verint would pay approximately $48,000,000, subject to certain adjustments. The consideration will consist of cash, provided that, at Verint's sole option, it may substitute shares of its common stock for up to 70% of the adjusted purchase price paid at closing. The number of shares, if any, to be issued in connection with the acquisition will be determined by Verint not less than 4 business days prior to the closing of the transaction. The acquisition is expected to close in mid-December, subject to a number of conditions, including approval by MultiVision shareholders.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CRITICAL ACCOUNTING POLICIES

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies described in Item 7 in the Company's Annual Report on Form 10-K are those that are both most important to the portrayal of the Company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. As of July 31, 2005, there have been no material changes to any of the critical accounting policies contained therein.

RESULTS OF OPERATIONS

SUMMARY OF RESULTS

           Consolidated results of operations in dollars and as a percentage of sales for each of the three month periods ended July 31, 2004 and 2005 were as follows:


                                                  Three months                       Three months
                                                     ended                              ended
                                                 July 31, 2004      % of sales      July 31, 2005       % of sales
                                                 ------------------------------------------------------------------
                                                                         (In thousands)

Sales                                              $     233,427         100.0%     $     285,835            100.0%
Cost of sales                                             93,124          39.9%           114,566             40.1%
                                                   --------------                   --------------
Gross margin                                             140,303          60.1%           171,269             59.9%

Operating expenses:
Research and development, net                             56,527          24.2%            63,449             22.2%
Selling, general and administrative                       71,507          30.6%            83,444             29.2%
Workforce reduction, restructuring and
impairment credits                                          (534)         (0.2)%             (100)             0.0%
                                                   --------------                   --------------

Income from operations                                    12,803           5.5%            24,476              8.6%

Interest and other income, net                             7,784           3.3%            20,907              7.3%
                                                   --------------                   --------------

Income before income tax provision,
minority interest and equity in the earnings
(losses) of affiliates                                    20,587           8.8%            45,383             15.9%

Income tax provision                                       3,668           1.6%             6,227              2.2%

Minority interest and equity in the earnings
(losses) of affiliates                                    (3,592)         (1.5)%           (4,342)            (1.5)%
                                                   --------------                   --------------

Net income                                         $      13,327           5.7%     $      34,814             12.2%
                                                   ==============                   ==============

           Consolidated results of operations in dollars and as a percentage of sales for each of the six month periods ended July 31, 2004 and 2005 were as follows:

                                                   Six months                         Six months
                                                     ended                               ended
                                                   July 31, 2004    % of sales        July 31, 2005     % of sales
                                                 ------------------------------------------------------------------
                                                                        (In thousands)

Sales                                              $     454,822         100.0%     $     558,636            100.0%
Cost of sales                                            182,716          40.2%           220,949             39.6%
                                                   --------------                   --------------
Gross margin                                             272,106          59.8%           337,687             60.4%

Operating expenses:
Research and development, net                            112,069          24.6%           128,184             22.9%
Selling, general and administrative                      140,002          30.8%           165,483             29.6%
In-process research and development and other
acquisition-related charges                                4,635           1.0%                 -                 -
Workforce reduction, restructuring and
impairment charges (credits)                                 164           0.0%             (253)              0.0%
                                                   --------------                   --------------

Income from operations                                    15,236           3.3%            44,273              7.9%

Interest and other income, net                            15,429           3.4%            34,317              6.1%
                                                   --------------                   --------------

Income before income tax provision,
minority interest and equity in the earnings
(losses) of affiliates                                    30,665           6.7%            78,590             14.1%

Income tax provision                                       5,160           1.1%            11,180              2.0%

Minority interest and equity in the earnings
(losses) of affiliates                                    (5,177)         (1.1)%           (8,335)            (1.5)%
                                                   --------------                   --------------

Net income                                         $      20,328           4.5%     $      59,075             10.6%
                                                   ==============                   ==============

INTRODUCTION

           As explained in greater detail in "Certain Trends and Uncertainties", the Company's two business units serving telecommunications markets are operating within an industry that has been experiencing a challenging capital spending environment, although there is evidence of recent improvement. Both business units generated operating and net income during the three and six month periods ended July 31, 2005, with CNS achieving year over year revenue, operating income and net income growth during the periods. Verint, which services the security and business intelligence markets, achieved record revenue, operating income and net income during the three and six month periods ended July 31, 2005. Overall, for the three and six month periods ended July 31, 2005, the Company experienced year over year sales growth of approximately 22.5% and 22.8%, respectively, and sequential sales growth for the three month period of approximately 4.8%, with a substantial majority of sales generated from activities serving the telecommunications industry. The Company generated operating and net income for the three and six month periods ended July 31, 2005.

THREE MONTH AND SIX MONTH PERIODS ENDED JULY 31, 2005
COMPARED TO THREE MONTH AND SIX MONTH PERIODS ENDED JULY 31, 2004

           Sales. Sales for the three and six month periods ended July 31, 2005 increased by approximately $52.4 million, or 22%, and $103.8 million, or 23%, respectively, compared to the three and six month periods ended July 31, 2004. These increases are primarily attributable to an increase in sales in the Company's CNS and security and business intelligence units, partially offset by a small decrease in sales in the Company's service enabling signaling software unit. CNS sales increased by approximately $38.9 million and $73.7 million, respectively, during the three and six month periods ended July 31, 2005, due primarily to increased sales in Europe. Security and business intelligence sales increased by approximately $14.5 million and $29.9 million, respectively, and service enabling signaling software sales decreased by approximately $1.0 million and $0.1 million, respectively, during the three and six month periods ended July 31, 2005. On a consolidated basis, sales to customers in North America represented approximately 26% and 28% of total sales for the three month periods ended July 31, 2005 and 2004, respectively, and 27% and 34% of total sales for the six month periods ended July 31, 2005 and 2004, respectively.

           Cost of Sales. Cost of sales for the three and six month periods ended July 31, 2005 increased by approximately $21.4 million, or 23%, and $38.2 million, or 21%, respectively, compared to the three and six month periods ended July 31, 2004. The increase in cost of sales for the three and six month periods is primarily attributable to (i) increased materials and overhead costs, net of overhead absorption, of approximately $8.1 million and $16.5 million, respectively, due primarily to increased sales; (ii) decreased recoveries of doubtful debts, which decreased from approximately $4.6 million and $9.2 million for the three and six month periods ended July 31, 2004 to approximately $0.0 million and $0.5 million for the three and six month periods ended July 31, 2005, for period over period decreases of approximately $4.6 million and $8.7 million, respectively; (iii) increased personnel-related costs of approximately $2.8 million and $6.8 million, respectively; (iv) an increase of approximately $3.2 million for each of the three and six month periods ended July 31, 2005, representing an allocation from research and development departments to cost of sales for projects with significant customization requirements; (v) increased subcontractor costs of approximately $2.0 million and $3.0 million, respectively; and (vi) net increase in other costs of approximately $0.7 million for the three month period. Gross margins for the three and six month periods ended July 31, 2005 were approximately 59.9% and 60.4% compared to approximately 60.1% and 59.8% in the corresponding 2004 periods.

           Research and Development, Net. Net research and development expenses for the three and six month periods ended July 31, 2005 increased by approximately $6.9 million, or 12%, and $16.1 million, or 14%, respectively, compared to the three and six month periods ended July 31, 2004. However, net research and development expenses as a percentage of sales decreased to approximately 22.2% and 22.9% in the 2005 periods from approximately 24.2% and 24.6% in the 2004 periods. The increase in the dollar amount of net research and development expenses for the three and six month periods is primarily attributable to (i) increased personnel-related costs of approximately $4.2 million and $8.5 million, respectively; (ii) increased subcontractor costs of approximately $3.0 million and $4.5 million, respectively; (iii) increased overhead allocation of approximately $1.4 million and $3.8 million, respectively; (iv) increased travel costs of approximately $0.6 million and $1.4 million, respectively; and (v) a net increase in various other costs of approximately $0.9 million and $1.1 million, respectively. Such increases were partially offset by a decrease of approximately $3.2 million for each of the three and six month periods ended July 31, 2005, representing an allocation from research and development departments to cost of sales for projects with significant customization requirements.

           Selling, General and Administrative. Selling, general and administrative expenses for the three and six month periods ended July 31, 2005 increased by approximately $11.9 million, or 17%, and $25.5 million, or 18%, respectively, compared to the three and six month periods ended July 31, 2004. However, selling, general and administrative expenses as a percentage of sales decreased to approximately 29.2% and 29.6% in the 2005 periods from approximately 30.6% and 30.8% in the 2004 periods. The increase in the dollar amount of selling, general and administrative expenses for the three month period is primarily due to increased personnel-related costs of approximately $7.6 million, increased net bad debt expense of approximately $2.0 million, which included recoveries of doubtful debts of approximately $0.7 million and $1.3 million for the three month periods ended July 31, 2004 and 2005, respectively, increased travel costs of approximately $1.5 million, increased marketing materials of approximately $1.1 million and a net increase in various other costs of approximately $1.0 million, partially offset by a decrease of approximately $1.3 million due to increased allocations to other expense categories. The increase in the dollar amount of selling, general and administrative expenses for the six month period is primarily due to increased personnel-related costs of approximately $15.5 million, increased travel costs of approximately $3.2 million, increased net bad debt expense of approximately $2.3 million, which included recoveries of doubtful debts of approximately $5.2 million and $2.2 million for the six month periods ended July 31, 2004 and 2005, respectively, increased rent and utilities of approximately $2.0 million, increased marketing materials of approximately $2.0 million, increased employee and agent sales commissions of approximately $2.0 million and a net increase in various other costs of approximately $2.3 million, partially offset by a decrease of approximately $3.8 million due to increased allocations to other expense categories.

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

           Workforce reduction, restructuring and impairment charges (credits). During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with the restructuring, the Company changed its organizational structure and product offerings, resulting in the impairment of certain assets. In connection with these actions, during the three and six month periods ended July 31, 2004, the Company incurred net charges (credits) to operations of approximately $(0.5) million and $0.2 million, respectively. During the three and six month periods ended July 31, 2005, the Company incurred net credits to operations of approximately $0.1 million and $0.3 million, respectively, due primarily to the reversal of previously taken restructuring charges pertaining to excess severance and related costs and excess facilities and related costs, the latter primarily as a result of the sublet of a portion of the excess facilities. The Company expects to pay out approximately $19.1 million for facilities and related obligations at various dates through January 2011.

           Interest and Other Income, Net. Interest and other income, net, for the three and six month periods ended July 31, 2005 increased by approximately $13.1 million and $18.9 million, respectively, compared to the three and six month periods ended July 31, 2004. The principal reasons for the increase are
(i) increased interest and dividend income of approximately $9.3 million and $16.0 million, respectively, due primarily to the rise in interest rates; and
(ii) an increase in the net gains from the sale and write-down of investments of approximately $6.7 million and $8.1 million, respectively. Such items were partially offset by (i) a change in foreign currency gains/losses of approximately $2.6 million and $4.6 million, respectively; (ii) a decrease in the gain recorded as a result of the Company's repurchases of its Debentures of approximately $0.1 million and $0.3 million, respectively; and (iii) other net decreases of approximately $0.2 million and $0.3 million, respectively.

           Income Tax Provision. Provision for income taxes for the three and six month periods ended July 31, 2005 increased by approximately $2.6 million and $6.0 million, respectively, compared to the three and six month periods ended July 31, 2004, due primarily to increased pre-tax income accompanied by shifts in the underlying mix of pre-tax income by entity and tax jurisdiction. The Company's effective tax rate for each of the three and six month periods ended July 31, 2005 was approximately 14% compared to approximately 18% and 17% in the corresponding 2004 periods. The Company's overall rate of tax is reduced significantly by the existence of net operating loss carryforwards for Federal income tax purposes in the United States, as well as the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           Minority Interest and Equity in the Earnings (Losses) of Affiliates. Minority interest and equity in the earnings (losses) of affiliates for the three and six month periods ended July 31, 2005 increased by approximately $0.8 million and $3.2 million, respectively, as a result of increased minority interest expense of approximately $0.7 million and $2.8 million, respectively, primarily attributable to overall increased earnings at majority-owned subsidiaries, and a change in equity in the earnings (losses) of affiliates of approximately $0.1 million and $0.4 million, respectively.

           Net Income. Net income for the three and six month periods ended July 31, 2005 increased by approximately $21.5 million and $38.7 million, respectively, compared to the three and six month periods ended July 31, 2004, and as a percentage of sales increased to approximately 12.2% and 10.6% for the 2005 periods from approximately 5.7% and 4.5% in the corresponding 2004 periods. These variances resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at July 31, 2005 and January 31, 2005 was approximately $2,266.6 million and $2,156.9 million, respectively. At July 31, 2005 and January 31, 2005, the Company had total cash and cash equivalents, bank time deposits and short-term investments of approximately $2,293.2 million and $2,249.6 million, respectively.

           Operations for the six month periods ended July 31, 2005 and 2004, after adjustment for non-cash items, provided cash of approximately $99.0 million and $64.8 million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $(75.7) million and $(11.1) million, respectively. This resulted in net cash provided by operating activities of approximately $23.3 million and $53.7 million, respectively.

           Investing activities for the six month periods ended July 31, 2005 and 2004 used cash of approximately $(104.7) million and $(26.7) million, respectively. These amounts include (i) net maturities and sales (purchases) of bank time deposits and investments of approximately $(73.3) million and $34.7 million, respectively; (ii) purchases of property and equipment of approximately $(29.7) million and $(23.3) million, respectively; (iii) capitalization of software development costs of approximately $(2.1) million and $(2.0) million, respectively; (iv) net assets acquired as a result of an acquisition during the six month period ended July 31, 2004 of approximately $(36.1) million; and (v) other, net of approximately $0.3 million for the six month period ended July 31, 2005.

           Financing activities for the six month periods ended July 31, 2005 and 2004 provided cash of approximately $30.2 million and $1.7 million, respectively. These amounts include (i) repurchases of Debentures of approximately $(36.9) million during the six month period ended July 31, 2004;
(ii) net proceeds from the issuance of stock in connection with the exercise of stock options and employee stock purchase plans and the sale of stock by Company subsidiaries of approximately $30.6 million and $38.8 million, respectively, and
(iii) other, net of approximately $(0.5) million and $(0.3) million, respectively.

           During the second quarter of fiscal year 2005, the closing price per share on at least 20 trading days in the 30 consecutive trading-day period ending on July 31, 2005 was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS are convertible into cash and/or the Company's common stock at the option of the holders during the third fiscal quarter of 2005. As of July 31, 2005, there were approximately $2.3 million of Existing ZYPS outstanding and $417.7 million of New ZYPS outstanding.

           During the three and six month periods ended July 31, 2004, the Company acquired, in open market purchases, approximately $7.0 million and $37.5 million of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $0.1 million and $0.3 million, respectively. These gains are included in `Interest and other income, net' in the Condensed Consolidated Statements of Income. The Company did not acquire any of the Debentures during the three and six month periods ended July 31, 2005. As of July 31, 2005, the Company had outstanding Debentures of approximately $87.3 million, included in the current liabilities section of the Condensed Consolidated Balance Sheets.

           On September 1, 2005, Verint, through a newly-formed subsidiary, acquired certain of the assets and liabilities of The Opus Group, LLC, a privately-held provider of performance analytics solutions for contact centers and back office operations. The acquisition extends Verint's ability to help its customers generate actionable intelligence and enhance the effectiveness of their contact center and back office operations. The purchase price consisted of $12.0 million in cash at closing and additional earn-out payments over two years based on certain profitability targets.

           On September 7, 2005, Verint entered into a definitive agreement with MultiVision to acquire substantially all of its networked video security business. Under the agreement, Verint would pay approximately $48.0 million, subject to certain adjustments. The consideration will consist of cash, provided that, at Verint's sole option, it may substitute shares of its common stock for up to 70% of the adjusted purchase price paid at closing. The number of shares, if any, to be issued in connection with the acquisition will be determined by Verint not less than 4 business days prior to the closing of the transaction. The acquisition is expected to close in mid-December, subject to a number of conditions, including approval by MultiVision shareholders.

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

           To the extent that the Company's customer base consolidates as a result of the announcements of several mergers in the telecommunications industry, the Company may have an increased dependence on a smaller number of customers who may be able to exert increased pressure on the Company's prices and contractual terms in general. Consolidation also may result in the loss of both existing and potential customers of the Company.

           The Company has experienced declines in revenue from some of its traditional products sold to TSPs compared with prior years. The Company has executed a strategy to capitalize on growth opportunities in new and emerging products to offset such declines. While certain of these new products have met with initial success, it is unclear whether they will be widely adopted by the Company's customers and TSPs in general. Any increases in revenue from these new products also may not exceed declines the Company may experience in revenue from the sale of its traditional products. If revenue from sales of its traditional products declines faster than revenue from new products increases, the Company's revenue and operating results will be adversely affected.

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

           In May 2003, the Company issued $420,000,000 aggregate principal amount of Zero Yield Puttable Securities ("ZYPS") (the "Existing ZYPS"). On January 26, 2005, the Company completed an offer to the holders of the outstanding Existing ZYPS to exchange the Existing ZYPS for new ZYPS (the "New ZYPS") in response to EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"). Of the $420,000,000 worth of Existing ZYPS outstanding prior to the exchange offer, approximately $417,700,000 aggregate principal amount representing approximately 99.5% of the original issue of Existing ZYPS were validly tendered in exchange for an equal principal amount of New ZYPS. Both the Existing ZYPS and the New ZYPS have a conversion price of $17.97 per share. Under EITF 04-8, the Company is not required to include any shares issuable upon conversion of the New ZYPS issued in the exchange offer in its diluted shares outstanding unless the market price of the Company's common stock exceeds the conversion price, and would then only have to include that number of shares as would then be issuable based upon the in-the-money value of the conversion rights under the New ZYPS. Therefore, the New ZYPS are dilutive in calculating diluted earnings per share if the Company's common stock is trading above $17.97 to the extent of the number of shares the Company would be required to issue to satisfy a conversion right of the New ZYPS over and above $417,652,000, as of July 31, 2005. The Existing ZYPS are immediately dilutive in calculating diluted earnings per share to the extent of the full number of shares underlying the Existing ZYPS. The Company cannot ensure that sufficient funds will be available at the time of payment required on the Existing ZYPS and/or the New ZYPS or that the Company will be able to arrange financing to make any such required cash payments.

           During the second quarter of fiscal year 2005, the closing price per share on at least 20 trading days in the 30 consecutive trading-day period ending on July 31, 2005, was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS are convertible into cash and/or the Company's common stock at the option of the holders during the third fiscal quarter of 2005.

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

           The telecommunications industry continues to undergo significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. The worldwide enhanced services industry is already highly competitive and the Company expects competition to intensify. The Company believes that existing competitors will continue to present substantial competition, which could result in the Company reducing its prices to remain competitive, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the enhanced services markets. Moreover, as the Company enters into new markets as a result of its own research and development efforts or acquisitions, it is likely to encounter new competitors.

           The Company's competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of the Company's competitors have, in relation to it, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. New competitors continue to emerge and there continues to be consolidation among existing competitors, which may create pricing pressure and reduce the Company's market share. In addition, some of the Company's customers may in the future decide to develop internally their own solutions instead of purchasing them from the Company. Increased competition could force the Company to lower its prices or take other actions to differentiate its products.

           The Company's recent growth in certain areas has strained its managerial and operational resources. The Company's continued growth may further strain its resources, which could hurt its business and results of operations. There can be no assurance that the Company's managers will be able to manage growth effectively. To manage future growth, the Company's management must continue to improve the Company's operational, IT and financial systems, procedures and controls and expand, train, retain and manage its employee base. If the Company's systems, procedures and controls are inadequate to support its operations, the Company's expansion could slow or come to a halt, and it could lose its opportunity to gain significant market share. Any inability to manage growth effectively could materially harm the Company's business, results of operations and financial condition.

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

           Approximately one-half of Verint's revenues are generated by sales made through strategic and technology partners, distributors, value added resellers and systems integrators. In addition, many of these sales channels also partner with Verint's competitors and may even offer the products of both Verint and its competitors when presenting bids to certain customers. Verint's ability to achieve revenue growth depends to some extent on maintaining and adding to these sales channels. If Verint's relationships with these sales channels deteriorate or terminate, Verint may lose important sales and marketing opportunities.

           A subsidiary of Verint, Verint Technology Inc. ("Verint Technology"), which markets, sells and supports its communications interception solutions to, among others, various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. To comply with the National Industrial Security Program requirements, the Company, Verint, Verint Technology and the Department of Defense entered into a proxy agreement, under which Verint, among other requirements, appointed three U.S. citizens holding the requisite security clearances to exercise all prerogatives of ownership of Verint Technology (including, without limitation, oversight of Verint Technology's security arrangements) as holders of proxies to vote Verint Technology stock. The proxy agreement may be terminated and Verint Technology's facility security clearances may be revoked in the event of a breach of the proxy agreement, or if it is determined by the Department of Defense that termination is in the national interest. If Verint Technology's facility security clearance is revoked, Verint may lose all or a substantial portion of its sales to U.S. government agencies and its business, financial condition and results of operations would be harmed. In addition, concerns about the security of Verint or its products may materially and adversely affect Verint Technology's sales to U.S. government agencies.

           In addition to the clearances of Verint Technology, Verint maintains clearances in other countries in connection with the development, marketing and sale of its communications interception solutions. These clearances are reviewed from time to time by the applicable government agencies in these countries, and may be revoked for many reasons including, among others, a clearing agencies' objection that Verint conducts business in certain countries or Verint's status as a foreign corporation. If Verint loses clearance in any particular country, it may lose the ability to sell its communications interception solutions in that country or, in order to continue to conduct business in that country, it may have to sell through local systems integrators or distributors with clearance. This can reduce Verint's profitability on such sales, and may materially and adversely affect Verint's financial performance.

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

           Geopolitical, economic and military conditions could directly affect the Company's operations. The outbreak of diseases, such as severe acute respiratory syndrome ("SARS") or avian flu, have curtailed and may in the future curtail travel to and from certain countries. Restrictions on travel to and from these and other regions on account of additional incidents of diseases, such as SARS or avian flu, could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism around the world and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. More recently, the U.S. military involvement in overseas operations including, for example, the war in Iraq and other armed conflicts throughout the world, could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

           Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, which in the past and may in the future, lead to security and economic problems for Israel. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region can directly affect the Company's operations in Israel. From October 2000, until recently, terrorist violence in Israel increased significantly, primarily in the West Bank and Gaza Strip, and Israel has experienced terrorist incidents within its borders. There can be no assurance that the recent relative calm and renewed discussions with Palestinian representatives will continue, nor can the Company anticipate what the impact will be on Israel or the region following the recent Israeli withdrawals from the Gaza Strip and the West Bank. The Company could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees in Israel are required to perform annual compulsory military service in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations.

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

           Certain of the Company's subsidiaries currently pay royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel in consideration of benefits received under this program. Such royalty payments are currently required to be made until the government has been reimbursed the amounts received by such subsidiaries, which is linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1st of the year in which approval is obtained. As of July 31, 2005, such subsidiaries of the Company received approximately $60.2 million in cumulative grants from the OCS and recorded approximately $29.5 million in cumulative royalties to the OCS.

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

           The Company's success is dependent on recruiting and retaining key management and highly skilled technical, managerial, sales, and marketing personnel. The market for highly skilled personnel remains very competitive. The Company has in the past and may in the future experience difficulty in recruiting or retaining qualified personnel due to, among other reasons, the market demand or constraints on the Company's ability to use equity compensation due to recent changes in accounting rules. The Company's ability to attract and retain employees also may be affected by cost control actions, which in the past and may again in the future, include reductions in the Company's workforce and the associated reorganization of operations. If the costs of attracting and retaining qualified personnel increase significantly, the Company's financial results could be materially and adversely affected.

           The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. The Company is required to obtain export licenses and other authorizations from applicable governmental authorities for certain countries within which it conducts business. The failure to receive any required license or authorization would hinder the Company's ability to sell its products and could adversely affect the Company's business, results of operations and financial condition. Export laws and regulations are revised from time to time and can be extremely complex in their application, if the Company is found not to have complied with applicable export control laws, the Company may be penalized by, among other things, having its ability to receive export licenses curtailed or eliminated. The Company's failure to comply with applicable export laws would hinder its ability to sell its products and could materially and adversely affect its business, financial condition and results of operations. In addition, legal uncertainties regarding liability, compliance with local laws and regulations, local taxes, labor laws, employee benefits, currency restrictions, difficulty in accounts receivable collection, longer collection periods and other requirements may have a negative impact on the Company's operating results. Also, the Company's foreign subsidiaries hold a significant amount of cash. The repatriation of such cash to the United States is subject to withholding tax, which would reduce the total amount of cash the Company would receive if such cash is repatriated into the United States.

           In August 2005, the Waste Electrical and Electronic Equipment Directive (the "WEEE Directive") became effective in the European Union. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment sold within the European Union. In July 2006, the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the "RoHS Directive") will become effective in the European Union. The RoHS Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium, and certain flame retardants, in the construction of component parts of certain electrical and electronic equipment sold within the European Union. The Company is currently making preparations to comply with these directives to the extent applicable to the hardware contained in its solutions. As part of this process, the Company will need to ensure that it has a supply of compliant components from its suppliers. Ensuring compliance with these directives and integrating compliance activities with suppliers will result in additional costs to the Company and may result in disruptions to operations. The Company cannot currently estimate the extent of such additional costs or potential disruptions. However, to the extent that any such costs or disruptions are substantial, the Company's financial results could be materially and adversely affected.

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

           The Company operates internationally and is therefore exposed to potentially adverse movements in foreign currency exchange rates. The primary currencies that the Company is exposed to are the Euro and the Israeli Shekel. The Company may, from time to time, use foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of its products in foreign currency, primarily the Euro, will be adversely affected by changes in exchange rates. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. As of July 31, 2005, the Company had approximately $42.1 million of notional amount of foreign exchange future and forward contracts to sell Euros with a fair value of approximately $0.2 million with an original maturity of up to three months. Neither a 10% increase nor decrease from current exchange rates would have a material effect on the Company's consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of July 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of July 31, 2005.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended July 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           At the Company's annual meeting of shareholders held on June 16, 2005, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders:

           1. The election of seven directors to serve as the Board of Directors of the Company until the next annual meeting of shareholders and the election of their qualified successors.

           2. A proposal to adopt the Company's 2005 Stock Incentive Compensation Plan, under which up to 6,000,000 shares of the Company's common stock, par value $.10 per share, may be issued as equity-based compensation to employees, directors and consultants of the Company and its subsidiaries and affiliates.

           3. A proposal to ratify the engagement of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the year ending January 31, 2006.

           The nominees for directors were elected based upon the following votes:

          Nominee                    Votes For              Votes Withheld

        Kobi Alexander              175,052,459                7,589,858

        Raz Alon                    179,991,259                2,651,058

        Itsik Danziger              167,938,697               14,703,620

        John H. Friedman            175,768,719                6,873,598

        Ron Hiram                   176,784,612                5,857,705

        Sam Oolie                   175,754,109                6,888,208

        William F. Sorin            170,127,734               12,514,583

           The adoption of the Company's 2005 Stock Incentive Compensation Plan was approved as follows:

          136,812,771    Votes for Approval

           25,427,296    Votes Against

            1,040,568    Abstentions

           The ratification of the engagement of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the year ending January 31, 2006 was approved as follows:

          180,098,846    Votes for Approval

            1,597,816    Votes Against

              945,554    Abstentions


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


                                                 COMVERSE TECHNOLOGY, INC.


Dated:    September 8, 2005                      /s/ Kobi Alexander
                                                 -------------------------------
                                                 Kobi Alexander
                                                 Chairman of the Board
                                                 and Chief Executive Officer


Dated:    September 8, 2005                      /s/ David Kreinberg
                                                 -------------------------------
                                                 David Kreinberg
                                                 Executive Vice President
                                                 and Chief Financial Officer