Form 10-Q
period 2005-10-31
COMVERSE TECHNOLOGY INC/NY/
filed 2005-12-12
CIK 803014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2005

                                       or

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

                                         [X] Yes          [_] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                         [_] Yes          [X] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
       The number of shares outstanding of the registrant's common stock, par value $0.10 per share, as of December 1, 2005 was 202,004,846.

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

  1.    Condensed Consolidated Balance Sheets as
        of January 31, 2005 and October 31, 2005                            2

  2.    Condensed Consolidated Statements of Income
        for the Three and Nine Month Periods Ended
        October 31, 2004 and October 31, 2005                               3

  3.    Condensed Consolidated Statements of Cash Flows
        for the Nine Month Periods Ended
        October 31, 2004 and October 31, 2005                               4

  4.    Notes to Condensed Consolidated Financial
        Statements                                                          5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                      18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.         45

ITEM 4. CONTROLS AND PROCEDURES.                                            45

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.                                                  46

ITEM 6. EXHIBITS.                                                           46

SIGNATURES                                                                  47

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      January 31,             October 31,
                                                                                         2005*                    2005
                                                                                                              (Unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                        $    721,350             $    656,105
   Bank time deposits and short-term investments                                       1,528,280                1,668,941
   Accounts receivable, net                                                              199,571                  278,958
   Inventories                                                                           107,552                  131,273
   Prepaid expenses and other current assets                                              70,335                   99,212
                                                                                    -------------            -------------
TOTAL CURRENT ASSETS                                                                   2,627,088                2,834,489
PROPERTY AND EQUIPMENT, net                                                              122,174                  125,906
OTHER ASSETS                                                                             176,024                  168,446
                                                                                    -------------            -------------
TOTAL ASSETS                                                                        $  2,925,286             $  3,128,841
                                                                                    =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                            $    273,861             $    304,791
   Convertible debt                                                                       87,253                   87,253
   Bank loans and other debt                                                                 660                    8,836
   Advance payments from customers                                                       108,381                  119,183
                                                                                    -------------            -------------
TOTAL CURRENT LIABILITIES                                                                470,155                  520,063
CONVERTIBLE DEBT                                                                         420,000                  419,834
OTHER LIABILITIES                                                                         45,277                   35,322
                                                                                    -------------            -------------
TOTAL LIABILITIES                                                                        935,432                  975,219
                                                                                    -------------            -------------
MINORITY INTEREST                                                                        195,825                  217,357
                                                                                    -------------            -------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value -
     authorized, 600,000,000 shares;
     issued and outstanding, 198,878,553 and 201,861,450 shares                           19,887                   20,186
   Additional paid-in capital                                                          1,284,298                1,327,211
   Unearned stock compensation                                                           (14,432)                 (18,000)
   Retained earnings                                                                     497,229                  594,599
   Accumulated other comprehensive income                                                  7,047                   12,269
                                                                                    -------------            -------------
TOTAL STOCKHOLDERS' EQUITY                                                             1,794,029                1,936,265
                                                                                    -------------            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  2,925,286             $  3,128,841
                                                                                    =============            =============

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

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED

                                                                               OCTOBER 31,   OCTOBER 31,  OCTOBER 31,    OCTOBER 31,

                                                                                  2004          2005          2004           2005
      Sales                                                                   $  245,479    $  298,966    $  700,301    $  857,602
      Cost of sales                                                               96,936       121,080       279,652       342,029
                                                                              -----------   -----------   -----------   -----------
      Gross margin                                                               148,543       177,886       420,649       515,573

      Operating expenses:
           Research and development, net                                          60,782        65,574       172,851       193,758
           Selling, general and administrative                                    73,767        84,758       213,769       250,241
           In-process research and development and other
                acquisition-related charges                                            -             -         4,635             -
           Workforce reduction, restructuring and impairment
                charges (credits)                                                   (102)            -            62          (253)
                                                                              -----------   -----------   -----------   -----------

      Income from operations                                                      14,096        27,554        29,332        71,827

      Interest and other income, net                                               9,541        23,132        24,970        57,449
                                                                              -----------   -----------   -----------   -----------

      Income before income tax provision, minority interest
           and equity in the earnings (losses) of affiliates                      23,637        50,686        54,302       129,276

      Income tax provision                                                         4,051         6,401         9,211        17,581

      Minority interest and equity in the earnings (losses) of affiliates         (3,627)       (5,990)       (8,804)      (14,325)
                                                                              -----------   -----------   -----------   -----------

      Net income                                                              $   15,959    $   38,295    $   36,287    $   97,370
                                                                              ===========   ===========   ===========   ===========

      Earnings per share:
      Basic                                                                   $     0.08    $     0.19    $     0.19    $     0.49
                                                                              ===========   ===========   ===========   ===========
      Diluted                                                                 $     0.08    $     0.18    $     0.18    $     0.45
                                                                              ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                   COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       NINE MONTHS ENDED

                                                                                   OCTOBER 31,    OCTOBER 31,
                                                                                       2004           2005
Cash flows from operating activities:
  Net income                                                                        $  36,287      $  97,370
  Adjustments to reconcile net income to net cash provided
       by operating activities:
      Depreciation and amortization                                                    49,818         46,990
      Minority interest                                                                 8,766         13,409
      Operating asset write-downs and impairments                                       8,577          1,958
  Changes in operating assets and liabilities:
      Accounts receivable, net                                                        (56,593)       (78,681)
      Inventories                                                                     (32,655)       (24,999)
      Prepaid expenses and other current assets                                       (13,608)       (30,246)
      Accounts payable and accrued expenses                                            49,593         28,485
      Advance payments from customers                                                  13,904         10,802
      Other, net                                                                        2,208         (8,012)
                                                                                    ----------     ----------
Net cash provided by operating activities                                              66,297         57,076
                                                                                    ----------     ----------

Cash flows from investing activities:
      Maturities and sales (purchases) of bank time deposits
       and investments, net                                                           (33,060)      (108,875)
      Purchase of property and equipment                                              (33,023)       (40,455)
      Capitalization of software development costs                                     (3,165)        (3,002)
      Acquisitions, net of cash acquired                                              (45,389)       (11,533)
      Other, net                                                                            -           (223)
                                                                                    ----------     ----------
Net cash used in investing activities                                                (114,637)      (164,088)


Cash flows from financing activities:
      Repurchase of convertible debt                                                  (36,873)             -
      Net proceeds from issuance of stock                                              61,395         42,569
      Other, net                                                                         (396)          (802)
                                                                                    ----------     ----------
Net cash provided by financing activities                                              24,126         41,767
                                                                                    ----------     ----------

Net decrease in cash and cash equivalents                                             (24,214)       (65,245)
Cash and cash equivalents, beginning of period                                        623,063        721,350
                                                                                    ----------     ----------
Cash and cash equivalents, end of period                                            $ 598,849      $ 656,105
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

           The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2005. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine month periods ended October 31, 2005 are not necessarily indicative of the results to be expected for the full year.

           RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the presentation in the current year.

           In connection with the preparation of its Annual Report on Form 10-K for the year ended January 31, 2005, the Company concluded that it was appropriate to classify investments in Auction Rate Securities ("ARS") as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has revised the classification to report these securities as short-term investments in its (condensed) consolidated balance sheets for all periods prior to January 31, 2005, and has reclassified approximately $1,180,934,000 of investments in ARS as of October 31, 2004, that were previously included in cash and cash equivalents to short-term investments.

           The Company has also revised the presentation of the Condensed Consolidated Statements of Cash Flows for the nine month period ended October 31, 2004 to reflect the purchases and sales of ARS as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the year ended January 31, 2005. In the previously reported Condensed Consolidated Statements of Cash Flows for the nine month period ended October 31, 2004, net cash used in investing activities related to these short-term investments of approximately $273,002,000 were included in cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Condensed Consolidated Statements of Cash Flows or previously reported Condensed Consolidated Statements of Income for any period.

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

           The Company and one of its subsidiaries have granted shares of restricted stock to certain key employees. Stock-based employee compensation expense relating to restricted stock for the three month periods ended October 31, 2004 and 2005, of approximately $433,000 and $1,123,000, respectively, and for the nine month periods ended October 31, 2004 and 2005, of approximately $1,297,000 and $3,212,000, respectively, is included in `Selling, general and administrative' expenses in the Condensed Consolidated Statements of Income.

           The Company estimated the fair value of employee stock options utilizing the Black-Scholes option valuation model, using appropriate assumptions, as required under accounting principles generally accepted in the United States of America. Beginning with options granted in the quarter ended October 31, 2005, the Company used the implied volatility for two year traded options on the Company's stock as the expected volatility assumption required in the Black-Scholes model. Prior to this, the Company had used its historical stock price volatility. The selection of the implied volatility approach was based upon the availability of traded options on the Company's stock and the Company's assessment that implied volatility is a better indicator of expected volatility than historical volatility.

           The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for all periods:

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     OCTOBER 31,                    OCTOBER 31,
                                              -------------------------------------------------------

                                                 2004            2005         2004            2005
                                                 ----            ----         ----            ----
                                                     (In thousands)               (In thousands)

  Net income, as reported                     $  15,959       $  38,295    $  36,287       $  97,370

  Deduct: Total stock-based employee
  compensation cost for stock options
  determined under fair value based
  method for all awards, net of related
  tax effects                                   (22,604)         (8,944)     (92,749)        (26,219)
                                              ----------      ----------   ----------      ----------

  Pro forma net income (loss)                 $  (6,645)      $  29,351    $ (56,462)      $  71,151
                                              ==========      ==========   ==========      ==========

  Earnings (loss) per share:

  Basic - as reported                         $    0.08       $    0.19    $    0.19       $    0.49
  Basic - pro forma                           $   (0.03)      $    0.15    $   (0.29)      $    0.36

  Diluted - as reported                       $    0.08       $    0.18    $    0.18       $    0.45
  Diluted - pro forma                         $   (0.03)      $    0.13    $   (0.29)      $    0.33

           INVENTORIES. The composition of inventories at January 31, 2005 and October 31, 2005 is as follows:

                                                JANUARY 31,     OCTOBER 31,
                                                   2005            2005
                                                      (In thousands)

                      Raw materials            $   34,364      $   35,712
                      Work in process              23,640          28,228
                      Finished goods               49,548          67,333
                                               -----------     -----------
                                               $  107,552      $  131,273
                                               ===========     ===========


           RESEARCH AND DEVELOPMENT EXPENSES. A significant portion of the Company's research and development operations are located in Israel where certain of the Company's subsidiaries derive benefits from participation in conditional programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. Certain of the

Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the funding organization reimburses a portion of the Company's research and development expenditures under approved project budgets. Certain of the Company's subsidiaries accrue royalties to the OCS for the sale of products incorporating technology developed in these projects up to the amount of such funding. As of October 31, 2005, such subsidiaries of the Company received approximately $62,500,000 in cumulative grants from the OCS and recorded approximately $31,200,000 in cumulative royalties to the OCS. The terms of the conditional grants limit those subsidiaries' abilities to manufacture products outside of Israel if such products or technologies were developed using these grants. Other reimbursements of research and development expenses may also be obtained. Total amounts reimbursed, primarily by the OCS, for the three month periods ended October 31, 2004 and 2005 were approximately $2,319,000 and $2,718,000, respectively, and for the nine month periods ended October 31, 2004 and 2005 were approximately $7,143,000 and $6,915,000, respectively.


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

           The New ZYPS have substantially similar terms as the Existing ZYPS, except that the New ZYPS (i) have a net share settlement feature, (ii) allow the Company to redeem some or all of the New ZYPS at any time on or after May 15, 2009 (rather than May 15, 2008 as provided for in the Existing ZYPS) and (iii) allow the holders of the New ZYPS to require the Company to repurchase their New ZYPS for cash on each of May 15, 2008, 2009, 2013 and 2018. The net share settlement feature of the New ZYPS provides that, upon conversion, the Company would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New ZYPS being converted, which is $417,608,000 as of October 31, 2005, and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of the Company's common stock (the "New Conversion Method").

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

           Under EITF 04-8, the Company is not required to include any shares issuable upon conversion of the New ZYPS issued in the exchange offer in its diluted shares outstanding unless the market price of the Company's common stock exceeds the conversion price, and would then only have to include that number of shares as would then be issuable based upon the in-the-money value of the conversion rights under the New ZYPS. Therefore, the New ZYPS are dilutive in calculating diluted earnings per share if the Company's common stock is trading above $17.97 to the extent of the number of shares the Company would be required to issue to satisfy a conversion right of the New ZYPS over and above $417,608,000, as of October 31, 2005. This resulted in additional share dilution in calculating diluted earnings per share of approximately 349,000 and 6,899,000 for the three month periods ended October 31, 2004 and 2005, respectively, and approximately 258,000 and 6,175,000 for the nine month periods ended October 31, 2004 and 2005, respectively. The Existing ZYPS are immediately dilutive in calculating diluted earnings per share to the extent of the full number of shares underlying the Existing ZYPS, which for the three month periods ended October 31, 2004 and 2005 was approximately 129,000 and 124,000 shares, respectively, and for the nine month periods ended October 31, 2004 and 2005 was approximately 129,000 and 124,000 shares, respectively. These shares are deemed to be outstanding for the purpose of calculating diluted earnings per share, whether or not the Existing ZYPS may be converted pursuant to their terms, and therefore decreases the Company's diluted earnings per share.

           The adoption of EITF 04-8 did not have an effect on reported diluted earnings (loss) per share for any prior periods presented. Although the diluted share count for the three and nine month periods ended October 31, 2004 increased by approximately 478,000 and 387,000 shares, respectively, from the amount previously reported due to the adoption of EITF 04-8, the additional shares did not change the reported diluted earnings per share of $0.08 and $0.18 for the three and nine month periods ended October 31, 2004, respectively.

           During the fourth quarter of fiscal year 2004 and the first and second quarters of fiscal year 2005, the closing price per share on at least 20 trading days in the 30 consecutive trading-day periods ending on January 31, 2005, on April 30, 2005 and on July 31, 2005, respectively, was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS were convertible into cash and/or the Company's common stock at the option of the holders during the first, second and third fiscal quarters of 2005. During the three and nine month periods ended October 31, 2005, the holders converted $29,000 and $84,000 of the Existing ZYPS, respectively, and $44,000 and $82,000 of the New ZYPS, respectively. As of October 31, 2005, there were $2,226,000 of Existing ZYPS outstanding and $417,608,000 of New ZYPS outstanding.

           During the third quarter of fiscal year 2005, the closing price per share on at least 20 trading days in the 30 consecutive trading-day period ending on October 31, 2005 was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS are convertible into cash and/or the Company's common stock at the option of the holders during the fourth fiscal quarter of 2005.

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

           During the three and nine month periods ended October 31, 2004, the Company acquired, in open market purchases, $0 and $37,470,000 of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $0 and $341,000, respectively. These gains are included in `Interest and other income, net' in the Condensed Consolidated Statements of Income. The Company did not acquire any of the Debentures during the three and nine month periods ended October 31, 2005. As of October 31, 2005, the Company had outstanding Debentures of $87,253,000, included in the current liabilities section of the Condensed Consolidated Balance Sheets. On December 1, 2005, the maturity date, the Company paid off the outstanding Debentures.

           EARNINGS PER SHARE. The computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation of earnings per share for the three and nine month periods ended October 31, 2004 and 2005 is as follows:

                                        THREE MONTHS ENDED                            THREE MONTHS ENDED
                                         OCTOBER 31, 2004                              OCTOBER 31, 2005
                                         ----------------                              ----------------
                                   Net                    Per Share            Net                     Per Share
                                 Income        Shares       Amount           Income        Shares        Amount
                                 ------        ------       ------           ------        ------        ------
                                                      (In thousands, except per share data)

BASIC EPS
---------
Net income                      $ 15,959      196,077       $ 0.08           $ 38,295      200,766       $ 0.19
                                                            =======                                      =======

EFFECT OF DILUTIVE
SECURITIES
----------
New and Existing ZYPS                             478                                        7,023
Options                                         6,054                                        7,500
Restricted Stock                                  314                                          694
Subsidiary options                  (283)                                        (305)
                             -----------------------------------------   -------------------------------------------

DILUTED EPS                     $ 15,676      202,923       $ 0.08           $ 37,990      215,983       $ 0.18
                                =========    =========      =======          =========    =========      =======


                                        NINE MONTHS ENDED                             NINE MONTHS ENDED
                                         OCTOBER 31, 2004                              OCTOBER 31, 2005
                                         ----------------                              ----------------
                                   Net                    Per Share            Net                     Per Share
                                 Income        Shares       Amount           Income        Shares        Amount
                                 ------        ------       ------           ------        ------        ------
                                                      (In thousands, except per share data)

BASIC EPS
---------
Net income                      $ 36,287      195,452       $ 0.19           $ 97,370      199,847       $ 0.49
                                                            =======                                      =======

EFFECT OF DILUTIVE
SECURITIES
----------
New and Existing ZYPS                             387                                        6,299
Options                                         6,181                                        7,431
Restricted Stock                                  314                                          659
Subsidiary options                  (649)                                        (779)
                             -----------------------------------------   -------------------------------------------

DILUTED EPS                     $ 35,638      202,334       $ 0.18           $ 96,591      214,236       $ 0.45
                                =========    =========      =======          =========    =========      =======

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

           COMPREHENSIVE INCOME. Total comprehensive income was approximately $18,921,000 and $37,567,000 for the three month periods ended October 31, 2004 and 2005, respectively, and approximately $34,324,000 and $102,592,000 for the nine month periods ended October 31, 2004 and 2005, respectively. The elements of comprehensive income (loss) include net income (loss), unrealized gains/losses on available for sale securities and foreign currency hedges, and foreign currency translation adjustments.

           WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES (CREDITS). During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program, including changes to its organizational structure and product offerings, to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with these actions, during the four year period ended January 31, 2005, the Company incurred net charges to operations primarily pertaining to severance and other related costs, the elimination of excess facilities and related leasehold improvements and the write-off of certain property and equipment and other impaired assets. During the nine month period ended October 31, 2005, the Company incurred a net credit to operations of approximately $253,000 due primarily to the reversal of previously taken restructuring charges pertaining to excess severance and related costs and excess facilities and related costs, the latter primarily as a result of the sublet of a portion of the excess facilities.

           As of October 31, 2005, the Company had an accrual of approximately $18,498,000 relating to workforce reduction and restructuring. A roll-forward of the workforce reduction and restructuring accrual from February 1, 2005 is as follows:

                                                    WORKFORCE
                                 ACCRUAL            REDUCTION,                        ACCRUAL
                                BALANCE AT         RESTRUCTURING                     BALANCE AT
                                FEBRUARY 1,        & IMPAIRMENT        CASH          OCTOBER 31,
                                   2005              CREDITS         PAYMENTS           2005
                                ---------           ---------        ---------       ----------
                                                         (IN THOUSANDS)

Severance and related           $    121            $   (121)        $      -        $       -
Facilities and related            21,482                (132)           2,852           18,498
                                ---------           ---------        ---------       ----------
Total                           $ 21,603            $   (253)        $  2,852        $  18,498
                                =========           =========        =========       ==========

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

           The table below presents information about sales, income (loss) from operations and segment assets as of and for the three and nine month periods ended October 31, 2004 and 2005:

                                                       Service
                                        Comverse       Enabling     Security and
                                         Network       Signaling      Business                    Reconciling      Consolidated
                                         Systems       Software     Intelligence   All Other        Items            Totals
                                         -------       --------     ------------   ---------        -----            ------

THREE MONTHS ENDED OCTOBER 31, 2004:

Sales                                  $   163,579    $    17,034    $    63,989  $    2,786     $   (1,909)       $   245,479
Income (loss) from operations          $     5,534    $     6,408    $     5,055  $     (156)    $   (2,745)       $    14,096

THREE MONTHS ENDED OCTOBER 31, 2005:

Sales                                  $   205,220    $    15,255    $    78,238  $    2,393     $   (2,140)       $   298,966
Income (loss) from operations          $    19,600    $     3,770    $     7,567  $     (166)    $   (3,217)       $    27,554

NINE MONTHS ENDED OCTOBER 31, 2004:

Sales                                  $   469,953    $    46,310    $   180,794  $    7,931     $   (4,687)       $   700,301
Income (loss) from operations          $    12,100    $    14,360    $    11,268  $     (553)    $   (7,843)       $    29,332


NINE MONTHS ENDED OCTOBER 31, 2005:

Sales                                  $   585,304    $    44,453    $   224,986  $    7,172     $   (4,313)       $   857,602
Income (loss) from operations          $    47,367    $    11,853    $    21,874  $     (394)    $   (8,873)       $    71,827


TOTAL ASSETS:

October 31, 2004                       $   911,285    $   263,513    $   387,076  $   39,484     $ 1,271,753       $ 2,873,111
October 31, 2005                       $ 1,081,600    $   290,083    $   451,141  $   41,969     $ 1,264,048       $ 3,128,841

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

           In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine the effect of a change. SFAS No. 154 also makes a distinction between `retrospective application' of an accounting principle and the `restatement' of financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company's condensed consolidated financial statements.

           In March 2004, the EITF of the FASB reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provided additional guidance for assessing impairment losses on investments. Additionally, EITF 03-1 included new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF

03-1; however the disclosure requirements remained effective for annual periods ending after June 15, 2004. In November 2005, the FASB released FASB Staff Position FAS 115-1 and FAS 124-1 (the "FSP"), which reverts to other-than-temporary impairment guidance that predated the original effective date of Issue 03-1; that said, the FSP carries forward other elements of Issue 03-1. The FSP applies to reporting periods beginning after December 15, 2005. The adoption of the FSP is not expected to have a material effect on the Company's condensed consolidated financial statements.

           ACQUISITIONS. On September 1, 2005, Verint, through a newly-formed subsidiary, acquired certain of the assets and liabilities of The Opus Group, LLC ("Opus"), a privately-held provider of performance analytics solutions for contact centers and back office operations. The acquisition extends Verint's ability to help its customers generate actionable intelligence and enhance the effectiveness of their contact center and back office operations. The purchase price consisted of $12,000,000 in cash at closing and additional earn-out payments over two years based on certain profitability targets. Verint incurred transaction costs, consisting primarily of professional fees, amounting to approximately $156,000, in connection with this acquisition.

           The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities of Opus based on the estimated fair value of those assets and liabilities as of September 1, 2005. Identifiable intangible assets consist of sales backlog, trade name, customer relationships and non-competition agreements and have an estimated useful life of up to five years. The results of operations of Opus have been included in the Company's results of operations since September 1, 2005. A summary of the assets acquired and liabilities assumed in the acquisition as well as pro forma results of operations have not been presented as the effect of this acquisition was not deemed material.

           On September 7, 2005, Verint entered into a definitive agreement with MultiVision Intelligent Surveillance Limited ("MultiVision") to acquire substantially all of its networked video security business. Under the agreement, Verint would pay approximately $48,000,000, subject to certain adjustments. The consideration will consist of cash, provided that, at Verint's sole option, it may substitute shares of its common stock for up to 70% of the adjusted purchase price paid at closing. On November 1, 2005, Verint provided irrevocable notice to MultiVision that it would not issue shares of its common stock as part of the purchase price and would pay the approximately $48,000,000 of purchase price in cash. The acquisition is expected to close in January 2006, subject to a number of conditions, including approval by MultiVision's shareholders.

           On December 9, 2005, the Company acquired the Global Software Services business ("GSS") and certain related assets from CSG Systems International, Inc. ("CSG") and certain of its affiliates for approximately $249,000,000 in cash, subject to certain post-closing adjustments. The GSS division of CSG is engaged in providing software-based billing solutions to TSPs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies described in Item 7 in the Company's Annual Report on Form 10-K are those that are both most important to the portrayal of the Company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. As of October 31, 2005, there have been no material changes to any of the critical accounting policies contained therein.

RESULTS OF OPERATIONS

SUMMARY OF RESULTS

           Consolidated results of operations in dollars and as a percentage of sales for each of the three month periods ended October 31, 2004 and 2005 were as follows:

                                                     Three months                       Three months
                                                       ended                               ended
                                                     October 31,                         October 31,
                                                        2004            % of sales          2005           % of sales
                                                    ---------------------------------------------------------------------
                                                                               (In thousands)

Sales                                               $    245,479           100.0%      $    298,966            100.0%
Cost of sales                                             96,936            39.5%           121,080             40.5%
                                                    -------------                      -------------
Gross margin                                             148,543            60.5%           177,886             59.5%

Operating expenses:
Research and development, net                             60,782            24.8%            65,574             21.9%
Selling, general and administrative                       73,767            30.1%            84,758             28.4%
Workforce reduction, restructuring and
impairment credits                                          (102)          (0.0)%                 -              0.0%
                                                    -------------                      -------------

Income from operations                                    14,096             5.7%            27,554              9.2%

Interest and other income, net                             9,541             3.9%            23,132              7.7%
                                                    -------------                      -------------

Income before income tax provision,
minority interest and equity in the earnings
(losses) of affiliates                                    23,637             9.6%            50,686             17.0%

Income tax provision                                       4,051             1.7%             6,401              2.1%

Minority interest and equity in the earnings
(losses) of affiliates                                    (3,627)           (1.5)%           (5,990)            (2.0)%
                                                    -------------                      -------------

Net income                                          $     15,959             6.5%      $      38,295             12.8%
                                                    =============                      ==============

           Consolidated results of operations in dollars and as a percentage of sales for each of the nine month periods ended October 31, 2004 and 2005 were as follows:

                                                    Nine months                       Nine months
                                                      ended                             ended
                                                    October 31,                        October 31,
                                                       2004          % of sales          2005        % of sales
                                                   ------------------------------------------------------------
                                                                           (In thousands)

Sales                                              $  700,301         100.0%         $ 857,602          100.0%
Cost of sales                                         279,652          39.9%           342,029           39.9%
                                                   -----------                       ----------
Gross margin                                          420,649          60.1%           515,573           60.1%

Operating expenses:
Research and development, net                         172,851          24.7%           193,758           22.6%
Selling, general and administrative                   213,769          30.5%           250,241           29.2%
In-process research and development and other
acquisition-related charges                             4,635           0.7%                 -              -
Workforce reduction, restructuring and
impairment charges (credits)                               62           0.0%              (253)           0.0%
                                                   -----------                       ----------

Income from operations                                 29,332           4.2%            71,827            8.4%

Interest and other income, net                         24,970           3.6%            57,449            6.7%
                                                   -----------                       ----------

Income before income tax provision,
minority interest and equity in the earnings
(losses) of affiliates                                 54,302           7.8%           129,276           15.1%

Income tax provision                                    9,211           1.3%            17,581            2.1%

Minority interest and equity in the earnings
(losses) of affiliates                                 (8,804)         (1.3)%          (14,325)          (1.7)%
                                                   -----------                       ----------

Net income                                         $   36,287           5.2%         $  97,370           11.4%
                                                   ===========                       ==========

INTRODUCTION

           The Company's two business units serving telecommunications markets generated operating and net income during the three and nine month periods ended October 31, 2005, with CNS achieving year over year revenue, operating income and net income growth during the periods. Verint, which services the security and business intelligence markets, achieved record revenue and net income during the three and nine month periods ended October 31, 2005. Overall, for the three and nine month periods ended October 31, 2005, the Company experienced year over year sales growth of approximately 21.8% and 22.5%, respectively, and sequential sales growth for the three month period of approximately 4.6%, with a substantial majority of sales generated from activities serving the telecommunications industry. The Company generated operating and net income for the three and nine month periods ended October 31, 2005.

THREE MONTH AND NINE MONTH PERIODS ENDED OCTOBER 31, 2005
COMPARED TO THREE MONTH AND NINE MONTH PERIODS ENDED OCTOBER 31, 2004

           SALES. Sales for the three and nine month periods ended October 31, 2005 increased by approximately $53.5 million, or 22%, and $157.3 million, or 22%, respectively, compared to the three and nine month periods ended October 31, 2004. These increases are primarily attributable to an increase in sales in the Company's CNS and security and business intelligence units, partially offset by a small decrease in sales in the Company's service enabling signaling software unit. CNS sales increased by approximately $41.6 million and $115.4 million, respectively, during the three and nine month periods ended October 31, 2005, due primarily to increased sales in Europe. Security and business intelligence sales increased by approximately $14.2 million and $44.2 million, respectively, and service enabling signaling software sales decreased by approximately $1.8 million and $1.9 million, respectively, during the three and nine month periods ended October 31, 2005. On a consolidated basis, sales to customers in North America represented approximately 30% and 32% of total sales for the three month periods ended October 31, 2005 and 2004, respectively, and 28% and 33% of total sales for the nine month periods ended October 31, 2005 and 2004, respectively.

           COST OF SALES. Cost of sales for the three and nine month periods ended October 31, 2005 increased by approximately $24.1 million, or 25%, and $62.4 million, or 22%, respectively, compared to the three and nine month periods ended October 31, 2004. The increase in cost of sales for the three and nine month periods is primarily attributable to (i) increased materials and overhead costs, net of overhead absorption, of approximately $11.4 million and $24.9 million, respectively, due primarily to increased sales; (ii) increased personnel-related costs of approximately $4.5 million and $11.2 million, respectively; (iii) decreased recoveries of doubtful debts, which decreased from approximately $0.8 million and $10.1 million for the three and nine month periods ended October 31, 2004 to approximately $0.0 million and $0.5 million for the three and nine month periods ended October 31, 2005, for period over period decreases of approximately $0.8 million and $9.6 million, respectively;
(iv) increased subcontractor costs of approximately $3.0 million and $6.3 million, respectively; (v) increases of approximately $2.1 million and $5.3 million, respectively, representing an allocation from research and development departments to cost of sales for projects with significant customization requirements; (vi) increased travel costs of approximately $1.5 million and $3.5 million, respectively; and (vii) net increase in other costs of approximately $0.8 million and $1.6 million, respectively. Gross margins for the three and nine month periods ended October 31, 2005 were approximately 59.5% and 60.1% compared to approximately 60.5% and 60.1% in the corresponding 2004 periods.

           RESEARCH AND DEVELOPMENT, NET. Net research and development expenses for the three and nine month periods ended October 31, 2005 increased by approximately $4.8 million, or 8%, and $20.9 million, or 12%, respectively, compared to the three and nine month periods ended October 31, 2004. However, net research and development expenses as a percentage of sales decreased to approximately 21.9% and 22.6% in the 2005 periods from approximately 24.8% and 24.7% in the 2004 periods. The increase in the dollar amount of net research and development expenses for the three and nine month periods is primarily attributable to (i) increased personnel-related costs of approximately $3.5 million and $10.9 million, respectively; (ii) increased subcontractor costs of approximately $1.2 million and $6.7 million, respectively; (iii) increased overhead allocation of approximately $1.4 million and $5.2 million, respectively; (iv) increased travel costs of approximately $0.1 million and $1.6 million, respectively; and (v) a net increase in various other costs of approximately $0.7 million and $1.8 million, respectively. Such increases were partially offset by decreases for the three and nine month periods of approximately $2.1 million and $5.3 million, respectively, representing an allocation from research and development departments to cost of sales for projects with significant customization requirements.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three and nine month periods ended October 31, 2005 increased by approximately $11.0 million, or 15%, and $36.5 million, or 17%, respectively, compared to the three and nine month periods ended October 31, 2004. However, selling, general and administrative expenses as a percentage of sales decreased to approximately 28.4% and 29.2% in the 2005 periods from approximately 30.1% and 30.5% in the 2004 periods. The increase in the dollar amount of selling, general and administrative expenses for the three and nine month periods is primarily attributable to (i) increased personnel-related costs of approximately $8.1 million and $22.8 million, respectively; (ii) increased employee and agent sales commissions of approximately $3.0 million and $4.9 million, respectively; (iii) increased travel costs of approximately $1.4 million and $4.5 million, respectively; (iv) increased subcontractor costs of approximately $0.6 million and $2.7 million, respectively; (v) increased marketing materials of approximately $0.6 million and $2.6 million, respectively; (vi) increased rent and utilities of approximately $0.3 million and $2.3 million, respectively; (vii) increased professional fees of approximately $0.7 million and $2.2 million, respectively; (viii) increased net bad debt expense of approximately $1.1 million for the nine month period, which included recoveries of doubtful debts of approximately $5.5 million and $4.3 million for the nine month periods ended October 31, 2004 and 2005, respectively; and (ix) a net increase in various other costs of approximately $1.9 million for the nine month period. Such increases were partially offset by
(i) decreased net bad debt expense of approximately $1.2 million for the three month period, which included recoveries of doubtful debts of approximately $0.3 million and $2.1 million for the three month periods ended October 31, 2004 and 2005, respectively; and (ii) decreases for the three and nine month periods of approximately $2.5 million and $8.5 million, respectively, due to increased allocations to other expense categories.

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

           WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES (CREDITS). During the year ended January 31, 2002, the Company committed to and began implementing a restructuring program to better align its cost structure with the business environment and to improve the efficiency of its operations via reductions in workforce, restructuring of operations and the write-off of impaired assets. In connection with the restructuring, the Company changed its organizational structure and product offerings, resulting in the impairment of certain assets. In connection with these actions, during the three and nine month periods ended October 31, 2004, the Company incurred net charges (credits) to operations of approximately $(0.1) million and $0.1 million, respectively. During the nine month period ended October 31, 2005, the Company incurred a net credit to operations of approximately $0.3 million, due primarily to the reversal of previously taken restructuring charges pertaining to excess severance and related costs and excess facilities and related costs, the latter primarily as a result of the sublet of a portion of the excess facilities. The Company expects to pay out approximately $18.5 million for facilities and related obligations at various dates through January 2011.

           INTEREST AND OTHER INCOME, NET. Interest and other income, net, for the three and nine month periods ended October 31, 2005 increased by approximately $13.6 million and $32.5 million, respectively, compared to the three and nine month periods ended October 31, 2004. The principal reasons for the increase are (i) increased interest and dividend income of approximately $9.2 million and $25.2 million, respectively, due primarily to the rise in interest rates; (ii) a change in the net gains/losses from the sale and write-down of investments of approximately $4.2 million and $12.4 million, respectively; and (iii) other net increase of approximately $0.4 million for the three month period. Such items were partially offset by (i) a change in foreign currency gains/losses of approximately $0.2 million and $4.8 million, respectively; and (ii) a decrease in the gain recorded as a result of the Company's repurchases of its Debentures of approximately $0.3 million for the nine month period.

           INCOME TAX PROVISION. Provision for income taxes for the three and nine month periods ended October 31, 2005 increased by approximately $2.4 million and $8.4 million, respectively, compared to the three and nine month periods ended October 31, 2004, due primarily to increased pre-tax income accompanied by shifts in the underlying mix of pre-tax income by entity and tax jurisdiction. The Company's effective tax rate for the three and nine month periods ended October 31, 2005 was approximately 13% and 14%, respectively, compared to approximately 17% for each of the corresponding 2004 periods. The Company's overall rate of tax is reduced significantly by the existence of net operating loss carryforwards for Federal income tax purposes in the United States, as well as the tax benefits associated with qualified activities of certain of its Israeli subsidiaries, which are entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

           MINORITY INTEREST AND EQUITY IN THE EARNINGS (LOSSES) OF AFFILIATES. Minority interest and equity in the earnings (losses) of affiliates for the three and nine month periods ended October 31, 2005 increased by approximately $2.4 million and $5.5 million, respectively, as a result of increased minority interest expense of approximately $1.9 million and $4.6 million, respectively, primarily attributable to increased earnings at majority-owned subsidiaries, and a change in equity in the earnings (losses) of affiliates of approximately $0.5 million and $0.9 million, respectively.

           NET INCOME. Net income for the three and nine month periods ended October 31, 2005 increased by approximately $22.3 million and $61.1 million, respectively, compared to the three and nine month periods ended October 31, 2004, and as a percentage of sales increased to approximately 12.8% and 11.4% for the 2005 periods from approximately 6.5% and 5.2% in the corresponding 2004 periods. These variances resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at October 31, 2005 and January 31, 2005 was approximately $2,314.4 million and $2,156.9 million, respectively. At October 31, 2005 and January 31, 2005, the Company had total cash and cash equivalents, bank time deposits and short-term investments of approximately $2,325.0 million and $2,249.6 million, respectively.

           Operations for the nine month periods ended October 31, 2005 and 2004, after adjustment for non-cash items, provided cash of approximately $159.7 million and $103.4 million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $(102.6) million and $(37.1) million, respectively. This resulted in net cash provided by operating activities of approximately $57.1 million and $66.3 million, respectively.

           Investing activities for the nine month periods ended October 31, 2005 and 2004 used cash of approximately $(164.1) million and $(114.6) million, respectively. These amounts include (i) net maturities and sales (purchases) of bank time deposits and investments of approximately $(108.9) million and $(33.1) million, respectively; (ii) purchases of property and equipment of approximately $(40.5) million and $(33.0) million, respectively; (iii) capitalization of software development costs of approximately $(3.0) million and $(3.2) million, respectively; (iv) acquisitions, net of cash acquired, of approximately $(11.5) million and $(45.4) million, respectively; and (v) other, net of approximately $(0.2) million for the nine month period ended October 31, 2005.

           Financing activities for the nine month periods ended October 31, 2005 and 2004 provided cash of approximately $41.8 million and $24.1 million, respectively. These amounts include (i) repurchases of Debentures of approximately $(36.9) million during the nine month period ended October 31, 2004; (ii) net proceeds from the issuance of stock in connection with the exercise of stock options and employee stock purchase plans and the sale of stock by Company subsidiaries of approximately $42.6 million and $61.4 million, respectively, and (iii) other, net of approximately $(0.8) million and $(0.4) million, respectively.

           During the third quarter of fiscal year 2005, the closing price per share on at least 20 trading days in the 30 consecutive trading-day period ending on October 31, 2005 was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS are convertible into cash and/or the Company's common stock at the option of the holders during the fourth fiscal quarter of 2005. As of October 31, 2005, there were approximately $2.2 million of Existing ZYPS outstanding and $417.6 million of New ZYPS outstanding.

           During the three and nine month periods ended October 31, 2004, the Company acquired, in open market purchases, approximately $0 and $37.5 million of face amount of the Debentures, respectively, resulting in a pre-tax gain, net of debt issuance costs, of approximately $0 and $0.3 million, respectively. These gains are included in `Interest and other income, net' in the Condensed Consolidated Statements of Income. The Company did not acquire any of the Debentures during the three and nine month periods ended October 31, 2005. As of October 31, 2005, the Company had outstanding Debentures of approximately $87.3 million, included in the current liabilities section of the Condensed Consolidated Balance Sheets. On December 1, 2005, the maturity date, the Company paid off the outstanding Debentures.

           On September 1, 2005, Verint, through a newly-formed subsidiary, acquired certain of the assets and liabilities of The Opus Group, LLC, a privately-held provider of performance analytics solutions for contact centers and back office operations. The acquisition extends Verint's ability to help its customers generate actionable intelligence and enhance the effectiveness of their contact center and back office operations. The purchase price consisted of $12.0 million in cash at closing and additional earn-out payments over two years based on certain profitability targets. Verint incurred transaction costs, consisting primarily of professional fees, amounting to approximately $0.2 million, in connection with this acquisition.

           On September 7, 2005, Verint entered into a definitive agreement with MultiVision to acquire substantially all of its networked video security business. Under the agreement, Verint would pay approximately $48.0 million, subject to certain adjustments. The consideration will consist of cash, provided that, at Verint's sole option, it may substitute shares of its common stock for up to 70% of the adjusted purchase price paid at closing. On November 1, 2005, Verint provided irrevocable notice to MultiVision that it would not issue shares of its common stock as part of the purchase price and would pay the approximately $48.0 million of purchase price in cash. The acquisition is expected to close in January 2006, subject to a number of conditions, including approval by MultiVision's shareholders.

           On December 9, 2005, the Company acquired the Global Software Services business and certain related assets from CSG and certain of its affiliates for approximately $249.0 million in cash, subject to certain post-closing adjustments. The GSS division of CSG is engaged in providing software-based billing solutions to TSPs.

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

CERTAIN TRENDS AND UNCERTAINTIES

           The Company's business is particularly dependent on, and the Company derives the majority of its revenue from, the telecommunications industry, which appears to be emerging from a challenging capital spending environment. Although the capital spending environment in the telecommunications industry has improved and the Company's revenues have increased over the past year, if capital spending and technology purchasing by telecommunications service providers ("TSP") does not continue to improve or if it declines, revenue may stagnate or decrease, and the Company's operating results may be adversely affected. Although the Company currently has good near term visibility, as explained in the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

           The success of the Company is dependent upon, in part, the development of new products, the acceptance of these new products by customers and consumers, and the corresponding risks associated with the development, marketing and adoption of these new products as discussed in the risk factors below. In the event the Company's customers reduce their actual and planned expenditures to expand or replace equipment and if the customers delay and reduce the deployment of new products, the Company's operating results may be adversely affected.

           The Company has made acquisitions in the past and continues to examine opportunities for growth through merger and acquisitions. Mergers and acquisitions may result in use of the Company's cash resources, amortization expenses related to intangible assets, and issuances of equity securities, which may result in a dilution of existing stockholders. In addition, the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company.

           Mergers and acquisitions entail a number of risks including:

          o the impact of known potential liabilities or unknown liabilities associated with the acquired companies;

          o the difficulty of assimilating the operations, personnel and customers of the acquired companies into the Company's operations and business;

          o the potential disruption of the Company's ongoing business and distraction of management;

          o the difficulty of integrating acquired technology and rights into the Company's services and unanticipated expenses related to such integration;

          o the failure to successfully develop acquired technology, resulting in the impairment of amounts currently capitalized as intangible assets;

          o the potential for patent, trademark and other intellectual property infringement claims against the acquired company;

          o the impairment of relationships with customers and partners of the acquired companies or the Company's customers and partners as a result of the integration of acquired operations;

          o the impairment of relationships with employees of the acquired companies or the Company's employees as a result of integration of new management personnel;

          o the difficulty of integrating the acquired company's accounting, management information, human resources and other administrative systems into existing administrative, financial and managerial controls and reporting systems and procedures;

          o the need to implement required controls, procedures and policies at private companies which, prior to acquisition, lacked such controls, procedures and policies;

          o in the case of foreign acquisitions, uncertainty regarding the impact of foreign laws and regulations, currency risks and the particular economic, political and regulatory risks associated with specific countries and the difficulty integrating operations and systems as a result of language, cultural, systems and operational differences;

          o the potential inheritance of the acquired companies' past financial statements with their associated risks;

          o the difficulty of achieving the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies;

          o the potential need to write-down the goodwill of any such transaction in subsequent periods, resulting in charges to operations; and/or

          o possibly failing to retain the acquired or merged companies' key employees and customers.

           In addition, the Company may not be able to identify future suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all.

           On December 9, 2005, Comverse, Inc., a wholly-owned subsidiary of CTI, acquired from CSG Systems International, Inc. ("CSG") and certain of its affiliates the Global Software Services business ("GSS") and certain related assets (the "Acquisition"). GSS provides software-based billing solutions. While the general mergers and acquisitions risk factors discussed previously apply to the Acquisition, the Company cannot particularly assure that it will be able to:

          o anticipate and manage the impact of known potential liabilities or unknown liabilities associated with GSS;

          o successfully and timely integrate GSS into the Company's business, including the integration of GSS' products, operations, facilities and related matters, without resulting in business disruptions;

          o    retain and integrate GSS employees;

          o ensure that management time and attention will not be diverted while integrating GSS;

          o improve or maintain the financial results of GSS or ensure that the integration of GSS will not materially and adversely affect the Company's financial results;

          o ensure that the GSS customers or the Company's own customers will not adversely react to the Acquisition; or

          o    realize the anticipated benefits of the Acquisition.

           On September 7, 2005, Verint Systems Inc. ("Verint") entered into a definitive agreement with MultiVision Surveillance Limited ("MultiVision") to acquire substantially all of its networked video security business. The acquisition, which is subject to a number of closing conditions, including obtaining approval of the MultiVision shareholders, is expected to be consummated during January 2006. There is no assurance that the transaction will be consummated in such time period or at all. Failure to consummate the acquisition for any reason or significant delay in closing may cause the value of Verint's common stock to decline. In addition, if the transaction does not close, significant management time and effort will have been expended, and certain costs related to the transaction, such as legal and accounting fees, must be paid, which may negatively affect Verint's financial results.

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

           The Company has experienced declines in revenue from some of its traditional products sold to TSPs compared with prior years. The Company has executed a strategy to capitalize on growth opportunities in new and emerging products to offset such declines. While certain of these new products have met with initial success, it is unclear whether they will be widely adopted by the Company's customers and TSPs in general. Any increases in revenue from these new products also may not exceed declines in revenue the Company may experience from the sale of its traditional products. If revenue from sales of its traditional products declines faster than revenue from new products increases, the Company's revenue and operating results will be adversely affected.

           In addition to loss of revenue, a return of weakness in the telecommunications industry will affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for vendor financing and longer payment terms, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

           The Company's current plan of operations is predicated, in part, on the recent recovery in capital expenditures by its customers. In the absence of sustained improvement, the Company would experience deterioration in its operating results, and may determine to modify its plan for future operations accordingly, which may include, among other things, reductions in its workforce.

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

           The Company has made, and in the future, may continue to make strategic and financial investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that the Company may lose the total amount of its investments. The Company may not be able to identify suitable investment candidates, and, even if it does, the Company may not be able to make those investments on acceptable terms, or at all. In addition, even if the Company makes investments, it may not gain strategic benefits from those investments.

           Currently, the Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations, which provide that any compensation expense relative to employee stock options be measured based on intrinsic value of the stock options. As a result, when options are priced at or above fair market value of the underlying common stock on the date of the grant, as currently is the Company's practice, the Company incurs no compensation expense. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") which revises SFAS No. 123 and supersedes APB Opinion No. 25. In April, 2005, the SEC amended Regulation S-X to modify the date for compliance with SFAS No. 123(R). The provisions of SFAS No. 123(R) must be applied beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for the Company is February 1, 2006 (the "Effective Date"). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards, which will lead to substantial additional compensation expense. Any such expense, although it would not affect the Company's cash flows, will have a material negative impact on the Company's future reported results of operations.

           In May 2003, the Company issued $420,000,000 aggregate principal amount of Zero Yield Puttable Securities ("ZYPS") (the "Existing ZYPS"). On January 26, 2005, the Company completed an offer to the holders of the outstanding Existing ZYPS to exchange the Existing ZYPS for new ZYPS (the "New ZYPS") in response to EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"). Of the $420,000,000 worth of Existing ZYPS outstanding prior to the exchange offer, approximately $417,700,000 aggregate principal amount representing approximately 99.5% of the original issue of Existing ZYPS were validly tendered in exchange for an equal principal amount of New ZYPS. Both the Existing ZYPS and the New ZYPS have a conversion price of $17.97 per share. Under EITF 04-8, the Company is not required to include any shares issuable upon conversion of the New ZYPS issued in the exchange offer in its diluted shares outstanding unless the market price of the Company's common stock exceeds the conversion price, and would then only have to include that number of shares as would then be issuable based upon the in-the-money value of the conversion rights under the New ZYPS. Therefore, the New ZYPS are dilutive in calculating diluted earnings per share if the Company's common stock is trading above $17.97 to the extent of the number of shares the Company would be required to issue to satisfy a conversion right of the New ZYPS over and above $417,608,000, as of October 31, 2005. The Existing ZYPS are immediately dilutive in calculating diluted earnings per share to the extent of the full number of shares underlying the Existing ZYPS. The Company cannot ensure that sufficient funds will be available at the time of payment required on the Existing ZYPS and/or the New ZYPS or that the Company will be able to arrange financing to make any such required cash payments.

           During the third quarter of fiscal year 2005, the closing price per share on at least 20 trading days in the 30 consecutive trading-day period ending on October 31, 2005, was more than 120% of the conversion price per share for both the Existing ZYPS and New ZYPS. As such, a conversion privilege for both the Existing ZYPS and the New ZYPS was triggered and both the Existing ZYPS and New ZYPS are convertible into cash and/or the Company's common stock at the option of the holders during the fourth fiscal quarter of 2005.

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

           The Company's business is subject to evolving corporate governance and public disclosure regulations that have increased both costs and the risk of noncompliance, which could have an adverse effect on the Company's common stock price. Because the Company's common stock is publicly traded on the Nasdaq stock market, the Company is subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, Nasdaq and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In addition, the Company's efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations required the Company to include a management assessment of its internal control over financial reporting and auditor attestation of that assessment in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2005. While the Company has asserted, in the management assessment of its internal control over financial reporting filed with the Company's Annual Report on Form 10-K, that the Company's internal control over financial reporting is effective as of January 31, 2005 and that no material weaknesses have been identified, the Company must continue to monitor and assess the internal control over financial reporting. The Company cannot provide any assurances that material weaknesses will not be discovered in the future. If, in the future, the Company's management identifies one or more material weaknesses in the internal control over financial reporting that remain unremediated, the Company will be unable to assert that such internal control over financial reporting is effective. If the Company is unable to assert that the internal control over financial reporting is effective for any given reporting period (or if the Company's auditors are unable to attest that the management's report is fairly stated or are unable to express an opinion on the effectiveness of the internal control over financial reporting), the Company could lose investor confidence in the accuracy and completeness of the Company's financial reports, which could have an adverse effect on the Company's common stock price. The effort regarding Section 404 has required, and continues to require, the commitment of significant financial and managerial resources.

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

           The market for actionable intelligence solutions, such as Verint's security and business intelligence products is still emerging. Verint's growth is dependent on, among other things, the size and pace at which the markets for its products develop. If the markets for its products decrease, remain constant or grow slower than Verint anticipates, Verint will not be able to maintain its growth. In addition, in markets where Verint is a sole supplier, Verint's growth may be adversely impacted if customers seek to and succeed in developing alternative sources for Verint's products. Continued growth in the demand for Verint's products is uncertain as, among other reasons, its existing customers and potential customers may: (i) not achieve a return on their investment in its products; (ii) experience technical difficulty in utilizing its products; or
(iii) use alternative solutions to achieve their security or business intelligence objectives. In addition, as Verint's business intelligence products are sold primarily to contact centers, slower than anticipated growth or a contraction in the number or size of contact centers will have a material adverse effect on Verint's ability to maintain its growth.

           The global market for analytical solutions for security and business applications is competitive not only in the number and breadth of competing companies and products, but also in the manner in which products are sold. For example, Verint often competes for customer contracts through a competitive bidding process that subjects it to risks associated with: (i) the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns; and (ii) the substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to Verint.

           Approximately half of Verint's revenues are generated by sales made through strategic and technology partners, distributors, value added resellers and systems integrators. In addition, many of these sales channels also partner with Verint's competitors and may even offer the products of both Verint and its competitors when presenting bids to certain customers. Further, competitors often seek to establish exclusive relationships with these sales channels or, at a minimum, to become a preferred partner for these channels. Verint's ability to achieve revenue growth depends to a significant extent on maintaining and adding to these sales channels. If Verint's relationships with these sales channels deteriorate or terminate, Verint may lose important sales and marketing opportunities.

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

           In addition to the clearances of Verint Technology, some of Verint's other subsidiaries maintain clearances in certain other countries in connection with the development, marketing and sale of its communications interception solutions. These clearances are reviewed from time to time by the applicable government agencies in these countries, and following review, these clearances are either maintained or deactivated. These clearances can be deactivated for many reasons, including that the clearing agencies in certain countries may object to the fact that Verint does business in certain other countries or the fact that Verint itself is a foreign corporation subject to foreign influence. If Verint's clearances are deactivated in any particular country, Verint may lose the ability to directly sell its communications interception solutions in that country for projects that require security clearances. Further, in order to continue to do classified business in that country, Verint may have to sell through local systems integrators or distributors with clearances. Additionally, any inability to obtain or maintain clearances in a particular country may affect Verint's ability to sell its communications interception solutions generally. Recently, a federal agency in a particular country deactivated the federal-level security clearances of Verint's subsidiary in that country, in part, because the subsidiary is controlled by a company and personnel not from that country. Any inability to obtain or maintain clearances can materially and adversely affect Verint's financial performance.

           Whether or not Verint is able to maintain security clearances, law enforcement and intelligence agencies in certain countries may decline to purchase communications interception solutions not developed or manufactured in that country. As a result, because Verint's communications interception solutions are developed and manufactured either in Israel or Germany, there may be certain countries where some or all of the law enforcement and intelligence agencies are unwilling to purchase Verint's communications interception solutions. If Verint is unable to sell its communication interception solutions in certain countries for this reason, its business and results of operations could be materially and adversely affected.

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

           The Company has historically derived a significant portion of its sales and operating profit from contracts for large system installations with major customers. The Company continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a high degree of volatility and also may be more volatile than the Company has experienced in prior periods. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers increases the risk associated with its business. Because a significant proportion of the Company's sales of these large system installations occur in the late stages of a quarter, a delay, cancellation or other factor resulting in the postponement or cancellation of such sales may cause the Company to miss its financial projections, which may not be discernible until the end of a financial reporting period. The Company's gross margins also may be adversely affected by increases in material or labor costs, obsolescence charges, price competition and changes in distribution channels or in the mix of products sold.

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

           The Company is a highly automated business and a disruption or failure of its systems in the event of a catastrophic event, such as a major earthquake, tsunami, hurricane or other natural disaster, cyber-attack or terrorist attack could cause delays in completing sales and providing services. A catastrophic event that results in the destruction or disruption of any of the Company's critical business systems could severely affect its ability to conduct normal business operations and, as a result, the financial condition and operating results could be adversely affected. "Hackers" and others have in the past created a number of computer viruses or otherwise initiated "denial of service" attacks on computer networks and systems. The Company's information technology infrastructure is regularly subject to various attacks and intrusion efforts of differing seriousness and sophistication. If such "hackers" are successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability. Even if the Company is not held liable, a security breach could harm the Company's reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of the Company's products and could harm the Company's business, financial condition and operating results. While the Company diligently maintains its information technology infrastructure and continuously implements protections against such viruses, electronic break-ins, disruptions or intrusions, if the defensive measures fail or should similar defensive measures by the Company's customers fail, the Company's business could be materially and adversely affected.

           Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, which in the past and may in the future, lead to security and economic problems for Israel. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region can directly affect the Company's operations in Israel. From October 2000, until recently, terrorist violence in Israel increased significantly, primarily in the West Bank and Gaza Strip, and Israel has experienced terrorist incidents within its borders. There can be no assurance that the recent relative calm will continue, nor can the Company anticipate what the impact will be on Israel or the region following the recent Israeli withdrawals from the Gaza Strip and portions of the West Bank. The Company could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees in Israel are required to perform annual compulsory military service in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations.

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

           Certain subsidiaries of the Company have participated in conditional grant programs administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel ("OCS") for the financing of a portion of their research and development expenditures in Israel. Until recently, the terms of the OCS grants limited those subsidiaries' abilities to manufacture products outside of Israel if such products or technologies were developed using these grants. On March 30, 2005, the Israeli parliament approved an amendment to Israeli Law for the Encouragement of Industrial Research and Development, which permits the transfer of such technology outside of Israel under certain conditions. If approval to manufacture the products outside of Israel is sought and received, a significantly increased amount of royalties, which may be up to 300% of the grant amount, plus interest, on an accelerated basis, may be required to be paid to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel. If approval to transfer the technology outside of Israel is sought and received, a redemption price may be required to be paid to the Government of Israel. The redemption price will be determined under regulations that have not yet been promulgated. These restrictions may impair the ability to outsource manufacturing or engage in similar arrangements for those products or technolgies. In addition, failure to comply with any of the conditions imposed by the OCS may result in criminal charges and refunding of any grants previously received, together with interest and penalties. Further, from time to time, the Government of Israel may audit the sales of products incorporating technology partially funded through OCS programs which, while not increasing the aggregate amount of royalties that may be due, may cause certain subsidiaries of the Company to have to pay royalties on additional products, effectively accelerating the pace at which royalties are to be paid. In recent years, the Government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future.

           Certain of the Company's subsidiaries currently pay royalties of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel based upon the sale of products incorporating technology developed under OCS grants. Such royalty payments are currently required to be made until the government has been reimbursed up to the amounts received by such subsidiaries, which is linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1st of the year in which approval is obtained. As of October 31, 2005, such subsidiaries of the Company received approximately $62.5 million in cumulative grants from the OCS and recorded approximately $31.2 million in cumulative royalties to the OCS.

           The Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future. OCS grants also may decrease in future periods due to an expected increase in the portion of research and development activities that will not be reimbursed by the OCS and an expected increase in research and development activities outside of Israel. The continued reduction in these benefits or the termination of eligibility to receive these benefits may adversely affect the Company's operating results. During the year ended January 31, 2003, one of the Company's subsidiaries finalized an arrangement with the OCS whereby the subsidiary agreed to pay a lump sum royalty amount for all past amounts received from the OCS. In addition, this subsidiary began to receive lower amounts from the OCS than it had historically received, but will not have to pay royalty amounts on such grants. Historically, Verint had received more OCS grants in a given fiscal year than it had to pay to the OCS in royalties during that fiscal year. More recently, however, Verint has been paying and continues to expect to pay, more in royalties to the OCS than it receives in OCS grants. As of October 31, 2005, Verint has received approximately $59.7 million in cumulative grants and has recorded approximately $30.6 million of cumulative royalties. Verint continues to evaluate whether to participate in a program offered by the OCS to pay a lump sum royalty amount for past amounts received from the OCS and has started preliminary discussions with the OCS in that regard. Verint believes it could reach agreement with the OCS regarding participating in such program as early as the first calendar quarter of 2006. Assuming Verint elects to participate in this program it may be required to pay as much as the difference between the cumulative grants received and the cumulative royalties paid plus interest and other charges. This would significantly reduce or eliminate Verint's net income for a given fiscal year and might cause Verint to report a loss for the fiscal year in which the program is entered into which would have a material adverse effect on the Company's operating results.


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

           The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. The Company is required to obtain export licenses and other authorizations from applicable governmental authorities for certain countries within which it conducts business and to comply with applicable export control laws generally. The failure to receive any required license or authorization would hinder the Company's ability to sell its products and could adversely affect the Company's business, results of operations and financial condition. Export laws and regulations are revised from time to time and can be extremely complex in their application, if the Company is found not to have complied with applicable export control laws, the Company may be penalized by, among other things, having its ability to receive export licenses curtailed or eliminated. The Company's failure to comply with applicable export laws would hinder its ability to sell its products and could materially and adversely affect its business, financial condition and results of operations. In addition, legal uncertainties regarding liability, compliance with local laws and regulations, local taxes, labor laws, employee benefits, currency restrictions, difficulty in accounts receivable collection, longer collection periods and other requirements may have a negative impact on the Company's operating results. Also, the Company's foreign subsidiaries hold a significant amount of cash. The repatriation of such cash to the United States is subject to withholding tax, which would reduce the total amount of cash the Company would receive if such cash is repatriated into the United States.

           In August 2005, the European Parliament Directive 2002/96/EC (dated 27 January 2003) on Waste Electrical and Electronic Equipment Directive (the "WEEE Directive") became effective in the European Union. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment sold within the European Union. In July 2006, the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the "RoHS Directive") will become effective in the European Union. The RoHS Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium, and certain flame retardants, in the construction of component parts of certain electrical and electronic equipment sold within the European Union. The Company is currently assessing the applicability of these Directives, and has begun implementing the WEEE Directive and making preparations and arrangements to comply with the RoHS Directive, in each case, to the extent applicable to the hardware contained in its solutions. As part of this process, the Company will need to ensure that it has a supply of compliant components from its suppliers. Ensuring compliance with these directives and integrating compliance activities with suppliers will result in additional costs to the Company and may result in disruptions to operations. The Company cannot currently estimate the extent of such additional costs or potential disruptions. However, to the extent that any such costs or disruptions are substantial, the Company's financial results could be materially and adversely affected.

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

           The Company issues stock options as a key component of its overall compensation. There is growing pressure on public companies from shareholders generally and various organizations to reduce the rate at which companies, including the Company, issue stock options to employees, which may make it more difficult to obtain stockholder approval of equity compensation plans when required. In addition, FASB has adopted changes to generally accepted accounting principles (GAAP) that will require the Company to adopt a different method of determining the compensation expense for its employee stock options and employee stock purchase plans beginning in the first quarter of fiscal 2006. As a result, CTI and one of its subsidiaries have terminated their employee stock purchase plans. In addition, the Company believes expensing stock options will increase shareholder pressure to limit future option grants and could make it more difficult for the Company to grant stock options to employees in the future. As a result, the Company may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate employees, either of which could materially and adversely affect the Company's business, results of operations and financial condition.

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

           The Company has not declared or paid any cash dividends on its common stock and currently does not expect to pay cash dividends in the near future. Consequently, any economic return to a shareholder may be derived, if at all, from appreciation in the price of the Company's common stock, and not as a result of dividend payments.

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

           The Company operates internationally and is therefore exposed to potentially adverse movements in foreign currency exchange rates. The primary currencies that the Company is exposed to are the Euro and the Israeli Shekel. The Company may, from time to time, use foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of its products in foreign currency, primarily the Euro, will be adversely affected by changes in exchange rates. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. As of October 31, 2005, the Company had approximately $72.9 million of notional amount of foreign exchange future contracts to sell Euros with a fair value of approximately $1.6 million with an original maturity of up to six months. Neither a 10% increase nor decrease from current exchange rates would have a material effect on the Company's consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of October 31, 2005.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended October 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6.  EXHIBITS.

Exhibit Index.
--------------

   10.1 Securities Purchase Agreement, dated as of October 6, 2005, by and among Comverse, Inc., CSG Software, Inc., CSG Americas Holdings, Inc., CSG Netherlands BV, CSG Technology Limited, CSG Systems International, Inc. and CSG Netherlands CV acting through its general partner CSG International Holdings LLC. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on October 12, 2005.)

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


                                                 COMVERSE TECHNOLOGY, INC.


Dated:    December 12, 2005                      /s/ Kobi Alexander
                                                 -------------------------------
                                                 Kobi Alexander
                                                 Chairman of the Board
                                                 and Chief Executive Officer


Dated:    December 12, 2005                      /s/ David Kreinberg
                                                 -------------------------------
                                                 David Kreinberg
                                                 Executive Vice President
                                                 and Chief Financial Officer