Form 10-K
period 2009-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2010-10-04
CIK 803014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-15502

COMVERSE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

New York	13-3238402
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

810 Seventh Avenue New York, New York (Address of principal executive offices)	10019 (Zip Code)

Registrant’s telephone number, including area code: 212-739-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2010, was approximately $632,931,480.

There were 204,278,286 shares of the registrant’s common stock outstanding on August 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COMVERSE, the COMVERSE logo, COMVERSE TECHNOLOGY, COMVERSE ONE, COMVERSE EXPO, COMVERSE HUB, KENAN, NETCENTREX, IPCENTREX and MAKING YOUR NETWORK SMARTER are our trademarks and service marks. VERINT, the VERINT logo, ACTIONABLE INTELLIGENCE, POWERING ACTIONABLE INTELLIGENCE, INTELLIGENCE IN ACTION, ACTIONABLE INTELLIGENCE FOR A SMARTER WORKFORCE, VERINT VERIFIED, WITNESS ACTIONABLE SOLUTIONS, STAR-GATE, RELIANT, VANTAGE, X-TRACT, NEXTIVA, EDGEVR, ULTRA, AUDIOLOG, WITNESS, the WITNESS logo, IMPACT 360, the IMPACT 360 logo, IMPROVE EVERYTHING, EQUALITY, CONTACTSTORE, EYRETEL, BLUE PUMPKIN SOFTWARE, BLUE PUMPKIN, the BLUE PUMPKIN logo, EXAMETRIC, the EXAMETRIC logo, CLICK2STAFF STAFFSMART, AMAE SOFTWARE and the AMAE logo are trademarks and service marks of our majority-owned subsidiary, Verint Systems Inc. or its subsidiaries. ULTICOM, the ULTICOM logo, ULTICOM PULSE, SIGNALCARE, SERVICE ESSENTIAL SOLUTIONS, SIGNALWARE, NSIGNIA and CRITERION are trademarks and service marks of our majority-owned subsidiary, Ulticom, Inc. or its subsidiaries. STARHOME, the STARHOME logo, WELCOME SMS, INTELLIGENT CALL ASSISTANT, INTELLIGENT PREFERRED NETWORK, ROAMESSAGE, ROAMINGMATE, are trademarks and service marks of our majority-owned subsidiary, Starhome B.V. or its subsidiaries.

DEFINITIONS

In this Annual Report on Form 10-K (or Annual Report):

•	CTI means Comverse Technology, Inc., excluding its subsidiaries;

•	Comverse, Inc. means Comverse, Inc., CTI’s wholly-owned subsidiary, excluding its subsidiaries;

•	Comverse means Comverse, Inc, including its subsidiaries;

•	Verint Systems means Verint Systems Inc., CTI’s majority-owned subsidiary, excluding its subsidiaries;

•	Verint means Verint Systems, including its subsidiaries;

•	Ulticom, Inc. means Ulticom, Inc., CTI’s majority-owned subsidiary, excluding its subsidiaries;

•	Ulticom means Ulticom, Inc., including its subsidiaries;

•	Starhome B.V. means Starhome B.V., CTI’s majority-owned subsidiary, excluding its subsidiaries;

•	Starhome means Starhome B.V., including its subsidiaries;

•	we, us, our, our company and similar expressions mean CTI, including its subsidiaries; and

•

fiscal 2009, fiscal 2008, fiscal 2007, fiscal 2006, fiscal 2005, fiscal 2004, fiscal 2003 and fiscal 2002 mean the fiscal years ended January 31, 2010, 2009, 2008, 2007, 2006, 2005, 2004 and 2003, respectively.

i

FORWARD-LOOKING STATEMENTS

Certain statements appearing in the “Explanatory Note,” Item 1, “Business,” Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute “forward-looking statements.” Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Annual Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

•

the risk of further diminishment in our capital resources as a result of, among other things, continued negative cash flows from operations at the Comverse segment or the continued incurrence of significant expenses by CTI and Comverse in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and to remediate material weaknesses in internal control over financial reporting;

•

the risk that if, contrary to expectations, all of CTI’s initiatives to increase its liquidity and capital resources fail to satisfy CTI’s and the Comverse segment’s working capital needs, Comverse’s business and operations will be materially adversely affected and, in such event, we may need to seek new borrowings, asset sales or issuance of equity securities on disadvantageous terms;

•

CTI is and continues to be in violation of a final judgment and court order and may be subject to significant sanctions as a result of its inability to be in compliance with its periodic reporting obligations under the federal securities laws, and, even if it becomes current in its periodic reporting obligations, CTI in the future may be in violation of such final judgment and court order if it does not file its periodic reports in a timely manner;

•

the risk that the outcome of the review by the Securities and Exchange Commission (or the SEC) of the adverse initial decision of the Administrative Law Judge in the administrative proceeding initiated by the SEC on March 23, 2010, pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), to revoke the registration of CTI’s common stock under the Exchange Act due to CTI’s failure to file an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005, or any appeal therefrom, will be adverse to CTI. Consequently, should the registration of CTI’s common stock be suspended or revoked, brokers, dealers and other market participants would be prohibited from buying, selling, making market in, publishing quotations of or otherwise effecting transactions with respect to such common stock and, as a result, public trading of CTI’s common stock would cease and investors would find it difficult to acquire or dispose of CTI’s common stock or obtain accurate quotations of CTI’s common stock, which could result in a significant decline in the value of CTI’s common stock, and our business may be adversely impacted, including, without limitation, an adverse impact on CTI’s ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives;

•

civil and/or criminal actions that may be brought against CTI by the SEC and the United States Department of Justice (or the DOJ) under the U.S. Foreign Corrupt Practices Act (or the FCPA) relating to potentially unlawful payments alleged to have been made in foreign jurisdictions in connection with the sale of certain products by certain Comverse employees and external sales agents, which could result in significant civil and/or criminal penalties and other sanctions that could have a material adverse effect on our business, financial condition and results of operations;

•

the ineffectiveness of CTI’s disclosure controls and procedures resulting in its inability to file its periodic reports under the federal securities laws in a timely manner due to material weaknesses in internal control over financial reporting described in this Annual Report, including in Item 9A, “Controls and Procedures,” and the potential that CTI may be unable to effectively implement appropriate remedial measures in a timely manner;

•	the continuation of material weaknesses or the discovery of additional material weaknesses in our internal control over financial reporting and any delay in the implementation of remedial measures;

•

the review of the periodic reports of CTI, Verint Systems and Ulticom, Inc. (including, but not limited to, this Annual Report and Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q filed subsequently with the SEC) by the staff of the SEC could result in further amendments to their and our financial information or other disclosures;

•

the risk that if CTI ceases to maintain a majority ownership of Verint Systems’ outstanding equity securities, it may be required to no longer consolidate Verint’s financial statements within its consolidated financial statements and, in such event, the presentation of CTI’s consolidated financial statements would be materially different from the presentation for the fiscal years covered by this Annual Report;

•

CTI’s common stock may continue to be traded over-the-counter on the “Pink Sheets” and shareholders may continue to experience limited liquidity due to, among other things, the absence of market makers;

•

CTI may be unable to relist its common stock on the NASDAQ Stock Market (or NASDAQ) or another national securities exchange after it becomes current in its periodic reporting obligations under the federal securities laws;

•	we may need to recognize further impairment of intangible assets or financial assets, including our auction rate securities (or ARS) portfolio, and goodwill;

•

events that occurred or may occur subsequent to January 31, 2009 that have had or may have a material adverse effect on our business, financial condition and results of operations are not reflected in this Annual Report;

•

the continuing effects of the global economic decline and adverse conditions in the telecommunications industry, which resulted in reduced information technology spending and reduced demand for our subsidiaries’ products and services;

•	disruption in the credit and capital markets may limit our ability to access capital;

•

continued diversion of management’s attention from business operations as a result of CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and to remediate material weaknesses;

•

potential loss of business opportunities due to continued concern on the part of customers, partners, investors and employees about our financial condition and CTI’s extended delay in becoming current in its periodic reporting obligations under the federal securities laws;

•

constraints on our ability to obtain new debt or equity financing due to, among other things, (i) CTI’s not being current in its periodic reporting obligations under the federal securities laws, (ii) potential material contingent liabilities that could have a material adverse effect on our financial position and results of operations, including, but not limited to, those identified herein and in Item 1A, “Risk Factors,” and (iii) the continuing effects of the global economic decline;

•	rapidly changing technology in our subsidiaries’ industries and our subsidiaries’ ability to enhance existing products and develop and market new products;

•

our subsidiaries’ dependence on a significant portion of their sales and operating profit from contracts for large systems and large installations, including, among other things, the lengthy and complex bidding and selection process, the difficulty predicting their ability to obtain particular contracts and the timing and scope of these opportunities;

•

operating results are difficult to predict as a result of lengthy and variable sales cycles, focus on large customers and installations, short delivery windows required by customers, and the high percentage of revenues typically generated late in the fiscal quarter;

•	the potential incurrence by our subsidiaries of significant costs to correct previously undetected operational problems in their complex products;

•	our subsidiaries’ dependence on a limited number of suppliers and manufacturers for certain components and third-party software could cause a supply shortage and/or interruptions in product supply;

•	changes in the competitive environment in the telecommunications industry may reduce demand for Comverse’s products and services and/or cause Comverse to reduce prices;

•

increased costs or reduced demand for Comverse’s products resulting from compliance with evolving telecommunications regulations and the implementation of new standards may adversely affect our business and financial condition;

•

the recent imposition of limitations by the Department of Telecommunications of the Government of India on the ability of Indian telecommunication service providers to purchase equipment and software from providers that are not Indian owned or controlled, which may substantially limit the ability of Comverse to conduct business in India and the risk that if these limitations persist, our revenue and profitability will be materially adversely affected;

•	the failure or delay in achieving interoperability of Comverse’s products with its customers’ systems could impair its ability to sell its products;

•	increased and changing competition which could force our subsidiaries to lower prices or take other actions to differentiate their products;

•	the competitive bidding process used to generate sales requires our subsidiaries to expend significant resources with no guarantee of recoupment;

•

our subsidiaries’ inability to maintain relationships with value added resellers, systems integrators and other third parties that market and sell their products could adversely impact our financial condition and results of operations;

•

third parties’ infringement of our subsidiaries’ proprietary technology and the infringement by our subsidiaries of the intellectual property of third parties, including through the use of free or open source software;

•	risks of certain contractual obligations of our subsidiaries exposing them to uncapped liabilities;

•

the impact of mergers and acquisitions, including, but not limited to, difficulties relating to integration, the achievement of anticipated synergies and the implementation of required controls, procedures and policies at the acquired company;

•

risks associated with significant foreign operations and international sales, including the impact of geopolitical, economic and military conditions in foreign countries, conducting operations in countries with a history of corruption and entering into transactions with foreign governments and ensuring compliance with laws that prohibit improper payments;

•	adverse fluctuations of currency exchange rates;

•

risks relating to our significant operations in Israel, including economic, political and/or military conditions, and uncertainties relating to research and development grants, tax benefits and the ability of our Israeli subsidiaries to pay dividends;

•

potential decline in the price of CTI’s common stock in the event that holders of securities awarded under CTI’s equity incentive plans elect to sell a significant number of shares after CTI becomes current in its periodic reporting obligations and registers for issuance or sale securities awarded under equity incentive plans;

•	the issuance of additional equity securities diluting CTI’s outstanding common stock;

•

risks that the credit ratings of CTI and its subsidiaries could be downgraded or placed on a credit watch based on, among other things, financial results or, in CTI’s case, delays in the filing of its periodic reports;

•	the ability of Verint to pay its indebtedness as it becomes due or refinance its indebtedness as well as comply with the financial and other restrictive covenants contained therein;

•

Verint’s dependence on government contracts and the possibility that U.S. or foreign governments could refuse to purchase Verint’s Communications Intelligence solutions or could deactivate Verint’s security clearances in their countries;

•	risks associated with Verint’s handling or the perception of mishandling of customers’ sensitive information;

•	Verint’s ability to receive or retain necessary export licenses or authorizations; and

•	other risks described in filings with the SEC.

v

These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Item 1A, “Risk Factors” of this Annual Report. The documents and reports we file with the SEC are available through CTI, or its Web site, www.cmvt.com, or through the SEC’s Electronic Data Gathering Analysis and Retrieval system (EDGAR) at www.sec.gov. CTI undertakes no commitment to update or revise any forward-looking statements except as required by law.

CAUTIONARY NOTE REGARDING FINANCIAL PERFORMANCE IN

SUBSEQUENT FISCAL PERIODS

Certain events that occurred after January 31, 2009 are expected to adversely impact our financial condition and results of operations for fiscal periods subsequent to such date. These events include:

•	declines in the global economy, which resulted in reduced information technology spending and reduced demand for our subsidiaries’ products and services;

•	challenging market conditions in the telecommunications industry;

•

operating losses and significant negative cash flows from operations at the Comverse segment and a potential shortfall of approximately $50.0 million in the cash required to support the working capital needs of the Comverse segment during the fiscal quarter ending April 30, 2011;

•

the reduction in cash and cash equivalents due to the mandatory repurchase by CTI of $417.3 million aggregate principal amount of convertible debt obligations at face value in accordance with the terms of the applicable indenture;

•	significant professional fees and other costs incurred in connection with our efforts to become current in our periodic reporting obligations under the federal securities laws;

•

reduction in cash and cash equivalents and a reduction in ARS due to obligations under settlement agreements, pursuant to which CTI has paid or is obligated to pay up to an aggregate of $165.0 million (less a credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement) in settlement of a shareholder class action and $9.4 million to cover legal fees in settlement of shareholder derivative actions;

•

civil and/or criminal actions may be brought against CTI by the SEC and the DOJ under the FCPA relating to potentially unlawful payments alleged to have been made by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products, which could result in significant civil and/or criminal penalties;

•

the payment by Ulticom, Inc., in April 2009, of a special cash dividend of $199.6 million to its shareholders of record, including CTI, of which $64.3 million was paid to Ulticom, Inc.’s minority shareholders; and

•	cash payments made in the fiscal year ended January 31, 2010 in connection with restructuring initiatives.

Accordingly, investors are cautioned that our results through January 31, 2009 are not indicative of our performance in any subsequent fiscal period.

EXPLANATORY NOTE

Overview

This comprehensive Annual Report for the fiscal year ended January 31, 2009 filed by CTI is the first Annual Report on Form 10-K filed with the SEC since CTI’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005. CTI’s most recent Quarterly Report on Form 10-Q was filed for the fiscal quarter ended October 31, 2005.

The delay in filing CTI’s periodic reports resulted primarily from (i) adjustments to our historical financial statements required to reflect the results of the completed investigations by a Special Committee of CTI’s Board of Directors (referred to as the Special Committee) and (ii) the evaluation of application of generally accepted accounting principles in the United States of America (or U.S. GAAP) in connection with the recognition of revenue in accordance with The American Institute of Certified Public Accountants’ Statement of Position No. 97-2, Software Revenue Recognition (or SOP 97-2), including the assessment of vendor specific objective evidence (or VSOE) of fair value, and (iii) other items relating to the completion of our consolidated financial statements. For a more detailed discussion relating to the activities involving the restatement and related adjustments, see Item 6, “Selected Financial Data—Restatement of Selected Financial Data (Fiscal Year Ended January 31, 2005),” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prior Period Adjustments” and note 3 to the consolidated financial statements included in Item 15 of this Annual Report.

CTI’s Special Committee’s investigations related to historic improper stock option grant practices and related accounting matters and other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the intentional inaccurate presentation of backlog.

The evaluation of matters relating to the application of U.S. GAAP in connection with the recognition of revenue in accordance with SOP 97-2 was prompted by concerns that arose in connection with the audit of CTI’s consolidated financial statements. This evaluation was not part of the investigations conducted by the Special Committee.

Our consolidated financial statements include the financial statements of CTI’s subsidiaries, including two majority-owned subsidiaries, Verint Systems and Ulticom, Inc. The common stock of each of Verint Systems and Ulticom, Inc. is publicly traded separately from CTI’s common stock. Each of Verint Systems and Ulticom, Inc. also conducted separate management or audit committee reviews or investigations of their stock option grant practices and certain non-option accounting issues, including accounting reserves, income statement expense classification, and engaged in an evaluation of the application of U.S. GAAP in connection with the recognition of revenue in accordance with SOP 97-2.

The investigations conducted by CTI’s Special Committee and the audit committees of Verint Systems and Ulticom, Inc. are referred to collectively as the “Investigations.” The revenue recognition evaluations conducted by each of CTI, Verint Systems and Ulticom, Inc. are referred to collectively as the “Evaluations.”

For a more detailed discussion of these and other investigations and the Evaluations, see “—Investigations and Evaluations,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prior Period Adjustments” and note 3 to the consolidated financial statements included in Item 15 of this Annual Report.

About this Annual Report

This Annual Report is intended to provide disclosure with respect to certain fiscal periods and includes the following:

•	audited annual consolidated financial statements as of and for the fiscal years ended January 31, 2009, 2008, 2007 and 2006;

•	unaudited condensed selected financial information for each of the four fiscal quarters in the fiscal years ended January 31, 2009 and 2008; and

•	unaudited restated selected financial information as of and for the fiscal year ended January 31, 2005.

In addition, CTI intends to file its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and the Quarterly Reports on Form 10-Q as may be required for it to become current in its periodic reporting obligations under the federal securities laws as soon as practicable. CTI does not intend to file with the SEC separate Annual Reports on Form 10-K for the fiscal years ended January 31, 2008, 2007 or 2006.

CTI has not amended and does not intend to amend any of its other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the adjustments. For this reason, the consolidated financial statements previously disclosed in periodic reports filed by CTI for fiscal years and quarters ended on or before October 31, 2005, any related financial information contained in such previously filed reports, and any related reports of CTI’s independent registered public accounting firm, Deloitte & Touche LLP (or D&T), should not be relied upon.

Prior Period Adjustments

This Annual Report includes adjustments to certain previously disclosed financial information (referred to as the Prior Period Adjustments). For a presentation of the Prior Period Adjustments and related discussion, see Item 6, “Selected Financial Data—Restatement of Selected Financial Data (Fiscal Year Ended January 31, 2005),” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Prior Period Adjustments” and note 3 to the consolidated financial statements included in Item 15 of this Annual Report.

Investigations and Evaluations

CTI

Special Committee Investigations

Overview

On March 14, 2006, CTI disclosed that its Board of Directors formed a Special Committee composed of outside directors to review matters relating to CTI’s historic stock option grant practices, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. This investigation is referred to as the “Phase I Investigation.” The Special Committee retained independent legal counsel, Dickstein Shapiro LLP (or Dickstein), who in turn retained AlixPartners LLP (or AlixPartners), a forensic accounting firm.

On April 17, 2006, CTI disclosed that (i) the Special Committee had reached a preliminary conclusion that the actual dates of measurement for certain historic stock option grants for accounting purposes differed from the recorded grant dates for such awards, (ii) it expected that it will need to restate its historic financial statements and (iii) on April 14, 2006, CTI’s Audit Committee concluded that CTI’s financial statements and any related reports of its independent registered public accounting firm should no longer be relied upon.

On November 14, 2006, CTI disclosed that the Special Committee’s investigation was expanded to other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the intentional, inaccurate presentation of backlog. This investigation is referred to as the “Phase II Investigation.”

On January 29, 2008, CTI disclosed that the Special Committee completed its independent investigations and, on January 28, 2008, adopted a comprehensive report (referred to as the Special Committee’s Report) which was presented to CTI’s Board of Directors.

The Special Committee’s Phase I Investigation

For fiscal periods prior to January 31, 2006, CTI accounted for stock option grants using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (or APB 25), and for the applicable fiscal periods also included pro-forma disclosures of stock-based compensation required since the adoption of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (or SFAS 123). Under APB 25, no stock-based compensation cost for stock options is required to be recorded if the exercise price of the stock options at least equals the market value of the underlying common stock on the date of grant.

x

In reviewing CTI’s practices relating to option grants from 1991 through 2005, the Special Committee reviewed 39 separate grants of more than 82 million options to approximately 6,200 employees and consultants, as well as 22 grants of approximately 1.2 million options to eight of CTI’s non-employee directors. It found that between 1991 and 2001, almost 54 million stock options (issued via 29 grants to 5,386 grantees) were backdated to obtain advantageous exercise prices, with the knowledge and participation of CTI’s former Chairman and Chief Executive Officer, Jacob “Kobi” Alexander, its former director and General Counsel, William Sorin and, at times, its former Executive Vice President and Chief Financial Officer, David Kreinberg. The recipients of these grants ranged from rank and file employees to senior executives, but no backdated grants were made to non-employee directors. The difference between the fair market value of CTI’s common stock on the proper measurement date and the exercise price (i.e., the fair market value of its common stock on the “as of” grant date) for all exercised backdated options (including CTI stock options granted to Verint and Ulticom employees) amounted to $71.8 million, including $6.4 million for Mr. Alexander, $1.1 million for Mr. Kreinberg, and $1.0 million for Mr. Sorin. The Special Committee concluded that the practice of deliberate backdating ended in October 2001.

The Special Committee also found that from calendar year 1998 to calendar year 2001, without the knowledge of the members of the Compensation Committee of CTI’s Board of Directors (or the Compensation Committee) or its independent registered public accounting firm, Messrs. Alexander and Kreinberg established and administered a secret options reserve fund comprised of options with favorable exercise prices from which options were disbursed in the form of grants in order to address special employment and recruiting needs. To fund this reserve, Messrs. Alexander and Kreinberg included option grants to fictitious employees on proposed grant lists that were sent to the Compensation Committee. The Compensation Committee, unaware that these employees did not exist, approved the grants. Messrs. Alexander and Kreinberg then transferred the approved option grants to one of two dummy accounts code named “I.M. Fantom” or “I. Fargo” (referred to together as Fargo). Mr. Alexander determined when and to whom awards from this account would be made. Before Fargo was closed in April 2002, options to purchase approximately 187,000 CTI shares were distributed through the account. None of those options were issued to Messrs. Alexander, Kreinberg or Sorin, or to any directors, officers or ten-percent shareholders of CTI’s common stock. The Special Committee did not find any evidence that the individuals who did receive Fargo grants were aware of any improprieties with respect to their grants.

The Special Committee also found a number of other pre-2002 practices that were inconsistent with the requirements of CTI’s stock option plans, including the recycling of unexercised options from departed employees to other employees, and administrative and paperwork delays involved in certain grants after 2001. The Special Committee found no evidence that grantees other than Messrs. Alexander, Kreinberg and Sorin were involved in or aware of any improprieties surrounding their grants and concluded that all grants to other employees and to consultant grantees should have been, and will be, honored as enforceable obligations of CTI. Similarly, although the Special Committee found irregularities concerning grants to non-employee directors, it concluded that these were not the product of intentional wrongdoing and that none of these non-employee directors were aware of any such irregularities. The Special Committee determined to honor all prior grants to them as well.

Based on the Special Committee’s recommendations, CTI forced Messrs. Alexander, Kreinberg and Sorin to resign from their offices in April 2006. In August 2006, CTI severed all of its connections to Messrs. Alexander, Kreinberg and Sorin, rescinded all of their unexercised options and invalidated other securities that were granted to them by CTI.

In August 2006, based in large part on information provided by the Special Committee, the United States Attorney’s Office for the Eastern District of New York (or the U.S. Attorney) filed a criminal complaint against Messrs. Alexander, Kreinberg and Sorin alleging that they engaged in fraudulent practices with respect to the option grant practices of CTI and Ulticom, Inc. Mr. Alexander fled the United States to Namibia, was indicted and is now the subject of extradition proceedings. In late 2006, Messrs. Kreinberg and Sorin entered guilty pleas to fraud charges. In May 2007, Mr. Sorin was sentenced to a year and a day in prison and was ordered to pay restitution. The amount of restitution was set at $51.8 million, but the execution of the order was stayed by the court pending the resolution of a forfeiture claim brought by the U.S. Attorney against approximately $50.0 million of Mr. Alexander’s assets. Mr. Kreinberg, who is cooperating with the U.S. Attorney, has not been sentenced to date.

Simultaneously with the filing of the criminal complaint, the SEC filed companion civil cases against Messrs. Alexander, Kreinberg and Sorin that also relied, in significant measure, on information provided by the Special Committee. Messrs. Kreinberg and Sorin settled the SEC’s claims by agreeing to pay civil penalties and disgorgement totaling $2.4 million (including $1.8 million in disgorgement) and $3.1 million (including $1.7 million in disgorgement), respectively.

In July 2006, the U.S. Attorney filed a forfeiture action against certain of Mr. Alexander’s accounts that resulted in the United States District Court for the Eastern District entering an order freezing approximately $50.0 million of Mr. Alexander’s assets. In order to obtain the assets in Mr. Alexander’s frozen accounts, in July 2007, CTI filed with the U.S. Attorney a Petition for Remission of Civil Forfeiture requesting remission of any funds ultimately forfeited by Mr. Alexander. The Special Committee authorized CTI, and CTI initiated proceedings (referred to as the Direct Actions), to pursue its remedies against Messrs. Alexander, Kreinberg and Sorin in connection with their misconduct in backdating stock options and related financial misreporting. See Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations.”

CTI agreed to dismiss its Direct Actions against Messrs. Alexander, Kreinberg and Sorin, who, in turn, agreed to dismiss any counterclaims they filed against CTI, as part of the agreements entered into by CTI in December 2009 to settle the consolidated shareholder class action and consolidated shareholder derivative actions. In addition, the settlement agreements provide that the assets in Mr. Alexander’s frozen accounts will ultimately be transferred to the class action settlement fund in conjunction with the settlements of the Direct Actions, the consolidated shareholder class action and shareholder derivative actions. The agreement to settle the shareholder class action was amended on June 19, 2010 and such agreement, as amended, was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively. For a more detailed discussion relating to the settlement agreements, see Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—Settlement Agreements.”

The Special Committee’s Phase II Investigation

During the Special Committee’s Phase I Investigation, the Special Committee received information alleging that CTI’s financial results from at least 1996 through 2003 were intentionally misstated as a way of aligning its performance with Wall Street expectations. As a result, the Special Committee initiated its Phase II Investigation as a separate investigation during which it conducted more than 50 interviews and reviewed over a million documents. It concluded that from at least 1996 through October 2003, Messrs. Alexander and Kreinberg manipulated CTI’s financial statements to portray it as a company with steady, measured growth. This manipulation helped CTI to meet or exceed Wall Street expectations in every quarter between 1996 and the first quarter of 2001.

Mr. Alexander served as Chief Executive Officer and Chairman of CTI during the entire period covered by the investigation. Igal Nissim was the Chief Financial Officer of CTI from 1992 through May 1999. Mr. Kreinberg was hired as the Vice President of Finance in 1994. In 1996, Mr. Nissim relocated to Israel and became more involved with matters unrelated to the Chief Financial Officer function and Mr. Kreinberg assumed more of the day-to-day responsibilities of Chief Financial Officer. Nonetheless, Mr. Nissim continued to sign periodic reports filed with the SEC containing our consolidated financial statements and remained the Chief Financial Officer of CTI until May 1999, when Mr. Kreinberg officially became CTI’s Chief Financial Officer. At that time, Mr. Nissim joined Verint Systems. Based on its findings, Verint Systems’ Audit Committee recommended that Mr. Nissim be terminated without bonus or severance, subject to contractual obligations and applicable law. At the time of Verint Systems’ Audit Committee’s recommendation in March 2008, Verint had already completed the transition of the Chief Financial Officer role from Mr. Nissim to Douglas Robinson in December 2006, at which time Mr. Nissim had ceased to be a director and an executive officer, and no longer had any role in the preparation of Verint’s financial statements or public disclosures. In addition, based on previous guidance from Verint Systems’ board of directors, Verint had already notified Mr. Nissim in October 2007 of its intention to formally terminate his employment for cause. Mr. Nissim’s employment officially ended on January 31, 2008 at the conclusion of his employment term.

The Special Committee found that in order to manipulate reported earnings, Mr. Kreinberg routinely overrode existing internal controls and directed subordinates in the finance department of CTI’s various subsidiaries to make unsupported quarter-end adjustments in at least two areas.

First, to achieve the desired financial metrics, the Special Committee found that Messrs. Kreinberg and Alexander directed the creation of excess reserves that later could be (and were) released into income and kept a running track of the “excess” or “cushion” in dozens of reserve accounts. The Special Committee determined that this practice had a significant impact on CTI’s income statements and, consequently, adjustments to CTI’s financial statements were required. For a presentation and related discussion of the adjustments, see Item 6, “Selected Financial Data—Restatement of Selected Financial Data (Fiscal Year Ended January 31, 2005),” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prior Period Adjustments” and note 3 to the consolidated financial statements included in Item 15 of this Annual Report. The Special Committee found that due to reserve manipulations, pre-tax income was understated in each fiscal year from 1996 through 1999 and pre-tax income was overstated in each fiscal year from 2000 through at least 2002.

Second, the Special Committee found that Mr. Kreinberg directed the unsupported reclassification of certain expenses. Such unsupported expense reclassifications occurred from at least the first quarter of 1998 through the third quarter of 2003. These reclassifications did not affect CTI’s net income but did have the effect of presenting more consistent operating and performance trends. These reclassifications were principally between: (a) product and service costs, (b) research and development costs, and (c) selling, general and administrative expenses.

In addition, the Special Committee found that, at the corporate level, Mr. Kreinberg or a subordinate directed by Mr. Kreinberg repeatedly made unsupported downward adjustments to our sales backlog. Although the sales backlog was not reported in quarterly reports, it was reported in the annual reports filed with the SEC, and was discussed regularly in quarterly earnings conference calls with analysts. Interviews with the subordinates who made the foregoing adjustments revealed that they did so simply because the directions came from Mr. Kreinberg. The Special Committee found that the practice of making such adjustments ended largely as a result of (i) the economic downturn in 2001, (ii) the enactment of the Public Company Accounting Reform and Investor Protection Act of 2002 (or the Sarbanes-Oxley Act) in July 2002 and (iii) resistance from the new Chief Financial Officer of Comverse, Inc. who was hired in September 2002.

The Special Committee also conducted three additional inquiries concerning Comverse’s historic recognition of revenue relating to three contracts. The first concerned third-party allegations that, to meet corporate objectives, Comverse sometimes prematurely recognized revenue and sometimes improperly deferred it. The Special Committee found no evidence to support these specific allegations of improper revenue recognition.

Second, the Special Committee determined to go beyond these allegations and examine additional transactions during fiscal years 1996 through 2005 to test for improper revenue recognition practices. Although the documentation available from earlier years was limited, the information that was available provided reasonable assurance that CTI had not attempted to manage earnings by manipulating revenue recognition. Based upon available information, the Special Committee concluded that CTI had attempted to comply with its revenue recognition guidelines but may not have developed or maintained adequate contemporaneous documentation to do so. Accordingly, the Special Committee suggested that CTI review the adequacy of its documentation. Subsequently, as noted below, an evaluation of revenue recognition was prompted by concerns that arose in connection with the audit of CTI’s consolidated financial statements.

The third inquiry concerned questions as to whether revenue recognized on particular contracts with a significant customer had been deferred improperly from the fiscal year ended January 31, 2002 until the fiscal year ended January 31, 2005. Although the Special Committee found that portions of the deferral were inappropriate, it concluded that this was not the result of misconduct.

Systemic Weaknesses in Corporate Controls and Culture

The Special Committee found that Messrs. Alexander, Kreinberg and Sorin were able to accomplish the backdating of CTI’s stock options in part because of inadequate internal control over financial reporting, inadequate oversight by CTI’s Board of Directors and a corporate culture that discouraged questioning senior management. The earnings manipulation found by the Special Committee was also accomplished due to similar deficiencies in internal control over financial reporting and corporate culture, including that:

•	CTI’s system of documenting support for entries to reserve and accrual accounts and for adjustments to expense items was inadequate;

•	there were no procedures for making post-quarter-closing journal adjustments; and

•

until the former Chief Financial Officer of Comverse, Inc. joined it in September 2002, Mr. Kreinberg routinely ignored the reporting channels beneath him to direct adjustments and entries to low- and middle-level accounting personnel in Comverse, Inc.’s finance department.

The Special Committee found that Comverse’s finance department personnel did not have the appropriate level of knowledge, experience and training in the application of U.S. GAAP and internal control over financial reporting commensurate with the periodic reporting obligations of U.S. publicly-traded companies. Furthermore, the Special Committee found an inappropriate tone at the top with Messrs. Alexander and Kreinberg not tolerating questions being raised concerning any decisions by them about practices, procedures, or substantive accounting issues, resulting in a corporate culture that was not conducive to the integrity and transparency of appropriate financial reporting. Thus, the Special Committee found that Messrs. Alexander and Kreinberg were able to backdate option grants and manipulate CTI’s earnings and financial results due to the lack of internal controls and by overriding those internal controls that did exist at Comverse, and as a result, those that existed at CTI.

Special Committee Actions

Personnel Determinations and Decisions

The Special Committee determined that:

•	Messrs. Alexander, Kreinberg and Sorin were responsible for the backdating of stock options during the period 1991 through 2001; and

•	Messrs. Kreinberg and Alexander were primarily responsible for the development and implementation of efforts to manipulate CTI’s reserves and sales backlog, and to improperly reclassify expenses.

Based on the Special Committee’s recommendations, CTI forced Messrs. Alexander, Kreinberg and Sorin to resign from their offices in April 2006. In August 2006, CTI severed all of its connections to Messrs. Alexander, Kreinberg and Sorin, rescinded all of their unexercised options and invalidated other securities that were granted to them by CTI. All unvested restricted stock held by Messrs. Alexander and Kreinberg was forfeited upon termination of their employment by CTI and, based on the Special Committee's determinations, on August 17, 2006, CTI’s transfer agent placed a stop transfer order on the accounts of Messrs. Alexander and Kreinberg (Mr. Sorin was not a record holder of shares at that time).

In addition, the Special Committee authorized CTI to pursue remedies against Messrs. Alexander, Kreinberg and Sorin in connection with their misconduct in backdating stock options and related financial misreporting. The Special Committee also made vigorous efforts, including filing a Petition for Remission of Civil Forfeiture, to ensure that CTI, as the victim of the backdating scheme, receive any funds ultimately forfeited by Mr. Alexander. In connection with the settlements of the Direct Actions, the consolidated shareholder class action and shareholder derivative actions, the assets in Mr. Alexander’s frozen accounts will ultimately be transferred to the class action settlement fund. See Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations.” The Special Committee shared the results of its investigations with the U.S. Attorney and the SEC and, based in large part on this information, the U.S. Attorney charged Messrs. Alexander, Kreinberg and Sorin in criminal proceedings and the SEC instituted civil actions against them.

The Special Committee also considered Mr. Nissim’s involvement and determined that he was partially responsible for the manipulation of reserves in the period before Mr. Kreinberg assumed day-to-day responsibility in this area. Further, as CTI’s Chief Financial Officer until 1999, Mr. Nissim signed its periodic reports filed with the SEC containing financial statements and was ultimately responsible for them. As such, the Special Committee determined that options to purchase 12,750 shares of CTI’s common stock held by Mr. Nissim, which represented all such options held by him, should be canceled and, subsequently, CTI canceled these options.

Decisions to Honor Grants to Uninvolved Grantees

The Special Committee decided to honor grants of outstanding options previously awarded to all employees, directors, officers, and consultants of CTI and subsidiaries, other than Messrs. Alexander, Kreinberg, Sorin and Nissim and outstanding options held in the Fargo accounts, as CTI’s valid obligations, because:

•	it found no evidence that these persons were aware of improprieties relating to their grants; and

•	most, if not all, of these persons appear to have strong legal claims either to enforce their option grants or for the economic value of those grants.

Remedial Measures

During the course of the Special Committee investigations, the Special Committee adopted remedial recommendations focusing on key governance deficiencies and accounting systems, procedures, and controls of CTI and Comverse, with particular attention paid to the sufficiency of the controls and processes. The Special Committee’s investigations revealed weaknesses in accounting and disclosure controls and procedures during the period covered by the investigation that contributed to inaccurate reporting of financial results. A comprehensive discussion of the facts, findings and conclusions set forth in the Special Committee’s Report and related remedial measures and recommendations, is contained in CTI’s Current Report on Form 8-K filed with the SEC on January 29, 2008.

As a result of the Special Committee’s investigations and in response to the recommendations of the Special Committee, CTI implemented certain remedial measures:

•	Corporate Governance. CTI took the following actions and implemented the following remedial measures:

•	terminating the employment of Messrs. Alexander, Kreinberg and Sorin as officers and directors without severance, and canceling their outstanding equity grants, as described above;

•	hiring a new slate of senior executives, including the current Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer;

•

replacing directors who served on the Board of Directors at any time during which options were backdated, resulting in CTI’s Board of Directors being comprised of 11 directors, ten of whom are non-employees and qualify as “independent directors” under NASDAQ’s listing rules and the Board’s own heightened standards of independence;

•	revising the Board's Corporate Governance Guidelines and Principles and all committee charters;

•	adopting a policy requiring that the positions of Chairman of the Board and Chief Executive Officer of CTI be held by different persons and that the Chairman be an independent director;

•

adopting a policy requiring that, other than CTI’s Chief Executive Officer, all members of CTI’s Board of Directors shall be “independent” as defined by heightened standards adopted by the Board of Directors;

•

adopting guidelines requiring non-employee directors to hold one-half of all stock received as compensation (after sale of that portion that may be necessary for payment of tax liability) for at least as long as they continue to serve on CTI’s Board of Directors;

•	amending CTI’s by-laws to permit certain long-term substantial shareholders to propose, in CTI’s own proxy materials, nominees for election as directors;

•

approving an amendment to CTI’s Certificate of Incorporation that would, except in the case of contested elections, provide for the election of directors by a majority of the votes cast, rather than a plurality of the votes cast, which amendment will become effective if approved by shareholders at the next regular annual meeting of shareholders;

•

adopting a policy that provides, among other things, that (i) as a condition for nomination or re-nomination, a director nominee shall agree to submit a letter of resignation from CTI’s Board of Directors if the director fails to receive a majority of the votes cast in an uncontested election and (ii) if a resignation is submitted, CTI’s Board of Directors shall decide, through a process managed by CTI’s Corporate Governance and Nominating Committee (and excluding the nominee in question), whether to accept such resignation, it being expected that the Board of Directors will accept the resignation absent a compelling reason to the contrary;

•	adopting a policy requiring directors to attend the annual meeting of shareholders absent unusual circumstances; and

•	implementing a Board Development Program that encourages directors to attend at least one director development program or conference per year.

•	Policies and Procedures for Equity Grants (Including Options). CTI implemented the following measures to ensure that all equity awards are properly approved and accounted for:

•

adopting a policy requiring equity grants to be made upon (i) the approval and recommendation of CTI’s Compensation and Leadership Committee and (ii) the approval of its Board of Directors, including the affirmative vote of the majority of the independent directors;

•	adopting procedures to ensure timely notification to participants upon approval by the Board of Directors of equity awards;

•

implementing a process to ensure changes to employee data for equity award holders such as new hires, terminations, and transfers are reviewed for accuracy on a timely basis and properly accounted for;

•	creating and staffing a Global Equity Manager position in its corporate human resources department to oversee and manage the administration of equity award plans;

•

implementing an on-line grant notification and acceptance process to improve controls over record retention in connection with equity award grants, first used in connection with an option award grant in May 2009; and

•

adopting a policy and implementing certain related procedures effective in the fiscal year ended January 31, 2010 establishing guidelines for its human resources, finance and legal teams to properly govern administration of equity awards and associated plans.

•	Training, Ethics and Corporate Culture. Based on the recommendations of the Special Committee, CTI took the following actions and implemented the following measures:

•	providing education and training programs to its human resources personnel involved in the administration of the equity award grant process;

•

revising its Code of Business Conduct and Ethics (or the Code of Conduct) and adopted additional policies, including policies relating to sales agent contracting, anti-corruption, records retention and prohibition on insider trading;

•

initiating world-wide training programs applicable to all employees, officers and directors related to the Code of Conduct and additional policies to promote and maintain a work environment of ethical values and standards and implementing a supplementary ethics certification process specifically for senior-level managers to attest to their understanding and compliance with the Code of Conduct with appropriate monitoring of completion; and

•	disseminating to employees written communications from its Chief Executive Officer emphasizing CTI’s commitment to ethics and transparency.

•	Internal Control Over Financial Reporting. To improve internal control over financial reporting, CTI has taken the following actions and implemented the following measures:

•

augmenting its accounting and finance staff, and in some cases, creating new positions which were filled by existing staff, to provide leadership and additional technical expertise in critical areas, such as revenue recognition, income taxes, accounting policy development and financial reporting by hiring a new Chief Financial Officer, Chief Accounting Officer, Chief Compliance Officer, Vice President – Corporate Controller, Vice President—Corporate Treasurer, Vice President—Global Tax, Vice President – Revenue Recognition and Accounting, Vice President—Financial Planning and Analysis, Director of Technical Accounting and Policies, Director of Internal Audit, Manager of Sarbanes-Oxley Compliance and Senior Consolidation Accountant;

•

establishing a centralized financial oversight function with all finance management reporting to CTI’s Chief Financial Officer, to ensure greater focus and consistency across its financial reporting process, including consolidation, accounting policies and disclosure committee;

•	establishing internal control over financial reporting by implementing standardized global financial processes set forth in company accounting policies provided to finance and accounting personnel;

•	implementing revenue accounting procedures separate from order process centralized in the United States; and

•

requiring representatives of CTI’s management and independent registered public accounting firm to attend nearly all meetings of CTI’s Audit Committee and conducting separate executive Audit Committee sessions with CTI’s independent registered public accounting firm without the presence of management.

•	Internal Audit. CTI improved the effectiveness of its internal audit function by taking the following actions and implementing the following remedial measures:

•

hiring a Director of Internal Audit and a Manager of Sarbanes-Oxley Compliance, both of whom have global responsibilities and report to CTI’s Chief Compliance Officer and hiring additional internal audit staff to provide incremental resources in support of its Sarbanes-Oxley compliance and internal audit activities;

•	documenting formalized audit procedures, including quality review requirements to promote consistency and accuracy of deliverables from its Sarbanes-Oxley compliance program;

•	deploying an automated tool to provide more efficient management and reporting for its Sarbanes-Oxley compliance program; and

•	approving a revised, updated internal audit charter by the Audit Committee.

•

Corporate Adjustments and Reserves; Expense Reclassifications. CTI developed an accounting manual that includes a set of internal controls and procedures for authorizing manual journal entries for corporate adjustments, reserves and expense reclassifications of the type identified in the report of the Special Committee.

•

Journal Entries. To improve controls over the processing of manual journal entries, beginning in the fiscal year ended January 31, 2009 CTI has formalized procedures for automatic routing of entries at certain locations for management review and approval based upon established dollar thresholds and developed a policy during the fiscal year ended January 31, 2010 to ensure that all manual journal entries recorded in our financial records are properly prepared, supported by adequate documents and independently reviewed and approved.

•	Records Retention. CTI adopted a new records retention policy which was communicated to company employees.

•	Communications with Analysts. CTI adopted a policy to ensure that communications with analysts are made in accordance with the federal securities laws. The policy provides, among other things, that:

•	the Chairman of CTI’s Board of Directors (or, in his absence, the Chairman of the Audit Committee) and its General Counsel will monitor its quarterly earnings conference calls; and

•	CTI’s Board of Directors or Audit Committee will approve financial information and earnings guidance disclosures.

•

IT Systems. To improve CTI’s information technology systems, CTI hired a new Chief Information Officer and established a Finance Systems function to act as a liaison between CTI’s finance and IT departments to ensure systems and system interfaces are adequate.

•	Budgeting Process. CTI’s budgets will be reviewed and approved by the Board of Directors, with performance variances to be reviewed quarterly.

•

Disclosure Committee. CTI established a Disclosure Committee reporting to its Chief Executive Officer to meet on a quarterly basis or more frequently as circumstances dictate, in an effort to ensure that its SEC filings and other public disclosures are complete and accurate and otherwise comply with applicable requirements. CTI also documented a formal disclosure policy and procedures to govern the work of the Disclosure Committee. Currently, the Disclosure Committee is comprised of CTI’s Chief Financial Officer, Chief Accounting Officer, General Counsel, Associate General Counsel, Corporate and Securities, Vice President, Corporate Marketing and Corporate Communications, Chief Compliance Officer and Comverse, Inc.’s Vice President, Global Sales Operations.

•

Hiring and Workforce Assessment Practices. CTI established hiring and training procedures to ensure that the finance and accounting departments are adequately staffed with highly qualified and experienced personnel.

•	Whistleblower Program. To improve the effectiveness of its whistleblower program, CTI:

•	adopted a policy relating to non-retaliation;

•	reinforced employee awareness of the whistleblower program as part of the Code of Conduct training;

•	communicated information concerning the whistleblower program to employees through its Policies and Compliance Portal web site, including the purpose of this program and how to report concerns; and

•	provided toll-free access to the whistleblower hotline on a world-wide basis and established a separate toll-free number for its employees based in Israel.

CTI has not completed addressing all the remedial measures recommended by the Special Committee and is currently in the process of addressing certain of these recommendations. Notably, CTI is developing procedures to close its quarterly and annual fiscal periods on a more timely basis with a reduced number of manual entries and to transition to a monthly close process; and is assessing contracts database management solutions.

Revenue Recognition Evaluation

In November 2007, CTI initiated an evaluation of its application of U.S. GAAP in connection with the recognition of revenue in accordance with The American Institute of Certified Public Accountants’ Statement of Position No. 97-2, Software Revenue Recognition, including the assessment of VSOE of fair value, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and related accounting guidance. The evaluation was prompted by concerns relating to the application of SOP 97-2, including the VSOE of fair value, that arose in connection with the audit of CTI’s consolidated financial statements. The revenue recognition evaluation was not part of the Special Committee’s investigations. The revenue recognition evaluation included a re-assessment of the prior methodology that Comverse employed to determine VSOE of fair value for the various elements of bundled hardware and software solutions and associated services. The evaluation included a review of revenue arrangements originally recorded beginning in the fiscal year ended January 31, 2002 through the fiscal year ended January 31, 2008.

Pursuant to that review, we found that Comverse was not properly accounting for revenue in accordance with the provisions of SOP 97-2 and related interpretations. The accounting errors identified as a result of this evaluation impacted the timing of revenue recognized and generally did not call into question the validity of the underlying transactions or revenue. In some isolated instances, however, total revenue for certain contracts was impacted. For a more detailed discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prior Period Adjustments” and note 3 to the consolidated financial statements included in Item 15 of this Annual Report.

Investigation of Alleged Improper Payments

On March 16, 2009, CTI disclosed that the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments made from 2001 through 2007 by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. Such alleged payments would have been made in contravention of stated policies, and certain of these payments may have been in violation of the FCPA or other laws of the United States or other countries. The Audit Committee found that the conduct at issue did not involve CTI’s current executive officers. The Audit Committee also reviewed Comverse’s other existing and prior arrangements with agents. When the Audit Committee commenced the investigation, CTI voluntarily disclosed to the SEC and the DOJ these facts and advised that the Audit Committee had initiated an internal investigation and that the Audit Committee would provide the results of its investigation to the agencies. On April 27, 2009, the SEC advised CTI that it is investigating the matter and issued a subpoena to CTI in connection with its investigation. The Audit Committee is providing information to, and cooperating fully with, the SEC and the DOJ with respect to its findings of the internal investigation of the alleged improper payments and the existing and prior arrangements with agents. The aggregate amount of the alleged payments in question are, from a financial standpoint, immaterial to our company. Although CTI is unable to predict the outcome of the SEC investigation, the SEC and the DOJ may pursue civil and/or criminal actions against CTI that could subject it to significant civil and/or criminal penalties and other sanctions.

Settlement of SEC Civil Action

On March 21, 2008, CTI received a “Wells Notice” from the staff of the SEC arising out of the SEC’s investigation of CTI’s historic stock option grant practices and certain unrelated accounting matters, which provided notification that the staff of the SEC intended to recommend that the SEC initiate a civil action against CTI alleging violations of certain provisions of the federal securities laws. On June 18, 2009, a settlement between CTI and the SEC with respect to such matters was announced. A final judgment and court order entered into in connection with such settlement required CTI to become current in its periodic reporting obligations under the federal securities laws by February 8, 2010. CTI intended to file this Annual Report and its Quarterly Reports on Form 10-Q for the first three quarters of the fiscal year ended January 31, 2010 by February 8, 2010 to comply with such final judgment and court order. This Annual Report has been filed after the required date. CTI intends to file, as soon as practicable, its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and the Quarterly Reports on Form 10-Q as may be required for it to become current in its periodic reporting obligations under the federal securities laws.

SEC Administrative Proceeding under Section 12(j) of the Exchange Act

As a result of CTI’s inability to become current in its periodic reporting obligations in accordance with the final judgment and court order by February 8, 2010, CTI received an additional “Wells Notice” from the staff of the SEC on February 4, 2010. The “Wells Notice” provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI’s securities registered pursuant to Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a “Wells Notice” have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (or the OIP) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock because CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge issued an initial decision to revoke the registration of CTI’s common stock. The initial decision does not become effective until the SEC issues a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which CTI filed a brief in support of its petition for review on September 16, 2010. A brief in opposition is required to be filed by the SEC by October 18, 2010 and any reply brief by CTI is required to be filed by November 1, 2010. Following any adverse determination by the SEC, if issued, CTI would have the ability to file with the SEC a motion for reconsideration of the final order and a motion to stay the final order pending judicial review, and to appeal the final order to the Court of Appeals. Although the SEC has granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, CTI cannot at this time predict the outcome of such review or any appeal therefrom. If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

For more information, see Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—SEC Civil Actions.”

Verint

Background

Since its initial public offering in May 2002, Verint Systems has been a majority-owned subsidiary of CTI, and prior thereto Verint Systems was a wholly-owned subsidiary of CTI.

Verint’s Phase I Review

While Verint Systems was a wholly-owned subsidiary of CTI, its employees received from CTI options to purchase CTI common stock, which Verint accounted for under the then-applicable accounting and disclosure rules of APB 25. Verint did not recognize any compensation expense for stock options granted to its employees during the periods when it was a wholly-owned subsidiary of CTI as it believed that the exercise price of the options granted was equivalent to the market price of the CTI common stock on the date of grant. Verint Systems provided pro forma disclosures of stock-based compensation in accordance with SFAS 123. Since May 2002, none of Verint’s employees has received any compensatory awards from CTI, other than in connection with repricings of CTI stock options completed by CTI in June 2002 and December 2008.

As discussed above, on March 14, 2006, CTI disclosed that its Board of Directors formed the Special Committee to review matters relating to CTI’s stock option granting practices, including the accuracy of the option grant dates.

On April 17, 2006, the Special Committee announced its preliminary conclusion that the actual dates of measurement for certain of CTI’s stock option grants differed from the recorded dates. As a result of this announcement, Verint Systems determined that, until completion of CTI’s review, it could not determine the impact that such review would have on its historical compensation expense or its previous disclosures made in accordance with APB 25. As a result, on April 17, 2006, Verint Systems announced that its historical financial statements should not be relied on. In addition, Verint Systems concluded at that time, that without better visibility into the results of CTI’s investigation, it could not disclose any current financial information (other than selected unaudited information, such as revenue data, which would not be impacted by the potential stock-based compensation charges) because that information could ultimately prove to be materially incorrect, incomplete or misleading.

Although there were no allegations or evidence suggesting that the measurement dates that Verint Systems used for stock options that it granted after its initial public offering date were incorrect, at the request of its Audit Committee, Verint Systems’ management conducted an internal review of its stock option grant practices to determine whether the actual dates of measurement for any stock options granted following its initial public offering differed from the recorded dates. No such differences were uncovered and the evidence supported all grant dates. Although it was not the focus of the Verint Phase II Investigation, as discussed in more detail below, Verint Systems’ Audit Committee subsequently uncovered no evidence of improper stock option backdating.

On September 6, 2006, Verint Systems announced that the Special Committee provided it with preliminary measurement dates for the CTI stock options granted to Verint employees, including preliminary calculations of the additional stock-based compensation expense attributable to those grants. Verint Systems also announced that, based on this information, it had determined that the non-cash, stock-based compensation expense it would possibly need to record was material for certain periods, its expectation was that it would restate certain of its historical financial statements since its initial public offering, that periods prior to the fiscal year ended January 31, 2002 could be affected and that, in addition to such expense, Verint Systems also expected to record certain material tax charges, make various tax payments, and pay third-party fees and expenses resulting from the improper accounting for certain CTI stock options. Verint Systems’ review of stock option granting practices is referred to as the “Verint Phase I Review.”

Verint’s Phase II Investigation

On November 14, 2006, CTI disclosed that the Special Committee’s investigation was expanded to other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the intentional, inaccurate presentation of backlog. As a result, Verint Systems’ Audit Committee initiated its own internal investigation into certain of these non-option accounting issues, including accounting reserves, income statement expense classification and revenue recognition, which is referred to as the “Verint Phase II Investigation.” Verint Systems’ internal investigation of these other accounting issues was conducted by its Audit Committee with the assistance of Loeb & Loeb LLP, special independent counsel, and BDO Seidman, LLP, forensic accountants, as well as various technology experts. Over 5 million documents were collected and, after filtering the documents for relevance, approximately 576,000 documents were reviewed. Verint Systems’ Audit Committee and special independent counsel conducted interviews with 27 current and former Verint employees, as well as personnel of its auditors. In addition, representatives of Verint Systems’ Audit

Committee interfaced frequently with Verint personnel worldwide. The review initially covered the fiscal year ended January 31, 1998 through the fiscal year ended January 31, 2006, but was later expanded to include the fiscal year ended January 31, 2007.

VSOE/Revenue Recognition Review

Separate and distinct from the Verint Phase I Review and the Verint Phase II Investigation, in connection with the audits of its open and prior accounting periods at the time, Verint Systems announced on November 5, 2007 that it had also undertaken reviews of its accounting treatment for revenue recognition under complex contractual arrangements pursuant to SOP 97-2, SOP 81-1, and related accounting guidance. As part of this review, Verint Systems completed a comprehensive review of its license and sales agreements, and re-performed its analysis associated with, among other things, the establishment of VSOE of fair value in accordance with SOP 97-2. VSOE of fair value calculations involve making determinations regarding the fair value of Verint’s maintenance, professional and implementation services, as well as the application of the residual method to allocate revenue to each element of its bundled hardware and software arrangements. This review is referred as the “Verint VSOE/revenue recognition review.”

On March 20, 2008, Verint Systems announced the completion and key results of the Verint Phase I Review and Phase II Investigation, which are described more fully below. The Verint VSOE/revenue recognition review has also been completed as described below.

Summary of Findings

Verint’s Phase I Review

As discussed above, the investigation by CTI’s Special Committee determined that CTI’s historical stock option granting practices were not in accordance with U.S. GAAP. On that basis, Verint Systems determined that its previous disclosures made in accordance with SFAS 123 and APB 25 needed to be restated and that amounts of compensation expense and income tax benefits associated with stock options granted by CTI to Verint employees previously recorded by Verint were understated.

During the course of Verint’s management review, no evidence of any differences between the actual dates of measurement and the recorded dates of measurement with respect to Verint Systems’ stock option grants was discovered. In addition, although it was not the focus of the Verint Phase II Investigation, Verint Systems’ Audit Committee also uncovered no evidence of improper stock option backdating and Verint Systems believes that the accounting related to these stock options was correct. As a result, no accounting adjustments were required to be recorded by Verint Systems for Verint stock option grants.

Verint’s Phase II Investigation

Issues Resulting in Prior Period Adjustments

Reserves Adjustments

Verint Systems’ Audit Committee found that, prior to the fiscal year ended January 31, 2003, accounting reserves were intentionally overstated. Verint Systems’ Audit Committee found that this practice of overstating reserves was not systemic within Verint, but rather was done on an ad hoc basis by a small number of employees, including Verint’s former Chief Financial Officer and certain other former Verint employees who directly or indirectly reported to him. Moreover, although this practice of overstating reserves (and the subsequent release of these overstated reserves) necessarily had an impact on Verint’s published earnings, Verint Systems’ Audit Committee found no evidence that the purpose of the individuals involved in overstating reserves was to cause any particular effect on earnings. Rather, Verint Systems’ Audit Committee found that the apparent intent of these individuals in overstating reserves was to build a conservative reserve to protect against unanticipated future expenses or erroneous judgments. Verint Systems’ Audit Committee also concluded that the overstated reserves had resulted in large measure from a simple lack of rigorous and diligent accounting. Verint Systems’ Audit Committee found no evidence indicating that reserves were intentionally overstated in any period subsequent to the fiscal year ended January 31, 2003.

As a result of these findings, Verint Systems made adjustments to its historical accounting reserves for those periods.

Other Phase II Findings

Verint Systems’ Audit Committee determined that its personnel, including sales teams and senior executives, were focused on the need to meet or exceed budgeted revenue projections on a quarterly basis. In that regard, Verint Systems’ Audit Committee found evidence of the practice of seeking customer agreement to accept delivery of products either earlier or later than originally scheduled delivery dates, depending on Verint’s budget needs in a particular quarter. Verint Systems’ Audit Committee concluded that these actions did not constitute fraud or other unlawful conduct and that the accounting treatment was appropriate and, therefore, Verint Systems’ Audit Committee did not propose any adjustments. However, Verint Systems’ Audit Committee concluded that it was not the best business practice to have delivery decisions influenced by revenue recognition factors. As a result of Verint Systems’ Audit Committee’s conclusions, Verint revised its policies and procedures regarding revenue recognition and established a set of enhanced practices for quarter-end transactions.

Verint Systems’ Audit Committee found evidence that during the tenure of its former Chief Financial Officer, its finance department’s practices with regard to documenting transactions and conclusions with respect to judgments made by management and the retention of documentation were significantly deficient, which impeded its investigation. As a result, Verint Systems’ Audit Committee determined that enhancement of Verint’s record retention practices was necessary. As a result, Verint revised its policies and procedures regarding the manner in which transactions are to be documented, the level of support required for documenting management’s judgments and related document retention procedures.

Verint Systems’ Audit Committee also investigated the alleged manipulation of backlog and improper expense classifications. The investigation revealed that Verint did not manipulate its backlog, but it did misclassify certain expenses. The review of statement of operations classifications found that in certain periods, certain royalties and license fees were misclassified as either selling, general and administrative expenses or research and development expenses, and instead should have been classified as components of cost of revenue. Verint concluded that such misclassifications were the result of error and did not have a material impact on its previously issued financial statements. However, these reclassifications are included in our Prior Period Adjustments.

Verint Systems’ Audit Committee also concluded that neither Dan Bodner, Verint’s Chief Executive Officer, nor any other of its current executive officers, participated in unlawful activities or wrongful conduct.

With respect to Verint’s former Chief Financial Officer, Igal Nissim, Verint Systems’ Audit Committee found Mr. Nissim responsible for, among other things: (i) deficiencies in Verint’s finance department’s documentation of transactions and conclusions with respect to Verint’s management judgment and in failing to retain sufficient documentation; (ii) manipulation of Verint’s reserves as described above; and (iii) a failure to properly document revenue recognition policies in a manner that allowed evaluation of compliance with SOP 97-2. Based on its findings, Verint Systems’ Audit Committee recommended that Mr. Nissim be terminated without bonus or severance, subject to contractual obligations and applicable law. At the time of Verint Systems’ Audit Committee’s recommendation in March 2008, Verint had already completed the transition of the Chief Financial Officer role from Mr. Nissim to Douglas Robinson in December 2006, at which time Mr. Nissim had ceased to be a director, an executive officer, or to have any role in the preparation of Verint’s financial statements or public disclosures. In addition, based on previous guidance from Verint Systems’ board of directors, Verint had already notified Mr. Nissim in October 2007 of its intention to formally terminate his employment for cause. Mr. Nissim’s employment officially ended on January 31, 2008 at the conclusion of his employment term.

Verint’s Audit Committee also recommended that Verint terminate its relationship with three other finance personnel based on its finding that these individuals had participated in the misconduct described above. Verint subsequently implemented this recommendation.

Verint VSOE/Revenue Recognition Review

The Verint VSOE/revenue recognition review revealed that the requirement to prepare contemporaneous documentation analyzing and supporting the adoption of SOP 97-2 was not adequately performed and that Verint had prepared limited documentation analyzing its initial and ongoing compliance with SOP 97-2. Errors in recognition of revenue related to many of its contracts, including errors related to the determination of VSOE, were discovered, requiring corrective adjustments to both revenue and cost of revenue. Verint revised and enhanced its revenue recognition policies and controls as part of its remediation efforts.

Remedial Actions

As a result of the Verint Phase I Review, the Verint Phase II Investigation and the Verint VSOE/revenue recognition review, Verint identified certain material weaknesses and implemented several remedial measures relating to corporate governance, training, ethics and corporate culture, internal controls and compliance. Such measures include:

•	establishing an Internal Audit Department, which reports directly to Verint Systems’ Audit Committee;

•

updating its Employee Code of Business Conduct and Ethics and implementing a new Finance and Accounting Code of Conduct that serves as a set of guiding principles emphasizing Verint’s commitment to integrity in financial and accounting reporting, as well as transparency and robust and complete communications with, and disclosures to, internal and external auditors;

•	revising and enhancing its revenue recognition policies and controls, including

•

appointing a Vice President Finance and Global Revenue Controller and Regional Revenue Controllers, and establishing a centralized revenue recognition department to address complex revenue recognition matters, and to provide oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting application; and

•	designing and implementing enhanced information technology systems and user applications, including a broader and more sophisticated implementation of Verint’s Enterprise Resource Planning system;

•	engaging external subject matter experts to assist in developing, implementing, and/or enhancing accounting and finance-related policies and procedures, including:

•	advising on the accounting for and disclosure of stock-based compensation matters;

•	assisting in developing and implementing a formal remediation plan; and

•

assisting in developing, implementing and/or enhancing revenue recognition, account reconciliations, journal entry review/approval procedures, end-user computing, fixed assets, and reserve and accrual analyses; and

•

revising Verint’s policies and procedures regarding the manner in which transactions are to be documented, the level of support required for documenting judgments of Verint’s management and related document retention procedures, including:

•	implementing a record retention program to centralize global finance documentation in a standard repository; and

•	engaging external subject matter experts with specialized international and consolidated income tax knowledge to assist in creating, implementing, and documenting a consolidated tax process; and

•

expanding Verint’s accounting policy and controls organization by creating and filling new positions with qualified accounting and finance personnel, including a new Chief Financial Officer, a new Senior Vice President Finance and Corporate Controller, and a Vice President of Global Accounting as well as creating the position of Chief Compliance Officer.

Additional information concerning remedial measures undertaken by Verint, including measures undertaken in response to internal control testing, is contained in its periodic reports which are available on its Web site, www.verint.com, and on the SEC’s Web site at www.sec.gov.

Settlement of Verint’s SEC Civil Action

On April 9, 2008, Verint Systems received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of Verint Systems’ past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of Verint’s internal investigation. On March 3, 2010, a settlement between Verint Systems and the SEC with respect to such matters was announced. On such date, the SEC filed a civil action against Verint Systems in the United States District Court for the Eastern District of New York alleging violations of certain provisions of the federal securities laws relating to certain of Verint’s accounting reserve practices. Simultaneous with the filing of the complaint, without admitting or denying the allegations therein, Verint Systems consented to the issuance of a final judgment that was approved by the United States District Court for the Eastern District of New York on March 9, 2010. Pursuant to the final judgment, Verint Systems is permanently restrained and enjoined from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. No monetary penalties were assessed against Verint Systems in conjunction with this settlement.

As a result of its previous failure to be current in its periodic reporting obligations under the federal securities laws, Verint Systems received an additional “Wells Notice” from the staff of the SEC on December 23, 2009. On March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of Verint Systems’ common stock because of its previous failure to file certain annual and quarterly reports. On May 28, 2010, Verint Systems entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding, which agreement was subject to the approval by the SEC. On June 18, 2010, Verint Systems satisfied the requirements of such agreement and subsequently submitted an Offer of Settlement to the SEC. On July 28, 2010, the SEC issued an order accepting Verint Systems’ Offer of Settlement and dismissing the Section 12(j) administrative proceeding.

For more information, see Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—SEC Civil Actions.”

Ulticom

Background

In August 1995, CTI acquired Ulticom. In April 2000, Ulticom, Inc. completed its initial public offering, followed by a follow-on offering in October 2000. Since the initial and follow-on offerings, CTI has held between 66% and 70% of Ulticom, Inc.’s outstanding common stock. When Ulticom, Inc. was a wholly-owned subsidiary of CTI, certain of Ulticom’s employees received from CTI options to purchase CTI common stock, which Ulticom accounted for under the then applicable accounting rules of SFAS 123 and APB 25.

On March 13, 2006, Ulticom, Inc.’s Audit Committee was informed by Ulticom, Inc.’s Chief Executive Officer, Shawn Osborne, that CTI had determined, on a preliminary basis, that the stated dates of certain CTI stock option grants differed from the measurement dates required to be used for purposes of determining the value of such grants, and that a similar issue might exist with respect to option grants made by Ulticom, Inc. That day, Ulticom, Inc.’s Audit Committee began a review of all matters relating to its historical stock option grant practices, including, but not limited to, the accuracy of the stated dates of option grants and whether proper corporate procedures had been followed with respect to those grants. Ulticom, Inc.’s Audit Committee retained Dickstein as independent legal counsel, who in turn retained AlixPartners to analyze the impact such matters may have on Ulticom’s historical financial statements. Ulticom, Inc. announced the commencement of this independent investigation on March 14, 2006. This investigation is referred to as “Ulticom’s Phase I Investigation.”

Concurrent with the commencement of Ulticom’s Phase I Investigation, as discussed above, on March 14, 2006, CTI disclosed that its Board of Directors formed the Special Committee to review matters relating to its historic stock option grant practices, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. The Phase I Investigation by CTI’s Special Committee determined that its historical stock option granting practices, including with respect to options to purchase CTI common stock issued by CTI to certain employees of Ulticom, were not in accordance with U.S. GAAP because the stated dates of certain grants differed from the measurement dates required to be used for purposes of determining the value of such grants and to recognize the related compensation expense. As a result, Ulticom was required to record non-cash charges for stock-based compensation expenses with respect to such options.

As noted above, in the summer of 2006, the U.S. Attorney filed a criminal complaint against Messrs. Alexander, Kreinberg and Sorin alleging that they engaged in fraudulent practices with respect to the option grant processes of CTI and Ulticom, Inc. Subsequently, Mr. Alexander fled the United States, was indicted and is now the subject of extradition proceedings in Namibia. In late 2006, Messrs. Kreinberg and Sorin entered guilty pleas to fraud charges. The U.S. Marshals Service Asset Forfeiture Office now has legal custody of Mr. Alexander's 172,500 shares of Ulticom, Inc.’s common stock (representing approximately 1.5% of Ulticom, Inc.'s issued and outstanding common stock as of August 31, 2010), and in connection with the settlements of the Direct Actions, the consolidated shareholder class action and shareholder derivative actions, such shares, which are part of the assets in Mr. Alexander's accounts, or their value, will be ultimately transferred to the class action settlement fund.

In addition to the investigation regarding past stock option grant practices, on November 16, 2006, Ulticom, Inc. announced that its Audit Committee had commenced an investigation into past accounting practices not related to stock option grants, including the treatment of accounting reserves and the shortening of the depreciable lives of certain computer assets. This investigation is referred to as “Ulticom’s Phase II Investigation.” The investigation, which was expanded to include the improper deferral of revenue recognition on certain inter-company transactions, reviewed the fiscal years beginning in 1996 through 2004. Ulticom, Inc.’s Audit Committee was again assisted by Dickstein and AlixPartners. Ulticom, Inc.’s Audit Committee initiated its Phase II Investigation because of certain allegations made by Mr. Kreinberg that he directed the finance and accounting officers of CTI’s subsidiaries to make adjustments to their quarter-end expense accruals and reserve accounts.

During the process of correcting the errors in its consolidated financial statements resulting from the aforementioned accounting practices, Ulticom, Inc. determined that it had incorrectly applied the provisions of SOP 97-2 with respect to the recognition of revenue of certain software sales contracts with third-party customers. Specifically, Ulticom had been providing one year of free maintenance to certain customers licensing its software, but had not been deferring any portion of the software licensing fees. On November 29, 2007, Ulticom, Inc. announced it was conducting an evaluation of certain revenue recognition practices to determine whether, under SOP 97-2, it should have deferred a portion of the revenues that were recognized under certain customer contracts, amounting to the fair value of the first-year software maintenance included under such contracts, to subsequent fiscal periods in the following twelve months. In order to be able to defer only the first year maintenance value under the relevant customer contracts (rather than the entire contract value), Ulticom had to demonstrate that VSOE existed for the fair value of the first year of software maintenance included under the contracts. Ulticom, Inc. subsequently determined that VSOE of fair value existed and that the required corrective adjustments impacted the timing of revenue recognition, but did not call into question the validity of the underlying transactions or revenue. Ulticom, Inc. also determined that revenue related to the sale of software development kits should have been deferred over the estimated period of future customer software deployments and related maintenance. The years impacted by the errors in recognizing software revenue were each of the fiscal years from 1998 to 2004.

Additionally, it was determined that certain errors had been made in Ulticom’s recognition of depreciation expense for each of the fiscal years from 1999 to 2004. These errors primarily resulted in Ulticom reflecting more depreciation expense in the first year the assets were placed in service than is permitted under U.S. GAAP.

Summary of Findings

Ulticom’s Phase I Investigation

On March 28, 2008, Ulticom, Inc. filed a Current Report on Form 8-K announcing the findings and conclusions of its Audit Committee investigations, together with related remedial measures.

The material factual findings of Ulticom’s Phase I Investigation were as follows:

On February 1, 1998, Ulticom entered into a Services Agreement with CTI pursuant to which CTI agreed to provide consulting on financial planning and reporting, routine legal services, administration of employee benefit plans, directors’ and officers’ insurance, umbrella insurance and consulting on public relations to Ulticom in exchange for a quarterly fee.

Certain of CTI’s former executive officers exercised a high degree of control over the legal and financial reporting functions of Ulticom. From the date of CTI’s acquisition of Ulticom, Inc.’s predecessor on August 30, 1995, until he resigned from his position on April 28, 2006, Mr. Alexander, was Chairman of Ulticom, Inc.’s Board of Directors. From at least 2000 until he resigned from his position on April 28, 2006, Mr. Kreinberg, was a member of Ulticom, Inc.’s Board of Directors and served as Ulticom, Inc.’s Chief Financial Officer from December 1999 through early September 2001, when Ulticom, Inc.’s current Chief Financial Officer, Mark Kissman, joined Ulticom and assumed that position. From at least 2000 through May 2004, Mr. Sorin, was also a member of Ulticom, Inc.’s Board of Directors, and served as Ulticom's de facto legal counsel and Secretary until June 2004.

Mr. Kreinberg would instruct Ulticom employees responsible for administering the option grants to select a grant date by looking back at the closing price of Ulticom, Inc.’s stock for a period of time and select the date on which the price was lowest during that period. Based on templates initially prepared by Mr. Sorin, a unanimous written consent reflecting “as of” grant dates was then prepared and circulated to Ulticom, Inc.’s Stock Option Committee members to obtain their approval of the option grant.

Pursuant to Mr. Kreinberg’s direction and with the knowledge and participation of Mr. Sorin, historical grant dates were selected with respect to eight grants of stock options to Ulticom’s management and employees between April 2000 and April 2004; however, the selection of historical dates resulted in significantly advantageous exercise prices with respect to only the first three grants during this period, the last of which was in March 2001. None of the advantageously priced options were exercised by Ulticom, Inc.’s Chief Executive Officer or current Chief Financial Officer.

Ulticom, Inc.’s Audit Committee concluded that:

•

Improper procedures were followed with respect to eight of the twenty-two option grants that Ulticom, Inc. made to its management and employees from April 2000 through April 2004 and, based on information provided by CTI, improper procedures were followed with respect to four grants of options to purchase CTI’s common stock made by CTI to Ulticom’s employees during 1995 through 1997, when Ulticom, Inc. was a wholly-owned subsidiary of CTI;

•	Ulticom personnel directed by Messrs. Kreinberg and Sorin were not aware that the look-back procedure might be improper or of the impact it might have on Ulticom’s financial statements;

•

Neither Mr. Osborne nor Mr. Kissman were involved in selecting historical dates for any of Ulticom, Inc.’s option grants and there is no indication that they were aware of any irregularity in Ulticom, Inc.’s option grant process prior to the commencement of Ulticom’s Phase I Investigation; and

•

The members of Ulticom, Inc.’s Stock Option Committee had no knowledge that the “as of” dates on the unanimous written consents approving the option grants had been selected through the look-back procedure, nor were they aware of any impropriety with respect to the use of “as of” dates as the option grant dates.

On March 28, 2008, Ulticom, Inc.’s Board of Directors unanimously approved the following remedial measures recommended by Ulticom, Inc.’s Audit Committee with respect to the improper historical stock option grant practices:

•	Every new stock option grant will be approved at a meeting of the Stock Option Committee, the date of which becomes the grant date and not by means of a unanimous written consent;

•	The stock option grant process will be administered by Ulticom, Inc.’s General Counsel; and

•

On an annual basis, Ulticom, Inc. will conduct an internal audit of its stock option grant process with an emphasis upon compliance with the terms of the relevant stock option plan(s) and adequate documentation of the approval of each grant.

Ulticom’s Phase II Investigation

As announced by Ulticom, Inc. on November 16, 2006, Ulticom, Inc.’s Audit Committee expanded its investigation and adopted a comprehensive work plan, implemented with the assistance of Dickstein and AlixPartners, that focused upon two areas that, according to allegations made by Mr. Kreinberg to government prosecutors, Ulticom, Inc. and its subsidiaries had manipulated: (1) adjustment of accruals and reserves, and (2) improper shortening of depreciable lives on Ulticom’s computers in the fiscal year ended January 31, 2002. Ultimately, the depreciable lives of Ulticom’s computers were found to be appropriate. Ulticom, Inc.’s Audit Committee authorized Dickstein and AlixPartners to expand the investigation into any other practices that appeared to be problematic or in violation of U.S. GAAP. One such other improper practice was in fact subsequently discovered – namely, the inappropriate deferral of recognition of certain inter-company revenues.

Ulticom, Inc.’s Audit Committee found that the accounting practices at issue (excess accruals and improper deferral of revenue) were implemented at Ulticom under the direction of Mr. Kreinberg, for the purpose of achieving an upward trend of growth in Ulticom’s revenue and income. From fiscal 1996 (year ended December 31, 1996) through early September 2001, Mr. Kreinberg managed and controlled the financial reporting process at Ulticom. All quarterly reporting packages were reviewed and approved by Mr. Kreinberg, who directed Lisa Roberts, Ulticom’s highest ranking finance officer from late 1996 through late 1999 and second highest ranking finance officer during Mr. Kreinberg’s tenure as Chief Financial Officer at Ulticom, to make any changes and to resubmit the reporting packages to him. Ulticom, Inc.’s Audit Committee had no knowledge of the practices at issue.

Ulticom, Inc.’s Audit Committee found that Ulticom’s Chief Executive Officer, Mr. Osborne, reasonably relied upon Mr. Kreinberg’s accounting expertise and control over the financial reporting process at Ulticom and did not participate in and was not aware of any of the accounting practices covered by Ulticom’s Phase II Investigation at the time these practices were occurring.

With respect to the allegations of excess/unsupported accruals described above, Ulticom, Inc.’s Audit Committee found that:

•

During fiscal 1996 through August 2001, Ms. Roberts implemented Mr. Kreinberg’s directives to increase various trade accrual accounts to excessive/unsupported levels. It was determined in the context of Ulticom’s Phase II Investigation that some of these accruals were appropriately supported while others were excessive;

•

Shortly after Mr. Kissman’s arrival at Ulticom in late 2001, Ms. Roberts informed him that there were excess/unsupported accruals reflected in Ulticom’s books and gave him a folder containing the above-mentioned spreadsheets. The spreadsheets had not been shown to Ulticom’s independent registered public accounting firm; nor were they shown to that firm subsequent to being provided to Mr. Kissman. Mr. Kissman implemented substantial downward revisions to certain accrual accounts during the fourth quarter of the fiscal year ended January 31, 2002, but did not entirely eliminate excess/unsupported accruals and reserves;

•

With respect to the fiscal year ended January 31, 2003, Mr. Kissman delegated the task of addressing any remaining excess/unsupported accruals and reserves to his immediate subordinate and did not effectively follow up with respect to that issue. As a result, Ulticom continued to have significant excess/unsupported accruals on its books during the fiscal year ended January 31, 2003; and

•

Mr. Kissman did not knowingly misrepresent any issue related to accruals to Ulticom’s independent registered public accounting firm during the audits for the fiscal year ended January 31, 2002 or 2003 or direct his subordinates to provide any false or inaccurate information to the independent registered public accounting firm.

With respect to improper deferral of revenue, Ulticom, Inc.’s Audit Committee found that:

•

At the conclusion of the fiscal year ended January 31, 1999, Mr. Kreinberg directed Ms. Roberts to reverse $775,000 of the revenue recognized during the fourth quarter of fiscal 1998 with respect to an inter-company contract between Ulticom and Comverse Ltd. (a wholly-owned subsidiary of Comverse, Inc.) and she did so. Pursuant to Mr. Kreinberg’s direction, Ms. Roberts also prepared a written analysis for presentation to Ulticom’s independent registered public accounting firm during the audit for the fiscal year ended January 31, 1999 supporting the improper deferral;

•

Mr. Kreinberg also directed Ms. Roberts to defer $412,000 in revenue on another inter-company contract with Comverse Ltd. during the fourth quarter of 1998, notwithstanding that Ulticom had already issued an invoice in that amount to Comverse Ltd. and that there was no legitimate justification for the deferral of revenue. Ms. Roberts also implemented this directive; and

•

Beginning in October 1999 and continuing through April 2001, Mr. Kreinberg directed Ms. Roberts and her subordinate that the recognition of revenue on certain shipments from Ulticom to Comverse Ltd. was to be “pushed” into subsequent quarters. They implemented his directives. The “pushing” of the revenue connected with these shipments into subsequent quarters was contrary to Ulticom’s policy of recognizing revenue upon shipment of the product to the customer and was not appropriate from an accounting standpoint.

Ulticom, Inc.’s Board of Directors unanimously approved various remedial measures recommended by Ulticom, Inc.’s Audit Committee with respect to the accounting practices investigation including:

•

On a quarterly basis, Ulticom will evaluate its financial reporting and accounting processes with an emphasis upon its documentation of the support/rationale for various accrual accounts and its documentation of the justification for deferral of revenues from one quarter to the next. The results of the review will be reported to Ulticom, Inc.’s Audit Committee and any weaknesses in internal controls that are identified will be addressed by Ulticom’s management pursuant to the recommendations of Ulticom, Inc.’s Audit Committee;

•

The involvement of Ulticom’s Chief Executive Officer and General Counsel in the financial reporting process will increase as a result of scheduled meetings with Ulticom’s independent registered public accounting firm audit team at the inception and again at the conclusion of each annual audit for the purpose of discussing any issues or information of relevance to Ulticom’s financial statements and financial reporting processes;

•

Ulticom will commence a program geared toward reemphasizing the importance of training and ethical conduct in all aspects of its operations, which will include education and training to all personnel involved in the financial reporting process or accounting-related functions;

•

The General Counsel will report directly to the Chief Executive Officer and following a reasonable transition period determined by the Chief Executive Officer subject to the oversight of Ulticom, Inc.’s Audit Committee, the General Counsel will be accorded the status of an executive officer;

•	Mr. Kissman will attend continuing education at his own expense; and

•	Ms. Roberts resigned from her position at Ulticom in October 2007 in connection with Ulticom, Inc.’s Audit Committee’s findings.

In response to the above remedial measures approved by the Board, Ulticom has implemented the following changes to address these issues:

•	During Ulticom’s restatement process, Audit Committee meetings were scheduled on a weekly basis with management and the auditors in attendance;

•

After Ulticom becomes current in its periodic reporting obligations, Audit Committee meetings will continue to be held for a review of financial reporting and accounting processes on no less than a quarterly basis;

•	During its regular meetings, Ulticom, Inc.’s Audit Committee addresses issues relating to Ulticom’s finance reporting and accounting processes and related disclosure control issues;

•	Ulticom’s Chief Executive Officer and the General Counsel are included in regularly scheduled Audit Committee meetings with its independent registered public accounting firm;

•	Ulticom has reviewed, updated and reissued its new code of ethics and business procedures and will conduct bi-yearly training on appropriate business and ethical conduct;

•	A General Counsel has been retained and reports directly to the Chief Executive Officer; and

•	Mr. Kissman attended continuing education at his own expense.

Ulticom’s VSOE/ Revenue Recognition Review

In connection with the preparation of its financial statements, and independent of Ulticom, Inc.’s Audit Committee’s investigation, in November 2007, Ulticom commenced an evaluation of its software revenue recognition practices for complex contractual arrangements under SOP 97-2. The results of

Ulticom’s evaluation were disclosed to Ulticom, Inc.’s Audit Committee and the Audit Committee specifically considered Ulticom’s revenue recognition practices under SOP 97-2. Directed by Ulticom, Inc.’s Audit Committee, Dickstein and AlixPartners reviewed documentary evidence and interviewed Ms. Roberts, who served as Ulticom’s highest ranking and second highest ranking financial officer during the period when the accounting treatment was first developed and implemented. Ulticom, Inc.’s Audit Committee concluded that if Ulticom misapplied SOP 97-2 with respect to the recognition of revenue on the third-party software contracts at issue, the misapplication was a good faith mistake and not part of any attempt to manipulate or distort Ulticom’s financial results.

Ulticom determined that, under SOP 97-2, it should have deferred a portion of the revenues that were recognized under certain customer contracts; specifically, the fair value of the first-year software maintenance included under such contracts should have been deferred and amortized to revenues over the initial maintenance period, generally twelve months. Ulticom has also determined that revenue related to the sale of software development kits should have been deferred and amortized to revenues over the estimated period of future customer software deployments and related maintenance. The errors resulting from improper application of SOP 97-2 impacted fiscal years beginning with the fiscal year ended January 31, 1999 and ending with the fiscal year ended January 31, 2005.

Ulticom’s Depreciation Expense Review

During the fourth quarter of the fiscal year ended January 31, 2008, independent of Ulticom, Inc.’s Audit Committee’s investigations, Ulticom determined that certain errors had been made in its recognition of depreciation expense for each of the fiscal years from 1999 to 2004. These errors primarily resulted in Ulticom reflecting more depreciation expense in the first year the assets were placed in service than is permitted under U.S. GAAP.

Settlement of Ulticom’s SEC Civil Action

On March 20, 2008, Ulticom, Inc. received a “Wells Notice” from the staff of the SEC arising out of the SEC’s investigation of Ulticom, Inc.’s historical stock option grant practices and certain unrelated accounting matters. On June 18, 2009, a settlement between Ulticom, Inc. and the SEC was announced. On that date, the SEC filed a civil action against Ulticom, Inc. in the United States District Court for the Eastern District of New York alleging violations of certain provisions of the federal securities laws regarding Ulticom, Inc.’s historical option grant and non-option grant accounting practices. Simultaneous with the filing of the complaint, without admitting or denying the allegations therein, Ulticom, Inc. consented to the issuance of a final judgment (or the Ulticom Final Judgment) that was approved by the United States District Court for the Eastern District of New York on July 22, 2009. Pursuant to the Ulticom Final Judgment, Ulticom, Inc. is permanently restrained and enjoined from any future violations of the federal securities laws addressed in the complaint and was ordered to become current in its periodic reporting requirements under the Exchange Act by no later than November 9, 2009. No monetary penalties were assessed against Ulticom, Inc. in conjunction with this settlement. On October 30, 2009, Ulticom, Inc. filed the last of the periodic reports required to be filed within the preceding 12 months.

For more information, see Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—SEC Civil Actions.”

PART I

ITEM 1.	BUSINESS

Overview

CTI is a holding company and conducts business through its subsidiaries, Comverse, Inc., Verint Systems, Ulticom, Inc. and Starhome, B.V. CTI’s reportable segments are:

•	Comverse, comprised of Comverse, Inc. and its subsidiaries;

•	Verint, comprised of Verint Systems and its subsidiaries;

•	Ulticom, comprised of Ulticom, Inc. and its subsidiaries; and

•	All Other, comprised of Starhome B.V. and its subsidiaries, miscellaneous operations and CTI’s holding company operations.

Comverse is a leading provider of software-based products, systems and related services that:

•

provide prepaid, postpaid and converged billing and active customer management for wireless, wireline and cable network operators (referred to as Business Support Systems or BSS) delivering a value proposition designed to ensure timely and efficient service monetization and enable real-time offers to be made to end users based on all relevant customer profile information; and

•

enable wireless and wireline network-based Value-Added Services (or VAS), comprised of four categories – Voice, Messaging, Mobile Internet and Mobile Advertising- and that include voicemail, call completion, visual voicemail and ringback tones, short messaging service (or SMS) text messaging (or texting), multimedia picture and video messaging, mobile Internet access, mobile advertising and Internet Protocol (or IP) communications.

Comverse’s products and services are designed to generate carrier voice and data network traffic, revenue and customer loyalty, monetize network operators’ services and improve operational efficiency for more than 450 wireless and wireline network communication service provider customers in more than 125 countries, including the majority of the world’s 100 largest wireless network operators. Comverse’s BSS solutions enable its customers to: (i) introduce new products quickly, (ii) charge for a broad range of services or content delivered over their networks, (iii) perform real-time marketing to take advantage of more opportunities for upselling, cross-selling and supporting average revenue per user (or ARPU) levels and (iv) automate sales force activities, including campaign, case and interaction management. Comverse’s VAS products and services enhance operators’ service offerings to end users, reduce operating expenses and assist operators in capturing a key position in the changing industry value-chain by permitting them to leverage their unique assets to provide new product and services offerings to their end users. Comverse, Inc. is a wholly-owned subsidiary of CTI.

Verint is a global leader in Actionable Intelligence solutions and value-added services. Verint’s solutions enable organizations of all sizes to make timely and effective decisions to improve enterprise performance and enhance safety. More than 10,000 organizations in over 150 countries — including more than 80% of the Fortune 100 — use Verint’s Actionable Intelligence solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.

In the enterprise market, Verint’s Workforce Optimization solutions help organizations enhance customer service operations in contact centers, branches and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, Verint’s Video Intelligence, public safety, and Communications Intelligence solutions are vital to government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.

Verint Systems’ common stock is traded on the NASDAQ Global Market under the symbol “VRNT.” As of August 31, 2010, CTI held 53.5% of Verint Systems’ outstanding shares of common stock and 100% of Verint Systems’ outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share (or preferred stock), that CTI acquired on May 25, 2007 for an aggregate purchase price of $293.0 million to finance, in part, Verint’s acquisition of Witness Systems, Inc. (or Witness). The preferred stock does not currently confer on CTI voting rights and is not currently convertible into Verint Systems’ common stock. The preferred stock will have voting rights and become convertible into shares of Verint Systems’ common stock upon approval of the issuance of the underlying shares by Verint Systems’ stockholders. A special meeting of Verint Systems’ stockholders is scheduled to be held on October 5, 2010 to obtain such approval and, because CTI intends to vote its shares of Verint Systems’ common stock in favor, such approval is assured. If the preferred stock was convertible as of August 31, 2010, CTI would have held approximately 64.1% of Verint Systems’ outstanding shares of common stock as of such date. As previously disclosed, CTI commenced initiatives to improve its cash position, including the potential sale of up to 2.8 million shares of Verint Systems’ common stock in a registered offering. If CTI pursues such a sale, it is contemplated that any registered offering will be completed only after the issuance of the shares of Verint Systems’ common stock underlying the preferred stock is approved by Verint Systems’ stockholders. Accordingly, CTI expects to continue to hold a majority interest in Verint Systems following the completion of any such registered offering.

Ulticom is a provider of network signaling and information delivery solutions. Ulticom’s products are used by equipment manufacturers, application developers and communication service providers to:

•	access signaling related information necessary to deploy revenue generating infrastructure and enhanced services within wireline and wireless networks;

•	interoperate or converge voice and data networks; and

•	bridge disparate signaling networks and transfer or route signaling information between network elements.

Ulticom, Inc.’s common stock is traded on the NASDAQ Global Market under the symbol “ULCM.” As of August 31, 2010, CTI held 66.4% of Ulticom, Inc.’s outstanding shares of common stock.

Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless operators use Starhome’s software-based solutions to generate additional revenues and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network. As of August 31, 2010, CTI held 64.1% of Starhome B.V.’s outstanding share capital. In addition, CTI expects to receive shares representing 2.5% of Starhome B.V.’s outstanding share capital previously owned by Mr. Alexander in accordance with the terms of the settlement agreement of the shareholder derivative actions. For a more detailed discussion of the settlement agreement, see Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—Settlement Agreements.”

This Annual Report covers each of the fiscal years ended January 31, 2009, 2008, 2007 and 2006 and is CTI’s first Annual Report on Form 10-K filed with the SEC since its Annual Report on Form 10-K for the fiscal year ended January 31, 2005. As noted in the section entitled “Explanatory Note” immediately preceding Item 1 of this Annual Report, the delay in filing periodic reports resulted primarily from the Special Committee’s investigation of CTI’s historic stock option grant practices and other unrelated accounting matters and CTI’s evaluation of the application of U.S. GAAP in connection with the recognition of revenue in accordance with The American Institute of Certified Public Accountants’ SOP 97-2, including the assessment of VSOE of fair value and other items relating to the completion of CTI’s consolidated financial statements. The information relating to our business and related matters set forth in this Item 1 includes information for each of the covered years, but with an emphasis on our more recent periods.

CTI’s common stock is traded over-the-counter on the “Pink Sheets” under the symbol “CMVT.PK.” CTI was incorporated in the State of New York in October 1984. CTI’s principal executive offices are located at 810 Seventh Avenue, New York, New York 10019 and its telephone number at that location is (212) 739-1000.

CTI’s Internet address is www.cmvt.com. The information contained on CTI’s Web site is not included as a part of, or incorporated by reference into, this Annual Report. CTI makes available, free of charge, on its Web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to such reports filed or furnished pursuant to Section 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), as soon as reasonably practicable after CTI has electronically filed such material with, or furnished such material to, the SEC.

Comverse

Products

Comverse’s software-based products, systems and related services enhance wireless, wireline and cable networks both for end users and the carriers themselves. For end users, Comverse makes use of the knowledge regarding the end user acquired throughout the network to provide an enhanced, intuitive and personalized experience to the end user to access a broad array of services. For carriers, the enhanced end user experience is expected to result in their experiencing greater customer loyalty, lower customer churn and higher adoption of new services to support ARPU levels. By leveraging the unique and valuable end user information residing in their networks, carriers can take advantage of a key strategic strength as they compete with other carriers and new entrants such as Internet-based competitors. Comverse expresses this leadership capability with the branded phrase “Making Your Network Smarter.”

Comverse’s portfolio is comprised of the following two product categories:

Comverse ONE Billing and Active Customer Management Solutions

Comverse ONE Billing and Active Customer Management Solutions, launched in June 2008, is one of the world’s leading BSS solutions. Communication, e-commerce and content service providers require a strong BSS foundation to ensure timely, accurate billing and fee collection, and a high level of overall customer care and satisfaction.

The Comverse ONE Billing and Active Customer Management Solutions enable billing and customer care and include:

•	Comverse ONE Converged Billing and Active Customer Management solution, combining real-time prepaid charging and postpaid billing on a single platform;

•	Comverse ONE Real-Time Billing for prepaid subscriber management;

•	Comverse ONE Postpaid Billing and Active Customer Management solution;

•	Comverse ONE Self-Service suite providing service control to the end-user;

•	Comverse ONE Mediation, Roaming and Settlements solution, which manages multi-party revenue settlements, and provides business intelligence; and

•	Comverse ONE Extended Revenue-Accelerating Customer Relationship Management, which enables sales force automation and campaign management, case and interaction management.

The Comverse ONE Billing and Active Customer Management solution provides complete BSS functionality, including real-time rating, charging, promotions and session control for both prepaid and postpaid subscribers, mediation and content partner settlements, roaming support, sales force automation, campaign management, case and interaction management, customer self-service and order management, and converged billing for hybrid prepaid/postpaid wireless and triple play/quad play (wireless/wireline telephone/Internet/TV) services. This solution enables service providers to enhance service monetization and enables them to: (i) introduce new products quickly, (ii) charge for a broad range of services or content delivered over their networks, (iii) perform real-time marketing to take advantage of more opportunities for upselling, cross-selling and supporting ARPU levels and (iv) automate sales force activities, including campaign, case and interaction management. In addition, the solution is designed to accommodate the customer’s growth and offers scalability without the need for extensive infrastructure changes and permits cost effective evolution from a prepaid or postpaid system to a fully converged system.

Real-time rating, charging and account re-charging capabilities are particularly valuable to service providers, to reduce revenue loss by ensuring that prepaid subscribers do not exceed their account balances and postpaid subscribers do not exceed credit limits, and to promote continuous revenue generation by providing user-friendly tools for end user balance awareness and account replenishment. These and other end user self-service features give subscribers greater control over their accounts, services and applications, increase service provider revenue and end user satisfaction, and reduce the costs associated with network operator-assisted service.

The Comverse ONE Billing and Active Customer Management architecture features a single data model, a single product catalog, an open framework and software based on a single code set to give service providers the ability to use one system to manage all subscriber accounts consistently, regardless of payment or service type. Comverse’s single system, product-based architecture also provides superior future expansion flexibility, lower total cost of ownership, and faster time-to-market for new services, plans and campaigns, relative to multiple disparate billing systems, or highly customized billing systems from professional services-oriented vendors.

Comverse HUB Value-Added Services Solutions

Comverse began marketing HUB, one of the world’s leading telecom VAS solutions, in 2009. Comverse VAS products and services enhance its customers’ service offerings to end users, reduce operating expenses and assist its customers in capturing a key position in the changing industry value-chain by permitting them to leverage their unique assets to provide new product and service offerings to their end users.

Comverse HUB Value-Added Services consist of the following:

•	Comverse Voice HUB

Comverse Voice HUB enables the following services:

•

Voicemail traditionally provides call answering functionality to telecom users, ensures a higher level of call completion and returned calls for wireless and wireline network operators and thereby often generates additional minutes of use. Voicemail is offered by most of the world’s wireless network operators as part of a bundled package of communication services and is offered by wireline network operators on a more limited basis and often for an additional fee.

•

Call Completion services notify users of missed inbound calls via text message, offer convenient one-touch call return functionality, and notify callers when previously unavailable parties become available to accept calls. These services increase the likelihood that call attempts ultimately result in a successful connection, and thereby often result in additional minutes of use.

•

Visual Voicemail provides users with a visual in-box user interface for more convenient and appealing message management, including address book integration for “record-and-send” one-to-one and one-to-many voice messaging. Although next generation visual voicemail is relatively nascent and has yet to experience high levels of end-user adoption, it continues to be launched in a greater number of networks and its growth can be tied to the recent launches of next generation “smart phones” such as the iPhone.

•

Ringback Tones and Video Ringback Tones allow subscribers to personalize what callers hear and see, replacing the standard ringing sound with music, humor, promotional messages and other third-party or user-generated audio and video content, and such capabilities enhance service provider subscription fees.

•	Comverse Messaging HUB

Comverse Messaging HUB enables the following services:

•

Short Message Service Center (or SMSC) and Messaging Router enable texting which is used for an expanding range of purposes, including person-to-person messaging, televoting, application-to-person messaging such as information and entertainment alerts, mobile advertising, and social network-based messaging, such as Twitter updates. Texting has achieved mass market mobile end user adoption levels, and is currently the world’s most popular wireless enhanced service.

•

Messaging Gateway provides a secure and managed multi-channel entry point into the operator’s network for external messaging content and applications, user-generated content and social networking sites, and advertising servers.

•

Multimedia Messaging Service Center (or MMSC) enables the sharing and messaging of pictures and video over wireless networks. These services have become either feasible or more functional with the proliferation of next-generation networks and handsets thereby making them potentially more attractive to a greater number of subscribers. For example, the growth in mobile camera-phones and video recorder phones has led to an increase in MMS-based picture and video messaging adoption and traffic.

•

Converged Messaging enables presentation and management of messages of various types — e.g., voice, text, email, picture, and video — in a single consolidated visual user interface. Next-generation messaging applications can drive machine-to-machine applications, such as the wireless monitoring and control of household- and enterprise-based devices, and leverage social networking and community-building features such as address books, presence and location awareness, further promoting subscriber satisfaction and loyalty, while driving network usage and revenue.

•	Comverse Mobile Internet HUB

Comverse Mobile Internet HUB enables wireless users with optimized access to mobile Internet Web sites, content and applications, and generates data usage and revenue for wireless operators. These solutions enhance the mobile user Internet experience and help wireless network operators leverage their unique assets beyond connectivity, adapting content for each handset type, providing traffic control and optimization, content filtering, and advanced charging and monitoring.

•	Comverse Mobile Advertising HUB

Comverse Mobile Advertising HUB enables delivery of targeted relevant advertising to the mobile handset in voice, text, image, video, and music format. The solutions allow service providers to capture new ad-supported revenue streams, monetize promotional offers through impulse-driven subscriber mobile commerce purchases, and further leverage their investments in installed Comverse systems.

Comverse Netcentrex Converged IP Communications Products

Comverse’s Netcentrex Converged IP Communications products, resulting from Comverse’s acquisition of Netcentrex on May 23, 2006, provide IP-based solutions for carrier-hosted enterprise and consumer IP services that enable communication service providers to deliver VoIP telephony, fixed-mobile converged voice, video and messaging services (or FMC), IP Centrex enterprise communications services, and IP Multimedia Subsystem (or IMS)-based services. These products allow service providers and their end users to benefit from the lower cost of IP-based service delivery.

Markets

Comverse’s products help its communication service provider customers generate and monetize billable traffic, usage, subscription and other service-related fees. Comverse’s products are designed to:

•	generate carrier voice and data network traffic and revenue;

•	improve ARPU;

•	strengthen end user satisfaction and loyalty by promoting retention and minimizing customer churn;

•	monetize services through timely and accurate rating, charging, mediation and billing; and

•	improve operational efficiency to reduce service provider network operating costs.

Comverse markets its product and service portfolio primarily to communication service providers, such as wireless and wireline network operators, cable operators and content service providers. Comverse’s product and service portfolio generates fees for its customers on a subscription, pay-per-usage or advertising-supported basis.

Comverse’s entire portfolio of software, systems and related services has been designed and packaged to meet the capacity, reliability, availability, scalability, maintainability, network and operations, maintenance, administration, and provisioning interfaces and physical requirements of large telecommunications network operators. Comverse’s products support flexible deployment models, including in-network, hosted and managed services, and can run on circuit-switched, IP, IMS, and converged network environments. The systems are offered in a variety of sizes and configurations, and are available with redundancy of critical components, so that no single failure will interrupt the service.

Traditionally, communication service providers derived their revenues almost exclusively through voice calling. Voice telephony services, however, are becoming increasingly commoditized, and this trend has led service providers to seek new sources of revenue and service differentiation, by offering messaging, data, content and other value-added enhanced services, including advertising, and by improving the overall end user experience, through superior relationship management and service.

Sales and Marketing

Comverse markets its products throughout the world, primarily through its own direct sales force, and also in cooperation with a number of partners in specified markets. These partners include systems integrators, telecommunications infrastructure suppliers and independent sales representatives.

Comverse’s sales force is deployed globally. Account management teams are supported by product sales experts and solution architects, who collaborate to specify Comverse solutions to fit the needs of its current and prospective customers.

Comverse also provides customers with marketing consultation, seminars and materials designed to assist them in marketing value-added enhanced communication services, and further undertakes an ongoing role supporting their business and market planning processes. These services are designed to promote the successful launch, execution, and end-user adoption of Comverse-enabled applications to stimulate ongoing service provider customer capacity expansion orders.

Customers

Comverse markets its product portfolio primarily to communication service providers, such as wireless and wireline network operators, cable operators and content service providers. More than 450 service providers in more than 125 countries, including a majority of the 100 largest wireless network operators in the world, have selected Comverse’s products. No Comverse customer, including system integrators and value-added resellers, individually accounted for more than 10% of Comverse’s revenues for any of the fiscal years ended January 31, 2009, 2008, 2007 or 2006.

Service and Support

Comverse has a strong commitment to provide high quality product service and support to its customers and emphasizes such commitment in its marketing. Comverse is committed to the service and support of its systems because of the intensity of their use, and the low tolerance for downtime, by communication network operators and other customers.

Implementation and Localization Services

Comverse helps customers integrate its products and services into their business environment using a product-centric approach that emphasizes configuration over customization. This service category includes:

•	Installation and Configuration: Out-of-the-box product installation and simple configuration;

•	Solution Deployment: More complete product deployment services including analysis, design, configuration, migration, testing and launch;

•	Solution Integration: Offered in more complex deployment projects, including integration of Comverse and third-party products; and

•	Localization Services: Custom development services delivered in conjunction with a Comverse product to integrate into and enhance the customer’s solution.

Maintenance and Support Services

Comverse Global Services is a professional services, support and training organization that is intended to be the intersection of Comverse products, services and third party components to help Comverse’s customers maximize the potential of their Comverse investment. Comverse Global Services leverages its product knowledge, broad industry expertise, and field-tested methodologies to efficiently launch and maintain Comverse solutions within various markets and operational environments and provides a continuous approach to service.

These services are delivered globally through centralized centers of expertise and local support professionals. This service category includes:

•	Software Support Services: Post-deployment support, including 24-hours a day seven days a week call center and online support and maintenance releases;

•	Hardware Support Services: For selected software products, associated hardware support services, including management of spare parts inventory;

•	Proactive Maintenance: Specialized preventive maintenance activities designed to enhance operational performance, including system health-check site audits and root cause analysis;

•	Expert Staffing: Short-term and long-term engagements of experts, often on client site; and

•	Specialized Certification: Provides a variety of certification programs from handsets to hardware platforms.

Consulting Services

Comverse offers two main types of consulting services:

•

Marketing Advisory and Consultancy Services: These services are designed to assist customers to achieve their business goals, including reviewing customers’ markets, assessing customers’ needs and recommending courses of action; and

•	Technology Solutions: Comverse offers optimization services availability and capacity planning, designed to assist operators to maximize the return on their investment in data technology.

Comverse offers levels of maintenance and services packages, with varying levels of access to a Technical Assistance Center hot line for remote support, committed response times for critical maintenance and support issues, and hardware repair and replacement, and other proactive tools and a la carte support services to address the needs of its customers.

Comverse offers a one year limited warranty on all products and offers broader warranty and service coverage in many cases.

Training Services

Comverse provides training services primarily (i) in its facilities in Wakefield, Massachusetts and Tel Aviv, Israel and (ii) on site at customers’ facilities.

Managed Services

Comverse provides operational consulting services to its customers. This service category includes:

•

Solution Management Services: Long-term comprehensive support that may include active monitoring, issue management and end user knowledge support of both Comverse applications as well as related systems;

•	Operations Transformation: Re-engineering customers’ operational support infrastructure for Comverse solutions;

•	Managed Operations: Operational support of Comverse solutions within a client facility; and

•	Hosting Services: Hosting of certain products within Comverse-managed facilities on behalf of customers.

Competition

The market for Comverse’s prepaid, postpaid and converged billing, messaging and content value-added services and mobile advertising and IP communication solutions is highly competitive, and includes numerous products offering a broad range of features and capacities. The primary competitors are suppliers of turnkey systems and software, and indirect competitors that supply certain components to systems integrators. Many of Comverse’s competitors specialize in a subset of Comverse’s portfolio of products. Direct and/or indirect competitors include, among others, Acision, Alcatel-Lucent, Amdocs, Convergys, Ericsson, HP, Huawei, Intec, Movius, NEC, Nokia Siemens Networks, Openwave, Oracle, Tecnotree and Unisys. Competitors of Comverse that manufacture other telecommunications equipment may derive a competitive advantage in selling systems to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers.

In recent years, wireless subscriber preferences have changed as consumers transitioned to alternative messaging applications, such as SMS text messaging, in part as a substitute for voicemail usage. This transition resulted in intensified competition due to the change in Comverse’s business mix from the voicemail product line, in which Comverse continues to hold a leading market position, to new applications and products in which Comverse is continuing to face significant competitive challenges as part of its efforts to increase market share.

In addition, Comverse faces increasing competition from changing technologies that may provide alternatives to its products and services. For example, the introduction of open access to web-based applications from wireless devices allows end users to utilize web-based services, such as Google, Yahoo or Hotmail, to access, among other things, instant messaging and electronic mail free of charge rather than use wireless carriers’ service offerings.

Comverse believes that competition in the sale of its products is based on a number of factors, the most important of which are product features and functionality, system capacity and reliability, marketing and distribution capability and price. Other important competitive factors relating to Comverse include service and support and the capability to integrate systems with a variety of telecom networks, IP networks and Operation and Support Systems. Comverse believes that the range of capabilities provided by, and the ease of use of its systems compare favorably with other products currently marketed. Comverse anticipates that competition will increase, and that a number of its direct and indirect competitors will introduce new or improved systems during the next several years.

Manufacturing and Sources of Supplies

Comverse’s manufacturing operations consist primarily of installing its software on externally purchased hardware components and final assembly and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies and systems. Comverse primarily uses third parties to perform modules and subsystem assembly, component testing and sheet metal fabrication. These manufacturing operations are performed primarily in the United States, Israel, Canada, China, France, Germany and Hong Kong.

Although Comverse generally uses standard parts and components in its products, certain components and subassemblies are presently available only from a limited number of sources. To date, Comverse has been able to obtain adequate supplies of all components and subassemblies in a timely manner from existing sources or, when necessary, from alternative sources or redesign the system to incorporate new modules, when applicable. However, the inability to obtain sufficient quantities of components or to locate alternative sources of supply if and as required in the future, would adversely affect its operations.

Comverse maintains organization-wide quality assurance procedures, coordinating the quality control activities of its research and development, manufacturing and service departments that comply with the requirements of the international standards ISO 9001 and ISO 14001.

Backlog

At January 31, 2010 and 2009, Comverse had a backlog of approximately $1,231.0 million and $1,235.0 million, respectively. Comverse defines “backlog” as projected revenue from signed orders not yet recognized, excluding revenue from maintenance agreements.

Verint

Products

Verint Actionable Intelligence Solutions

Verint delivers its Actionable Intelligence solutions to the enterprise workforce optimization and security intelligence markets across a wide range of industries, including financial services, retail, healthcare, telecommunications, law enforcement, government, transportation, utilities and critical infrastructure. Much of the information available to organizations in these industries is unstructured, residing in telephone conversations, video streams, Web pages, email, and other forms of text communication. Verint’s advanced Actionable Intelligence solutions enable its customers to collect and analyze large amounts of both structured and unstructured information in order to make better decisions.

In the enterprise workforce optimization market, demand for Verint’s Actionable Intelligence solutions is driven by organizations that seek to leverage unstructured information from customer interactions and other customer-related data in order to optimize the performance of their customer service operations, improve the customer experience, and enhance compliance. In the security intelligence market, demand for Verint’s Actionable Intelligence solutions is driven by organizations that seek to distill intelligence from a wide range of unstructured and structured information sources in order to detect, investigate, and neutralize security threats.

Verint’s Actionable Intelligence solutions portfolio is primarily comprised of the following products:

Enterprise Workforce Optimization Solutions

Verint is a leading provider of enterprise workforce optimization software and services. Verint’s solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, and enhancing compliance. Marketed under the Impact 360® brand to contact centers, back offices, branch and remote offices, and public safety centers, these solutions comprise a unified suite of enterprise workforce optimization applications and services and include:

•

Quality Monitoring, which records multimedia interactions based on user-defined business rules and provides sophisticated interaction assessment functionality, including intelligent evaluation forms and automatic delivery of calls for evaluation according to quotas or contact-related criteria, to help enterprises evaluate and improve the performance of customer service staff;

•

Full-Time and Compliance Recording, which provides contact center recording for compliance, sales verification, and monitoring in IP, traditional time-division multiplexing (or TDM), and mixed telephony environments. This product includes encryption capabilities to help support the Payment Card Industry Data Security Standard and other regulatory requirements for protecting sensitive data;

•

Workforce Management, which helps enterprises forecast staffing requirements, deploy the appropriate level of resources, and evaluate the productivity of their customer service staff. This product includes optional strategic planning capabilities to help determine optimal hiring plans;

•

Customer Interaction Analytics (Speech, Data and Customer Feedback), including Speech Analytics solutions, which analyze call content for the purpose of proactively identifying business trends, building effective cost containment and customer service strategies, and enhancing quality monitoring programs; Data Analytics, which apply Verint’s data mining technology to call-related and call-content information (metadata) and call content, as well as to productivity, quality, and customer experience metrics, to help enterprises identify hidden service and quality issues, determine the causes and correct them; and Customer Feedback Analytics, which help enterprises efficiently survey customers via Interactive Voice Response (or IVR), Web, or email in order to gather customer feedback on products, processes, agent performance, and customer satisfaction and loyalty;

•

Performance Management, which provides a comprehensive view of key performance indicators (or KPI), with performance scorecards and reports on customer interactions, customer experience trends, and contact center, back office, branch, remote office, and customer service staff performance;

•

eLearning and Coaching, which enables enterprises to deliver Web-based training to customer service staff desktops, including learning clips created from recordings and other customized materials targeted to staff needs and competencies;

•

Desktop and Process Analytics, which captures information from customer service employee interactions with their desktop applications to provide insights into productivity, training issues, process adherence, and bottlenecks;

•

Workforce Optimization for Small-to-Medium Sized Businesses (or SMB), which is designed for smaller companies (with contact centers) that increasingly face the same business requirements as their larger competitors. This solution enables companies of all sizes to boost productivity, reduce attrition, capture and evaluate interactions, and satisfy compliance and risk management requirements in a cost-effective way; and

•

Public Safety, which includes quality monitoring, speech analytics, and full-time and compliance recording solutions under the brand Impact 360 for Public Safety Powered by Audiolog™. This solution allows first responders (police, fire departments, emergency medical services, etc.) in the Security Intelligence market to deploy workforce optimization solutions to record, manage, and act on incoming assistance requests and related data.

Video Intelligence Solutions

Verint is a leading provider of networked IP video solutions designed to optimize security and enhance operations. Marketed under the Nextiva® brand, this portfolio enables organizations to deploy an end-to-end IP video solution with analytics or evolve to IP video solutions without discarding their previous investments in analog Closed Circuit Television (or CCTV) technology and includes:

•

IP Video Management Software, which simplifies management of large volumes of video and geographically-dispersed video surveillance operations, with a suite of applications that includes automated system health monitoring, policy-based video distribution, networked video viewing and investigation management. This solution is designed for use with industry-standard servers and storage solutions and for interoperability with other enterprise systems;

•

Edge Devices, which capture, digitize, and transmit video across enterprise networks, providing many of the benefits of IP video while using existing analog CCTV investments. Nextiva also includes IP cameras, bandwidth-efficient video encoders to convert analog images to IP video for transmission over IP networks, wireless devices that perform both video encoding and wireless IP transmission, facilitating video surveillance in areas too difficult or expensive to wire;

•

Video Analytics, which analyze video content to automatically detect anomalies and activities of interest, such as perimeter intrusion, unattended objects, camera tampering, and vehicles moving in the wrong direction. Nextiva also includes industry-specific analytics applications focused on the behavior of people in retail and other environments; and

•

Networked DVRs, which perform networked digital video recording utilizing secure, embedded operating systems and market-specific data integrations for applications that require local storage, as well as remote networking.

Communications Intelligence Solutions

Verint is a leading provider of Communications Intelligence solutions that help law enforcement, national security, intelligence, and civilian government agencies effectively detect, investigate, and neutralize criminal and terrorist threats. Verint’s solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. These solutions can be deployed stand-alone or collectively, as part of a large-scale system to address the needs of large government agencies that require advanced, comprehensive solutions. Marketed under the RELIANT™, VANTAGE®, STAR-GATE™, X-TRACT®, and ENGAGE™ brand names, these solutions include:

•

Communications Interception, which enables the interception, monitoring, and analysis of information collected from a wide range of communications networks, including fixed and mobile networks, IP networks, and the Internet. These solutions include lawful interception solutions designed to intercept specific target communications pursuant to legal warrants and mass interception solutions for investigating and proactively addressing criminal and terrorist threats;

•

Communication Service Provider Compliance, which enables communication service providers to collect and deliver to government agencies specific call-related and call-content information in compliance with requirements established under the Communications Assistance for Law Enforcement Act (or CALEA) in the United States, the European Telecommunications Standards (or ETSI) in Europe, and other compliance regulations and standards. These solutions include a scalable warrant and subpoena management system for efficient, cost-effective administration of legal warrants across multiple networks and sites;

•

Mobile Location Tracking, which tracks the location of mobile network devices for intelligence and evidence gathering, with analytics and workflow designed to support investigative activities. These solutions provide real-time tracking of multiple targets, real-time alerts, and investigative capabilities, such as geospatial fencing and events correlation;

•

Fusion and Investigation Management, which fuses data gathered from multiple database sources, with link analysis, adaptable investigative workflow, and analytics to improve investigation efficiency and productivity. These solutions support a wide range of complex investigations, including financial crimes, that require expertise across various domains, involve multiple government agencies, and require significant resources and time;

•

Web Intelligence, which increases the productivity and efficiency of investigations in which the Internet is the prime source of information. These solutions feature advanced data collection, text analysis, data enrichment, advanced analytics, and a clearly defined investigative workflow on a scalable platform; and

•

Tactical Communications Intelligence, which provides portable communications interception and location tracking capabilities for local use or integration with centralized monitoring systems, to support tactical field operations.

Verint also offers integrated video monitoring, which enables the scalable collection, storage, and analysis of video captured by surveillance systems and its integration with other sources of information, such as intercepted communications or location tracking data.

Markets

Verint has established leadership positions in both the enterprise workforce optimization and security intelligence markets by leveraging its core competency in developing highly scalable, enterprise-class applications with advanced, integrated analytics for both unstructured and structured information.

The Workforce Optimization Market and Trends

Verint believes that customer service is viewed more strategically than in the past, particularly by organizations whose interactions with customers regarding sales and services take place primarily through contact centers. Consistent with this trend, Verint believes organizations seek workforce optimization solutions that enable them to strike a balance among driving sales, managing operating costs, and delivering the optimal customer experience.

In order to make better decisions to achieve these goals, Verint believes that organizations increasingly seek to leverage valuable data collected from customer interactions and associated operational activities. However, customer service solutions have traditionally been deployed in the contact center as stand-alone applications, which prevented information from being shared and analyzed across multiple/related applications. These solutions also lacked functionality for analyzing unstructured information, such as the content of phone calls and email. As a result, organizations historically based their customer service-related business decisions on a fraction of the information available to them.

Verint believes that the key business and technology trends driving demand for its Workforce Optimization solutions include:

•

Integration of Workforce Optimization Applications. Verint believes that organizations increasingly seek a unified workforce optimization suite that includes call recording and quality monitoring, speech and data analytics, workforce management, customer feedback, performance management, eLearning, and coaching, as well as pre-defined business integrations. Such a unified workforce optimization suite can provide business and financial benefits, create a foundation for continuous improvement through a closed loop feedback process, and improve collaboration among various functions throughout the enterprise. Additionally, by deploying an integrated workforce optimization suite with a single, unified graphical user interface and common database, enterprises can achieve lower cost of ownership, reduce hardware costs, simplify system administration and streamline implementation and training. An integrated workforce optimization suite also enables enterprises to interact with a single vendor for sales and service and helps ensure seamless integration and update of all applications.

•

Greater Insight through Customer Interaction Analytics. Verint believes that enterprises are increasingly interested in deploying sophisticated customer interaction analytics, particularly speech, data, and customer feedback analytics, for gaining a better understanding of workforce performance, the customer experience, and the factors underlying business trends in order to improve the performance of their customer service operations. Although enterprises have recorded customer interactions for many years, most were able to extract intelligence only by manually listening to calls, which generally could be done for only a small percentage of all calls. Today, customer interaction analytics applications, such as speech and data analytics, have evolved to automatically analyze and categorize customer interactions in order to detect patterns and trends that significantly impact the business. Customer surveys included in a unified analytics suite help enterprises understand the effectiveness of their employees, products, and processes directly from the customer’s perspective. Together, these applications provide a new level of insight into such important areas as customer satisfaction, customer behavior, and staff effectiveness, including the underlying cause of business trends in these critical areas.

•

Adoption of Workforce Optimization Across the Enterprise. Workforce optimization solutions have traditionally been deployed in contact centers. However, many customer service employees work in other areas of the enterprise, such as the back office and branch and remote office locations. Today, Verint believes that certain enterprises show increased interest in deploying certain workforce optimization applications, such as staff scheduling and desktop and process analytics, outside the contact center to enable the same type of performance measurement that has historically been available in the contact center, with the goal of improving customer service and performance across the enterprise.

•

Migration to Voice over Internet Protocol (or VoIP) Technologies. Many enterprises are replacing their contact centers’ legacy voice (TDM) infrastructures with VoIP telephony infrastructure. These upgrades typically require new deployments of Workforce Optimization solutions that are designed to support IP or hybrid TDM/IP environments.

The Security Intelligence Market

The Security Intelligence market includes the Networked IP Video and Communications Intelligence solutions markets.

The Networked IP Video Market and Trends

Verint believes that terrorism, crime and other security threats around the world are generating demand for advanced video security solutions that can help detect threats and prevent security breaches. Verint believes that organizations across a wide range of industries, including public transportation, utilities, ports and airports, government, education, finance, and retail, are interested in broader deployment of video solutions and more proactive use of existing video to increase the safety and security of their facilities, employees, and visitors, improve emergency response, and enhance their investigative capabilities.

Consistent with this trend, the video security market continues to experience a technology transition from relatively passive analog CCTV video systems, which use analog equipment and closed networks and generally provide only basic recording and viewing, to more sophisticated, proactive, network-based IP video systems that use video management software to efficiently collect, manage, and analyze large amounts of video over networks and utilize video analytics. Verint believes this transition from passive analog systems to network-based digital systems greatly improves the ability of organizations to quickly and efficiently detect security breaches and deliver video and data across the enterprise and to outside agencies in order to address security threats, improve operational efficiency, and comply with cost containment mandates.

While the security market is evolving to networked IP video solutions, many organizations have already made significant investments in analog technology. Verint’s Nextiva solutions allow these organizations to cost effectively migrate to networked IP video without discarding their existing analog investments. Designed on an open platform, Verint’s solutions facilitate interoperability with its customers’ business and security systems and with complementary third-party products, such as cameras, video analytics, video management software, command and control systems, and access control systems.

The Communications Intelligence Solutions Market and Trends

Verint believes that terrorism, criminal activities, including financial fraud and drug trafficking, and other security threats, combined with an expanding range of communication and information media, are driving demand for innovative security solutions that collect, integrate, and analyze information from voice, video, and data communications, as well as from other sources, such as private and public databases. Verint believes that key trends driving demand for Verint’s Communications Intelligence solutions are:

•

Increasing Complexity of Communications Networks and Growing Network Traffic. Law enforcement and certain other government agencies are typically given the authority to intercept communication transmissions to and from specified targets for the purpose of generating evidence. National security and intelligence agencies intercept communications, often in massive volumes, for the purpose of generating intelligence and supporting investigations. Verint believes that these agencies are seeking technically advanced solutions to help them to keep pace with increasingly complex communications networks and the growing amount of network traffic.

•

Growing Demand for Advanced Intelligence and Investigative Solutions. Investigations related to criminal and terrorist networks, drugs, financial crimes, and other illegal activities are highly complex and often involve collecting and analyzing information from multiple sources. Verint believes that law enforcement, national security, intelligence, and other government agencies are seeking advanced solutions that enable them to integrate and analyze information from multiple sources and collaborate more efficiently with various other agencies in order to unearth suspicious activity, optimize investigative workflows, and make investigations more effective.

•

Legal and Regulatory Compliance Requirements. In many countries, communication service providers are mandated by government regulation to satisfy certain technical requirements for delivering communication content and data to law enforcement and government authorities. For example, in the United States, requirements have been established under CALEA. In Europe, similar requirements have been adopted by ETSI. In addition, many law enforcement and government agencies around the world are mandated to ensure compliance with laws and regulations related to criminal activities, such as financial crime. Verint believes these laws and regulations are creating demand for Verint’s Communications Intelligence solutions.

Direct and Indirect Sales

Verint sells its solutions through its direct sales teams and indirect channels, including distributors, systems integrators, value-added resellers (or VARs) and original equipment manufacturer (or OEM) partners. Each of Verint’s solutions is sold by trained, dedicated, regionally organized direct and indirect sales teams. Verint’s direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with its other channels and sales agents. Verint’s indirect sales teams are focused on developing and supporting relationships with its indirect channels, which provide it with broader market coverage, including access to their customer base, integration services, and presence in certain geographies and vertical markets. Verint’s sales teams are supported by business consultants, solutions specialists, and pre-sales engineers who, during the sales process, determine customer requirements and develop technical responses to those requirements. While Verint sells directly and indirectly in all three of its markets, sales of Verint’s Video Intelligence solutions are primarily indirect, and sales of Verint’s Communications Intelligence solutions are primarily direct.

Customers

Verint’s solutions are used by more than 10,000 organizations in over 150 countries. None of Verint’s customers, including system integrators, VARs, various local, regional and national governments worldwide, and OEM partners, individually accounted for more than 10% of Verint’s revenues for any of the fiscal years ended January 31, 2009, 2008, 2007 or 2006.

For the fiscal year ended January 31, 2009, approximately one quarter of Verint’s business is generated from contracts with various governments around the world, including federal, state, and local government agencies. Some of the customer engagements on which Verint works require it to have the necessary security credentials or to participate in the project through an approved legal entity. In addition, because of the unique nature of the terms and conditions associated with government contracts generally, Verint’s government contracts may be subject to renegotiation or termination at the election of the government customer. For a more detailed discussion of the risks associated with Verint’s government customers, see Item 1A, “Risk Factors—Risks Related to our Businesses and our Industries—Verint is dependent on contracts with governments around the world for a significant portion of its revenue. These contracts also expose Verint to additional business risks and compliance obligations” and “Risk Factors—Risks Related to our Businesses and our Industries—U.S. and foreign governments could refuse to buy Verint’s Communications Intelligence solutions or could deactivate its security clearances in their countries thereby restricting or eliminating Verint’s ability to sell these solutions in those countries and perhaps other countries influenced by such a decision.”

Customer Services

Verint offers a range of customer services, including implementation, training, consulting, and maintenance, to help its customers maximize their return on investment in Verint solutions.

Implementation, Training and Consulting

Verint’s solutions are implemented by its service organizations, authorized partners, resellers or customers. Verint’s implementation services include project management, system installation, and commissioning, including integrating Verint applications with its customers’ environments and third-party solutions. Verint’s training programs are designed to enable its customers to effectively utilize its solutions and to certify its partners to sell, install, and support its solutions. Customer and partner training are provided at the customer site, at Verint’s training centers around the world, or remotely through webinars. Verint’s consulting services are designed to enable its customers to maximize the value of its solutions in their own environments.

Maintenance Support

Verint offers a range of customer maintenance support programs to its customers and resellers, including phone, Web, and email access to technical personnel up to 24-hours a day, seven days a week. Verint’s support programs are designed to ensure long-term, successful use of its solutions. Verint believes that customer support is critical to retaining and expanding its customer base. Verint’s Workforce Optimization solutions are sold with a warranty of generally one year for hardware and 90 days for software. Verint’s Video Intelligence solutions and Communications Intelligence solutions are sold with warranties that typically range from 90 days to three years, and in some cases longer. In addition, Verint’s customers are typically provided the option to purchase maintenance plans that provide a range of services, such as telephone support, advanced replacement upgrades, when and if available, and on-site repair or replacement. Currently, the majority of Verint’s maintenance revenue is related to its Workforce Optimization solutions.

Competition

Verint faces strong competition in all of its markets and expects that competition will persist and intensify. In its Workforce Optimization market, Verint’s competitors are Aspect Software, Inc., Autonomy Corp., Genesys Telecommunications, NICE Systems Ltd. (or NICE), and many smaller companies, which can vary across regions. In Verint’s Video Intelligence market, its competitors include Dedicated Microcomputer Limited, Genetec Inc., March Networks Corporation, Milestone Systems A/S, NICE, and Pelco, Inc. (a division of Schneider Electric Limited); divisions of larger companies, including Bosch Security Systems, Cisco Systems, Inc., United Technologies Corp., Honeywell International Inc., and many smaller companies, which can vary across regions. In Verint’s Communications Intelligence market, its primary competitors are Aqsacom Inc., ETI, JSI Telecom, NICE, Pen-Link, Ltd., RCS, S.R.L., Trovicor, SS8 Networks, Inc., Utimaco (a division of Sophos, Plc), and many smaller companies, which can vary across regions. Some of Verint’s competitors have superior brand recognition and greater financial resources than does Verint, which may enable them to increase their market share at Verint’s expense. Furthermore, Verint expects that competition will increase as other established and emerging companies enter IP markets and as new products, services, and technologies are introduced.

In each of its operating segments, Verint believes it competes principally on the basis of product performance and functionality; product quality and reliability; breadth of product portfolio and interoperability; global presence and high-quality customer service and support; specific industry knowledge, vision, and experience; and price. Verint believes its success depends primarily on its ability to provide technologically advanced and cost-effective solutions and services. Verint expects its competition will increase as other established and emerging companies enter Verint’s markets and as new products, services and technologies are introduced. In recent years, there has also been significant consolidation among its competitors, which has improved the competitive position of several of these companies, and enabled new competitors to emerge in all of its markets.

Manufacturing and Suppliers

Verint’s manufacturing and assembly operations are performed in its United States and Israeli facilities for its Workforce Optimization solutions; in its United States, Israeli, and Canadian facilities for its Video Intelligence solutions; and in its German and Israeli facilities for its Communications Intelligence solutions. These operations consist of installing its software on externally purchased hardware components, final assembly, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. Verint also manufactures certain hardware units and performs system integration functions prior to shipping turnkey solutions to its customers. Verint relies on several unaffiliated subcontractors for the supply of specific proprietary components and assemblies that are incorporated in its products, as well as for certain operations activities that are outsourced. Although Verint has occasionally experienced delays and shortages in the supply of proprietary components in the past, it has, to date, been able to obtain adequate supplies of all components in a timely manner from alternative sources, when necessary.

Backlog

The delivery cycles of most of Verint’s products are generally very short, ranging from days to several months, with the exception of certain projects with multiple deliverables over a longer period of time. Therefore, Verint does not view backlog as a meaningful indicator of future business activity and does not consider it a meaningful financial metric for evaluating its business.

Ulticom

Products

Ulticom is a provider of network signaling and information delivery solutions. Ulticom’s Signalware family of application-ready products is used by equipment manufacturers, application developers, and communication service providers to access signaling related information necessary to deploy revenue generating infrastructure and enhanced services within fixed and mobile telecommunication networks. Signalware products are also embedded in a range of packet soft-switching products to interoperate or converge voice and data networks. Ulticom’s Signalware family of network-ready products is used by equipment manufacturers, system integrators and communication service providers to bridge disparate signaling networks and transfer or route signaling information between network elements.

Signalware Application-Ready

Ulticom’s Signalware Application-Ready (or Signalware AR) product family provides the Signaling System Number 7 (or SS7), a globally accepted set of telecommunications protocols, connectivity and access to signaling information required to offer value-added services. Signalware AR is embedded within fixed, mobile and Internet service provider applications to interconnect and interoperate voice, data and video communication systems. In addition, Signalware AR plays a key role in the convergence of disparate networks by providing a means to bridge circuit and packet technology. In addition, Signalware AR offers many of the features that are crucial to the connectivity of communication networks and the rapid delivery of revenue generating services.

Signalware AR supports a range of applications across multiple networks. In fixed networks, Signalware AR has been deployed as part of services such as voice messaging, calling name, 800 number, and calling card services. Signalware AR enables mobile applications, such as global roaming and emergency-911, and enhanced services such as text messaging and prepaid calling. Ulticom’s products are being used to support new mobile data services that enable subscribers to roam into wireless local area networks “Hot Spots” and seamlessly and securely access network-based services from their own trusted service provider. Signalware AR also is used to enable VoIP in fixed, mobile, and cable service provider networks.

Signalware AR works with multiple SS7 networks and supports a wide variety of SS7 protocol information elements. It provides the functionality and information access needed for call set-up/termination and call routing/billing. Signalware AR products also include features that enable the transition from SS7 signaling to emerging packet signaling standards including SIGTRAN, an IP-based extension of the SS7 protocols.

Signalware AR solutions include interface boards to provide the physical connection to a signaling network. Signalware AR boards are configured to support a wide range of hardware platforms and network links. The bundling of Signalware AR interface boards and software allows Ulticom to control product performance, capacity, and compliance with standards.

Signalware Network-Ready

Ulticom’s Signalware Network-Ready (or Signalware NR) product family provides information routing functionality in the form of signaling gateways, edge Signal Transfer Points, and advanced Signaling Application Delivery Controllers. Signalware NR enables hybrid network solutions designed to support incremental migration of existing time division multiplexing-based (or TDM) infrastructure and services to more cost effective next-generation IP-based networks. Signalware NR is built upon the Signalware AR platform.

Signalware NR offers equipment providers a key element to route signaling information over IP and traditional time division multiplexed communications paths. This allows services to be efficiently deployed in a geographically distributed manner or in IT-like server farm architectures while still leveraging the existing signaling infrastructure. Signalware NR enables equipment providers to add value at the network edge without disturbing the core signaling network allowing service providers to cap investments on core signaling transfer points. This enables functions that were formerly captive in the network core to be extended to the network edge, allowing service providers to leverage their existing investment while incrementally and efficiently expanding to meet demand for services such as wireless prepaid calling, text messaging, free-phone, global roaming and VoIP. Ulticom believes that not only does Signalware NR ensure interoperability and limit service disruption; it also delivers lower cost of operation and initial investment.

Combining Ulticom’s field-proven signaling technology and the benefits of open computing systems, Signalware NR provides a bridge for systems and service providers to maximize existing investments while capitalizing on emerging opportunities for revenue generating services.

Markets

Ulticom’s products are sold primarily to network equipment manufacturers and application developers that incorporate Ulticom’s products within their products and sell them as an integrated solution to service providers. Service providers install the solution in their communication networks and offer the service enabled by such solution to their subscribers. Because Ulticom and its customers have a mutual interest in developing solutions that are widely accepted by subscribers and profitable to service providers, Ulticom works closely with customers to support their development efforts and produce solutions that are unique, reliable, scalable and cost effective.

Sales and Marketing

Ulticom markets its products and services primarily through a direct sales organization and through distributors. Ulticom has entered into distribution agreements with Beijing Teamsun Technology Co., Mantica Solutions, S.L. and Macnica Networks Company that have resulted in deployments of its products in mobile and Internet services in China, Spain, and Japan, respectively.

Ulticom identifies market opportunities in cooperation with customers and develops and enhances products to seize those opportunities in a timely fashion. In addition, Ulticom engages in joint promotion, sales efforts, training, testing, design, integration, installation and support with Sun Microsystems and other information systems providers who use Sun Microsystems’ components. Ulticom also engaged in joint-marketing activities with International Business Machines and Sun Microsystems. Ulticom also actively participates in industry activities that are focused on defining the technology to facilitate the convergence of telecommunication networks with the Internet.

Customers

Ulticom’s products are currently used by more than 50 customers and are deployed by more than 300 service providers in more than 100 countries. Customers include network equipment manufacturers, application developers and service providers.

For the fiscal year ended January 31, 2009, Nokia Siemens Networks, Alcatel-Lucent and Sonus Networks accounted for 33%, 14% and 13%, respectively, of Ulticom’s total revenues. For the fiscal year ended January 31, 2008, Nokia Siemens Networks, Sonus Networks and Alcatel-Lucent accounted for 35%, 16% and 11%, respectively, of Ulticom’s total revenues. For the fiscal year ended January 31,

2007, Nokia Siemens Networks, Alcatel-Lucent and Sonus Networks accounted for 36%, 10% and 15%, respectively, of Ulticom’s total revenues. For the fiscal year ended January 31, 2006, Nokia Siemens Networks, Alcatel-Lucent and Sonus Networks accounted for 32%, 17% and 15%, respectively, of Ulticom’s total revenues.

Service and Support

Ulticom offers customer support as part of the maintenance agreements for both Signalware AR and Signalware NR.

Customer Support

Ulticom provides comprehensive technical support to help customers develop and deploy new services and solutions using Signalware AR and Signalware NR. Customer support representatives interface with customers’ technical staff by answering questions, resolving problems, and providing assistance. Service options are available up to 24 hours a day, 7 days a week. Customer support is managed through corporate headquarters in Mount Laurel, New Jersey with remote service locations providing extended geographic and time zone coverage.

Training Services

Ulticom offers customers comprehensive training programs. Courses are scheduled throughout the year. Customized and/or on-site training programs also are provided for an additional fee to meet the specific needs of customers. Ulticom also offers computer-based training in an effort to provide added flexibility and convenience to customers.

Professional Services

Ulticom offers fee-based consulting and development services to create customer-specific enhancements to its products and assist with deployment of its products in service provider networks. This service assists Ulticom’s customers by accelerating their time-to-market, and also facilitates the point in the development cycle when Ulticom begins to receive recurring deployment license and board revenues.

Competition

The global market for network signaling solutions is intensely competitive. Ulticom expects competition to increase in the future, especially with the convergence of voice and data networks.

Ulticom’s primary competition comes from internal development organizations within equipment manufacturers and application developers who seek, in a build-versus-buy decision, to develop substitutes for Ulticom’s products. Ulticom also competes with a number of U.S. and international suppliers that vary in size, scope, and breadth of the products and services offered.

Competitors for Ulticom’s Signalware AR products include a number of companies ranging from SS7 software solution providers, such as Aricent and Tieto Corporation, to vendors of communication and network infrastructure equipment, such as Continuous Computing Corporation and Hewlett-Packard, and board vendors, such as Adax, Interphase and Performance Technologies.

Competitors for Ulticom’s Signalware NR products include a number of companies ranging from SS7 network equipment providers, such as Hewlett-Packard, Performance Technologies and Tekelec, to next-generation network equipment manufacturers, such as Cisco and Huawei.

Ulticom believes it competes principally on the basis of product performance and functionality, product quality and reliability, customer service and support, and price.

Ulticom believes its success will depend, primarily, on its ability to provide technologically advanced and cost-effective signaling solutions adhering to evolving network architectures, such as 3GPP and IMS. Furthermore, as competition and pricing pressure continue within its customers’ markets, Ulticom may be required to further reduce prices or offer product sales incentive programs.

Manufacturing and Sources of Supplies

Ulticom’s Signalware AR products typically have two components: software and interface boards. Each software shipment is configured to provide the specific operating system version and features requested by the customer.

Ulticom works closely with interface board component suppliers to monitor component changes and availability. However, there are no long-term supply agreements with these suppliers to ensure uninterrupted supply of components. Under certain circumstances, Ulticom may place blanket orders to ensure availability of discontinued components.

Ulticom’s Signalware NR products are typically prepackaged with its software and interface boards into a standard Unix-based computing platform by Ulticom’s employees.

Ulticom does not have any long-term agreements with any of its manufacturers, some of whom are small, privately held companies. In the event that these manufacturers experience financial, operational, or quality assurance difficulties, Ulticom’s business could be adversely affected unless and until an alternate manufacturer could be found. There is no assurance that an alternate manufacturer will be able to meet Ulticom’s requirements or that existing or alternate sources for interface boards will continue to be available at favorable prices.

Backlog

Ulticom defines “backlog” as projected revenue from signed purchase orders for delivery of its products, which generally occurs within a short time frame, ranging from days to several months. Therefore, Ulticom’s backlog is not significant and is not viewed as a meaningful indicator of its future business activity.

Starhome

Products

Starhome is a provider of wireless service mobility solutions that enhance international roaming. Starhome’s innovative solutions are designed to generate new revenues, streamline network efficiencies and facilitate seamless roaming across the globe. Starhome solutions include:

Value-Added Services. Seamless solutions that stimulate data and voice roaming usage and provide a virtual home environment. This category includes:

•

Virtual home environment and call completion solutions that enable operators to offer international roaming subscribers access to their home network services using their wireless handset in a visited network, resulting in an increased number of successfully completed calls;

•

Advanced routing and numbering solutions that enable operators to eliminate unnecessary international routing and subscribers to monitor their international roaming expenses in order to prevent “bill shock” while roaming; and

•

Roaming data and promotion solutions that offer effective ways for wireless operators to maintain and enhance contact with international roamers by providing them with useful information while they are roaming.

Steering of Roaming. Starhome offers advanced steering solutions to dynamically control roaming traffic. These solutions enable operators to direct outbound roaming traffic to networks which in turn helps them to meet their steering revenue targets. The Steering of Roaming suite also offers a solution to better service customers who are in the vicinity of a country’s borders as well as to provide mobile operators with reports about networks who deployed anti steering solutions.

Core Network Solutions. Scalable services that enable operators to maximize revenues, reduce costs via greater efficiency, and maintain roamers in their networks. These services span various technologies, including Intelligent Network (or IN) and IMS. This category includes various solutions that:

•	enable the operator to monitor, manage and optimize inbound and outbound roaming traffic; and

•

enable prepaid subscribers seamless roaming services anywhere, and, in any network, without Customized Application for Mobile Enhanced Logic (or CAMEL) or Unrestricted Supplementary Service Data (or USSD). As part of a required component for other roaming solutions, Starhome provides the ability to simply integrate future and legacy IN and IMS technologies to orchestrate multiple services on the network.

Starhome also assists operators to establish, expand or improve international roaming operations by providing roaming capabilities to Global System for Mobile Communication (or GSM), operators that have no roaming agreements or, similarly, to operators that would like to expand their coverage area through another GSM network.

In addition to its international roaming solutions, Starhome has also developed a family of virtual office environment solutions that allow wireless operators to provide enhanced services to enterprise accounts. Operators deploying these solutions can increase their revenues by providing subscribers with the ability to maintain the communication functionality they have in their office while using their mobile handsets. Operators can also provide their subscribers with the ability to utilize multiple telephone numbers on the same mobile handset.

Markets

Wireless service mobility is the ability of wireless operators to provide subscribers with seamless access to voice, data or other services available in the subscriber’s home network when the subscriber is outside of the network or in a different mobile environment. Starhome has historically focused on providing comprehensive international roaming solutions to wireless operators using the GSM standard, which is the most popular standard for mobile phones in the world. A key factor in the success of the GSM standard has been its ability to facilitate international roaming. However, the complexities of international roaming result in a number of challenges for wireless operators. For example, because operators have a limited ability to control the direction of network traffic outside of the home network, their subscribers are often routed to higher cost providers or providers that offer subscribers less functionality than other potential visited networks. This results in decreased profitability as operators are required to bear higher operating costs from visited network operators, as well as decreased customer satisfaction and usage. Also, subscribers traveling outside their home network may encounter dialing complications and often discover that many functions available on the home network are unavailable or more difficult to access when they are on a visited network. This results in lost revenue opportunities for operators as subscribers use fewer value added services when they are away from their home network.

In the highly competitive mobile communications market, which is characterized by intense price pressure in domestic markets, Starhome designs its solutions to allow wireless operators to capture additional revenues and improve margins by efficiently addressing these and other wireless service mobility challenges.

Sales and Marketing

Starhome has a geographically diverse sales force. Sales directors are organized geographically with individuals responsible for the Americas, Europe, the Middle East, Asia and Africa. Each regional sales team includes several account executives and project managers.

Starhome’s sales teams approach wireless operators both directly, through regional and local sales representatives and indirectly, through channel agreements. Starhome markets its solutions primarily through its direct sales organization.

Starhome reviews its sales strategy on an annual basis in order to optimize the allocation of its sales resources across its customers, to capture new business opportunities and further penetrate its existing customer base.

Starhome’s marketing team is primarily responsible for promoting its offerings and brand recognition in accordance with its strategies. Starhome’s marketing team conducts ongoing market research to understand changing needs within its industry, analyzes industry trends and works with the product development team to ensure that Starhome develops products that are relevant to its customers. Starhome’s marketing team is also responsible for analyzing the offerings of its competitors to ensure that it remains competitive.

Customers

Starhome serves more than 130 wireless operators in more than 80 countries. Starhome maintains strong collaborative relationships with its customers, which include members of several of the largest mobile operator groups in the world as well as leading independent operators. No Starhome customer individually accounted for more than 10% of Starhome’s revenues for any of the fiscal years ended January 31, 2009, 2008, 2007 and 2006.

Service and Support

Starhome generally supports Managed Service and Stand Alone modes of operations. Starhome’s Managed Service mode offers full and continuous monitoring of the mobile operator’s system, including hardware, software and traffic, and is responsible for fault detection and repair, software updates, and provisioning. Starhome’s global, privately-held IP network and Global Services Operations Centers (or GSOCs) are vital components of its Managed Service mode.

The high-capacity global network provides mobile operators with a secure method for the routing of data and messages around the world coupled with the ability to manage and monitor their service. The global network is based on Starhome’s IntelliGate™ Service Mobility Platform (or Intelligent Gateway). IntelliGate connects GSM networks to Starhome’s global network via regional hub sites and is designed to accommodate existing and evolving standards and protocols, including Session Initiation Protocol (SIP) and IMS.

The GSOCs are the heart of the global service environment, providing around-the-clock service provisioning, operation and maintenance, and centralized network management worldwide, and the focal point for operators and third party developers. Starhome maintains a call center in Tel Aviv, Israel that is available 24-hours a day seven days a week, as well as an additional call center facility in Switzerland used on an as-needed basis.

Starhome’s Roaming Data Group (or RDG), is an integral part of Starhome’s Managed Service mode. The RDG provisions the roaming information, collects all relevant information from customers and then updates the information into a dedicated database.

The network enables Starhome to detect problems and provide support remotely. Support for the balance of Starhome’s customers is maintained through a secure connection established when the customer reports a matter. In the few instances that require physical maintenance, Starhome uses the local support of the customer or a third party and sends its engineers to the customer’s premises.

The technology Starhome uses for remote monitoring and maintenance is based on standard tools, such as Hewlett-Packard’s Open View, which monitors the platforms and provides Starhome with a real time view of its network footprint, as well as proprietary tools, such as ServiceMeter, which continuously measures services utilization at operator networks and compares them to the historic profile of such services. Service Meter provides a real time alert to service performance issues, such as a significant decrease in international call completion.

Competition

Starhome believes the principal competitive factors in Starhome’s business include the breadth and quality of the solutions offered, reliability, price, customer support and new product development. Starhome believes that it competes favorably on each of these factors.

Starhome competitors include, among others, Ericsson, Globitel, Invigo, Nokia Siemens Networks, Roamware and Syniverse. As the roaming market continues to expand to address interoperability issues relating to emerging communications technologies, Starhome expects companies that specialize in these technologies to enter the market as their competitors. Starhome also believes that certain customers may attempt to internally develop certain functionalities currently provided by its services.

Manufacturing and Sources of Supplies

Starhome’s IntelliGate platforms are assembled by Comverse Ltd., an Israeli company and a Comverse, Inc. subsidiary (or Comverse Ltd.). The production and assembly process consists of procurement and purchase of materials, including hardware, software and third-party supplies, as well as integration, engineering and assembly, all of which is handled by Comverse Ltd. Final assembly includes the application of extensive testing and quality control procedures to materials, modules, subassemblies and systems. On November 1, 2008, Starhome entered into agreements with Comverse Ltd. with respect to the provision of these services, each of which has an initial term of four years and renew automatically for additional two year terms unless terminated in accordance with their terms.

Starhome purchases off-the-shelf hardware, such as servers and storage devices, from third party vendors, such as Hewlett-Packard and Cisco.

Backlog

At January 31, 2010 and 2009, Starhome had a backlog of approximately $33.0 million and $35.0 million, respectively. Starhome defines “backlog” as projected revenue from signed orders not yet recognized, excluding revenue from maintenance agreements.

Comverse Technology, Inc. and Subsidiaries

Customers

On a consolidated basis, no customer accounted for 10% or more of our total revenue for any of the fiscal years ended January 31, 2009, 2008, 2007 or 2006. We had concentration of 12.7% and 19.0% of consolidated accounts receivable as of January 31, 2009 and 2006, respectively, attributable to a Comverse customer in each fiscal year then ended. No significant concentration of accounts receivable existed as of January 31, 2008 or 2007. We believe that no significant credit risk exists.

Research and Development

Our subsidiaries continue to enhance the features and performance of existing products and introduce new products and solutions. We believe that the future success of our subsidiaries depends on a number of factors, which include the ability to:

•	identify and respond to emerging technological trends in the target markets of our subsidiaries;

•	develop and maintain competitive solutions that meet customers’ changing needs; and

•	enhance existing products by adding features and functionality that differentiate our subsidiaries’ products from those of their competitors.

As a result, our subsidiaries have made and intend to continue to make investments in research and development. Research and development resources are allocated in response to market research and customer demands for additional features and products. The development strategy involves rolling out initial releases of products and adding features over time. Our subsidiaries continuously incorporate customer feedback into the product development process. While our subsidiaries expect that new products will continue to be developed internally, our subsidiaries may, based on timing and cost considerations, acquire or license technologies, products, or applications from third parties.

Significant research and development activity occurs in the United States and Israel with additional research and development offices in Canada, China, France, Germany, India, Malaysia, the United Kingdom and the Ukraine. Research and development leverages broad industry expertise, which includes digital signal processing, computer architecture, telephony, IP, data networking, multi-processing, databases, real time software design and application software design.

A portion of our subsidiaries’ research and development operations benefit from financial incentives provided by government agencies to promote research and development activities performed in Israel. The cost of such operations is and will continue to be affected by the continued availability of financial incentives under such programs. During the fiscal year ended January 31, 2009, as in many prior years, our subsidiaries’ research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (or the OCS), under which reimbursement of a portion of our research and development expenditures is made subject to final approval of project budgets. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on the ability to transfer technology, know-how and manufacture OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay significantly increased royalties or a redemption fee calculated according to the applicable regulations. The difficulties in obtaining the approval of the OCS for the transfer of technology, know-how, manufacturing activities and/or manufacturing rights out of Israel could have a material adverse effect on strategic alliances or other transactions that our subsidiaries may enter into in the future.

On July 31, 2006, Verint entered into a settlement agreement with the OCS, pursuant to which it exited a royalty-bearing program and the OCS agreed to accept a lump sum payment of approximately $36.0 million. Payments agreed to under the OCS settlement were completed immediately following the execution of the settlement agreement. Beginning in calendar year 2006, Verint entered into a new program with the OCS under which it is no longer required to pay royalties to the OCS.

Subsequent to January 31, 2007, we did not have any significant royalty-bearing obligations to the OCS.

Our gross research and development expenses for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 were $352.0 million, $384.4 million, $358.6 million and $253.1 million, respectively. Amounts reimbursed by the OCS for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 were $6.6 million, $7.5 million, $6.9 million and $8.9 million, respectively.

Acquisitions and Dispositions

Acquisitions

Comverse

Kenan

On December 9, 2005, Comverse completed the acquisition of the business and operations of the GSS division of CSG Systems International, Inc. (also referred to as Kenan Global Software Services (or Kenan)), a provider of software-based billing solutions. Comverse acquired Kenan to expand its technology, product offering and presence in the communication service provider billing market, including its position in the emerging converged prepaid/postpaid billing product area. The purchase price was $244.6 million in cash.

Netcentrex

On May 23, 2006, Comverse completed the acquisition of all of the outstanding shares of Netcentrex S.A. (or Netcentrex), a company organized under the laws of France that develops next generation network voice and video solutions that enable telecom operators and service providers to deliver voice-video-data and fixed-mobile converged services for both the consumer and enterprise markets. Comverse acquired Netcentrex to broaden its technology, product offering and presence in the VoIP communication service provider market. The purchase price was $158.7 million in cash, subject to certain adjustments, together with a contingent earnout of up to $16.0 million. The actual amount of the contingent earnout payment of $13.1 million was determined based upon achievement of certain financial targets by Netcentrex during the remainder of the fiscal year ended January 31, 2007 and for the fiscal year ended January 31, 2008.

Netonomy

On September 7, 2006, Comverse completed the acquisition of Netonomy, Inc. (or Netonomy), a provider of customer self-service, bill analysis and point of sale solutions for communication service providers. Comverse acquired Netonomy to add customer self-service products to its billing and active customer management solutions portfolio. The purchase price was $19.1 million in cash.

Verint

MultiVision

On January 9, 2006, Verint acquired the networked video security business of Hong-Kong-based MultiVision Intelligent Surveillance Limited (or MultiVision) as part of its plan to expand the footprint of its video business in the Asia Pacific region. Verint purchased MultiVision, among other objectives, to acquire local product development, customer support and solutions that are focused on the regional requirements of the Asia Pacific market, to expand Verint’s overall worldwide geographic presence, and to provide opportunities to more effectively market its existing networked video solutions in that region. The purchase price was $47.3 million in cash.

Mercom

On July 14, 2006, Verint acquired all of the outstanding shares of Mercom Systems, Inc. (or Mercom), a privately-held provider of interaction recording and performance evaluation solutions for small to midsize contact centers and public safety centers. Verint acquired Mercom, among other objectives, to expand its offering of interaction recording and performance evaluation solutions for small to midsize enterprises with contact centers and public safety centers. The purchase price consisted of $35.0 million in cash at closing and potential additional cash earn-out payments. As of January 31, 2008, the end of the earn-out period, the former shareholders had earned and had been paid $3.7 million of the potential earn-out.

Witness

On May 25, 2007, Verint completed the acquisition of Witness, under the terms of the Agreement and Plan of Merger, dated February 11, 2007, among Verint, White Acquisition Corporation, a Delaware corporation and then a wholly-owned subsidiary of Verint, and Witness. Verint acquired Witness for the purpose, among others, of expanding its business in the workforce optimization market. Under the terms of the merger agreement, each outstanding share of Witness common stock was converted into the right to receive $27.50 in cash, less applicable withholding taxes (if any). The aggregate merger consideration paid to consummate the transaction, including the fair value of Witness stock options exchanged for Verint stock options, was $1,064.5 million, net of cash acquired, and additional contingency payments of $5.8 million was earned through January 31, 2009.

To finance, in part, Verint’s acquisition of Witness, in May 2007, CTI entered into a Securities Purchase Agreement with Verint, pursuant to which it agreed to purchase 293,000 shares of Verint’s preferred stock. The preferred stock was purchased at a price of $1,000 per share, for an aggregate purchase price of $293.0 million. CTI used cash on hand to fund the purchase of the preferred stock. For a discussion of preferred stock, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment in Verint Systems’ Preferred Stock” and note 24 to the consolidated financial statements included in Item 15 of this Annual Report.

In addition, Verint used available cash of Verint and Witness and $650.0 million financed by proceeds of a term loan under a credit agreement entered into by Verint with a group of lenders in connection with the transaction. Through January 31, 2009, Verint repaid $40.0 million in aggregate principal amount of the term loan and made mandatory “excess cash flow” payments of $4.1 million and $22.1 million in May 2009 and May 2010, respectively. In November 2008, Verint borrowed an additional $15.0 million under a revolving credit facility entered into at the same time as the credit agreement. The Verint credit agreement includes certain restrictive covenants that, among other things, preclude Verint Systems from paying cash dividends to CTI, including cash dividends payable under the terms of the preferred stock. In July 2010, Verint amended its credit facility. For more information, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Subsequent Events,” Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk on Indebtedness” and notes 13 and 27 to the consolidated financial statements included in Item 15 of this Annual Report.

Dispositions

CTI Capital

Historically, CTI made venture capital investments through which it acquired minority interests in high technology companies. CTI made these investments both directly and through a joint venture it formed with Quantum Industrial Holdings Ltd., an investment company managed by Soros Fund Management LLC. During the fiscal years ended January 31, 2009 and 2008, CTI sold substantially all of the investment portfolio held directly by it to third parties and, in the fiscal year ended January 31, 2010, commenced and currently continues the process of selling the investments held through the joint venture.

Sale of Land

On September 16, 2010, Comverse Ltd., an indirect wholly-owned subsidiary of CTI, entered into an agreement for the sale of certain land in Ra’anana, Israel to a third party for a purchase price of approximately $28.5 million. Approximately $27.1 million of such proceeds have been received, with the balance being held in escrow to cover, to the extent necessary, any applicable taxes and levies. The sale was consummated following a bid process during which we considered multiple offers. The land sale was pursued as part of the initiatives undertaken by management to improve our cash position.

Patents and Intellectual Property Rights

The success of CTI’s subsidiaries, Comverse, Verint, Ulticom and Starhome, depends to a significant degree on the legal protection of their software and other proprietary technology rights. CTI’s subsidiaries rely on a combination of patent, trade secret, copyright, and trademark laws and confidentiality and non-disclosure agreements with employees and third parties to establish and protect their proprietary rights.

Substantial litigation regarding intellectual property rights exists in technology related industries, and our subsidiaries’ products are increasingly at risk of third-party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. In the event of an infringement claim, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing those products. Our subsidiaries have been party to patent litigations. In the fiscal years ended January 31, 2010 and 2009, in connection with claims asserted, our subsidiaries entered into several settlements.

Licenses and Royalties

Licenses to third parties by Comverse, Verint, Ulticom and Starhome are designed to prohibit unauthorized use, copying, and disclosure of our software and other proprietary technology rights. Our subsidiaries also license from third parties certain software, technology, and related rights for use in the manufacture and marketing of our subsidiaries’ products, and pay royalties under such licenses and other agreements. Our subsidiaries believe that the rights under such licenses and other agreements are sufficient for the manufacture and marketing of our subsidiaries’ products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how.

Segment Information

For a presentation of revenues from external customers, income (loss) from operations and total assets for each of our segments as of and for the fiscal years ended January 31, 2009, 2008, 2007 and 2006, see note 23 to the consolidated financial statements included in Item 15 of this Annual Report.

Domestic and International Sales and Long-Lived Assets

For a presentation of domestic and international sales and long-lived assets as of and for the fiscal years ended January 31, 2009, 2008, 2007 and 2006, see note 23 to the consolidated financial statements included in Item 15 of this Annual Report. Our international operations are subject to certain risks. For a description of risks attendant to our foreign operations, see Item 1A, “Risk Factors—Risks Related to International Operations.”

Export Regulations

Our subsidiaries are subject to applicable export control regulations in countries from which they export goods and services, including the United States and Israel. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. If the controls of a particular country apply, the level of control generally depends on the nature of the goods and services in question. Certain countries, including the United States and Israel, have also imposed controls on products that contain encryption functionality, which covers many of Verint’s software products. Where controls apply, the export of our subsidiaries’ products generally requires an export license or authorization (either on a per-product or per-transaction basis) or that the transaction qualify for a license exception or the equivalent, and may also be subject to corresponding reporting requirements.

Operations in Israel

A substantial portion of our subsidiaries’ research and development, manufacturing and other operations are located in Israel and, accordingly, may be affected by economic, political and military conditions in that country. Our subsidiaries benefit from certain trade agreements and arrangements providing for reduced or duty-free tariffs for certain exports from Israel. Our subsidiaries’ business is dependent to some extent on trading relationships between Israel and other countries. Certain of our subsidiaries’ products incorporate imported components into Israel and most of our products are sold outside of Israel. Our subsidiaries could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. In addition, many of our subsidiaries’ Israeli employees in Israel are required to perform annual mandatory military service in Israel, and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon our operations.

Our subsidiaries benefit from various policies of the Government of Israel, including reduced taxation and special subsidy programs, such as those administered by the OCS. For a more detailed discussion of the terms of these programs, see “—Comverse Technology, Inc. and Subsidiaries—Research and Development.”

Our subsidiaries’ results of operations have been favorably affected by participation in Israeli government programs related to research and development, as well as utilization of certain tax incentives and other incentives available under applicable Israeli laws and regulations, some of which have been reduced, discontinued or otherwise modified in recent years. In addition, our subsidiaries’ ability to obtain benefits under various discretionary funding programs has declined and may continue to decline. Our subsidiaries’ results of operations could be adversely affected if these programs were further reduced or eliminated and not replaced with equivalent programs or if our subsidiaries’ ability to participate in these programs were to be further reduced significantly.

Environmental Regulations

Our subsidiaries operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, labor and health and safety matters. Management believes that our business is operated in material compliance with all such regulations. To date, the cost to us of such compliance has not had a material impact on our subsidiaries business, financial condition or results of operations. However, violations may occur in the future as a result of human error, equipment failure or other causes. Further, we cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by us and could have a material impact on our business, financial condition and results of operations.

Employees

At January 31, 2009, we employed approximately 6,900 individuals. Approximately 31%, 40%, and 29% of our employees are located in the United States, Israel and other regions, including Europe and APAC, respectively.

Our U.S. employees are not covered by collective bargaining agreements. Employees based in certain countries in Europe, including France, Italy and Spain and in the Americas, including Brazil, are covered by collective bargaining agreements. These collective agreements typically cover work hour, working conditions, disability, vacation, severance and other employment terms.

We are not a party to any collective bargaining or other agreement with any labor organization in Israel. However, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (including the Manufacturers’ Association of Israel) are applicable to our Israeli employees by virtue of an expansion order of the Israeli Ministry of Industry, Trade and Labor. Under Israeli law, we are required to maintain employee benefit plans for the benefit of our employees (referred to as the employee benefit plans). Each month, both we and our employees contribute sums to the employee benefit plans. The employee benefit plans provide a combination of savings plan, insurance and severance pay benefits to participating employees. Some of the sums we contribute monthly to the employee benefit plans are used to satisfy in part severance pay to which the employees may be entitled under Israeli law. Under Israeli law, we are obligated to make severance payments to employees of our Israeli subsidiaries on the basis of each individual’s current salary and length of employment. Under Israel’s Severance Pay Law, employees are entitled to one month’s salary for each year of employment or a portion thereof. Israeli employees are required to make, and employers are required to pay and withhold, certain payments to the National Insurance Institute (similar, to some extent, to the United States Social Security Administration), on account of social security and health tax payments, in respect of national health insurance and social security benefits.

We consider our relationship with our employees to be good.

ITEM 1A.	RISK FACTORS

Investing in CTI’s common stock involves a high degree of risk. Investors should carefully consider the risks described below, which represent some of the more critical risk factors that affect us. These factors could materially and adversely affect our business, financial condition or results of operations. Additional risks that are not presently known may also result in such adverse effects.

Risks Concerning Special Committee Investigations,

CTI’s Efforts to Become Current in Its Periodic Reporting,

Litigation and Related Matters

CTI is in violation of a final judgment and court order that mandated that it become current in its periodic reporting obligations under the federal securities laws by February 8, 2010. After CTI becomes current in such periodic reporting obligations, it will also be in violation of such judgment and court order if, in the future, it does not file its periodic reports in a timely manner. Violations of the final judgment and court order may result in significant sanctions.

CTI is not yet current in its periodic reporting obligations under the federal securities laws. In June 2009, CTI entered into a civil settlement with the SEC over allegations regarding the improper backdating of stock options and other accounting practices, including the improper establishment, maintenance and release of reserves, the reclassification of certain expenses, and the calculation of backlog of sales orders. Without admitting or denying the allegations in the SEC’s complaint, CTI consented to the issuance of a final judgment. The final judgment enjoins CTI from future violations of the federal securities laws and ordered it to be in compliance with its obligations to file periodic reports with the SEC by no later than February 8, 2010. In order to avoid violations of the final judgment and court order, CTI intended to file with the SEC this Annual Report and also the Quarterly Reports on Form 10-Q for the first three quarters of the fiscal year ended January 31, 2010 by such date. CTI, however, was unable to file this Annual Report by February 8, 2010 and such quarterly reports have not yet been filed. CTI intends to file, as soon as practicable, its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and the Quarterly Reports on Form 10-Q as may be required for it to become current in its periodic reporting obligations under the federal securities laws.

Consequently, CTI is and continues to be in violation of the final judgment and court order. In addition, if CTI becomes current in its periodic reporting obligations under the federal securities laws in the future, but subsequently does not file its periodic reports in a timely manner, it will be in violation of the final judgment and court order. Violations of the final judgment and court order may subject CTI to significant sanctions, including fines and penalties against CTI or its officers and directors for violation of the court’s directive.

As a result of CTI’s inability to become current in its periodic reporting obligations in accordance with the final judgment and court order by February 8, 2010, the SEC instituted an administrative proceeding pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock and the Administrative Law Judge in such proceeding issued an initial decision to revoke the registration of CTI’s common stock. Although the SEC has granted review of the Administrative Law Judge’ initial decision to revoke the registration of CTI’s common stock, the outcome of such review may be adverse to CTI, and may result in the revocation of the registration of CTI’s common stock.

As a result of its inability to become current in its periodic reporting obligations in accordance with the final judgment and court order by February 8, 2010, CTI received a “Wells Notice” from the staff of the SEC on February 4, 2010. The “Wells Notice” provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding against CTI to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI’s securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a Wells Notice have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock because CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge in the Section 12(j) administrative proceeding issued an initial decision to revoke the registration of CTI’s common stock. The initial decision does not become effective until the SEC issues a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which CTI filed a brief in support of its petition for review on September 16, 2010. A brief in opposition is required to be filed by the SEC by October 18, 2010 and any reply brief by CTI is required to be filed by November 1, 2010. Following any adverse determination by the SEC, if issued, CTI would have the ability to file with the SEC a motion for reconsideration of the final order and a motion to stay the final order pending judicial review, and to appeal the final order to the Court of Appeals. Although the SEC has granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, CTI cannot at this time predict the outcome of such review or any appeal therefrom. If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

Although CTI continues to make progress towards completion of its periodic reports and intends to vigorously defend against the possible suspension or revocation of the registration of its common stock, if a final order is issued by the SEC to suspend or revoke the registration of CTI’s common stock, brokers, dealers and other market participants would be prohibited from buying, selling, making market in, publishing quotations of or otherwise effecting transactions with respect to such common stock until, in the case of suspension, the lifting of such suspension, or, in the case of a revocation, CTI files a new registration statement with the SEC under the Exchange Act and that registration statement is declared effective. As a result, public trading of CTI’s common stock would cease and investors would find it extraordinarily difficult to acquire or dispose of CTI’s common stock or obtain accurate quotations of CTI’s common stock, which could result in a significant decline in the value of CTI’s stock. In addition, CTI’s business may be adversely impacted, including, without limitation, an adverse impact on CTI’s ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives.

CTI faces challenges in producing accurate financial statements and periodic reports as required on a timely basis.

Changes to organization and processes

As a result of the circumstances giving rise to the Special Committee investigations, management’s evaluation of the application of U.S. GAAP in connection with recognition of revenue, including the assessment of VSOE of fair value, and the Audit Committee’s internal investigation, CTI has made changes to its finance organization, adopted new accounting policies, and enhanced many aspects of its revenue recognition and other accounting procedures and internal control over financial reporting. CTI, however, is still in the process of assimilating these complex and pervasive changes, continues to have material weaknesses in internal control over financial reporting and, as a result, cannot assure you that CTI will not experience additional delays with respect to the preparation of its financial statements and its periodic reports in the future.

In addition, CTI has engaged outside accounting consulting firms and other external consultants to assist its finance organization in completing the restatement of its historical financial statements, and preparing this Annual Report and other periodic reports. CTI has hired and intends to continue to hire experienced finance personnel with a view toward diminishing and then discontinuing the use of external consultants to assist in the preparation of financial statements and the timely filing of periodic reports with the SEC. Replacing these consultants with new employees may result in the loss of important institutional knowledge or otherwise create transitional issues that could delay the preparation of financial statements and periodic reports.

Potential for future errors in the application of accounting rules and pronouncements.

The completion of the audits for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 involved many months of review and analyses, including highly technical analyses of contracts and business practices, equity-based compensation instruments, tax accounting, and the proper application of SOP 97-2, Software Revenue Recognition, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other accounting rules and pronouncements. Given the complexity and scope of this process, and despite the very extensive time, effort, and expense that went into it, additional accounting errors may in the future come to light in these or other areas that may result in future restatements.

Potential inability to adapt to new interpretations of applicable accounting rules and pronouncements.

The relevant accounting rules and pronouncements that were the focus of the restatement and audit are subject to ongoing interpretation by the Financial Accounting Standards Board (or the FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret accounting principles. In addition, the accounting profession continues to assess these accounting rules and pronouncements with the objective of providing additional guidance on potential interpretations. In September 2009, the FASB ratified the consensuses reached by the Emerging Issues Task Force (or the EITF) regarding EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (previously titled Revenue Recognition for a Single Unit of Accounting), and EITF Issue No. 09-3, Certain Revenue Arrangements that Include Software Elements, which together will have a material impact on our revenue recognition policies. Changes in the interpretations of these rules and pronouncements could lead to unanticipated changes in our current accounting practices, and CTI or its subsidiaries may be unable to timely adapt to these unanticipated changes, which may result in errors in our consolidated financial statements or delays in the filing of periodic reports containing such financial statements.

CTI’s dependence upon Verint, Ulticom and Starhome to provide CTI with necessary financial information in a timely manner.

Verint Systems and Ulticom, Inc., CTI’s consolidated majority-owned subsidiaries, faced significant challenges, similar to CTI’s, in producing accurate financial statements and periodic reports as required on a timely basis. In addition, these subsidiaries have identified material weaknesses in their internal controls over financial reporting which could adversely affect their ability to report their financial results, accurately, timely or both. The financial results of Verint, Ulticom and Starhome are included in our consolidated financial statements and periodic reports. If either Verint Systems, Ulticom, Inc. or Starhome is unable to provide CTI with the necessary accurate financial information in a timely manner, CTI will be unable to file its periodic reports when due.

CTI’s management has concluded that, as of January 31, 2009, CTI’s disclosure controls and procedures were not effective resulting in CTI’s inability to timely file its periodic reports under the federal securities laws due to material weaknesses in internal control over financial reporting.

CTI’s management concluded that, as of January 31, 2009, its disclosure controls and procedures were not effective resulting in CTI’s inability to file its periodic reports under the federal securities laws in a timely manner due to material weaknesses in its internal control over financial reporting that were discovered as a result of facts and circumstances surrounding the Special Committee investigations and management’s revenue recognition evaluation.

CTI has adopted, and is in the process of implementing, certain remedial measures to address these material weaknesses. CTI may not be able to successfully complete the implementation of these remedial measures. See Item 9A, “Controls and Procedures.” In addition, even if these measures are successfully implemented, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional material weaknesses in CTI’s internal control over financial reporting may be identified in the future.

Consequently, CTI’s disclosure controls and procedures may not have detected and may not in the future detect all material errors or fraud. Failure to detect any material errors or fraud in a timely manner may require CTI to amend previously filed periodic reports and may materially adversely affect CTI and its ability to file periodic reports in a timely manner.

In addition, the inadequacy of CTI’s internal controls creates an environment that hinders the ability to prepare tax returns in a timely manner and may impact the amounts that we may owe taxing jurisdictions in the U.S. and non-U.S. jurisdictions. We may be subject to material penalties and interest as a result of audits from these taxing jurisdictions.

The SEC and the DOJ might pursue civil and/or criminal actions against CTI relating to certain alleged improper payments made by certain Comverse employees and sales agents in foreign jurisdictions in connection with the sale of certain products, which could subject it to significant civil and/or criminal penalties and other sanctions.

On March 16, 2009, CTI disclosed that the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments made from 2001 through 2007 by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. Such alleged payments would have been made in contravention of stated policies, and certain of these payments may have been in violation of the FCPA or other laws of the United States or other countries. The Audit Committee found that the conduct at issue did not involve CTI’s current executive officers. When the Audit Committee commenced the investigation, CTI voluntarily disclosed to the SEC and the DOJ these facts and advised that the Audit Committee had initiated an internal investigation and that the Audit Committee would provide the results of its investigation to the agencies. On April 27, 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. The Audit Committee is providing information to, and cooperating fully with, the SEC and the DOJ with respect to its findings of the internal investigation of the alleged improper payments and the existing and prior arrangements with agents. In connection therewith, the SEC and the DOJ may pursue civil and/or criminal actions against CTI that could subject it to significant civil and/or criminal penalties and other sanctions that could have a material adverse effect on our financial condition and results of operations.

Efforts by each of CTI and Verint Systems to become current in its periodic reporting obligations have required diversion of its management’s attention from business operations, led to concerns on the part of customers, partners, investors and employees about the financial condition of CTI and Comverse and potential loss of business opportunities and resulted in the incurrence of substantial expenses.

During the fiscal years covered by this Annual Report, the managements of CTI and Verint Systems, including their finance and accounting staffs, have devoted and, in the case of CTI, continue to devote substantial time, effort and resources to their efforts to become current in their periodic reporting obligations or maintain their compliance with these requirements, in addition to performing their day-to-day duties. These efforts and the exigent circumstances have diverted, and, in the case of CTI, which is not yet current in its periodic reporting obligations, may continue to divert, managements’ attention away from our business. In addition, the delay in the completion of CTI’s periodic reports and the financial condition of CTI and Comverse have caused significant concerns on the part of customers, partners, investors and employees and may have resulted in the loss of potential business opportunities.

In addition, to assist their respective finance and accounting teams, each of CTI and Verint Systems engaged outside accounting consulting firms and other external consultants to assist in the preparation of financial statements and periodic reports and has incurred and, in the case of CTI, continues to incur substantial expenses for their services, in addition to incurring substantial expenses for external legal, tax and other professional services.

The staff of the SEC may review the periodic reports of CTI, Verint Systems and Ulticom, Inc. and may request amendments of financial information or other disclosures.

Following its review of periodic reports (including, but not limited to, this Annual Report) filed with the SEC, the staff of the SEC may request that CTI, Verint Systems or Ulticom, Inc. make additional changes to their reporting of financial information contained in such periodic reports, potentially requiring amendments to their financial information or other disclosure. Because CTI consolidates Verint’s and Ulticom’s financial results with its consolidated financial statements, changes in the reporting of Verint’s or Ulticom’s financial information could require CTI to amend its consolidated financial information or other disclosure.

Any further amendments to the consolidated financial information of CTI, Verint or Ulticom, among other things:

•	would distract management’s attention from our business and operations;

•

may require CTI, Verint Systems or Ulticom, Inc., as applicable, to suspend the exercise of options by employees until it becomes current again in its periodic reporting obligations under the federal securities laws;

•	would result in incurring substantial additional professional expenses;

•	may adversely affect CTI’s, Verint Systems’ or Ulticom, Inc.’s reputation, credibility with customers and investors and their ability to raise capital in the capital markets; and

•

may subject CTI, Verint Systems or Ulticom, Inc., as applicable, to the risk of additional litigation and regulatory investigations and actions, including, in the case of each of CTI, Verint Systems and Ulticom, Inc., for violating a final judgment and court order enjoining future violations of the federal securities laws.

If CTI ceases to maintain a majority ownership of Verint Systems’ outstanding equity securities, it may be required to no longer consolidate Verint’s financial statements within its consolidated financial statements. In such event, the presentation of CTI’s consolidated financial statements would be materially different from the presentation for the fiscal years covered by this Annual Report.

CTI currently owns a majority of Verint Systems’ outstanding shares of common stock. Due to its majority ownership, CTI currently designates a majority of the directors serving on Verint Systems’ board of directors as permitted by NASDAQ rules that exempt “a controlled company,” such as Verint Systems, from a requirement that it maintain a board of directors comprised of a majority of independent directors.

There can be no assurance that CTI will maintain its majority ownership or the majority voting power of Verint Systems. CTI may elect to sell a portion of its shares of Verint Systems’ common stock or preferred stock to execute its business strategy. If CTI ceases to own more than 50% of the voting power for the election of Verint Systems’ directors, Verint Systems could no longer rely on the “controlled company” exemption and would be required to meet NASDAQ’s rules mandating that a majority of its board of directors be comprised of independent directors. As a result, CTI may be required to no longer consolidate Verint’s financial statements within its consolidated financial statements. In such event, the presentation of CTI’s consolidated financial statements would be materially different from the presentation for the fiscal years covered by this Annual Report.

Risks Related to our Businesses and our Industries

The financial results disclosed in this Annual Report relate to the fiscal years ended on or before January 31, 2009 and do not reflect the material and adverse effect of certain subsequent events.

The financial results disclosed in this Annual Report relate to the fiscal years ended on or before January 31, 2009. We expect that our financial performance for fiscal periods subsequent to the fiscal year ended January 31, 2009 will be materially and adversely affected by certain events. For more information regarding events subsequent to January 31, 2009 not reflected in this Annual Report that may have a material and adverse effect, see the section entitled “Cautionary Note Regarding Financial Performance in Subsequent Fiscal Periods” preceding “Explanatory Note” immediately preceding Item 1 of this Annual Report, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Subsequent Events Impacting Consolidated Capital Resources,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Subsequent Events” and note 27 to the consolidated financial statements included in Item 15 of this Annual Report.

Accordingly, we caution investors that our financial results disclosed in this Annual Report are not indicative of our expected performance in the fiscal year ended January 31, 2010 or any subsequent fiscal period or of our future performance.

Comverse and CTI are exposed to credit and liquidity risk.

Our current ability to meet our obligations and fund our capital requirements is dependent primarily on our future financial performance, cash and cash equivalents, cash flows from operations, amounts available for borrowing under existing lines of credit, sale of investments and certain assets and dividends from subsidiaries. During the fiscal year ended January 31, 2010 and the interim period ended July 31, 2010, our Comverse segment experienced operating losses and significant negative cash flows from operations. In addition, we continued to make significant cash disbursements, including payment of professional fees in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and to remediate material weaknesses in internal control over financial reporting, payment of certain amounts due in respect of the settlement of a securities class action and restructuring and other payments, including a workforce reduction at Comverse.

In addition, due to CTI’s inability to provide current audited financial statements, access to external sources of liquidity have been severely constrained and certain third party financial arrangements, including the placement of bank guarantees and other credit-related instruments, have required Comverse to post collateral in respect of a portion of or all amounts subject to such arrangements, typically in cash. Comverse’s ability to access such cash balances is typically restricted for the duration of the underlying arrangements. Certain other commercial arrangements, including property leases, require compensating cash balances as security, but these arrangements are not considered to be material.

In an effort to improve our cash position we commenced certain initiatives. As part of these initiatives, we intend to commence a plan to restructure the operations of Comverse with a view toward aligning operating costs and expenses with anticipated revenue, which is expected to result in significant operating cost reductions. Comverse is also evaluating other initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets, including strategic options for, or potential wind down of, its Netcentrex business. In addition, CTI is evaluating secured financing alternatives, including the issuance of securities or loans which may be secured by all or a portion of the assets of CTI and Comverse, and is pursuing the sale of certain assets, including the potential sale of up to 2.8 million shares of Verint Systems’ common stock. If CTI is unable to complete one or more of these initiatives, notwithstanding the substantial assets of CTI and Comverse and management’s forecast that the aggregate cash, cash equivalents, short-term investments and bank time deposits of CTI and Comverse are expected to be approximately $100.0 million by the end of the fiscal quarter ending April 30, 2011 (including estimated restricted cash of approximately $60.0 million), management’s forecast for the fiscal year ending January 31, 2012 reflects a potential shortfall of approximately $50.0 million in the cash required to support the working capital needs of the Comverse business during such fiscal quarter. CTI does not anticipate that such shortfall will materially increase through the remainder of the fiscal year ending January 31, 2012. This forecast is based on a number of assumptions believed by management to be reasonable. For a discussion of these assumptions, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Developments—Financial Condition of CTI and Comverse.” However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in this Item 1A, “Risk Factors” materialize, the shortfall in unrestricted cash required to support working capital needs may vary materially from the amount forecasted.

We believe that the Comverse segment will continue to generate negative cash flows from operations in the near term, and we cannot assure you that CTI or Comverse will be able to sell investments and assets or that future borrowings will be available to either CTI or Comverse on favorable terms or at all to meet CTI’s and the Comverse segment’s liquidity needs. If the initiatives to increase our liquidity and capital resources fail to satisfy CTI’s and the Comverse segment’s working capital needs, Comverse’s business and operations could be materially adversely affected and we may need to seek new borrowings, asset sales or issuance of equity securities on disadvantageous terms.

In May 2007, Verint entered into a credit agreement relating to a credit facility consisting of a term loan and a revolving credit facility in order to fund a portion of the purchase price of its acquisition of Witness. The credit agreement contains customary affirmative and negative covenants, including limitations on Verint Systems’ ability to pay cash dividends and effect distributions to its stockholders, including CTI. In addition, the ability of CTI’s Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid, or loans extended, by Israeli subsidiaries are subject to taxes. For a more detailed discussion, see “—Risks Related to Operations in Israel—The ability of CTI’s Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid and loans extended by Israeli subsidiaries may be subject to taxes.”

As of July 31, 2010 and January 31, 2009, CTI had $133.5 million and $236.5 million in aggregate principal amount of ARS, respectively, which, after impairment charges, were carried at a fair value of $69.3 million and $120.3 million, respectively. As part of the settlement agreement of the consolidated shareholder class action, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than $51.6 million in aggregate principal amount of ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full.

From February 1, 2009 through July 31, 2010, $103.0 million aggregate principal amount of ARS with a recorded value of $66.9 million were redeemed for proceeds of $80.9 million. If, however, the global credit markets do not improve or deteriorate, broker-dealers do not renew their support of auctions for ARS, future auctions fail or the financial institution does not satisfy its obligations to purchase certain of CTI’s ARS, the liquidity and market value of CTI’s ARS portfolio may be adversely impacted and CTI may be required in the future to record additional impairment charges on these securities. CTI may similarly be required to record impairment charges if, among other events, the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause CTI to lose part or all of its investment in these securities. Any of these events could have a material adverse effect on our financial condition, including our liquidity, and our results of operations.

As a result of the decline in the global economy, information technology spending has been reduced, including for our subsidiaries’ products and services.

As a global company with a presence in many countries throughout the world, our sales and profitability are impacted by general economic conditions, both in the United States and internationally. The decline in the global economy has been marked by, among other adverse factors, weakening of consumer and corporate confidence, decreased business investment and consumer spending, increased unemployment, reduced income and asset values in many areas, currency volatility and more limited availability of credit and access to capital.

Primarily through Comverse, we derive a substantial portion of our revenue from communication service providers. As a result of the decline in the global economy, many of Comverse’s customers have experienced significant declines in revenues and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of Comverse’s customers have implemented cost cutting measures, including more closely monitoring their operating expenses and capital investment budgets. This resulted and may continue to result in reduced demand for Comverse’s products, services and solutions, longer customer purchasing decisions and price pressures that can adversely affect our revenue and profitability. More specifically, such adverse market conditions have had and could continue to have a negative impact on Comverse’s business by reducing the number of contracts it is able to sign with new customers and the size of initial spending commitments, as well as decreasing the level of discretionary spending under contracts with existing customers. In addition, a slowdown in buying decisions of communication service providers may affect Comverse’s business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for extended payment terms, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

In addition, declines in information technology spending have affected the market for Verint’s products, especially in industries that are or have experienced significant cost cutting, such as financial services.

The adverse conditions in credit and capital markets have also had an adverse impact on customers’ ability to raise capital, which may impact their willingness to purchase our subsidiaries’ products, services and solutions or their ability to satisfy their current contractual obligations with our subsidiaries. This, in turn, may also decrease demand for our subsidiaries’ products, services and solutions or may result in requests for extended payment terms, credit losses or failures.

Accordingly, the adverse economic conditions affecting current and potential customers have had and will likely continue to have a material adverse effect on our business, including our revenues, profitability and cash flows.

The failure of CTI to be current in its periodic reporting obligations under the federal securities laws and the continuing negative effects of the global economic decline may materially and adversely affect CTI’s ability to obtain new debt or equity financing or engage in business combinations.

The failure of CTI to be current in its periodic reporting obligations under the federal securities laws limits its access to the capital markets and limits its ability to engage in business combinations. In addition, the continuing effects of the global economic decline have resulted in, among other things, significant reductions in available capital and liquidity from banks and other providers of credit and increased volatility in the capital markets. These factors impact CTI’s ability to obtain additional debt financing, if necessary, on commercially reasonable terms, or at all, or to raise additional capital. If CTI fails to obtain suitable financing or raise capital, when needed, or is unable to engage in business combinations, CTI’s ability to expand the businesses of its subsidiaries and meet competitive challenges may be materially and adversely affected.

Adverse conditions in the telecommunications industry have harmed and may continue to harm Comverse’s business, including its revenues, profitability and cash flows.

Comverse has experienced certain adverse conditions in the telecommunications industry, including the emergence of new, lower-cost competitors from emerging markets, the proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, the maturation of wireless services, particularly as it relates to voice-based services such as voicemail, the commoditization of some voice and SMS text message services, the increased dependence for growth on emerging markets with a lower average revenue per user and changes in the regulatory environment at times. These conditions have had, and could continue to have, a material adverse effect on our business, including our revenues, profitability and cash flows.

Our subsidiaries’ operate in industries characterized by rapidly changing technology, and our success depends on our subsidiaries’ ability to enhance their existing products and develop and market new products.

The software and high technology industry is subject to rapid change. The introduction of new technologies and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of our subsidiaries. Our subsidiaries have executed strategies to capitalize on growth opportunities in new and emerging products and technologies to offset such pressures. While certain of these new products and technologies have proven to initially be successful, it is unclear whether they will be widely adopted by our subsidiaries’ customers and potential customers. Any increases in revenue from these new products and technologies may not, however, exceed any declines in revenue our subsidiaries may experience from the sale of traditional products and technologies and our revenue and profitability may be adversely affected.

Our success depends on our subsidiaries’ ability to correctly anticipate technological trends, to react quickly and effectively to such trends and to enhance their existing products accordingly. Our success also depends, in part, on the development and introduction by our subsidiaries of new products on a timely and cost-effective basis, the acceptance of these new products by customers and consumers, and the corresponding risks associated with the development, marketing and adoption of these new products. As a result, the life cycle of our subsidiaries’ products is difficult to estimate. New product offerings may not enter the market in a timely manner for their acceptance or may not properly integrate into existing platforms. The failure of new product offerings to be accepted by the market could have a material adverse effect on our business. Our revenues and profitability may be adversely affected in the event that our subsidiaries’ customers reduce their actual and planned expenditures to expand or replace equipment or if they delay and reduce the deployment of new products.

Changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. Discontinuing a business unit or a product line may require us to record accrued liabilities for restructuring charges. These strategic decisions could result in changes to determinations regarding a product’s useful life and the recoverability of the carrying basis of certain assets.

Our subsidiaries have made and continue to make significant investments in the areas of sales, marketing and research and development. Our subsidiaries’ ongoing research and development activities include significant investment in the development of additional features and functionality for their existing and new product offerings. The success of these initiatives depends upon, among other things, the emergence of a market for these types of products and their acceptance by existing and new customers. Our business may be adversely affected by our subsidiaries’ failure to correctly anticipate the market demand for certain products or services, and changes in the evolution of market opportunities. If a sufficient market does not emerge for new or enhanced product offerings developed by our subsidiaries, if they are late in introducing new product offerings, or if they are not successful in marketing these products, our business could be adversely affected and our investment in those products may be lost.

Our subsidiaries must often establish and demonstrate the benefits of new and innovative products to customers.

Many of our subsidiaries’ new and innovative products are complex. In many cases, it is necessary for our subsidiaries to educate existing and potential customers about the benefits and value of such new and innovative products, with no assurance that the customer will ultimately purchase them. The need to educate the customer increases the difficulty and time necessary to complete transactions, makes it more difficult to efficiently deploy limited resources, and creates risk that they will have invested in an opportunity that ultimately does not come to fruition. If our subsidiaries are unable to establish and demonstrate to customers the benefits and value of their new and innovative products and convert these efforts into sales, our business, including our revenues, profitability and cash flows, will be adversely affected.

Our subsidiaries are exposed to risks associated with the sale of large systems and large installations.

Our subsidiaries have historically derived a significant portion of their sales and operating profit from contracts for large system installations with major customers. Our subsidiaries continue to emphasize large capacity systems in our product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and their ability to obtain particular contracts is inherently difficult to predict. The timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. As a result, our future operating results may accordingly exhibit a high degree of volatility and may vary significantly from period to period. The degree of our subsidiaries’ dependence on large system orders, and the investment required to enable them to perform such orders, without assurance of continuing order flow from the same customers, increases the risk associated with their business. Furthermore, if our subsidiaries’ professional services employees do not provide installation services effectively and efficiently, their customers may not use their installation services or may stop using their software. This could adversely impact our revenue and harm our reputation. Because a significant proportion of our subsidiaries’ sales of these large system installations occur in the late stages of a quarter, a delay, cancellation or other factor resulting in the postponement or cancellation of such sales may cause us to miss our financial projections, which may not be discernable until the end of a financial reporting period.

Operating results are difficult to predict as a result of lengthy and variable sales cycles, focus on large customers and installations, short delivery windows required by customers, and high percentage of revenues typically generated late in the fiscal quarter.

It is difficult for us to forecast the timing of revenues from product sales because our subsidiaries’ customers often need a significant amount of time to evaluate products before purchasing them and, in the case of governmental customers, sales are dependent on budgetary and other bureaucratic processes. The period between initial customer contact and a purchase by a customer may vary from a few months to more than a year. During the evaluation period, customers may defer or scale down proposed orders of products for various reasons, including:

•	changes in budgets and purchasing priorities;

•	reduced need to upgrade existing systems;

•	deferrals in anticipation of enhancements or new products;

•	introduction of products by competitors; and

•	lower prices offered by competitors.

Our subsidiaries’ ability to realize anticipated gross margins on transactions is limited. Our subsidiaries submit bids to their customers based on information known to them at the time of bid submission. Therefore, anticipated gross margins may be adversely affected by events occurring after a bid is submitted that effect our subsidiaries’ pricing and cost structure, including increases in material and labor costs, product obsolescence, price competition, changes in distribution channels and mix of products sold or adverse currency fluctuations.

Our subsidiaries have many significant customers and frequently receive multi-million dollar orders. The deferral or loss of one or more significant orders or customers or a delay in an expected implementation of such an order could materially and adversely affect our results of operations in any fiscal period, particularly if there are significant sales and marketing expenses associated with the deferred, lost or delayed sales.

A high percentage of our subsidiaries’ revenues has typically been generated late in the fiscal quarter. This trend has been amplified with Verint’s acquisition of Witness’ business, which historically has had a greater percentage of its business generated late in the fiscal quarter. In addition, a high percentage of our subsidiaries’ quarterly revenues has been generated in the form of “book-ship” business, where the customer places an order close to, or even on the day of, the requested delivery date. The trend of shorter periods between order date and delivery date, along with this trend of business generated late in the fiscal quarter, has further complicated the process of accurately predicting our revenues or making sales forecasts on a quarterly basis.

Our subsidiaries base their current and future expense levels on internal operating plans and sales forecasts, and operating costs are, to a large extent, fixed. As a result, our subsidiaries may not be able to sufficiently reduce their operating costs in any period to compensate for an unexpected near-term shortfall in revenues.

Our subsidiaries may incur significant costs to correct undetected defects, errors or operational problems in their complex products.

Our subsidiaries’ products are complex and involve sophisticated technology that performs critical functions to highly demanding standards. Our subsidiaries’ existing and future products may develop operational problems and they may incur fees and penalties in connection with such problems. In addition, when our subsidiaries introduce products to the market or as they release new versions of existing products, the products may contain undetected defects or errors. Our subsidiaries may not discover such defects, errors or other operational problems until after products have been released and used by the customer. Our subsidiaries may incur significant costs to correct undetected defects, errors or operational problems in our products, including product liability claims. In addition, defects or errors in products also may result in questions regarding the integrity of the products, which could cause adverse publicity and impair their market acceptance, resulting in lost future sales.

If our subsidiaries’ products fail to function as promised, we may be subject to claims for substantial damages. Courts may not enforce provisions in contracts that would limit our subsidiaries’

liabilities or otherwise protect them from liability for damages. Although our subsidiaries’ maintain general liability insurance coverage, including coverage for errors or omissions, this coverage may not continue to be available on reasonable terms or in sufficient amounts to cover claims against them. In addition, our subsidiaries’ insurers may disclaim coverage as to any future claim. If claims exceeding the available insurance coverage are successfully asserted against our subsidiaries, or their insurers impose premium increases, large deductibles or co-insurance requirements, our subsidiaries’ business, including their cash position and profitability, could be adversely affected.

Our subsidiaries depend on a limited number of suppliers and manufacturers for certain components and are exposed to the risk that these suppliers and manufacturers will not be able to fill their orders on a timely basis and at the specifications our subsidiaries require.

Our subsidiaries rely on a limited number of suppliers and manufacturers for specific components and third-party software and may not be able to find alternate manufacturers or third-party software providers that meet their requirements. Existing or alternative sources may not be available on favorable terms and conditions. Thus, if there is a shortage of supply for these components or third-party software, our subsidiaries may experience an interruption in their product supply. These risks may increase because of the current financial downturn and our suppliers’ limited ability to raise capital.

Comverse’s business can be seriously affected by changes in the competitive environment in the telecommunications industry worldwide.

The telecommunications industry continues to undergo significant changes as a result of deregulation and privatization worldwide, reduced restrictions on competition in the industry, growth of emerging markets and rapid and evolving technologies. The worldwide enhanced services industry is already highly competitive and we expect competition to intensify. We believe that existing competitors will continue to present substantial competition, which could result in Comverse reducing its prices to remain competitive, and that other companies, many with considerably greater financial, marketing and sales resources than Comverse may enter the enhanced services markets. In addition, because many of Comverse’s competitors are large, integrated suppliers, which also provide infrastructure, Comverse faces increased competitive pressure. Moreover, as Comverse enters new markets as a result of its own research and development efforts, acquisitions or changes in subscriber preferences, such as the proliferation of alternative messaging applications, in part, as an attractive substitute for voicemail usage, it is likely to encounter new competitors. In particular, Comverse faces increased pressure from the emergence of low-cost competitors in emerging markets, such as China. In addition, Comverse faces indirect competition from changing and evolving technology, which provides alternatives to its products and services. For example, the introduction of open access to web-based applications from wireless devices allows end users to utilize web-based services, such as Google, Yahoo or Hotmail, to access, among other things, instant messaging and electronic mail free of charge rather than using wireless carriers’ service offerings. This may reduce demand and the price of Comverse’s products and services, such as voicemail and SMS text messaging.

Comverse’s compliance with telecommunications regulations and standards may be time consuming, difficult and costly.

In order to maintain market acceptance, Comverse’s products must continue to meet a significant number of regulations and standards. In the United States, its products must comply with various regulations defined by the Federal Communications Commission (or the FCC) and Underwriters Laboratories, as well as standards developed by the Internet Engineering Task Force (or the IETF), the 3rd Generation Partnership Project (or the 3GPP) and other standards committees. Internationally, Comverse’s products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union (or the ITU). As these standards evolve and if new standards are implemented, Comverse will be required to modify its products or develop and support new versions of its products, and this may negatively affect the sales of its products and increase its costs. The failure of Comverse’s products to comply, or delays in compliance, with the various existing and evolving industry standards could prevent or delay introduction of Comverse’s products, which could harm its business.

Government regulatory policies are likely to continue to have an impact on the pricing of existing as well as new public network services and, therefore, are expected to affect demand for such services and the communications products, including Comverse’s products, which support these services. Tariff rates, the rates charged by service providers to their customers, whether determined by service providers or in response to regulatory directives, may affect the cost effectiveness of deploying and promoting certain public network services. Tariff policies are under continuous review and are subject to change. Future changes in tariffs by regulatory agencies or the application of tariff requirements to additional services could adversely affect the sales of Comverse’s products to certain customers.

There may be future changes in U.S. and international telecommunications regulations that could slow the expansion of the service providers’ network infrastructure and materially adversely affect Comverse’s business. User uncertainty regarding future policies may also affect demand for communications products, including Comverse’s products. In addition, the convergence of circuit and packet networks could be subject to governmental regulation. Currently, few laws or regulations apply to the Internet and to matters such as voice over the Internet. Regulatory initiatives in this area could decrease demand for Comverse’s products and increase the cost of its products, thereby adversely affecting Comverse’s business.

Recent limitations imposed by the Department of Telecommunications of the Government of India on the ability of Indian telecommunication service providers to purchase equipment and software from providers that are not Indian owned or controlled have substantially limited the ability of Comverse to conduct business in India. If these limitations persist, our revenue, profitability and cash flows will be materially adversely affected.

In recent years our subsidiaries generated a material portion of their revenue from customers in India. In recent months, the Department of Telecommunications of the Government of India (or the DoT) imposed certain limitations on the ability of Indian telecommunication service providers to purchase equipment and software from providers that are not Indian owned or controlled, such as Comverse. As part of these limitations, Indian telecommunication service providers are required to ensure stringent security standards in connection with the procurement of equipment or software from a non-Indian controlled provider. Since these limitations were imposed, the ability of Comverse to sell its customer solutions and products in India have been substantially limited. If these limitations persist and Indian telecommunication service providers are unable to obtain the necessary clearance from the DoT for Comverse, our revenue, profitability and cash flows will be materially adversely affected.

Failure or delay by Comverse to achieve interoperability of its products with the systems of its customers could impair its ability to sell its products.

In order to penetrate new target markets, it is important that Comverse ensures the interoperability of its products with the operations, administration, maintenance and provisioning systems used by its customers. Failure or delay in achieving such interoperability could impair Comverse’s ability to sell products to some segments of the communications market and would adversely affect its business, including its revenues, profitability and cash flows.

Increased competition could force our subsidiaries to lower their prices or take other actions to differentiate their products.

Our subsidiaries’ competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of our subsidiaries’ competitors have, in relation to our subsidiaries, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. New competitors, many of which are in emerging markets, continue to emerge and there continues to be consolidation among existing competitors, which may create pricing pressure and reduce our subsidiaries’ market shares. In addition, some of our subsidiaries’ customers may in the future decide to develop internally their own solutions instead of purchasing them from our subsidiaries. Increased competition could force our subsidiaries to lower their prices or take other actions to differentiate our products.

Many of our subsidiaries’ sales are made by competitive bid which often require them to expend significant resources with no guaranty of recoupment.

Many of our subsidiaries’ sales, particularly in larger installations, are made by competitive bid. Successfully competing in competitive bidding situations subjects our subsidiaries to risks associated with:

•	the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•	incurring research and development expenses to improve or refine products in advance of winning the bid; and

•	the substantial time, money, and effort, including design, development, and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to our subsidiaries.

If our subsidiaries do not ultimately win a bid, they may obtain little or no benefit from these expenditures and may not be able to recoup them on future projects.

Even where our subsidiaries are not involved in a competitive bidding process, due to the intense competition in our subsidiaries’ markets and increasing customer demand for shorter delivery periods, our subsidiaries must, in some cases, begin implementation of a project before the corresponding order has been finalized, increasing the risk that they will have to write off expenses associated with orders that do not come to fruition.

In addition, our subsidiaries sell certain products as components in large bids submitted by third parties, including systems integrators. These third parties may not be able to win these bids for reasons unrelated to our subsidiaries’ products. Accordingly, our subsidiaries may lose potential business, which may be significant, for reasons beyond their control.

If our subsidiaries are unable to maintain their relationships with value added resellers, systems integrators and other third parties that market and sell their products, our business and ability to grow could suffer.

A significant portion of our subsidiaries’ revenues is generated by sales made through strategic and technology partners, distributors, agents, value added resellers and systems integrators. Our subsidiaries’ business success depends to a significant extent on maintaining and adding to these sales channels. If our subsidiaries’ relationships with these sales channels deteriorate or terminate, they may lose important sales and marketing opportunities. In pursuing new partnerships and strategic alliances, subsidiaries must often compete for the opportunity with similar solution providers. In order to effectively compete for such opportunities, our subsidiaries must introduce products tailored not only to meet specific partner needs, but to also meet evolving customer and prospective customer needs, and including innovative features and functionality easy for partners to sell and install. Even if our subsidiaries are able to win such opportunities on terms they find acceptable, they may be unable to realize the benefits they anticipate. Our subsidiaries’ competitors often seek to establish exclusive relationships with these sales channels or, at a minimum, to become a preferred partner for these channels. Many of our subsidiaries’ channel partners also partner with our subsidiaries’ competitors and may even offer our subsidiaries’ products and those of competitors as alternatives when presenting bids to end customers.

In addition, if an original equipment manufacturer (or OEM) that is part of our subsidiaries’ indirect sales channel experiences technical difficulties, our subsidiaries’ product sales through that channel may be adversely affected. When our subsidiaries sell their software through an OEM, their software is embedded in the OEM’s offering, which is sometimes referred to as the “environment” for their software. When the OEM’s product uses our subsidiaries’ software, there is a risk that the “environment” will fail or that it will not be fully compatible with our subsidiaries’ product. If this happens, our subsidiaries’ software may not function properly and sales of both the OEM product, and consequently, our subsidiaries’ product, may suffer.

Third parties may infringe upon our subsidiaries’ proprietary technology and our subsidiaries may infringe on the intellectual property rights of others.

Our subsidiaries rely on a combination of patent, copyright, trade secret and trademark law and contractual non-disclosure and other provisions to protect their technology. These measures may not be sufficient to protect proprietary rights, and third parties may misappropriate our subsidiaries’ technologies and use for their own benefit. Also, most of these protections do not preclude competitors from independently developing products with functionality or features substantially equivalent or superior to our subsidiaries’ software. Any failure to protect our subsidiaries’ intellectual property could have a material adverse effect on our business.

While our subsidiaries regularly file patent applications, patents may not be issued on the basis of such applications and, if such patents are issued, they may not be sufficient to protect our subsidiaries’ technologies. In addition, any patents issued to our subsidiaries may be challenged, invalidated or circumvented. Despite our subsidiaries’ efforts to protect their intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use their products or technologies. Effectively policing the unauthorized use of our subsidiaries’ products is time-consuming and costly, and the steps taken by our subsidiaries may not prevent misappropriation of their technologies, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

If others claim that certain of our subsidiaries’ products infringe their intellectual property rights, our subsidiaries may be forced to seek expensive licenses, reengineer their products, engage in expensive and time-consuming litigation or stop marketing those products. Our subsidiaries have been party to patent litigations. Our subsidiaries attempt to avoid infringing known proprietary rights of third parties in their product development efforts. There are many issued patents as well as patent applications in the fields in which our subsidiaries are engaged. Because patent applications in the United States are not publicly disclosed until published or issued, applications may have been filed which relate to our subsidiaries’ software and products. If our subsidiaries were to discover that their products violated or potentially violated third-party proprietary rights, they might not be able to continue offering these products without obtaining licenses for those products or without substantial reengineering of the products. Any reengineering effort may not be successful and such licenses may not be available. Even if such licenses were available, they may not be offered to us on commercially reasonable terms.

Substantial litigation regarding intellectual property rights exists in technology related industries, and our subsidiaries’ products may be increasingly subject to third-party infringement claims as the number of competitors in their industry segments grows and the functionality of software products in different industry segments overlaps. In addition, our subsidiaries agreed to indemnify certain customers in certain situations should it be determined that our products infringe on the proprietary rights of third parties. Any third-party infringement claims could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product and service delays or may require our subsidiaries to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to our subsidiaries, if at all. A successful claim of infringement against our subsidiaries and their failure or inability to license the infringed or similar technology could have a material adverse effect on our business, including revenues, profitability and cash flows.

Use of free or open source software could expose our subsidiaries’ products to unintended restrictions and could materially adversely affect our business.

Some of our subsidiaries’ products contain free or open source software, referred to collectively as “open source software,” and we anticipate our subsidiaries will make additional use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the open source software generally provide no warranties on such software. Although our subsidiaries endeavor to monitor the use of open source software in their product development, past, present or future products may contain open source elements which impose unfavorable licensing restrictions or other requirements on their products.

Certain contractual obligations could expose our subsidiaries to uncapped liabilities.

Certain contract provisions, principally confidentiality and indemnification obligations in certain of our subsidiaries’ license agreements, could expose them to risks of loss that, in some cases, are not limited by contract to a specified maximum amount. Even where our subsidiaries are able to negotiate limitation of liability provisions, these provisions may not always be enforced depending on the facts and circumstances of the case at hand. If our subsidiaries or their products fail to perform to the standards required by their contracts, they could be subject to uncapped liability for which they may or may not have adequate insurance and our business, financial condition and results of operations, including cash position and profitability, could be materially adversely affected.

We have pursued and may continue to pursue mergers and acquisitions and strategic investments that present risks and may not be successful.

We have made acquisitions in the past and continue to examine opportunities for growth through mergers and acquisitions. Mergers and acquisitions entail a number of risks including:

•	the impact of assumption of known potential liabilities or unknown liabilities associated with the merged or acquired companies;

•	financing the acquisition through the use of cash reserves, the incurrence of debt or the issuance of equity securities, which may be dilutive to CTI’s existing shareholders;

•	the difficulty of assimilating the operations, personnel and customers of the acquired companies into our subsidiaries’ operations and business;

•	the potential disruption of our subsidiaries’ ongoing business and distraction of management;

•	the difficulty of integrating acquired technology and rights into our subsidiaries’ services and unanticipated expenses related to such integration;

•	the difficulty of achieving the anticipated synergies from the combined businesses, including marketing, product integration, sales and distribution, product development and other synergies;

•	the failure to successfully develop acquired technology, resulting in the impairment of amounts capitalized as intangible assets at the date of the acquisition;

•	the potential for patent, trademark and other intellectual property infringement claims against the acquired company;

•	the impairment of relationships with customers and partners of the acquired companies or our subsidiaries’ customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with employees of the acquired companies or our subsidiaries’ employees as a result of integration of new management personnel;

•

the difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems into existing administrative, financial and managerial controls, reporting systems and procedures, particularly in the case of large acquisitions, such as Verint Systems’ acquisition of Witness in 2007;

•	the need to implement required controls, procedures and policies at private companies which, prior to acquisition, lacked such controls, procedures and policies;

•

in the case of foreign acquisitions, uncertainty regarding the impact of foreign laws and regulations, currency risks and the particular economic, political and regulatory risks associated with specific countries and the difficulty integrating operations and systems as a result of language, cultural, systems and operational differences;

•	the potential inheritance of the acquired companies’ past financial statements with their associated risks; and

•	the potential need to write-down impaired goodwill associated with any such transaction in subsequent periods, resulting in charges to operations.

Our subsidiaries are expected to continue to make significant investments in their business, and to examine opportunities for growth. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated demand for the associated products does not materialize or is delayed. The impact of these decisions on future financial results cannot be predicted with assurance, and our subsidiaries’ commitment to growth may increase their vulnerability to downturns in their markets, technology changes and shifts in competitive conditions.

We are dependent upon hiring and retaining highly qualified employees.

We believe that our future success depends in large part on our continued ability to hire, train, develop, motivate and retain highly qualified employees, including sales, technical and managerial personnel. Competition for highly qualified employees in our industry is significant. We believe that there are only a limited number of individuals with the requisite skills to serve in many of our key positions and it is difficult to hire and retain those individuals. In addition, until CTI becomes current in its periodic reporting obligations under the federal securities laws and eligible to use a registration statement on Form S-8, we are likely to continue to experience difficulties in attracting and retaining highly qualified personnel, particularly at more senior levels, due to concerns about CTI’s failure to comply with its periodic reporting obligations, CTI’s limited ability to use common stock to retain and motivate employees and the restrictions on employees’ ability to exercise options and resell outstanding common stock. Failure to attract and retain highly qualified employees may have an adverse effect on our subsidiaries’ ability to develop new products and enhancements for existing products and to successfully market and sell those products.

Verint incurred significant indebtedness in connection with its acquisition of Witness, which makes it highly leveraged, subjects it to restrictive covenants and could adversely affect its operations.

Risks associated with being highly leveraged.

In order to complete the Witness acquisition, Verint entered into a credit agreement providing for a term loan of $650.0 million and a revolving credit facility of $25.0 million (which was subsequently reduced to $15.0 million due to the bankruptcy of Lehman Brothers and the termination of its commitment under the credit agreement). At July 31, 2010, Verint had outstanding indebtedness of approximately $598.2 million. In addition, in July 2010, Verint entered into amendments to its credit facility, which among other things, increased the aggregate amount of incremental revolving commitment and term loan increases permitted under the credit facility from $50.0 million to $200.0 million and increased the revolving credit facility under the credit facility from $15.0 million to $75.0 million. As a result of its significant indebtedness and its ability to incur significant additional indebtedness, Verint is highly leveraged. Verint’s leverage position may, among other things:

•	limit its ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;

•	require it to dedicate a substantial portion of its cash flow from operations to debt service, reducing the availability of its cash flow for other purposes;

•

require it to repatriate cash for debt service from its foreign subsidiaries resulting in dividend tax costs or require it to adopt other disadvantageous tax structures to accommodate debt service payments; or

•

increase its vulnerability to economic downturns, limit its ability to capitalize on significant business opportunities, and restrict its flexibility to react to changes in market or industry conditions.

In addition, because Verint’s indebtedness bears interest at a variable rate, it is exposed to risk from fluctuations in interest rates.

There can be no assurance that rating agencies will not downgrade Verint’s credit rating, which could impede Verint’s ability to refinance existing debt or secure new debt or otherwise increase its future cost of borrowing and could create additional concerns on the part of Verint’s customers, partners, investors and employees about its financial condition and results of operations.

Risks associated with Verint’s leverage ratio and financial statement delivery covenants.

Verint’s credit agreement contains a financial covenant that requires Verint to maintain a maximum consolidated leverage ratio and a covenant requiring it to deliver audited financial statements to the lenders each year as provided below. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Verint Credit Facility” and note 13 to the consolidated financial statements included in Item 15 of this Annual Report. Verint’s ability to comply with the leverage ratio covenant is highly dependent upon its ability to continue to grow earnings from quarter to quarter, which requires Verint to increase revenue while limiting increases in expenses or, if it is unable to increase or maintain revenue, to reduce expenses. Verint’s ability to satisfy its debt obligations and its leverage ratio covenant will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Alternatively, Verint may seek to maintain compliance with the leverage ratio covenant by reducing its outstanding debt by raising additional funds through a number of means, including, but not limited to, securities offerings or asset sales. There can be no assurance that Verint will be able to grow its earnings, reduce its expenses and/or raise funds to reduce its outstanding debt to the extent necessary to maintain compliance with this covenant. In addition, any expense reductions undertaken to maintain compliance may impair Verint’s ability to compete by, among other things, limiting research and development or hiring of key personnel. The complexity of Verint’s revenue accounting and the continued shift of its business to the end of the fiscal quarter, has also increased the difficulty in accurately forecasting quarterly revenue and therefore in predicting whether it will be in compliance with the leverage ratio requirements at the end of each quarter.

Verint’s credit agreement also includes a requirement that Verint deliver audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year. In the past, Verint has not timely delivered such financial statements as required by its credit agreement and may in the future fail to make such deliveries. If audited consolidated financial statements are not so delivered, and such failure of delivery is not remedied within 30 days thereafter, an event of default occurs.

If an event of default occurs under the credit agreement, Verint’s lenders could declare all amounts outstanding to be immediately due and payable. In that event, Verint may be forced to seek an amendment of and/or waiver under the credit agreement, sell assets, raise additional capital through a securities offering, or seek to refinance or restructure its debt. In such a case, there can be no assurance that Verint will be able to consummate such an amendment and/or waiver, sale or securities offering or refinancing or restructuring of its debt on reasonable terms or at all.

Limitations resulting from the restrictive covenants in Verint’s credit agreement.

Verint’s credit agreement also includes a number of restrictive covenants which limit Verint’s ability to, among other things:

•	incur additional indebtedness or liens or issue preferred stock;

•	pay dividends or make other distributions or repurchase or redeem its stock or subordinated indebtedness;

•	engage in transactions with affiliates;

•	engage in sale-leaseback transactions;

•	sell certain assets;

•	change Verint’s lines of business;

•	make investments, loans or advances; and

•	engage in consolidations, mergers, liquidations or dissolutions.

These covenants could limit Verint’s ability to plan for or react to market conditions, to meet its capital needs, or to otherwise engage in transactions that might be considered beneficial to Verint.

Verint is dependent on contracts with governments around the world for a significant portion of its revenue. These contracts also expose Verint to additional business risks and compliance obligations.

For the six months ended July 31, 2010 and the fiscal years ended January 31, 2010 and 2009, approximately one quarter of Verint’s business was generated from contracts with various governments around the world, including federal, state and local government agencies. We expect that government contracts will continue to be a significant source of Verint’s revenue for the foreseeable future. Verint’s business generated from government contracts may be materially adversely affected if:

•	its reputation or relationship with government agencies is impaired;

•	it is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency;

•	levels of government expenditures and authorizations for law enforcement and security related programs decrease or shift to programs in areas where it does not provide products and services;

•

it is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, including those related to procurement;

•	it is not granted security clearances that are required to sell its products to domestic or foreign governments or such security clearances are deactivated;

•	there is a change in government procurement procedures; or

•	there is a change in political climate that adversely affects Verint’s existing or prospective relationships.

As a result of the consent judgment that Verint Systems entered into with the SEC relating to its reserves accounting practices, Verint Systems and its subsidiaries are required, for three years from the date of the settlement, to disclose that such a civil judgment was rendered against it in any proposals to perform new government work for U.S. federal agencies. In addition, Verint Systems and its subsidiaries must amend their representations in existing grants and contracts with U.S. federal agencies to reflect the civil judgment. While this certification does not bar Verint from receiving government grants or contracts from U.S. federal agencies, each government procurement official has the discretion to determine whether it considers Verint Systems and its subsidiaries “responsible” companies for purposes of each transaction. The government procurement officials may also seek advice from government agency debarring officials to determine if Verint Systems and its subsidiaries should be considered for suspension or debarment from receiving government contracts or grants from U.S. federal agencies.

In addition, Verint must comply with domestic and foreign laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how Verint does business with government agencies in various countries and may impose added costs on its business. Verint’s government contracts may contain, or under applicable law may be deemed to contain, provisions not typically found in private commercial contracts, including provisions enabling the government party to:

•	terminate or cancel existing contracts for convenience;

•	in the case of the U.S. federal government, suspend Verint from doing business with a foreign government or prevent it from selling its products in certain countries;

•	audit and object to Verint’s contract-related costs and expenses, including allocated indirect costs; and

•	unilaterally change contract terms and conditions, including warranty provisions, schedule, quantities and scope of work, in advance of its agreement on corresponding pricing adjustments.

The effect of these provisions may significantly increase Verint’s cost to perform the contract or defer its ability to recognize revenue from such contracts. In some cases, this may mean that Verint must begin recording expenses on a contract in advance of being able to recognize the corresponding revenue. If a government customer terminates a contract with Verint for convenience, Verint may not recover its incurred or committed costs, receive any settlement of expenses, or earn a profit on work completed prior to the termination. If a government customer terminates a contract for default, Verint may not recover these amounts, and, in addition, it may be liable for any costs incurred by the government customer in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding Verint’s termination with other agencies. As a result, Verint’s ongoing or prospective relationships with other government agencies could be impaired.

Verint may not be able to receive or retain the necessary licenses or authorizations required for it to export some of the products that it develops or manufactures in specific countries.

Verint is required to obtain export licenses or qualify for other authorizations from the United States, Israel and other governments to export some of the products that it develops or manufactures in these countries and, in any event, is required to comply with applicable export control laws of each country generally. There can be no assurance that Verint will be successful in obtaining or maintaining the licenses and other authorizations required to export its products from applicable government authorities. In addition, export laws and regulations are revised from time to time and can be extremely complex in their application; if Verint is found not to have complied with applicable export control laws, it may be fined or penalized by, among other things, having its ability to obtain export licenses curtailed or eliminated, possibly for an extended period of time. Verint’s failure to receive or maintain any required export licenses or authorizations or its penalization for failure to comply with applicable export control laws would hinder its ability to sell its products and could materially adversely affect its business, financial condition and results of operations.

U.S. and foreign governments could refuse to buy Verint’s Communications Intelligence solutions or could deactivate its security clearances in their countries thereby restricting or eliminating Verint’s ability to sell these solutions in those countries and perhaps other countries influenced by such a decision.

Some of Verint Systems’ subsidiaries maintain security clearances in the United States and other countries in connection with the development, marketing, sale, and support of Verint’s Communications Intelligence solutions. These clearances are reviewed from time to time by the applicable government agencies in these countries and, following these reviews, Verint’s security clearances are either maintained or deactivated. Verint’s security clearances can be deactivated for many reasons, including that the clearing agencies in some countries may object to the fact that it does business in certain other countries or the fact that its local subsidiary is affiliated with or controlled by an entity based in another country. In the event that Verint’s security clearances are deactivated in any particular country, it would lose the ability to sell its Communications Intelligence solutions in that country for projects that require security clearances. Additionally, any inability to obtain or maintain security clearances in a particular country may affect Verint’s ability to sell its Communications Intelligence solutions in that country generally (even for non-secure projects). Verint has in the past, and may in the future, have its security clearances deactivated. Any inability to obtain or maintain clearances can materially adversely affect Verint’s results of operations.

Whether or not Verint is able to maintain its security clearances, law enforcement and intelligence agencies in certain countries may decline to purchase Communications Intelligence solutions if they were not developed or manufactured in that country. As a result, because Verint’s Communications Intelligence solutions are developed or manufactured in whole or in part in Israel or in Germany, there may be certain countries where some or all of the law enforcement and intelligence agencies are unwilling to purchase Verint’s Communications Intelligence solutions. If Verint is unable to sell its Communications Intelligence solutions in certain countries for this reason, its results of operations could be materially adversely affected.

The mishandling or even the perception of mishandling of sensitive information could harm Verint’s business.

Verint’s products are in some cases used by customers to compile and analyze highly sensitive or confidential information and data, including in some cases, information or data used in intelligence gathering or law enforcement activities. Customers are also increasingly focused on the security of Verint’s products. While Verint’s customers’ use of its products in no way affords Verint access to the customer’s sensitive or confidential information or data, Verint may come into contact with such information or data when it performs services or support functions for its customers. Verint has implemented policies and procedures to help ensure the proper handling of such information and data, including background screening of services personnel, non-disclosure agreements, access rules, and controls on its information technology systems. Verint also works to ensure the security of its products, including through the use of encryption, access rights and other customary security features. However, these measures are designed to mitigate the risks associated with handling or processing sensitive data and cannot safeguard against all risks at all times. The improper handling of sensitive data, or even the perception of such mishandling or other security lapses or risks by Verint or its products, whether or not valid, could reduce demand for Verint’s products or otherwise expose it to financial or reputational harm.

Risks Related to International Operations

Geopolitical, economic and military conditions in countries in which our subsidiaries operate may adversely affect our subsidiaries.

Geopolitical, economic and military conditions could directly affect our subsidiaries’ operations. Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities, military actions or political unrest in countries in which our subsidiaries operate and the nationalization of privately owned telecommunications companies, may cause disruptions to our subsidiaries’ business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of our subsidiaries’ products, the business, including the revenues, profitability and cash flows, of our subsidiaries could be materially adversely affected. In addition, if these events result in restrictions on travel or unsafe travel conditions, the ability of our subsidiaries to service their existing clients and secure new business from potential new clients will be adversely affected.

Our subsidiaries have significant international sales, which subjects them to risks inherent in foreign operations.

Our subsidiaries currently derive a significant portion of their total revenues from customers outside of the United States and maintain significant operations in Israel, France, the United Kingdom, India, China and Canada and elsewhere throughout the world. Conducting business internationally exposes our subsidiaries to particular risks inherent in doing business in international markets, including, but not limited to:

•	lack of acceptance of non-localized products;

•	legal and cultural differences in the conduct of business;

•	difficulties in hiring qualified foreign employees and staffing and managing foreign operations;

•	longer payment cycles;

•	difficulties in collecting accounts receivable and withholding taxes that limit the repatriation of cash;

•	tariffs and trade conditions;

•	currency exchange rate fluctuations;

•	rapid and unforeseen changes in economic conditions in individual countries;

•	increased costs resulting from lack of proximity to customers;

•	difficulties in complying with varied legal and regulatory requirements across jurisdictions, including tax laws, labor laws, employee benefits, customs requirements and currency restrictions;

•	different tax regimes and potentially adverse tax consequences of operating in foreign countries;

•	immigration regulations that limit our ability to deploy our employees;

•	difficulties in complying with applicable export laws and regulations requiring licensure or authorization to sell products;

•	difficulties in repatriating cash held by our foreign subsidiaries on a tax efficient basis; and

•	turbulence in foreign currency and credit markets.

One or more of these factors could have a material adverse effect on our international operations.

Our subsidiaries’ business in countries with a history of corruption and transactions with foreign governments, including with government owned or controlled telecommunications carriers, increase the risks associated with their international activities.

As our subsidiaries operate and sell internationally, they are subject to the FCPA and other laws of the United States and other countries that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. Our subsidiaries have operations, deal with customers and make sales in countries known to experience corruption. Our subsidiaries’ activities in these countries create the risk of unauthorized payments or offers of payments by one of their employees, consultants, sales agents or distributors that could be in violation of various U.S. and local laws, including the FCPA, even though these parties are not always subject to our subsidiaries’ control.

As noted above, CTI’s Audit Committee has been conducting an internal investigation of alleged improper payments made from 2001 through 2007 by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. CTI has disclosed the matter to the SEC and the DOJ.

Our subsidiaries have attempted to implement safeguards to eliminate improper practices by their employees, consultants, external sales agents and resellers. These safeguards, however, have proven to be ineffective in some instances. In response to the findings of the Audit Committee’s internal investigation, we identified a material weakness in our anti-fraud program controls, including those relating to the FCPA, and our subsidiaries’ safeguards were modified. See Item 9A, “Controls and Procedures.” However, these modified safeguards, the implementation of these remedial measures and any future improvements may prove to be less than effective, and our subsidiaries’ employees, consultants, external sales agents or distributors may engage in the future in conduct for which they might be held responsible. Violations of the FCPA and other laws of the United States and other countries may result in significant civil and/or criminal penalties and other sanctions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, violations of these laws, including the FCPA, may harm our subsidiaries’ reputation and deter governmental agencies and other existing or potential customers from buying our subsidiaries’ products and engaging their services.

Currency exchange rates, fluctuations of currency exchange rates and limitations imposed by certain countries on the outflow of their currencies could have a material adverse effect on our results of operations.

Although mitigated by our hedging activities, we are impacted by currency exchange rates and fluctuations thereof in a number of ways, including the fact that:

•

A significant portion of our subsidiaries’ expenses, principally salaries and related personnel expenses, is incurred in new Israeli shekels (or NIS), whereas the currency we use to report our financial results is the dollar and most of our subsidiaries’ revenues are generated in dollars. A significant strengthening of the NIS against the dollar can considerably increase the dollar value of our expenses in Israel. Should the NIS increase its strength in comparison to the dollar, the dollar value of these expenses will correspondingly increase, and our results of operations will be adversely affected;

•	A portion of our subsidiaries’ international sales is denominated in currencies other than dollars, such as the Euro, thereby exposing us to gains and losses on non-U.S. currency transactions;

•

A substantial proportion of our subsidiaries’ international sales is denominated in dollars. Accordingly, devaluation in the local currencies of our subsidiaries’ customers relative to the dollar may impair the purchasing power of our customers and could cause customers to decrease or cancel orders or default on payment, which could harm our results of operations; and

•

We translate sales and other results denominated in foreign currency into dollars for our consolidated financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer dollars.

As noted above, from time to time, our subsidiaries enter into hedging transactions to attempt to limit the impact of foreign currency fluctuations. However, such hedging transactions may not prevent all exchange rate-related losses and risks. Therefore, our business and profitability may be harmed by such exchange rate fluctuations.

In addition, certain countries limit the outflow of their currencies to purchase products from foreign companies thus limiting the ability of existing or potential customers to purchase our subsidiaries’ products. As a result, these practices may have a material adverse effect on our business, financial condition and results of operations, including revenues, profitability and cash flows.

Risks Related to Operations in Israel

Conditions in Israel may materially adversely affect our subsidiaries’ operations and personnel and may limit their ability to produce and sell their products.

Our subsidiaries have significant operations in Israel, including research and development, manufacturing, sales, and support. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past and may in the future, lead to security and economic problems for Israel. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region have affected and may in the future affect our operations in Israel. The exacerbation of violence in Israel or the outbreak of violent conflicts involving

Israel may impede our subsidiaries’ ability to manufacture, sell, and support our products, engage in research and development, or otherwise adversely affect their business or operations. In addition, many of our subsidiaries’ employees in Israel are required to perform annual mandatory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our subsidiaries’ operations. Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners could materially adversely affect our results of operations.

Research and development grants and tax benefits certain of our subsidiaries receive in Israel may be reduced or eliminated in the future, and grants received may limit their ability to transfer know-how and manufacture outside Israel.

Certain of our subsidiaries receive grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel (or the OCS) for the financing of a portion of their research and development expenditures in Israel. The availability in any given year of these OCS grants depends on OCS approval of the projects and related budgets that our subsidiaries submit to the OCS each year. In addition, in recent years, the Government of Israel has reduced the benefits available under these programs and these programs may be discontinued or curtailed in the future. The continued reduction in these benefits or the termination of our eligibility to receive these benefits may adversely affect our financial condition and results of operations.

Investment programs in manufacturing equipment and leasehold improvements at facilities of certain of our subsidiaries in Israel have been granted approved enterprise status and these subsidiaries are therefore eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments. The Government of Israel may reduce or eliminate the tax benefits available to approved enterprise programs such as the programs provided to our subsidiaries. These tax benefits may not continue in the future at their current levels or at all. If these tax benefits are reduced or eliminated, the amount of tax that our subsidiaries pay in Israel will increase. In addition, if these subsidiaries fail to comply with any of the conditions and requirements of the investment programs, the tax benefits they have received may be rescinded and they may be required to disgorge the amount of the tax benefit received, together with interest and penalties.

In addition, the OCS grants limit, to a certain extent, the ability of certain of our subsidiaries to transfer technology, know-how and manufacture products outside Israel if such technology, know-how or products were developed using these grants. These limitations may impair the ability of some of our subsidiaries to outsource manufacturing or engage in similar arrangements for those technologies, know-how or products.

The ability of CTI’s Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid and loans extended by Israeli subsidiaries may be subject to taxes.

The ability of our Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of its earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to provisions of the Convention for the Avoidance of Double Taxation between Israel and the United States of America (referred to as the Convention). Under the terms of the Convention, dividends paid out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. In addition, in case the dividend is distributed out of tax exempted income (derived in a period in which a company was entitled to tax exempt income in accordance with the Encouragement Law), a company will be subject, in the tax year in which the dividend is distributed, to corporate tax on the grossed up transferred amounts, according to the corporate tax rate to which our income was subject. CTI or any of its U.S subsidiaries would generally be subject to U.S. tax on receipt of any dividends from its Israeli subsidiaries, but would generally be entitled to claim a U.S. tax credit or deduction for the amount of any Israeli withholding tax or any Israeli income taxes paid by the subsidiary on the dividends distributed. In addition, adverse U.S. tax consequences may apply to loans or credit support arrangements extended by our Israeli subsidiaries to their U.S. shareholders, including CTI.

Risks Related to CTI’s Common Stock

CTI’s common stock is traded over-the-counter on the “Pink Sheets,” which limits the liquidity of its common stock.

Due to the delay in filing its periodic reports under the Exchange Act, CTI was unable to comply with the listing standards of NASDAQ and, consequently, its common stock was suspended from trading effective February 1, 2007 and formally delisted effective June 1, 2007. Since that time, CTI’s common stock has been traded over-the-counter on the “Pink Sheets” under the symbol “CMVT.PK.” Broker-dealers often decline to trade in “Pink Sheet” stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. Consequently, the opportunity to sell CTI’s common stock may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of CTI’s common stock as well as lower trading volume than would occur if CTI’s common stock traded on a national securities exchange, such as NASDAQ. Accordingly, investors must be able to bear the financial risk of losing their entire investment in CTI’s common stock.

CTI is not yet in a position to seek relisting of its common stock on a national securities exchange.

As discussed above, as a result of the delay in filing its periodic reports under the Exchange Act, CTI was unable to comply with the listing standards of NASDAQ and its common stock was suspended from trading effective February 1, 2007 and formally delisted effective June 1, 2007. Consequently, CTI’s common stock is traded over-the-counter on the “Pink Sheets.” After it becomes current in its periodic reporting obligations under the federal securities laws, CTI intends to apply for the relisting of its common stock on NASDAQ or another national securities exchange as soon as practicable. However, CTI may not be successful in relisting its common stock on NASDAQ or another national securities exchange, in which event the liquidity or market price of its common stock may be adversely affected.

After CTI becomes current in its periodic reporting obligations and has an effective registration statement on Form S-8 with the SEC, current and former employees will be able to exercise stock options, will receive shares in settlement of vested deferred stock unit (or DSU) awards and may sell a significant number of shares of CTI’s common stock. Sales of a significant number of shares may result in declines in the market price of CTI’s common stock.

As a result of its failure to be current in its periodic reporting obligations under the federal securities laws, CTI has been ineligible to use its registration statements on Form S-8. CTI will seek to have an effective registration statement on Form S-8 as soon as practicable after it becomes current in such reporting obligations, which would permit holders of stock options to exercise their options and freely sell the shares purchased upon exercise. After CTI has an effective registration statement on Form S-8, holders may decide to exercise a significant number of stock options, will be entitled to receive shares in settlement of vested DSU awards and may sell a significant number of shares of CTI’s common stock. As of July 31, 2010, current and former employees held (i) vested stock options to purchase 12,069,829 shares of CTI’s common stock, of which stock options to purchase an aggregate of 1,279,378 shares of common stock had an exercise price per share lower than the closing market price per share of common stock on such date and (ii) vested DSU awards covering 983,281 shares of common stock. Sales of a significant number of shares by current and former employees may result in declines in the market price of CTI’s common stock.

CTI may issue additional equity securities, which would lead to dilution of its issued and outstanding common stock.

CTI may issue additional equity securities, which would lead to dilution of its issued and outstanding common stock. CTI has used and may continue to use its common stock or securities convertible into common stock to acquire technology, products, product rights and businesses, or reduce or retire indebtedness, if any, among other purposes. In addition, pursuant to an agreement to settle a shareholder class action, which agreement was approved by the court in which such action was pending on June 23, 2010, CTI has the right to elect to pay, in lieu of cash, up to an aggregate of $112.5 million of the settlement consideration payable in the fiscal year ending January 31, 2012 in shares of CTI’s common stock valued using the ten day average of the closing prices of such shares prior to such election, provided that such shares are then listed on a national securities exchange. Furthermore, CTI’s Board of Directors intends to adopt and submit for shareholder approval, a new equity incentive plan as recommended by the Special Committee. Due to our limited ability to grant equity compensation to our employees since March 2006, the number of shares that will be authorized for issuance upon exercise of stock options or otherwise under this new equity incentive plan may be significant. The issuance of additional equity securities or securities convertible into equity securities for these or other purposes would result in dilution of existing shareholders’ equity interests.

In addition, CTI’s Board of Directors has the authority to cause CTI to issue, without vote or action of shareholders, up to 2,500,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of CTI’s common stock. CTI is also authorized to issue, without shareholder approval, common stock under certain circumstances. The issuance of either preferred or common stock could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of CTI. If this occurs, investors could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

Provisions in CTI’s governing documents and New York corporate law have the effect of discouraging, delaying or preventing takeover attempts, which may reduce or eliminate shareholders’ ability to sell their shares for a premium in a change of control transaction.

Various provisions of CTI’s Certificate of Incorporation, as amended, By-Laws, as amended, and in New York corporate law may discourage, delay or prevent a change in control or takeover attempt of CTI by a third-party which is opposed to by CTI’s management and Board of Directors. Public shareholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public shareholders to benefit from a change of control or change in CTI’s management and Board of Directors. These provisions include:

•	authorizing the issuance of “blank check” preferred stock that could be issued by CTI’s Board of Directors to increase the number of outstanding shares and discourage a takeover attempt;

•	limiting who may call special meetings of shareholders;

•

establishing advance notice requirements for proposing matters that can be acted upon by shareholders at shareholder meetings and for nominations of candidates for election to CTI’s Board of Directors; and

•

a requirement that any action required or permitted to be taken at any meeting of shareholders may be taken without a meeting, only if, prior to such action, all of our shareholders consent, the effect of which is to require that shareholder action may only be taken at a duly convened meeting.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments from the staff of the SEC which remain unresolved.

ITEM 2.	PROPERTIES

We lease office space and manufacturing and related facilities for our operations worldwide. Each of CTI and Verint leases office space for its corporate headquarters in New York and Ulticom leases office space for its headquarters in New Jersey. We also have leases for our various sales offices worldwide. The following table presents, as of January 31, 2009, the country location and size (expressed in square feet) of the facilities leased by each of our segments:

	Comverse	Verint	Ulticom	All Other	Total
United States	554,221	260,667	54,052	9,338	878,278
Israel	742,236	175,582	—	48,485	966,303
France	84,062	—	14,000	—	98,062
United Kingdom	37,689	42,468	—	—	80,157
Italy	31,613	—	—	—	31,613
India	31,117	27,550	—	—	58,667
China	22,872	33,670	—	—	56,542
Singapore	20,840	—	4,337	—	25,177
Canada	17,253	34,800	—	—	52,053
Other	159,485	38,995	—	1,248	199,728

Total	1,701,388	613,732	72,389	59,071	2,446,580

For the fiscal year ended January 31, 2009, the aggregate base annual rent for the facilities under lease, net of sub-lease income, was approximately $42.0 million, and such leases may be subject to various pass-throughs and escalation adjustments. For more detailed information about our leases, see note 16 to the consolidated financial statements included in Item 15 of this Annual Report.

In addition, we owned approximately 12.3 acres of land, including 40,000 square feet of office space in Durango, Colorado, approximately 35,000 square feet in Bexbach, Germany, and approximately 13.5 acres of unimproved land in Ra’anana, Israel, which was sold in September 2010. For more information relating to the sale, see note 27 to the consolidated financial statements included in Item 15 of this Annual Report.

We believe that our facilities are adequate for our current operations. We may endeavor to selectively reduce or expand our existing lease commitments as circumstances warrant.

ITEM 3.	LEGAL PROCEEDINGS

Proceedings Related to CTI’s Special Committee Investigations

Overview

On March 14, 2006, CTI announced the creation of a Special Committee of its Board of Directors composed of outside directors to review CTI’s historic stock option grant practices and related accounting matters, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. In November 2006, the Special Committee’s investigation was expanded to other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the misstatement of backlog. The Special Committee issued its report on January 28, 2008. Following the commencement of the Special Committee’s investigation, CTI, certain of its subsidiaries and some of CTI’s former directors and officers and a current director were named as defendants in several class and derivative actions, and CTI commenced direct actions against certain of its former officers and directors. For more information concerning the Special Committee’s investigation, see the section entitled “Explanatory Note” immediately preceding Item 1 of this Annual Report.

Petition for Remission of Civil Forfeiture

In July 2006, the U.S. Attorney filed a forfeiture action against certain of Mr. Alexander’s accounts that resulted in the United States District Court for the Eastern District entering an order freezing approximately $50.0 million of Mr. Alexander’s assets. In order to ensure that CTI receives the assets in Mr. Alexander’s frozen accounts, in July 2007, CTI filed with the U.S. Attorney a Petition for Remission of Civil Forfeiture requesting remission of any funds forfeited by Mr. Alexander. The assets in such accounts will be ultimately transferred to a class action settlement fund in conjunction with the settlements of the Direct Actions (as defined below), the consolidated shareholder class action and shareholder derivative actions. The agreement to settle the shareholder class action was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively. For the material terms of the settlements, see “—Settlement Agreements.”

Direct Actions

Based on the Special Committee’s findings, CTI commenced litigations against three former executive officers as a result of their misconduct relating to historical stock option grants. On January 16, 2008, CTI commenced an action against Jacob “Kobi” Alexander, its former Chairman and Chief Executive Officer, and William F. Sorin, its former Senior General Counsel and director, in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Alexander et al, No. 08/600142. On January 17, 2008, CTI commenced an action against David Kreinberg, its former Executive Vice President and Chief Financial Officer, in the Superior Court of New Jersey, captioned Comverse Technology, Inc. v. Kreinberg (N.J. Super. Ct.). That action was discontinued and on January 8, 2009, a separate action was commenced against Mr. Kreinberg in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Kreinberg, No. 09/600052. The actions captioned Comverse Technology, Inc. v. Alexander et al. and Comverse Technology, Inc. v. Kreinberg are referred to collectively as the “Direct Actions.” The Direct Actions asserted claims for fraud, breach of fiduciary duty, and unjust enrichment in connection with the defendants’ conduct related to historical stock option grants. As part of the agreement to settle the federal and state derivative actions, which was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively, CTI agreed to dismiss the Direct Actions. For the material terms of the settlement, see “—Settlement Agreements.”

Shareholder Derivative Actions

Beginning on or about April 11, 2006, several purported shareholder derivative lawsuits were filed in the New York Supreme Court for New York County and in the United States District Court for the Eastern District of New York. The defendants in these actions included certain of CTI’s former directors and officers and a current director and, in the state court action, CTI’s independent registered public accounting firm. CTI was named as a nominal defendant only. The consolidated complaints in both the state and federal actions alleged that the defendants breached certain duties to CTI and that certain former officers and directors were unjustly enriched (and, in the federal action, violated the federal securities laws, specifically Sections 10(b) and 14(a) of the Exchange Act, and Rules 10(b)-5 and 14(a)-9 promulgated thereunder) by, among other things: (i) allowing and participating in an alleged scheme to backdate the grant dates of employee stock options to provide improper benefits to the recipients; (ii) allowing insiders, including certain of the defendants, to profit by trading in CTI’s stock while allegedly in possession of material inside information; (iii) failing to oversee properly or implement procedures to detect and prevent the alleged improper practices; (iv) causing CTI to issue allegedly materially false and misleading proxy statements and to file other allegedly false and misleading documents with the SEC; and (v) exposing CTI to civil liability. The complaints sought unspecified damages and various forms of equitable relief.

The state court derivative actions were consolidated into one action captioned, In re Comverse Technology, Inc. Derivative Litigation, No. 601272/2006. On August 7, 2007, the New York Supreme Court dismissed the consolidated state court derivative action, granting CTI’s motion to dismiss. That decision was successfully appealed by the plaintiffs to the Appellate Division of the New York State Supreme Court which, in its decision issued on October 7, 2008, reinstated the action.

The federal court derivative actions were consolidated into one action captioned, In re Comverse Technology, Inc. Derivative Litigation, No. 06-CV-1849. CTI filed a motion to stay that action in deference to the state court proceeding. That motion was denied by the court. On October 16, 2007, CTI filed a motion to dismiss the federal court action based on the plaintiffs’ failure to make a demand on the Board and the state court’s ruling that such a demand was required. On the same date, various individual defendants also filed motions to dismiss the complaint. On April 22, 2008, the court ordered that all dismissal motions would be held in abeyance pending resolution of the appeal of the New York State Supreme Court’s decision in the state court derivative action.

On December 17, 2009, the parties to the shareholder derivative actions entered into an agreement to settle these actions, which settlement was approved by the courts in which the federal and state derivative actions were pending on July 1, 2010 and September 23, 2010, respectively. For the material terms of the settlement, see “—Settlement Agreements.”

Shareholder Class Actions

Beginning on or about April 19, 2006, class action lawsuits were filed by persons identifying themselves as CTI shareholders, purportedly on behalf of a class of CTI’s shareholders who purchased its publicly traded securities. Two actions were filed in the United States District Court for the Eastern District of New York, and three actions were filed in the United States District Court for the Southern District of New York. On August 28, 2006, the actions pending in the United States District Court for the Southern District of New York were transferred to the United States District for the Eastern District of New York. A consolidated amended complaint under the caption In re Comverse Technology, Inc. Sec. Litig., No. 06-CV- 1825, was filed by the court-appointed Lead Plaintiff, Menorah Group, on March 23, 2007. The consolidated amended complaint was brought on behalf of a purported class of CTI shareholders who purchased CTI’s publicly traded securities between April 30, 2001 and November 14, 2006. The complaint named CTI and certain of its former officers and directors as defendants and alleged, among other things, violations of Sections 10(b) and 14(a) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options. The action sought compensatory damages in an unspecified amount.

The parties to this action entered into a settlement agreement on December 16, 2009, which was amended on June 19, 2010 and approved by the court in which such action was pending on June 23, 2010. For the material terms of the settlement, see “—Settlement Agreements.”

Settlement Agreements

On December 16, 2009 and December 17, 2009, CTI entered into agreements to settle the consolidated shareholder class action and consolidated shareholder derivative actions described above, respectively. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (referred to as the Opt-out Credit) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. In connection with such settlements, CTI agreed to dismiss its Direct Actions against Messrs. Alexander, Kreinberg and Sorin who, in turn, agreed to dismiss any counterclaims they filed against CTI.

As part of the settlement of the consolidated shareholder class action, as amended, CTI agreed to make payments to a class action settlement fund in the aggregate amount of up to $165.0 million that were paid or remain payable as follows:

•	$1.0 million that was paid following the signing of the settlement agreement in December 2009;

•

$17.9 million that was paid in July 2010 (representing an agreed $21.5 million payment less a holdback of $3.6 million in respect of the anticipated Opt-out Credit, which holdback is required to be paid by CTI if the Opt-out Credit is less);

•	$30.0 million payable on or before May 15, 2011; and

•	$112.5 million (less the amount, if any, by which the Opt-out Credit exceeds the holdback described above) payable on or before November 15, 2011.

The $30.0 million due on or before May 15, 2011 and $82.5 million of the $112.5 million due on or before November 15, 2011 are payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten day average of the closing prices of CTI’s common stock prior to such election, provided that CTI becomes current in its periodic reporting obligations under the federal securities laws and its common stock is listed on a national securities exchange on or before the fifteenth trading day preceding the applicable payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million. If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such securities in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than $51.6 million in aggregate principal amount of ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full.

In addition, as part of the settlement of the Direct Actions, the consolidated shareholder class action and shareholder derivative actions, Mr. Alexander agreed to pay $60.0 million to CTI which will be deposited into the derivative settlement fund and then transferred into the class action settlement fund. All amounts payable by Mr. Alexander to date have been paid and the balance will be paid upon transfer of the assets in Mr. Alexander’s frozen accounts, or their value, to the class action settlement fund. Pursuant to the amendment, Mr. Alexander agreed to waive certain rights to terminate the settlement and received the right to a credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. CTI’s settlement of claims against it in the class action for aggregate consideration of up to $165.0 million (less the Opt-out Credit) is not contingent upon Mr. Alexander satisfying his payment obligations. Certain other defendants in the Direct Actions and the shareholder derivative actions have paid or agreed to pay to CTI an aggregate of $1.4 million and certain former directors agreed to relinquish certain outstanding unexercised stock options. As part of the settlement of the shareholder derivative actions, CTI agreed to pay $9.4 million to cover the legal fees and expenses of the plaintiffs, which payment is due by October 23, 2010. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action.

Under the terms of the settlements, Mr. Alexander and his wife have agreed to relinquish their claims to the assets in Mr. Alexander’s frozen accounts that are subject to the forfeiture action, and it is anticipated that the United States District Court, on application by the U.S. Attorney, will direct that the assets in such accounts be liquidated and remitted to CTI. The value of such assets at December 31, 2009 will be credited against Mr. Alexander’s payment obligation referred to above.

The agreement to settle the consolidated shareholder class action, as amended, was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively.

Opt-Out Plaintiffs’ Action

On September 28, 2010, an action was filed in the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436. Plaintiffs allege that they are CTI shareholders who purchased CTI’s publicly traded securities in 2005, 2006 and 2007. The plaintiffs, Maverick Fund, L.D.C. and certain affiliated investment funds, opted not to participate in the settlement of the consolidated shareholder class action described above. The complaint names CTI, its current Chief Executive Officer and certain of its former officers and directors as defendants and alleges, among other things, violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options, other accounting practices at CTI and the timeline for CTI to become current in its periodic reporting obligations. The action seeks compensatory damages in an unspecified amount. We intend to vigorously defend this action.

Disgorgement Derivative Action

On June 1, 2007, Mark Levy filed a purported shareholder derivative action on CTI’s behalf, entitled Levy v. Koren and John Does 1-20, No. 07-CV-0896, against a former officer of one of CTI’s subsidiaries based in Israel and twenty unidentified “John Doe” defendants. The action was filed in the United States District Court for the Southern District of New York and alleged violations of Section 16(b) of the Exchange Act. Specifically, the complaint alleged that the defendant purchased and sold CTI equity securities within a six-month period by exercising stock options he had been awarded by CTI and then selling the stock at a $4.0 million profit. The complaint sought disgorgement of gains realized from such purchases and sales. The complaint did not set forth a specific damage amount sought by plaintiff. CTI was named solely as a nominal defendant in the action. Discovery in this action was completed, and defendants moved for summary judgment on January 15, 2008. On March 25, 2010, the parties entered into a Stipulation of Settlement, pursuant to which (i) defendant paid $150,000 to CTI, (ii) defendant relinquished all rights to outstanding stock options to purchase 92,500 shares of CTI’s common stock and (iii) CTI paid plaintiff’s counsel’s attorneys’ fees and costs of $250,000. The settlement, which provides for the release of all claims under Section 16(b) of the Exchange Act that were or might be asserted in the action, was approved by the court in which such action was pending on June 24, 2010.

Israeli Optionholder Class Actions

CTI and certain of its subsidiaries were named as defendants in four potential class action litigations in the State of Israel involving claims to recover damages incurred as a result of purported negligence or breach of contract that allegedly prevented certain current or former employees from exercising certain stock options. We intend to vigorously defend these actions.

Two cases were filed in the Tel Aviv District Court against CTI on March 26, 2009, by plaintiffs Katriel (a former Comverse Ltd. employee) and Deutsch (a former Verint Systems Ltd. employee). The Katriel case (Case Number 1334/09) and the Deutsch case (Case Number 1335/09) both seek to approve class actions to recover damages that are claimed to have been incurred as a result of CTI’s negligence in reporting and filing its financial statements, which allegedly prevented the exercise of certain stock options by certain employees and former employees. By stipulation of the parties, on September 30, 2009, the court ordered that these cases, including all claims against CTI in Israel and the motion to approve the class action, be stayed until resolution of the actions pending in the United States regarding stock option accounting, without prejudice to the parties’ ability to investigate and assert the unique facts, claims and defenses in these cases.

Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both seek to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise of certain CTI stock options by certain employees and former employees. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. The Katriel case has been consolidated with the Katriel case filed in the Tel Aviv District Court (Case Number 1334/09) and is subject to the stay discussed above.

SEC Civil Actions

Promptly following the discovery of the errors and improprieties related to CTI’s historic stock option grant practices and the creation of the Special Committee, CTI, through the Special Committee and its representatives, met with and informed the staff of the SEC of the underlying facts and the initiation of the Special Committee investigation. In March and April 2008, each of CTI, Verint Systems and Ulticom, Inc. received a “Wells Notice” from the staff of the SEC arising out of the SEC’s respective investigations of their respective historical stock option grant practices and certain unrelated accounting matters. The Wells Notices provided notification that the staff of the SEC intended to recommend that the SEC bring civil actions against CTI, Verint Systems and Ulticom, Inc. alleging violations of certain provisions of the federal securities laws.

On June 18, 2009, a settlement between CTI and the SEC with respect to such matters was announced. On that date, the SEC filed a civil action against CTI in the United States District Court for the Eastern District of New York alleging violations of certain provisions of the federal securities laws regarding CTI’s improper backdating of stock options and other accounting practices, including the improper establishment, maintenance, and release of reserves, the reclassification of certain expenses, and the improper calculation of backlog of sales orders. Simultaneous with the filing of the complaint, without admitting or denying the allegations therein, CTI consented to the issuance of a final judgment (or the Final Judgment) that was approved by the United States District Court for the Eastern District of New York on June 25, 2009. Pursuant to the Final Judgment, CTI is permanently restrained and enjoined from any future violations of the federal securities laws addressed in the complaint and was ordered to become current in its periodic reporting obligations under Section 13(a) of the Exchange Act by no later than February 8, 2010. No monetary penalties were assessed against CTI in conjunction with this settlement. These matters were the result of actions principally taken by senior executives of CTI who were terminated in 2006.

CTI intended to file this Annual Report and its Quarterly Reports on Form 10-Q for the first three quarters of the fiscal year ended January 31, 2010 by February 8, 2010 to comply with such final judgment and court order. This Annual Report has been filed after the required date. CTI intends to file, as soon as practicable, its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and the Quarterly Reports on Form 10-Q as may be required for it to become current in its periodic reporting obligations under the federal securities laws.

As a result of CTI’s inability to become current in its periodic reporting obligations under the federal securities laws in accordance with the final judgment and court order by February 8, 2010, CTI received an additional “Wells Notice” from the staff of the SEC on February 4, 2010. The Wells Notice provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI’s securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a “Wells Notice” have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (or OIP) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock because CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge issued an initial decision to revoke the registration of CTI’s common stock. The initial decision does not become effective until the SEC issues a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which CTI filed a brief in support of its petition for review on September 16, 2010. A brief in opposition is required to be filed by the SEC by October 18, 2010 and any reply brief by CTI is required to be filed by November 1, 2010. Following any adverse determination by the SEC, if issued, CTI would have the ability to file with the SEC a motion for reconsideration of the final order and a motion to stay the final order pending judicial review, and to appeal the final order to the Court of Appeals. Although the SEC granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, CTI cannot at this time predict the outcome of such review or any appeal therefrom. If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

On June 18, 2009, a settlement between Ulticom, Inc. and the SEC was announced. On that date, the SEC filed a civil action against Ulticom, Inc. in the United States District Court for the Eastern

District of New York alleging violations of certain provisions of the federal securities laws regarding Ulticom, Inc.’s historical option grant and non-option grant accounting practices. Simultaneous with the filing of the complaint, without admitting or denying the allegations therein, Ulticom, Inc. consented to the issuance of a final judgment (or the Ulticom Final Judgment) that was approved by the United States District Court for the Eastern District of New York on July 22, 2009. Pursuant to the Ulticom Final Judgment, Ulticom, Inc. is permanently restrained and enjoined from any future violations of the federal securities laws addressed in the complaint and was ordered to become current in its periodic reporting requirements under the Exchange Act by no later than November 9, 2009. No monetary penalties were assessed against Ulticom, Inc. in conjunction with this settlement. On October 30, 2009, Ulticom, Inc. filed the last of the periodic reports required to be filed within the preceding 12 months.

On April 9, 2008, Verint Systems received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of Verint Systems’ past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of Verint’s internal investigation. On March 3, 2010, a settlement between Verint Systems and the SEC with respect to such matters was announced. On such date, the SEC filed a civil action against Verint Systems in the United States District Court for the Eastern District of New York alleging violations of certain provisions of the federal securities laws relating to certain of Verint’s accounting reserve practices. Simultaneous with the filing of the complaint, without admitting or denying the allegations therein, Verint Systems consented to the issuance of a final judgment that was approved by the United States District Court for the Eastern District of New York on March 9, 2010. Pursuant to the final judgment, Verint Systems is permanently restrained and enjoined from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 13a-1 and 13a-13 thereunder. No monetary penalties were assessed against Verint Systems in conjunction with this settlement.

As a result of its previous failure to be current in its periodic reporting obligations under the federal securities laws, Verint Systems received an additional “Wells Notice” from the staff of the SEC on December 23, 2009. On March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of Verint Systems’ common stock because of its previous failure to file certain annual and quarterly reports. On May 28, 2010, Verint Systems entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding, which agreement was subject to approval by the SEC. On June 18, 2010, Verint Systems satisfied the requirements of such agreement and subsequently submitted an Offer of Settlement to the SEC. On July 28, 2010, the SEC issued an order accepting Verint Systems’ Offer of Settlement and dismissing the Section 12(j) administrative proceeding.

For a description of the investigation by the SEC of the stock option grant practices of Witness, which was acquired by Verint in May 2007, see “—Witness Investigation-Related Matters.”

Investigation of Alleged Unlawful Payments

On March 16, 2009, CTI disclosed that the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments made from 2001 through 2007 by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. Such alleged payments would have been made in contravention of stated policies, and certain of these payments may have been in violation of the FCPA or other laws of the United States or other countries. The Audit Committee found that the conduct at issue did not involve CTI’s current executive officers. The Audit Committee also reviewed Comverse’s other existing and prior arrangements with agents. When the Audit Committee commenced the investigation, CTI voluntarily disclosed to the SEC and the DOJ these facts and advised that the Audit Committee had initiated an internal investigation and that the Audit Committee would provide the results of its investigation to the agencies. On April 27, 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. The Audit Committee is providing information to, and cooperating fully with, the SEC and the DOJ with respect to its findings of the internal investigation of the alleged improper payments and the existing and prior arrangements with agents. The aggregate amount of the alleged payments in question are, from a financial standpoint, immaterial to our company.

Witness Investigation-Related Matters

At the time of Verint’s May 25, 2007 acquisition of Witness, Witness was subject to a number of proceedings relating to a stock options backdating internal investigation undertaken and publicly-disclosed by Witness prior to the acquisition. The following is a summary of those proceedings and developments since the date of the acquisition.

On August 29, 2006, A. Edward Miller filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division, naming Witness as a nominal defendant and naming all of Witness’ directors and a number of its officers as defendants (Miller v. Gould, et al., Civil Action No. 1:06-CV-2039 (N.D. Ga.)). The complaint alleged purported violations of federal and state law, and violations of certain anti-fraud provisions of the federal securities laws (including Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 thereunder) in connection with certain stock option grants made by Witness. The complaint sought monetary damages in unspecified amounts, disgorgement of profits, an accounting, rescission of stock option grants, imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom, punitive damages, reimbursement of attorneys’ fees and other costs and expenses, an order directing Witness to adopt or put to a stockholder vote various proposals relating to corporate governance, and other relief as determined by the court. On March 11, 2009, the Court granted defendants’ motion to dismiss the complaint in its entirety, with prejudice. Plaintiff did not file an appeal and the time to do so under the federal rules has elapsed.

On August 14, 2006, a class action securities lawsuit was filed by an individual claiming to be a Witness stockholder naming Witness and certain of its directors and officers as defendants in connection with certain stock option grants made by Witness (Rosenberg v. Gould, et al., Civil Action No. 1:06-CV-1894 (N.D. Ga.)). The complaint, filed in the United States District Court for the Northern District of Georgia, alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaint sought unspecified damages, attorneys’ fees and other costs and expenses, unspecified extraordinary, equitable and injunctive relief, and other relief as determined by the court. On March 31, 2008, the court granted defendants’ motion to dismiss the complaint in its entirety, with prejudice. On April 29, 2008, plaintiff filed a notice of appeal and on January 9, 2009, the 11th Circuit affirmed the lower court’s dismissal of the complaint in response to plaintiff’s appeal. Plaintiff has not pursued further appeal of this decision and the time to do so under the federal rules has elapsed.

On October 27, 2006, Witness received notice from the SEC of an informal non-public inquiry relating to the stock option grant practices of Witness from February 1, 2000 through the date of the notice. On July 12, 2007, Verint Systems received a copy of a Formal Order of Investigation from the SEC relating to substantially the same matter as the informal inquiry. Verint Systems and Witness have fully cooperated, and intend to continue to fully cooperate, if called upon to do so, with the SEC regarding this matter. In addition, the United States Attorney’s Office for the Northern District of Georgia was also given access to the documents and information provided by Witness to the SEC. Verint Systems’ last communication with the SEC with respect to the matter was in June 2008.

Other Legal Proceedings

From time to time, CTI and its subsidiaries are subject to claims in legal proceedings arising in the normal course of their business. CTI does not believe that it or its subsidiaries are currently party to any pending legal action not described herein or disclosed in the financial statements that could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of CTI’s security holders during the fourth quarter of the fiscal year ended January 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listing on the NASDAQ Global Market and the “Pink Sheets”

Since February 1, 2007, CTI’s common stock has traded on the over-the-counter (or OTC) securities market, commonly referred to as the “Pink Sheets,” under the symbol “CMVT.PK,” with pricing and financial information provided by the Pink OTC Markets, Inc. Prior to February 1, 2007, CTI’s common stock was traded on NASDAQ under the symbol “CMVT.”

Due to the delay in filing certain of its periodic reports under the Exchange Act, CTI failed to comply with the NASDAQ Marketplace Rules and NASDAQ suspended from trading CTI’s common stock at the open of business on February 1, 2007. In May 2007, NASDAQ filed notifications of removal from listing and/or registration on Form 25 with the SEC, setting forth its determination to remove from listing CTI’s common stock effective at the opening of business on June 1, 2007.

The following table sets forth the high and low intra-day sales prices of CTI’s common stock, as reported on NASDAQ for the period February 1, 2005 through January 31, 2007 and as reported by the Pink OTC Markets, Inc. for the period February 1, 2007 through January 31, 2009:

Fiscal Year	Fiscal Quarter			Low	High

2008	11/1/2008	-	1/31/2009	$4.98	$7.50
	8/1/2008	-	10/31/2008	$6.00	$17.05
	5/1/2008	-	7/31/2008	$13.65	$19.40
	2/1/2008	-	4/30/2008	$13.42	$17.85

2007	11/1/2007	-	1/31/2008	$14.41	$19.45
	8/1/2007	-	10/31/2007	$14.46	$28.95
	5/1/2007	-	7/31/2007	$17.73	$24.25
	2/1/2007	-	4/30/2007	$18.81	$23.80

2006	11/1/2006	-	1/31/2007	$16.95	$22.60
	8/1/2006	-	10/31/2006	$18.78	$23.34
	5/1/2006	-	7/31/2006	$17.04	$24.35
	2/1/2006	-	4/30/2006	$22.36	$29.64

2005	11/1/2005	-	1/31/2006	$24.33	$28.47
	8/1/2005	-	10/31/2005	$23.47	$27.93
	5/1/2005	-	7/31/2005	$21.33	$25.57
	2/1/2005	-	4/30/2005	$21.75	$26.10

At September 30, 2010, the latest practicable date, the last reported sale price of CTI’s common stock was $6.73 per share and there were approximately 1,217 holders of record of CTI’s common stock. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners.

Dividend Policy

CTI has not declared or paid any cash dividends on its equity securities and currently does not expect to pay any cash dividends in the near future. Any future determination as to the declaration and payment of dividends will be made by CTI’s Board of Directors, in its discretion, and will depend upon our earnings, financial condition, capital requirements and other relevant factors.

In May 2007, Verint entered into a credit facility to partially fund its acquisition of Witness. Verint’s credit facility includes certain restrictive covenants that, among other things, preclude Verint Systems from paying cash dividends to its stockholders, including CTI. In addition, pursuant to its investment agreements, Starhome B.V. is precluded from paying cash dividends to its shareholders without the approval of certain minority shareholders.

Performance Graph

The following performance graph compares the cumulative five-year total return to shareholders from an investment in CTI’s common stock with the cumulative five-year total returns of the S&P 500 Index, S&P 400 Telecommunication Services Index and S&P 500 Communications Equipment Index, assuming a hypothetical investment of $100 in CTI’s common stock and in each index on January 30, 2004 and the reinvestment of any dividends. CTI selected the S&P 400 Telecommunication Services Index for use in this Annual Report; it had previously selected the S&P 500 Communications Equipment Index for inclusion in its last publicly filed performance graph. The S&P 500 Communications Equipment Index is included in this transition year for comparison. CTI believes its business is more closely aligned with the issuers that comprise the S&P 400 Telecommunication Services Index than with those that comprise the S&P 500 Communications Equipment Index. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return
Company/Index	Base Period: January 30, 2004	January 31, 2005	January 31, 2006	January 31, 2007	January 31, 2008	January 31, 2009
Comverse Technology, Inc.	$100	$127.35	$156.07	$111.05	$93.16	$36.01

S&P 500 Index	$100	$106.23	$117.26	$134.27	$131.17	$80.50

S&P 400 Telecommunication Services Index	$100	$113.14	$95.51	$147.10	$131.98	$73.06

S&P 500 Communications Equipment Index	$100	$83.56	$102.77	$107.50	$102.59	$63.01

Securities Authorized for Issuance Under Equity Compensation Plans

For a discussion related to securities authorized for issuance under equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

CTI has not been eligible to register grants of securities made to employees, executive officers and directors of CTI and Comverse under the Securities Act on a registration statement on Form S-8 as CTI is not current in its periodic reporting obligations under the federal securities laws. CTI reported certain sales of unregistered securities in its Current Report on Form 8-K filed with the SEC on April 10, 2009. Subsequent to the filing of that report, CTI granted unregistered DSU awards to certain CTI executive officers and certain CTI and Comverse employees, as described below, in private placements in reliance on exemptions from the registration requirement of the Securities Act afforded by Section 4(2) thereof and unregistered stock options to non-executive employees in reliance on the “no-sale” theory.

From February 1, 2006 through July 31, 2010, CTI granted DSU awards covering an aggregate of 5,129,757 shares of CTI’s common stock and options to purchase an aggregate of 903,300 shares of CTI’s common stock, of which DSU awards covering an aggregate of 3,233,101 shares of CTI’s common stock and options to purchase an aggregate of 711,900 shares of CTI’s common stock, respectively, were outstanding as of July 31, 2010.

Grants of Deferred Stock Awards

Unless otherwise noted:

•

Grants made on March 11, 2010 and March 26, 2010 were made under the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan and all other grants were made under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan;

•	Each DSU represents the right to receive one share of CTI’s common stock at the end of the applicable deferral period;

•

Delivery of shares in settlement of DSU awards granted in the fiscal year ended January 31, 2010 that have vested or will vest in calendar year 2010 and thereafter will be made on the applicable vesting date, subject to accelerated vesting under certain circumstances, provided that, if on any vesting date there is no effective registration statement on Form S-8 in respect of such shares, the delivery of the shares vested on such vesting date will be deferred to the first date following such vesting date on which such shares are the subject of an effective registration statement on Form S-8, but in no event later than March 15 of the year succeeding such vesting date; and

•

Delivery of shares in settlement of DSU awards granted in the fiscal year ending January 31, 2011 that have vested or will vest in calendar year 2011 and thereafter will be made on the applicable vesting date, subject to accelerated vesting under certain circumstances.

Directors

On December 3, 2009, each of the ten non-management members of CTI’s Board of Directors was granted a DSU award for 10,000 shares of CTI’s common stock, constituting an aggregate of 100,000 shares of CTI’s common stock for all such directors. Shares of CTI’s common stock in settlement of each of the DSU awards are scheduled to vest and be delivered on January 1, 2011.

New Hire Grant

On May 28, 2009, CTI’s Board of Directors approved the grant of DSU awards covering 210,000 shares of CTI’s common stock to CTI’s Executive Vice President and Chief Financial Officer. One-third ( 1/3 ) of the DSU award vested on the first anniversary of the executive’s start date, May 26, 2009, and one-third ( 1/3) is scheduled to vest on each of the second and third anniversaries of the executive’s start date. The vesting and delivery of 70,000 shares of CTI’s common stock in settlement of this DSU award was conditioned upon the achievement by CTI and Comverse, Inc. of a specified performance criterion based on pro forma operating income for the fiscal year ended January 31, 2010. As such criterion was not achieved, the portion of the DSU award relating to such 70,000 shares of CTI’s common stock was forfeited.

On February 9, 2010, CTI’s Board of Directors approved the grant of DSU awards covering an aggregate of 35,000 shares of CTI’s common stock to two newly hired employees. One-third ( 1/3) of each of the DSU awards covering 15,000 and 20,000 shares of CTI’s common stock is scheduled to vest on each of the first, second and third anniversaries of the employees’ start dates, January 18, 2010 and February 16, 2010, respectively. Delivery of the shares that will vest in settlement of these awards will be made on the vesting date, subject to accelerated vesting under certain circumstances, provided that, if on any vesting date there is no effective registration statement on Form S-8 in respect of such shares, the delivery of the shares vested on such vesting date will be deferred to the first date following such vesting date on which such shares are the subject of an effective registration statement on Form S-8, but in no event later than March 15 of the year succeeding such vesting date.

On May 27, 2010, CTI’s Board of Directors approved the grant of two DSU awards of 40,000 shares and 30,000 shares to each of the Senior Vice President, Global Services of Comverse, Inc. and the Senior Vice President, Human Resources of Comverse, Inc. upon the commencement of their employment on June 1, 2010 and June 13, 2010, respectively, with vesting on anniversaries of May 31, 2010 and June 13, 2010, respectively. The DSU awards of 40,000 shares are scheduled to vest as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of the applicable vesting commencement date and as to thirty percent (30%) on each of the second and third anniversaries of the applicable vesting commencement date, respectively, subject to accelerated vesting under certain circumstances. The DSU awards of 30,000 shares are scheduled to vest as to one-third (1 /3) on each of the first, second and third anniversaries of the applicable vesting commencement date, subject to accelerated vesting under certain circumstances.

Executive Officer Grants

On April 22, 2009, CTI’s Board of Directors approved the grant of DSU awards covering 420,000 shares and 28,000 shares of CTI’s common stock to CTI’s President and Chief Executive Officer and to its then-Acting General Counsel, respectively. One-third ( 1/3) of the shares covered by such DSU awards vested on April 6, 2010 and one-third ( 1/3) of such shares is scheduled to vest on each of April 6,

2011 and April 6, 2012. The vesting and delivery of 100,000 shares in respect of the settlement of the DSU award granted to CTI’s President and Chief Executive Officer was conditioned upon the achievement by CTI and Comverse, Inc. of a specified performance criterion based on pro forma operating income for the fiscal year ended January 31, 2010. The vesting and delivery of 8,000 shares of CTI’s common stock in respect of the settlement of the DSU award granted to CTI’s then-Acting General Counsel was conditioned upon the achievement by Comverse, Inc. of a specified performance criterion based on pro forma operating income for the fiscal year ended January 31, 2010. As such performance criteria were not achieved, the portions of the DSU awards relating to these shares were forfeited.

On December 3, 2009, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the grant of DSU awards covering 24,000 shares and 12,000 shares of CTI’s common stock to the Executive Vice President, President, Global Sales of Comverse, Inc. and to the Senior Vice President, Global Products and Operations of Comverse, Inc., respectively. The DSU awards are scheduled to vest as to one-third ( 1/3) of the shares covered by such DSU awards on each of the first, second and third anniversaries of the date of grant.

On March 11, 2010, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the grant of DSU awards covering 150,000 shares, 90,000 shares, 90,000 shares and 24,000 shares to the Executive Vice President and Chief Financial Officer, the Senior Vice President, Global Products and Operations of Comverse, Inc., the Senior Vice President, General Counsel and Corporate Secretary and the Chief Accounting Officer, respectively. Each of the DSU awards is scheduled to vest and be delivered as to forty percent (40%) of the shares covered by such DSU awards on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant.

On March 26, 2010, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the grant of a DSU award covering 300,000 shares to CTI’s President and Chief Executive Officer. The DSU award is scheduled to vest and be delivered as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant.

On May 26, 2010, the Compensation and Leadership Committee, pursuant to authority delegated to it by CTI’s Board of Directors, approved the grant of a DSU award covering 130,000 shares to the Executive Vice President, President, Global Sales of Comverse, Inc. The DSU award is scheduled to vest and be delivered as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant.

Employees

On May 9, 2009, CTI’s Board of Directors approved the grant of a DSU award covering 20,000 shares of CTI’s common stock to a Comverse employee. One-third ( 1/3) of the shares covered by such DSU award vested on April 6, 2010 and one-third ( 1/3) of such shares is scheduled to vest on each of April 6, 2011 and April 6, 2012.

On September 15, 2009, CTI’s Board of Directors approved the grant of DSU awards covering an aggregate of 38,000 shares of CTI’s common stock to two Comverse employees. One-third ( 1/3) of each of the DSU awards covering 20,000 and 18,000 shares of CTI’s common stock vested on the first anniversary of April 6, 2009 and September 15, 2009, respectively, and one-third ( 1/3) of the shares covered by each such DSU awards is scheduled to vest on each of the second and third anniversaries of April 6, 2009 and September 15, 2009, respectively.

On December 3, 2009, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the grant of a DSU award covering 10,000 shares of CTI’s common stock to a Comverse employee. The DSU award is scheduled to vest as to one-third ( 1/3) of the shares covered by such DSU award on each of the first, second and third anniversaries of the date of grant.

On March 11, 2010, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved grants of DSU awards covering an aggregate of 324,000 shares of CTI’s common stock to 14 employees. Each of the DSU awards is scheduled to vest and be delivered as to forty percent (40%) of the shares covered by such DSU awards on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant.

On May 26, 2010, the Compensation and Leadership Committee, pursuant to authority delegated to it by CTI’s Board of Directors, approved grants of DSU awards covering an aggregate of 96,000 shares of CTI’s common stock to 5 employees. Each of the DSU awards is scheduled to vest and be delivered as to forty percent (40%) of the shares covered by such DSU awards on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant.

On September 1, 2010, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the grant of two DSU awards of 30,000 shares and 10,000 shares to the Senior Vice President, Business Transformation of Comverse, Inc. The DSU award of 30,000 shares is scheduled to vest as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant, respectively, subject to accelerated vesting under certain circumstances. The DSU award of 10,000 shares is scheduled to vest as to one-third ( 1/3) on each of the first, second and third anniversaries of the date of grant, subject to accelerated vesting under certain circumstances.

Grants of Stock Options

Employees

On May 28, 2009, CTI’s Board of Directors approved a broad-based grant of stock options to purchase 891,300 shares of CTI’s common stock to 117 non-executive employees of CTI and Comverse for compensatory purposes under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan. The stock options have an exercise price of $7.10 per share, the closing price of CTI’s common stock on the date of grant, as quoted on the “Pink Sheets,” and have a three-year vesting schedule. The stock options expire on the tenth anniversary of the date of grant.

On September 15, 2009, CTI’s Board of Directors granted to a CTI employee an option to purchase 12,000 shares of CTI’s common stock at an exercise price of $8.50, representing the closing price of CTI’s common stock on the date of grant, as quoted on the “Pink Sheets,” and have a three-year vesting schedule. The stock options expire on the tenth anniversary of the date of grant.

Issuer Purchases of Equity Securities

CTI reported certain purchases of securities in its Current Report on Form 8-K filed with the SEC on April 10, 2009. In the fiscal years ended January 31, 2009 and 2008, CTI purchased an aggregate of 100,593 shares of CTI’s common stock from certain of its members of the Board of Directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by CTI are deposited in CTI’s treasury. CTI does not have a specific repurchase plan or program. Due to the extended period covered by this Annual Report, the following table provides information regarding CTI’s purchases of its common stock in respect of each month during the period from February 1, 2007 through January 31, 2009 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
December 1, 2007 – December 31, 2007	7,348	$16.43	—	—
January 1, 2008 – January 31, 2008	35,586	$16.45	—	—
April 1, 2008 – April 30, 2008	2,913	$16.90	—	—
November 1, 2008 – November 30, 2008	22,747	$6.20	—	—
December 1, 2008 – December 31, 2008	20,451	$6.02	—	—
January 1, 2009 – January 31, 2009	11,548	$6.29	—	—

Total	100,593	$10.86	—	—

Additionally, on May 15, 2008, CTI repurchased $17,000 aggregate principal amount of convertible debt obligations consisting of Zero Yield Puttable Securities due May 15, 2023 (referred to as the Existing Convertible Debt Obligations) and New Zero Yield Puttable Securities due May 15, 2023 (referred to as the New Convertible Debt Obligations). In accordance with the terms of the indentures, CTI paid $1,000 in cash for each $1,000 principal amount of convertible debt obligations tendered.

Subsequent Events

In March 2009, CTI purchased an aggregate of 8,451 shares of CTI’s common stock at a price of $5.65 per share from one of its former executive officers to cover tax liabilities in connection with the delivery of shares in settlement of her DSU awards.

On May 15, 2009, CTI repurchased $417.3 million aggregate principal amount of convertible debt obligations. In accordance with the terms of the applicable indenture, CTI paid $1,000 in cash for each $1,000 principal amount of convertible debt obligations tendered.

In May 2009, CTI purchased an aggregate of 10,140 shares of CTI’s common stock at a price of $6.75 per share from one of its former executive officers to cover tax liabilities in connection with the delivery of shares in settlement of his DSU awards.

In June 2009, CTI purchased an aggregate of 5,392 shares of CTI’s common stock at a price of $7.60 per share from one of its former employees to cover tax liabilities in connection with the delivery of shares in settlement of his DSU awards.

In December 2009, CTI purchased an aggregate of 21,867 shares of CTI’s common stock at a price of $8.33 per share from one of its former executive officers to cover tax liabilities in connection with the delivery of shares in settlement of his DSU awards.

In December 2009, CTI purchased an aggregate of 2,051 shares of CTI’s common stock at a price of $9.34 per share from one of its executive officers to cover tax liabilities in connection with the delivery of shares upon the vesting of restricted stock.

In February 2010, CTI purchased an aggregate of 6,459 shares of CTI’s common stock at a price of $8.98 per share from one former employee to cover tax liabilities in connection with the delivery of shares in settlement of his DSU awards.

In March 2010, CTI purchased an aggregate of 25,922 shares of CTI’s common stock at a price of $9.04 per share from two of its former executive officers and one member of CTI’s Board of Directors to cover tax liabilities in connection with the delivery of shares in settlement of DSU awards.

In April 2010, CTI purchased an aggregate of 4,817 shares of CTI’s common stock at a price of $9.18 per share from one of its former executive officers to cover tax liabilities in connection with the delivery of shares in settlement of his DSU awards.

In June 2010, CTI purchased an aggregate of 11,938 shares of CTI’s common stock at a price of $8.30 per share from one former employee to cover tax liabilities in connection with the delivery of shares in settlement of DSU awards.

In June 2010, CTI purchased an aggregate of 5,634 shares of CTI’s common stock at a price of $7.80 per share from one of its former executive officers to cover tax liabilities in connection with the delivery of shares in settlement of his DSU awards.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data as of and for the fiscal years ended January 31, 2009, 2008, 2007, 2006 and 2005. The selected consolidated financial data as of and for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 were derived from the consolidated financial statements included in Item 15 of this Annual Report. The selected unaudited consolidated financial data as of and for the fiscal year ended January 31, 2005 were derived from our books and records, and were restated to correct our accounting for stock-based compensation, reserves, revenue recognition, deferred income taxes, income taxes and other accounting adjustments. We refer to these adjustments as the “Prior Period Adjustments.” For a more comprehensive discussion relating to our Investigations and Evaluations and resulting Prior Period Adjustments, see “Explanatory Note” immediately preceding Item 1 of this Annual Report, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prior Period Adjustments” and note 3 to the consolidated financial statements included in Item 15 of this Annual Report.

The comparability of the selected consolidated financial data as of and for the fiscal years ended January 31, 2009, 2008, 2007, 2006 and 2005 has been materially affected primarily by business acquisitions, including Verint’s acquisition of Witness in May 2007 and Comverse’s acquisition of Netcentrex in May 2006 and Kenan in December 2005, impairment of goodwill, intangible assets and short-term investments, in each of the fiscal years ended January 31, 2009 and January 31, 2008, litigation settlement accrual recorded in the fiscal year ended January 31, 2007, our adoption of new accounting standards for stock-based compensation in the fiscal year ended January 31, 2007 and uncertain tax positions in the fiscal year ended January 31, 2008. The selected consolidated financial data presented should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in Item 15 of this Annual Report.

CTI has not amended and does not intend to amend any of its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Prior Period Adjustments. For this reason, the consolidated financial statements previously disclosed in periodic reports filed by CTI for fiscal years and quarters ended on or before October 31, 2005, any related financial information contained in such previously filed reports, and any related reports of CTI’s independent registered public accounting firm, D&T, should not be relied upon.

	Fiscal Years Ended January 31,
	2009 (1)	2008 (1)(2)	2007 (2)(3)	2006 (3)	2005 (4)
					(Restated)
					(UNAUDITED)
Consolidated Statements of Operations Data:	(In thousands, except per share data)
Total revenue	$1,677,439	$1,723,551	$1,431,951	$1,155,006	$875,128
(Loss) income from operations	(209,926)	(421,815)	(389,795)	76,758	(22,014)
Net (loss) income	(320,405)	(373,209)	(313,858)	82,400	(17,078)
(Loss) earnings per share - basic	$(1.57)	$(1.83)	$(1.55)	$0.41	$(0.09)
(Loss) earnings per share - diluted	$(1.57)	$(1.84)	$(1.55)	$0.38	$(0.09)

	As of January 31,
	2009	2008 (5)	2007 (6)	2006 (7)	2005 (4)
					(Restated)
					(UNAUDITED)
Consolidated Balance Sheets Data:	(In thousands)
Total assets	3,748,268	4,169,488	3,726,290	$3,669,656	$3,329,456
Indebtedness, including current maturities (8)	1,044,477	1,031,751	426,793	429,943	518,254
Shareholders’ equity	653,258	980,224	1,493,433	1,708,172	1,553,328
Accumulated deficit (9)	(1,257,859)	(937,454)	(489,869)	(176,011)	(258,411)

(1)	Includes the results of operations of Witness (i) for the entire fiscal year ended January 31, 2009 and (ii) since its acquisition by Verint in May 2007 for the fiscal year ended January 31, 2008. See note 7 to the consolidated financial statements included in Item 15 of this Annual Report.

(2)	Includes the results of operations of Netcentrex (i) for the entire fiscal year ended January 31, 2008 and (ii) since its acquisition by Comverse in May 2006 for the fiscal year ended January 31, 2007. See note 7 to the consolidated financial statements included in Item 15 of this Annual Report.

(3)

Includes the results of operations of Kenan (i) for the entire fiscal year ended January 31, 2007 and (ii) since its acquisition by Comverse in December 2005 for the fiscal year ended January 31, 2006. See note 7 to the consolidated financial statements included in Item 15 of this Annual Report.

(4)	Consolidated balance sheets data and consolidated statements of operations data as of and for the fiscal year ended January 31, 2005 have been restated. See “—Restatement of Selected Financial Data (Fiscal Year Ended January 31, 2005).”

(5)	Includes the balance sheet data of Witness which was acquired by Verint in May 2007.

(6)	Includes the balance sheet data of Netcentrex which was acquired by Comverse in May 2006.

(7)	Includes the balance sheet data of Kenan which was acquired by Comverse in December 2005.

(8)

Includes (i) outstanding borrowings under a $665.0 million secured credit facility entered into by Verint in connection with its acquisition of Witness in May 2007 and (ii) $419.5 million aggregate principal amount of CTI’s convertible debt obligations outstanding as of January 31, 2009 and 2008, and $419.6 million and $419.8 million aggregate principal amount of such convertible debt obligations outstanding as of January 31, 2007 and January 31, 2006, respectively. See note 13 to the consolidated financial statements included in Item 15 of this Annual Report. In May 2009, CTI repurchased $417.3 million aggregate principal amount of such convertible debt obligations at a purchase price equal to such principal amount in accordance with the provisions of the indenture governing such obligations. In May 2009 and May 2010, Verint made mandatory “excess cash flow” payments of its term loan of $4.1 million and $22.1 million, respectively. See note 27 to the consolidated financial statements included in Item 15 of this Annual Report.

(9)	CTI has not declared a dividend during the fiscal years presented.

Restatement of Selected Financial Data (Fiscal Year Ended January 31, 2005)

The following tables present, by category, the Prior Period Adjustments made to certain previously reported selected consolidated financial data as of and for the fiscal year ended January 31, 2005. For more information regarding the Prior Period Adjustments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prior Period Adjustments” and note 3 to the consolidated financial statements included in Item 15 of this Annual Report.

	Fiscal Year Ended January 31, 2005
		Prior Period Adjustments
Consolidated Statement of Operations Data:	As Previously Reported	Phase I (1)	Phase II (2)	Revenue Recognition (3)	Other (4)	Income Taxes (5)	Minority Interest (6)	Total	As Restated
(UNAUDITED)	(In thousands, except per share data)
Total revenue	$959,442	$—	$—	$(84,314)	$—	$—	$—	$(84,314)	$875,128
Income (loss) from operations	46,933	(3,087)	(328)	(55,442)	(10,090)	—	—	(68,947)	(22,014)
Net income (loss)	57,330	(3,145)	(394)	(61,042)	(10,316)	619	(130)	(74,408)	(17,078)
Earnings (loss) per share - basic	$0.29								$(0.09)
Earnings (loss) per share - diluted	$0.28								$(0.09)

	As of January 31, 2005
		Prior Period Adjustments
Consolidated Balance Sheet Data:	As Previously Reported	Phase I (1)	Phase II (2)	Revenue Recognition (3)	Other (4)	Income Taxes (5)	Minority Interest (6)	Total	As Restated
(UNAUDITED)				(In thousands)
Total assets	$2,925,286	$182	$(8,041)	$103,939	$308,090	$—	$—	$404,170	$3,329,456
Indebtedness	507,913	—	—	—	10,341	—	—	10,341	518,254
Shareholders’ equity	1,794,029	(3,048)	3,019	(487,924)	250,436	(20,651)	17,467	(240,701)	1,553,328
Retained earnings (accumulated deficit)	497,229	(268,476)	3,022	(485,379)	(1,623)	(20,651)	17,467	(755,640)	(258,411)

(1)	Consists of adjustments reflecting additional compensation expense resulting from (i) corrections of stock option grant measurement dates and corrections of other errors in accounting for stock-based compensation from the fiscal year ended December 31, 1991 through the fiscal year ended January 31, 2005 relating to CTI’s stock options granted to our employees, including employees of Verint and Ulticom, and (ii) correction of errors in accounting for stock-based compensation relating to stock option grants made by Ulticom, Inc.

(2)

Consists of adjustments to correct the inappropriate creation and release of reserves from the fiscal year ended December 31, 1996 through the fiscal year ended January 31, 2004 identified at CTI, Verint and Ulticom. In the Investigations, misclassification for certain expenses and the intentional inaccurate presentation of backlog were also identified. The reclassification of expenses and backlog adjustments did not impact income (loss) from operations, net income (loss) or retained earnings (accumulated deficit).

(3)

Consists of adjustments made to appropriately recognize revenue in accordance with U.S. GAAP for the fiscal year ended January 31, 2000 through the fiscal year ended January 31, 2005, resulting from the Evaluations of recognition of revenue in accordance with the American Institute of Certified Public Accountants’ SOP No. 97-2, Software Revenue Recognition, including the assessment of VSOE of fair value.

(4)	Consists of adjustments made to correct accounting errors as of January 31, 2005, that did not relate to the Investigations or Evaluations, including adjustments to total assets and shareholders’ equity primarily relating to a reduction in the deferred income tax valuation allowance associated with net operating losses generated by stock compensation expense and adjustments to retained earnings for errors related to allowance for doubtful accounts, accrued bonuses and sales commissions, accruals for restructuring initiatives, goodwill, Value Added Tax (or VAT) and write off of certain deferred financing fees.

(5)	Consists of adjustments made to correct errors related to certain historical tax positions and to reflect the tax effect on the aforementioned Prior Period Adjustments at CTI and its subsidiaries.

(6)	Consists of adjustments made to reflect the impact of the aforementioned Prior Period Adjustments on minority interests in CTI’s majority-owned subsidiaries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the section entitled “Explanatory Note” immediately preceding Item 1 of this Annual Report, Item 1, “Business,” Item 6, “Selected Financial Data” and the consolidated financial statements and related notes included in Item 15 of this Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future financial performance, that involve risks and uncertainties. See “Forward-Looking Statements” on page ii of this Annual Report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Financial Performance in Subsequent Fiscal Periods,” Item 1A, “Risk Factors” and elsewhere in this Annual Report.

Unless otherwise stated, all financial information presented in this discussion and analysis relates to fiscal years ended January 31, 2009, 2008, 2007 and 2006. The financial data as of such dates and for such fiscal years were derived from the consolidated financial statements included in Item 15 of this Annual Report. The consolidated financial statements for such fiscal years reflect the effect of adjustments to prior periods (referred to as the Prior Period Adjustments) as discussed below under “—Prior Period Adjustments” and in note 3 to the consolidated financial statements included in Item 15 of this Annual Report. Percentages and amounts within this section may not recalculate precisely due to rounding differences. Certain financial information is presented herein as of July 31, 2010, the latest available balance sheet date. CTI intends to file, as soon as practicable, its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and such Quarterly Reports on Form 10-Q that may be required for it to become current in its periodic reporting obligations under the federal securities laws as soon as practicable.

Investors are cautioned that our past results through January 31, 2009 are not indicative of our performance in any subsequent fiscal period. See “Cautionary Note Regarding Performance in Subsequent Fiscal Periods.”

This discussion and analysis includes the following sections:

•

OVERVIEW, which summarizes our structure and management, our consolidated revenue and the performance of our business segments during the periods covered by this Annual Report, significant events that impacted our overall business and business segments during these periods, and the key developments, trends, challenges and uncertainties of our business segments;

•

RESULTS OF OPERATIONS, which provides a comparative discussion and analysis of our consolidated results of operations and, because management views and analyzes our business through its segments, a discussion and analysis of the results of operations of each of our segments (in each case, for the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008, the fiscal year ended January 31, 2008 compared to the fiscal year ended January 31, 2007, and the fiscal year ended January 31, 2007 compared to the fiscal year ended January 31, 2006). In addition, we discuss trends, events and uncertainties management currently believes are reasonably likely to have a material effect on future operational results;

•

LIQUIDITY AND CAPITAL RESOURCES, which provides an overview of recent liquidity developments, our liquidity and capital resources, including cash, and cash equivalents, cash flows, liquidity of investments, indebtedness, investments in securities portfolio, restructuring initiatives, guarantees, liens and restrictions on access to subsidiary cash, investment in Verint Systems’ preferred stock and liquidation preference in Starhome B.V.;

•

SIGNIFICANT SUBSEQUENT EVENTS, which discusses certain significant events that occurred subsequent to January 31, 2009 that have had a significant impact on our results of operations, capital resources or future liquidity needs;

•	OFF-BALANCE SHEET ARRANGEMENTS, which discloses certain material off-balance sheet arrangements;

•	CONTRACTUAL OBLIGATIONS, which discusses long-term debt and other long-term and short-term contractual obligations of our company as of January 31, 2009;

•	CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS, which discusses our accounting policies that require significant management judgment, assumptions and estimates;

•	RECENT ACCOUNTING PRONOUNCEMENTS, which describes accounting standards which we may be required to implement in future; and

•

PRIOR PERIOD ADJUSTMENTS, which discusses the adjustments recorded to correct our consolidated historical financial information prior to February 1, 2005, primarily as a result of the Investigations and Evaluations.

OVERVIEW

Structure and Management of CTI and Its Subsidiaries

CTI is a holding company that conducts business through its subsidiaries, principally, Comverse, Inc., Verint Systems, Ulticom, Inc. and Starhome B.V. CTI’s reportable segments are:

Comverse. The Comverse segment is comprised of Comverse, Inc., a wholly-owned subsidiary of CTI, and its subsidiaries.

Verint. The Verint segment is comprised of Verint Systems and its subsidiaries. As of August 31, 2010, CTI held 53.5% of the outstanding shares of Verint Systems’ common stock and 100% of the outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, of Verint Systems (or the preferred stock). The preferred stock does not currently confer on CTI voting rights and is not currently convertible into Verint Systems’ common stock. The preferred stock will have voting rights and become convertible into shares of Verint Systems’ common stock upon approval of the issuance of the underlying shares by Verint Systems’ stockholders. A special meeting of Verint Systems’ stockholders is scheduled to be held on October 5, 2010 to obtain such approval and, because CTI intends to vote its shares of Verint Systems’ common stock in favor, such approval is assured. If the preferred stock was convertible as of August 31, 2010, CTI would have held approximately 64.1% of Verint Systems’ outstanding shares of common stock as of such date. As previously disclosed, CTI commenced initiatives to improve its cash position, including the potential sale of up to 2.8 million shares of Verint Systems’ common stock in a registered offering. If CTI pursues such a sale, it is contemplated that any registered offering will be completed only after the issuance of the shares of Verint Systems’ common stock underlying the preferred stock is approved by Verint Systems’ stockholders. Accordingly, CTI expects to continue to hold a majority interest in Verint Systems following the completion of any such registered offering. The common stock of Verint Systems is publicly traded and Verint Systems files separate periodic and current reports with the SEC, which are available on its Web site, www.verint.com, and on the SEC’s Web site at www.sec.gov.

Ulticom. The Ulticom segment is comprised of Ulticom, Inc. and its subsidiaries. As of August 31, 2010, CTI held 66.4% of Ulticom, Inc.’s outstanding shares of common stock. The common stock of Ulticom, Inc. is publicly traded and Ulticom, Inc. files separate periodic and current reports with the SEC, which are available on its Web site, www.ulticom.com, and on the SEC’s Web site at www.sec.gov.

All Other. The All Other segment is comprised of Starhome B.V. and its subsidiaries, miscellaneous operations and CTI’s holding company operations. As of August 31, 2010, CTI held 64.1% of Starhome B.V., a privately-held company. In addition, CTI expects to receive shares representing 2.5% of Starhome B.V.’s outstanding share capital previously owned by Mr. Alexander in accordance with the terms of the settlement agreement of the shareholder derivative actions. For a more detailed discussion of the settlement agreement, see Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—Settlement Agreements.”

CTI’s management is directly responsible for the day-to-day operations of Comverse, Inc. and reports to the CTI’s Board of Directors. CTI views its majority-owned subsidiaries and their operations to be separate and independent from Comverse, Inc. and each other. Accordingly, each of CTI’s majority-owned subsidiaries has separate management that is responsible for its day-to-day operations. Certain CTI officers serve as members of the boards of directors of CTI’s majority-owned subsidiaries and currently constitute a majority of each of such boards. No member of CTI’s Board of Directors currently serves on the board of directors of any of CTI’s majority-owned subsidiaries except for Mr. Dahan, CTI’s director, President and Chief Executive Officer, who serves as the Chairman of the board of directors of each of Verint Systems, Ulticom, Inc. and Starhome B.V.

CTI’s consolidated balance sheets reflect the cash and cash equivalents held by its majority-owned subsidiaries and the indebtedness incurred by such subsidiaries. CTI does not view its majority-owned subsidiaries’ cash and cash equivalents as readily accessible to it and does not guarantee their indebtedness. CTI may receive cash from a majority-owned subsidiary primarily through dividends to the extent paid by the subsidiary to all of such subsidiary’s shareholders, including its minority shareholders. For example, in April 2009, Ulticom, Inc. paid a special cash dividend of $199.6 million to its shareholders, including CTI, of which $64.3 million was paid to Ulticom, Inc.’s minority shareholders. Verint Systems, however, is precluded from paying cash dividends to CTI under its credit facility and Starhome B.V. may not pay cash dividends without the approval of certain minority shareholders under its investment agreements. CTI’s management evaluates the financial results of each of its segments and, based on those evaluations, may allocate resources if considered to be in the best interests of CTI and the segment. Although each segment is separate and independent, CTI may take action to support the achievement of the business goals of a segment. For example, in May 2007, CTI invested in preferred stock of Verint Systems for an aggregate purchase price of $293.0 million to finance, in part, Verint’s acquisition of Witness.

Financial Highlights

Consolidated Total Revenue

Consolidated total revenue over the fiscal years covered by this Annual Report grew from $1.16 billion for the fiscal year ended January 31, 2006 to $1.72 billion for the fiscal year ended January 31, 2008, and then declined slightly to $1.68 billion for the fiscal year ended January 31, 2009. The increase in consolidated total revenue for the three fiscal years in the period ended January 31, 2008 was primarily attributable to the increase in revenue experienced by our Comverse and Verint segments during such fiscal years principally as a result of acquisitions and, to a lesser extent, from continuing growth in sales of their then-existing products and services (referred to as organic growth). The decline in consolidated total revenue for the fiscal year ended January 31, 2009 was primarily attributable to a 15.7% decrease in Comverse’s revenue partially offset by a 25.3% increase in Verint’s revenue.

During the fiscal years covered by this Annual Report, we experienced a change in the relative contributions of the Comverse and Verint segments to our consolidated total revenue, with Verint’s contribution increasing year-over-year, in large part due to its acquisition of Witness. Comverse’s revenue as a percentage of consolidated total revenue declined from 68.7% for the fiscal year ended January 31, 2006 to 54.7% for the fiscal year ended January 31, 2009. Conversely, Verint’s revenue as a percentage of consolidated total revenue increased from 24.1% for the fiscal year ended January 31, 2006 to 39.9% for the fiscal year ended January 31, 2009. This trend continued in the fiscal year ended January 31, 2010.

Segment Performance

We evaluate our business by assessing the performance of each of our segments. CTI’s Chief Executive Officer is its chief operating decision maker. We use segment performance, as defined below, as our primary basis for assessing the financial results of the segments and the allocation of resources. Segment performance, as we define it in accordance with Statement of Financial Accounting Standards (or SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, is not necessarily comparable to other similarly titled captions of other companies. Segment performance, as defined by management, represents operating results of a segment without the impact of significant expenditures incurred by the segment in connection with the Investigations and Evaluations and the efforts to become current in periodic reporting obligations under the federal securities laws, certain non-cash charges, and certain other insignificant charges.

Segment performance is defined by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees (as defined under “–Significant Events–Capital Resources–Professional Fees” below); (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other insignificant charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with (a) the Investigations and Evaluations, (b) the identification, measurement and recording of the Prior Period Adjustments and (c) our efforts to become current in our periodic reporting obligations under the federal securities laws. For additional information on how we apply segment performance to evaluate the operating results of our segments for each of the fiscal years ended January 31, 2009, 2008, 2007 and 2006, see notes 1 and 23 to the consolidated financial statements included in Item 15 of this Annual Report.

In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of (loss) income from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Comverse’s segment performance for the fiscal years ended January 31, 2009, 2008, 2007 and 2006, the presentation of segment revenue gives effect to a segment revenue adjustment reflecting the elimination of the negative impact on revenue attributable to a patent litigation settlement. In addition, in calculating Verint’s segment performance for the fiscal years ended January 31, 2009 and 2008, the presentation of segment revenue gives effect to segment revenue adjustments related to acquisitions that represent (1) the impact of fair value adjustments required under U.S. GAAP relating to acquired customer support contracts that would have otherwise been recognized as revenue on a standalone basis and (2) certain sales concession adjustments relating to accounts receivable balances that existed prior to the acquisition date, in each case, with respect to the acquisition of Witness in May 2007. For a more detailed presentation of revenue before and after the segment performance adjustments made for each of fiscal years 2009, 2008, 2007 and 2006, see “—Results of Operations” and note 23 to the consolidated financial statements included in Item 15 of this Annual Report.

The following table presents, for the fiscal years ended January 31, 2009, 2008, 2007 and 2006, segment revenue, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our segments:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
	(Dollars in thousands)

Comverse
Segment revenue	$925,244	$1,098,209	$975,516	$797,615
Segment performance	$(20,530)	$39,847	$13,970	$87,153
Segment performance margin	(2.2)%	3.6%	1.4%	10.9%

Verint
Segment revenue	$675,434	$571,797	$368,778	$278,754
Segment performance	$120,423	$75,409	$25,520	$17,081
Segment performance margin	17.8%	13.2%	6.9%	6.1%

Ulticom
Segment revenue	$53,047	$59,010	$63,593	$60,632
Segment performance	$282	$(390)	$12,026	$14,935
Segment performance margin	0.5%	(0.7)%	18.9%	24.6%

All Other
Segment revenue	$41,597	$47,741	$39,214	$28,357
Segment performance	$(23,672)	$(31,660)	$(14,350)	$(19,214)
Segment performance margin	(56.9)%	(66.3)%	(36.6)%	(67.8)%

Comverse

Segment Revenue. Comverse experienced increases in segment revenue during the fiscal years ended January 31, 2007 and 2008 followed by a decline during the fiscal year ended January 31, 2009. The increases in segment revenue for the fiscal years ended January 31, 2007 and 2008 were attributable to organic growth (representing 5.0% and 64.8% of the increase in segment revenue for such fiscal years, respectively), with the remaining increases in segment revenue attributable to acquisitions, primarily Kenan and Netcentrex. Comverse’s organic revenue growth coincided with growth in its telecommunications service provider customers’ subscriber base and capital spending budgets. Segment revenue for the fiscal year ended January 31, 2007 increased by 22.3% compared to the prior year, largely as a result of the inclusion of the results of operations of Kenan for the entire fiscal year compared to the inclusion of its results of operations for the prior fiscal year from the date of its acquisition in December 2005 and, to a lesser extent, the inclusion of the results of operations of Netcentrex from the date of its acquisition in May 2006. In the fiscal year ended January 31, 2009, Comverse experienced a significant decrease in segment revenue compared to the prior fiscal year mainly due to the decline in the global economy. As a result of the decline in the global economy, many of Comverse’s customers experienced significant declines in revenues and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of Comverse’s customers have implemented cost cutting measures, including more closely monitoring their operating expenses and capital investment budgets. This resulted in reduced demand for Comverse’s products, services and solutions, longer customer purchasing decisions and pricing pressures. Along with the challenging macroeconomic conditions, the rate of growth in the subscriber base of Comverse’s telecommunication service provider customers began to moderate and capital spending by customers began to contract, reflecting the relative maturation of the wireless industry (particularly as it relates to voice-based services such as voicemail) and increased competition with respect to certain of Comverse’s product lines from low-cost providers. Comverse’s segment revenue continued to decline in the fiscal year ended January 31, 2010.

Segment Performance. Comverse experienced a decrease in segment performance and segment performance margin for the fiscal year ended January 31, 2007 compared to the prior fiscal year. The decrease was primarily attributable to lower margins and higher operating expenses due to a slower than planned integration process of the Kenan and Netcentrex acquisitions, only partially offset by an increase in segment revenue. In the fiscal year ended January 31, 2008, Comverse experienced an increase in segment performance compared to the prior fiscal year. The increase was primarily attributable to growth in segment revenue exceeding the increase in segment expenses. In the fiscal year ended January 31, 2009, Comverse experienced a significant decrease in segment performance compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to the rapid decline in segment revenue, which was partially offset by lower cost of revenue and personnel-related costs. Comverse continues to experience pricing pressures and contracting margins due to intense competition from low-cost competitors and the shift in the relative mix of its business from higher margin licensing revenue to lower margin professional services required to implement and provide maintenance for Comverse’s increasingly complex projects. Comverse’s margins continued to contract in the fiscal year ended January 31, 2010. Comverse continues to focus its efforts on reducing its operating costs, including its delivery cost structure, to increase margins and enhance its competitive market position. As part of these efforts, Comverse commenced a plan to restructure its operations with a view toward aligning operating costs and expenses with anticipated revenue. Comverse intends to commence the first phase of its restructuring plan, expected to reduce annualized operating costs by at least $45.0 million, in October 2010 and implement a second phase of measures, expected to result in a similar reduction of annualized operating costs upon implementation, over the next 12 to 18 months.

Verint

Segment Revenue. Verint experienced growth in segment revenue in each of the fiscal years covered by this Annual Report. The growth in segment revenue for the fiscal years ended January 31, 2007 and 2008 was primarily attributable to increases in sales of Verint’s products and services and increases in revenue attributable to acquisitions, including a significant increase following Verint’s acquisition of Witness in May 2007. Verint’s segment revenue growth in the fiscal year ended January 31, 2009 was primarily attributable to the inclusion of the results of operations of Witness for the entire fiscal year compared to the inclusion of its results of operations for the prior fiscal year from the date of acquisition in May 2007, and, to a lesser extent, Verint’s organic growth. Verint’s segment revenue continued to grow in the fiscal year ended January 31, 2010 from the prior fiscal year.

Segment Performance. Verint experienced growth in segment performance in each of the fiscal years covered by this Annual Report. The continued increase in segment performance was primarily attributable to increases in segment revenue partially offset by increases in segment expenses. In addition, Verint’s segment performance margin increased in all fiscal years presented but exhibited significant expansion after the acquisition of Witness in May 2007 which increased the software license portion of Verint’s product mix, which in turn, increased Verint’s gross margins and provided Verint with more recurring maintenance revenue. Verint’s segment performance continued to increase in the fiscal year ended January 31, 2010. Additional information with respect to Verint’s results of operations for fiscal year ended January 31, 2010 may be found in its Annual Report on Form 10-K for such fiscal year filed on May 19, 2010.

Ulticom

Segment Revenue. In the fiscal year ended January 31, 2007, Ulticom experienced an increase in segment revenue compared to the prior fiscal year. The increase was primarily attributable to a higher volume of sales and deployments of its products by its customers. In each of the fiscal years ended January 31, 2008 and 2009, Ulticom experienced declines in segment revenue compared to the preceding fiscal year. The declines were primarily attributable to reduced demand for Ulticom’s products due to declines in capital spending by companies operating in the telecommunications industry, pricing pressures and industry consolidation, a trend that continued in the fiscal year ended January 31, 2010.

Segment Performance. In each of the fiscal years ended January 31, 2007 and 2008, Ulticom experienced a decline in segment performance compared to the preceding fiscal year. The decline in the fiscal year ended January 31, 2007 was primarily attributable to increases in operating expenses exceeding segment revenue growth. The decline in the fiscal year ended January 31, 2008 was primarily attributable to a decrease in segment revenue due to pricing pressures and industry consolidation combined with increased costs related to an investment in sales and marketing activities. In the fiscal year ended January 31, 2009, Ulticom experienced a modest increase in segment performance compared to the prior fiscal year. The increase was primarily attributable to the decline in expenses more than offsetting the decline in segment revenue. Ulticom’s segment performance continued to increase in the fiscal year ended January 31, 2010. Additional information with respect to Ulticom’s results of operations for the fiscal year ended January 31, 2010 may be found in its Annual Report on Form 10-K for such fiscal year filed on April 20, 2010.

All Other

Segment Revenue. Segment revenue was primarily generated by Starhome. Segment revenue increased during the fiscal years ended January 31, 2007 and 2008. For the fiscal year ended January 31, 2007, such increase was primarily attributable to services rendered in connection with the deployment of Starhome’s new family of roaming products. For the fiscal year ended January 31, 2008, segment revenue increased due to Starhome’s revenue growth which was attributable to increased revenue from its products and services. Segment revenue declined in the fiscal year ended January 31, 2009 compared to the prior fiscal year primarily due to the divestiture of an insignificant subsidiary. Segment revenue continued to decline in the fiscal year ended January 31, 2010.

Segment Performance. In the fiscal year ended January 31, 2007, segment performance loss decreased compared to the prior fiscal year. The decrease in segment performance loss was primarily attributable to an improvement in Starhome’s performance as a result of amortization of deferred revenue associated with sales arrangements entered into in prior fiscal years. In the fiscal year ended January 31, 2008, segment performance loss increased compared to the prior fiscal year. The increase was primarily attributable to an increase in CTI’s expenses related to personnel-related costs and professional fees only partially offset by increased segment revenue generated by Starhome. In the fiscal year ended January 31,

2009, segment performance loss decreased compared to the prior fiscal year. The decrease was primarily attributable to declines in the operating expenses of CTI, Starhome and other insignificant subsidiaries more than offsetting the decline in segment revenue.

Significant Events

Acquisitions

As part of its corporate strategy, CTI continuously evaluates opportunities to support the growth of Comverse and its majority-owned subsidiaries, including through acquisitions. Consistent with this strategy, CTI and its subsidiaries completed several significant acquisitions since January 31, 2005:

•	In December 2005, Comverse acquired Kenan for approximately $244.6 million in cash and $6.4 million in acquisition costs to expand its presence in the communication service provider billing market;

•	In May 2006, Comverse acquired Netcentrex for approximately $171.8 million in cash and $1.6 million in acquisition costs to broaden its presence in the VoIP communications service provider market; and

•

In May 2007, Verint completed the acquisition of Witness for approximately $1,070.3 million and $14.8 million in acquisition costs to expand its business in the enterprise workforce-optimization market. CTI supported the acquisition by investing $293.0 million in Verint’s preferred stock, with the balance funded by Verint’s incurrence of indebtedness and available cash of Verint and Witness.

In addition, our subsidiaries acquired several other smaller companies. Specifically, Comverse acquired Netonomy, Inc (or Netonomy) in September 2006 and Verint acquired Opus Group LLC (or Opus) in September 2005, certain assets of MultiVision Holdings Limited (or MultiVision) in January 2006, CM Insight Limited (or CM Insight) in February 2006, Mercom Systems, Inc. (or Mercom) in July 2006, ViewLinks Euclipse, Ltd. (or ViewLinks) in February 2007 and Iontas Limited (or Iontas) in February 2010. For a more detailed discussion, see notes 7 and 27 to the consolidated financial statements included in Item 15 of this Annual Report.

These acquisitions were part of our strategy to improve the acquiring segment’s market position, broaden product offerings and technology and acquire personnel expertise in important areas of such segment’s business. Verint’s acquisition of Witness enabled our Verint segment to increase both segment revenue and segment performance while increasing market share in the important customer service and workforce optimization market. Comverse’s acquisition of Kenan has provided Comverse with the ability to increase the segment’s prepaid/postpaid billing product offerings and the Netcentrex acquisition was intended to broaden Comverse’s positioning in the VOIP service provider market. However, during the fiscal year ended January 31, 2008, the Netcentrex reporting unit of our Comverse segment experienced a decrease in its results compared to its prior performance. In addition, Netcentrex experienced a significant reduction in orders from its key customer during the second quarter of the fiscal year ended January 31, 2009. These factors adversely affected the projected future cash flows and the estimated fair value of the Netcentrex reporting unit. As a result, we recorded non-cash, pre-tax goodwill impairment charges of approximately $21.4 million and $135.1 million for the fiscal years ended January 31, 2009 and 2008, respectively. In connection with the testing of goodwill, we also tested the long-lived assets of Netcentrex. As a result, we recorded non-cash, pre-tax impairment charges of $27.0 million and $10.0 million for the fiscal years ended January 31, 2009 and 2008, respectively. These charges reflect the impairment of substantially all of the reporting unit’s goodwill and intangible assets. For a more detailed discussion of such impairments, see “—Results of Operations,” “—Critical Accounting Estimates and Judgments—Recoverability of Goodwill” and “—Critical Accounting Estimates and Judgments—Impairment of Long-Lived Assets.”

Indebtedness

The principal indebtedness incurred during the four fiscal years covered by this Annual Report relates to Verint entering into a $675.0 million secured financing arrangement, comprised of a seven-year $650.0 million term loan facility and a six-year $25.0 million revolving credit facility, in connection with its acquisition of Witness in May 2007. Subsequently, the $25.0 million revolving credit facility was reduced to $15.0 million following the bankruptcy of Lehman Brothers, which had been one of the lenders and the termination of its commitment under the credit facility. Verint made an optional prepayment of $40.0 million in July 2007 and made mandatory “excess cash flow” payments of its term loan of $4.1 million and $22.1 million in May 2009 and May 2010, respectively. In November 2008, Verint borrowed $15.0 million under the revolving credit facility. As of July 31, 2010 and January 31, 2009, Verint had $583.2 million and $610.0 million of borrowings outstanding under the term loan, respectively, and $15.0 million outstanding under the revolving credit facility as of each of such dates. The credit facility prohibits Verint Systems from paying cash dividends to its stockholders, including CTI.

In July 2010, Verint entered into an amendment to its credit facility to (i) change the method of calculation of the applicable interest rate margin to be based on Verint’s consolidated leverage ratio from time to time, (ii) add a 1.50% LIBOR floor, (iii) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the credit facility from $50.0 million to $200.0 million, (iv) make certain changes to the negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (v) increase the revolving credit facility to $75.0 million. In addition, in July 2010, Verint terminated its interest rate swap agreement and, in connection with such termination, paid approximately $21.7 million to the counterparty. For additional discussion, see “—Significant Subsequent Events.”

As of January 31, 2009, CTI had $419.5 million aggregate principal amount of convertible debt obligations outstanding, which included $417.4 million aggregate principal amount of New Convertible Debt Obligations. Under the terms of the applicable indenture, CTI had an obligation to offer to purchase for cash all of its outstanding New Convertible Debt Obligations on May 15, 2009 at a purchase price equal to the principal amount of such securities. On May 15, 2009, CTI completed a tender offer in which it purchased, using available cash, $417.3 million aggregate principal amount of New Convertible Debt Obligations. We believe investors tendered New Convertible Debt Obligations because such securities did not bear interest and CTI’s stock price was significantly lower than the conversion price per share of the New Convertible Debt Obligations.

Investigations and Evaluations

CTI and its subsidiaries did not operate under ordinary business conditions during the four fiscal years covered by this Annual Report.

As discussed more fully in the section entitled “Explanatory Note” immediately preceding Item 1 of this Annual Report, the Investigations began in March 2006. CTI’s Board of Directors was reconstituted following the commencement of the Special Committee’s Phase I Investigation and ten of the current 11 directors joined the Board of Directors following the commencement of such investigation. In April 2006, the employment of CTI’s Chairman and Chief Executive Officer, Chief Financial Officer and Senior General Counsel was terminated due to allegations of fraud. CTI was managed, at times, by interim executive officers, with CTI’s current President and Chief Executive Officer and Chief Financial Officer having been appointed in April 2007 and May 2009, respectively. With the exception of the termination of employment of the former Chief Financial Officer of Verint, the senior managements of Verint and Ulticom, however, did not change.

During the fiscal periods covered by this Annual Report, senior management of each of CTI, Verint and Ulticom was required to focus considerable time and attention to matters related to the Investigations and Evaluations, including the multi-year process of completing their respective consolidated financial statements and becoming current in their periodic reporting obligations, the development and implementation of remedial measures related to material weaknesses in internal control over financial reporting, SEC civil actions against each of CTI, Verint Systems and Ulticom, Inc. arising out of the SEC’s investigations of their respective historical stock option grant practices and certain unrelated accounting matters, which actions were settled, and in the case of CTI, shareholder class action, shareholder derivative actions and other proceedings related to the Investigations.

On March 16, 2009, CTI disclosed that its Audit Committee was conducting an investigation at Comverse of alleged improper payments potentially in violation of the Foreign Corrupt Practices Act (referred to as the FCPA) or other laws of the United States and other countries, which matter is also being investigated by the SEC. The Audit Committee is providing information to, and cooperating fully with, the SEC and the DOJ with respect to its findings of its internal investigation into the alleged improper payments and the existing and prior arrangements with Comverse’s sales agents. In addition, in March 2010, the SEC initiated administrative proceedings pursuant to Section 12(j) of the Exchange Act against each of CTI and Verint Systems to suspend or revoke the registration of their respective common stock arising out of the inability of CTI and the previous inability of Verint Systems to timely file their respective periodic reports. On May 28, 2010, Verint Systems entered into an agreement in principle with the SEC’s Division of Enforcement to settle the Section 12(j) administrative proceeding, which agreement was subject to approval by the SEC. On June 18, 2010, Verint Systems satisfied the requirements of such agreement and, on July 28, 2010, the SEC issued an order dismissing the Section 12(j) administrative proceeding against it.

On July 22, 2010, the Administrative Law Judge in the Section 12(j) administrative proceeding against CTI issued an initial decision to revoke the registration of CTI’s common stock. The initial decision does not become effective until the SEC issues a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule with any final briefs due by November 1, 2010. Following any adverse determination by the SEC, if issued, CTI would have the ability to file with the SEC a motion for reconsideration of the final order and a motion to stay the final order pending judicial review, and to appeal the final order to the Court of Appeals. Although the SEC has granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, CTI cannot at this time predict the outcome of such review or any appeal therefrom.

The inability of CTI, Verint Systems and Ulticom, Inc. to become current in their respective periodic reporting obligations under the federal securities laws during the fiscal years covered by this Annual Report limited the information that they were able to provide to the public, their investors and other interested parties, including customers and certain lenders. Furthermore, such inability to become current limited their ability to use equity incentives to attract, retain and motivate their employees and required them to generally restrict the exercise of options and the resale of equity securities by employees in compliance with the federal securities laws. Such inability to become current restricted their ability to raise capital through the issuance of equity or debt securities, use equity securities for acquisitions of complementary companies and businesses and engage in other strategic transactions. Such inability to become current also rendered CTI, Verint Systems and Ulticom, Inc. unable to comply with the listing standards of NASDAQ resulting in each company’s common stock being de-listed from NASDAQ. After Ulticom, Inc. and Verint Systems became current in their periodic reporting obligations under the federal securities laws, their common stock was relisted on NASDAQ on November 25, 2009 and July 6, 2010, respectively. Management believes that these factors may have had an adverse impact on our business relationships and our performance during the fiscal periods covered by this Annual Report and thereafter. After it becomes current in its periodic reporting obligations under the federal securities laws, CTI intends to apply for the relisting of its common stock on NASDAQ or another national stock exchange as soon as practicable.

Material Weaknesses

As a result of the Investigations and Evaluations, and the performance of additional procedures designed to ensure the reliability of our financial reporting, among other findings, we identified material weaknesses in our internal control over financial reporting. In response to these material weaknesses, our management, with oversight from the Audit Committee, has dedicated significant resources, including the engagement of external consultants, primarily to ensure that our consolidated financial statements fairly present, in all material respects, our financial information, and also to improve our internal control environment through remediation of identified material weaknesses. We commenced implementation of certain remedial measures prior to January 31, 2009 to address specific material weaknesses in our internal control over financial reporting, which implementation has continued since that date. For a more detailed discussion, see Item 9A, “Controls and Procedures.”

Litigation Settlements

In December 2009, CTI entered into agreements to settle the consolidated shareholder class action and the federal and state consolidated shareholder derivative actions. The agreement to settle the consolidated shareholder class action was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively. As part of the settlement of the consolidated shareholder class action, CTI agreed to make payments to a class action settlement fund in the aggregate amount of up to $165.0 million less a credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement (referred to as the Opt-out Credit). Pursuant to the terms of the settlement, CTI paid $1.0 million of such consideration in December 2009 and $17.9 million in July 2010 (representing an agreed $21.5 million payment less a holdback of $3.6 million in respect of the anticipated Opt-out Credit, which holdback is required to be paid by CTI if the Opt-out Credit is less). In addition, CTI is obligated to pay the balance of $142.5 million (less the amount, if any, by which the Opt-out Credit exceeds the holdback described above) during the fiscal year ending January 31, 2012. Of the amount payable during the fiscal year ending January 31, 2012, an aggregate of $112.5 million is payable in cash or, at CTI’s election, in shares of CTI’s common stock provided that the shares are then listed on a national securities exchange. As part of the settlement of the consolidated shareholder derivative actions, CTI also agreed to pay legal fees and expenses of the plaintiffs of $9.4 million, which payment is due by October 23, 2010. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action. We expect to fund any cash payments we make under the settlements using cash on hand or, if insufficient, proceeds from the sale of investments, including ARS, new borrowings, cash generated from asset divestitures or proceeds from the issuance of equity or debt securities. In connection with these settlements, we recorded an accrual of $174.4 million in the fiscal year ended January 31, 2007 because these actions were instituted against CTI in the first quarter of such fiscal year. In September 2010, the class member that elected not to participate in and be bound by the settlement of shareholders class action filed an action against CTI. We intend to vigorously defend this action. For a more detailed discussion, see Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—Settlement Agreements.”

Restructuring Initiatives

We continually review our business, manage costs and align resources with market demand and in conjunction with various acquisitions. During the fiscal year ended January 31, 2008, Comverse implemented a restructuring plan to re-align its operational activities that included closure of certain facilities and elimination of associated staff positions. Also, during the fiscal year ended January 31, 2008, Verint implemented certain restructuring initiatives intended to reduce overall cost structure predominantly in North

America and, in conjunction with the Witness acquisition, took action to reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable market conditions. During the fiscal year ended January 31, 2009, Comverse implemented an additional restructuring plan to re-align its sales force and product development staff in response to shifts in customer expectations regarding delivery and relationship management. Also, during the fiscal year ended January 31, 2009, Verint implemented cost reduction plans that included the elimination of positions as a result of reduced demand for consulting services in Europe and a global cost reduction plan to reduce operating costs in response to uncertainty in the global economic environment. Although such restructuring initiatives are expected to have a positive impact on our operating cash flows in the long term, they also have led and will lead to some charges. For a more detailed discussion, see note 12 to the consolidated financial statements included in Item 15 of this Annual Report. Subsequent to January 31, 2009, an additional restructuring initiative was implemented by Comverse. For a more detailed discussion, see “—Significant Subsequent Events—2009 Restructuring Initiative” and note 27 to the consolidated financial statements included in Item 15 of this Annual Report.

Capital Resources

Our capital resources have declined during the four fiscal years covered by this Annual Report and thereafter. The following discussion provides an overview of significant events that impacted our capital resources and are reflected in the consolidated financial statements included in Item 15 of this Annual Report:

Acquisitions. From February 1, 2005 through January 31, 2009, CTI and its subsidiaries expended approximately $1,003.6 million of cash and incurred $650.0 million of indebtedness to acquire complementary companies and businesses, including Kenan, Netcentrex and Witness.

Professional Fees. The completion of our consolidated financial statements and our efforts to become current in our periodic reporting obligations under the federal securities laws required us to incur significant costs relating to (i) external professional fees, including legal and forensic accounting fees related to the Investigations and Evaluations, (ii) external professional fees for services in connection with the completion of our Prior Period Adjustments, the preparation and audits of our financial statements and related income tax compliance, and (iii) external professional fees incurred in connection with our remediation efforts to improve our internal control over financial reporting. We refer to these costs collectively as the compliance-related professional fees. These fees were approximately $78.0 million, $88.0 million and $45.2 million for the fiscal years ended January 31, 2009, 2008 and 2007, respectively. We anticipate that after we become current in our periodic reporting obligations such fees will decline significantly.

Auction Rate Securities. We have held auction rate securities (or ARS) as part of our investment portfolio and, in recent fiscal years, have made efforts to mitigate our exposure to these securities, reducing our holdings of ARS from an aggregate principal amount of $690.4 million at January 31, 2007 to $236.5 million as of January 31, 2009. Due to declines in the liquidity of ARS and in the credit quality of certain issuers of ARS, we recorded other-than-temporary impairment charges with respect to our holdings of ARS. As a result, after reflecting the impact of these impairment charges, at January 31, 2009, the carrying amount of our $236.5 million aggregate principal amount of ARS was $120.3 million. In November 2008, we accepted an offer from UBS AG (or UBS), providing rights related to $51.6 million in aggregate principal amount of ARS that were held in an account with UBS (referred to as the UBS Put). Under the terms of the UBS Put, we had the right, but not the obligation, to sell our eligible ARS at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. Additionally, UBS had the right, at its discretion and at any time until July 2, 2012, to purchase the ARS from us at par value, which is defined as the price equal to the principal amount of the ARS plus accrued but unpaid dividends or interest, if any. UBS purchased approximately $41.6 million in aggregate principal amount of ARS from CTI prior to June 30, 2010 pursuant to its purchase right. Under the terms of the settlement agreement for the consolidated shareholder class action, as amended, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. Effective June 30, 2010, CTI exercised the UBS Put for the balance of the ARS that were subject to the UBS Put.

During the fiscal year ended January 31, 2010, we sold certain ARS and we may further reduce our holdings of such securities. For further discussion of our ARS, see “—Liquidity and Capital Resources—Investments in Securities Portfolio” and “—Critical Accounting Estimates and Judgments—Valuation and Other-Than-Temporary Impairments.”

Financial Condition Subsequent to January 31, 2009

Consolidated Capital Resources

At July 31, 2010 and January 31, 2009, we had consolidated cash and cash equivalents, short-term investments and bank time deposits of approximately $563.0 million and $1.3 billion, respectively. Subsequent to the fiscal years covered by this Annual Report through July 31, 2010, we experienced net cash outflows and a decline in capital resources due to lower than expected operating cash flows at our Comverse segment and certain significant disbursements. For a discussion of these cash disbursements, see “—Significant Subsequent Events Impacting Consolidated Capital Resources.”

Capital Resources of CTI and Comverse

Subsequent to January 31, 2009, CTI and Comverse continued to incur operating and net losses, experienced further declines in cash flows, cash and cash equivalents and working capital, and had an increase in their accumulated deficit. At July 31, 2010, CTI and Comverse had cash, cash equivalents, short-term investments and bank time deposits of approximately $326.1 million, compared to approximately $913.2 million at January 31, 2009. Cash, cash equivalents, short-term investments and bank time deposits of CTI and Comverse at July 31, 2010 excludes $133.5 million aggregate principal amount of ARS with a recorded value as of such date of approximately $69.3 million and includes restricted cash, which aggregated $62.7 million and $20.6 million at July 31, 2010 and January 31, 2009, respectively. In addition, such cash, cash equivalents, short-term investments and bank time deposits at July 31, 2010 include cash proceeds of $80.9 million received by CTI from sales and redemptions of ARS from February 1, 2009 through July 31, 2010, of which proceeds of $51.6 million were received by CTI from the sale of $51.6 million aggregate principal amount of ARS that were held with UBS. As part of the settlement agreement of the consolidated shareholder class action, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than $51.6 million in aggregate principal amount of ARS that were held in an account with UBS) and the proceeds from any sales thereof, and consequently, CTI’s ability to use such proceeds or proceeds from future sales of ARS is restricted until the amounts payable under such settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to below and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to below. Through July 31, 2010, CTI received cash proceeds of $28.8 million from sales or redemptions of ARS to which these provisions of the settlement agreement apply.

Future payment obligations of CTI include amounts payable to settle the consolidated shareholder class action and shareholder derivative actions. As part of the settlement of the consolidated shareholder class action, CTI is obligated to pay up to $142.5 million during the fiscal year ending January 31, 2012. Of such amount, an aggregate of $112.5 million is payable in cash or, at CTI’s election, in shares of CTI’s common stock, subject to certain conditions, including CTI being current in its periodic reporting obligations under the federal securities laws and its common stock being listed on a national securities exchange on or before the fifteenth trading day preceding the applicable payment dates (May 15, 2011 and November 15, 2011). In addition, as part of the settlement of the consolidated shareholder derivative actions, CTI agreed to pay the legal fees and expenses of the plaintiffs of $9.4 million, which payment is due by October 23, 2010. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action. For more information, see “—Significant Subsequent Events—Settlement of Shareholder Class and Derivative Actions” and Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—Settlement Agreements.”

As of July 31, 2010, the aggregate assets of CTI and Comverse are estimated to be in excess of $1.0 billion and include, among others, cash, cash equivalents, short-term investments and bank time deposits and ownership interests in Verint and Ulticom. Notwithstanding these substantial assets and the forecast that cash, cash equivalents, short-term investments and bank time deposits of CTI and Comverse are expected to be approximately $100.0 million by the end of the fiscal quarter ending April 30, 2011 (including estimated restricted cash of approximately $60.0 million), in the absence of the successful consummation of one or more of the initiatives currently being implemented or evaluated described below, management’s forecast for the fiscal year ending January 31, 2012 reflects a potential shortfall of approximately $50.0 million in the cash required to support the working capital needs of the business of CTI and Comverse during such quarter. We do not anticipate that such shortfall will materially increase through the remainder of the fiscal year ending January 31, 2012. This forecast is based upon a number of assumptions management believes to be reasonable. For a discussion of these assumptions, see “—Liquidity and Capital Resources— Recent Developments—Financial Condition of CTI and Comverse.” However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” materialize, the shortfall in unrestricted cash required to support working capital needs may vary materially from the amount forecasted.

In response to these events, CTI commenced initiatives to improve its cash position, including a plan to restructure the operations of the Comverse segment which is expected to be implemented in two phases with a view toward aligning operating costs and expenses with anticipated revenue. Comverse is also evaluating other initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets, including strategic options for, or potential wind down of, its Netcentrex business. Furthermore, as part of these initiatives, on September 16, 2010, Comverse Ltd., an indirect wholly-owned subsidiary of CTI, entered into an agreement for the sale of certain land in Ra’anana, Israel to a third party for a purchase price of approximately $28.5 million. Approximately $27.1 million of such proceeds have been received, with the balance being held in escrow to cover, to the extent necessary, any applicable taxes and levies. In addition, CTI is evaluating secured financing alternatives and pursuing the sale of certain assets, including the potential sale of up to 2.8 million shares of Verint Systems’ common stock. Effective July 15, 2010, CTI made a demand to have up to 2.8 million shares of Verint Systems’ common stock registered in a Registration Statement on Form S-1 to permit the sale thereof in a public offering and, on August 24, 2010, Verint Systems filed such registration statement with the SEC. CTI engaged Goldman Sachs as its financial advisor. Goldman Sachs is assisting CTI in, among other things, exploring strategic and capital raising alternatives. If, contrary to expectations, all of CTI’s initiatives to increase its liquidity and capital resources fail to satisfy its working capital needs, its business and operations could be materially adversely affected and, in such event, CTI may need to seek new borrowings, asset sales or issuance of equity securities on disadvantageous terms.

For a more detailed discussion, see “—Liquidity and Capital Resources—Recent Developments.”

Significant Subsequent Events Impacting Consolidated Capital Resources

The following discussion provides an overview of certain events that occurred subsequent to January 31, 2009 that impacted or are expected to impact our consolidated capital resources:

Repayment of Indebtedness. Subsequent to January 31, 2009, CTI and Verint repaid certain indebtedness. In May 2009, CTI repurchased $417.3 million aggregate principal amount of New Convertible Debt Obligations at face value in accordance with the terms of the applicable indenture. In May 2009 and May 2010, Verint made mandatory “excess cash flow” payments of $4.1 million and $22.1 million of aggregate principal amount outstanding under its term loan, respectively.

Professional fees. From February 1, 2009 through July 31, 2010, we paid compliance-related professional fees of up to approximately $280.0 million, of which up to approximately $185.0 million, $90.0 million and $5.0 million were paid by CTI and Comverse, Verint and Ulticom, respectively.

Subsidiary Dividend. In April 2009, Ulticom, Inc. paid a special cash dividend of $199.6 million to its shareholders, including CTI. Ulticom, Inc.’s minority shareholders were paid $64.3 million and an additional $0.2 million is payable to holders of deferred stock units awarded under Ulticom, Inc.’s equity incentive plan upon each issuance of common stock subject to such awards.

2009 Restructuring Initiative. During the fiscal year ended January 31, 2010, Comverse’s management approved a restructuring plan to close certain facilities and eliminate associated staff positions. The plan was implemented around Comverse’s core competencies and innovations to enhance the quality of its product offerings to better align with its customers’ needs and improve delivery and service capabilities. The aggregate cost of the plan was $13.8 million. Severance-related costs of $13.3 million were paid during the fiscal year ended January 31, 2010. Facilities-related costs of $0.5 million are expected to be paid through January 31, 2012.

Litigation Settlements. As part of the settlement of the consolidated shareholder class action, CTI paid the plaintiff class $1.0 million and $17.9 million in December 2009 and July 2010, respectively. For a more detailed discussion relating to the amounts payable under the settlements of the consolidated shareholder class action and shareholder derivative actions, see Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—Settlement Agreements.” In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action.

Business Acquisition. On February 4, 2010, Verint paid $17.9 million to acquire Iontas, a privately held provider of desktop analytics solutions, with additional milestone-based contingent payments of up to $3.8 million, tied to certain performance targets being achieved over the next two years.

ARS. From February 1, 2009 through July 31, 2010, ARS with a recorded value of $66.9 million were redeemed for proceeds of $80.9 million. These amounts included $51.6 million in aggregate principal amount of ARS that were subject to the UBS Put, of which $41.6 million aggregate principal amount of ARS were purchased by UBS from CTI pursuant to its purchase right prior to June 30, 2010 and $10.0 million aggregate principal amount of ARS were purchased by UBS upon the exercise by CTI of the UBS Put effective June 30, 2010. As part of the settlement of the consolidated shareholder class action, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than $51.6 million in aggregate principal amount of ARS that were held in an account with UBS) and the proceeds from any sales thereof, and consequently, CTI’s ability to use such proceeds or proceeds from future sales of ARS is restricted until the amounts payable under the settlement are paid in full. For additional discussion, see “—Significant Subsequent Events.”

Amendments to Verint’s Credit Facility and Termination of Interest Rate Swap Agreement. In July 2010, Verint amended its credit facility to, among other things, (i) change the method of calculation of the applicable interest rate margin to be based on Verint’s consolidated leverage ratio from time to time, (ii) add a 1.50% LIBOR floor, (iii) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the credit facility from $50.0 million to $200.0 million, and (iv) make certain changes to the negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio. Also, in July 2010, Verint amended its credit facility to increase the revolving credit commitments thereunder from $15.0 million to $75.0 million. In addition, in July 2010, Verint terminated the interest rate swap agreement it entered into in May 2007 in connection with entry into the credit facility that had, in effect, fixed its interest exposure with respect to $450.0 million of the term loans thereunder at a 5.18% interest rate. To terminate the swap prior to its May 2011 maturity, Verint paid approximately $21.7 million in August 2010 to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise were to have been due from Verint thereafter.

Sale of Land. On September 16, 2010, Comverse Ltd., an indirect wholly-owned subsidiary of CTI, entered into an agreement for the sale of certain land in Ra’anana, Israel to a third party for a purchase price of approximately $28.5 million. Approximately $27.1 million of such proceeds have been received, with the balance being held in escrow to cover, to the extent necessary, any applicable taxes and levies. The sale was consummated following a bid process during which we considered multiple offers. The land sale was pursued as part of the initiatives undertaken by management to improve our cash position.

Segment Business Highlights and Trends

Comverse Segment

Business Overview

Comverse is a leading provider of software-based products, systems and related services that: (i) provide prepaid, postpaid and converged billing and active customer management for wireless, wireline and cable network operators (referred to as Business Support Systems or BSS) delivering a value proposition designed to ensure timely and efficient service monetization and enable real-time offers to be made to end users based on all relevant customer profile information; and (ii) enable wireless and wireline network-based Value-Added Services (or VAS), comprised of four categories – Voice, Messaging, Mobile Internet and Mobile Advertising – and that include voicemail, call completion, visual voicemail and ringback tones, short messaging service (or SMS) text messaging (or texting), multimedia picture and video messaging, mobile Internet access, mobile advertising and Internet Protocol (or IP) communications.

Comverse’s products and services are designed to generate carrier voice and data network traffic, revenue and customer loyalty, monetize network operators’ services and improve operational efficiency for more than 450 wireless and wireline network communication service provider customers in more than 125 countries, including the majority of the world’s 100 largest wireless network operators.

Key Trends, Challenges and Uncertainties

Over the four fiscal years covered by this Annual Report, our Comverse segment has been materially affected by the following trends and challenges.

Shift in Mix of Revenue

Comverse experienced growth in segment revenue through the fiscal year ended January 31, 2008, primarily due to an increase in revenue from its VAS product line, both organically and due to acquisitions. After reaching a peak during the fiscal year ended January 31, 2008, sales of Comverse’s VAS products began to decline as a result of (i) the commencement of the global economic decline and the resulting reduction in spending by telecommunication service providers, (ii) the proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the maturation of the wireless industry (particularly as it relates to voice-based services such as voicemail), resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, and (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets. This trend continued with respect to sales of Comverse’s VAS products in the fiscal year ended January 31, 2010. Despite the changing nature of the market, we continue to view Comverse’s VAS products as a key driver for our business and to seek ways to increase revenue from existing products and develop new and innovative products. Comverse is the leading provider of voicemail products and, although growth in the demand for such products has moderated greatly, we believe that we are well positioned to maintain and potentially grow our market share with respect to upgrades and installations of the next generation of voicemail products and to leverage that platform to cross-sell our other products to existing customer base.

During the four fiscal years covered by this Annual Report, Comverse experienced growth in revenue from Comverse’s BSS customer solutions and maintenance, primarily due to the Kenan acquisition and, to a lesser extent, due to organic growth. We believe that Comverse’s BSS product line has the potential to become a key driver of growth on a going forward basis. Comverse has been established in the provision of prepaid billing products and services and, with the acquisition of Kenan in December 2005, became a significant provider of postpaid billing products and services. Comverse now is a provider of converged prepaid/postpaid product offerings. Although significant growth from such product offering did not occur in the fiscal year ended January 31, 2010, a fiscal year in which spending by communication service providers declined, we believe that such product offerings provide Comverse with significant opportunities for growth.

During the fiscal years covered by this Annual Report, there has been a shift in the mix of revenue, with professional service revenue gradually increasing over these periods and licensing revenue reaching a peak in the fiscal year ended January 31, 2008 and declining thereafter. This shift resulted from increases in professional services required to implement and provide maintenance for Comverse’s increasingly complex projects and has had a negative impact on Comverse’s margins.

Challenges in the Global Economy

The global economic decline, which commenced during the fiscal year ended January 31, 2008, and the downturn in the global economy in the fiscal year ended January 31, 2009 have materially and adversely affected the telecommunications industry. Many of Comverse’s customers experienced significant declines in revenues and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of Comverse’s customers have implemented cost cutting measures, including more closely monitoring their operating expenses and reducing capital investment budgets. This resulted in reduced demand for Comverse’s products, services and solutions, longer lead times for customer purchasing decisions and adverse pricing pressures. Due in part to the decline in the global economy, Comverse experienced declines in revenue and increased operating losses, a trend that continued in the fiscal year ended January 31, 2010.

Changes in the Telecommunications Industry and Increased Competition

The telecommunications industry in which we operate has undergone and continues to undergo significant changes. These changes have intensified from the fiscal year ended January 31, 2006 to the present. The changes which are adverse to Comverse include: (i) the emergence of new, low-cost competitors from emerging markets, (ii) the proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the maturation of the wireless services industry, particularly as it relates to voice-based services such as voicemail, (iv) the relative commoditization of some voice and SMS text message services, (v) increased dependence for growth on emerging markets with a lower average revenue per user and (vi) changes in the regulatory environment. We believe these changes have reduced demand for Comverse products and services and increased pricing pressures, which have in turn impacted revenue. At the same time, global wireless subscriptions and traffic have continued to grow, and emerging wireless segments, such as data services, Internet browsing and advertising, have experienced rapid adoption. These trends support demand for several of our products. Although Comverse believes its products and services are superior to those of its low-cost competitors in emerging markets, such competition has caused Comverse to evaluate its cost structure with a view toward reducing the costs of providing its products and services and improving its margins.
Challenges Relating to the Investigations and Evaluations

As discussed above, Comverse did not operate under ordinary business conditions during the four fiscal years covered by this Annual Report as a result of the Investigations and Evaluations. During this period, Comverse experienced significant changes in senior management and senior management was required to expend significant resources in connection with the Investigations and Evaluations, including various legal proceedings and increased efforts to enable CTI to become current in its periodic reporting obligations under the federal securities laws.

In addition, CTI’s inability to become current in its periodic reporting obligations under the federal securities laws during the period covered by this Annual Report limited the information that Comverse was able to provide to the public and other interested parties, including customers. Furthermore, such inability to become current has limited the ability to use equity incentives to attract, retain and motivate Comverse’s employees. Although not subject to quantification, management believes that these factors have had an adverse impact on Comverse’s business relationships and reputation and, we believe, adversely affected our performance.

Significant Acquisitions

Historically, growth through acquisitions has been an important element of Comverse’s corporate strategy. During the four fiscal years covered by this Annual Report, Comverse made two material acquisitions. In December 2005, Comverse acquired Kenan, a provider of software-based billing solutions. The acquisition of Kenan was intended to expand Comverse’s product offering in the billing market and to enable it to offer a converged prepaid/postpaid billing product. As the converged prepaid/postpaid billing product offering gains further market acceptance, management believes it could become a significant driver of revenue growth.

In May 2006, Comverse acquired Netcentrex to broaden its technology, product offering and presence in the VoIP communications service provider market. During the fiscal years ended January 31, 2008 and 2009, the Netcentrex reporting unit experienced a decrease in its results compared to its prior performance and a significant reduction in orders from its key customer. These factors adversely affected the projected future cash flows and the estimated fair value of the Netcentrex reporting unit. As a result, we recorded non-cash, pre-tax impairment charges reflecting the impairment of substantially all of the reporting unit’s goodwill and intangible assets. As part of its initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets, Comverse is evaluating strategic options for, or potential wind down of, its Netcentrex business.

Comverse’s Strategy

There are several elements to Comverse’s strategy, including:

•

Expand Comverse’s presence and market share in the BSS market. We believe Comverse’s BSS products offer customers several advantages over competitors’ solutions, including faster time to market and lower total cost of ownership. We intend to focus on expanding Comverse’s position in this market, especially through engagements with large and established communication service providers;

•

Maintain or expand Comverse’s market leadership in established voice-based services. We intend to sustain Comverse’s strong market leadership position in voice-based services, such as voicemail and call completion, in part through the promotion of advanced offerings such as visual voicemail and call management;

•

Expand Comverse’s presence and market share in certain mobile data and mobile Internet product categories. We believe that the growth in mobile data and Internet applications will continue for the foreseeable future, presenting opportunities for growth in Comverse’s messaging and mobile Internet products;

•

Improve margins and competitive position by reducing delivery cost. Comverse intends to continue to seek the improvement of its margins, primarily by productizing software that will enable it to significantly reduce its product delivery and support costs; and

•

Grow through acquisitions, in addition to organic growth. Companies in Comverse’s markets continue to consolidate, and Comverse intends to evaluate acquisition opportunities as a means to add business scale, technology, enhance its market leadership, complement geographic presence or expand into adjacent markets.

Going-Forward Value Drivers

We believe that the prolonged period of the Investigations and Evaluations and our efforts to become current in our periodic reporting obligations have had an adverse impact upon Comverse’s business, results of operations, cash flows, and financial conditions. We believe that when the multi-year restatement process is behind us and we have become current in our periodic reporting obligations, Comverse’s business and financial performance may improve, primarily due to the ability of management to manage our business operations and execute our strategies under more ordinary conditions, and the anticipated significant decline in professional fees. In addition, when CTI becomes current, customers and potential customers may have greater confidence levels in Comverse and its business.

Verint Segment

Business Overview

Verint is a global leader in Actionable Intelligence solutions and value-added services. Verint’s solutions enable organizations of all sizes to make timely and effective decisions to improve enterprise performance and enhance safety. More than 10,000 organizations in over 150 countries — including over 80% of the Fortune 100 — use Verint’s Actionable Intelligence solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.

In the enterprise market, Verint’s Workforce Optimization solutions help organizations enhance customer service operations in contact centers, branches, and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, Verint’s Video Intelligence, public safety, and Communications Intelligence and Investigative (or Communications Intelligence) solutions are vital to government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.

Verint supports its customers around the globe directly and with an extensive network of selling and support partners.

Shift in Verint’s Business

For the fiscal year ended January 31, 2005, Verint’s security solutions represented approximately 75% of its revenue, while Verint’s business intelligence solutions represented the remainder of its revenue. Since that time, Verint’s revenue mix has shifted significantly, primarily as a result of its acquisition of Witness in May 2007, but also as the result of the following additional changes to Verint’s business and capital structure:

•

Verint’s Workforce Optimization solutions (comprised of Verint’s legacy business intelligence solutions business and Witness’ entire business) became, and continues to be, its largest business, as measured by revenue and assets. For the fiscal year ended January 31, 2009, revenue from Workforce Optimization solutions represented approximately 53% of Verint’s revenue compared with 25% of Verint’s revenue for the fiscal year ended January 31, 2006.

•	The acquisition of Witness increased the software portion of Verint’s product mix, which increased its gross margins and has provided it with more recurring maintenance revenue;

•	Verint’s customer base has increased to more than 10,000 organizations;

•	Verint incurred approximately $650.0 million of indebtedness to finance a portion of the Witness acquisition; and

•	Verint issued 293,000 shares of preferred stock to CTI at an aggregate purchase price of $293.0 million to finance a portion of the Witness acquisition.

Verint’s Business

Verint serves two markets through three product lines. Verint’s Workforce Optimization product line serves the enterprise workforce optimization market, while its Video Intelligence and Communications Intelligence product lines serve the security intelligence market.

Verint is a leading provider of enterprise workforce optimization software and services. Verint’s solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, and enhancing compliance. Key business and technology trends driving these solutions include a growing interest in a unified workforce optimization suite and sophisticated customer interaction analytics, the adoption of workforce optimization solutions outside contact centers, and the ongoing upgrade of traditional time-division multiplexing (or TDM) voice systems to VoIP telephony infrastructure. For the fiscal years ended January 31, 2009, 2008, 2007 and 2006, revenue from Workforce Optimization solutions represented approximately 53%, 49%, 34% and 25% of Verint’s total revenue, respectively.

Verint is a leading provider of networked IP video solutions designed to optimize security and enhance operations. Verint’s Video Intelligence solutions portfolio includes IP video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, and networked DVRs. Key business and technology trends in the Video Intelligence solutions include increased demand for advanced security solutions due to ongoing terrorism and security threats around the world and the transition from relatively passive analog CCTV video systems to more sophisticated network-based IP video solutions. For the fiscal years ended January 31, 2009, 2008, 2007 and 2006 revenue from Video Intelligence solutions represented approximately 19%, 28%, 33% and 37% of Verint’s total revenue, respectively.

Verint is also a leading provider of communications intelligence and investigative solutions that help law enforcement, national security, intelligence, and civilian government agencies effectively detect, investigate, and neutralize criminal and terrorist threats. Verint’s solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. Key business and technology trends in this segment include the demand for innovative communications intelligence and investigative solutions due to terrorism, criminal activities, and other security threats, an expanding range of communication and information media, the increasing complexity of communications networks and growing network traffic, and legal and compliance requirements. For the fiscal years ended January 31, 2009, 2008, 2007 and 2006 revenue from communications intelligence and investigative solutions represented approximately 28%, 23%, 33% and 38% of Verint’s total revenue, respectively.

Verint’s Strategy

There are several elements to Verint’s strategy, including:

•

Continue to drive the development of Actionable Intelligence solutions for unstructured data. Verint was a pioneer in the development of solutions that help businesses and governmental organizations derive intelligence from unstructured data. Verint intends to continue to drive the adoption of Actionable Intelligence solutions by delivering solutions to the workforce optimization and security intelligence markets designed to provide a high return on investment.

•

Maintain market leadership through innovation and customer centricity. Verint believes that to compete successfully it must continue to introduce solutions that better enable customers to derive Actionable Intelligence from their unstructured data. In order to do this, Verint intends to continue to make significant investments in research and development, protect its intellectual property through patents and other means and maintain a regular dialog with its customer base in order to understand their business objectives and requirements.

•

Continue to expand Verint’s market presence through OEM and partner relationships. Verint has expanded its relationships with OEMs and other channel partners. Verint believes that these relationships broaden its market coverage and it intends to continue expanding its existing relationships while creating new ones.

•

Augment Verint’s organic growth with acquisitions. Verint examines acquisition opportunities regularly as a means to add technology, increase its geographic presence, enhance its market leadership, or expand into adjacent markets. Historically, Verint has engaged in acquisitions for all of these purposes and expects to continue doing so in the future when strategic opportunities arise.

Key Trends and Developments in Verint’s Business

Verint believes that there are many factors that affect its ability to sustain and increase both revenue and profitability, including:

•

Decreased information technology spending. During the decline in the global economy, information technology spending has decreased, and the market for Verint’s products and services has been adversely affected. Customers are delaying, reducing, and eliminating their spending on information technology, and Verint believes this has adversely affected its results.

•

Market acceptance of Actionable Intelligence for unstructured data, particularly analytics. Verint is in an early stage market where the value of certain aspects of its products and solutions is still in the process of market acceptance. Verint believes that its future growth depends in part on the continued and increasing acceptance of the value of its data analytics across its product offerings.

•

Verint’s debt instruments may constrain its investment and growth. Verint is subject to various restrictive covenants under its credit facility, as well as a leverage ratio financial covenant. As a result, Verint’s credit facility limits its ability to incur additional debt or make certain investments in its business. These limitations may impede Verint’s ability to execute upon its business strategy.

Subsequent to the fiscal years covered by this Annual Report, Verint Systems became current in its periodic reporting obligations under the federal securities laws and had its shares of common stock relisted on NASDAQ on July 6, 2010.

Ulticom Segment

Our Ulticom segment designs, develops, markets, licenses and supports network signaling solutions. Its products are sold primarily through direct sales to network equipment manufacturers, application developers, and service providers who include Ulticom’s products within their systems or services.

Ulticom believes the key drivers of its financial results are:

•	product price and volume;

•	cost to support new and existing customer deployments of its products;

•	investments in product enhancements and expansion into new markets; and

•	interest income earned on its cash equivalents and short-term investments.

During the second half of the fiscal year ended January 31, 2009, Ulticom’s financial results were adversely affected by the ongoing slowdown of infrastructure spending by communication service providers and by declines in technology expenditures. Revenue for the fiscal year ended January 31, 2009 dropped 10% as compared to the levels for fiscal year ended January 31, 2008. As a result, Ulticom has taken action to lower its costs to operate more effectively at these lower sales levels.

For fiscal years ended January 31, 2009, 2008 and 2007, Ulticom’s financial results were also negatively impacted by the substantial expenses related to investigation, restatement and corporate development activities as well as employee retention and workforce reduction payments.

Subsequent to the fiscal years covered by this Annual Report, Ulticom, Inc. (i) became current in its periodic reporting obligations under the federal securities laws, (ii) had its shares of common stock relisted on NASDAQ on November 25, 2009, (iii) paid a special cash dividend of an aggregate of $199.6 million to its shareholders on April 20, 2009, (iv) effected a one-for-four reverse stock split on November 17, 2009 and (v) in response to lower revenue levels, implemented measures to reduce its costs to operate more effectively that principally consisted of reductions in the numbers of personnel in substantially all areas of its operations, the largest of which occurred in September 2009.

Ulticom continues to focus on the key elements of its strategy to expand its role as a premium provider of signaling solutions to the telecommunications industry. These elements include Ulticom leveraging its strengths to maintain and expand its market share in the wireless broadband services and communication infrastructure markets. Specifically, Ulticom is currently focusing on further developing the following strengths of its business:

•	comprehensive product portfolio – signaling component and system solutions;

•	high-value customer base – established and emerging equipment manufacturers and service providers; and

•	increasing operational efficiency – continuous process innovation and talent management.

All Other Segment

For the fiscal years ended January 31, 2009, 2008, 2007 and 2006, the All Other segment had segment revenue of $41.6 million, $47.7 million, $39.2 million and $28.4 million, respectively, primarily generated by Starhome. For the fiscal year ended January 31, 2007, the increase in segment revenue was primarily attributable to services rendered in connection with the deployment of Starhome’s new suite of roaming products. For the fiscal year ended January 31, 2008, segment revenue growth was attributable to increased revenue from Starhome’s products and services. Segment revenue declined in the fiscal year ended January 31, 2009 compared to the prior fiscal year primarily due to the divestiture of an insignificant subsidiary.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our condensed consolidated results and the results of operations of each of our segments for the fiscal years presented.

Fiscal Year Ended January 31, 2009 Compared to Fiscal Year Ended January 31, 2008

Condensed Consolidated Results

	Fiscal Years Ended January 31,		Change
	2009	2008	Amount	Percent
	(In thousands, except per share data)

Total revenue	$1,677,439	$1,723,551	$(46,112)	(2.7%)

Loss from operations	$(209,926)	$(421,815)	$211,889	(50.2%)

Interest income	34,116	76,519	(42,403)	(55.4%)
Interest expense	(38,554)	(37,487)	(1,067)	2.8%
Other expense, net	(88,885)	(52,799)	(36,086)	68.3%

Income tax provision	(49,680)	(21,133)	(28,547)	135.1%

Minority interest and equity in earnings of unconsolidated affiliates, net of tax	32,524	83,506	(50,982)	(61.1%)

Net loss	$(320,405)	$(373,209)	$52,804	(14.1%)

Loss per share:
Basic	$(1.57)	$(1.83)	$0.26

Diluted	$(1.57)	$(1.84)	$0.27

Total Revenue

Total revenue was $1,677.4 million for the fiscal year ended January 31, 2009, a decrease of $46.1 million, or 2.7%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to a decline in revenue at our Comverse segment of $170.7 million compared to the prior year mainly attributable to (i) the commencement of the global economic decline and the resulting reduction in spending by telecommunication service providers, (ii) the proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the maturation of the wireless industry (particularly as it relates to voice-based services such as voicemail), resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, and (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets. The decrease in revenue was partially offset by an increase in revenue of $135.0 million at our Verint segment primarily attributable to the inclusion of the results of operations of Witness for the entire fiscal year ended January 31, 2009 compared to the inclusion of Witness’ results of operations for the prior year from the date of its acquisition by Verint in May 2007 and, to a lesser extent, Verint’s organic growth.

Loss from Operations

Loss from operations was $209.9 million for the fiscal year ended January 31, 2009, a decrease of $211.9 million, or 50.2%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to:

(i)	a $96.7 million decrease in charges for impairment of goodwill and intangible assets related to the Netcentrex reporting unit of our Comverse segment. We recorded impairment charges of goodwill and intangible assets of $48.4 million for the fiscal year ended January 31, 2009 compared to $145.1 million for the fiscal year ended January 31, 2008;

(ii)	a $48.6 million decrease in aggregate product and service costs that was partially offset by a $46.1 million decrease in total revenue, principally attributable to Comverse;

(iii)	a $27.7 million decrease in personnel-related costs and a $7.7 million decrease in stock-based compensation expense recorded within selling, general and administrative and research and development for the fiscal year ended January 31, 2009 primarily attributable to Comverse;

(iv)	a $14.4 million decrease in employee sales commissions recorded within selling, general and administrative expenses primarily attributable to the decline in Comverse’s revenue;

(v)	a $14.4 million decrease in integration costs and in-process research and development related to Verint’s acquisition of Witness. Verint recorded $11.0 million of integration costs and a $6.7 million write-off of acquired in-process research and development for the fiscal year ended January 31, 2008, compared to $3.3 million of integration costs and no corresponding write-off of acquired in-process research and development for the fiscal year ended January 31, 2009;

(vi)	a $13.0 million decrease in legal fees associated with intellectual property litigation assumed by Verint in its acquisition of Witness, net of settlement recovery; and

(vii)	a $10.0 million decrease in compliance-related professional fees primarily attributable to Comverse.

Interest Income

Interest income was $34.1 million for the fiscal year ended January 31, 2009, a decrease of $42.4 million, or 55.4%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to lower average cash and investment balances and lower yields on our ARS due to declines in index rates underlying their variable interest rates during the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008.

Interest Expense

Interest expense was $38.6 million for the fiscal year ended January 31, 2009, an increase of $1.1 million, or 2.8%, compared to the fiscal year ended January 31, 2008. The increase was primarily attributable to an increase in the outstanding borrowings under Verint’s credit facility partially offset by the impact of lower interest rates on our aggregate borrowings during the fiscal year ended January 31, 2009.

Other Expense, Net

Other expense was $88.9 million for the fiscal year ended January 31, 2009, an increase of $36.1 million, or 68.3%, compared to the fiscal year ended January 31, 2008. The increase was primarily attributable to:

(i)	a $38.6 million increase in impairment charge associated with our ARS. We recorded impairment charges of $86.5 million for the fiscal year ended January 31, 2009, compared to $47.9 million recorded for the fiscal year ended January 31, 2008;

(ii)	a $21.8 million increase related to the recognition of net foreign currency transaction losses of $4.9 million for the fiscal year ended January 31, 2009, compared to net foreign currency transaction gains of $16.9 million for the fiscal year ended January 31, 2008; and

(iii)	a $20.8 million increase due to net realized losses on investments and derivatives of $10.2 million in the fiscal year ended January 31, 2009 compared to net realized gains on investments and derivatives of $10.6 million for the fiscal year ended January 31, 2008.

These increases were offset by a decrease in an unrealized loss of $27.7 million on Verint’s interest rate swap and an unrealized gain of $13.6 million on the UBS Put entered into in November 2008.

Income Tax Provision

Income tax provision was $49.7 million for the fiscal year ended January 31, 2009, compared to $21.1 million for the fiscal year ended January 31, 2008. The effective tax rate for continuing operations was (16.4)% for the fiscal year ended January 31, 2009 compared to (4.9)% for the fiscal year ended January 31, 2008. The negative effective tax rate for the years ended January 31, 2009 and 2008 resulted from recording income tax expense on a consolidated pre-tax loss which was primarily attributable to recording a valuation allowance against deferred tax assets and recording an income tax provision in jurisdictions with taxable income. Excluding the impact of the valuation allowances, the effective tax rate for the fiscal years ended January 31, 2009 and 2008 would have been 18.7% and 16.5%, respectively, which were lower than the U.S. statutory tax rate.

For the fiscal year ended January 31, 2009 significant differences impacting the effective tax rate, other than the valuation allowance, included the impact of non-deductible goodwill impairment charges as well as withholding taxes.

Although there was a consolidated pre-tax loss, we were still subject to taxation due to the relative mix of income and losses generated in multiple taxing jurisdictions with tax rates different than the U.S. statutory rate.

Minority Interest and Equity In Earnings of Unconsolidated Affiliates, Net of Tax

Minority interest and equity in earnings of unconsolidated affiliates, net of tax, was $32.5 million for the fiscal year ended January 31, 2009, a decrease of $51.0 million compared to the fiscal year ended January 31, 2008. The change is attributable to a decrease in Verint’s net loss for the fiscal year ended January 31, 2009 compared to January 31, 2008.

Net Loss

Net loss was $320.4 million for the fiscal year ended January 31, 2009, a decrease of $52.8 million in loss, or 14.1%, compared to the fiscal year ended January 31, 2008 due primarily to the reasons discussed above.

Segment Results

Comverse

	Comverse
	Fiscal Years Ended January 31,		Change
	2009	2008	Amount	Percent
	(In thousands)

Revenue:
Revenue	$917,736	$1,088,431	$(170,695)	(15.7%)
Intercompany revenue	2,869	4,798	(1,929)	(40.2%)

Total revenue	920,605	1,093,229	(172,624)	(15.8%)

Costs and expenses:
Cost of revenue	503,375	576,673	(73,298)	(12.7%)
Intercompany purchases	4,266	4,958	(692)	(14.0%)
Selling, general and administrative	285,337	346,879	(61,542)	(17.7%)
Research and development, net	230,679	260,907	(30,228)	(11.6%)
Other operating expenses	57,191	162,468	(105,277)	(64.8%)

Total costs and expenses	1,080,848	1,351,885	(271,037)	(20.0%)

Loss from operations	$(160,243)	$(258,656)	$98,413	(38.0%)

Computation of segment performance:
Total revenue	$920,605	$1,093,229	$(172,624)	(15.8%)
Segment revenue adjustment	4,639	4,980	(341)	(6.8%)

Segment revenue	$925,244	$1,098,209	$(172,965)	(15.7%)

Total costs and expenses	$1,080,848	$1,351,885	$(271,037)	(20.0%)
Segment expense adjustments:
Stock-based compensation expense	7,860	22,478	(14,618)	(65.0%)
Amortization of acquisition-related intangibles	26,015	29,587	(3,572)	(12.1%)
Compliance-related professional fees	32,262	43,047	(10,785)	(25.1%)
Compliance-related compensation and other expenses	11,850	35,483	(23,633)	(66.6%)
Impairment charges	48,388	145,082	(96,694)	(66.6%)
Acquisition-related charges	(74)	282	(356)	(126.2%)
Restructuring and integration charges	8,803	17,386	(8,583)	(49.4%)
Other	(30)	178	(208)	(116.9%)

Segment expense adjustments	135,074	293,523	(158,449)	(54.0%)

Segment expenses	945,774	1,058,362	(112,588)	(10.6%)

Segment performance	$(20,530)	$39,847	$(60,377)	(151.5%)

Revenue

Management analyzes Comverse’s revenue by: (i) revenue generated from its customer solutions, and (ii) maintenance. Revenue generated from customer solutions consists primarily of the licensing of Comverse’s BSS and VAS customer solutions and related professional services and training. Professional services primarily include installation, customization and consulting services.

Revenue from customer solutions was $557.7 million for the fiscal year ended January 31, 2009, a decrease of $156.1 million, or 21.9%, compared to the fiscal year ended January 31, 2008. This decrease was attributable to lower revenue from VAS and BSS of $151.5 million and $4.6 million, respectively, principally attributable to (i) the commencement of the global economic decline and the resulting reduction in spending by telecommunication service providers, (ii) the proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the maturation of the wireless industry (particularly as it relates to voice-based services such as voicemail), resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, and (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets.

Maintenance revenue consists primarily of post-contract customer support (or PCS), including technical software support services, unspecified software updates or upgrades to customers on a when-and-if-available basis. Maintenance revenue was $360.0 million for the fiscal year ended January 31, 2009, a decrease of $14.6 million, or 3.9%, compared to the fiscal year ended January 31, 2008. This decrease is primarily attributable to lower pricing on maintenance services related to Comverse’s voice-related products. Maintenance revenue is typically less susceptible to changes in market conditions as it generally represents a stable revenue stream from recurring renewals of contracts with Comverse’s existing customer base.

Revenue by Geographic Region

Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific represented approximately 28%, 57%, and 15% of Comverse’s revenue, respectively, for the fiscal year ended January 31, 2009 compared to approximately 37%, 51%, and 12% of Comverse’s revenue, respectively, for the fiscal year ended January 31, 2008. The presentation of revenue by geographic region is based on the location of customers. The changes presented are not attributable to any identifiable trend.

Foreign Currency Impact on Revenue

Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse’s revenue for the fiscal year ended January 31, 2009 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008 favorably impacted revenue by $7.8 million.

Intercompany Revenue

Intercompany revenue was generated from sales to affiliates, primarily to Starhome. Intercompany revenue was $2.9 million for the fiscal year ended January 31, 2009, a decrease of $1.9 million compared to the fiscal year ended January 31, 2008.

Foreign Currency Impact on Costs

A significant portion of Comverse’s expenses, principally personnel-related costs, is incurred in new Israeli shekels (or NIS), whereas our functional currency for financial reporting purposes is the U.S. dollar. A significant strengthening of the NIS against the U.S. dollar can considerably increase the U.S. dollar value of Comverse’s expenses in Israel.

Cost of Revenue

Cost of revenue consists primarily of hardware and software material costs and compensation and related expenses for personnel involved in the customization of Comverse’s products for customer delivery, maintenance and professional services, such as installation costs and training, royalties and license fees, depreciation of equipment used in operations, amortization of capitalized software costs and certain purchased intangible assets and related overhead costs.

Cost of revenue was $503.4 million for the fiscal year ended January 31, 2009, a decrease of $73.3 million, or 12.7%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to:

(i)	a $52.6 million decrease in material costs and overhead as a result of lower revenue; and

(ii)	an $18.4 million decrease in personnel-related costs principally due to a reduction in employee workforce related to restructuring initiatives implemented during the fiscal years ended January 31, 2009 and 2008. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $8.5 million for the fiscal year ended January 31, 2009.

These decreases were offset by a $5.3 million increase in costs associated with use of contractors in lieu of company employees as part of our effort to reduce personnel-related costs.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.

Selling, general and administrative expenses were $285.3 million for the fiscal year ended January 31, 2009, a decrease of $61.5 million, or 17.7%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to:

(i)	a $19.3 million decrease in agent and employee sales commissions principally due to lower revenue for the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008;

(ii)	an $18.5 million decrease in personnel-related costs as a result of certain restructuring initiatives that commenced in the fiscal quarter ended July 31, 2007 with increased reductions continuing through the fiscal year ended January 31, 2009, primarily relating to the consolidation of facilities and the elimination of associated staff positions in an effort to streamline Comverse’s operational activities. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $7.5 million for the fiscal year ended January 31, 2009;

(iii)	an $11.3 million decline in stock-based compensation expense primarily due to the absence of significant equity grants in fiscal periods ended subsequent to January 31, 2006. Stock-based compensation expense is recognized over the awards’ multi-year vesting period, ranging from three to four years;

(iv)	a $10.8 million decrease in compliance-related professional fees due to the substantial completion of the Special Committee’s Investigations in January 2008 partially offset by professional fees incurred in connection with the revenue recognition evaluation;

(v)	a $4.0 million decrease in bad debt expense primarily due to the decrease in revenue; and

(vi)	a $4.5 million decrease in other costs, including travel and entertainment and communications costs, as a result of cost reduction initiatives and the resulting overall decrease in revenue for Comverse for the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008.

These decreases were offset by an increase in professional fees, other than compliance-related professional fees, of $8.9 million due primarily to legal expenses related to patent litigation and audit fees.

Research and Development, Net

Research and development expenses primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content used in research and development activities.

Research and development expenses were $230.7 million for the fiscal year ended January 31, 2009, a decrease of $30.2 million, or 11.6%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to:

(i)	an $18.5 million decrease in personnel-related costs resulting from restructuring initiatives in prior years involving workforce reductions and reduced research and development activities. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $11.1 million for the fiscal year ended January 31, 2009;

(ii)	a $4.1 million decrease primarily due to a reduction in the general and administrative expenses relating to research and development; and

(iii)	a $3.4 million decrease in contractor costs and a $1.7 million decline in travel and entertainment for the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008.

Expenses related to VAS products accounted for $168.0 million of research and development expenses, net for the fiscal year ended January 31, 2009. Research and development expenses were incurred in connection with a variety of different research and development projects, of which $57.8 million was related to developing messaging and browsing products to assure efficient communications and to help maximize call completion and messaging traffic, $49.7 million was related to voice and mobile internet products that enable operators to quick launch cost-effective and innovative mass-market voice-related services and $20.0 million was related to developing Netcentrex IP Communication products that provide IP-based voice, video and messaging solutions. In addition, $34.0 million was spent on shared software applications (referred to as Components) that allow VAS products and systems to be offered in a variety of sizes and configurations as well as within many different environments. Expenses related to BSS products accounted for $59.5 million of research and development expenses, net for the fiscal year ended January 31, 2009, of which the amount spent was primarily related to enhancement of Comverse ONE.

Other Operating Expenses

Other operating expenses were $57.2 million for the fiscal year ended January 31, 2009, a decrease of $105.3 million, or 64.8%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to:

(i)	a $113.7 million decrease in charges for impairment of goodwill related to the Netcentrex reporting unit. Comverse recorded a goodwill impairment charge of $21.4 million for the fiscal year ended January 31, 2009 compared to $135.1 million for the fiscal year ended January 31, 2008; and

(ii)	an $8.6 million decrease in restructuring charges. Comverse recorded $8.8 million of restructuring charges for the fiscal year ended January 31, 2009 compared to $17.4 million for the fiscal year ended January 31, 2008.

This decrease was partially offset by a $17.0 million increase in impairment of intangible assets related to the Netcentrex reporting unit. Comverse recorded impairment charges for intangible assets of $27.0 million for the fiscal year ended January 31, 2009 compared to $10.0 million for the fiscal year ended January 31, 2008.

Loss from Operations

Loss from operations was $160.2 million for the fiscal year ended January 31, 2009, a decrease of $98.4 million in loss, or 38.0%, compared to the fiscal year ended January 31, 2008 due primarily to the reasons described above.

Segment Performance

Comverse’s segment performance was a $20.5 million loss for the fiscal year ended January 31, 2009 based on segment revenue of $925.2 million, representing a segment performance loss of 2.2% as a percentage of segment revenue. Segment performance was $39.8 million for the fiscal year ended January 31, 2008 based on segment revenue of $1,098.2 million, representing a segment performance margin of 3.6% as a percentage of segment revenue. The decrease in segment performance margin is primarily attributable to the rapid decline in revenue for the fiscal year ended January 31, 2009, which was only partially offset by lower product and service costs and personnel-related compensation expenses.

Verint

	Verint
	Fiscal Years Ended January 31,		Change
	2009	2008	Amount	Percent
	(In thousands)

Revenue:
Revenue	$669,544	$534,543	$135,001	25.3%
Intercompany revenue	—	—	—	N/M

Total revenue	669,544	534,543	135,001	25.3%

Costs and expenses:
Cost of revenue	258,162	229,990	28,172	12.2%
Selling, general and administrative	307,310	278,801	28,509	10.2%
Research and development, net	88,203	87,606	597	0.7%
Other operating expenses	4,654	31,973	(27,319)	(85.4%)

Total costs and expenses	658,329	628,370	29,959	4.8%

Income (loss) from operations	$11,215	$(93,827)	$105,042	(112.0%)

Computation of segment performance:
Total revenue	$669,544	$534,543	$135,001	25.3%
Segment revenue adjustment	5,890	37,254	(31,364)	(84.2%)

Segment revenue	$675,434	$571,797	$103,637	18.1%

Total costs and expenses	$658,329	$628,370	$29,959	4.8%
Segment expense adjustments:
Stock-based compensation expense	35,710	30,897	4,813	15.6%
Amortization of acquisition-related intangibles	34,273	27,249	7,024	25.8%
Compliance-related professional fees	28,757	26,269	2,488	9.5%
Compliance-related compensation and other expenses	35	15,031	(14,996)	(99.8%)
Impairment charges	—	2,731	(2,731)	(100.0%)
Litigation settlements and related costs	(4,292)	8,710	(13,002)	(149.3%)
Acquisition-related charges	—	6,682	(6,682)	(100.0%)
Restructuring and integration charges	8,946	14,286	(5,340)	(37.4%)
Other	(111)	127	(238)	(187.4%)

Segment expense adjustments	103,318	131,982	(28,664)	(21.7%)

Segment expenses	555,011	496,388	58,623	11.8%

Segment performance	$120,423	$75,409	$45,014	59.7%

Revenue

Verint’s product revenue consists of the sale of hardware and software products. Product revenue was $365.5 million for the fiscal year ended January 31, 2009, an increase of $32.4 million, or 9.7%, compared to the fiscal year ended January 31, 2008. The increase was primarily attributable to the $47.4 million increase in product revenue related to Verint’s Communication Intelligence solutions as well as an increase of $6.6 million in Verint’s Workforce Optimization solutions. These increases were offset by a decrease of $21.6 million in Video Intelligence solutions revenue.

Verint’s service and support revenue consists primarily of revenue from installation, consulting and training services and post-contract customer support. Service and support revenue was $304.1 million for the fiscal year ended January 31, 2009, an increase of $102.7 million, or 51.0%, compared to the fiscal year ended January 31, 2008. The increase was primarily related to service revenue associated with Workforce Optimization solutions which represented $84.9 million of the total increase, as well as a combined increase of $17.8 million in service revenue associated with the Video Intelligence and Communications Intelligence solutions. The increase in the Workforce Optimization solutions was due primarily to the inclusion of the results of operations of Witness for the entire fiscal year ended January 31, 2009 compared to the inclusion of Witness’ results of operations for the prior year from the date of its acquisition in May 2007, coupled with an increase in Witness maintenance renewal revenue recognized at full value as a result of reduced impact of the purchase accounting adjustments to reflect obligations assumed in the acquisition. Verint recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $5.2 million and $33.9 million that would have been otherwise recorded by Witness as an independent entity, were not recognized in the fiscal years ended January 31, 2009 and 2008, respectively.

Revenue by Geographic Region

Revenue in the Americas, EMEA and Asia Pacific represented approximately 52%, 32% and 16% of Verint’s revenue, respectively, for the fiscal year ended January 31, 2009 compared to approximately 52%, 33% and 15%, respectively, for the fiscal year ended January 31, 2008.

Cost of Revenue

Verint’s product costs primarily consist of hardware material costs, royalties due to third parties for software components that are embedded in the software applications, amortization of capitalized software development costs, charge for impairments of intangible assets, personnel-related costs associated with Verint’s global operations, contractor and consulting expenses, facility costs, and other allocated overhead expenses. Product costs for the fiscal year ended January 31, 2009 also included amortization and impairment of acquired technology of $9.0 million. Product costs were $140.6 million for the fiscal year ended January 31, 2009, an increase of $11.0 million, or 8.5%, compared to the fiscal year ended January 31, 2008. This increase was due primarily to the increased product revenue related to Communication Intelligence solutions. This increase in revenue resulted in an increase in hardware material costs as well as expenses relating to resources dedicated to the delivery of customized projects, and included an increase in personnel-related costs of $6.0 million, an increase in consulting and contracting costs of $3.2 million, and an increase in other product costs of $0.8 million. Product costs related to the Workforce Optimization solutions also increased as a result of an increase in product revenue. Product costs related to Video Intelligence solutions decreased as a result of a decrease in product revenue.

Verint’s service costs primarily consist of personnel-related costs, contractor costs, stock-based compensation expenses, facility costs, travel expenses relating to installation, training, consulting, and maintenance services, and other overhead expenses. Service costs were $117.5 million for the fiscal year ended January 31, 2009, an increase of $17.2 million, or 17.1%, compared to the fiscal year ended January 31, 2008. This increase was primarily attributable to the inclusion of the results of operations of Witness for the entire fiscal year ended January 31, 2009 compared to the inclusion of Witness’ results of operations for the prior year from the date of its acquisition in May 2007. Of these expenses, personnel-related costs increased $8.3 million, materials costs increased $4.3 million, contractor expenses increased $1.7 million, travel and lodging increased $0.7 million, stock-based compensation expenses increased $0.5 million, and other expenses increased $1.6 million.

Selling, General and Administrative

Verint’s selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, other administrative expenses and amortization of other acquired intangible assets.

Selling, general and administrative expenses were $307.3 million for the fiscal year ended January 31, 2009, an increase of $28.5 million, or 10.2%, compared to the fiscal year ended January 31, 2008. This increase was primarily attributable to:

(i)	a $9.3 million increase in agent commissions due to increased revenue;

(ii)	a $7.4 million increase in personnel-related costs partially due to the inclusion of the results of operations of Witness for the entire fiscal year ended January 31, 2009 compared to the inclusion of Witness’ results of operations from the date of its acquisition in May 2007 for the fiscal year ended January 31, 2008, partially offset by lower expenses due to a reduction in workforce attributable to cost-saving initiatives and the absence of the prior year’s special retention program;

(iii)	a $5.6 million increase in amortization of other acquisition-related intangible assets, a $2.0 million increase in stock-compensation expense and a $2.0 million increase in rent and utilities expense, each due to the inclusion of the results of operations of Witness for the entire fiscal year ended January 31, 2009 compared to the inclusion of Witness’ results of operations from the date of its acquisition in May 2007 for the fiscal year ended January 31, 2008; and

(iv)	a $6.0 million increase in professional fees, including a $2.5 million increase in compliance-related professional fees.

The increases were partially offset by a $3.2 million decline in sales commissions due to a reduction in customer orders for Verint’s Workforce Optimization and Video Intelligence solutions received during the fiscal year, as well as other expense reductions totaling $0.7 million.

Research and Development, Net

Verint’s research and development expenses primarily consist of personnel and subcontracting expenses, facility costs, and other allocated overhead, net of certain software development costs that are capitalized as well as reimbursements under government programs. Software development costs are capitalized upon the establishment of technological feasibility and until related products are available for general release to customers.

Research and development, net was $88.2 million for the fiscal year ended January 31, 2009, an increase of $0.6 million, or 0.7%, compared to the fiscal year ended January 31, 2008. This increase was primarily attributable to:

(i)	a $2.3 million increase in contractor and consultant fees;

(ii)	a $1.9 million increase in stock-based compensation expense; and

(iii)	a $0.5 million increase in other expenses, all of which were primarily attributable to the inclusion of the results of operations of Witness for the entire fiscal year ended January 31, 2009 compared to the inclusion of Witness’ results of operations from the date of its acquisition in May 2007.

These increases were partially offset by the absence of a special bonus program during the fiscal year ended January 31, 2009, which totaled $4.2 million in the fiscal year ended January 31, 2008.

Other Operating Expenses

Other operating expenses were $4.7 million for the fiscal year ended January 31, 2009, a decrease of $27.3 million, or 85.4%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to:

(i)	a $13.0 million decrease in litigation charges resulting from the recovery of $4.3 million due to a gain on the settlement of a legal matter, net of legal fees, recorded during the fiscal year ended January 31, 2009 compared to legal fees of $8.7 million incurred during the fiscal year ended January 31, 2008;

(ii)	a $6.7 million write-off of in-process research and development primarily related to the incomplete research and development projects attributable to the Witness acquisition in the fiscal year ended January 31, 2008, with no corresponding acquisition-related charges recorded for the fiscal year ended January 31, 2009; and

(iii)	a $5.3 million decrease in integration and restructuring costs primarily related to the Witness acquisition.

Income (Loss) from Operations

Income from operations was $11.2 million for the fiscal year ended January 31, 2009, an improvement of $105.0 million compared to loss from operations of $93.8 million for the fiscal year ended January 31, 2008, due primarily to the reasons described above.

Foreign Currency Effect on Operating Results

In the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint’s business adversely affected operating results. The U.S. dollar weakened against the euro and NIS and strengthened against the British pound sterling and Canadian dollar. The net impact was unfavorable on Verint’s revenue due primarily to the weaker British pound sterling, and had a net unfavorable impact on Verint’s operating income due primarily to the stronger NIS (which caused Verint’s local expenses to be higher). Had foreign exchange rates for the fiscal year ended January 31, 2008 remained constant in the fiscal year ended January 31, 2009, Verint’s total revenue would have been approximately $5.0 million higher and operating expenses and product and service costs would have been approximately $2.0 million lower, or a net favorable constant dollar impact of approximately $7.0 million on operating income in the fiscal year ended January 31, 2009.

Segment Performance

Segment performance was $120.4 million for the fiscal year ended January 31, 2009 based on segment revenue of $675.4 million, resulting in a segment performance margin of 17.8% as a percentage of segment revenue. Segment performance was $75.4 million for the fiscal year ended January 31, 2008 on segment revenue of $571.8 million, resulting in a segment performance margin of 13.2% as a percentage of segment revenue. The increase in segment performance margin is principally a result of increases in revenue only offset in part by increases in costs.

Ulticom

	Ulticom
	Fiscal Years Ended January 31,		Change
	2009	2008	Amount	Percent
	(In thousands)

Revenue:
Revenue	$48,812	$53,576	$(4,764)	(8.9%)
Intercompany revenue	4,235	5,434	(1,199)	(22.1%)

Total revenue	53,047	59,010	(5,963)	(10.1%)

Costs and expenses:
Cost of revenue	14,500	16,316	(1,816)	(11.1%)
Selling, general and administrative	33,435	35,105	(1,670)	(4.8%)
Research and development, net	16,288	16,363	(75)	(0.5%)
Other operating expenses	710	418	292	69.9%

Total costs and expenses	64,933	68,202	(3,269)	(4.8%)

Loss from operations	$(11,886)	$(9,192)	$(2,694)	29.3%

Computation of segment performance:
Total revenue	$53,047	$59,010	$(5,963)	(10.1%)
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$53,047	$59,010	$(5,963)	(10.1%)

Total costs and expenses	$64,933	$68,202	$(3,269)	(4.8%)
Segment expense adjustments:
Stock-based compensation expense	1,721	2,190	(469)	(21.4%)
Compliance-related professional fees	3,673	4,672	(999)	(21.4%)
Compliance-related compensation and other expenses	4,350	571	3,779	N/M
Restructuring and integration charges	710	418	292	69.9%
Other	1,714	951	763	80.2%

Segment expense adjustments	12,168	8,802	3,366	38.2%

Segment expenses	52,765	59,400	(6,635)	(11.2%)

Segment performance	$282	$(390)	$672	(172.3%)

Revenue

Ulticom’s product revenue consists primarily of sales of software licenses and interface boards. Product revenue was $37.9 million for the fiscal year ended January 31, 2009, a decrease of $5.2 million, or 12.0%, compared to the fiscal year ended January 31, 2008. The decrease in product revenue was due primarily to the effect of decline in sales volume and lower average selling prices of boards. Ulticom believes that the demand for its products was negatively impacted by a decline in capital spending by companies operating in the communications industry in recent years. Ulticom’s service revenue consists primarily of software maintenance fees related to the previously deployed software licenses of Ulticom’s products and, in general, demonstrate less volatility than product revenue. Service revenue was $10.9 million for the fiscal year ended January 31, 2009, an increase of $0.4 million, or 4.0%, compared to the fiscal year ended January 31, 2008.

Intercompany Revenue

Intercompany revenue was related to revenue generated from affiliates, primarily from Comverse. Intercompany revenue was $4.2 million for the fiscal year ended January 31, 2009, a decrease of $1.2 million, or 22.1%, compared to the fiscal year ended January 31, 2008.

Cost of Revenue

Product costs were $8.8 million for the fiscal year ended January 31, 2009, a decrease of $1.7 million, or 16.0%, compared to the fiscal year ended January 31, 2008. This decrease was due primarily to (i) write-downs in the values of inventory for excess and obsolete boards and board components recorded for the fiscal year ended January 31, 2008, with no corresponding write-downs recorded for the fiscal year ended January 31, 2009, (ii) a reduction in workforce in the fiscal year ended January 31, 2009 and (iii) lower materials and production costs resulting from a lower volume of sales orders as compared to the fiscal year ended January 31, 2008. Service costs were $5.7 million for the fiscal year ended January 31, 2009, consistent with the fiscal year ended January 31, 2008.

Selling, General and Administrative

Selling, general and administrative expenses were $33.4 million for the fiscal year ended January 31, 2009, a decrease of $1.7 million, or 4.8%, compared to the fiscal year ended January 31, 2008. The decrease is due primarily to workforce reductions in sales, marketing and administrative staff and related travel expenses, and the completion of the activities associated with Ulticom’s Investigations and financial restatement activities early in the fiscal year ended January 31, 2009. The decrease was partially offset by additional expenses recorded for the fiscal year ended January 31, 2009 relating to (i) Ulticom’s corporate development related activities that consisted primarily of exploring various strategic options and the evaluation of the special cash dividend that was paid in April 2009 and (ii) cash payments to compensate holders of expired options and costs associated with employee retention payments and workforce reductions.

Research and Development, Net

Research and development expenses were $16.3 million for the fiscal year ended January 31, 2009, consistent with the fiscal year ended January 31, 2008. As a percentage of revenue, research and development expenses increased by 3.0%.

Other Operating Expenses

Other operating expenses were $0.7 million for the fiscal year ended January 31, 2009, an increase of $0.3 million compared to the fiscal year ended January 31, 2008.

Loss from Operations

Loss from operations was $11.9 million for the fiscal year ended January 31, 2009, an increase in loss from operations of $2.7 million, or 29.3%, compared to the fiscal year ended January 31, 2008, due primarily to the reasons described above.

Segment Performance

Segment performance changed from a loss of $0.4 million for the fiscal year ended January 31, 2008 to income $0.3 million for the fiscal year ended January 31, 2009. This change is attributable to the fact that the decline in total segment expenses for the fiscal year ended January 31, 2009 more than offset the decline in segment revenue for such fiscal year, as compared to the fiscal year ended January 31, 2008. Segment performance margins remained relatively constant.

All Other

	All Other
	Fiscal Years Ended January 31,		Change
	2009	2008	Amount	Percent
	(In thousands)

Revenue:
Revenue	$41,347	$47,001	$(5,654)	(12.0%)
Intercompany revenue	250	740	(490)	(66.2%)

Total revenue	41,597	47,741	(6,144)	(12.9%)

Costs and expenses:
Cost of revenue	12,147	14,203	(2,056)	(14.5%)
Intercompany purchases	2,333	4,508	(2,175)	(48.2%)
Selling, general and administrative	65,036	76,789	(11,753)	(15.3%)
Research and development, net	10,266	12,044	(1,778)	(14.8%)
Other operating expenses	999	—	999	N/M

Total costs and expenses	90,781	107,544	(16,763)	(15.6%)

Loss from operations	$(49,184)	$(59,803)	$10,619	(17.8%)

Computation of segment performance:
Total revenue	$41,597	$47,741	$(6,144)	(12.9%)
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$41,597	$47,741	$(6,144)	(12.9%)

Total costs and expenses	$90,781	$107,544	$(16,763)	(15.6%)
Segment expense adjustments:
Stock-based compensation expense	9,685	7,909	1,776	22.5%
Compliance-related professional fees	13,320	14,039	(719)	(5.1%)
Compliance-related compensation and other expenses	(1,811)	2,549	(4,360)	(171.0%)
Litigation settlements and related costs	2,100	1,901	199	10.5%
Restructuring and integration charges	999	—	999	N/M
Other	1,219	1,745	(526)	(30.1%)

Segment expense adjustments	25,512	28,143	(2,631)	(9.3%)

Segment expenses	65,269	79,401	(14,132)	(17.8%)

Segment performance	$(23,672)	$(31,660)	$7,988	(25.2%)

Revenue

All other revenue for both years was generated primarily by Starhome. Starhome’s product revenue consists of the sale of hardware and software products and professional services, including managed services and PCS. All other revenue was $41.3 million for the fiscal year ended January 31, 2009, a decrease of $5.7 million, or 12.0%, compared to the fiscal year ended January 31, 2008. This decrease was due primarily to the divestiture of an insignificant subsidiary of CTI.

Cost of Revenue

Substantially all of the cost of revenue for both fiscal years was attributable to Starhome. Starhome’s cost of revenue primarily consists of material costs and personnel-related costs associated with the customization of products and providing maintenance and professional services. Cost of revenue was $12.1 million for the fiscal year ended January 31, 2009, a decrease of $2.1 million, or 14.5%, compared to the fiscal year ended January 31, 2008 primarily due to the divestiture of an insignificant subsidiary.

Selling, General and Administrative

Selling, general and administrative expenses include expenses incurred by Starhome, our holding company operations, and other insignificant subsidiaries. For the fiscal years ended January 31, 2009 and 2008, selling general and administrative expenses attributable to Starhome were $19.7 million and $20.7 million, respectively. Selling, general and administrative expenses for the entire segment were $65.0 million for the fiscal year ended January 31, 2009, a decrease of $11.8 million, or 15.3%, compared to the fiscal year ended January 31, 2008. The decrease was due primarily to (i) a $6.5 million decrease in professional fees, (ii) a $3.0 million decrease in other selling, general and administrative expenses and (iii) a $1.7 million reduction in Starhome’s agent commissions.

Research and Development, Net

Research and development expenses were $10.3 million for the fiscal year ended January 31, 2009, a decrease of $1.8 million, or 14.8%, compared to the fiscal year ended January 31, 2008. Substantially all of the research and development expenses for both years were related to Starhome.

Other Operating Expenses

Other operating expenses were $1.0 million for the fiscal year ended January 31, 2009 with no corresponding expense recorded for the fiscal year ended January 31, 2008. The expense recorded was related to restructuring activities at Starhome in the fiscal year ended January 31, 2009.

Loss from Operations

Loss from operations was $49.2 million for the fiscal year ended January 31, 2009, a decrease in loss of $10.6 million, or 17.8%, compared to the fiscal year ended January 31, 2008, due primarily to the reasons described above. For the fiscal years ended January 31, 2009 and 2008, loss from operations attributable to Starhome was $3.8 million and $5.5 million, respectively.

Segment Performance

Segment performance was a loss of $23.7 million for the fiscal year ended January 31, 2009, a decrease in loss of $8.0 million, or 25.2%, compared to the loss for the fiscal year ended January 31, 2008. The decrease was primarily attributable to the reductions in selling, general and administrative expenses at CTI, Starhome and other insignificant subsidiaries. For the fiscal years ended January 31, 2009 and 2008, segment performance included Starhome’s loss of $0.9 million and $4.1 million, respectively.

Fiscal Year ended January 31, 2008 Compared to Fiscal Year ended January 31, 2007

Condensed Consolidated Results

	Fiscal Years Ended January 31,		Change
	2008	2007	Amount	Percent
	(In thousands, except per share data)

Total revenue	$1,723,551	$1,431,951	$291,600	20.4%

Loss from operations	$(421,815)	$(389,795)	$(32,020)	8.2%

Interest income	76,519	85,609	(9,090)	(10.6%)
Interest expense	(37,487)	(1,772)	(35,715)	N/M
Other (expense) income, net	(52,799)	23,673	(76,472)	N/M

Income tax provision	(21,133)	(46,312)	25,179	(54.4%)

Minority interest and equity in earnings of unconsolidated affiliates, net of tax	83,506	13,290	70,216	N/M

Cumulative effect of change in accounting principle	—	1,449	(1,449)	N/M

Net loss	$(373,209)	$(313,858)	$(59,351)	18.9%

Loss per share:
Basic	$(1.83)	$(1.55)	$(0.28)

Diluted	$(1.84)	$(1.55)	$(0.29)

Total Revenue

Total revenue was $1,723.6 million for the fiscal year ended January 31, 2008, an increase of $291.6 million, or 20.4%, compared to the fiscal year ended January 31, 2007. The increase was primarily attributable to:

(i)	a $165.8 million increase in revenue at our Verint segment principally due to the inclusion of the results of operations of Witness from the date of its acquisition in May 2007;

(ii)	a $102.2 million increase in revenue at our Comverse segment from customer solutions, primarily attributable to increased sales of Comverse’s VAS customer solutions; and

(iii)	a $18.1 million increase in maintenance revenue at our Comverse segment.

Loss from Operations

Loss from operations was $421.8 million for the fiscal year ended January 31, 2008, an increase in loss of $32.0 million, or 8.2%, compared to the fiscal year ended January 31, 2007. The increase in loss was primarily attributable to:

(i)	a $135.1 million charge for goodwill impairment and a $10.0 million charge for impairment of intangible assets both related to the Netcentrex reporting unit of our Comverse segment for the fiscal year ended January 31, 2008, with no corresponding charge recognized for the fiscal year ended January 31, 2007;

(ii)	a $107.2 million increase in personnel-related costs classified within selling, general and administrative and research and development during the fiscal year ended January 31, 2008, of which $68.5 million is attributable to our Verint segment due primarily to the increase in employee headcount due to the inclusion of the results of operations of Witness from the date of its acquisition by Verint in May 2007;

(iii)	a $42.9 million increase in compliance-related professional fees in the fiscal year ended January 31, 2008 compared to the fiscal year ended January 31, 2007;

(iv)	a $21.1 million increase in restructuring costs primarily as a result of Comverse’s plan to consolidate facilities and eliminate associated staff positions in order to re-align its operational activities and reduce facility usage;

(v)	a $14.3 million increase in amortization expense classified within selling, general and administrative and research and development primarily attributable to Verint’s amortization of acquired intangible assets almost entirely attributable to the Witness acquisition;

(vi)	a $13.8 million increase in rent and utility expenses and a $9.2 million increase in agent and employee sales commissions due to increased revenue, primarily related to both our Comverse and our Verint segments;

(vii)	an $11.0 million integration charge and a $6.7 million write-off of in-process research and development in the fiscal year ended January 31, 2008, which was related to the Witness acquisition; and

(viii)	$8.7 million of legal fees associated with intellectual property litigation assumed by Verint in the Witness acquisition in the fiscal year ended January 31, 2008, with no corresponding charges recorded for the prior fiscal year. This litigation was settled in the fiscal year ended January 31, 2009.

The above operating expense increases were partially offset by:

(i)	a $291.6 million increase in total revenue that was partially offset by a related increase in cost of revenue of $113.1 million, primarily attributable to both the Comverse and Verint segments; and

(ii)	a $174.4 million litigation accrual recognized in the fiscal year ended January 31, 2007 reflecting the settlements of the consolidated shareholder class action and the federal and state derivative actions (instituted against CTI in the first quarter of the fiscal year ended January 31, 2007) in accordance with settlement agreements entered into by CTI and approved by the courts in which such actions were pending on June 23, 2010, July 1, 2010 and September 23, 2010, respectively, with no corresponding charge recorded for the fiscal year ended January 31, 2008. See Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—Settlement Agreements.”

Interest Income

Interest income was $76.5 million for the fiscal year ended January 31, 2008, a decrease of $9.1 million, or 10.6%, compared to the fiscal year ended January 31, 2007. This decrease was primarily attributable to lower average cash and investment balances.

Interest Expense

Interest expense was $37.5 million for the fiscal year ended January 31, 2008, an increase of $35.7 million compared to the fiscal year ended January 31, 2007. The increase was primarily attributable to $34.4 million of interest on the $650.0 million term loan facility that was entered into by Verint in connection with its acquisition of Witness in May 2007.

Other (Expense) Income, Net

Other expense was $52.8 million for the fiscal year ended January 31, 2008, a change of $76.5 million compared to other income of $23.7 million for the fiscal year ended January 31, 2007. The change was primarily attributable to:

(i)	a $47.9 million impairment charge associated with ARS recognized in the fiscal year ended January 31, 2008, with no corresponding impairment charge recognized in the fiscal year ended January 31, 2007;

(ii)	a $29.3 million unrealized loss on an interest rate swap that Verint entered into during the fiscal year ended January 31, 2008 to partially mitigate its exposure to changes in variable interest rates applicable to borrowings under its credit facility; and

(iii)	an $8.7 million decrease in net realized gains on investments and derivatives for the fiscal year ended January 31, 2008 compared to the fiscal year ended January 31, 2007, primarily due to gains recognized on the sale of CTI’s investments in equity securities during the fiscal year ended January 31, 2007.

These increases in expenses were offset by an increase in net foreign currency transaction gains of $15.6 million for the fiscal year ended January 31, 2008 compared to the fiscal year ended January 31, 2007.

Income Tax Provision

Income tax provision was $21.1 million for the fiscal year ended January 31, 2008, compared to $46.3 million for the fiscal year ended January 31, 2007. The effective tax rate for continuing operations was (4.9)% for the fiscal year ended January 31, 2008 compared to (16.4)% for the fiscal year ended January 31, 2007. The negative effective tax rate for the years ended January 31, 2008 and 2007 resulted from recording income tax expense on a consolidated pre-tax loss which was primarily attributable to recording a valuation allowance against deferred tax assets and recording an income tax provision in jurisdictions with taxable income. Excluding the impact of the valuation allowances, the effective tax rate for the fiscal years ended January 31, 2008 and 2007 would have been 16.5% and (9.5)%, respectively, which were lower than the U.S. statutory tax rate.

For the fiscal year ended January 31, 2008 significant differences impacting the effective tax rate, other than valuation allowance, included additional reserves established for tax contingencies, impact of non-deductible goodwill impairment charges, basis difference in investment in subsidiaries and non-deductible stock-based compensation expenses.

Although there was a consolidated pre-tax loss, we were still subject to taxation due to the relative mix of income and losses generated in multiple taxing jurisdictions with tax rates different than the U.S. statutory rate.

Minority Interest and Equity In Earnings of Unconsolidated Affiliates, Net of Tax

Minority interest and equity in earnings of unconsolidated affiliates, net of tax, was $83.5 million for the fiscal year ended January 31, 2008, an increase of $70.2 million compared to the fiscal year ended January 31, 2007. The increase was primarily a result of an increase in Verint losses allocated to its minority interest holders for the fiscal year ended January 31, 2008.

Net Loss

Net loss was $373.2 million for the fiscal year ended January 31, 2008, an increase in loss of $59.4 million, or 18.9%, compared to the fiscal year ended January 31, 2007, due primarily to the reasons discussed above.

Segment Results

Comverse

	Comverse
	Fiscal Years Ended January 31,		Change
	2008	2007	Amount	Percent
	(In thousands)

Revenue:
Revenue	$1,088,431	$968,112	$120,319	12.4%
Intercompany revenue	4,798	5,575	(777)	(13.9%)

Total revenue	1,093,229	973,687	119,542	12.3%

Costs and expenses:
Cost of revenue	576,673	505,048	71,625	14.2%
Intercompany purchases	4,958	6,947	(1,989)	(28.6%)
Selling, general and administrative	346,879	339,673	7,206	2.1%
Research and development, net	260,907	272,960	(12,053)	(4.4%)
Other operating expenses	162,468	8	162,460	N/M

Total costs and expenses	1,351,885	1,124,636	227,249	20.2%

Loss from operations	$(258,656)	$(150,949)	$(107,707)	71.4%

Computation of segment performance:
Total revenue	$1,093,229	$973,687	$119,542	12.3%
Segment revenue adjustment	4,980	1,829	3,151	172.3%

Segment revenue	$1,098,209	$975,516	$122,693	12.6%

Total costs and expenses	$1,351,885	$1,124,636	$227,249	20.2%
Segment expense adjustments:
Stock-based compensation expense	22,478	97,831	(75,353)	(77.0%)
Amortization of acquisition-related intangibles	29,587	28,215	1,372	4.9%
Compliance-related professional fees	43,047	24,507	18,540	75.7%
Compliance-related compensation and other expenses	35,483	6,193	29,290	N/M
Impairment charges	145,082	—	145,082	N/M
Acquisition-related charges	282	5,226	(4,944)	(94.6%)
Restructuring and integration charges	17,386	8	17,378	N/M
Other	178	1,110	(932)	(84.0%)

Segment expense adjustments	293,523	163,090	130,433	80.0%

Segment expenses	1,058,362	961,546	96,816	10.1%

Segment performance	$39,847	$13,970	$25,877	185.2%

Revenue

Revenue from customer solutions was $713.7 million for the fiscal year ended January 31, 2008, an increase of $102.2 million, or 16.7%, compared to the fiscal year ended January 31, 2007. The increase was attributable to growth in revenue from sales of Comverse’s VAS and BSS customer solutions of $89.1 million and $13.1 million, respectively. Reflected in the increased revenue from Comverse’s VAS customer solutions was revenue of $35.7 million attributable to the inclusion of the results of operations of Netcentrex for the entire fiscal year ended January 31, 2008, compared to the inclusion of its results of operations from the date of its acquisition in May 2006 in the fiscal year ended January 31, 2007.

Maintenance revenue was $374.7 million for the fiscal year ended January 31, 2008, an increase of $18.1 million, or 5.1%, compared to the fiscal year ended January 31, 2007. Reflected in the increase was revenue of $4.0 million attributable to the inclusion of the results of operations of Netcentrex for the entire fiscal year ended January 31, 2008 compared to the inclusion of its results of operations from the date of its acquisition in May 2006.

Revenue by Geographic Region

Revenue in the Americas, EMEA and Asia Pacific represented approximately 37%, 51%, and 12%, of Comverse’s revenue, respectively, for the fiscal year ended January 31, 2008 compared to approximately 40%, 46%, and 14%, respectively, for the fiscal year ended January 31, 2007. The changes presented are not attributable to any identifiable trend.

Foreign Currency Impact on Revenue

The majority of Comverse’s revenue for the fiscal year ended January 31, 2008 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the fiscal year ended January 31, 2008 compared to the fiscal year ended January 31, 2007 favorably impacted revenue by $35.1 million.

Intercompany Revenue

Intercompany revenue was generated from sales to affiliates, primarily to Starhome. Intercompany revenue was $4.8 million for the fiscal year ended January 31, 2008, a decrease of $0.8 million compared to the fiscal year ended January 31, 2007.

Cost of Revenue

Cost of revenue was $576.7 million for the fiscal year ended January 31, 2008, an increase of $71.6 million, or 14.2%, compared to the fiscal year ended January 31, 2007. The increase was primarily attributable to:

(i)	a $70.8 million increase in cost as a result of higher revenue, consisting of a $48.1 million increase in material costs and overhead, an $17.5 million increase in contractor expenses and a $5.2 million increase in travel and entertainment expenses;

(ii)	a $14.4 million increase reflecting the inclusion of the results of operations of Netcentrex for the entire fiscal year ended January 31, 2008 compared to the inclusion of its results of operations for the prior year from the date of its acquisition in May 2006; and

(iii)	an $8.7 million increase in personnel-related costs due to an increase in professional services corresponding to the added complexity of VAS and BSS projects.

These increases were partially offset by:

(i)	a $13.7 million decrease in stock-based compensation expense for the fiscal year ended January 31, 2008 compared to the fiscal year ended January 31, 2007. This decrease was due to the expense recorded in the fiscal year ended January 31, 2007 as a result of the modification made to previously granted stock awards to allow additional time for terminated employees to exercise options after the restricted period resulting from CTI’s delay in filing its periodic reports since April 2006 (or the Modification) and the absence of significant equity grants subsequent to January 31, 2006; and

(ii)	a $12.2 million decrease in costs associated with research and development activities as a result of fewer customization projects specified by customers for the fiscal year ended January 31, 2008.

Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $9.4 million on overall cost of revenue for the fiscal year ended January 31, 2008.

Selling, General and Administrative

Selling, general and administrative expenses were $346.9 million for the fiscal year ended January 31, 2008, an increase of $7.2 million, or 2.1%, compared to the fiscal year ended January 31, 2007. The increase was primarily attributable to:

(i)	a $20.2 million increase in personnel-related costs due primarily to $10.5 million of retention bonuses granted in the fiscal year ended January 31, 2008 to certain employees and $5.3 million of additional salary costs reflecting the inclusion of the results of operations of Netcentrex for the entire fiscal year ended January 31, 2008 compared to the inclusion of its results of operations for the prior year from the date of its acquisition in May 2006. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $6.5 million for the fiscal year ended January 31, 2008;

(ii)	an $18.5 million increase in compliance-related professional fees;

(iii)	a $6.2 million increase in other costs, including bad debt expense, contractor costs and commissions primarily due to increase in revenue.

(iv)	a $6.2 million increase in rent and utility expenses due to the inclusion of the results of operations of Netcentrex for the entire fiscal year ended January 31, 2008 and increase in rent expense of existing locations.

The increases were partially offset by a $46.0 million decrease in stock-based compensation expense due primarily to the additional expense recorded in the fiscal year ended January 31, 2007 as a result of the Modification. Additionally, during the fiscal year ended January 31, 2008, there were no significant stock-based compensation grants awarded, which further contributed to the decrease in expense.

Research and Development, Net

Research and development expenses were $260.9 million for the fiscal year ended January 31, 2008, a decrease of $12.1 million, or 4.4%, compared to the fiscal year ended January 31, 2007. The decrease was primarily attributable to a $15.6 million decrease in stock-based compensation expense due to the additional expense recorded for the Modification in the fiscal year ended January 31, 2007. In addition, during the fiscal year ended January 31, 2008, there were no significant stock-based compensation grants awarded, which further contributed to the decrease in expense. This decrease was partially offset by a $5.1 million increase in personnel-related costs, mainly as a result of the inclusion of the results of operations of Netcentrex for the entire fiscal year ended January 31, 2008 compared to the inclusion of its results of operations for the prior year from the date of its acquisition in May 2006. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs related to research and development of approximately $5.7 million for the fiscal year ended January 31, 2008.

Research and development expenses related to VAS products accounted for $180.4 million of research and development, net for the fiscal year ended January 31, 2008. Research and development expenses were incurred in connection with a variety of different VAS related research and development projects, of which $60.8 million, $55.3 million, $33.5 million and $18.8 million were related to developing messaging and browsing products, voice and mobile internet products, Components and Netcentrex IP Communication products, respectively. Research and development expenses related to BSS products accounted for $74.4 million of research and development expenses, net for the fiscal year ended January 31, 2008, of which $60.0 million was related to enhancing Comverse ONE.

Other Operating Expenses

Other operating expenses were $162.5 million for the fiscal year ended January 31, 2008. For the fiscal year ended January 31, 2008, Comverse recorded $135.1 million of goodwill impairment charges related to the Netcentrex reporting unit. In addition, Comverse recorded a $10.0 million charge to reflect impairment of Netcentrex’ intangible assets. No such charges for impairment were recorded for the fiscal year ended January 31, 2007.

During the fiscal year ended January 31, 2008, Comverse recorded a $17.4 million restructuring charge related to its restructuring initiative approved by Comverse’s management during such fiscal year that resulted in the closing of facilities and elimination of associated staff positions in an effort to re-align operational activities. No such charges for restructuring were recorded for the fiscal year ended January 31, 2007.

Loss from Operations

Loss from operations was $258.7 for the fiscal year ended January 31, 2008, an increase of $107.7 million compared to the fiscal year ended January 31, 2007 due primarily to the reasons described above.

Segment Performance

Segment performance was $39.8 million for the fiscal year ended January 31, 2008 based on segment revenue of $1,098.2 million, representing a segment performance margin of 3.6% as a percentage of segment revenue. Segment performance was $14.0 million for the fiscal year ended January 31, 2007 based on segment revenue of $975.5 million, representing a segment performance margin of 1.4% as a percentage of segment revenue.

The increase in segment performance margin is principally a result of growth in revenue, including an increase in segment revenue from inclusion of the results of operations of Netcentrex for the entire fiscal year ended January 31, 2008 compared to the inclusion of its results of operations from the date of its acquisition in May 2006 in the fiscal year ended January 31, 2007 only partially offset by an increase in overall segment expenses.

Verint

	Verint
	Fiscal Years Ended January 31,		Change
	2008	2007	Amount	Percent
	(In thousands)

Revenue:
Revenue	$534,543	$368,777	$165,766	45.0%
Intercompany revenue	—	1	(1)	(100.0%)

Total revenue	534,543	368,778	165,765	44.9%

Costs and expenses:
Cost of revenue	229,990	191,384	38,606	20.2%
Selling, general and administrative	278,801	150,716	128,085	85.0%
Research and development, net	87,606	53,159	34,447	64.8%
Other operating expenses	31,973	838	31,135	N/M

Total costs and expenses	628,370	396,097	232,273	58.6%

Loss from operations	$(93,827)	$(27,319)	$(66,508)	243.4%

Computation of segment performance:
Total revenue	$534,543	$368,778	$165,765	44.9%
Segment revenue adjustment	37,254	—	37,254	N/M

Segment revenue	$571,797	$368,778	$203,019	55.1%

Total costs and expenses	$628,370	$396,097	$232,273	58.6%
Segment expense adjustments:
Stock-based compensation expense	30,897	18,946	11,951	63.1%
Amortization of acquisition-related intangibles	27,249	6,889	20,360	295.5%
Compliance-related professional fees	26,269	3,650	22,619	N/M
Compliance-related compensation and other expenses	15,031	—	15,031	N/M
Impairment charges	2,731	4,774	(2,043)	(42.8%)
Litigation settlements and related costs	8,710	—	8,710	N/M
Acquisition-related charges	6,682	—	6,682	N/M
Restructuring and integration charges	14,286	—	14,286	N/M
Other (1)	127	18,580	(18,453)	(99.3%)

Segment expense adjustments	131,982	52,839	79,143	149.8%

Segment expenses	496,388	343,258	153,130	44.6%

Segment performance	$75,409	$25,520	$49,889	195.5%

(1)	For the fiscal year ended January 31, 2007, Segment expense adjustments–other includes $19.2 million royalty settlement to Office of the Chief Scientist, Ministry of Industry and Trade of the State of Israel (or OCS) to exit a royalty bearing program.

Revenue

Product revenue was $333.1 million for the fiscal year ended January 31, 2008, an increase of $81.5 million, or 32.4%, compared to the fiscal year ended January 31, 2007. The increase was primarily attributable to a 70% increase in product revenue from Verint’s Workforce Optimization solutions due to the inclusion of the results of operations of Witness from the date of its acquisition in May 2007, as well as a 30% increase in product revenue from its Video Intelligence solutions.

Service and support revenue was $201.4 million for the fiscal year ended January 31, 2008, an increase of $84.2 million, or 71.9%, compared to the fiscal year ended January 31, 2007. The increase was primarily attributable to an 80% increase in service and support revenue related to Workforce Optimization solutions due to the inclusion of the results of operations of Witness from the date of its acquisition in May 2007, as well as a 20% increase in service and support revenue related to Workforce Optimization and Communications Intelligence solutions.

Revenue by Geographic Region

Revenue in the Americas, EMEA and Asia Pacific represented approximately 52%, 33% and 15% of Verint’s revenue, respectively, for the fiscal year ended January 31, 2008, compared to approximately 48%, 31% and 21%, respectively, for the fiscal year ended January 31, 2007.

Cost of Revenue

Product costs were $129.6 million for the fiscal year ended January 31, 2008, a decrease of $13.2 million, or 9.3%, compared to the fiscal year ended January 31, 2007. Product costs included amortization and impairment of acquired technology of $8.0 million for the fiscal year ended January 31, 2008. The decrease was primarily attributable to:

(i)	a $21.5 million decrease in charges recorded for the fiscal year ended January 31, 2007 for royalty expenses and settlement amount with the OCS in connection with exiting the OCS royalty bearing programs in July 2006, with no corresponding charge recorded for the fiscal year ended January 31, 2008;

(ii)	a $1.6 million reduction in write-down of capitalized software development costs; and

(iii)	a $1.0 million write-down in prepaid third-party licenses in the fiscal year ended January 31, 2007 with no corresponding write-down in the fiscal year ended January 31, 2008.

These decreases were partially offset by increases in hardware and software materials costs of $5.6 million as a result of increased revenue, in personnel-related costs of $2.8 million as a result of increased employee headcount attributable to the Witness acquisition and in contractor costs of $1.9 million.

Service costs were $100.4 million for the fiscal year ended January 31, 2008, an increase of $51.8 million, or 106.8%, compared to the fiscal year ended January 31, 2007. Personnel-related costs increased $29.4 million primarily as a result of an increase in employee headcount attributable to the Witness acquisition and partially as a result of Verint’s special retention program in the fiscal year ended January 31, 2008. Other increases in costs included an increase in contractor expenses of $6.4 million, an increase in travel and lodging expenses of $4.7 million, an increase in overhead expenses of $4.3 million, an increase in stock-compensation expense of $2.9 million and an increase in other expenses of $5.7 million, almost all of which were attributable to the Witness acquisition. These increases were offset by $1.3 million of royalty expense incurred in the fiscal year ended January 31, 2007, as a result of exiting the OCS royalty bearing programs in July 2006 with no corresponding expense recorded in the fiscal year ended January 31, 2008.

Selling, General and Administrative

Selling, general and administrative expenses were $278.8 million for the fiscal year ended January 31, 2008, an increase of $128.1 million, or 85.0%, compared to the fiscal year ended January 31, 2007. The increase was primarily attributable to:

(i)	a $45.9 million increase in personnel-related costs and an $11.7 million increase in employee sales commissions primarily as a result of the increase in employee headcount attributable to the Witness acquisition and partially as a result of Verint’s special retention program in the fiscal year ended January 31, 2008;

(ii)	a $47.8 million increase primarily due to the Witness acquisition, including a $16.5 million increase in amortization expense attributable to the amortization of intangible assets, an $8.3 million increase in stock-based compensation expense, a $6.3 million increase in rent and utility expense, a $3.6 million increase in communications expense, a $4.5 million increase in travel and entertainment expenses, and an $8.6 million increase in other expenses; and

(iii)	a $22.6 million increase in compliance-related professional fees in the fiscal year ended January 31, 2008.

Research and Development, Net

Research and development, net was $87.6 million for the fiscal year ended January 31, 2008, an increase of $34.4 million, or 64.8%, compared to the fiscal year ended January 31, 2007. The increase was primarily attributable to the increase in personnel-related costs of $22.6 million principally as a result of an increase in employee headcount due to the Witness acquisition and partially as a result of an employee special retention program in the fiscal year ended January 31, 2008. In addition, Verint experienced other increases, including $5.3 million in contractor expenses, $3.4 million in facility costs and other overhead costs, $2.1 million in depreciation and amortization expense and $1.0 million in other expenses, all due primarily to the Witness acquisition.

Other Operating Expenses

Verint took several actions in the fiscal year ended January 31, 2008 to reduce fixed costs, eliminate redundancies, strengthen areas requiring operational focus, and better position it to respond to market pressures or unfavorable economic conditions. As a result of these actions, Verint incurred restructuring costs of $3.3 million, in approximately equal measure as a result of acquiring Witness and from restructuring charges pertaining to Video Intelligence solutions. Also, resulting from the Witness acquisition and the subsequent integration of the Witness and Verint businesses, Verint incurred integration costs of $11.0 million during the fiscal year ended January 31, 2008. The majority of these integration and restructuring costs consisted of severance and personnel-related costs resulting from headcount reductions, a retention program, professional fees, and costs associated with travel and lodging. Verint did not incur any significant restructuring and integration costs during the fiscal year ended January 31, 2007.

Other operating expenses in the fiscal year ended January 31, 2008 included $8.7 million of legal fees incurred in connection with a patent infringement litigation matter which was settled in the fiscal year ended January 31, 2009, and a $6.7 million acquisition-related charges primarily due to the in-process research and development projects as a result of the Witness acquisition. No in-process research and development charges were recorded for the fiscal year ended January 31, 2007.

Loss from Operations

Loss from operations was $93.8 million for the fiscal year ended January 31, 2008, an increase of $66.5 million compared to the fiscal year ended January 31, 2007. The increase was due primarily to the reasons described above.

Foreign Currency Effect on Operating Results

The weakening of the U.S. dollar relative to the major foreign currencies where Verint conducts business (primarily the British pound sterling, the euro, the NIS and Canadian dollar) in the fiscal year ended

January 31, 2008 compared to the fiscal year ended January 31, 2007 had a favorable impact on revenue and an unfavorable impact on operating expenses and operating loss. Had foreign exchange rates remained constant in these periods, Verint’s total revenue would have been approximately $12.0 million lower and operating expenses and product and service costs would have been approximately $16.0 million lower, or a net favorable constant dollar impact of approximately $4.0 million on operating loss.

Segment Performance

Segment performance was $75.4 million for the fiscal year ended January 31, 2008 based on segment revenue of $571.8 million, resulting in a segment performance margin of 13.2% as a percentage of segment revenue. Segment performance was $25.5 million for the fiscal year ended January 31, 2007 based on segment revenue of $368.8 million, resulting in a segment performance margin of 6.9% as a percentage of segment revenue. The increase in segment performance margin is principally attributable to the growth from the Witness acquisition. The Witness acquisition increased segment revenue and segment performance significantly and resulted in a significant expansion of segment performance margins.

Ulticom

	Ulticom
	Fiscal Years Ended January 31,		Change
	2008	2007	Amount	Percent
	(In thousands)

Revenue:
Revenue	$53,576	$57,768	$(4,192)	(7.3%)
Intercompany revenue	5,434	5,825	(391)	(6.7%)

Total revenue	59,010	63,593	(4,583)	(7.2%)

Costs and expenses:
Cost of revenue	16,316	16,085	231	1.4%
Selling, general and administrative	35,105	28,340	6,765	23.9%
Research and development, net	16,363	15,155	1,208	8.0%
Other operating expenses	418	—	418	N/M

Total costs and expenses	68,202	59,580	8,622	14.5%

(Loss) / Income from operations	$(9,192)	$4,013	$(13,205)	N/M

Computation of segment performance:
Total revenue	$59,010	$63,593	$(4,583)	(7.2%)
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$59,010	$63,593	$(4,583)	(7.2%)

Total costs and expenses	$68,202	$59,580	$8,622	14.5%
Segment expense adjustments:
Stock-based compensation expense	2,190	3,264	(1,074)	(32.9%)
Compliance-related professional fees	4,672	3,821	851	22.3%
Compliance-related compensation and other expenses	571	364	207	56.9%
Restructuring and integration charges	418	—	418	N/M
Other	951	564	387	68.6%

Segment expense adjustments	8,802	8,013	789	9.8%

Segment expenses	59,400	51,567	7,833	15.2%

Segment performance	$(390)	$12,026	$(12,416)	(103.2%)

Revenue

Product revenue was $43.1 million for the fiscal year ended January 31, 2008, a decrease of $3.4 million, or 7.4%, compared to the fiscal year ended January 31, 2007. This change resulted from a decrease in revenue from sales of boards of $8.8 million primarily attributable to the effects of consolidations and mergers of certain of Ulticom’s largest customers resulting in reduced order volume. This decrease which was partially offset by a $4.6 million increase in licensing revenue primarily due to shifts in pricing from board sales to license revenue as a result of the renegotiation of contracts with certain of Ulticom’s largest customers. Service revenue was $10.5 million for the fiscal year ended January 31, 2008, a decrease of $0.7 million, or 6.7%, compared to the fiscal year ended January 31, 2007. This decrease was primarily attributable to lower maintenance prices to certain large customers.

Intercompany Revenue

Intercompany revenue was related to revenue generated from affiliates, primarily from Comverse, and remained relatively consistent year over year.

Cost of Revenue

Product and service costs were $16.3 million for the fiscal year ended January 31, 2008, an increase of $0.2 million, or 1.4%, compared to the fiscal year ended January 31, 2007.

Selling, General and Administrative

Selling, general and administrative expenses were $35.1 million for the fiscal year ended January 31, 2008, an increase of $6.8 million, or 23.9%, compared to the fiscal year ended January 31, 2007. This increase was primarily attributable to:

(i)	a $4.9 million increase in personnel and other labor-related expenses and travel and facilities expenses in the fiscal year ended January 31, 2008, principally due to the expansion of sales and marketing activities both to sell directly to communication service providers and to increase presence in the Asia Pacific region;

(ii)	a $1.1 million increase in costs associated with Ulticom’s investigations and financial restatement activities that began in the fiscal year ended January 31, 2007 and were expanded in the fiscal year ended January 31, 2008; and

(iii)	a $0.7 million increase attributable to corporate development activities in the fiscal year ended January 31, 2008, primarily related to Ulticom’s exploration of various strategic alternatives, and expenses recorded for such fiscal year in connection with employee retention and workforce reduction.

Research and Development, Net

Research and development expenses were $16.4 million for the fiscal year ended January 31, 2008, an increase of $1.2 million, or 8.0%, compared to the fiscal year ended January 31, 2007. This increase was primarily attributable to employee compensation and related expenses and overhead costs related to enhancements in the features and performance of existing products and new product introductions, partially offset by a decline in stock-based compensation expenses.

(Loss) Income from Operations

Loss from operations was $9.2 million for the fiscal year ended January 31, 2008, compared to income from operations of $4.0 million for the fiscal year ended January 31, 2007, due primarily to the reasons described above.

Segment Performance

Segment performance changed to a loss of $0.4 million for the fiscal year ended January 31, 2008 from income of $12.0 million for the fiscal year ended January 31, 2007. Segment performance decreased primarily as a result of declines in revenue from pricing pressures and industry consolidation combined with increased costs related to an investment in sales and marketing activities. Segment performance margins changed from 18.9% for the fiscal year ended January 31, 2007 to (0.7)% for the fiscal year ended January 31, 2008.

All Other

	All Other
	Fiscal Years Ended January 31,		Change
	2008	2007	Amount	Percent
	(In thousands)

Revenue:
Revenue	$47,001	$37,294	$9,707	26.0%
Intercompany revenue	740	1,920	(1,180)	(61.5%)

Total revenue	47,741	39,214	8,527	21.7%

Costs and expenses:
Cost of revenue	14,203	12,618	1,585	12.6%
Intercompany purchases	4,508	3,500	1,008	28.8%
Selling, general and administrative	76,789	53,663	23,126	43.1%
Research and development, net	12,044	10,461	1,583	15.1%
Other operating expenses	—	174,350	(174,350)	(100.0%)

Total costs and expenses	107,544	254,592	(147,048)	(57.8%)

Loss from operations	$(59,803)	$(215,378)	$155,575	(72.2%)

Computation of segment performance:
Total revenue	$47,741	$39,214	$8,527	21.7%
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$47,741	$39,214	$8,527	21.7%

Total costs and expenses	$107,544	$254,592	$(147,048)	(57.8%)
Segment expense adjustments:
Stock-based compensation expense	7,909	8,018	(109)	(1.4%)
Compliance-related professional fees	14,039	13,186	853	6.5%
Compliance-related compensation and other expenses	2,549	2,902	(353)	(12.2%)
Litigation settlements and related costs	1,901	175,569	(173,668)	(98.9%)
Other	1,745	1,353	392	29.0%

Segment expense adjustments	28,143	201,028	(172,885)	(86.0%)

Segment expenses	79,401	53,564	25,837	48.2%

Segment performance	$(31,660)	$(14,350)	$(17,310)	120.6%

Revenue

Revenue was $47.0 million for the fiscal year ended January 31, 2008, an increase of $9.7 million, or 26.0%, compared to the fiscal year ended January 31, 2007. For the fiscal years ended January 31, 2008 and 2007, revenue generated by Starhome was $41.0 million and $30.1 million, respectively. For the fiscal year ended January 31, 2008, Starhome’s revenue growth was attributable to increased revenue from its products and services.

Cost of Revenue

Cost of revenue was $14.2 million for the fiscal year ended January 31, 2008, an increase of $1.6 million, or 12.6%, compared to the fiscal year ended January 31, 2007. For the fiscal years ended January 31, 2008 and 2007, cost of revenue attributable to Starhome was $11.2 million and $9.0 million, respectively. This increase was due primarily to the associated costs from the increase in revenue at Starhome for materials and overhead.

Selling, General and Administrative

Selling, general and administrative expenses were $76.8 million for the fiscal year ended January 31, 2008, an increase of $23.1 million, or 43.1%, compared to the fiscal year ended January 31, 2007. For the fiscal years ended January 31, 2008 and 2007, selling general and administrative expenses related to Starhome were $20.7 million and $19.0 million, respectively. The increase in selling, general and administration expenses for the entire segment was due primarily to (i) an $8.8 million increase in personnel-related expenses, and (ii) an $8.4 million increase in professional fees, including fees incurred by CTI in connection with the Investigations conducted by the Special Committee, the Evaluation conducted by CTI and CTI’s related efforts to become current in its periodic reporting obligations under the federal securities laws, and (iii) an increase of $2.7 million in contractor costs and rent and utilities expense.

Research and Development, Net

Research and development expenses were $12.0 million for the fiscal year ended January 31, 2008, an increase of $1.6 million, or 15.1%, compared to the fiscal year ended January 31, 2007. For the fiscal years ended January 31, 2008 and 2007, research and development expenses related to Starhome were $10.9 million and $9.1 million, respectively.

Other Operating Expenses

In the fiscal year ended January 31, 2007, CTI accrued an aggregate of $174.4 million of expenses related to settlements of a consolidated shareholder class action and shareholder derivative actions. As part of the settlement of the consolidated shareholder class action, CTI agreed to pay consideration to a class action settlement fund in the aggregate amount of up to $165.0 million. As part of the settlement of the shareholder derivative actions, CTI agreed to pay the legal fees and expenses of the plaintiffs of $9.4 million. For more information, see Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—Settlement Agreements.”

Loss from Operations

Loss from operations was $59.8 million for the fiscal year ended January 31, 2008, a decrease of $155.6 million in loss, or 72.2%, compared to the fiscal year ended January 31, 2007, due primarily to the reasons described above. For the fiscal years ended January 31, 2008 and 2007, loss from operations attributable to Starhome was $5.5 million and $8.4 million, respectively.

Segment Performance

Segment performance was a loss of $31.7 million for the fiscal year ended January 31, 2008, an increase in loss of $17.3 million compared to the fiscal year ended January 31, 2007. The increase was attributable to increased expenses at CTI, primarily related to personnel-related costs and professional fees, exceeding the offsetting improvements at Starhome. For the fiscal years ended January 31, 2008 and 2007, segment performance included Starhome’s loss of $4.1 million and $5.9 million, respectively.

Fiscal Year ended January 31, 2007 Compared to Fiscal Year ended January 31, 2006

Condensed Consolidated Results

	Fiscal Years Ended January 31,		Change
	2007	2006	Amount	Percent
	(In thousands, except per share data)

Total revenue	$1,431,951	$1,155,006	$276,945	24.0%

(Loss) income from operations	$(389,795)	$76,758	$(466,553)	N/M
Interest income	85,609	69,686	15,923	22.8%
Interest expense	(1,772)	(4,921)	3,149	(64.0%)
Other income, net	23,673	8,285	15,388	185.7%

Income tax provision	(46,312)	(61,318)	15,006	(24.5%)

Minority interest and equity in earnings of unconsolidated affiliates, net of tax	13,290	(6,090)	19,380	N/M

Cumulative effect of change in accounting principle	1,449	—	1,449	N/M

Net (loss) income	$(313,858)	$82,400	$(396,258)	N/M

(Loss) earnings per share:
Basic	$(1.55)	$0.41	$(1.96)

Diluted	$(1.55)	$0.38	$(1.93)

Total Revenue

Total revenue was $1,432.0 million for the fiscal year ended January 31, 2007, an increase of $276.9 million, or 24.0%, compared to the fiscal year ended January 31, 2006. The increase was primarily attributable to our Comverse segment, which had a $174.6 million increase in revenue compared to the prior fiscal year mainly due to the inclusion of the results of operations of Kenan for the entire fiscal year ended January 31, 2007 compared to the inclusion of Kenan’s results of operations for the prior fiscal year from the date of its acquisition in December 2005 and the inclusion of the results of operations of Netcentrex from the date of its acquisition in May 2006. Excluding the acquisition-related revenue, revenue for our Comverse segment experienced a slight increase of $6.6 million compared to the prior fiscal year. Verint had an increase in revenue of $90.1 million due to higher business volume and the impact of the acquisitions of Mercom and CM Insight during the fiscal year ended January 31, 2007 and of Opus and MultiVision during the fiscal year ended January 31, 2006.

(Loss) Income from Operations

Loss from operations was $389.8 million for the fiscal year ended January 31, 2007, a change of $466.6 million compared to income from operations of $76.8 million for the fiscal year ended January 31, 2006. The change was primarily attributable to:

(i)	a $174.4 million litigation charge recognized in the fiscal year ended January 31, 2007 reflecting the settlements of the consolidated shareholder class action and federal and state derivative actions (instituted against CTI in the first quarter of the fiscal year ended January 31, 2007) in accordance with settlement agreements entered into by CTI and approved by the courts in which such actions were pending on June 23, 2010, July 1, 2010 and September 23, 2010, respectively, with no corresponding charge recorded for the fiscal year ended January 31, 2006. See Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—Settlement Agreements”;

(ii)	a $125.7 million increase in personnel-related costs classified within selling, general and administrative and research and development, primarily attributable to the increase in employee headcount due the inclusion of the results of operations of Kenan, Opus and MultiVision for the entire fiscal year ended January 31, 2007 compared to the inclusion of their results of operations for the prior year from their respective dates of acquisition and the inclusion of the results of operations of Netcentrex, Mercom, and CM Insight from their respective dates of acquisition;

(iii)	a $102.2 million increase in stock-based compensation expense classified within selling, general and administrative and research and development, primarily attributable to the additional expense recorded in the fiscal year ended January 31, 2007 as a result of the adoption of FAS 123(R) and the Modification;

(iv)	a $45.2 million expense attributable to compliance-related professional fees recorded for the fiscal year ended January 31, 2007 with no corresponding expense recorded for the fiscal year ended January 31, 2006;

(v)	a $21.1 million increase in agent and employee sales commissions primarily attributable to the increase in Comverse’s revenue;

(vi)	a $19.2 million non-recurring charge recorded for royalty expenses and settlement amount with the OCS in connection with exiting the OCS royalty-bearing programs in the fiscal year ended January 31, 2007; and

(vii)	a $13.5 million increase in rent and utility expenses primarily attributable to the inclusion of the results of operations of Kenan for the entire fiscal year ended January 31, 2007 compared to the inclusion of its results of operations for the prior fiscal year from its date of acquisition in December 2005 and the inclusion of the results of operations of Netcentrex from its date of acquisition in May 2006.

These negative factors were mitigated by a $276.9 million increase in total revenue that was partially offset by a related increase in costs of revenue of $213.1 million, primarily attributable to both the Comverse and Verint segments.

Interest Income

Interest income was $85.6 million for the fiscal year ended January 31, 2007, an increase of $15.9 million, or 22.8%, compared to the fiscal year ended January 31, 2006. The increase was a result of management’s investment strategy to divest from corporate debt securities and U.S. Government and agency securities into then high-yielding ARS as well as an increase in interest rates year to year. Average one-month LIBOR increased from 3.6% for the fiscal year ended January 31, 2006 to 5.2% for the fiscal year ended January 31, 2007.

Interest Expense

Interest expense was $1.8 million for the fiscal year ended January 31, 2007, a decrease of $3.1 million compared to the fiscal year ended January 31, 2006, primarily attributable to our Comverse segment.

Other Income, Net

Other income, net was $23.7 million for the fiscal year ended January 31, 2007, an increase of $15.4 million compared to the fiscal year ended January 31, 2006. The increase was primarily attributable to an $11.3 million increase related to the recognition of net foreign currency transaction gains of $1.3 million for the fiscal year ended January 31, 2007, compared to net foreign currency transaction losses of $10.0 million for the fiscal year ended January 31, 2006. In addition, there was a $2.4 million increase due to other income, net, of $2.0 million in the fiscal year ended January 31, 2007 compared to other expenses, net, of $0.4 million in fiscal year ended January 31, 2006.

Income Tax Provision

Income tax provision was $46.3 million for the fiscal year ended January 31, 2007, compared to $61.3 million for the fiscal year ended January 31, 2006. The effective tax rate for continuing operations was (16.4)% for the fiscal year ended January 31, 2007 compared to 40.9% for the fiscal year ended January 31, 2006. The change is primarily due to a pre-tax loss for the fiscal year ended January 31, 2007 compared to pre-tax income for the fiscal year ended January 31, 2006.

Significant differences impacting the effective tax rate for the fiscal year ended January 31, 2007 included additional reserves established for tax contingencies primarily attributable to the consolidated shareholder class action settlement, non-deductible stock-based compensation expenses and non-U.S. income subject to U.S. tax (deemed dividends).

Although there was a consolidated pre-tax loss, we were still subject to taxation due to the relative mix of income and losses generated in multiple taxing jurisdictions with tax rates different than the U.S. statutory rate.

Minority Interest and Equity in Earnings of Unconsolidated Affiliates, Net of Tax

Minority interest was $13.3 million for the fiscal year ended January 31, 2007, a change of $19.4 million compared to the fiscal year ended January 31, 2006. The increase was primarily attributable to the allocation of Verint loss to its minority interest holders in the fiscal year ended January 31, 2007.

(Loss) Net Income

Net loss was $313.9 for the fiscal year ended January 31, 2007, a change of $396.3 million compared to net income of $82.4 million for the fiscal year ended January 31, 2006, due primarily to the reasons discussed above.

Segment Results

Comverse

	Comverse
	Fiscal Years Ended January 31,		Change
	2007	2006	Amount	Percent
	(In thousands)

Revenue:
Revenue	$968,112	$793,536	$174,576	22.0%
Intercompany revenue	5,575	4,031	1,544	38.3%

Total revenue	973,687	797,567	176,120	22.1%

Costs and expenses:
Cost of revenue	505,048	348,400	156,648	45.0%
Intercompany purchases	6,947	8,466	(1,519)	(17.9%)
Selling, general and administrative	339,673	174,618	165,055	94.5%
Research and development, net	272,960	188,170	84,790	45.1%
Other operating expenses (income)	8	(1,394)	1,402	(100.6%)

Total costs and expenses	1,124,636	718,260	406,376	56.6%

(Loss) Income from operations	$(150,949)	$79,307	$(230,256)	(290.3%)

Computation of segment performance:
Total revenue	$973,687	$797,567	$176,120	22.1%
Segment revenue adjustment	1,829	48	1,781	N/M

Segment revenue	$975,516	$797,615	$177,901	22.3%

Total costs and expenses	$1,124,636	$718,260	$406,376	56.6%
Segment expense adjustments:
Stock-based compensation expense	97,831	4,135	93,696	N/M
Amortization of acquisition-related intangibles	28,215	3,371	24,844	N/M
Compliance-related professional fees	24,507	—	24,507	N/M
Compliance-related compensation and other expenses	6,193	—	6,193	N/M
Acquisition-related charges	5,226	958	4,268	N/M
Restructuring and integration charges	8	(1,394)	1,402	(100.6%)
Other	1,110	728	382	52.5%

Segment expense adjustments	163,090	7,798	155,292	N/M

Segment expenses	961,546	710,462	251,084	35.3%

Segment performance	$13,970	$87,153	$(73,183)	(84.0%)

Revenue

Revenue from customer solutions was $611.5 million for the fiscal year ended January 31, 2007, an increase of $73.2 million, or 13.6%, compared to the fiscal year ended January 31, 2006. The increase was attributable to growth in revenue from Comverse’s BSS and VAS customer solutions of $48.5 million and $24.7 million, respectively. Reflected in the increased revenue from Comverse’s BSS customer solutions was revenue of $73.8 million attributable to the inclusion of the results of operations of Kenan for the entire fiscal year ended January 31, 2007 compared to the inclusion of its results of operations for the prior year from the date of its acquisition in December 2005, partially offset by a decrease of revenue from legacy BSS customer solutions. Reflected in the increased revenue from VAS customer solutions was revenue of $18.4 million attributable to the inclusion of the results of operations of Netcentrex from the date of its acquisition in May 2006.

Maintenance revenue was $356.6 million for the fiscal year ended January 31, 2007, an increase of $101.4 million, or 39.7%, compared to the fiscal year ended January 31, 2006. Reflected in the increase in maintenance revenue was revenue of (i) $70.3 million attributable to the inclusion of the results of operations of Kenan for the entire fiscal year ended January 31, 2007 compared to the inclusion of its results of operations for the prior year from the date of its acquisition in December 2005 and (ii) $5.5 million attributable to the inclusion of the results of operations of Netcentrex from the date of its acquisition in May 2006.

Revenue by Geographic Region

Revenue in the Americas, EMEA and Asia Pacific represented approximately 40%, 46%, and 14%, respectively, of Comverse’s revenue for the fiscal year ended January 31, 2007 compared to approximately 30%, 61%, and 9%, respectively, for the fiscal year ended January 31, 2006. The changes were primarily attributable to the acquisition of Kenan in December 2005.

Foreign Currency Impact on Revenue

The majority of Comverse’s revenue for the fiscal year ended January 31, 2007 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the fiscal year ended January 31, 2007 compared to the fiscal year ended January 31, 2006 favorably impacted revenue by $13.7 million.

Intercompany Revenue

Intercompany revenue was generated from sales to affiliates, primarily to Starhome. Intercompany revenue was $5.6 million for the fiscal year ended January 31, 2007, an increase of $1.5 million compared to the fiscal year ended January 31, 2006.

Cost of Revenue

Cost of revenue was $505.0 million for the fiscal year ended January 31, 2007, an increase of $156.6 million, or 45.0%, compared to the fiscal year ended January 31, 2006. The increase was primarily attributable to:

(i)	an $84.4 million increase in cost reflecting the inclusion of the results of operations of Kenan for the entire fiscal year ended January 31, 2007 compared to the inclusion of its results of operations for the fiscal year ended January 31, 2006 from the date of its acquisition in December 2005;

(ii)	a $20.8 million increase reflecting the inclusion of the results of operations of Netcentrex for the fiscal year ended January 31, 2007 from the date of its acquisition in May 2006;

(iii)	a $15.5 million increase in stock-based compensation due to the additional expense recorded in the fiscal year ended January 31, 2007 as a result of the adoption of SFAS 123(R) and the Modification;

(iv)	a $14.4 million increase in personnel-related costs due to an increase in services related to VAS and BSS projects;

(v)	a $9.3 million increase in general and administrative expense related to cost of revenue;

(vi)	an $8.9 million increase in costs associated with research and development activities as a result of more customization projects specified by customers for the fiscal year ended January 31, 2007;

(vii)	a $4.2 million increase in travel and entertainment expenses; and

(viii)	a $4.0 million increase in contractor expenses.

These increases were partially offset by a $7.8 million decrease in material costs and overhead primarily due to a shift in product mix resulting in lower material costs.

Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $2.3 million on overall cost of revenue for the fiscal year ended January 31, 2007.

Selling, General and Administrative

Selling, general and administrative expenses were $339.7 million for the fiscal year ended January 31, 2007, an increase of $165.1 million, or 94.5%, compared to the fiscal year ended January 31, 2006. The increase was primarily attributable to:

(i)	a $60.3 million increase in stock-based compensation expense of which $48.0 million related to the Modification and $12.3 million primarily related to the adoption of SFAS 123(R) which required the recognition of expense based on the measurement of equity instruments granted to employees at fair value;

(ii)	a $42.5 million increase in personnel-related costs, of which approximately $20.7 million is attributable to the inclusion of the results of operations of Kenan for the entire fiscal year ended January 31, 2007 compared to the inclusion of Kenan’s results of operations for the prior year from the date of acquisition in December 2005. Additional personnel-related costs of $12.2 million are attributable to the inclusion of the results of operations of Netcentrex from the date of its acquisition in May 2006. In addition, there was an increase of $9.6 million of personnel-related costs relating primarily from an increase in employee headcount and employee salary increases. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $2.1 million for the fiscal year ended January 31, 2007;

(iii)	a $24.5 million increase in compliance-related professional fees incurred since the beginning of the Special Committee Investigations in March 2006, with no corresponding fees incurred in the fiscal year ended January 31, 2006;

(iv)	a $16.7 million increase in agent and employee sales commissions due primarily to higher revenue in the fiscal year ended January 31, 2007 compared to the fiscal year ended January 31, 2006;

(v)	a $9.4 million increase in rent and utilities primarily as a result of the assumption of additional facilities in connection with the Kenan and Netcentrex acquisitions; and

(vi)	a $7.7 million increase in amortization of intangible assets primarily attributable to the inclusion of the results of operations of Kenan for the entire fiscal year ended January 31, 2007 compared to the inclusion of Kenan’s results of operations for the prior year from the date of its acquisition in December 2005 and the inclusion of the results of operations of Netcentrex from the date of its acquisition in May 2006.

Research and Development, Net

Research and development expenses were $273.0 million for the fiscal year ended January 31, 2007, an increase of $84.8 million, or 45.1%, compared to the fiscal year ended January 31, 2006. The increase was primarily attributable to:

(i)	a $62.0 million increase in personnel-related costs of which $19.9 million and $5.8 million was attributable to the Kenan and Netcentrex acquisitions, respectively, as well as an increase of $36.3 million due primarily to an increase in headcount, change in mix of personnel and salary increases. Fluctuation in foreign currency exchange rates had an unfavorable impact on Comverse’s personnel-related costs of approximately $2.2 million for the fiscal year ended January 31, 2007;

(ii)	an $17.8 million increase in stock-based compensation expenses related to the adoption of SFAS 123(R) and the Modification; and

(iii)	a $6.5 million increase in contractors, primarily as a result of the Netcentrex and Kenan acquisitions.

Expenses related to VAS products accounted for $182.0 million of research and development, net for the fiscal year ended January 31, 2007. Development expenses were incurred in connection with a variety of different research and development projects, of which $65.0 million, $61.0 million, $34.1 million, and $10.9 million were related to development of messaging and browsing products, voice and mobile internet products, Components and Netcentrex IP Communication products, respectively. Expenses related to BSS products accounted for $79.2 million of the research and development expenses, net for the fiscal year ended January 31, 2007, of which $38.0 million related to developing real-time billing products and $32.7 million for Kenan-related products.

Other Operating Expenses (Income)

Other operating expenses were nil for the fiscal year ended January 31, 2007 compared to other operating income of $1.4 million attributable to restructuring credit as a result of subleases entered by Comverse during the fiscal year ended January 31, 2006.

(Loss) Income from Operations

Loss from operations was $150.9 million for the fiscal year ended January 31, 2007, a change of $230.3 million compared to income from operations of $79.3 million for the fiscal year ended January 31, 2006 due primarily to the reasons described above.

Segment Performance

Segment performance was $14.0 million for the fiscal year ended January 31, 2007 based on segment revenue of $975.5 million, representing a segment performance margin of 1.4% as a percentage of segment revenue. Segment performance was $87.2 million for the fiscal year ended January 31, 2006 on segment revenue of $797.6 million, representing a segment performance margin of 10.9% as a percentage of segment revenue.

The decrease in segment performance margin is principally a result of lower margins and higher selling, general and administrative expenses and research and development expenses as a percent of revenue due to a slower than planned integration process of the Kenan and Netcentrex acquisitions and the significant management distraction resulting from the Special Committee’s Investigations.

Verint

	Verint
	Fiscal Years Ended January 31,		Change
	2007	2006	Amount	Percent
	(In thousands)

Revenue:
Revenue	$368,777	$278,686	$90,091	32.3%
Intercompany revenue	1	68	(67)	(98.5%)

Total revenue	368,778	278,754	90,024	32.3%

Costs and expenses:
Cost of revenue	191,384	134,611	56,773	42.2%
Selling, general and administrative	150,716	99,736	50,980	51.1%
Research and development, net	53,159	34,889	18,270	52.4%
Other operating expenses	838	5,406	(4,568)	(84.5%)

Total costs and expenses	396,097	274,642	121,455	44.2%

(Loss) Income from operations	$(27,319)	$4,112	$(31,431)	N/M

Computation of segment performance:
Total revenue	$368,778	$278,754	$90,024	32.3%
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$368,778	$278,754	$90,024	32.3%

Total costs and expenses	$396,097	$274,642	$121,455	44.2%
Segment expense adjustments:
Stock-based compensation expense	18,946	1,188	17,758	N/M
Amortization of acquisition-related intangibles	6,889	6,354	535	8.4%
Compliance-related professional fees	3,650	—	3,650	N/M
Impairment charges	4,774	—	4,774	N/M
Litigation settlements and related costs	—	2,554	(2,554)	(100.0%)
Acquisition-related charges	—	2,852	(2,852)	(100.0%)
Other	18,580	21	18,559	N/M

Segment expense adjustments	52,839	12,969	39,870	N/M

Segment expenses	343,258	261,673	81,585	31.2%

Segment performance	$25,520	$17,081	$8,439	49.4%

Revenue

Product revenue was $251.6 million for the fiscal year ended January 31, 2007, an increase of $64.4 million, or 34.4%, compared to the fiscal year ended January 31, 2006. Approximately 40% of this increase is attributable to the inclusion of the results of operations of Mercom and Multivision from their dates of acquisition in July 2006 and January 2006, respectively. In addition, approximately 60% of the increase relates to growth in revenues from Verint’s Workforce Optimization, Video Intelligence and Communication Intelligence solutions.

Service and support revenue was $117.2 million for the fiscal year ended January 31, 2007, an increase of $25.7 million, or 28.1%, compared to the fiscal year ended January 31, 2006. This increase was almost entirely related to Verint’s Workforce Optimization solutions, due to, in approximately equal measure, the inclusion of the results of operations of Opus and CM Insight from the dates of their acquisitions in September 2005 and February 2006, respectively, and an increase in service revenue related to existing Workforce Optimizations solutions.

Revenue by Geographic Region

Revenue in the Americas, EMEA and Asia Pacific represented approximately 48%, 31% and 21% of Verint’s revenue, respectively, for the fiscal year ended January 31, 2007 compared to approximately 51%, 33% and 16%, respectively, for the fiscal year ended January 31, 2006.

Cost of Revenue

Product cost was $142.8 million for the fiscal year ended January 31, 2007, an increase of $49.8 million, or 53.5%, compared to the fiscal year ended January 31, 2006. Product cost for the fiscal year ended January 31, 2007 included amortization and impairment of acquired technology of $7.3 million. The increase was primarily attributable to an increase of $25.8 million in hardware and software material costs due to the increase in product revenue, a non-recurring $19.2 million charge recorded for royalty expenses and settlement amount with the OCS in connection with exiting the OCS royalty-bearing programs in the fiscal year ended January 31, 2007 and an increase of $1.3 million in personnel-related costs. In addition, in the fiscal year ended January 31, 2007, product costs included an aggregate of $2.8 million of write-offs of capitalized software development costs, intangible assets, and prepaid third-party licenses. These increases were offset by a $1.5 million decrease in royalty expenses as a result of exiting the OCS royalty-bearing programs in July 2006 and other reductions totaling $1.1 million.

Service cost was $48.5 million for the fiscal year ended January 31, 2007, an increase of $7.0 million, or 16.7%, compared to the fiscal year ended January 31, 2006 due to an increase in personnel-related costs of $5.0 million and an increase in travel expenses of $1.6 million. Service cost for the fiscal year ended January 31, 2007 included amortization and impairment of acquired technology of $0.3 million. The increase is primarily attributable to the CM Insight, Opus and Mercom acquisitions. In addition, there was an increase of $1.4 million in stock-based compensation expense as a result of the adoption of SFAS 123(R). These increases were partially offset by a $0.8 million reduction in royalty expense as a result of exiting the OCS royalty-bearing program in July 2006.

Selling, General and Administrative

Selling, general and administrative expenses were $150.7 million for the fiscal year ended January 31, 2007, an increase of $51.0 million, or 51.1%, compared to the fiscal year ended January 31, 2006, due primarily to increases of: (i) $16.4 million in personnel related costs; (ii) $3.3 million in employee sales commissions; (iii) $3.1 million in rent and utilities expense; (iv) $2.6 million in professional fees; (v) $1.7 million in travel and entertainment expenses; (vi) $1.7 million in depreciation; (vii) $1.7 million in contractor costs, (viii) $1.1 million in advertising and marketing costs; and (ix) $2.1 million in other expenses, all of which were as a result of organic growth and the acquisitions of Mercom, CM Insight, MultiVision and Opus. In addition, in the fiscal year ended January 31, 2007, Verint incurred $3.7 million in compliance-related professional expenses and there was an increase of $12.2 million in stock-based compensation expense due to the adoption of SFAS 123(R) during the fiscal year.

Research and Development, Net

Research and development, net was $53.2 million for the fiscal year ended January 31, 2007, an increase of $18.3 million, or 52.4%, compared to the fiscal year ended January 31, 2006. The increase was primarily attributable to increases of: (i) $7.1 million in personnel-related costs; (ii) $2.9 million in overhead expense; and (iii) $2.3 million in other expenses, in each case primarily as a result of increases in employee headcount and investments to support the development of new products and enhancements to existing products, and partially due to the acquisitions of Mercom and MultiVision. In addition, stock-based compensation expense increased by $4.0 million due to the adoption of SFAS No. 123(R) in the fiscal year ended January 31, 2007. These increases were partially offset by $1.9 million decline in reimbursements under government programs as a result of Verint’s transition from a royalty-bearing OCS program to a non-royalty OCS program in the fiscal year ended January 31, 2007.

Other Operating Expenses

Other operating expenses were $0.8 million for the fiscal year ended January 31, 2007, a decrease of $4.6 million compared to the fiscal year ended January 31, 2006. The decrease was primarily attributable to a $2.6 million legal charge for the fiscal year ended January 31, 2006 in connection with a customer dispute that is still pending and a $2.9 million charge associated with in-process research and development expenses related to incomplete projects attributable to the MultiVision acquisition in the fiscal year ended January 31, 2006.

(Loss) Income from Operations

Loss from operations was $27.3 million for the fiscal year ended January 31, 2007, a change of $31.4 million as compared to operating income of $4.1 million for the fiscal year ended January 31, 2006. This change is due primarily to the reasons described above.

Foreign Currency Effect on Operating Results

The weakening of the U.S. dollar relative to the major foreign currencies where Verint conducts business (primarily the British pound sterling, the euro, the NIS and Canadian dollar) in the fiscal year ended January 31, 2007 compared to the fiscal year ended January 31, 2006 had a favorable impact on revenue and an unfavorable impact on operating expenses and operating loss. Had foreign exchange rates remained constant in these periods, Verint’s total revenue would have been approximately $3.0 million lower and operating expenses and product and service costs would have been approximately $5.0 million lower, or a net favorable constant dollar impact of approximately $2.0 million on operating loss.

Segment Performance

Segment performance was $25.5 million for the fiscal year ended January 31, 2007 based on revenue of $368.8 million, resulting in a segment performance margin of 6.9% as a percentage of segment revenue. Segment performance was $17.1 million for the fiscal year ended January 31, 2006 based on revenue of $278.8 million, resulting in a segment performance margin of 6.1% as a percentage of segment revenue. The increase in segment performance was principally a result of higher business volume and the Opus, CM Insight, Mercom and MultiVision acquisitions.

Ulticom

	Ulticom
	Fiscal Years Ended January 31,		Change
	2007	2006	Amount	Percent
	(In thousands)

Revenue:
Revenue	$57,768	$54,697	$3,071	5.6%
Intercompany revenue	5,825	5,935	(110)	(1.9%)

Total revenue	63,593	60,632	2,961	4.9%

Costs and expenses:
Cost of revenue	16,085	15,791	294	1.9%
Selling, general and administrative	28,340	16,952	11,388	67.2%
Research and development, net	15,155	12,353	2,802	22.7%
Other operating expenses	—	170	(170)	(100.0%)

Total costs and expenses	59,580	45,266	14,314	31.6%

Income from operations	$4,013	$15,366	$(11,353)	(73.9%)

Computation of segment performance:
Total revenue	$63,593	$60,632	$2,961	4.9%
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$63,593	$60,632	$2,961	4.9%

Total costs and expenses	$59,580	$45,266	$14,314	31.6%
Segment expense adjustments:
Stock-based compensation expense	3,264	(8)	3,272	N/M
Compliance-related professional fees	3,821	—	3,821	N/M
Compliance-related compensation and other expenses	364	56	308	N/M
Restructuring and integration charges	—	170	(170)	(100.0%)
Other	564	(649)	1,213	(186.9%)

Segment expense adjustments	8,013	(431)	8,444	N/M

Segment expenses	51,567	45,697	5,870	12.8%

Segment performance	$12,026	$14,935	$(2,909)	(19.5%)

Revenue

Product revenue was $46.5 million for the fiscal year ended January 31, 2007, an increase of $3.3 million, or 7.7%, compared to the fiscal year ended January 31, 2006. The increase in product revenue was due primarily to a higher volume of sales and deployments by Ulticom’s customers of its Signalware products. Service revenue was $11.2 million for the fiscal year ended January 31, 2007, a decrease of $0.3 million, or 2.3%, compared to the fiscal year ended January 31, 2006.

Intercompany Revenue

Intercompany revenue was related to revenue generated from affiliates, primarily from Comverse, and remained relatively unchanged.

Cost of Revenue

Product costs were $10.3 million, an increase of $1.1 million, or 11.7%, due primarily to an increase in material costs. Service costs were $5.8 million for the fiscal year ended January 31, 2007, a decrease of $0.8 million, or 11.9%, compared to the fiscal year ended January 31, 2006, primarily related to lower personnel-related costs.

Selling, General and Administrative

Selling, general and administrative expenses were $28.3 million for the fiscal year ended January 31, 2007, an increase of $11.4 million, or 67.2%, compared to the fiscal year ended January 31, 2006. The increase was primarily attributable to:

(i)	a $4.1 million increase in fees and expenses related to investigations conducted by Ulticom’s Audit Committee into Ulticom’s historical stock option grant and accounting practices;

(ii)	a $3.2 million increase in personnel and other labor-related expenses and travel and facilities expenses, reflecting Ulticom’s management’s continued investment in its sales and marketing activities;

(iii)	a $1.8 million increase in stock-based compensation expense as a result of the adoption of SFAS 123(R); and

(iv)	a $0.5 million increase in expenses related to corporate development activities in the fiscal year ended January 31, 2007.

In addition, in the fiscal year ended January 31, 2006, Ulticom recognized a gain of $0.8 million as a result of a favorable settlement of a dispute related to the termination of negotiations regarding an acquisition transaction, with no comparable gain recognized in the fiscal year ended January 21, 2007.

Research and Development, Net

Research and development expenses were $15.2 million for the fiscal year ended January 31, 2007, an increase of $2.8 million, or 22.7%, compared to the fiscal year ended January 31, 2006. The increase is primarily attributable to an increase in product development and enhancement, resulting in a $1.7 million increase in personnel-related and overhead costs and $0.9 million of additional stock-based compensation expense as a result of the adoption of SFAS 123(R).

Income from Operations

Income from operations was $4.0 million for the fiscal year ended January 31, 2007, a decrease of $11.4 million, or 73.9%, compared to the fiscal year ended January 31, 2006 primarily due to the reasons described above.

Segment Performance

Segment performance was $12.0 million for the fiscal year ended January 31, 2007, a decrease of $2.9 million, or 19.5%, compared to segment performance of $14.9 million for the fiscal year ended January 31, 2006. Segment performance declined as increases in selling, general and administrative expenses and research and development exceeded revenue growth. Segment performance margin declined to 18.9% as a percentage of segment revenue for the fiscal year ended January 31, 2007 from 24.6% for the fiscal year ended January 31, 2006.

All Other

	All Other
	Fiscal Years Ended January 31,		Change
	2007	2006	Amount	Percent
	(In thousands)

Revenue:
Revenue	$37,294	$28,087	$9,207	32.8%
Intercompany revenue	1,920	270	1,650	N/M

Total revenue	39,214	28,357	10,857	38.3%

Costs and expenses:
Cost of revenue	12,618	10,508	2,110	20.1%
Intercompany purchases	3,500	1,727	1,773	102.7%
Selling, general and administrative	53,663	28,980	24,683	85.2%
Research and development, net	10,461	8,814	1,647	18.7%
Other operating expenses (income)	174,350	(23)	174,373	N/M

Total expenses	254,592	50,006	204,586	N/M

Loss from operations	$(215,378)	$(21,649)	$(193,729)	N/M

Computation of segment performance:
Total revenue	$39,214	$28,357	$10,857	38.3%
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$39,214	$28,357	$10,857	38.3%

Total costs and expenses	$254,592	$50,006	$204,586	N/M
Segment expense adjustments:
Stock-based compensation expense	8,018	2,435	5,583	229.3%
Compliance-related professional fees	13,186	—	13,186	N/M
Compliance-related compensation and other expenses	2,902	—	2,902	N/M
Litigation settlements and related costs	175,569	—	175,569	N/M
Other	1,353	—	1,353	N/M

Segment expense adjustments	201,028	2,435	198,593	N/M

Segment expenses	53,564	47,571	5,993	12.6%

Segment performance	$(14,350)	$(19,214)	$4,864	(25.3%)

Revenue

Revenue was $37.3 million for the fiscal year ended January 31, 2007, an increase of $9.2 million, or 32.8%, compared to the fiscal year ended January 31, 2006. For the fiscal years ended January 31, 2007 and 2006, revenue attributable to Starhome were $30.1 million and $18.3 million, respectively. These increases were due primarily to revenue recognized in connection with the deployment of Starhome’s new family of roaming products and related services.

Cost of Revenue

Cost of revenue was $12.6 million for the fiscal year ended January 31, 2007, an increase of $2.1 million, or 20.1%, compared to the fiscal year ended January 31, 2006. For the fiscal years ended January 31, 2007 and 2006, cost of revenue attributable to Starhome was $9.0 million and $6.3 million, respectively. This net increase was primarily driven by increases in personnel-related costs and additional costs of materials and overhead as a result of the increase in sales at Starhome.

Selling, General and Administrative

Selling, general and administrative expenses were $53.7 million for the fiscal year ended January 31, 2007, an increase of $24.7 million, or 85.2%, compared to the fiscal year ended January 31, 2006. For the fiscal years ended January 31, 2007 and 2006, selling, general and administrative expenses attributable to Starhome were $19.0 million and $13.6 million, respectively. The increase in selling, general and administrative expenses for the entire segment was primarily attributable to (i) an $18.9 million increase in professional fees, including fees incurred by CTI in connection with the Investigations conducted by the Special Committee, the Evaluation conducted by CTI and CTI’s related efforts to become current in its periodic reporting obligations under the federal securities laws, (ii) a $4.1 million increase in insurance costs, and (iii) a $0.5 million increase in stock-based compensation costs, personnel-related costs, contractor costs and commissions.

Research and Development, Net

Research and development expenses were $10.5 million for the fiscal year ended January 31, 2007, an increase of $1.6 million, or 18.7%, compared to the fiscal year ended January 31, 2006. For the fiscal years ended January 31, 2007 and 2006, research and development expenses attributable to Starhome were $9.1 million and $7.5 million, respectively. The increase was primarily attributable to increased personnel-related costs and stock-based compensation costs recorded at Starhome.

Other Operating Expenses (Income)

In the fiscal year ended January 31, 2007, CTI accrued an aggregate of $174.4 million related to settlements of a consolidated shareholder class action and shareholder derivative actions. As part of the settlement of the consolidated shareholder class action, CTI agreed to pay consideration to a class action settlement fund in the aggregate amount of up to $165.0 million. As part of the settlement of the shareholder derivative actions, CTI agreed to pay the legal fees and expenses of the plaintiffs of $9.4 million. For more information, see Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—Settlement Agreements.”

Loss From Operations

Loss from operations was $215.4 million for the fiscal year ended January 31, 2007, an increase in loss of $193.7 million compared to the fiscal year ended January 31, 2006, due primarily to the reasons described above. For the fiscal years ended January 31, 2007 and 2006, operating loss of $8.4 million and $10.3 million, respectively, was attributable to Starhome.

Segment Performance

Segment performance was a loss of $14.4 million for the fiscal year ended January 31, 2007, a decrease of $4.9 million, or 25.3%, compared to the fiscal year ended January 31, 2006. The decrease in loss was attributable to the improved performance at Starhome, which increased its segment revenue by $13.4 million as a result of the amortization of deferred revenue associated with sales arrangements entered into in prior years. For the fiscal years ended January 31, 2007 and 2006, segment performance included Starhome’s loss of $5.9 million and $10.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity historically have consisted of cash and cash equivalents, cash flows from operations, including changes in working capital, borrowings under term loans and revolving credit facilities, proceeds from the issuance of convertible debt obligations, the sale of investments and receipt of dividends from subsidiaries. If we require additional liquidity, we believe our sources would include cash generated from operations and cash and cash equivalents or, if insufficient, proceeds from sales of investments, including ARS, new borrowings, cash generated from asset divestitures, or proceeds from the issuance of equity or debt securities.

During the fiscal years covered by this Annual Report, our principal uses of liquidity were to fund operating expenses, make capital expenditures, acquire businesses, service our debt obligations and pay significant professional fees and other expenses in connection with the Investigations and Evaluations and our efforts to become current in our periodic reporting obligations under the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting, through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. We expect these expenses to decline significantly in subsequent fiscal years after we become current in our periodic reporting obligations under the federal securities laws, improve internal controls and expand our financial reporting and analysis capabilities.

Recent Developments

Consolidated Financial Condition

At July 31, 2010 and January 31, 2009, we had consolidated cash and cash equivalents, short-term investments and bank time deposits of approximately $563.0 million and $1.3 billion, respectively. From February 1, 2009 through July 31, 2010, we experienced net cash outflows and a decline in capital resources due to lower than expected operating cash flows at our Comverse segment and certain significant disbursements. These significant cash disbursements included:

•	a $417.3 million cash disbursement in connection with the repurchase by CTI of its convertible debt obligations in May 2009 as required under the applicable indenture;

•

up to approximately $280.0 million of disbursements for accounting, tax and legal fees related to our efforts to become current in our periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting, of which up to approximately $185.0 million, $90.0 million and $5.0 million were paid by CTI and Comverse, Verint and Ulticom, respectively;

•	a $64.3 million reduction in consolidated cash, representing the portion of a $199.6 million special cash dividend paid in April 2009 by Ulticom, Inc. to its minority shareholders;

•	approximately $4.1 million and $22.1 million of mandatory “excess cash payments” made by Verint under its term loan in May 2009 and May 2010, respectively;

•

approximately $21.0 million in consolidated restructuring disbursements in the fiscal year ended January 31, 2010 related to restructuring initiatives undertaken in and prior to the fiscal year ended January 31, 2009 and the 2009 restructuring initiative and an additional estimated $3.0 million in disbursements during the six months ended July 31, 2010;

•	approximately $18.9 million paid under the settlement agreement of the shareholder class action;

•	approximately $18.0 million cash paid in lieu of stock-based compensation; and

•	approximately $17.9 million paid by Verint upon the completion of its acquisition of Iontas in February 2010.

The decline in capital resources was partially offset by proceeds of $80.9 million received by CTI from sales and redemptions of ARS from February 1, 2009 through July 31, 2010. CTI’s ability to use $28.8 million of such proceeds is restricted under the settlement agreement of the consolidated shareholder class action. For a more detailed discussion, see “—Financial Condition of CTI and Comverse.”

In July 2010, Verint amended its credit facility to, among other things, increase the revolving credit commitments thereunder from $15.0 million to $75.0 million. In addition, in July 2010 Verint terminated the interest rate swap it entered into in May 2007 and, in connection with the termination, paid in August 2010 $21.7 million to the counterparty. Also, in September 2010, Comverse Ltd., an indirect wholly-owned subsidiary of CTI, entered into an agreement for the sale of certain land in Ra’anana, Israel to a third party for a purchase price of approximately $28.5 million. Approximately $27.1 million of such proceeds have been received, with the balance being held in escrow to cover, to the extent necessary, any applicable taxes and levies. For a more comprehensive discussion of these and other subsequent events that have impacted our capital resources and results of operations for subsequent periods, see “—Significant Subsequent Events.”

Financial Condition of CTI and Comverse

Subsequent to January 31, 2009, CTI and Comverse continued to incur operating and net losses, experienced further declines in cash flows, cash and cash equivalents and working capital, and had an increase in their accumulated deficit. At July 31, 2010, CTI and Comverse had cash, cash equivalents, short-term investments and bank time deposits of approximately $326.1 million, compared to approximately $913.2 million at January 31, 2009. Cash, cash equivalents, short-term investments and bank time deposits of CTI and Comverse at July 31, 2010 excludes $133.5 million aggregate principal amount of ARS with a recorded valued as of such date of approximately $69.3 million and includes restricted cash, which aggregated $62.7 million and $20.6 million at July 31, 2010 and January 31, 2009, respectively. In addition, such cash, cash equivalents, short-term investments and bank time deposits at July 31, 2010 include proceeds of $80.9 million received by CTI from sales and redemptions of ARS during the period from February 1, 2009 through July 31, 2010. As part of the settlement agreement of the consolidated shareholder class action, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than $51.6 million in aggregate principal amount of ARS that were held in an account with UBS) and the proceeds from any sales thereof, and consequently, CTI’s ability to use such proceeds or proceeds from future sales of such ARS is restricted until the amounts payable under such settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to below and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to below. Through July 31, 2010, CTI received cash proceeds of $28.8 million from sales or redemptions of ARS to which these provisions of the settlement agreement apply.

At July 31, 2010, CTI had indebtedness consisting of approximately $2.2 million in aggregate principal amount of outstanding convertible debt obligations due May 15, 2023.

Future payment obligations of CTI include amounts payable to settle the consolidated shareholder class action and shareholder derivative actions. As part of the settlement of the consolidated shareholder class action, CTI paid $1.0 million in December 2009 and $17.9 million (representing an agreed $21.5 million payment less a holdback of $3.6 million in respect of the anticipated Opt-out Credit, which holdback is required to be paid by CTI if the Opt-out Credit is less) in July 2010. In addition, CTI agreed to pay $142.5 million (less the amount, if any, by which the Opt-out Credit exceeds the holdback discussed above)

during the fiscal year ending January 31, 2012. Of the amount payable during the fiscal year ending January 31, 2012, an aggregate of $112.5 million is payable in cash or, at CTI’s election, in shares of CTI’s common stock, subject to certain conditions, including CTI being current in its periodic reporting obligations under the federal securities laws and its common stock being listed on a national securities exchange on or before the fifteenth trading day preceding the applicable payment dates (May 15, 2011 and November 15, 2011). In addition, as part of the settlement of the consolidated shareholder derivative actions, CTI agreed to pay the legal fees and expenses of the plaintiffs of $9.4 million, which payment is due by October 23, 2010. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action. For more information, see “—Significant Subsequent Events—Settlement of Shareholder Class and Derivative Actions” and Item 3, “Legal Proceedings-Proceedings Related to CTI’s Special Committee Investigations-Settlement Agreements.”

As of July 31, 2010, the aggregate assets of CTI and Comverse are estimated to be in excess of $1.0 billion and include, among others, cash, cash equivalents, short-term investments and bank time deposits and ownership interests in Verint and Ulticom. Notwithstanding these substantial assets and the forecast that cash, cash equivalents, short-term investments and bank time deposits of CTI and Comverse are expected to be approximately $100.0 million by the end of the fiscal quarter ending April 30, 2011 (including estimated restricted cash of approximately $60.0 million), in the absence of the successful consummation of one or more of the initiatives currently being implemented or evaluated described below, management’s forecast for the fiscal year ending January 31, 2012 reflects a potential shortfall of approximately $50.0 million in the cash required to support the working capital needs of the business of CTI and Comverse during such quarter. We do not anticipate that such shortfall will materially increase through the remainder of the fiscal year ending January 31, 2012. Certain assumptions upon which such forecast is based are described below.

In response to these events, CTI commenced initiatives to improve its cash position, including a plan to restructure the operations of the Comverse segment with a view toward aligning operating costs and expenses with anticipated revenue. Comverse intends to commence the first phase of its restructuring plan, expected to reduce annualized operating costs by at least $45.0 million, in October 2010 and implement a second phase of measures, expected to result in a similar reduction of annualized operating costs upon implementation, over the next 12 to 18 months. Comverse is also evaluating other initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets, including strategic options for, or potential wind down of, its Netcentrex business. Furthermore, as part of these initiatives, on September 16, 2010, Comverse Ltd., an indirect wholly-owned subsidiary of CTI, entered into an agreement for the sale of certain land in Ra’anana, Israel to a third party for a purchase price of approximately $28.5 million. Approximately $27.1 million of such proceeds have been received, with the balance being held in escrow to cover, to the extent necessary, any applicable taxes and levies. In addition, we are evaluating secured financing alternatives, including loans which may be secured by all or a portion of the assets of CTI and Comverse or the issuance of securities, and are pursuing the sale of certain assets, including the potential sale of up to 2.8 million shares of Verint Systems’ common stock. Effective July 15, 2010, CTI made a demand to have up to 2.8 million shares of Verint Systems’ common stock registered in a Registration Statement on Form S-1 to permit the sale thereof in a public offering and, on August 24, 2010, Verint Systems filed such registration statement with the SEC. CTI engaged Goldman Sachs as its financial advisor. Goldman Sachs is assisting CTI in, among other things, exploring strategic and capital raising alternatives.

Management’s forecast described above is based upon a number of assumptions including, among others: improved operating performance of the Comverse segment; successful implementation of the first phase of Comverse’s restructuring plan; restricted cash in amounts consistent with historical levels; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; reductions in compliance-related costs; sales or redemptions of substantially all of CTI’s remaining ARS for proceeds consistent with their approximate recorded value as of July 31, 2010; and CTI’s ability to use shares of its common stock to satisfy $112.5 million of the $142.5 million of the payment obligations payable in the fiscal year ending January 31, 2012 under the consolidated shareholder class action settlement, which is the maximum amount that may be paid in shares under such settlement. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” materialize, the shortfall in unrestricted cash required to support working capital needs may vary materially from the amount forecasted. CTI’s ability to use shares of its common stock to satisfy $112.5 million of its payment obligations under the shareholder class action settlement is conditioned upon CTI becoming current in its periodic reporting obligations under the federal securities laws and its common stock being listed on a national securities exchange on or before the fifteenth trading day preceding the applicable payment dates (May 15, 2011 and November 15, 2011).

The current ability of CTI and Comverse to meet their obligations and fund capital requirements is dependent primarily on Comverse’s future financial performance and the ability of CTI and Comverse to successfully complete one or more of the initiatives to improve their cash position currently being implemented or evaluated discussed above. As discussed in Item 1A, “Risk Factors,” Comverse faces certain risks and uncertainties in its business, including, but not limited to, the continued effect of the decline in the global economy, the relative maturation of the wireless industry and increased competition, which resulted in negative cash flows from operations for the fiscal years ended January 31, 2009 and 2010. Cash flow from operations and available cash and cash equivalents were sufficient to meet the liquidity needs of CTI and Comverse in the fiscal year ended January 31, 2010 and are expected to be sufficient to meet their liquidity needs in the fiscal year ending January 31, 2011. We expect that cash flow from operations, available cash and cash equivalents, and cash generated from a combination of the initiatives described above will be sufficient to cover the projected cash shortfall and meet the liquidity needs, including capital expenditures, of CTI and Comverse through the fiscal year ending January 31, 2012. If, contrary to expectations, all of the initiatives to increase the liquidity and capital resources of CTI and Comverse fail to satisfy their working capital needs, their business and operations could be materially adversely affected and, in such event, CTI may need to seek new borrowings, asset sales or issuance of equity securities on disadvantageous terms.

Financial Condition of CTI’s Majority-Owned Subsidiaries

Based on past performance and current expectations, we believe that cash and cash equivalents, and cash generated from operations by our majority-owned subsidiaries will be sufficient to meet their respective anticipated operating costs, working capital needs, capital expenditures, research and development spending, and other commitments and, in respect of Verint, required payments of principal and interest, for at least the next 12 months.

The liquidity of CTI’s majority-owned subsidiaries could be negatively impacted by a decrease in demand for their products and service and support. Verint has incurred significant professional fees and related expenses in connection with its efforts to become current in their periodic reporting obligations under the federal securities laws, continued to incur significant professional fees and costs through the first half of the fiscal year ending January 31, 2011 and expects to incur some related expenses in the second half of such fiscal year. Verint’s liquidity could be negatively impacted by these additional fees and costs.
In the event that any of CTI’s majority-owned subsidiaries determines to make acquisitions or otherwise require additional funds, it may need to raise additional capital, which could involve the issuance of equity or debt securities. There can be no assurance that such subsidiary would be able to raise additional equity or debt in the private or public markets on terms favorable to it, or at all.

Sources of Liquidity

The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities.

Cash and Cash Equivalents, Cash Flows and Liquidity of Investments

Fiscal Year Ended January 31, 2009 Compared to Fiscal Year Ended January 31, 2008

	Fiscal Years Ended January 31,
	2009	2008
Net loss	$(320,405)	$(373,209)
Non-cash charges	336,236	301,174

Net income (loss) after non-cash charges add-back	15,831	(72,035)
Changes in operating assets and liabilities	13,854	158,429

Net cash provided by operating activities	29,685	86,394
Net cash used in investing activities	(187,990)	(372,101)
Net cash provided by financing activities	11,608	591,439
Effects of exchange rates on cash and cash equivalents	(13,566)	17,130

Net (decrease) increase in cash and cash equivalents	(160,263)	322,862
Cash and cash equivalents, beginning of year	1,239,190	916,328

Cash and cash equivalents, end of year	$1,078,927	$1,239,190

Short-term investments, end of year
ARS	$—	$153,901
Other	223,255	81,597

	223,255	235,498

Long-term investments, end of year
ARS	120,265	60,788
Other (1)	2,755	17,960

	123,020	78,748

Total investments, end of year	$346,275	$314,246

(1)	Consists of long-term debt investments and other investments included in “Other assets” on the consolidated balance sheets included in Item 15 of this Annual Report.

Operating Cash Flows

Our operating cash flows vary significantly from year to year based on timing of collections of accounts receivable, receipts of deposits on work-in-process and achievement of milestones. During the fiscal year ended January 31, 2009, we generated $29.7 million in cash from operating activities. This cash generated from operating activities was primarily attributable to an increase in deferred revenues of $63.4 million and a decrease in accounts receivable of $38.9 million from the fiscal year ended January 31, 2008 and net income after non-cash charges add-back of $15.8 million. These increases were partially offset by a decrease in accounts payable and accrued expenses of $34.5 million, a change in other assets and liabilities of $31.6 million and an increase in prepaid expenses and other current assets of $21.8 million from the fiscal year ended January 31, 2008.

Investing Cash Flows

During the fiscal year ended January 31, 2009, we used $188.0 million of cash for investing activities. The decrease in cash from investing activities was primarily attributable to $101.8 million of cash used for purchases of investments, net of cash receipts from sales and maturities of investments, $40.2 million of cash used for capital expenditures including capitalization of software development costs and $24.8 million reclassified from cash and cash equivalents to restricted cash and bank time deposits primarily attributable to the requirement to maintain $20.0 million cash balance under the terms of a line of credit that Comverse Ltd. has with a bank.

Investments were $346.3 million as of January 31, 2009, an increase of $32.0 million compared to January 31, 2008. The increase was primarily attributable to the purchases of investments, net of sales and maturities of investments, of $98.5 million and net unrealized gains of $14.9 million recorded on investments held as of January 31, 2009. The increase was offset by an other-than-temporary impairment charge of $81.4 million recognized on our ARS held as of January 31, 2009.

Financing Cash Flows

During the fiscal year ended January 31, 2009, cash provided by financing activities was $11.6 million primarily attributable to the $15.0 million of proceeds from borrowings under Verint’s revolving credit facility partially offset by repayment of bank borrowings and long-term debt.

Effects of Exchange Rates on Cash and Cash Equivalents

The majority of our cash and cash equivalents are denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound sterling. For the fiscal year ended January 31, 2009, the fluctuation in foreign currency exchange rates had an unfavorable impact of $13.6 million on cash and cash equivalents primarily due to the strengthening of the U.S. dollar relative to the major foreign currencies we held during the fiscal year.

Liquidity of Investments

The principal amount of our ARS investment portfolio was $236.5 million at January 31, 2009. During the fiscal year ended January 31, 2009, the liquidity of this portfolio continued to decline significantly as a result of the illiquid conditions in the global credit markets; the absence of liquidity to support auctions of ARS that had historically been provided by broker-dealers; and, in certain cases, the decline in credit quality of the issuers of the underlying securities. Accordingly, we recorded other-than-temporary impairment charges with respect to CTI’s holdings of ARS. As a result, at January 31, 2009, the carrying amount of our $236.5 million principal amount of ARS was $120.3 million. For additional information, see “—Critical Accounting Estimates and Judgments—Valuation and Other-Than-Temporary Impairments.”

As part of the settlement agreement of the consolidated shareholder class action, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than $51.6 million in aggregate principal amount of ARS that were held in an account with UBS) and the proceeds from any sales thereof and, consequently, CTI’s ability to use such proceeds or proceeds from future sales of ARS is restricted until the amounts payable under such settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to below and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts under such settlement agreement.

At January 31, 2009, we had $223.3 million of investments in U.S. government, corporate and agency bonds with principal amounts totaling $222.6 million. These investments are classified as available-for-sale and are considered highly liquid and readily convertible to cash.

Fiscal Year Ended January 31, 2008 Compared to Fiscal Year Ended January 31, 2007

	Fiscal Years Ended January 31,
	2008	2007
Net loss	$(373,209)	$(313,858)
Non-cash charges	301,174	383,096

Net (loss) income after non-cash charges add-back	(72,035)	69,238
Changes in operating assets and liabilities	158,429	(37,832)

Net cash provided by operating activities	86,394	31,406
Net cash (used in) provided by investing activities	(372,101)	170,897
Net cash provided by financing activities	591,439	9,292
Effects of exchange rates on cash and cash equivalents	17,130	5,115

Net increase in cash and cash equivalents	322,862	216,710
Cash and cash equivalents, beginning of year	916,328	699,618

Cash and cash equivalents, end of year	$1,239,190	$916,328

Short-term investments, end of year
ARS	$153,901	$690,437
Other	81,597	272,902

	235,498	963,339

Long-term investments, end of year
ARS	60,788	—
Other (1)	17,960	19,589

	78,748	19,589

Total Investments, end of year	$314,246	$982,928

(1)	Consists of long-term debt investments and other investments included in “Other assets” on the consolidated balance sheets included in Item 15 of this Annual Report.

Operating Cash Flows

During the fiscal year ended January 31, 2008, we generated $86.4 million in cash from operating activities. This cash generated from operating activities was primarily attributable to an increase in deferred revenues of $132.3 million, a change in other assets and liabilities of $37.3 million, a decrease in inventories of $34.6 million and an increase in accounts payable and accrued expenses of $19.7 million from the fiscal year ended January 31, 2007. These increases were partially offset by net loss after non-cash charges add-back of $72.0 million and an increase in accounts receivables of $65.4 million.

Investing Cash Flows

During the fiscal year ended January 31, 2008, we used $372.1 million of cash for investing activities. The decrease in cash from investing activities was primarily attributable to $958.3 million of cash used for the acquisitions of Witness and ViewLinks with net assets acquired, net of cash, and earn-out payments made on previous acquisitions and $46.1 million of cash used for capital expenditures, including capitalization of software development costs. These decreases were partially offset by cash receipts of $629.7 million from sales and maturities of investments, net of purchases of investments.

Investments were $314.2 million as of January 31, 2008, a decrease of $668.7 million compared to January 31, 2007. The decrease was primarily attributable to the sales and maturities of investments, net of purchases of investments, of $615.0 million and net unrealized loss of $5.8 million recorded on investments held as of January 31, 2008. In addition, we recognized other-than-temporary impairment charge of $47.9 million on our ARS as of January 31, 2008.

Financing Cash Flows

During the fiscal year ended January 31, 2008, cash provided by financing activities was $591.4 million, primarily attributable to the $650.0 million of proceeds from borrowings under Verint’s term loan obtained in connection with the Witness acquisition, partially offset by the repayment of bank loans and long-term debt of $48.2 million.

Effects of Exchange Rates on Cash and Cash Equivalents

The majority of our cash and cash equivalents are denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound sterling. For the fiscal year ended January 31, 2008, fluctuations in foreign currency exchange rates had a favorable impact of $17.1 million on cash and cash equivalents primarily due to the weakening of the U.S. dollar relative to the major foreign currencies we held during the fiscal year.

Liquidity of Investments

The principal value of our ARS investment portfolio was $262.1 million at January 31, 2008. Starting in the third quarter of the fiscal year ended January 31, 2008, the liquidity of this portfolio started to decline as a result of the global economic decline. As a result, our ability to liquidate these securities diminished significantly. To reflect this reduced liquidity, ARS were reclassified from short-term investments to long-term investments. For additional information, see “—Critical Accounting Estimates and Judgments—Valuation and Other-Than-Temporary Impairments.”

Fiscal Year Ended January 31, 2007 Compared to Fiscal Year Ended January 31, 2006

	Fiscal Years Ended January 31,
	2007	2006
Net (loss) income	$(313,858)	$82,400
Non-cash charges	383,096	122,581

Net income after non-cash charges add-back	69,238	204,981
Changes in operating assets and liabilities	(37,832)	(13,497)

Net cash provided by operating activities	31,406	191,484
Net cash provided by (used in) investing activities	170,897	(149,275)
Net cash provided by (used in) financing activities	9,292	(32,192)
Effects of exchange rates on cash and cash equivalents	5,115	(1,886)

Net increase in cash and cash equivalents	216,710	8,131
Cash and cash equivalents, beginning of year	699,618	691,487

Cash and cash equivalents, end of year	$916,328	$699,618

Short-term investments, end of year
ARS	$690,437	$415,150
Other	272,902	888,253

	963,339	1,303,403

Long-term investments, end of year
ARS	—	—
Other (1)	19,589	114,785

	19,589	114,785

Total Investments, end of year	$982,928	$1,418,188

(1)	Consists of long-term debt investments and other investments included in “Other assets” on the consolidated balance sheets included in Item 15 of this Annual Report.

Operating Cash Flows

During the fiscal year ended January 31, 2007, we generated $31.4 million in cash from operating activities. This cash generated from operating activities was primarily attributable to net income after non-cash charges add-back of $69.2 million and an increase in accounts payable and accrued expenses of $46.8 million and a decrease in accounts receivable of $22.8 million from the fiscal year ended January 31, 2006. These increases were partially offset by a decrease in deferred revenue of $52.6 million, an increase in prepaid expenses and other current assets of $33.5 million and an increase in inventories of $28.5 million from the fiscal year ended January 31, 2006.

Investing Cash Flows

During the fiscal year ended January 31, 2007, we generated $170.9 million in cash from investing activities. The increase in cash from investing activities was primarily attributable to $442.0 million of cash receipts from sales and maturities of investments, net of purchases of investments. The increase was offset by $215.2 million cash used for the acquisitions of Netcentrex, Netonomy, Mercom and CM Insight with net assets acquired, net of cash, and $56.7 million used for capital expenditures, including capitalized software development costs.

Investments were $982.9 million as of January 31, 2007, a decrease of $435.3 million compared to January 31, 2006. The decrease was primarily attributable to the sales and maturities of investments, net of purchases of investments, of $416.2 million and net unrealized loss of $19.1 million recorded on investments held as of January 31, 2007.

Financing Cash Flows

During the fiscal year ended January 31, 2007, cash provided by financing activities was $9.3 million, primarily attributable to the $12.8 million of proceeds from issuance of CTI common stock in connection with the exercise of stock options and the employee stock purchase plan, offset by $3.4 million of repayment of bank loans and long-term debts.

Indebtedness

Verint Credit Facility

On May 25, 2007, Verint entered into a $650.0 million term loan and a $25.0 million revolving credit facility with a group of banks to fund a portion of the acquisition of Witness. As of January 31, 2009, the outstanding term loan balance was $610.0 million. The original $25.0 million revolving credit facility was reduced to $15.0 million in September 2008 (in connection with the bankruptcy of Lehman Brothers, which was one of the lenders, and the related subsequent termination of its revolving commitment under the credit agreement in June 2009), and then later increased to $75.0 million in July 2010. Also in July 2010, Verint amended the credit facility to, among other things, (i) change the method of calculation of the applicable interest rate margin to be based on its consolidated leverage ratio from time to time, (ii) add a 1.50% LIBOR floor, (iii) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the credit facility from $50.0 million to $200.0 million, and (iv) make certain changes to the negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio. Unless the context otherwise requires, references herein to Verint’s credit facility are to the credit facility as amended. The term loan matures on May 25, 2014 and the revolving credit facility matures on May 25, 2013. Verint’s obligations under the credit facility are guaranteed by certain of its domestic subsidiaries (including Witness) and are secured by substantially all of the assets of Verint and these subsidiaries. The credit facility is not guaranteed by CTI and is not secured by any of its assets.

As of July 31, 2010 and January 31, 2009, Verint’s outstanding term loan balance under the credit facility was approximately $583.2 million and $610.0 million, respectively. Verint borrowed $15.0 million under the revolving credit facility in November 2008, which loan remained outstanding at July 31, 2010, and accordingly, Verint had $60.0 million of remaining availability thereunder at July 31, 2010. Any borrowings under the revolving credit facility are dependent upon certain conditions, including the absence of any material adverse effect or change on Verint’s business, as defined in the credit agreement. The commitment fee for unused capacity under the revolving credit facility was increased from 0.5% to 0.75% per annum.

The credit facility requires mandatory payments of the term loan with the net cash proceeds of certain asset sales (to the extent such net cash proceeds are not otherwise reinvested in assets useful in Verint’s business) and, on an annual basis, a percentage of excess cash flow that ranges from 0% to 50% depending on Verint’s consolidated leverage ratio (as defined in the credit agreement). It also requires periodic amortization payments of the term loan. In May 2009 and May 2010, Verint made mandatory “excess cash flow” payments of principal amounts outstanding under the term loan of $4.1 million and $22.1 million, respectively, and, in February 2010, made an amortization payment of $0.6 million. Verint’s next amortization payment (of $1.5 million) is due on May 1, 2012. Verint expects its cash liquidity to be sufficient to fund all term loan payments required during the next 12 months.

The credit agreement contains one financial covenant that requires Verint to meet a certain consolidated leverage ratio, defined as Verint’s consolidated net total debt divided by consolidated EBITDA for the trailing four quarters. EBITDA is defined in the credit agreement as net income/(loss) plus income tax expense, interest expense, depreciation and amortization, amortization of intangibles, losses related to hedge agreements, any extraordinary, unusual, or non-recurring expenses or losses, any other non-cash charges, and expenses incurred or taken prior to April 30, 2008 in connection with the acquisition of Witness, minus interest income, any extraordinary, unusual, or non-recurring income or gains, gains related to hedge agreements, and any other non-cash income. Under the credit agreement, for the quarterly periods ended January 31, April 30, July 31, and October 31, 2008, the consolidated leverage ratio could not exceed 5.50:1, for the quarterly periods ended January 31, April 30, July 31, and October 31, 2009, the consolidated leverage ratio could not exceed 4.50:1 and for the quarterly periods ended January 31, April 30, and July 31, 2010, the consolidated leverage ratio could not exceed 3.50:1, and Verint was in compliance with such requirements as of such dates. At July 31, 2010, Verint’s consolidated leverage ratio was 2.6:1 versus a permitted consolidated leverage ratio of 3.50:1, which implies that Verint’s EBITDA for the period then ended exceeded the requirement of the covenant by at least $52.0 million. For the quarterly periods ending October 31, 2010, January 31, April 30, July 31, and October 31, 2011, the consolidated leverage ratio cannot exceed 3.50:1. For the quarterly periods ending January 31, 2012 and thereafter, the consolidated leverage ratio cannot exceed 3.00:1.

In addition, Verint is subject to a number of other restrictive covenants, including limitations on its ability to incur indebtedness, create liens, make fundamental business changes, dispose of property, make restricted payments (including dividends), make significant investments, enter into sale and leaseback transactions, enter new lines of business, provide negative pledges, enter into transactions with related parties, and enter into any speculative hedges, although there are limited exceptions to these covenants. The credit agreement also contains a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the lenders within certain periods after each fiscal year and quarter. In the past, Verint has not timely delivered such financial statements as required by its credit agreement and may in the future fail to make such deliveries. In April 2010, Verint entered into an amendment to the credit agreement to extend the due date for delivery of audited consolidated financial statements and related documentation for the fiscal year ended January 31, 2010 from May 1, 2010 to June 1, 2010. Verint Systems filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 containing the requisite financial statements on May 19, 2010 and, accordingly, delivered its audited financial statements to the lenders in compliance with the terms of the credit agreement. In the future, if Verint is unable to comply with any of the requirements in the credit agreement and is unable to obtain an amendment or waiver of those requirements, an event of default could occur which could cause or permit holders of the debt thereunder to declare all amounts outstanding to be immediately due and payable. In that event, Verint may be forced to sell assets, raise additional capital through a securities offering, or seek to refinance or restructure its debt. In such a case, Verint may not be able to consummate such a sale, securities offering, or refinancing or restructuring on reasonable terms, or at all. See Item 1A, “Risk Factors—Risks Related to our Businesses and Industries—Verint incurred significant indebtedness in connection with its acquisition of Witness, which makes it highly leveraged, subjects it to restrictive covenants, and could adversely affect its operations.”

Prior to the amendment of Verint’s credit facility in July 2010, the applicable interest rate margin on its loans was determined by reference to its corporate ratings and twice increased (each time by 25 basis points) due to Verint’s previous failure to deliver certain audited financial statements and lack of corporate ratings (both resulting from the continued delay in filing its periodic reports). The applicable margin accordingly was reduced by 50 basis points in June 2010 when Verint delivered the required financial statements and obtained corporate ratings. Since entering into an amendment of the credit facility in July 2010, the applicable margin has been determined by reference to Verint’s consolidated leverage ratio. As of July 31, 2010, the interest rates on the term loan and the revolving credit facility borrowings were 5.25% and 6.00%, respectively. The interest rate on the revolving credit facility borrowings reset to 5.25% as of August 4, 2010.

For more information about Verint’s credit facility, see “—Significant Subsequent Events,” Item 7A, “Quantitative and Qualitative Disclosures about Market Risk-Interest Rate Risk on Indebtedness” and notes 13 and 27 to the consolidated financial statements included in Item 15 of this Annual Report.

Convertible Debt Obligations

In May 2003, CTI issued $420.0 million aggregate principal amount of Existing Convertible Debt Obligations. On January 26, 2005, CTI completed an offer to the holders of the outstanding Existing Convertible Debt Obligations to exchange the Existing Convertible Debt Obligations for New Convertible Debt Obligations. Of the $420.0 million aggregate principal amount of Existing Convertible Debt Obligations outstanding prior to the exchange offer, approximately $417.7 million aggregate principal amount representing approximately 99.5% of the original issue of Existing Convertible Debt Obligations were validly tendered in exchange for an equal principal amount of New Convertible Debt Obligations.

As of January 31, 2009, 2008, 2007 and 2006, CTI had $419.5 million, $419.5 million, $419.6 million and $419.8 million of aggregate principal amount of outstanding convertible debt obligations, respectively, which, as of such dates, included $417.4 million, $417.4 million, $417.5 million and $417.6 million of aggregate principal amount of outstanding New Convertible Debt Obligations, respectively. As more fully discussed below, upon completion of a tender offer by CTI on May 15, 2009, CTI purchased in cash $417.3 million aggregate principal amount of New Convertible Debt Obligations.

The convertible debt obligations mature on May 15, 2023 and do not bear interest. The convertible debt obligations are not secured by any of our assets and are not guaranteed by any of CTI’s subsidiaries.

Each $1,000 principal amount of the Existing Convertible Debt Obligations is convertible, at the option of the holder upon the circumstances described below, into shares of CTI’s common stock at a conversion price of approximately $17.9744 per share (equal to a conversion rate of 55.6347 shares) per $1,000 principal amount of Existing Convertible Debt Obligations, subject to adjustment for certain events.

Each $1,000 principal amount of the New Convertible Debt Obligations is convertible, at the option of the holder upon the circumstances described below, based on a net share settlement feature into cash and shares of CTI common stock, if any, at a conversion price of $17.9744 per share (equal to a conversion rate of 55.6347 shares) per $1,000 principal amount of New Convertible Debt Obligations, subject to adjustment for certain events. The net share settlement feature of the New Convertible Debt Obligations provides that, upon conversion, CTI would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New Convertible Debt Obligations being converted and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of CTI’s common stock.

The convertible debt obligations are convertible: (i) during any quarter, if the closing price per share for a period of at least twenty days in the thirty consecutive trading-day period ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per share in effect on that thirtieth day; (ii) on or before May 15, 2018, if during the five business-day period following any ten consecutive trading-day period in which the daily average trading price for the convertible debt obligations for that ten trading-day period was less than 105% of the average conversion value for the convertible debt obligations during that period; (iii) during any period, if following the date on which the credit rating assigned to the convertible debt obligations by Standard & Poor’s Rating Services is lower than “B-” or upon the withdrawal or suspension of the convertible debt obligations rating at CTI’s request; (iv) if CTI calls the convertible debt obligations for redemption; or (v) upon other specified corporate transactions.

In addition, CTI has the right to redeem the New Convertible Debt Obligations and Existing Convertible Debt Obligations for cash at any time on or after May 15, 2009 and May 15, 2008, respectively, at their principal amount. The indentures governing the convertible debt obligations provide that on each of May 15, 2008, May 15, 2013, May 15, 2018 and, under the indenture governing the New Convertible Debt Obligations only, May 15, 2009, each holder of convertible debt obligations will have the right to have all of the principal amount of its convertible debt obligations, or any portion of the principal amount thereof, repurchased by CTI for cash at a purchase price of 100% of the principal amount of such holder’s convertible debt obligations. In addition, the indentures governing the convertible debt obligations provide that following a termination of trading of CTI’s common stock on a national securities exchange or on an established automated over-the-counter trading market in the United States, or in certain instances, upon a change of control, each holder of convertible debt obligations will have the right to have all of the principal amount of its convertible debt obligations, or any portion of the principal amount thereof, repurchased by CTI for cash at a purchase price of 100% of the principal amount of such holder’s convertible debt obligations.

Effective February 1, 2007, CTI’s shares were delisted from NASDAQ. Due to the delisting, under the terms of the indentures, CTI had an obligation to offer to purchase for cash the convertible debt obligations. As a result, we classified all of CTI’s convertible debt obligations as short-term debt obligations as of January 31, 2007. To meet its obligations under the indentures, CTI commenced a tender offer on March 2, 2007. The tender offer expired on March 30, 2007 and a de minimis principal amount of convertible debt obligations was tendered.

In addition, under the terms of the indentures, CTI had an obligation to offer to purchase for cash the convertible debt obligations on May 15, 2008. As a result, we continued to classify the convertible debt obligations as short-term debt obligations as of January 31, 2008. To meet its obligations under the indentures, CTI commenced a tender offer on April 16, 2008. The tender offer expired on May 15, 2008 and a de minimis principal amount of convertible debt obligations was tendered.

Under the terms of the indenture governing the New Convertible Debt Obligations, CTI had an obligation to offer to purchase for cash the New Convertible Debt Obligations on May 15, 2009. As a result, we continued to classify the convertible debt obligations as short-term debt obligations as of January 31, 2009. To meet its obligations under the indenture, CTI commenced a tender offer on April 17, 2009. Upon the completion of the tender offer on May 15, 2009, CTI purchased in cash $417.3 million aggregate principal amount of New Convertible Debt Obligations. Following the repurchase of the New Convertible Debt Obligations, as of January 31, 2010, CTI had $2.2 million aggregate principal amount of convertible debt obligations outstanding.

Comverse Ltd. Line of Credit

As of January 31, 2009, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $20.0 million line of credit with a bank to be used for, borrowings, various performance guarantees to customers and vendors, letters of credit and to execute foreign currency transactions in the ordinary course of business. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances of at least $20.0 million with the bank at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2009, Comverse Ltd., had no borrowings under the line of credit, but had utilized the entire capacity under the line of credit of $20.0 million for guarantees and execution of foreign currency transactions. Other than Comverse Ltd.’s requirement to maintain cash balances with the bank as disclosed above, the line of credit has no financial covenant provisions. For additional information relating to Comverse’s line of credit for subsequent fiscal periods, see “—Significant Subsequent Events.”

Debentures

At February 1, 2005, we had $87.3 million aggregate principal amount of 1.5% convertible senior debentures (or the Debentures) outstanding. On December 1, 2005, the maturity date, we paid off all of the outstanding Debentures.

Investments in Securities Portfolio

We hold ARS supported by corporate issuers and student loans. The ARS have long-term stated maturities. Prior to January 31, 2008, we classified ARS as short-term investments due to their liquid nature evidenced by successful auctions occurring every seven to ninety days. Beginning in the third quarter of the fiscal year ended January 31, 2008, auctions for ARS began to fail.

Classification

Although auctions began to fail, the ARS, except for ARS with a fair value of $6.4 million as of January 31, 2009, continued to pay interest on their stated terms through January 31, 2009. The principal associated with these failed auctions will not be accessible to us until any one of the following: (i) a successful auction occurs; (ii) an active secondary market develops; (iii) the security is called; or (iv) the security matures. Therefore, we believe we may not be able to access the underlying principal amounts at par within a twelve-month period. Accordingly, we have re-classified ARS that experienced failed auctions from short-term investments to long-term assets beginning in the period of failure.

Other-Than-Temporary Impairment

For certain of our ARS, we determined that it was probable that we will be unable to collect all of the contractual principal and interest payments. In addition, for certain ARS, we could not assert we intended to hold such ARS until they recovered to their previous carrying amount. Accordingly, we recorded other-than-temporary impairment charges of $86.5 million and $47.9 million on a pre-tax basis during the fiscal year ended January 31, 2009 and 2008, respectively. There were no other-than-temporary impairment charges recognized for the fiscal years ended January 31, 2007 and 2006.

The carrying amounts of our ARS at January 31, 2009 and 2008 were $120.3 million (classified as long-term, available-for-sale investments) with a corresponding principal amount of $236.5 million and $214.7 million (of which $153.9 million was included in “Short-term investments” and $60.8 million was included in “Auction rate securities” in the consolidated balance sheets) with a corresponding principal amount of $262.1 million, respectively. At January 31, 2007 and 2006, we had $690.4 million and $415.2 million aggregate principal amount of ARS, respectively, recorded at their principal amounts.

UBS Put

In November 2008, we accepted an offer from UBS providing rights related to $51.6 million in aggregate principal amount of ARS that were held in an account with UBS. Under the terms of the UBS Put, we had the right, but not the obligation, to sell our eligible ARS at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. Additionally, UBS had the right, at its discretion and at any time until July 2, 2012, to purchase the ARS from us at par value, which is defined as the price equal to the principal amount of the ARS plus accrued but unpaid dividends or interest, if any. UBS purchased approximately $41.6 million in aggregate principal amount of ARS from CTI prior to June 30, 2010 pursuant to its purchase right. Under the terms of the settlement agreement for the consolidated shareholder class action, as amended, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. Effective June 30, 2010, CTI exercised the UBS Put for the balance of the ARS that were subject to the UBS Put.

In the fourth quarter ended January 31, 2009, we recorded the put right at its then fair value of $13.6 million. We have not elected the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (or SFAS 159). Consequently, the UBS Put is carried at historical cost and assessed for impairment. At January 31, 2009 the fair value of the related ARS was $34.5 million before consideration of the UBS Put, with a corresponding principal amount of $51.6 million.

Restructuring Initiatives

We continually review our business, manage costs and align resources with market demand. As a result, and also in conjunction with various acquisitions, we have taken several actions to reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives have positive impact on our operating cash flows in the long term, they also have led and will lead to some charges. As of January 31, 2009, we had restructuring accruals of $11.5 million. For information relating to restructuring initiatives in subsequent periods, see “—Significant Subsequent Events—2009 Restructuring Initiative.”

Guarantees, Liens and Restrictions on Access to Subsidiary Cash

Guarantees

We provide certain customers with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash. We are only liable for the amounts of those guarantees in the event of our nonperformance which would permit the customer to exercise the guarantee. At January 31, 2009, 2008, 2007 and 2006, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $46.4 million at January 31, 2009, are generally scheduled to be released upon our performance of specified contract milestones, which are scheduled to be completed at various dates primarily through 2011.

Comverse Ltd. Liens

Until December 2009, as part of its operations, Comverse Ltd. agreed to the placement of floating liens on all its assets in support of potential future borrowings and other banking services provided by two Israeli banks. As of January 31, 2009, Comverse Ltd. did not have any borrowings supported by these liens, however, the liens remained in full force and effect. The liens included provisions that prohibited Comverse Ltd. from selling or transferring its assets (other than in the ordinary course of business), which had the effect of restricting Comverse Ltd.’s ability to pay dividends or extend loans to shareholders without obtaining the banks’ prior written approval. In December 2009, the liens on the assets of Comverse Ltd. were released.

Dividends from Subsidiaries

The ability of our Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States (or the Convention). Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends distributed out of income derived in respect of an Israeli company which is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. In addition, in case the dividend is distributed out of tax exempted income (derived in a period in which a company was entitled to tax exempt income in accordance with the Encouragement Law), a company will be subject, in the tax year in which the dividend is distributed, to the corporate tax on the grossed up transferred amounts, according to the corporate tax rate to which our income was subject under the Approved Enterprise (10%). This tax is in addition to the 15% withholding tax applicable to dividends. Dividends which are distributed from income which is subject to regular corporate income tax rates and not included in the benefit tax rate income or exempted income under the Encouragement Law is subject to a withholding tax of 12.5% under the terms of the Convention.

A significant portion of our cash and cash equivalents and investments were held outside of the United States by various foreign subsidiaries as of January 31, 2009. If cash and cash equivalents and investments held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries.

In addition, as discussed above, in May 2007, Verint entered into a credit facility in order to partially fund the Witness acquisition. The credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on Verint’s ability to pay cash dividends and effect asset distributions. Also, pursuant to its investment agreements, Starhome B.V. is precluded from paying cash dividends to its shareholders without the approval of certain minority shareholders.

Investment in Verint Systems’ Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (referred to as the Securities Purchase Agreement) whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (referred to as the preferred stock), for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation.

The preferred stock does not currently confer on CTI voting rights and is not currently convertible into Verint Systems’ common stock. The preferred stock will have voting rights and become convertible into shares of Verint Systems’ common stock upon approval of the issuance of the underlying shares by Verint Systems’ stockholders. A special meeting of Verint Systems’ stockholders is scheduled to be held on October 5, 2010 to obtain such approval and, because CTI intends to vote its shares of Verint Systems’ common stock in favor, such approval is assured.

Ranking

The preferred stock was issued at a purchase price of $1,000 per share and ranks senior to Verint’s common stock.

Liquidation

The preferred stock has an initial liquidation preference equal to its $1,000 per-share purchase price. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of Verint, CTI will be entitled to receive, out of assets available for distribution to Verint’s stockholders and before any distribution of assets to the holders of Verint common stock, an amount equal to the then-current liquidation preference, which includes accrued and unpaid dividends. Through July 31, 2010 and January 31, 2009, cumulative, undeclared dividends on the preferred stock were $39.2 million and $20.6 million, respectively, and, as a result, the liquidation preference of the preferred stock was $332.2 million and $313.6 million as of such dates, respectively.

Dividends

Cash dividends on the preferred stock are cumulative and are calculated quarterly at a specified dividend rate on the liquidation preference in effect at such time. Initially, the specified annual dividend rate was 4.25% per share. During the quarter ended January 31, 2008, the variable interest rate on Verint’s term loan decreased by more than 50 basis points below the initial interest rate. Accordingly, the dividend rate on the preferred stock was reset to 3.875%, effective February 1, 2008. This rate is subject to temporary increases in the event the issuance of the underlying common stock is not approved by Verint’s stockholders before January 31, 2011. If Verint determines that it is prohibited from paying cash dividends on the preferred stock under the terms of its credit facility or other debt instruments, it may elect to make such dividend payments in shares of its common stock, which common stock will be valued at 95% of the volume weighted-average price of its common stock for each of the five consecutive trading days ending on the second trading day immediately prior to the record date for such dividend. Verint’s credit facility contains a restrictive covenant which limits its ability to pay dividends on the preferred stock. Verint’s ability to pay dividends on its common stock, which ranks junior to the preferred stock with respect to the payment of dividends, is limited if it has not declared a dividend for payment on the regularly scheduled dividend payment date of the preferred stock. Through the date hereof, no dividends have been declared or paid on the preferred stock. Through July 31, 2010 and January 31, 2009, cumulative, undeclared dividends on the preferred stock were $39.2 million and $20.6 million, respectively.

Voting

The preferred stock does not have voting rights until the shares of common stock that would be issuable upon conversion of the preferred stock are approved for issuance by a vote of holders of a majority of Verint’s common stock. A special meeting of Verint Systems’ stockholders is scheduled to be held on October 5, 2010 to obtain such approval and, because CTI intends to vote its shares of Verint Systems’ common stock in favor, such approval is assured. Following receipt of stockholder approval for the issuance of the underlying shares of common stock, each share of preferred stock will be entitled to a number of votes equal to the number of shares of common stock into which the preferred stock would be convertible at the conversion rate in effect on the date the preferred stock was issued to CTI.

Conversion

Following receipt of stockholder approval for the issuance of the underlying shares of common stock, each share of preferred stock will be convertible, at the option of CTI, into a number of shares of Verint’s common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66 (as may be adjusted from time to time). The liquidation preference is equal to the issue price of $1,000 per share plus the sum of all accrued and unpaid dividends, whether or not declared. The initial conversion rate was set at 30.6185 shares of common stock for each share of preferred stock that is converted. If it were convertible at July 31, 2010 or at January 31, 2009, the preferred stock could be converted into approximately 10.2 million or 9.6 million shares of Verint’s common stock, respectively.

Subject to stockholder approval of the issuance of the common stock underlying the preferred stock as described above, at any time, Verint may force the conversion of all, but not less than all, of the preferred stock into common stock at its option, but only if the closing sale price of its common stock immediately prior to such conversion equals or exceeds the conversion price then in effect by: (a) 140%, if the conversion is on or after May 25, 2010 but prior to May 25, 2011, or (b) 135%, if the conversion is on or after May 25, 2011.

Special Rights Upon a Fundamental Change

The terms of the preferred stock also provide that upon a fundamental change, as defined in the Certificate of Designation of the preferred stock, CTI will have the right to require Verint to repurchase the preferred stock for 100% of the liquidation preference then in effect. If Verint fails to repurchase the preferred stock as required upon a fundamental change, then the number of directors constituting the board of directors will be increased by two, and CTI will have the right to elect two directors to fill such vacancies. Upon repurchase of the preferred stock subject to the fundamental change repurchase right, CTI will no longer have the right to elect additional directors, the term of office of each additional director will terminate immediately upon such repurchase, and the number of directors will, without further action, be reduced by two. In addition, in the event of a fundamental change, the conversion rate will be increased to provide for additional shares of common stock issuable to the holders of the preferred stock upon conversion, based on a sliding scale depending on the acquisition price, as defined in the Certificate of Designation of the preferred stock, ranging from zero to 3.7 additional shares of common stock for every share of preferred stock converted into common stock following a fundamental change.

Transfer and Registration Rights

CTI has had the right to sell the preferred stock since November 25, 2007 in either private or public transactions. Pursuant to a registration rights agreement CTI and Verint entered into concurrently with the Securities Purchase Agreement (referred to as the New Registration Rights Agreement), commencing 180 days after Verint regains compliance with its periodic reporting obligations under the federal securities laws, and provided that the underlying shares of Verint’s common stock have been approved for issuance by its common stockholders, CTI will be entitled to two demands to require Verint to register the shares of common stock underlying the preferred stock for resale under the Securities Act of 1933, as amended (or the Securities Act). The New Registration Rights Agreement also provides CTI with unlimited piggyback registration rights on certain Securities Act registrations filed by Verint on its own behalf or on behalf of other Verint stockholders.

CTI’s rights under the New Registration Rights Agreement are in addition to its rights under a previous registration rights agreement that CTI entered into with Verint shortly before Verint’s initial public offering in 2002. This registration rights agreement (referred to as the Original Registration Rights Agreement) covers all shares of common stock then held by CTI and any additional shares of common stock acquired by CTI at a later date. Under the Original Registration Rights Agreement, CTI is entitled to unlimited demand registrations of its shares on a registration statement on Form S-3. If Verint is not eligible to use a registration statement on Form S-3, CTI is also entitled to one demand registration on a registration statement on Form S-1. Effective July 15, 2010, CTI made a demand pursuant to the Original Registration Rights Agreement to have up to 2.8 million shares of Verint’s common stock registered in a Registration Statement on Form S-1 to permit the sale thereof in a public offering and, on August 24, 2010, Verint filed such registration statement with the SEC. In addition, similar to the New Registration Rights Agreement, the Original Registration Rights Agreement also provides CTI with unlimited piggyback registration rights.

Liquidation Preference in Starhome B.V.

In the event of a liquidation, merger or sale of Starhome B.V., the first $20.0 million of proceeds would be distributed to certain minority shareholders. Thereafter, CTI would be entitled to the greater of (i) $41.0 million of any remaining proceeds (less certain amounts of up to $1.1 million payable by CTI to the founders of Starhome) or (ii) its pro rata share of such remaining proceeds on an as-converted basis.

SIGNIFICANT SUBSEQUENT EVENTS

Subsequent to January 31, 2009, the following events had a significant impact on our results of operations, financial condition, capital resources or future liquidity needs.

Repurchase of Convertible Debt Obligations

Under the terms of the indenture governing the New Convertible Debt Obligations, CTI had an obligation to offer to purchase for cash the New Convertible Debt Obligations on May 15, 2009 at a purchase price equal to the principal amount purchased. To meet its obligations under the indenture, CTI commenced a tender offer on April 17, 2009. Upon the completion of the tender offer on May 15, 2009, CTI purchased $417.3 million aggregate principal amount of New Convertible Debt Obligations leaving $2.2 million aggregate principal amount of convertible debt obligations outstanding.

Ulticom’s Special Cash Dividend and Stock Option Modification

In April 2009, Ulticom, Inc. paid a special cash dividend of $199.6 million to its shareholders, including CTI. Ulticom, Inc.’s minority shareholders were paid $64.3 million and an additional $0.2 million is payable to holders of deferred stock units awarded under Ulticom, Inc.’s equity incentive plan upon each issuance of common stock subject to such awards.

Effective as of April 21, 2009, the exercise prices of outstanding options to purchase 2,982,104 shares of Ulticom, Inc.’s common stock were reduced in connection with the payment of the special cash dividend of $4.58 per share. These reductions in the option exercise prices result in no change in Ulticom’s share-based payment expense in future fiscal periods.

Verint Credit Facility, Term Loan and Interest Rate Swap Agreement

Term Loan Excess Cash Flow Payments

In May 2009, Verint made a $4.1 million mandatory “excess cash flow” payment, which was applied to the three immediately following principal payments. In May 2010, Verint made a $22.1 million mandatory “excess cash flow” payment of the term loan, based upon its operating results for the fiscal year ended January 31, 2010, $12.4 million of which is being applied to the eight immediately following principal payments and $9.7 million of which will be applied pro rata to the remaining principal payments.

Amendment to Credit Facility

In July 2010, Verint entered into amendments to its credit facility which among other things (i) changed the method of calculation of the applicable interest rate margin to be based on Verint’s consolidated leverage ratio (consolidated total debt to consolidated EBITDA (each as defined in the credit facility)) from time to time, (ii) added a 1.50% LIBOR floor, (iii) increased the aggregate amount of incremental revolving commitment and term loan increases permitted under the credit facility from $50.0 million to $200.0 million, (iv) made certain changes to the negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio from time to time, and (v) increased the revolving credit facility under the credit facility from $15.0 million to $75.0 million. For a more detailed discussion, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk on Indebtedness” and note 27 to the consolidated financial statements included in Item 15 of this Annual Report.

Termination of Interest Rate Swap Agreement

In July 2010, Verint terminated the interest rate swap agreement it entered into in May 2007 in connection with entry into the credit facility that had effectively fixed Verint’s interest rate exposure with respect to $450.0 million of the term loans thereunder at a 5.18% interest rate. To terminate the interest rate swap agreement prior to its May 2011 maturity, Verint paid approximately $21.7 million in August 2010 to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise were to have been due from Verint thereafter.

2009 Restructuring Initiative

During the fiscal year ended January 31, 2010, Comverse’s management approved a restructuring plan to close certain facilities and eliminate associated staff positions. The plan was implemented around Comverse’s core competencies and innovations to enhance the quality of its product offerings to better align with its customers’ needs, and improve delivery and service capabilities. The aggregate cost of the plan was $13.8 million. Severance-related costs of $13.3 million were paid during the fiscal year ended January 31, 2010. Facilities-related costs of $0.5 million are expected to be paid the through January 31, 2012.

Settlement of Shareholder Class and Derivative Actions

On December 16, 2009 and December 17, 2009, CTI entered into agreements to settle the consolidated shareholder class action and consolidated shareholder derivative actions, respectively. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the Opt-out Credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. For a discussion of these actions, see Item 3, “Legal Proceedings.” As part of the settlement of the consolidated shareholder class action, as amended, CTI agreed to make payments to a class action settlement fund in the aggregate amount of up to $165.0 million that were paid or remain payable as follows:

•	$1.0 million that was paid following the signing of the settlement agreement in December 2009;

•

$17.9 million that was paid in July 2010 (representing an agreed $21.5 million payment less a holdback of $3.6 million in respect of the anticipated Opt-out Credit, which holdback is required to be paid by CTI if the Opt-out Credit is less);

•	$30.0 million payable on or before May 15, 2011; and

•	$112.5 million (less the amount, if any, by which the Opt-out Credit exceeds the holdback discussed above) payable on or before November 15, 2011.

The $30.0 million due on or before May 15, 2011 and $82.5 million of the $112.5 million due on or before November 15, 2011 are payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten-day average of the closing prices of CTI’s common stock prior to such election, provided that CTI becomes current in its periodic reporting obligations under the federal securities laws and its common stock is listed on a national securities exchange on or before the fifteenth trading day preceding the applicable payment dates, and that the shares delivered at any one time have an aggregate value of at least $27.5 million. If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such securities in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than $51.6 million in aggregate principal amount of ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. As part of the settlement of the shareholder derivative actions, CTI agreed to pay $9.4 million to cover the legal fees and expenses of the plaintiffs, which payment is due by October 23, 2010. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action. The agreement to settle the consolidated shareholder class action, as amended, was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively.

We expect to fund any cash payments we make under the settlements using cash on hand or, if insufficient, from proceeds of the sale of investments, including ARS, new borrowings, cash generated from asset divestitures or proceeds from the issuance of equity or debt securities.

Auction Rate Securities

From February 1, 2009 through July 31, 2010, we recorded additional other-than-temporary pre-tax charges of $7.3 million for certain ARS. Additionally, from February 1, 2009 through July 31, 2010, $103.0 million aggregate principal amount of ARS with a recorded value of $66.9 million were sold or redeemed for proceeds of $80.9 million. These amounts included $51.6 million in aggregate principal amount of ARS that were subject to the UBS Put, of which $41.6 million aggregate principal amount of ARS were purchased by UBS from CTI pursuant to its purchase right prior to June 30, 2010 and $10.0 million aggregate principal amount of ARS were purchased by UBS upon the exercise by CTI of the UBS Put effective June 30, 2010.

As part of the settlement agreement of the consolidated shareholder class action, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than $51.6 million in aggregate principal amount of ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to below and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to below. Through July 31, 2010, CTI received cash proceeds of $28.8 million from sales or redemptions of ARS to which these provisions of the settlement agreement apply.

Business Acquisition

On February 4, 2010, Verint acquired all of the outstanding shares of Iontas, a privately held provider of desktop analytics solutions, for total consideration of $21.9 million, including cash consideration of $17.9 million, and additional milestone-based contingent payments of up to $3.8 million, tied to certain performance targets being achieved over the next two years.

Comverse Ltd. Lines of Credit

In December 2009, Comverse Ltd.’s existing line of credit was renewed and increased to $25.0 million with a corresponding increase in the cash balances Comverse Ltd. was required to maintain with the bank to $25.0 million. In June, 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million.

In December 2009, Comverse Ltd. entered into an additional line of credit with a bank for $20.0 million, to be used for, borrowings, various performance guarantees to customers and vendors, letters of credit and to execute foreign currency transactions in the ordinary course of business. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances of at least $20.0 million with the bank at all times regardless of amounts borrowed or utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million.

Sale of Land

On September 16, 2010, Comverse Ltd. entered into an agreement for the sale of certain land in Ra’anana, Israel to a third party for a purchase price of approximately $28.5 million. Approximately $27.1 million of such proceeds have been received, with the balance being held in escrow to cover, to the extent necessary, any applicable taxes and levies. The sale was consummated following a bid process during which we considered multiple offers. The land sale was pursued as part of the initiatives undertaken by management to improve our cash position.

Voting and Conversion Rights of Verint Systems’ Preferred Stock

A special meeting of Verint Systems’ stockholders is scheduled to be held on October 5, 2010 for the purpose of approving the issuance of shares of Verint Systems’ common stock upon the conversion of the preferred stock and, because CTI intends to vote its shares of Verint Systems’ common stock in favor, such approval is assured. Following the approval of such issuance by Verint Systems’ stockholders at such meeting, the Verint Systems’ preferred stock held by CTI will have voting rights and become convertible into shares of Verint Systems’ common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements, other than performance guarantees previously discussed. See “—Liquidity and Capital Resources–Guarantees, Liens and Restrictions on Access to Subsidiary Cash.”

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of January 31, 2009:

	Payments due by period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(In thousands)
Long-term debt obligations, including current portion	$1,192,815	$462,465	$107,346	$623,004	$—
Operating lease obligations	165,893	47,626	65,847	31,806	20,614
Purchase obligations (1)	54,090	45,820	8,227	43	—
Other long-term liabilities	5,310	2,027	3,282	1	—

Total (2)	$1,418,108	$557,938	$184,702	$654,854	$20,614

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(2)	Our consolidated balance sheet at January 31, 2009 includes $104.9 million of non-current tax reserves for uncertain tax positions under FIN 48. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

The long-term debt obligations reflected above include projected interest payments over the term of the debt, assuming interest rates of 3.59% and 3.64%, which were the interest rates in effect for borrowings under Verint’s term loan and revolving credit facility, respectively, as of January 31, 2009. Actual interest on this debt is variable. The long-term debt obligations also include the projected quarterly settlements of Verint’s interest rate swap, through its expiration in May 2011 using the same interest rate assumptions that underlie the estimated fair value of the swap at January 31, 2009. In July 2010, Verint amended its credit facility to, among other things, change the method of calculation of the interest rate and terminated the interest rate swap it entered into in May 2007. For a more detailed discussion, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk on Indebtedness.”

We obtain bank guarantees primarily to provide customer assurance relating to the performance of certain obligations as required by customer agreements and to guarantee certain payment obligations. These guarantees, which aggregated $46.4 million at January 31, 2009, are generally released upon our performance of specified contract milestones, which are scheduled to be completed at various dates primarily through 2011. These amounts are not included in the table set forth above.

In December 2009, CTI entered into agreements to settle the consolidated shareholder derivative actions and the consolidated shareholder class action pursuant to which CTI agreed to make certain payments. For a detailed discussion of CTI’s payment obligations under these settlement agreements, see “—Significant Subsequent Events—Settlement of Shareholder Class and Derivative Actions.” The amounts payable under the settlement agreements are not included in the table set forth above.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

The accounting estimates and judgments discussed in this section are those that we consider to be most critical to understand our consolidated financial statements (or the financial statements), because they involve significant judgments and uncertainties. More specifically, the accounting estimates and judgments outlined below are critical because they can materially affect our operating results and financial condition, inasmuch as they require management to make difficult and subjective judgments regarding uncertainties. Many of these estimates include determinations of fair value. All of these estimates reflect our best judgment about current and, for some estimates, future, economic and market conditions and effects based on information available to us as of the date of the accompanying financial statements. As a result, the accuracy of these estimates and the likelihood of future changes depend on a range of possible outcomes and a number of underlying variables, some of which are beyond our control. See also note 1 to the consolidated financial statements included in Item 15 of this Annual Report for additional information on the significant accounting estimates and judgments underlying the financial results disclosed in our consolidated financial statements.

Effective after the reporting periods covered by this Annual Report, in July 2009, FASB collected and codified the vast body of literature comprising U.S. GAAP. In addition, FASB adopted significant changes to accounting provisions relating to fair value of financial assets and liabilities, impairment of goodwill and other intangible assets, and revenue recognition, among others. Please note that the following discussion of critical accounting estimates and judgments contains citations to U.S. GAAP provisions in effect on or before January 31, 2009 (the end of the most recent fiscal year covered by this Annual Report).

Revenue Recognition

We report revenue in our consolidated financial statements in two categories: (i) product revenue, including hardware and software products and (ii) service revenue, including revenue from professional services, training services and post-contract customer support (or PCS). Professional services primarily include installation, customization and consulting services.

The vast majority of our revenue is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition and related interpretations (referred to collectively as SOP 97-2) and Emerging Issues Task Force (or EITF) Issue 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, (or EITF 03-5), as the software component of most of our multiple element arrangements is more than incidental to the products being sold. In applying the provisions of SOP 97-2, we exercise judgment and use estimates in the determination of revenue to be recognized in each accounting period.

For arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when we have persuasive evidence of an arrangement, the product has been shipped and the services have been provided to the customer, the sales price is fixed or determinable, collectability is probable, and all pertinent criteria are met as required by SOP 97-2.

The majority of our software license arrangements contain multiple elements including perpetual software licenses, hardware, PCS, training and professional services. We allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence (or VSOE) of fair value of the undelivered elements as prescribed in SOP 97-2 with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If we are unable to establish VSOE of fair value for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.

The timing of recognition for our revenue transactions involves numerous judgments, estimates and policy determinations. The most significant are summarized as follows:

PCS revenue is derived primarily from providing technical software support services, unspecified software updates and upgrades to customers on a when and if available basis. PCS revenue is recognized ratably over the term of the PCS period. When PCS is included within a multiple element arrangement, we primarily utilize the substantive renewal rate to establish VSOE of fair value for the PCS. To a much lesser extent, the bell-shaped curve approach is used for certain of our Verint segment arrangements, depending upon the business operating segment, geographical region or product line.

When using the substantive renewal rate method, we may be unable to establish VSOE of fair value for PCS because the renewal rate is deemed to be non-substantive or because there are no contractually-stated renewal rates. If the stated renewal rate is non-substantive, the entire arrangement fee is recognized ratably over the estimated economic life of the product (five to eight years) beginning upon delivery of all elements other than PCS. We believe that the estimated economic life of the product is the best estimate of how long the customer will renew PCS. If there is no contractually stated renewal rate, the entire arrangement fee is recognized ratably over the relevant contractual PCS term beginning upon delivery of all elements other than PCS, and defers all revenue until PCS is the only undelivered element and then recognizes revenue over the remaining PCS period, provided that all other revenue recognition criteria in SOP 97-2 are met.

For arrangements that include a stated renewal rate, determining whether the actual renewal rate is substantive is a matter of judgment. For each group of our products, we stratify our customers based on the size of the install base and the geographic location of the customer. Based on our historical negotiations and contract experience we believe that our customers behave differently and perceive different values for PCS based on these two main factors.

Under the bell-shaped curve approach of establishing VSOE of fair value, our Verint segment performs a VSOE of fair value compliance test to ensure that a substantial majority (75% or over) of actual PCS renewals are within a narrow range of plus or minus 15% of the median pricing.

We evaluate many factors in determining the estimated economic life of our products, including the support period of the product, technological obsolescence, average time between new product releases and upgrade activity by customers. We have concluded that the estimated economic lives of our key software products range from five to eight years.

Our policy for establishing VSOE of fair value for professional services and training is based upon an analysis of separate sales of services, which are then compared with the fees charged when the same elements are included in a multiple element arrangement. Our Comverse segment has not yet established VSOE of fair value for any element other than PCS.

In certain multiple-element arrangements, we are obligated to provide training services to customers related to the operation of our software products. These training services are either provided to the customer on a “defined” basis (limited to a specified number of days or training classes) or on an “as-requested” basis (unlimited training over a contractual period). The Comverse segment has not established VSOE of fair value for either type of training.

For multiple-element arrangements containing as-requested training obligations, we recognize the total arrangement consideration ratably over the contractual period during which we are required to “stand ready” to perform such training, provided that all other criteria for revenue recognition have been met.

For multiple-element arrangements containing defined training obligations, the training services are typically provided to the customer prior to the completion of the installation services. In these situations, because revenue recognition does not commence until the completion of installation, the defined training obligations do not impact the timing of recognition of revenue. In certain circumstances in which training is provided after the end of the installation period, we commence revenue recognition upon the completion of training, provided that all other criteria for revenue recognition have been met. For the fiscal years ended January 31, 2009, 2008 and 2007, the Comverse segment had information for its multiple-element arrangements to determine when training was fulfilled. However, for the fiscal year ended January 31, 2006, information with respect to the timing of the fulfillment of training for the Comverse segment was limited and, therefore, we estimated the required revenue deferral on multiple-element arrangements due to the impact of unfulfilled defined training obligations based on information available from the Comverse segment for the fiscal years ended January 31, 2009, 2008 and 2007. Inherent in these estimates are key assumptions related to the consistency of the percentage of revenue subject to deferral and the average number of days to provide defined training services after the completion of installation. We believe our methodology and key assumptions are reasonable, in part, because of the Comverse segment’s static and stable customer base, consistent training terms provided in long-term contracts over time and consistent training practices over time.

Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts, and the relevant guidance contained within SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (or SOP 81-1), typically using the percentage-of-completion (or POC) method.

The determination of whether services entail significant customization requires judgment and is primarily based on alterations to the features and functionality to the standard release, complex or unusual interfaces as well as the amount of hours necessary to complete the customization solution relative to the size of the contract. Revenue from these arrangements is recognized on the POC method based on the ratio of total hours incurred to date compared to estimated total hours to complete the contract. We are required to make judgments to estimate the total estimated costs and progress to completion. Changes to such estimates can impact the timing of the revenue recognition period to period. We use historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within our control. In the event profitability on a contract cannot be assured, the completed-contract method of revenue recognition is applied. If some level of profitability is assured, but the related revenue and costs cannot be reasonably estimated, then revenue is recognized to the extent of costs incurred until such time that the project’s profitability can be estimated or the services have been completed. If VSOE of fair value of PCS does not exist, revenues are recognized equal to the extent of costs incurred until the services have been completed, provided that we are able to make reliable cost estimates and some level of profitability is assured. Once the services are completed, the remaining unrecognized portion of the arrangement fee is recognized ratably over the remaining PCS period. For situations where we are not able to make reliable estimates or some level of profitability is not assured, all revenue will be deferred until completion of the professional services and recognized ratably over the respective PCS period. If we determine that based on our estimates our costs exceed the sales price, the entire amount of the estimated loss is accrued in the period that such losses become evident. Management has used all available information subsequent to the balance sheet date to evaluate the reasonableness of its estimates.

When revenue is recognized over multiple periods in accordance with our revenue recognition policies, the material cost, including hardware and third-party software license fees are deferred and amortized over the same period that product revenue is recognized. These costs are recognized as “Deferred cost of revenue” on the consolidated balance sheets. However, we have made an accounting policy election whereby the cost for installation and other service costs are expensed as incurred, except for arrangements recognized in accordance with SOP 81-1.

In the consolidated statements of operations, we classify revenue as product revenue or service revenue as prescribed by SEC Rule 5-03 (b) of Regulation S-X. For multiple element arrangements that include both product and service elements, for which we are unable to determine VSOE of fair value for all elements of the arrangement, management evaluates various available indicators of fair value and applies its judgment to reasonably classify the arrangement fee between product revenue and service revenue. The amount of multiple element arrangement fees classified as product and service revenue based on management estimates of fair value when VSOE of fair value for all elements of an arrangement does not exist could differ from amounts classified as product and service revenue if VSOE of fair value of all elements existed. The allocation of multiple element arrangement fees between product revenue and service revenue, when VSOE of fair value of all elements does not exist, is for consolidated financial statement presentation purposes only and does not affect the timing of revenue recognition or amount of revenue recognized.

In determining the amount of a multiple element arrangement fee that should be classified between product revenue and service revenue, the Comverse segment first allocates the arrangement fee to product revenue and PCS (PCS is classified as service revenue) based on management’s estimate of fair value for those elements. The remainder of the arrangement fee, which is comprised of all other service elements, is allocated to service revenue. The estimate of fair value of the product element is based primarily on management’s evaluation of direct costs and reasonable profit margins on those products. This was determined to be the most appropriate methodology as the Comverse segment has historically been product oriented with respect to pricing policies which facilitates the evaluation of product costs and related margins in arriving at a reasonable estimate of the product element fair value. Management’s estimate of reasonable profit margins requires significant judgment and consideration of various factors, such as the impact of the economic environment on margins, the complexity of projects, the stability of product profit margins and the nature of products. The estimate of fair value for PCS is based on management’s evaluation of weighted average PCS rates for arrangements for which VSOE of fair value of PCS exists.

In determining the classification of revenue between products and services, our Verint segment reviews VSOE of fair value for training, installation and PCS services from similar transactions and stand alone services arrangements and compares them to its peers, in order to determine reasonable and consistent approximations of fair values of service revenue with the remaining amount being allocated to product revenue.

Revenue from sales to resellers and original equipment manufacturers (or OEMs) who purchase our Verint segment’s products for resale are generally recognized when such products are shipped (referred to as sell-in basis) to the reseller or OEM. This policy is predicated on our Verint segment’s ability to estimate sales returns from these customers, among other criteria. Our Verint segment is also required to evaluate whether its resellers and OEMs have the ability to honor their commitment to make fixed or determinable payments, regardless of whether they collect payment from customers. If our Verint segment were to change any of these assumptions or judgments, it could cause a material change to reported revenue in a particular period. Our Verint segment has historically experienced insignificant product returns from resellers and OEMs and payment terms for these customers are similar to those granted to our end-users. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally accepted, our Verint segment defers the recognition of revenue until the receipt of cash.

Extended Payment Terms

One of the critical judgments that we make is the assessment that collectability is probable. Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance at the onset of a sales arrangement. Certain of Comverse’s arrangements include payment terms that depart from its customary practice. In these situations, if a customer does not have an adequate history of abiding by its contractual payment terms without concessions, the sales price is not considered fixed or determinable and revenue is recognized upon collection provided all other revenue recognition criteria have been met. We consider payment terms where more than 5% of the arrangement fees are due 120 days from customer acceptance to be extended. If the arrangement is with a new customer and the payment terms are extended, there is no evidence of collecting under the original payment terms without making concessions and therefore the presumption that the fee is not fixed and determinable cannot be overcome. If this arrangement is with an existing customer, an evaluation of the customer’s payment history will take place to determine if the fee is fixed and determinable.

Stock-Based Compensation

Measurement Date Selection of CTI Stock Options

Prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment on February 1, 2006, CTI measured compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (or APB 25). Under the intrinsic value method, compensation expense associated with fixed awards is the excess, if any, of the quoted market price of the stock at the accounting measurement date over the amount an employee must pay to acquire the stock. Under APB 25, compensation expense is measured on the date an award has received approval by relevant authority, the number of shares and exercise price are fixed and allocation to specific individuals has occurred. The investigation revealed a practice to grant recipients options with an exercise price lower than the fair market value of the underlying shares at the grant date without recognizing a stock-based compensation expense required to be recorded under U.S. GAAP. Therefore, the actual accounting measurement dates determined in the course of the investigation of CTI’s stock option granting practices are based on a review of supporting approval documentation and other evidence of awards.

Approval dates for most grants during the periods covered by CTI’s Phase I Investigation were estimated. In connection with its Special Committee’s Phase I investigation, CTI reviewed all of its 39 company-wide option grants (or the General Grants), all grants to directors and all general restricted stock awards made during the Restatement Period. The unanimous written consents associated with these grants lacked execution dates. The investigation revealed that signatures were often obtained after the stated “as of” dates of the grants as a means to deliberately backdate stock option awards to employees, consultants and senior executives of CTI. It was not always possible to determine with exact certainty the actual measurement dates for every grant. Therefore, CTI management, in collaboration with the Special Committee, developed a methodical and consistently applied approach for determining the measurement date that it believes is consistent with guidance released on September 19, 2006 by the Office of the Chief Accountant of the Securities and Exchange Commission.

This approach included a review of all available relevant documentary evidence in order to select a measurement date that was deemed the most likely date that the Compensation Committee approved a grant or had other relevant support to qualify as a measurement date. In this process, more than one million documents that were identified as possibly relevant were reviewed and key documents were then ranked in terms of evidentiary quality. CTI considered both the quality of this evidence (which included an evaluation of the reliability of its source) and the content of such evidence to indicate the timing of actual approval by the Compensation Committee. Key documents included (ranked in order from highest to lowest quality): (a) properly authorized, dated minutes of Compensation Committee meetings or signed unanimous written consents for which there existed evidence indicative of authorization dates; (b) system-generated dates on which grants were processed in CTI’s stock administration database along with other corroborating evidence; (c) dated documents supporting authorization of specific awards or communication of awards to employees; (d) system-generated dates on which grants were processed in CTI’s stock administration database absent any corroborating evidence; and (e) the earliest option exercise date. In order to corroborate the measurement date selection process, CTI then considered the foregoing evidence in conjunction with the circumstances surrounding each award. Counsel to the Special Committee interviewed many employees that were either participants in the process for certain grants or recipients of certain awards as well as certain members of the Compensation Committee. With the aid of these interviews, CTI analyzed all of the available relevant data for each grant in chronological order to reconstruct the events surrounding each General Grant based on the available evidence. From this information, CTI selected the most likely grant date (the New General Measurement Date) based on the highest quality of evidence located for each General Grant. As would be expected, less documentary evidence was available for the earlier General Grants, requiring more judgment to be used when determining the most likely grant date, while the later grants (particularly those after the implementation of Sarbanes Oxley in 2002) had the highest quality evidence requiring little or no judgment. In many cases, subjective judgments were made, by application of the above described approach, in order to select the most appropriate grant date in consideration of all other relevant information.

As a result, cumulative pre-tax charges to retained earnings were recorded in the amount of $268.5 million through January 31, 2005 related to backdated stock options. Had different measurement dates been selected for the grant date, the resulting stock-based compensation charges may have differed materially. Management believes that its measurement date review process and the resulting expense calculations are reasonable.

SFAS 123(R) Assumptions

Since February 1, 2006, we have accounted for share-based payment awards, including employee stock options, restricted stock, deferred stock units and employee stock purchases, made to employees and directors in accordance with SFAS 123(R), Share-Based Payment (or SFAS 123(R)) and related interpretative guidance, which requires the measurement and recognition of compensation expense for all such awards based on estimated fair value. Options are granted by CTI as well as its Verint, Ulticom and Starhome subsidiaries.

We are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under SFAS 123(R), stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. We use the Black-Scholes option-pricing model to measure fair value of these stock option awards. This model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption over the expected term of the awards and the expected life of the option award based on the actual and projected employee stock option behaviors. The inputs noted below that are factored into the option valuation model we use to measure the fair value of our stock awards are subjective estimates. Changes to these estimates could cause the fair value of our stock awards and related stock-based compensation expenses to vary materially. Except as noted below, the following key assumptions are used for all of our stock-based compensation awards:

•	The risk-free interest rate assumption we use is based upon U.S. Treasury interest rates appropriate for the expected life of the awards.

•

CTI prospectively changed its expected volatility assumption from historical to implied volatility effective August 1, 2005. This change was based on the availability of traded options of CTI’s stock and the assessment that implied volatility is a better indicator of expected volatility than historical volatility when implied volatility is not available, which may be due to lack of trading, CTI will utilize historical volatility.

•	Our majority-owned subsidiaries, including our publicly-traded subsidiaries, use historical volatility when measuring volatility in their stock options.

•

In order to determine the estimated period of time that we expect employees to hold their stock options, we have analyzed the historical exercise rates. In the case of modifications related to additional time to exercise afforded to certain terminated employees affected by the restricted period, the estimated holding period is based on the projected date of compliance with our periodic reporting obligations under the federal securities laws. The restricted period resulted from CTI’s and Verint’s inability to remain current in their periodic reporting obligations under the Exchange Act since April 2006, CTI and Verint have been ineligible to use their registration statements on Form S-8 for the offer and sale of equity securities, including stock options to employees.

•	Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

We are also required to estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. Although we estimate forfeitures based on historical experience and future expectation, actual forfeitures may differ. The forfeiture assumption is adjusted to the actual forfeitures that occur.

During the fiscal year ended January 31, 2007, CTI extended the exercise rights with respect to certain employees’ vested stock options until the later to occur of (i) 90 days after the date of his or her termination of employment, or (ii) 30 days after the restricted period has expired. CTI accounted for the additional time to exercise afforded to these employees as modifications of the original awards. Using currently available information about terminations, CTI estimated the number of employees who would terminate and benefit from this arrangement. CTI also estimated the date that employees would begin to exercise their awards under this arrangement based on its estimated filing dates for its delinquent periodic reports with the SEC. The resulting pre-tax modification expense for CTI was $69.6 million recorded in the fiscal year ended January 31, 2007.

Due to the significant use of estimates discussed above, if any of the factors change and we employ different assumptions in the application of our option-pricing model in future periods or if we experience different forfeiture rates, the future compensation expense that is derived from subsequently issued stock options may differ significantly from what we have recorded.

During the fiscal years ended January 31, 2009, 2008, 2007 and 2006 our consolidated stock-based compensation expense was $55.0 million, $63.5 million, $128.1 million, and $7.8 million, respectively.

Business Combinations

Since February 1, 2005, we completed the following acquisitions, among others:

•	Witness Systems acquired by Verint in the fiscal year ended January 31, 2008 for $1,085.1 million;

•	Netcentrex and Netonomy acquired by Comverse as well as Mercom Systems acquired by Verint in the fiscal year ended January 31, 2007 for a total of $232.5 million; and

•	Kenan acquired by Comverse and MultiVision acquired by Verint in the fiscal year ended January 31, 2006 for a total of $299.9 million.

Assets acquired consisted primarily of intangible assets and goodwill.

When we acquired a business, we allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The intangible assets consist primarily of acquired technology and customer relationships. From time to time we engage independent third-party appraisal firms to assist management in considering their determinations of the fair values of significant net assets acquired. Any residual purchase price is recorded as goodwill. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets (including in-process research and development written off at the acquisition date), estimated restructuring liabilities and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and as a result, there is an inherent level of uncertainty. Key critical estimates in valuing certain of the intangible assets include, but are not limited to:

(i)	future expected cash flows generated from acquired technology and customer relationships;

(ii)	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

(iii)	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used;

(iv)	weighted average cost of capital and discount rates; and

(v)	estimating the useful lives of acquired assets as well as the pattern or manner in which the assets will amortize.

We make other significant judgments related to our business combinations including evaluating contingent consideration agreements. We review contingent consideration agreements to ensure they do not represent compensation for on-going activities of the business. We consider the reasons for the contingent consideration provisions, the terms of employment agreements and the mix of employee selling shareholders and non-employee selling shareholders when making the determination of whether contingent consideration should be accounted for as an adjustment to the purchase price or as compensation for services.

We also estimate the fair value of the contractual support obligations or deferred revenue, we are assuming from the acquired business. The estimated fair value of the support obligations is determined utilizing a cost build-up approach, which determines fair value by estimating the costs related to fulfilling the obligations plus a reasonable profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services. The sum of these costs and operating profit represents an approximation of the amount that we would be required to pay a third party to assume the support obligations.

Unanticipated events and circumstances may occur that affect the accuracy or validity of such assumptions, estimates or actual results.

Recoverability of Goodwill

We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value.

We have no indefinite-lived intangible assets other than goodwill as of January 31, 2009, 2008, 2007 and 2006. In accordance with SFAS 142, Goodwill and Other Intangible Assets (or SFAS 142) we review these assets for impairment at least annually on November 1, or whenever events or circumstances indicate that the carrying value may not be recoverable. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

To test for potential goodwill impairment, we first compare the fair value of each reporting unit to its carrying value. We utilize both, an income-based approach using projected discounted cash flows and a market-based approach using multiples of comparable companies to determine fair value. Our estimate of fair value of each reporting unit is based on a number of subjective factors, including: (i) the appropriate weighting of valuation approaches (income-based approach and market-based approach); (ii) estimates of our future revenue and cash flows; (iii) discount rate for our estimated cash flows; (iv) selection of peer group companies for the market-based approach; (v) required level of working capital; (vi) assumed terminal value; (vii) time horizon of cash flow forecasts; and (viii) control premium. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, we perform a second step to determine the implied fair value of the reporting unit’s goodwill. We use the work of an independent appraiser to assist us in considering our determination of the implied fair value of our goodwill. The fair values are calculated using the income approach and a market approach based on comparable companies. The income approach, more commonly known as the discounted cash flow approach, estimates fair value based on the cash flows that an asset can be expected to generate over its useful life. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded. Assumptions and estimates about future values of our reporting units and implied goodwill are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

The annual impairment test for the fiscal year ended January 31, 2008 indicated that the carrying amount of the Netcentrex reporting unit in our Comverse segment exceeded its fair value and we recorded a pre-tax impairment charge of $135.1 million for goodwill. Also, during the second quarter of the fiscal year ended January 31, 2009, we had to perform an interim impairment test of the long-lived assets and goodwill of our Netcentrex reporting unit due to a significant reduction of orders from a key customer of that reporting unit. As a result of the test, we recorded a pre-tax goodwill impairment charge for the fiscal year ended January 31, 2009 of $21.4 million to fully write off the remaining goodwill of our Netcentrex reporting unit. We did not incur any impairment of goodwill in the fiscal years ended January 31, 2007 and 2006.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, such as property and equipment, and intangible assets with finite lives, whenever events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Any impairment of these assets must be considered prior to our impairment review of goodwill. The assessment for impairment is based on our ability to recover the carrying value of the asset by analyzing the expected future undiscounted pre-tax cash flows specific to the asset or asset group.

Circumstances which could trigger a review include, but are not limited to, significant decreases in the market price of the asset, significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount expected, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset.

We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable undiscounted cash flows are largely independent of the cash flows of other assets and liabilities. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed of are written-down to the greater of their fair value or salvage value. Estimated fair values are based on assumptions concerning the amount and timing of estimated future cash flows and appropriate discount rates to reflect varying degrees of perceived risk. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific reporting unit to which the assets are attributed. All assumptions utilized in the impairment analysis are consistent with management’s internal planning.

As a result of these reviews, our Verint segment recorded $2.7 million and $4.5 million of pre-tax impairment charges on intangible assets with finite lives during the fiscal year ended January 31, 2008 and 2007, respectively. The $2.7 million impairment charge principally related to customer-related intangible assets and the $4.5 million impairment charge principally related to acquired technology, resulting from the decision to replace certain acquired technology with new technology sooner than originally planned. In addition, in connection with the testing of the goodwill of the Netcentrex reporting unit, we recorded $27.0 million and $10.0 million charges of intangible write-downs with finite lives during the fiscal year ended January 31, 2009 and 2008, respectively. These write-downs reflect the impairment of substantially all of the reporting unit’s intangible assets.

Allowance for Doubtful Accounts

We estimate the collectability of our accounts receivable balances for each reporting period and adjust the allowance for doubtful accounts accordingly. We exercise judgment in assessing the collectability of accounts receivable, including consideration of the current economic trends, creditworthiness of each customer, their collection history and the related aging of past due receivables balances. We evaluate specific accounts when we learn that a customer may be experiencing a deterioration of its financial condition due to lower credit ratings, bankruptcy or other factors that may affect the customer’s ability to render payment. Management has used all available information subsequent to the balance sheet date to evaluate the reasonableness of its estimates.

As of January 31, 2009, 2008, 2007 and 2006, the accounts receivable balance was $315.6 million, $381.2 million, $272.9 million and $275.3 million, net of the allowance for doubtful accounts of $15.8 million, $18.1 million, $9.9 million and $8.5 million, respectively.

Unanticipated events and circumstances may occur that affect the accuracy or validity of such assumptions, estimates or actual results.

Valuation and Other-Than-Temporary Impairments

We account for investments in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and related pronouncements (or SFAS 115). We designated all debt and equity securities as available-for-sale when purchased and accordingly report them at fair value. Fair value is determined using quoted market prices in active markets for identical investments, when available. The valuation methodology used for ARS includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. If quoted market prices in active markets for identical investments are not available, we estimate, with the assistance of a valuation expert where applicable, fair value based on the (i) underlying structure of each security, (ii) the present value of future principle and interest payment discounted at rates considered to reflect current market conditions, (iii) considerations for probabilities of default, auction failure, interest rates reset to zero or the maximum rate or repurchase at par for each period, and (iv) estimates of the recovery rates in the event of default for each security. Prices on recently traded securities were also reviewed when available. In general, the secondary market prices were relatively thin with few trades at widely ranging prices. For the most part, however, the valuation estimate used by us fell within the range of prices provided by the secondary market. These estimated fair values could change significantly based on the inherent variability of the aforementioned market factors.

ARS valuations can also vary significantly across the various classes of securities depending on a number of factors including the credit-worthiness of the issuer and guarantor(s), if any, and the quality and sufficiency of any collateral. For example, Student Loan Auction Rate Securities (or SLARS) are substantially guaranteed by the federal government under the Federal Family Education Loan Program (or FFELP). While liquidity for SLARS has been severely constrained consistent with the ARS market overall, the government guarantee results in SLARS generally maintaining a higher valuation than ARS issues with guarantors of lesser quality or those not supported by a guarantee. Approximately 83% of the $120.3 million ARS carrying amount at January 31, 2009 comprises SLARS.

Valuations across SLARS issues can also vary depending on the ranking of the securities within the capital structure of the relevant trust. An issue can be more or less subordinated within a given capital structure, which is reflected in the security’s relative credit rating and rate of return at the time of issuance. The greater the degree of subordination, the greater the risk that a given security might not be fully redeemed in the event the applicable trust is liquidated prior to the maturity of the securities it has issued. In a liquidation scenario, the assets in the trust would first be applied to redeem the ARS ranking highest in the capital structure before being applied to subsequent layers in descending rank order. Essentially all of our SLARS carried initial credit ratings reflecting the most senior positions within the capital structures of the various trusts, thereby greatly reducing the risk that the issues might not be redeemed at their respective par values in a liquidation event.

We review our investments for indications of impairment in value on a quarterly basis in accordance with SFAS 115 and other related guidance, including SEC Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. We consider an investment to be other-than-temporarily impaired if its estimated fair value is less than its cost and we determine that it is probable that we will be unable to collect all of the contractual principal and interest payments, or if we do not intend to hold the investment until it recovers its carrying amount. For other-than-temporary impairment assessments, we consider many factors including the severity and duration of the decline in fair value, recent events specific to the issuer of the security and/or the industry to which the issuer belongs, external credit ratings and recent downgrades.

ARS represent a material portion of our available-for-sale securities and have declined significantly in value and are not liquid. We recorded other-than-temporary impairment charges of $86.5 million and

$47.9 million on a pre-tax basis during the fiscal years ended January 31, 2009 and 2008, respectively. There were no other-than-temporary impairment charges recognized for the fiscal years ended January 31, 2007 and 2006. The carrying amounts of our ARS at January 31, 2009 and 2008 were $120.3 million with a corresponding par value of $236.5 million and $214.7 million with a corresponding par value of $262.1 million, respectively.

Because of the short interest rate reset period, we had historically recorded ARS as current assets. In the fiscal year ended January 31, 2008, certain auctions related to our ARS began to fail. As of January 31, 2008, we have classified certain ARS as long-term assets as a result of their failed auctions. In the fiscal year ended January 31, 2009, all auctions had failed and we classified all ARS as long-term assets. From February 1, 2009 through July 31, 2010, we recorded additional other-than-temporary impairment charges of $7.3 million for certain ARS.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (or SFAS 109), and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (or FIN 48). We adopted FIN 48 effective February 1, 2007. Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recognized in the consolidated statement of operations. Research and development credits are recorded based on the amount of benefit we believe is more-likely-than-not of being earned. Additionally, we are required to recognize in the consolidated financial statements those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions.

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on our interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining our tax provision for financial reporting purposes, we establish a reserve for uncertain tax positions unless such positions are determined to be more-likely-than-not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, we only recognize tax benefits taken on the tax return that we believe are more-likely-than-not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more-likely-than-not of being sustained.

We adjust our tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Our policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. For further information, see note 22 to the consolidated financial statements included in Item 15 of this Annual Report.

As part of our accounting for business combinations, some of the purchase price may be allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as adjustments to goodwill. Upon adoption of FAS 141(R) in the fiscal year ended January 31, 2010, the tax benefit from any future release of the acquisition date valuation allowances would be reflected in the tax provision, rather than as a reduction to goodwill.

Litigation and Contingencies

Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. We accrue for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. We expense legal fees associated with consultations with outside counsel and defense of lawsuits as incurred. Such estimates may be based on advice from third parties or solely on management’s judgment, as appropriate. Actual amounts paid may differ materially from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made.

From time to time, we receive notices that our products or processes may be infringing the patent or intellectual property rights of others; notices of shareholder litigation; and notices of other lawsuits or other claims against us. We assess each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (or SFAS 5) should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel. Based on the information obtained combined with management’s judgment regarding all the facts and circumstances of each matter, we determine whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with SFAS 5. Should the judgments and estimates made by management not coincide with future events, such as a judicial action against us where we expected no merit on the part of the party bringing the action against us, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.

In the fiscal year ended January 31, 2007, we recorded a $174.4 million pre-tax charge settling amounts payable under settlement agreements for a consolidated class action and federal and state derivative actions, which agreements were approved by the courts in which such actions were pending on June 23, 2010, July 1, 2010 and September 23, 2010, respectively. The amounts payable under the settlements consisted of up to an aggregate of $165.0 million payable under the settlement of the shareholder class action settlement and $9.4 million in legal fees and expenses of the plaintiffs under the settlement of the shareholder derivative actions. The amount of such charge was determined based on the actual amount of the settlement. We reflected the charges during the fiscal year ended January 31, 2007, the fiscal period in which the actions commenced, not the fiscal period the lawsuits were settled because the financial statements for the fiscal year ended January 31, 2007 had not been issued.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (or SFAS 141(R)) which replaces SFAS No. 141, Business Combinations. SFAS 141(R) will significantly change the accounting for business combinations and will impact the consolidated financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) requires an acquiring entity to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date, with limited exceptions. SFAS 141(R) requires acquisition cost to be recognized separately from a business combination and generally expensed as incurred. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to our business combinations commencing on or after February 1, 2009, with the exception of the accounting for changes in valuation allowances on acquired deferred taxes and acquired tax contingencies, which should be applied retrospectively. The impact that SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of any acquisitions completed after we adopt this standard. We believe the impact of applying SFAS 141(R) to the acquisition of Iontas in February 2010 (see note 27, Subsequent Events) will be immaterial to our consolidated financial statements.

In December 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, (or EITF 07-1). The guidance in EITF 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement both with third parties and between participants in the arrangement. EITF 07-1 is effective for fiscal years and interim periods commencing February 1, 2009. EITF 07-1 requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. We do not anticipate that the adoption of EITF 07-1 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, (or SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also requires the recognition of a noncontrolling interest or minority interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated statements of operations. SFAS 160 is effective for fiscal years and interim periods commencing February 1, 2009. Upon adoption of SFAS 160, we will retrospectively present noncontrolling interest in a subsidiary within shareholders’ equity on the consolidated balance sheets and net income from noncontrolling interests will be presented in consolidated net income in the consolidated statements of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (or SFAS 161). SFAS 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (or SFAS 133), by requiring increased qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities but does not change SFAS 133’s scope or accounting. SFAS 161 is effective commencing February 1, 2009. The adoption of SFAS 161 is not anticipated to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (or FSP) FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (or FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. GAAP. FSP FAS 142-3 is effective commencing February 1, 2009. We do not anticipate that FSP FAS 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (or FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to account separately for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years commencing February 1, 2009 and is applied retrospectively. Beginning February 1, 2009, we will change our accounting for certain Convertible Debt Obligations. FSP APB 14-1 requires that we separately account for the liability and equity components. The liability component should be discounted in a manner that will reflect our nonconvertible debt borrowing rate. We believe that the adoption will result in the retrospective reclassification of approximately $73.1 million of the carrying value of certain Convertible Debt Obligations at the date of issuance, January 26, 2005, to equity giving rise to a debt discount. Such debt discount will be recognized as interest expense using the effective interest method through the first date the holders of the securities could exercise their put rights which was on May 15, 2008.

In April 2009, the FASB issued the following three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities:

•

FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (or FSP FAS 157-4);

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (or FSP FAS 115-2); and

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, (or FSP FAS 107-1).

FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107 to interim periods. All of these FSPs are effective for interim and annual periods commencing May 1, 2009. We anticipate that the adoption of FSP FAS 157-4 and FSP FAS 115-2 will not have a significant impact on the consolidated financial statements. The adoption of FSP FAS 107-1 will result in increased disclosures in future interim periods.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (or SFAS 165). SFAS 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before consolidated financial statements are issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective commencing with the interim filing period ended July 31, 2009 and for the annual filing period ended January 31, 2010. We do not currently anticipate this statement will materially impact our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation 46(R), (or SFAS 167), which modifies the approach for determining the primary beneficiary of a variable interest entity (or VIE). Under the modified approach, an enterprise is required to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The modified approach for determining the primary beneficiary of a VIE is effective commencing February 1, 2010, and is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (or SFAS 168). SFAS 168 is the source of authoritative accounting principles recognized by the FASB. It supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Upon adoption of SFAS 168, all references to previous literature will be removed from the financial statements and accompanying footnotes. SFAS 168 is effective for us commencing with our interim filing period ended October 31, 2009 and our annual filing period ended January 31, 2010.

In September 2009, the FASB ratified the consensuses reached by the EITF regarding the following issues involving revenue recognition:

•	EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables, (or EITF 08-1) (previously titled Revenue Recognition for a Single Unit of Accounting).

•	EITF Issue No. 09-3, Certain Revenue Arrangements that Include Software Elements, (or EITF 09-3).

EITF 08-1 addresses how to separate consideration in multiple-deliverable arrangements and significantly expands disclosure requirements, excluding software arrangements. EITF 08-01 establishes a hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.

EITF 09-3 applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance in SOP No. 97-2. EITF 09-3 removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.

Both EITF 08-1 and EITF 09-3 will be effective on a prospective basis for revenue arrangements entered into or materially modified commencing February 1, 2011. We have not elected to early adopt EITF 08-1 or EITF 09-3. We are assessing the impact that the adoption of EITF 08-1 and EITF 09-3 may have on our consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a gross presentation of activity within the Level 3 (significant unobservable inputs) roll forward, presenting information on purchases, sales, issuance, and settlements separately. The guidance is effective for interim and annual periods that commenced February 1, 2010, except for the gross presentation of the Level 3 roll forward, which will become effective for interim and annual periods commencing February 1, 2011. Adoption of this guidance is anticipated to result in additional disclosures.

PRIOR PERIOD ADJUSTMENTS

The Prior Period Adjustments to our consolidated historical financial information resulted principally from the following investigations and evaluations:

On March 14, 2006, CTI disclosed that its Board of Directors formed a Special Committee composed of outside directors to review matters relating to CTI’s historic stock option grant practices, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. This investigation is referred to as the “Phase I Investigation.”

On November 14, 2006, CTI disclosed that the Special Committee’s investigation was expanded to other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the intentional, inaccurate presentation of backlog. This investigation is referred to as the “Phase II Investigation.”

In November 2007, CTI initiated a separate evaluation of its application of U.S. GAAP in connection with the recognition of revenue for its software-related arrangements. This separate evaluation was prompted by concerns that arose in connection with the audit of CTI’s consolidated financial statements. This evaluation was not part of the investigations conducted by the Special Committee.

In addition, each of Verint Systems and Ulticom, Inc. also conducted separate management or audit committee reviews or investigations of their stock option grant practices and certain non-option accounting issues, including accounting reserves, income statement expense classification, and conducted an evaluation of the application of U.S. GAAP in connection with the recognition of revenue in accordance with SOP 97-2. For a more detailed discussion of the Special Committee’s Phase I and Phase II Investigations, the Revenue Recognition Evaluation conducted by CTI and similar investigations and revenue recognition evaluations conducted by Verint Systems and Ulticom, Inc., see the section entitled “Explanatory Note” immediately preceding Item 1 of this Annual Report.

Verint Systems’ review of its stock option grant practices is referred to as the “Verint Phase I Review,” and its investigation of earnings manipulation is referred to as the “Verint Phase II Investigation.” Ulticom, Inc.’s investigation of its stock option grant practices is referred to as the “Ulticom Phase I Investigation” and its investigation of earnings manipulation is referred to as the “Ulticom Phase II Investigation.”

The investigations conducted by CTI’s Special Committee and the audit committees of Verint Systems and Ulticom, Inc. are referred to collectively as the “Investigations.” The revenue recognition evaluations conducted by each of CTI, Verint Systems and Ulticom, Inc. are referred to collectively as the “Evaluations.”

These investigations and revenue recognition evaluations, together with our preparation of the consolidated financial statements for the fiscal years ended January 31, 2009, 2008, 2007 and 2006, resulted in Prior Period Adjustments to our financial results for fiscal periods through January 31, 2005, that are classified as follows:

(i)

Adjustments summarized under “Phase I – Stock-Based Compensation” consist of adjustments resulting from CTI’s Special Committee’s Phase I Investigation and Ulticom’s Phase I Investigation. The adjustments attributable to CTI’s stock options reflect additional compensation expense related to corrections of stock option grant measurement dates and corrections of other errors in accounting for stock-based compensation from the fiscal year ended December 31, 1991 to the fiscal year ended January 31, 2005 and include adjustments related to CTI stock options granted to employees of CTI’s subsidiaries, including Verint and Ulticom. In addition, this category includes adjustments related to errors in accounting for stock-based compensation relating to stock option grants made by Ulticom, Inc.

(ii)	Adjustments summarized under “Phase II – Reserves” consist of adjustments resulting from CTI’s Special Committee Phase II Investigation, the Verint Phase II Investigation and Ulticom Phase II Investigation. These adjustments include corrections of errors related to the inappropriate creation and release of reserves from the fiscal year ended December 31, 1996 to the fiscal year ended January 31, 2004. Additionally, during the investigations, certain expenses, including product costs and service costs, research and development expenses, and selling, general, and administrative expenses, were found to be inappropriately classified and unsupported adjustments to backlog were discovered. The reclassification of expenses and backlog adjustments did not impact our net income or accumulated deficit.

(iii)	Adjustments summarized under “Revenue Recognition Evaluations” consist of adjustments resulting from the revenue recognition evaluations conducted by each of Verint, Ulticom and CTI (including its other subsidiaries) and related cost of revenue adjustments. These adjustments are made to appropriately recognize revenue in accordance with U.S. GAAP for the fiscal year ended January 31, 2000 to the fiscal year ended January 31, 2005.

(iv)	Adjustments summarized under “Other Prior Period Adjustments” include corrections for errors at CTI and its subsidiaries other than corrections summarized under “Phase I – Stock-Based Compensation,” “Phase II – Reserves,” or “Revenue Recognition Evaluations.” The other adjustments to additional paid-in capital include a reduction in the deferred income tax valuation allowance associated with net operating losses generated by stock compensation expense and the remaining adjustments are primarily to correct accounting errors identified in the allowance for doubtful accounts, accrued bonuses and sales commissions, accruals for restructuring initiatives, goodwill, VAT and write off of certain deferred financing fees.

(v)	Adjustments summarized under “Minority Interest, Net of Tax” represent adjustments reflecting the impact of the Prior Period Adjustments on the minority interests in CTI’s majority-owned subsidiaries.

(vi)	Adjustments summarized under “Income Tax Provision” represent corrections of errors related to certain historical tax positions and adjustments at CTI and its subsidiaries related to the tax effect of the aforementioned Prior Period Adjustments.

The following table presents the cumulative effect of the Prior Period Adjustments to shareholders’ equity at January 31, 2005:

	Cumulative Effect as of January 31, 2005
	Additional Paid-in Capital	Unearned Stock-Based Compensation	Retained Earnings (Accumulated Deficit)	Unrealized Gains (Losses) on Available-for-Sale Securities	Cumulative Translation Adjustment	Total Shareholders’ Equity
			(In thousands)

Phase I - Stock-based compensation	$265,780	$(352)	$(268,476)	$—	$—	$(3,048)
Phase II - Reserves	—	—	3,022	—	(3)	3,019
Revenue recognition evaluations	—	—	(485,379)	—	(2,545)	(487,924)
Other prior period adjustments	247,121	3,395	(1,623)	1,257	286	250,436

Subtotal before taxes and minority interest	512,901	3,043	(752,456)	1,257	(2,262)	(237,517)

Minority interest, net of tax	—	—	17,467	—	—	17,467
Income tax provision	—	—	(20,651)	—	—	(20,651)

Total cumulative impact	$512,901	$3,043	$(755,640)	$1,257	$(2,262)	$(240,701)

Phase I – Stock-Based Compensation

The Special Committee’s Phase I Investigation covered all 39 stock option grants (or the General Grants) and all grants to directors made between January 1991 and October 2005, the last stock option grant made prior to the commencement of the Special Committee’s Phase I Investigation. The Special Committee concluded that 29 grants made between January 1991 and October 2002 were backdated to obtain advantageous exercise prices. In addition, management reviewed all four general restricted stock award grants through December 2005. The Special Committee’s Phase I Investigation and management’s review revealed errors and improprieties associated with the accounting and administration of CTI’s equity awards granted by CTI to CTI employees, subsidiary employees and non-employees.

Incorrect Measurement Dates– Stock Options

In connection with its investigation, the Special Committee reviewed evidence to determine the accuracy of stated dates of option grants and whether correct measurement dates were used under U.S. GAAP for stock option grants. The measurement date applicable to stock options during the period under investigation is defined by APB 25, Accounting for Stock Issued to Employees (or APB 25) as the date on which all of the following are first known: (i) the individual employee entitled to receive the option grant, (ii) the number of options that an individual employee is entitled to receive, and (iii) the option exercise price. Under APB 25, no stock-based compensation expense is required to be recorded for stock options if the exercise price of the stock options is at least equal to the market value of the underlying common stock on the measurement date.

The review of each of the General Grants, comprising approximately 82,253,000 shares in 17,201 individual awards, revealed that only five of the General Grants, consisting of approximately 21,404,000 shares in 4,916 individual awards, were previously accounted for using correct measurement dates. The vast majority of these awards were approved by means of unanimous written consents effective “as of” an earlier purported grant date. These unanimous written consents lacked execution dates. The Special Committee’s Phase I Investigation revealed that, from 1991 through 2002, signatures of members of the Compensation Committee prior to its reconstitution in its entirety in December 2006 (referred to as the Former Compensation Committee) were likely obtained after the stated “as of” dates of the grants awarded to employees, consultants and senior executives. The Special Committee found that the inappropriate backdating of options was perpetrated with the knowledge and participation of CTI’s former Chairman and Chief Executive Officer, Jacob “Kobi” Alexander, its former director and General Counsel, William Sorin, and, from 1998 through 2002, its former Executive Vice President and Chief Financial Officer, David Kreinberg. Mr. Alexander, with the knowledge or participation of Mr. Sorin, and from 1998 through 2002, Mr. Kreinberg, backdated stock options by selecting an earlier grant date, when the stock price was lower. The purpose of the practice was to grant recipients options with an exercise price lower than the fair market value of the underlying shares at the grant date without recognizing a stock-based compensation expense required to be recorded under U.S. GAAP. The Special Committee found no evidence that grantees other than Messrs. Alexander, Kreinberg and Sorin were involved in or aware of any improprieties surrounding their grants and concluded that all grants to other employees and to consultant grantees should have been, and will be, honored. Similarly, although the Special Committee found irregularities concerning grants to non-employee directors, it concluded that these were not the product of intentional wrongdoing and that none of these non-employee directors was aware of any such irregularities. The Special Committee determined to honor all prior grants to them, as well.

The Special Committee determined that there was limited evidence regarding the actual dates on which the General Grants were approved by the Former Compensation Committee. Management developed a method for determining the proper measurement dates for each backdated grant that management believes was consistent with APB 25 and the January 2007 Illustrative letter from the Chief Accountant of the SEC.

This approach included a review of relevant documentary evidence gathered by the Special Committee. In this process, more than one million documents that were identified as possibly relevant were reviewed by the Special Committee and key documents regarding General Grants were then ranked in terms of evidentiary quality by management. Management then considered that evidence in conjunction with the circumstances surrounding each award. In many cases, subjective judgments were made in order to select the most appropriate measurement date in consideration of all other relevant information. If different dates were selected, the resulting amount of expense may have differed materially. Management believes that its measurement date review process and the resulting expense calculations were reasonable and in accordance with U.S. GAAP and the January 2007 Illustrative letter from the Chief Accountant of the SEC.

General Measurement Dates

CTI determined that 34 General Grants, comprising approximately 60,849,000 shares in 12,285 individual awards, approved by unanimous written consent were approved on a date later than the original effective date of the grant. Of these grants, 29 were backdated and were made prior to January 31, 2003. The other five grants were made during or after January 31, 2003, comprising approximately 6,929,000 shares in 1,709 individual awards and were approved and assigned measurement dates later than the original “as of” effective date of the grant due to minor administrative delays of approximately one week or less. For all General Grants, the Special Committee and our management reviewed relevant documentary evidence and, using the approach described above, determined for each of the 34 General Grants described above a new measurement date (referred to as the New General Measurement Date) most representative of the date of actual grant approval.

Among the 39 General Grants reviewed, was CTI’s May 2002 voluntary stock option exchange program. The measurement date for this re-grant did not change as a result of the review and, therefore, there was no additional intrinsic value recorded related to the exchange.

Individual Measurement Dates

CTI determined that 349 individual option awards that were included in the 39 General Grants were distributed at dates later than the New General Measurement Date. CTI researched each of these exceptions to ensure that their nature and number did not imply that all other awards under the associated General Grant were subject to adjustment or reallocation after the New General Measurement Date. CTI concluded, based on the examination of the evidence described above and in relation to the circumstances surrounding each award, that the exceptions identified did not (i) imply an open allocation process beyond the New General Measurement Date; or (ii) impact the completion of the required granting actions of the General Grant and, therefore, did not impact the measurement date for the General Grant.

These 349 individual option awards were distributed after the General Grant date under five different circumstances:

(i)	Certain awards from six of the above noted General Grants were pooled under a fictitious account and some of these awards were distributed to individuals on later dates at which time some of the awards were partially or fully vested. The pooled account was primarily funded when fictitious names were included in grant lists attached to the unanimous written consents furnished to the Former Compensation Committee for approval. The Former Compensation Committee, unaware that these individuals were not actual employees, approved the grants. As a result of the Special Committee’s Phase I Investigation, the remaining undistributed awards were later canceled with no compensation expense being recorded;

(ii)	Some individual option awards were recycled when unexercised grants were forfeited by grantees whose employment had terminated and transferred to new recipients without approval by the Former Compensation Committee. Stock-based compensation expense associated with recycled awards has been attributed only to the recipients whose awards ultimately vested;

(iii)	Certain of CTI’s business units took additional time to finalize their grantee lists, in which case we used the measurement date of the last award for that entire business unit;

(iv)	Certain individuals were hired after the grant date and we used the individuals’ respective dates of hire as their measurement dates; and

(v)	Prior to final distribution, the quantity of some awards were modified from the amounts depicted on the original list approved by the Former Compensation Committee. The measurement dates used for these awards were the dates that the final quantity of the awards were determined. Final distribution of awards was sometimes months after the General Grant date. The portion of stock-based compensation expense related to the service period prior to final distribution was recognized on the measurement date of the individual award.

Management accounted for the aforementioned grants under APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, such that the new measurement dates resulted in new intrinsic values based on the difference between the market price of CTI’s common stock on the new measurement date and the award strike price. The stock-based compensation expense, based on the new intrinsic values, was recognized on a straight-line basis from the revised measurement date through the final vesting date such that, at each anniversary date, the full amount of the vested obligation was recognized.

Incorrect Measurement Dates– Restricted Stock

Prior to recording Prior Period Adjustments to stock-based compensation expense, the only stock-based compensation expense that CTI recorded was related to restricted stock awards. CTI reviewed its restricted stock awards granted to certain of its key employees which were granted during the fiscal years ended January 31, 2004, 2005 and 2006 and determined that the measurement dates for two of these awards were incorrect due to minor administrative delays.

Incorrect Measurement Dates– Cumulative Effect

No evidence of any differences between the actual dates of measurement and the recorded dates of measurement with respect to Verint Systems’ stock option grants was discovered during the course of Verint Systems’ management review and subsequent review by Verint Systems’ audit committee. Ulticom, Inc.’s audit committee, however, concluded that improper procedures were followed with respect to eight of the 22 stock option grants that Ulticom, Inc. made to its management and employees from April 2000 through April 2004.

The cumulative non-cash pre-tax impact of Prior Period Adjustments related to incorrect measurement dates of CTI stock options and restricted stock was a charge of $231.4 million to accumulated deficit as of January 31, 2005. In addition, the cumulative non-cash pre-tax impact of Prior Period Adjustments related to incorrect measurement dates of Ulticom, Inc.’s stock options was an additional charge of $3.8 million to accumulated deficit as of January 31, 2005.

Other Award Accounting Matters

In addition to the matters described above, there were errors at CTI in accounting and stock option administration, including those related to:

•	the acceleration of vesting for terminated individuals when the original award terms did not allow for such acceleration;

•	extension of the exercise term of awards beyond the term designated under the provisions of the applicable plan or agreement for certain individuals upon termination of their employment; and

•	inappropriate classification of certain consultants as employees for accounting purposes.

The correction of these errors required that certain awards which were accelerated or extended be accounted for as modifications with incremental intrinsic values at the date of modification, and that awards granted to consultants be accounted for at fair value instead of intrinsic value.

The cumulative non-cash pre-tax impact of all Prior Period Adjustments related to these errors in the accounting and administration of CTI stock-based compensation was a charge of $30.3 million to accumulated deficit as of January 31, 2005.

Withholding Taxes

As a result of the revised measurement dates referred to above, many of the options formerly designated as incentive stock options (or ISOs) for tax purposes were no longer eligible for classification as ISOs and were reclassified to non-qualified stock options (or NSOs). Additionally, CTI inadvertently exceeded the qualifying limits established by the Internal Revenue Service for ISOs in some instances resulting in further conversions to NSOs. This resulted in additional withholding taxes, interest and penalties for failing to properly withhold taxes on past employees’ option exercises.

The cumulative pre-tax impact of the U.S. federal, state and foreign withholding taxes and related penalties and interest pertaining to the above mentioned adjustments, including other award accounting matters resulted in a charge of $2.7 million to accumulated deficit through January 31, 2005.

The cumulative pre-tax impact to accumulated deficit of the U.S. federal and state withholding taxes and related penalties and interest pertaining to Ulticom’s measurement date adjustment was $0.2 million through January 31, 2005.

In addition, Internal Revenue Code Section 409A imposes numerous requirements on non-qualified deferred compensation plans, including NSOs. To the extent these requirements were not satisfied in all cases where ISOs were converted to NSOs, participants may be liable for tax on the deferred compensation together with interest and penalties in certain jurisdictions. As a result of the relief provided by the transitional guidance under Internal Revenue Code Section 409A, there was no impact to the Prior Period Adjustments.

Phase II – Reserves

During its Phase I Investigation, the Special Committee received information alleging that our financial results from at least 1996 through 2003 were intentionally misstated as a way of aligning our performance with Wall Street expectations. As a result, the Special Committee initiated the Phase II investigation as a separate investigation during which it conducted more than 50 interviews and reviewed over a million documents. Additionally, the Special Committee reviewed how we accounted for certain deferred tax accounts. Corrections related to income taxes are discussed under the heading “Income Tax

(Provision) Benefit,” below. The Special Committee concluded that, from at least 1996 through October 2003, Messrs. Alexander and Kreinberg manipulated our financial statements to portray us as a company with steady, measured growth. This manipulation helped us to meet or exceed Wall Street expectations in every quarter between 1996 and the first quarter of 2001. As a result of the initiation of the Special Committee’s Phase II Investigation, Verint Systems and Ulticom, Inc. commenced their own Phase II investigations.

Creation and Release of Excess Reserves and Accruals

The Special Committee found that, to achieve desired financial metrics, Messrs. Kreinberg and Alexander directed the creation of excess reserves that later could be (and were) released into income and kept a running track of the “excess” or “cushion” in dozens of reserve accounts. CTI’s Special Committee found that, due to these reserve manipulations, pre-tax income was understated in each fiscal year from the fiscal year ended December 31, 1996 through the fiscal year ended January 31, 2000, and pre-tax income was overstated in each fiscal year from the fiscal year ended January 31, 2001 through at least the fiscal year ended January 31, 2003.

Verint System’s audit committee found that certain accounting reserves were overstated and certain expenses were misclassified. Ulticom, Inc.’s audit committee found that the accounting practices related to excess accruals and improper deferral of revenue were implemented at Ulticom under the direction of Mr. Kreinberg for the purpose of achieving an upward trend of growth in Ulticom’s revenue and income. As a result of these findings, Verint Systems and Ulticom, Inc. made adjustments which are included in our consolidated Prior Period Adjustments to accumulated deficit as of January 31, 2005.

The cumulative pre-tax impact of all Prior Period Adjustments relating to Phase II – Reserves, was a reduction of $3.0 million in accumulated deficit as of January 31, 2005, including $0.7 million attributable to Verint.

Inappropriate Reclassification of Certain Expenses

The Special Committee found that Mr. Kreinberg directed the unsupported reclassification of certain expenses at CTI and certain of its wholly-owned subsidiaries. Such unsupported expense reclassifications occurred from at least the first quarter of the fiscal year ended January 31, 1999 through the third quarter of the fiscal year ended January 31, 2004. These reclassifications did not affect our net (loss) income or retained earnings (accumulated deficit) but did have the effect of presenting more consistent operating and performance trends. These reclassifications were principally between: (i) product and service costs, (ii) research and development costs, and (iii) selling, general and administrative expenses.

Verint Systems’ audit committee’s investigation revealed that Verint also misclassified certain expenses. The review of classifications within the consolidated statements of operations found that, in certain periods, certain royalties and license fees were misclassified as either selling expenses, general and administrative expenses or research and development expenses, and instead should have been classified as components of cost of revenue.

The inappropriate reclassification of certain expenses did not impact our net income (loss) or retained earnings (accumulated deficit).

Backlog

The Special Committee found that, at the corporate level, Mr. Kreinberg, or a subordinate directed by Mr. Kreinberg, repeatedly made unsupported downward adjustments to our sales backlog which was reported in the annual reports filed with the SEC, and was discussed regularly in quarterly earnings conference calls with analysts. Verint Systems’ audit committee’s investigation revealed that Verint did not manipulate its backlog.

We historically defined sales backlog as signed purchase orders or firm customer commitments that have not yet been recognized as revenue as of the balance sheet date, but are expected to be recognized during the next twelve months.

The inappropriate backlog adjustments did not impact our net income (loss) or retained earnings (accumulated deficit).

Revenue Recognition Evaluations

We performed a comprehensive review of our revenue recognition arrangements. Pursuant to that review, we found that we were not accounting for revenue in accordance with certain provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 97-2 Software Revenue Recognition, and related interpretations (referred to collectively as SOP 97-2). Our sales arrangements generally include the sale of multiple deliverables inclusive of products (hardware and software), professional services (primarily installation), PCS and training services. When multiple deliverables are sold together through a multiple element arrangement, management determines the allocation of the sales price to each deliverable based on the existence of vendor specific objective evidence (or VSOE) of fair value for each deliverable. For a description of our policies and judgments related to our revenue recognition and establishing VSOE of fair value, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments.”

As a result of our Evaluations, we concluded that insufficient evidence existed to support our prior determination that VSOE of fair value existed for certain elements of our contracts. With the exception of arrangements where professional services include significant customization of our software products that are recognized under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (referred to as SOP 81-1 Arrangements), the earliest point for which revenue recognition can commence for multiple element arrangements occurs upon completion of the professional services. The Prior Period Adjustments related to the revenue recognition evaluations primarily impact the timing of revenue recognition and generally did not call into question the validity of the underlying transactions. In some isolated instances, however, total revenue for certain contracts was impacted. The significant findings resulting from our revenue recognition evaluations are outlined below.

Professional Services

Our multiple element arrangements typically include professional services, primarily related to installation. We began to account for installation separately as an element in the fiscal year ended January 31, 2004. For the fiscal year ended January 31, 2004 through October 2005, we previously determined that VSOE of fair value for our installation services existed. As a result of the revenue recognition evaluations, we concluded that installation services were a separate element of our revenue transactions prior to the fiscal year ended January 31, 2004. In addition, we concluded that VSOE of fair value for installation services did not exist in any period. As VSOE of fair value could not be determined for our installation services, which are typically the last element of our contracts besides PCS to be delivered, revenue previously recognized upon product delivery should have been deferred until the completion of installation services. With the exception of arrangements accounted for under SOP 81-1, this adjustment impacted the revenue recognition for nearly all of our multiple-element arrangements.

Post-Contract Support (PCS)

In the fiscal year ended January 31, 2004, we began to account separately for PCS. However, we did not perform a sufficient analysis to support the assertion that VSOE of fair value beginning in the fiscal year ended January 31, 2004 existed for PCS. As a result of the revenue recognition evaluations, we concluded that PCS services were a separate element of our revenue transactions prior to the fiscal year ended January 31, 2004. We subsequently performed a comprehensive evaluation of our sales arrangements to determine if VSOE of fair value for PCS could be established based on the existence of substantive renewal rates. When we were unable to establish VSOE of fair value for PCS for certain of our sales arrangements because the renewal rate was deemed to be non-substantive or because there were no contractually stated renewal rates, the entire arrangement fee was recognized ratably upon completion of professional services over the estimated economic life of the product if the stated renewal rate was non-substantive, or recognized over the contractual term if there was no contractually stated renewal rate. If VSOE of fair value did exist, revenue was recorded for the delivered elements, provided that all other revenue recognition criteria were met and VSOE of fair value existed for all other undelivered elements.

Training

Under certain of our multiple element arrangements, we are obligated to provide to our customers training services related to the operation of our software solutions. These training services are either provided to the customer on a “defined” basis (limited to a number of days) or on an “as requested” basis (unlimited training over a contractual period of time). Historically, we considered training to be insignificant and concluded that it was not a deliverable to be evaluated for revenue recognition purposes. However, in connection with our revenue recognition evaluations, we determined that training should have been identified as a deliverable under SOP 97-2 and that VSOE of fair value for training did not exist.

In arrangements when training is provided as-requested, we recognized the entire arrangement consideration ratably over the contractual period during which we are required to “stand ready” to perform such training, provided that all other revenue recognition criteria were met. For arrangements containing defined training obligations, the training services are typically provided to the customer prior to the completion of the installation services. In these situations, because revenue recognition does not commence until the completion of installation, the defined training obligations do not impact the recognition of revenue. In limited circumstances in which training is provided after the end of the installation period, the start date for revenue recognition was deferred until the fulfillment of the defined training commitment, provided that all other revenue recognition criteria were met.

For the fiscal years ended January 31, 2009, 2008 and 2007, we reviewed substantially all of our multiple-element arrangements and determined when training was fulfilled for those arrangements. For the fiscal year ended January 31, 2006, we reviewed our larger multiple-element arrangements and determined when training was fulfilled for those arrangements. We estimated the required revenue deferral for the remaining multiple-element arrangements in the fiscal year ended January 31, 2006, as well as all multiple-element arrangements in the prior years, for the impact of unfulfilled defined training obligations. We utilized information available from our fiscal years ended through January 31, 2009 as a basis to conclude on the duration of our training contracts, as information with respect to the timing of the fulfillment of training was limited due to the fact that training was previously not considered a separate element and, as such, was not tracked in sufficient detail for each arrangement. Deferred revenue was estimated for our remaining arrangements based on the percentage of revenue that was subject to deferral into the following year relative to total revenue for certain multiple-element arrangements, using the average number of days training was fulfilled after the completion of installation. Inherent in our estimates are key assumptions related to the consistency in the percentage of revenue subject to deferral and the average number of days to provide defined training services after the completion of installation. We believes our methodology and key assumptions are reasonable, in part, because of our static and stable customer base, consistent training terms provided in long-term contracts over time and consistent training practices over time. We also believe that our estimate of deferred revenue for the fiscal year ended January 31, 2006 and prior years would not be materially different from the amount that would have been determined if we had actual training information for those fiscal years.

Extended Payment Terms

Prior to our Evaluations, Comverse treated arrangements with payment terms over one year as extended and revenue generated by these arrangements was recognized upon collection. As a result of our revenue recognition evaluation, Comverse established that any agreement with payment terms that had more than 5% of the total arrangement value due more than 120 days after the completion of professional services was deemed to have exceeded Comverse’s standard terms and therefore was analyzed for concessions. If the customer did not have a history of making timely payments on or before due dates, revenue was not recognized until the date of collection, provided that all other revenue recognition criteria were met.

Other

Pursuant to our review of our revenue recognition practices, we determined that other miscellaneous revenue recognition adjustments were necessary. These categories included litigation and other customer settlements, contract aggregation, services-only arrangements and penalties. In addition, we incorrectly translated deferred revenue denominated in foreign currencies using current exchange rates as opposed to their historical exchange rates.

Further, we reviewed the direct and incremental costs of the arrangements requiring revenue recognition deferral. This review resulted in the corresponding deferral of the material costs (classified as “Deferred costs of revenue” on our consolidated balance sheets) in order to match these costs with the related revenue recognition. For arrangements involving significant customization of software, additional project expenses were deferred in a similar manner, consistent with the guidance in SOP 81-1.

The cumulative non-cash pre-tax impact of all Prior Period Adjustments related to the revenue recognition evaluations was an increase of $485.4 million in accumulated deficit as of January 31, 2005, including $131.3 million and $7.1 million attributable to Verint and Ulticom, respectively.

Other Prior Period Adjustments

Other Prior Period Adjustments relating to additional paid-in capital resulted from a reduction in the valuation allowance associated with net operating losses generated by tax deductible stock compensation expenses that are more-likely-than-not to be realized.

Other Prior Period Adjustments relating to retained earnings resulted from miscellaneous other items that were not accounted for properly, and not related to the Investigations or the Evaluations, which were adjusted accordingly. These other items include errors identified in the allowance for doubtful accounts, accrued bonuses and sales commissions, accruals for restructuring initiatives, goodwill, VAT and write off of certain deferred financing fees. The cumulative pre-tax impact of all Prior Period Adjustments related to these errors was an increase in accumulated deficit of $1.6 million as of January 31, 2005, including a $1.9 million reduction to retained earnings attributable to Verint.

Minority Interest, Net of Tax

Prior Period Adjustments related to minority interest, net of tax represent the portion of the Prior Period Adjustments attributable to the holders of the minority shares in CTI’s majority-owned subsidiaries, primarily Verint and Ulticom. The cumulative impact of all Prior Period Adjustments related to minority interest, net of tax was a $17.5 million reduction in accumulated deficit as of January 31, 2005.

Income Tax Provision

The tax effect related to the Prior Period Adjustments was $(20.7) million through January 31, 2005. This includes $(54.6) million at CTI and its subsidiaries (other than Verint, Ulticom and Starhome), $29.7 million at Verint and $4.2 million at Ulticom.

Significant components of the adjusted provision are described below for CTI and its subsidiaries (other than Verint, Ulticom and Starhome):

•	Adjustments to the deferred tax asset/liabilities previously recorded, including the release of valuation allowances recorded against the Federal and non-U.S. deferred tax assets.

•	Utilization of net operating losses to offset taxable income generated in federal and various state jurisdictions. Taxable income was primarily generated due to the following, among others:

•	Disallowance of stock compensation tax deductions resulting from the backdating of stock options;

•	Geographic allocation of revenue and expenses; and

•	Non-U.S. income subject to U.S. tax (deemed dividends).

•	The identification of contingent tax liabilities that were not accounted for in accordance with SFAS 5.

•

Prior period adjustments related to Phase I Investigation – Internal Revenue Code Section 162(m) limits the amount of tax deductions a public company can take related to compensation paid to our five most highly compensated executives. Because of the changes to the grants described above, these deductions were overstated resulting in cumulative additional tax expense of $1.5 million through January 31, 2005. In addition, additional paid in capital was overstated due to the excess tax benefits related to the Section 162(m) disallowance by $40.8 million through January 31, 2005.

•

Conversely, the conversion of the ISOs to NSOs described above partially offset our Section 162(m) tax obligation, resulting in a cumulative income tax benefit (some of which increases additional paid in capital) of $11.4 million through January 31, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our consolidated financial position and results of operations. We seek to minimize these risks through regular operating and financing activities, and when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward contracts and interest swap agreements. It is our policy to enter into derivative transactions only to the extent considered necessary to meet our risk management objectives. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Interest Rate Risk on Indebtedness

On May 25, 2007, to partially finance the acquisition of Witness, Verint entered into a $675.0 million secured financing arrangement comprised of a seven-year $650.0 million term loan facility and a six-year $25.0 million revolving credit facility. As of January 31, 2009, Verint had $610.0 million outstanding under the term loan. The original $25.0 million revolving credit facility was reduced to $15.0 million in September 2008 (in connection with the bankruptcy of Lehman Brothers and the related subsequent termination of its revolving commitment under the credit agreement in June 2009) and then later increased to $75.0 million in July 2010. In November 2008, Verint borrowed $15.0 million under the revolving credit facility, which remained outstanding as of January 31, 2009 and July 31, 2010.

Prior to the amendment of Verint’s credit facilities in July 2010, borrowings thereunder bore interest at a rate of, at Verint’s election, (a) 1.75% plus the higher of (i) the prime rate or (ii) the federal funds rate plus 0.50%, or (b) 2.75% over the London Interbank Offered Rate (or LIBOR). In the case of the former, the interest rate adjusted in unison with the underlying index. In the case of LIBOR borrowings, the interest rate adjusted at the end of the relevant LIBOR period. Effective on February 25, 2008, Verint’s applicable margins indicated above increased by 0.25%, pursuant to the terms of the facility, because Verint did not provide certain audited financial statements to its lenders. Additionally, on August 25, 2008 the applicable margins increased another 0.25%, or 0.50% in total, since Verint did not deliver audited financial statements to its lenders. The applicable margin accordingly was reduced by 0.50% in June 2010 when Verint delivered the audited financial statements for the fiscal year ended January 31, 2010 to its lenders and obtained corporate ratings.

Following the amendments of Verint’s term loan and revolving credit facilities in July 2010, borrowings thereunder bear interest at a rate of either, at Verint’s election, (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) one-month LIBOR (subject to a 1.50% floor) plus 1.00%, or (b) LIBOR (subject to a 1.50% floor), plus, in either case, an applicable interest rate margin. In the case of base rate borrowings, the interest rate adjusts in unison with the underlying index. In the case of LIBOR borrowings, the interest rate adjusts at the end of the relevant LIBOR period. Since July 2010, the applicable margin has been determined by reference to Verint’s consolidated leverage ratio as follows:

		Applicable Margin
Consolidated Leverage Ratio		Base Rate Loans	Eurodollar Loans
Category 1	Greater than 3.00:1.00	3.25%	4.25%
Category 2	Greater than 2.75:1.00 but less than or equal to 3.00:1.00	3.00%	4.00%
Category 3	Greater than 2.50:1.00 but less than or equal to 2.75:1.00	2.75%	3.75%
Category 4	Less than or equal to 2.50:1.00	2.50%	3.50%

Because the interest rates applicable to borrowings under the credit facilities are variable, Verint is exposed to market risk from changes in the underlying index rates, which affect its cost of borrowing.

To partially mitigate this risk, and in part because Verint was required to do so by the lenders, when Verint entered into the credit facilities in May 2007, Verint executed a pay-fixed, receive-variable interest rate swap with a multinational financial institution under which it paid fixed interest at 5.18% and received variable interest of three-month LIBOR on a notional amount of $450.0 million. This instrument settled with the counterparty on a quarterly basis and had a scheduled maturity date on May 1, 2011. As of January 31, 2009, of the $610.0 million of borrowings that were outstanding under the term loan, the interest rate on $450.0 million of such borrowings was substantially fixed by utilization of the interest rate swap. Interest on the remaining $160.0 million was variable. If the market interest rates for one or three-month LIBOR changed by 1.00%, or 100 basis points, as of January 31, 2009, the annual interest expense on these borrowings would change by approximately $1.6 million. In July 2010, Verint terminated this swap agreement prior to its May 1, 2011 maturity and paid approximately $21.7 million in August 2010 to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise were to have been due from Verint thereafter.

This interest rate swap was not designated as a hedging instrument under the terms of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and has been accounted for as a derivative, whereby the fair value of the instrument is reported on our consolidated balance sheets and gains and losses from changes in its fair value, whether realized or unrealized, were reported in other income (expense), net. For the fiscal year ended January 31, 2009, Verint recorded losses on this instrument of approximately $11.5 million in other income (expense), net on the consolidated statements of operations. These losses reflect the decline in market interest rates during the fiscal year ended January 31, 2009.

For additional information relating to amendments to Verint’s credit facility and the termination of its interest rate swap agreement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Subsequent Events.”

Investments

Cash, Cash Equivalents, Restricted Cash, Bank Time Deposits and Short-term Investments

We invest in cash, cash equivalents, bank time deposits and short-term investments. Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts, bank-issued commercial paper, agency notes and other highly liquid investments with an original maturity of three months or less when purchased. Restricted cash includes compensating cash balances related to the existing line of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, vendor payables, general liability insurance, workers’ compensation insurance and warranty programs. Bank time deposits generally consist of certificates of deposit with original maturities of less than twelve months. Short-term investments consist primarily of U.S. government, corporation and agency bonds. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world. We maintain cash and cash equivalents in U.S. dollars and in foreign currencies, which are subject to risks related to foreign currency exchange rate fluctuations. The primary objective of our investment activities is the preservation of principal while maximizing investment income in accordance with our prescribed risk management profile. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2009, we had cash, cash equivalents, bank time deposits and short-term investments totaling approximately $1,302.2 million and restricted cash of $28.3 million.

ARS

CTI holds ARS supported by corporate issuers and student loans. The ARS have long-term stated maturities. Prior to January 31, 2008, we classified ARS as short-term investments due to their liquid nature evidenced by successful auctions occurring every seven to ninety days. Beginning in the third quarter of the fiscal year ended January 31, 2008, auctions for ARS began to fail. In addition, the global economic decline also contributed to the decline in the credit quality of certain issuers of ARS. Although most of the ARS continued to pay interest on their stated terms, we determined that we may not be able to access the underlying principal amounts within a twelve-month period. Accordingly, we have re-classified ARS that experienced failed auctions from short-term investments to long-term investments beginning in the period of failure.

For certain of our ARS, we determined that it was probable that CTI will be unable to collect all of the contractual principal and interest payments. In addition, for certain ARS, we could not assert we intended to hold such ARS until they recovered to their previous carrying amount. The carrying amount of our ARS at January 31, 2009 was $120.3 million (classified as long-term, available-for-sale investments) with a corresponding principal amount of $236.5 million, reflecting cumulative other-than-temporary impairment charges of $129.3 million.

In November 2008, CTI accepted an offer from UBS AG (or UBS) to sell to UBS, at face value, $51.6 million of ARS at any time during an exercise period from June 30, 2010 to July 2, 2012. As a result, in the fourth quarter of the fiscal year ended January 31, 2009, we recognized the UBS Put as an asset measured at fair value in our consolidated balance sheets, and recorded the resulting gain in the amount of $13.6 million in our consolidated statements of operations. The fair value of the related ARS was $34.5 million before consideration of the UBS Put, with a corresponding par value of $51.6 million, at January 31, 2009. For a more detailed discussion of our impairment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investments in Securities Portfolio” and notes 4, 15 and 27 to the consolidated financial statements included in Item 15 of this Annual Report.

Interest Rate Risk on Our Investments

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the fiscal year ended January 31, 2009, average short-term interest rates increase or decrease by 0.5%, or 50 basis points, relative to average rates realized during the fiscal year ended January 31, 2009. Such a change would cause our projected interest income from cash, cash equivalents, bank time deposits and short-term investments to increase or decrease by approximately $6.7 million.

Foreign Currency Exchange Rate Risk

Although we engage in hedging activities, we are subject to risk related to foreign currency exchange rate fluctuations. The functional currency for each of our significant foreign subsidiaries is the respective local currency with the exception of our subsidiaries in Israel, whose functional currencies are the U.S. dollar. We are exposed to foreign currency exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars for consolidated reporting purposes. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income within shareholders’ equity (deficit).

Our international operations subject us to risks associated with currency fluctuations. Most of our revenue is denominated in U.S. dollars, while a significant portion of our operating expenses, primarily labor expenses, is denominated in the local currencies where our foreign operations are located, primarily Israel. As a result, our consolidated U.S. dollar operating results are subject to the potentially adverse impact of fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we conduct business.

In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net in the consolidated statements of operations. We recorded net foreign currency transaction losses of $4.9 million in the fiscal year ended January 31, 2009.

Additionally, from time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted personnel-related costs denominated in NIS and Canadian dollars and to reduce the volatility of cash flows primarily related to forecasted dollar denominated accounts payable payments in Singapore. These contracts generally have maturities of no longer than twelve months. During the three and six months ended July 31, 2010, Verint entered into foreign currency forward contracts to manage exposures resulting from forecasted euro-denominated customer collections by a U.S. dollar functional currency operation. These contracts will settle at various dates through February 2012.

During the fiscal year ended January 31, 2009, we realized net losses of $2.1 million on settlements of foreign currency forward contracts. As of January 31, 2009, we had $127.6 million notional amount of foreign currency forward contracts.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2009. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our hedging instruments by approximately $12.8 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by approximately $12.8 million.

The counterparties to these foreign currency forward contracts are multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, the recent disruption in the global financial markets has impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could affect our ability to secure creditworthy counterparties for our foreign currency hedging programs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by us, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of January 31, 2009. Disclosure controls and procedures are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses described below in Management’s Report on Internal Control Over Financial Reporting and our inability to file certain reports required under the Exchange Act within the required time periods.

Despite the existence of the material weaknesses described below, based on a number of factors, including, but not limited to, (a) the completion of CTI’s Special Committee’s investigations and the substantial resources expended (including the use of subject matter experts) in response to the findings; (b) our internal review that identified the Prior Period Adjustment required to correct our previously issued financial results related to, but not limited to, accounting reserves, income statement expense classification, taxes, and revenue recognition; and (c) conversations with the management of our subsidiaries in order to understand their procedures performed in order for their management to ensure the reliability of their financial reporting, we have concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented through January 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations (or COSO) of the Treadway Commission in Internal Control — Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

CTI was delinquent in preparing its consolidated financial statements and was unable to file its periodic reports since the fiscal quarter ended October 31, 2005 with the SEC. The delay in filing CTI’s periodic reports resulted primarily from (i) adjustments to our historical financial statements required to reflect the results of the completed investigations by the Special Committee and (ii) the evaluation of application of U.S. GAAP in connection with the recognition of revenue in accordance with SOP 97-2, including the assessment of VSOE of fair value, and (iii) other items relating to the completion of our consolidated financial statements.

In January 2008, CTI’s Special Committee completed its independent investigations related to CTI’s historic stock option grant practices and related accounting matters and other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the intentional, inaccurate presentation of backlog. As a result of the investigations and additional procedures we performed designed to ensure the reliability of our financial reporting, we have determined that our internal control over financial reporting had material weaknesses as of January 31, 2009 as described below.

In response to these material weaknesses, our management, with oversight from the Audit Committee, has dedicated significant resources, including the engagement of external consultants, to ensure our financial statements present in all material respects accurate financial information, and improve our internal control environment through remediation of identified material weaknesses.

We have commenced implementation of certain remedial procedures prior to January 31, 2009 and in quarters subsequent to January 31, 2009 to address specific material weaknesses in our internal control over financial reporting as detailed below. For those material weaknesses in which we have already initiated remedial measures, the details of such measures are described immediately following the description of the weakness. However, even with the implementation of these measures, the material weaknesses (i) may not be fully remediated because only certain actions have been taken and additional action is required to be taken or (ii) cannot be considered remediated due to the controls not being in operation for a sufficient period of time to allow adequate testing.

Nevertheless, our leadership team, together with other senior executives, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency. This commitment is accompanied by a renewed management focus on processes intended to achieve accurate and reliable financial reporting.

Below is our assessment of material weaknesses as of January 31, 2009 and associated remedial actions to strengthen our internal control over financial reporting.

Control environment. The COSO report notes that “the control environment sets the tone of an organization, influencing the control consciousness of its people. It is the foundation for all other components of internal control, providing discipline and structure. Control environment factors include integrity, ethical values and competence of the entity’s people; management’s philosophy and operating style; the way management assigns authority and responsibility, and organizes and develops its people; and the attention and direction provided by the board of directors.” During the preparation of CTI’s periodic reports, we identified our control environment as a material weakness, aggregated from various factors identified below. This weakness permitted former members of senior management to override internal control over financial reporting resulting in improper accounting and disclosure of stock-based compensation, sales backlog, accounting reserves and misclassification of certain expenses. As of January 31, 2009, we have identified the following weaknesses in our control environment:

•

Ethical tone and corporate culture. Although we believe the current Chief Executive Officer and new senior management team have created a significant change in ethical tone and corporate culture, we did not have sufficient infrastructure in place to effectively permeate this change throughout the entire enterprise in order to project an attitude of integrity and control consciousness. Consequently, effective policies and procedures were not in place relative to the discouragement, prevention or detection of management override of internal control over financial reporting.

Remedial actions. In April 2006, shortly after the commencement of the Special Committee’s Phase I Investigation, CTI’s then Chairman and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Senior General Counsel, Corporate Secretary and director were forced to resign from their respective positions with CTI and its subsidiaries, followed by the termination of employment of the same individuals in August 2006. Further, beginning in June 2006 and ending in April 2007, all but one of the members of CTI’s Board of Directors who served prior to the commencement of the Special Committee’s Phase I Investigations resigned. Currently, CTI’s Board of Directors consists of ten independent directors and CTI’s Chief Executive Officer.

In addition, various senior management changes were introduced beginning in April 2007 to, among other things, improve our overall control environment including the following hires:

•	Chief Executive Officer in April 2007;

•

General Counsel in September 2007, who resigned effective March 2009 and was replaced by our then-Associate General Counsel, who was subsequently promoted to Acting General Counsel effective March 2009 and later promoted to General Counsel effective March 2010;

•

Executive Vice President – Global Human Resources Officer in November 2007, whose employment terminated in January 2010 and continued to provide us with consulting services for a period of time, followed by re-alignment of the global human resources function with the hiring of a Senior Vice President, Global Head of Human Resources, Comverse, Inc. effective June 2010;

•	Chief Financial Officer in June 2008, whose employment terminated in May 2009 and was replaced by our current Chief Financial Officer effective May 2009;

•	Chief Compliance Officer in December 2008;

•	Chief Accounting Officer in February 2009;

•	Vice President, Global Tax in March 2009;

•	Vice President, Corporate Treasurer in August 2009; and

•	Vice President, Financial Planning and Analysis in February 2010.

•

Code of Business Conduct and Ethics. We did not effectively communicate or monitor compliance with our Code of Business Conduct and Ethics (or the Code of Conduct). Additionally, adequate training and communications regarding standards of ethical behavior and a corporate culture that emphasized the appropriate values and standards of conduct supported by our executive management were not in place.

Remedial actions. During the fiscal year ended January 31, 2009, we revised our Code of Conduct, and initiated world-wide training applicable to all employees, officers, and directors of our company to promote and maintain a work environment of ethical values and standards. Annual training is provided for the Code of Conduct with appropriate monitoring and reporting of participation. Further, effective in the fiscal year ended January 31, 2010, we implemented a supplementary ethics certification process specifically for our senior-level managers to attest to their understanding and compliance with the Code of Conduct with appropriate monitoring of completion.

•

Staffing. We did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP and in internal control over financial reporting commensurate with our periodic reporting obligations. In addition, we did not ensure that formal plans for succession and transition of key accounting staff (both external and internal) were in place and operating effectively.

Remedial actions. In addition to the senior management changes detailed above, we augmented our accounting and finance staff, and in some cases, created new positions which were filled by existing staff, beginning in the fiscal year ended January 31, 2010 as shown below to provide additional technical accounting expertise in critical areas such as revenue recognition, income taxes, and finance, including the following positions:

Revenue Recognition:

•	Vice President – Revenue Recognition and Accounting (fiscal year ended January 31, 2010);

•	Director – Software Revenue Recognition (fiscal year ended January 31, 2010);

•	Director – Revenue Accounting (fiscal year ended January 31, 2010); and

•	Director – Contract Accounting (fiscal year ended January 31, 2010).

Income Taxes:

•	Assistant Vice President of Global Tax (fiscal year ended January 31, 2010);

•	Director of Tax – Americas (fiscal year ended January 31, 2010);

•	Director of Tax – EMEA (fiscal quarter ended April 30, 2010);

•	VAT Director (fiscal quarter ended April 30, 2010);

•	Director of Tax Reporting (fiscal quarter ended April 30, 2010);

•	Two Tax Managers (fiscal year ended January 31, 2010); and

•	International Tax Specialist (fiscal quarter ended April 30, 2010).

Finance:

•

Vice President, Corporate Controller (fiscal year ended January 31, 2010), whose employment terminated in May 2010 and was replaced by our current Vice President, Corporate Controller effective August 2010;

•	Assistant Vice President, Financial Planning and Analysis (fiscal quarter ended July 31, 2010);

•	Director of Technical Accounting and Policies (fiscal year ended January 31, 2010);

•	Two Directors of Finance (fiscal year ended January 31, 2010);

•	Senior Consolidation Accountant (effective fiscal quarter ending October 31, 2010);

•	Consolidation Accountant (fiscal year ended January 31, 2010; and

•	Senior Treasury Analyst (fiscal quarter ended April 30, 2010).

Further, we are establishing centralized financial oversight functions within our corporate office based in New York, New York to ensure greater focus and consistency across our financial reporting process, including:

•	Aligning consolidation responsibilities under CTI’s Vice President, Corporate Controller;

•	Implementing accounting policies; and

•	Establishing a Disclosure Committee.

Anti-fraud program controls. We identified a material weakness in our anti-fraud program controls, based on the factors outlined below:

•

Fraud risk management. We did not design or maintain a comprehensive, centrally-coordinated, enterprise-wide fraud risk management program or a formal set of policies or procedures to sufficiently mitigate our fraud risks and exposures. Additionally, we failed to perform an adequate fraud risk assessment.

Remedial actions. During the fiscal year ended January 31, 2010, we initiated a centrally coordinated anti-fraud program initially rolled out at six key locations. These locations were selected based on their historically high volume of transactions or perceived high risk in order to identify and mitigate such risks.

We also implemented the following policies in the fiscal year ended January 31, 2010 and trained our sales, finance, and legal departments on these policies to further strengthen our anti-fraud program controls:

•	Anti-corruption policy to set forth our commitment against corruption and ensure our directors, officers, and employees understand their responsibilities for compliance; and

•	Sales Agent Contracting policy to prescribe procedures for conducting due diligence, contracting with, and utilizing the services of sales agents.

•

Foreign Corrupt Practices Act (FCPA). We did not design or maintain sufficient policies, procedures, controls, communications or training to mitigate the risk of FCPA violations. In the fourth quarter of the fiscal year ended January 31, 2009, we detected potential violations of the FCPA at one of Comverse’s subsidiaries relative to certain alleged improper payments in several foreign countries.

Remedial actions. At the direction of CTI’s Audit Committee, we promptly disclosed the potential violations to the SEC and the DOJ. We initiated an investigation which included a focus on identifying and implementing various remedial actions. During the fiscal year ended January 31, 2010, we initiated the following actions:

•

Took disciplinary actions against numerous employees who had knowledge of FCPA violations or exposures, including dismissal of one employee, demotions, reassignments, and financial penalties for others;

•

Developed and implemented an anti-corruption policy that addresses, among other things, FCPA violations, to set forth our commitment against corruption and ensure our directors, officers, and employees understand their responsibilities for compliance;

•

Developed and implemented a specific policy to address contracting with external sales agents, resellers and distributors, including a defined due diligence process. All sales and supporting finance personnel were directed to complete specific training on this policy;

•	Conducted due diligence on all existing and prospective external sales agents, resellers and distributors;

•	Modified our purchasing system to require senior management approval of planned gifts to, or entertainment of, government officials to ensure compliance with the FCPA and local laws;

•

Developed and implemented an anti-fraud audit program designed to provide early detection of FCPA and fraud risks. We initially conducted these targeted audits in six key countries and will continue such audits in various countries in subsequent fiscal years; and

•

Implemented an annual senior manager ethics certification process wherein all senior managers are required to certify that (i) they understand and comply with the Code of Conduct, (ii) they are not aware of any violations, (iii) their employees are trained on the Code of Conduct, and (iv) they are aware of the Ethics AdviceLine for reporting suspected violations.

•	Whistleblower program. Although an enterprise-wide whistleblower program existed, we did not effectively communicate or monitor the program.

Remedial actions. To improve the effectiveness of our whistleblower program, we initiated the following actions during the fiscal year ended January 31, 2010:

•	Reinforced employee awareness of our whistleblower program as part of our Code of Conduct training as noted above;

•	Communicated information of our whistleblower program to employees through our Policies and Compliance Portal Web site including the purpose of this program and how to report concerns; and

•	Improved access to our worldwide toll-free whistleblower hotline by establishing an in-country toll-free number for our employees based in Israel.

Control activities associated with financial statement close and reporting process. We identified a material weakness in our control activities related to our financial statement close and reporting process arising from the following:

•

Policies and procedures. We did not design or maintain effective U.S. GAAP compliant financial accounting policies and procedures, nor a formalized process for determining, documenting, communicating, implementing, monitoring or updating accounting policies and procedures. The effect of a lack of policies and procedures resulted in a potential for misstatements in many accounts with actual material adjustments to multiple accounts, including accrued expenses, product and service revenue and related costs, stock-based compensation expense, provision for income tax, and goodwill and intangible assets.

Remedial actions. Effective in the fiscal year ended January 31, 2010, we hired a Director of Technical Accounting and Policies and initiated development of corporate-wide accounting policies to ensure proper accounting for transactions that are in compliance with U.S. GAAP and consistently applied across all locations.

•

Reporting of significant account balances. We lacked effective procedures for ensuring the accuracy of reporting of significant account balances including the authorization, review, approval, documentation and record retention of related transactions and account reconciliations. Due to the related risks and the significance of adjusting journal entries, this deficiency has been deemed an individual material weakness.

Remedial actions. During the fiscal year ended January 31, 2010, we developed a policy defining requirements for effective and timely reconciliations of balance sheet accounts, including independent review and approval to improve the reliability of our financial reporting process.

•

Journal entries. We lacked effective procedures for ensuring review, approval, documentation and record retention related to journal entries. Due to the related risks associated with financial reporting and the amounts involved, this deficiency has been deemed an individual material weakness.

Remedial actions. To improve our controls over the processing of manual journal entries, we have formalized procedures beginning in the fiscal year ended January 31, 2009 to provide for automatic routing of entries at certain locations for management review and approval based upon established dollar thresholds. Further, we developed a policy during fiscal year ended January 31, 2010 to ensure that all manual journal entries recorded in our financial records are properly prepared, supported by adequate documents, and independently reviewed and approved.

•

Management override of controls. We did not design or maintain adequate policies and procedures to prevent and detect management override of existing controls. Due to the related risks associated with financial reporting and the amounts involved, this deficiency has been deemed an individual material weakness.

Remedial actions. As noted above under “Ethical tone and corporate culture,” significant changes to CTI’s Board of Directors, including its Audit Committee as well as its executive management team were implemented as a result of the Special Committee’s Investigations. Further, we have implemented additional measures to reduce the likelihood of improper management override of controls, including the following:

•	Effective in the fiscal year ended January 31, 2007, we implemented monthly Audit Committee meetings to provide improved oversight over our financial reporting process;

•

Effective in the fiscal year ended January 31, 2010, we provided more effective communication to our employees regarding our independent whistleblower hotline to report concerns over inappropriate or illegal behavior, including improper attempts by management to override controls; and

•	Effective in the fiscal year ended January 31, 2010, we updated the authorized signatory rights for CTI’s Board of Directors and its Audit Committee.

Although management override of internal control is an inherent risk in any entity, these changes have improved our oversight over the financial reporting process.

•

Segregation of duties and related analysis. In various accounting processes and applications, we did not effectively design or maintain appropriate controls to adequately segregate the job responsibilities and system user access for initiating, authorizing, and recording transactions in the accounting records, nor were adequate mitigating or monitoring controls in place. Specifically, we did not perform an analysis of financial reporting job responsibilities and system user access in order to establish effective segregation of responsibilities or to identify effective mitigating controls. Due to risks associated with potential lack of segregation of job responsibilities within significant processes, this deficiency has been deemed an individual material weakness.

Remedial actions. During the fiscal year ended January 31, 2010, we developed and implemented a framework for evaluating and remediating segregation of duties exposures within our primary ERP system for various critical business processes. The framework consists of a phased approach to establishing segregation of duties rules and principles and aligning such rules and principles through either elimination of exposures and/or identification of mitigating controls for each business cycle, and establishing a process to sustain the remediated environment with the aid of an automated segregation of duties tool. While we have begun to make progress in addressing our segregation of duties material weaknesses in the fiscal year ended January 31, 2010, full remediation across all financially significant business cycles requires a longer term improvement plan.

•

End-user computing controls. We did not design or maintain adequate policies and procedures regarding end-user computing. Specifically, controls over the access to, and completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed. Furthermore, we did not have effective end-user general controls over access, change management, and validation of spreadsheets used in our financial processes, nor did we have formal policies and procedures in place relating to the use of spreadsheets.

Remedial actions. During the fiscal quarter ended April 30, 2010, we developed a policy to ensure that proper safeguards and controls are established for spreadsheets used in our financial reporting process, including controls related to access, version control, archiving, data integrity and analytics, and back-ups.

•

Disclosure controls. We did not design or maintain effective financial statement disclosure controls. Specifically, we did not have an effective disclosure committee and lacked sufficient processes to ensure timely reporting of financial data. This deficiency has been deemed an individual material weakness.

Remedial actions. During the fiscal year ended January 31, 2010, we established a Disclosure Committee to meet on a quarterly basis or more frequently, if necessary, to assure that CTI’s SEC filings and other public disclosures are complete and accurate and otherwise comply with applicable requirements. Our Disclosure Committee, a management committee reporting to our Chief Executive Officer with oversight provided by our Audit Committee, includes individuals knowledgeable about, among other things, SEC rules and regulations, financial reporting, and internal audit matters.

Currently, our Disclosure Committee members include the following individuals:

•	CTI’s Chief Financial Officer;

•	CTI’s Chief Accounting Officer;

•	CTI’s General Counsel;

•	CTI’s Associate General Counsel, Corporate and Securities;

•	CTI’s Vice President, Corporate Marketing and Corporate Communications;

•	CTI’s Chief Compliance Officer; and

•	Comverse, Inc.’s Vice President, Global Sales Operations.

We have also documented a formal disclosure policy and procedures to govern the work of the Committee.

Effective for the fiscal year ended January 31, 2010, we developed a sub-certification process including a questionnaire for various functional areas within our business, including an addendum specifically targeted for finance and accounting, to be completed quarterly and annually by designated managers to certify on various matters impacting the integrity of our financial statements and related disclosures.

•

U.S. GAAP reporting of foreign subsidiaries. We did not design or maintain adequate controls to ensure foreign subsidiaries were preparing financial statements in accordance with U.S. GAAP. Specifically, we did not maintain global accounting policies that provide U.S. GAAP guidance for the foreign subsidiaries.

Remedial actions. Efforts to address weaknesses in our U.S. GAAP reporting of foreign subsidiaries are in the planning stage; therefore, as of the filing date for this Annual Report, remedial actions have not yet been implemented.

•	Intercompany reconciliations. We did not design or maintain controls to ensure intercompany balances were appropriately recorded and reconciled.

Remedial actions. During the fiscal quarter ended April 30, 2010, we deployed an intercompany help desk function to provide support to finance personnel responsible for reconciling intercompany transactions, including reviewing such transactions and associated supporting documentation to ensure proper processing.

Monitoring. The COSO report states that “internal control systems need to be monitored – a process that assesses the quality of the system’s performance over time. This is accomplished through on-going monitoring activities, separate evaluations, or a combination of the two.” We identified a material weakness in our monitoring processes, based on these contributing deficiencies:

•

Internal audit function. Although we had recently established an internal audit function prior to January 31, 2009, we did not operate that function effectively nor did the audit function maintain a sufficient complement of personnel to provide adequate monitoring of control activities.

Remedial actions. We have improved the effectiveness of our internal audit function during the fiscal year ended January 31, 2010, specifically by taking the following actions:

•	Hired a Director of Internal Audit and a Sarbanes-Oxley (or SOX) Compliance Manager, both of whom have global responsibilities and report to our Chief Compliance Officer;

•	Hired additional internal audit staff to provide incremental resources in support of our SOX and internal audit activities;

•	Documented formalized audit procedures, including quality review requirements to promote consistency and accuracy of deliverables from our SOX compliance program;

•	Deployed an automated tool to provide more efficient management and reporting for our SOX compliance program; and

•	Updated our internal audit charter which has been approved by our Audit Committee to make the charter more robust and reflective of a high performing internal audit team.

•	Subsidiary locations. We did not design or maintain effective procedures for monitoring internal control over financial reporting for our subsidiary locations, including Verint, Ulticom and Starhome.

Remedial actions. During the fiscal quarter ended April 30, 2010, we developed a process to establish monitoring procedures with our subsidiary locations to address internal control over financial reporting and remediation efforts to cure known areas of deficiency.

Risk assessment programs. We did not design or maintain a risk oversight function enabling management to identify, evaluate, monitor and report on risks to financial reporting throughout the organization.

Remedial actions. We have established mechanisms to identify, evaluate, and monitor risks to financial reporting throughout the organization as shown below:

•

Beginning in the fiscal year ended January 31, 2009, we developed a formal risk-based approach within our SOX compliance program to assess internal control over financial reporting with the purpose of focusing on the financial statement accounts and disclosures that we believe represent the highest risks to our company;

•

As noted above in the section entitled “Disclosure controls,” we established a Disclosure Committee in the fiscal year ended January 31, 2010 to review SEC filings and other public disclosures for accuracy and completeness;

•

As noted above in the section entitled “Fraud risk management,” we established an anti-fraud program in the fiscal year ended January 31, 2010 to evaluate compliance with the FCPA at certain high risk locations; and

•	During the fiscal quarter ended April 30, 2010, we conducted a global risk assessment to develop a risk-based internal audit plan that has been approved by our Audit Committee.

The material weaknesses described above contributed to an environment where improper and erroneous accounting information was utilized related to certain transactions as originally recorded prior to January 31, 2009. In addition, inappropriate decisions relative to financial reporting could have been made, and were made, which were not in accordance with U.S. GAAP. While the preceding material weaknesses underlie a variety of financial reporting processes, we also identified additional material weaknesses in the following individual processes:

Stock-based compensation. We did not design or maintain adequate policies and procedures to ensure effective controls over the authorization, administration, accounting and disclosure for stock-based compensation which initially resulted in a material underreporting of stock-based compensation expense. Specifically, the following deficiencies were identified:

•

Authorization and administration of awards. We did not design or maintain adequate procedures or effective controls sufficient to ensure that awards were duly authorized on the dates of record and that grantees were notified in a timely manner;

•

Tracking of employee data. We did not design or maintain adequate procedures or effective controls over reporting changes affecting employees and other award holders, such as hires, terminations, relocations, that ultimately impacted the accounting for compensation expense;

•

Accounting and disclosure. We did not design or maintain adequate procedures or effective controls over accounting and disclosure of compensation expense related to awards. Specifically, we lacked a process of financial oversight over the stock-based compensation process; and

•	Record retention. We did not maintain adequate supporting documentation evidencing the authorization, modification, notification and accounting for our stock-based awards.

Remedial actions. We have implemented the following measures to ensure all equity awards are properly approved and accounted for:

•

Starting in the fiscal year ended January 31, 2008, all grants of equity awards require formal review and recommendation by CTI’s Compensation and Leadership Committee of the Board of Directors, including the number of awards recommended for approval, exercise price, and vesting terms with formal approval by the Board of Directors and timely notification to participants upon approval of the Board of Directors;

•

Effective in the fiscal year ended January 31, 2009, we implemented a process to ensure changes to employee data for equity award holders such as new hires, terminations, and transfers are reviewed for accuracy on a timely basis and properly accounted for;

•

Effective in the fiscal year ended January 31, 2009, we created and staffed a Global Equity Manager position in our Corporate Human Resources department to oversee and manage the administration of equity award plans across our company;

•	Effective in the fiscal year ended January 31, 2010, we implemented an on-line grant acceptance process to improve controls over record retention;

•	Effective in the fiscal year ended January 31, 2010, we hired a Benefits Accountant to address accounting-related issues pertaining to our equity award plans; and

•

We formalized a policy effective in the fiscal year ended January 31, 2010 to establish documented guidelines for our human resources, finance, and legal teams to follow to properly govern administration of our equity awards and associated plans. As part of this policy, we:

•

defined specific responsibilities for key groups or individuals involved in the recommendation, approval and administration of our equity awards, including our Board of Directors and its Compensation and Leadership Committee, Chief Executive Officer, a human resources manager designated by the Chief Executive Officer, business unit senior management, finance and legal; and

•	established standard timeframes in which grants can be awarded, either on an annual basis or off-cycle for new hires or to address other special circumstances.

Revenue recognition. Our policies and procedures were not adequate to ensure effective controls over the recognition of revenue related to recognizing, recording and disclosing our product and services revenue, accounts receivable, deferred revenue and related cost of sales in accordance with U.S. GAAP initially resulting in insufficient deferral of revenue into later periods. We did not have adequate procedures nor maintain adequate documentation to account for revenue recognition arrangements in accordance with the American Institute of Certified Public Accountants’ SOP 97-2, Software Revenue Recognition, specifically:

•

Nature of project. We did not establish adequate procedures or effective controls to identify the nature of the project, capture necessary data, and determine whether revenue should be recognized in accordance with SOP 97-2 and other related accounting guidance.

•

VSOE of fair value. We did not establish adequate procedures or effective controls related to establishment of VSOE of fair value for installation, post-contract customer support, or training services.

•

Multiple element arrangements. We did not establish adequate procedures or effective controls to ensure that all elements included in a multiple element arrangement were identified and measured including establishment of VSOE of fair value for such elements.

•	Extended payment terms. We did not establish adequate procedures or effective controls to identify and account for extended payment terms.

•	Foreign currency re-measurement. We did not have adequate procedures and controls in place to account for foreign currency re-measurement of revenue and deferred revenue.

•	Completion of installation services. We did not establish adequate procedures or effective controls to identify sufficient evidence of completion of installation services.

•

Communication and coordination. We lacked consistent communication and coordination between and among the various finance and non-finance organizations across the company on the scope and terms of customer arrangements, including the proper identification of all undelivered contractual obligations that impacted revenue recognition.

Remedial actions. To put the proper focus and attention on revenue recognition, we have established a Revenue Accounting team in the fiscal year ended January 31, 2010 to establish our revenue recognition policies and guidelines and assume accountability for ensuring our revenue is properly reported in our financial statements. We have staffed the following key positions within this team:

•	Vice President – Revenue Recognition and Accounting;

•	Director – Software Revenue Recognition;

•	Director – Revenue Accounting; and

•	Director – Contract Accounting.

We have also filled various other supporting revenue accounting positions to improve the complement of personnel and technical accounting expertise within our revenue accounting organization.

In addition to the resource augmentations described above, we have implemented new procedures, guidelines, and documentation requirements to ensure that revenue is recognized in accordance with U.S. GAAP. Specifically, we have implemented the following remedial measures:

•	Revenue recognition guidelines have been developed and shared with key individuals in the Sales organization to promote increased coordination with Revenue Accounting;

•	All contracts are reviewed by Revenue Accounting personnel with in-depth knowledge of SOP 97-2 and/or SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts;

•	All revenue recognition conclusions are documented in a comprehensive checklist and stored with appropriate supporting documentation;

•	All material contracts are reviewed by either the Vice President – Revenue Recognition and Accounting or the Director – Revenue Accounting;

•	New guidelines and procedures have been developed and implemented to determine if a contract should be accounted for under SOP 81-1;

•	New guidelines and procedures have been developed and implemented to determine if VSOE of fair value of post-contract customer support exists for a contract;

•	New guidelines and procedures have been established to identify sufficient evidence of completion of installation services;

•

Procedures for our Sales, Research and Development, and Global Services organizations have been developed to ensure that information required to make proper revenue recognition conclusions is documented and clearly understood by all responsible groups; and

•	Implemented a revenue recognition policy to establish broad objectives and requirements to ensure the proper recognition of revenue.

Income taxes. We did not design or maintain adequate policies and procedures to ensure the completeness, accuracy, preparation and review of the income tax provision, related account balances and disclosures sufficient to prevent the material misstatement of related account balances. Furthermore, we did not have adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP resulting in improper initial increases or decreases in provisions for income taxes, related tax liabilities and deferred income tax assets and liabilities. Specifically, the following contributing deficiencies were identified:

•

Deferred tax calculations. We did not design or maintain effective controls over the reconciliation of the tax and financial reporting basis of assets and liabilities with the deferred income tax assets and liabilities, and failed to record deferred taxes in certain jurisdictions.

•

Reconciliations of tax accounts. We did not design or maintain effective controls over the transactions being recorded in the income tax accounts on the balance sheet and the income statement. In addition, we did not properly reconcile support for ending taxes payable balances.

•

Tax accounting for significant transactions. We did not design or maintain effective controls over the calculation and recording of income taxes, including tax reserves and deferred taxes relating to business combinations and stock compensation grants.

•	Income tax contingencies. We did not properly evaluate income tax contingencies in accordance with the appropriate accounting guidance relating to the recording and disclosure of income taxes.

Remedial actions. To put the proper focus and attention on income taxes, we established a global corporate tax organization in March 2009 and subsequently staffed it with resources having sufficient technical income tax expertise, specifically:

•	Vice President, Global Tax;

•	Assistant Vice President of Global Tax;

•	Director of Tax – Americas;

•	Director of Tax – EMEA;

•	VAT Director; and

•	Director of Tax Reporting.

Beyond the personnel augmentation described above, we have staffed additional supporting positions to expand the complement of personnel and technical accounting expertise of our corporate tax organization.

We have also developed process and control documentation to formalize and strengthen our internal controls over our income tax process.

Fixed assets. We did not design or maintain adequate policies and procedures over the management of our fixed assets. Specifically, we did not maintain effective controls over the existence, completeness, and accuracy of our fixed assets, including the recording of depreciation and amortization expense and ensuring that our fixed assets were appropriately capitalized or expensed as incurred based on U.S. GAAP requirements. As a result, certain expenditures were inappropriately capitalized, impairment of some assets was not properly recognized, and some asset balances were lacking sufficient documentation resulting in overstated fixed asset balances. These deficiencies have collectively been deemed an individual material weakness.

Remedial actions. During the fiscal year ended January 31, 2010, we developed procedures to properly account for the management of fixed assets and the related costs. Additionally, consistent with other control process improvements, we have defined and implemented supporting documentation requirements. Further, during the fiscal year ended January 31, 2009, we implemented a module within our ERP system to ensure that fixed asset disposals are properly recorded.

Investments. We did not design or maintain adequate policies and procedures to timely and effectively calculate the valuation of complex investments lacking an active market which initially overstated the value of the investments.

Remedial actions. During the fiscal years ended January 31, 2008 and 2009, we wrote down our complex investment instruments lacking an active market to fair market value based on data provided by an independent valuation firm. During the fiscal year ended January 31, 2010, we developed and implemented a corporate investments policy to, among other things, restrict future investments in such instruments without the approval of our Corporate Treasurer and/or Chief Financial Officer.

Impairment of goodwill. We did not design or maintain adequate policies and procedures to timely and effectively monitor, test and calculate goodwill impairment, exacerbated by an inadequacy of our long-range budgeting and forecasting process for certain reporting units. As such, we did not identify impairment of goodwill on a timely basis which initially overstated the carrying value of goodwill.

Remedial actions. During the fiscal quarter ended April 30, 2010, we developed a policy to ensure that accounting for goodwill, including an impairment analysis performed annually or more frequently if events or circumstances indicate a potential for impairment, is performed in a timely and accurate manner, and in compliance with U.S. GAAP.

Impairment of intangible assets. We did not design or maintain adequate policies and procedures to timely and effectively identify potential triggering events which would result in impairment of intangible assets and we did not identify impairment on a timely basis which initially overstated the value of the intangible assets.

Remedial actions. During the fiscal quarter ended April 30, 2010, we developed a policy to ensure that accounting for intangible assets, including an impairment analysis and identification of potential triggering events which could result in impairment, is performed in a timely and accurate manner, and in compliance with U.S. GAAP.

Legal contingencies. We did not design or maintain adequate policies and procedures to timely and effectively identify, analyze, document and record potential legal contingencies which initially understated legal liabilities and their related expense.

Remedial actions. During the fiscal quarter ended April 30, 2010, we developed a disputes policy and procedures including the establishment of a disputes committee. The disputes committee is chaired by legal and includes representation from compliance, accounting, human resources, procurement, and sales. The disputes committee meets quarterly to ensure prompt and consistent identification of potential disputes and recording of potential liabilities.

Accrued expenses. We did not design or maintain adequate policies and procedures to appropriately and consistently account for accrued expenses in the appropriate period which initially caused either overstatements or understatements in various liabilities and related expenses.

Remedial actions. Measures to improve processing over accrued expenses to date include implementation of policies previously referenced, specifically:

•

a manual journal entry policy implemented during the fiscal year ended January 31, 2010 to ensure that all entries recorded in our financial records are properly prepared, supported by adequate documents, and independently reviewed and approved; and

•

an account reconciliation policy implemented during the fiscal year ended January 31, 2010 defining requirements for effective and timely reconciliations of balance sheet accounts, including independent review and approval to improve the reliability of our financial reporting process.

Classification of expenses. We did not design or maintain adequate policies and procedures to properly and consistently allocate costs between cost of goods sold, research and development, and selling, general, and administrative costs, which initially caused misclassification between these financial statement line items.

Remedial actions. Measures to improve processing over classification of expenses to date include implementation of policies previously referenced, specifically:

•

a manual journal entry policy implemented during the fiscal year ended January 31, 2010 to ensure that all entries recorded in our financial records are properly prepared, supported by adequate documents, and independently reviewed and approved; and

•

an account reconciliation policy implemented during the fiscal year ended January 31, 2010 defining requirements for effective and timely reconciliations of balance sheet accounts, including independent review and approval to improve the reliability of our financial reporting process.

Ongoing remediation efforts. While we have begun taking action to remediate our material weaknesses as previously described, we have continued developing remediation plans and implementing additional changes to address these weaknesses and expect to still have some disclosable material weaknesses for the fiscal year ended January 31, 2010. We are committed to continuous improvement of our internal control environment as we diligently review our financial reporting controls and procedures. As we evaluate and work toward improving our internal control over financial reporting and our disclosure controls and procedures, we may determine the need to take additional measures to address control deficiencies or modify remediation plans as appropriate. We believe that the measures taken to date, in conjunction with additional actions being developed, will adequately address our material weaknesses when fully implemented.

Based on the material weaknesses described above, we concluded that, as of January 31, 2009, our internal control over financial reporting was not effective based on criteria in Internal Control — Integrated Framework issued by the COSO.

Our independent registered public accounting firm expressed an adverse opinion on our internal control over financial reporting, which report appears herein.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred since our last filing that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Comverse Technology, Inc.

New York, New York

We have audited the internal control over financial reporting of Comverse Technology, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•

Control Environment. The Company did not design, establish, and maintain effective controls over financial reporting for the control environment component of the Committee of Sponsoring Organization (“COSO”) framework. The specific deficiencies contributing to this material weakness were as follows:

•

Ethical tone and corporate culture. The Company did not design, establish, and maintain effective policies and procedures relative to the discouragement, prevention or detection of management override of internal control over financial reporting.

•

Code of Business Conduct and Ethics. The Company did not effectively communicate or monitor compliance with its Code of Business Conduct and Ethics. Additionally, adequate training and communications regarding standards of ethical behavior and a corporate culture that emphasized the appropriate values and standards of conduct supported by the Company’s executive management were not in place.

•

Staffing. The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of generally accepted accounting principles in the United States of America (“U.S. GAAP”) and in internal control over financial reporting commensurate with the periodic reporting obligations. In addition, the Company did not ensure that formal plans for succession and transition of key accounting staff (both external and internal) were in place and operating effectively.

•

Anti-Fraud Program & Controls. The Company did not design, establish, and maintain effective controls over financial reporting related to anti-fraud programs and controls. The specific deficiencies contributing to this material weakness were as follows:

•

Fraud risk management. The Company did not design or maintain a comprehensive, centrally-coordinated, enterprise-wide fraud risk management program or a formal set of policies or procedures to sufficiently mitigate its fraud risks and exposures. Additionally, the Company failed to perform an adequate fraud risk assessment.

•	Foreign Corrupt Practices Act (“FCPA”). The Company did not design or maintain sufficient policies, procedures, controls, communications or training to mitigate the risk of FCPA violations.

•	Whistleblower program. The Company did not effectively communicate or monitor the enterprise-wide whistleblower program.

•

Control Activities Associated with Financial Statement Closing and Reporting Process. The Company did not design, establish, and maintain effective controls over financial statement closing and reporting process. The specific deficiencies contributing to this material weakness were as follows:

•

Policies and procedures. The Company did not design or maintain effective U.S. GAAP compliant financial accounting policies and procedures, nor a formalized process for determining, documenting, communicating, implementing, monitoring or updating accounting policies and procedures.

•

Reporting of significant account balances. The Company lacked effective procedures for ensuring the accuracy of reporting of significant account balances including the authorization, review, approval, documentation and record retention of related transactions and account reconciliations. Due to the related risks and the significance of adjusting journal entries, this deficiency has been deemed an individual material weakness.

•

Journal entries. The Company lacked effective procedures for ensuring review, approval, documentation and record retention related to journal entries. Due to the related risks associated with financial reporting and the amounts involved, this deficiency has been deemed an individual material weakness.

•

Management override of controls. The Company did not design or maintain adequate policies and procedures to prevent and detect management override of existing controls. Due to the related risks associated with financial reporting and the amounts involved, this deficiency has been deemed an individual material weakness.

•

Segregation of duties and related analysis. In various accounting processes and applications, the Company did not effectively design or maintain appropriate controls to adequately segregate the job responsibilities and system user access for initiating, authorizing, and recording transactions in the accounting records, nor were adequate mitigating or monitoring controls in place. Specifically, the Company did not perform an analysis of financial reporting job responsibilities and system user access in order to establish effective segregation of responsibilities or to identify effective mitigating controls. Due to the risks associated with potential lack of segregation of job responsibilities within significant processes, this deficiency has been deemed an individual material weakness.

•

End-user computing controls. The Company did not design or maintain adequate policies and procedures regarding end-user computing. Specifically, controls over the access to, and completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed.

•

Disclosure controls. The Company did not design or maintain effective financial statement disclosure controls. Specifically, the Company did not have an effective disclosure committee and lacked sufficient processes to ensure timely reporting of financial data. This deficiency has been deemed an individual material weakness.

•

U.S. GAAP reporting of foreign subsidiaries. The Company did not design or maintain adequate controls to ensure that the foreign subsidiaries were preparing financial statements in accordance with U.S. GAAP. Specifically, the Company did not maintain global accounting policies that provide U.S. GAAP guidance for the foreign subsidiaries.

•	Intercompany reconciliation. The Company did not design or maintain controls to ensure intercompany balances were appropriately recorded and reconciled.

•

Monitoring. The Company did not design, establish, and maintain effective controls over financial reporting for the monitoring component of the COSO framework. The specific deficiencies contributing to this material weakness were as follows:

•

Internal audit function. Although the Company had recently established an internal audit function prior to January 31, 2009, it did not operate that function effectively nor did the audit function maintain a sufficient complement of personnel to provide adequate monitoring of control activities.

•

Subsidiary locations. The Company did not design or maintain effective procedures for monitoring internal control over financial reporting for its subsidiary locations, including Verint Systems Inc., Ulticom, Inc. and Starhome, B.V.

•

Risk Assessment Programs. The Company did not design or maintain a risk oversight function enabling its management to identify, evaluate, monitor and report on risks to financial reporting throughout the organization.

•

Stock-Based Compensation. The Company did not design or maintain adequate policies and procedures to ensure effective controls over the authorization, administration, accounting and disclosure for stock-based compensation which initially resulted in a material underreporting of stock-based compensation expense. The specific deficiencies contributing to this material weakness were as follows:

•

Authorization and administration of awards. The Company did not design or maintain adequate procedures or effective controls sufficient to ensure that awards were duly authorized on the dates of record and that grantees were notified in a timely manner.

•

Tracking of employee data. The Company did not design or maintain adequate procedures or effective controls over reporting changes affecting employees and other award holders, such as hires, terminations, and relocations that ultimately impacted the accounting for compensation expenses.

•

Accounting and disclosure. The Company did not design or maintain adequate procedures or effective controls over accounting and disclosure of compensation expense related to awards. Specifically the Company lacked a process of financial oversight over the stock-based compensation process.

•	Record retention. The Company did not maintain adequate supporting documentation evidencing the authorization, modification, notification and accounting for its stock-based awards.

•

Revenue Recognition. The Company did not design or maintain adequate policies and procedures to ensure effective controls over the recognition of revenue related to recognizing, recording and disclosing its product and service revenues, accounts receivable, deferred revenue and related cost of sales in accordance with U.S. GAAP initially resulting in insufficient deferral of revenue into later periods. In addition, the Company did not have adequate procedures nor maintain adequate documentation to account for revenue recognition arrangements in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”). The specific deficiencies contributing to this material weakness were as follows:

•

Nature of project. The Company did not establish adequate procedures or effective controls to identify the nature of the project, capture necessary data, and determine whether revenue should be recognized in accordance with SOP 97-2 and other related accounting guidance.

•

Vendor specific objective evidence (“VSOE”) of fair value. The Company did not establish adequate procedures or effective controls related to establishment of VSOE of fair value for installation, post-contract customer support, or training services.

•

Multiple element arrangements. The Company did not establish adequate procedures or effective controls to ensure that all elements included in a multiple element arrangement were identified and measured including establishment of VSOE of fair value for such elements.

•	Extended payment terms. The Company did not establish adequate procedures or effective controls to identify and account for extended payments terms.

•	Foreign currency re-measurement. The Company did not have adequate procedures and controls in place to account for foreign currency re-measurement of revenue and deferred revenue.

•	Completion of installation services. The Company did not establish adequate procedures or effective controls to identify sufficient evidence of completion of installation services.

•

Communication and coordination. The Company lacked consistent communication and coordination between and among the various finance and non-finance organizations across the Company on the scope and terms of customer arrangements, including the proper identification of all undelivered contractual obligations that impacted revenue recognition.

•

Income Taxes. The Company did not design or maintain adequate policies and procedures to ensure the completeness, accuracy, preparation and review of the income tax provision, related account balances and disclosures sufficient to prevent the material misstatement of related account balances. In addition, the Company did not have adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP. The specific deficiencies contributing to this material weakness were as follows:

•

Deferred tax calculations. The Company did not design or maintain effective controls over the reconciliation of the tax and financial reporting basis of assets and liabilities with the deferred income tax assets and liabilities, and failed to record deferred taxes in certain jurisdictions.

•

Reconciliations of tax accounts. The Company did not design or maintain effective controls over the transactions being recorded in the income tax accounts on the consolidated financial statements. In addition, the Company did not properly reconcile the income taxes payable balances.

•

Tax accounting for significant transactions. The Company did not design or maintain effective controls over the calculation and recording of income taxes, including tax reserves and deferred taxes relating to business combinations and stock compensation grants.

•

Income tax contingencies. The Company did not properly evaluate income tax contingencies in accordance with the appropriate accounting guidance relating to the recording and disclosure of income taxes.

•

Property and Equipment. The Company did not design or maintain adequate policies and procedures over the management of its property and equipment (or “fixed assets”). Specifically, the Company did not maintain effective controls over the existence, completeness, and accuracy of its fixed assets, including the recording of depreciation and amortization expense and ensuring that its fixed assets were appropriately capitalized or expensed as incurred based on U.S. GAAP requirements.

•	Investments. The Company did not design or maintain adequate policies and procedures to timely and effectively calculate the valuation of complex investments.

•

Impairment of Goodwill. The Company did not design or maintain adequate policies and procedures to timely and effectively monitor, test and calculate goodwill impairment; failing to identify impairment of goodwill on a timely basis.

•

Impairment of Intangible Assets. The Company did not design or maintain adequate policies and procedures to timely and effectively identify potential triggering events which would result in impairment of intangible assets and failed to identify impairment on a timely basis.

•	Legal Contingencies. The Company did not design or maintain adequate policies and procedures to timely and effectively identify, analyze, document, and record potential legal contingencies.

•	Accrued Expenses. The Company did not design or maintain adequate policies and procedures to appropriately and consistently account for accrued expenses in the appropriate period.

•

Classification of Expenses. The Company did not design or maintain adequate policies and procedures to properly and consistently allocate costs between cost of goods sold, research and development, and selling, general and administrative costs, which could cause misclassification between these financial statement line items.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended January 31, 2009, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of January 31, 2009, 2008, 2007, and 2006, and for each of the four years in the period ended January 31, 2009, of the Company and our report dated October 4, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included explanatory paragraphs regarding (1) the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as discussed in Note 1 to the consolidated financial statements, (2) the restatement of certain opening balance sheet accounts as of January 31, 2005 as discussed in Note 3 to the consolidated financial statements, and (3) a substantial number of subsequent events since January 31, 2009 as discussed in Note 27 to the consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York

October 4, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors was reconstituted during the months following commencement of the Special Committee’s Phase I Investigation. Of the 11 current directors, ten joined the Board of Directors following the commencement of the Special Committee’s Phase I Investigation. Each director will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal. CTI has not held an annual meeting of its shareholders since June 2005. Vacancies on the Board of Directors that have arisen due to the departures of former directors (listed below) have been filled by the vote of the Board of Directors, as contemplated by CTI’s Amended and Restated By-Laws and Certificate of Incorporation, as amended.

Current Directors

The following is a summary of the qualifications of the current members of CTI’s Board of Directors.

Raz Alon. Mr. Alon, age 48, has served as a member of CTI’s Board of Directors since December 2003, and served as CTI’s interim Chief Executive Officer from April to November 2006. Since November 2000, Mr. Alon has served as Chairman of TopView Ventures LLC, an investment firm focused on special situation investments in a broad range of industries. From 1998 to 2000, Mr. Alon served as a Director in the mergers and acquisitions department of Merrill Lynch & Co., Inc. with a focus on private equity and financial sponsor clients. From 1996 to 1998, Mr. Alon served as a Director at SG Securities Inc., the U.S. based mergers and acquisitions and merchant banking business unit of Société Générale SA. From 1991 to 1996, Mr. Alon worked as an investment banker at Lehman Brothers Inc. Mr. Alon received a B.S. in Computer Science and Engineering, magna cum laude, from the University of California, Los Angeles in 1988 and an M.B.A. from Harvard Business School in 1991. Mr. Alon is an independent director.

Susan D. Bowick. Ms. Bowick, age 62, has served as a member of CTI’s Board of Directors since December 2006. Ms. Bowick served as a consultant to the joint venture of Nokia Corporation and Siemens A.G. during 2006. From 2004 to 2007, Ms. Bowick served as an independent consultant to SAP A.G., a provider of software solutions, and Nokia Corporation, a manufacturer of mobile devices. From 1977 to 2004, Ms. Bowick served at various executive positions with Hewlett-Packard Company, a provider of information technology, infrastructure, personal computing, global services and imaging and printing, most recently as its Executive Vice President, Human Resources and Workforce Development. Ms. Bowick serves as an independent director and the Chair of the Compensation and Leadership Committee of EarthLink, Inc., an Internet service provider. In addition, Ms. Bowick served as a guest lecturer at Stanford Graduate School of Business and was a founding Board member of the Washington state M.E.S.A. program engaged in the identification and retention of high potential junior high students. Ms. Bowick holds a B.S., Business Administration and Education from the University of Nebraska. Ms. Bowick is an independent director.

Charles J. Burdick (Chairman of the Board). Mr. Burdick, age 59, has served as a member of CTI’s Board of Directors since December 2006 and as Chairman of the Board since March 2008. Mr. Burdick has extensive background in telecommunications and media, with over 25 years experience in the industry. Until July 2005, he was Chief Executive Officer of HIT Entertainment Plc, a publicly listed provider of pre-school children’s entertainment. From 1996 to 2004, Mr. Burdick worked for Telewest Communications, the second largest cable television company in the United Kingdom, serving as Chief Financial Officer and Chief Executive Officer. In these roles, Mr. Burdick oversaw the financial and operational restructuring of Telewest and was responsible for leading and financing the acquisitions of a number of cable companies. Mr. Burdick has also held a series of financial positions with TimeWarner, US WEST and MediaOne, specializing in corporate finance, mergers and acquisitions, and international treasury. Mr. Burdick currently serves as an independent non-executive director and Chairman of the Compensation Committee of CTC Media, a leading independent media company in Russia and as an independent non-executive director of Transcom WorldWide S.A., a Luxembourg based global provider of outsourced customer and credit management services. Mr. Burdick holds a M.B.A. from the University of California, Los Angeles and a B.A. in Economics from the University of California, Santa Barbara. Mr. Burdick is an independent director.

Andre Dahan (President and Chief Executive Officer). Mr. Dahan, age 61, has served as CTI’s President and Chief Executive Officer, as well as a member of CTI’s Board of Directors since April 2007. Since November 2007, Mr. Dahan also serves as President and Chief Executive Officer of Comverse, Inc. From July 2001 to December 2004, Mr. Dahan was President and Chief Executive Officer of Mobile Multimedia Services at AT&T Wireless. From 1997 to 2001, Mr. Dahan served in various positions with Dun & Bradstreet, a global business information and business tools provider, including as Senior Vice President, Electronic Commerce of The Dun & Bradstreet Corporation from 2000 to 2001, as President of eccelerate.com, Inc. (a subsidiary of Dun & Bradstreet) from 1999 to 2001, as President of Dun & Bradstreet, North America and Global Accounts from 1999 to 2000, and as President of Dun & Bradstreet U.S. from 1997 to 1999. Previously, he served as Senior Vice President of World Wide Operations for Sequent Computers from 1996 to 1997, and in various management positions at Teradata Corporation from 1986 to 1995. Mr. Dahan serves as a director of Comverse, Inc. (and several of its subsidiaries), Verint Systems, Ulticom, Inc. and Starhome B.V. Mr. Dahan holds an engineering degree in computer software from the Hadassa Technology Institute in Israel.

Robert Dubner. Mr. Dubner, age 67, has served as a member of CTI’s Board of Directors since January 2009. Mr. Dubner is presently an independent consultant providing senior advisory services to companies, including Momentive Performance Materials Inc., a silicon manufacturing company (since October 2007), and Noranda Aluminum Holding Corporation, a leading North American integrated producer of primary aluminum products and rolled aluminum coils (since March 2008) and a senior advisor to the global leader of PricewaterhouseCoopers Consulting (since June 2008). Mr. Dubner previously served as an independent consultant to Covalence Specialty Materials Corp., a company which manufactures plastic packaging (from September 2006 until July 2007). From October 2002 until December 2004, Mr. Dubner was a management consulting partner and member of IBM Corporation’s Business Consulting Services Global Middle Market leadership team. Mr. Dubner had previously been a partner of Coopers & Lybrand International from 1991 to 1998, and then was a partner with PricewaterhouseCoopers LLP from 1998 to 2002, serving as the U.S. and global leader of its middle market consulting practice. He served as an elected member of Coopers & Lybrand’s Board of Partners from 1995 to 1998 and PricewaterhouseCoopers’ U.S. Board of Partners from 1998 to 2001. In addition, Mr. Dubner serves as a director of Hudson Highland Group, Inc., a temporary and permanent staffing company. Mr. Dubner holds a B.A. from Franklin & Marshall College and an M.B.A. from New York University. Mr. Dubner is an independent director.

Richard N. Nottenburg, Ph. D. Dr. Nottenburg, age 56, has served as a member of CTI’s Board of Directors since December 2006. Since June 2008, Dr. Nottenburg has served as President, Chief Executive Officer and a director of Sonus Networks, Inc., an IP-voice service provider. From February 2004 until May 2008, Dr. Nottenburg was an officer with Motorola, Inc., ultimately serving as its

Executive Vice President, Chief Strategy Officer and Chief Technology Officer. While at Motorola, Dr. Nottenburg was responsible for shaping Motorola’s overall corporate strategy. Prior to joining Motorola as an officer in July 2004, Dr. Nottenburg was a strategic consultant to the company from January 2004 to July 2004. Prior to that, Dr. Nottenburg was Vice President and General Manager of Vitesse Semiconductor Corporation after its merger with Multilink Technology Corporation in 2003. From 1995 to 2003, Dr. Nottenburg served as President and Chief Executive Officer of Multilink leading the company from inception to a successful initial public offering in 2001. He holds a Doctor of Science Degree in Electrical Engineering from the Ecole Polytechnique Federale de Lausanne in Lausanne, Switzerland, a Master of Science Degree in Electrical Engineering from Colorado State University and a Bachelor of Science Degree in Electrical Engineering from Polytechnic Institute of New York. Mr. Nottenburg is an independent director.

Joseph O’Donnell. Mr. O’Donnell, age 64, has served as a member of CTI’s Board of Directors since December 2006. From March 2008 to April 2009, Mr. O’Donnell served as the Chief Executive Officer of Inmar Inc., a provider of technology-driven logistics management solutions to retailers, wholesalers, and manufacturers in the consumer goods and healthcare markets. Mr. O’Donnell served as Chief Executive Officer, President and Chairman of the Board of Artesyn Technologies, Inc., a supplier of power conversion equipment and real-time embedded computing solutions to telecommunications equipment suppliers, from 1994 to 2006. Prior thereto, Mr. O’Donnell served as the Chief Executive Officer of Savin Corporation and as President and Chief Executive Officer of Go/Dan Industries. Mr. O’Donnell serves as a director and Chairman of the Compensation Committee of Comverge, Inc., a provider of demand management solutions to the electricity markets. Mr. O’Donnell also serves as a member of the University of Tennessee School of Business Advisory Board. Mr. O’Donnell holds a B.S. and M.B.A. from the University of Tennessee. Mr. O’Donnell is an independent director.

Augustus K. Oliver. Mr. Oliver, age 60, has served as a member of CTI’s Board of Directors since May 2007. Since March 2005, Mr. Oliver has been a managing member of Oliver Press Partners, LLC, an investment advisor, and, prior to that, a Senior Managing Director of WaterView Advisors LLC, a private equity investment firm since October 1999. Mr. Oliver currently serves as a director of Scholastic Corporation, a global children’s publishing, education and media company, and The Phoenix Companies, Inc., a provider of life insurance and annuity products. Mr. Oliver holds a J.D. from American University and a B.A. from Yale University. Mr. Oliver is an independent director.

A. Alexander Porter, Jr. Mr. Porter, age 71, has served as a member of CTI’s Board of Directors since May 2007. Mr. Porter is a managing member of investment management firm Porter Orlin LLC, which he founded in 1976. Mr. Porter is also a member of the board of directors of Distribution Technology, Inc., a privately-held warehousing and distribution company, SLM Corporation, a provider of student loans and administrator of college savings plans, and Rollcast Energy Inc., a power generation facility owner and operator. In addition, Mr. Porter serves as a member of the board of directors of several not-for profit organizations, including the John Simon Guggenheim Memorial Foundation, the Library of America, and Queens University, and is a Trustee of Davidson College. Mr. Porter holds a B.A. in English from Davidson College. Mr. Porter is an independent director.

Theodore H. Schell. Mr. Schell, age 66, has served as a member of CTI’s Board of Directors since December 2006. Mr. Schell is currently a Managing Director at Associated Partners LP, a private equity firm focusing on media and telecommunications and prior to which, he held the position of Managing Director at Apax Partners where he oversaw U.S. investments in telecommunications and related technology companies. From 1989 to 2000, Mr. Schell served as Senior Vice President of Strategy and Corporate Development and as a member of the Management Committee at Sprint Corporation. From 1983 to 1988, he served as President and Chief Executive Officer of Realcom Communications Corporation, an integrated provider of voice and data services to corporate clients, which he founded. Mr. Schell also held the position of Counselor and Chief of Staff to the U.S. Secretary of Commerce where he served from 1977 to 1981. Mr. Schell is currently a member of the Board of Directors and the Audit Committee of Clearwire Corporation, a wireless broadband networks operator, and also serves as Chairman of its Networks Operations Committee. Mr. Schell is a graduate of the Johns Hopkins University and of the Johns Hopkins School of Advanced International Studies, and is a member of the Council of Foreign Relations. Mr. Schell is an independent director.

Mark C. Terrell. Mr. Terrell, age 64, has served as a member of CTI’s Board of Directors since July 2006. From December 2006 to March 2008, Mr. Terrell served as non-executive Chairman of the Board. Mr. Terrell served as the Partner in Charge and Executive Director of KPMG’s Audit Committee Institute (or ACI) from 2000 to 2004, in which capacity he established the ACI mission and strategy. Mr. Terrell was a KPMG audit engagement partner from 1979 to 2000 and acted, from 1985 to 2000, as the Office Managing Partner of three KPMG offices – El Paso, Texas; Albuquerque, New Mexico; and St. Petersburg, Florida. During Mr. Terrell’s thirty-five year career in public accounting he served on a number of not-for-profit boards in each of the communities in which he practiced, and he has spoken extensively on both audit committee and broader corporate governance issues. Since his retirement from KPMG in 2004, Mr. Terrell has participated extensively as a faculty member of the National Association of Corporate Directors. Mr. Terrell received his Bachelor of Business Administration degree from the University of Texas at El Paso in 1967. Mr. Terrell is an independent director.

Former Directors

The following individuals were members of CTI’s Board of Directors during the periods presented below.

Jacob “Kobi” Alexander	September 1986 - April 2006

John H. Friedman	June 1994 - April 2007

Samuel Oolie	May 1986 - April 2007

Itsik Danziger	November 1998 - September 2006

Ron Hiram	June 2001 - December 2006

William F. Sorin	October 1984 - April 2006

Executive Officers (Non-Directors)

The following is a summary of the qualifications of each of the current executive officers of CTI other than CTI’s President and Chief Executive Officer, Andre Dahan, whose qualifications are set forth above.

Dror Bin. Mr. Bin, age 43, has served as Executive Vice President and President, Global Sales of Comverse, Inc. since November 2009. Prior to this, Mr. Bin served as Executive Vice President and President, Global Products and Operations, of Comverse, Inc. from November 2008 to November 2009 and Senior Vice President and President, Global Products of Comverse, Inc. from August 2008 to November 2008. Mr. Bin has served in other capacities at Comverse, including as Vice President and General Manager of the Messaging Line of Business from 2007 to 2008, Vice President and General Manager of the SMS Division from 2005 to 2006 and as Vice President of Marketing for Comverse Call Completion Services from 2003 to 2004. Before joining Comverse, Mr. Bin was a partner at Shaldor, a management consulting firm in Israel, from 1995 to 2000. Mr. Bin holds a B.S. degree in Information Systems Engineering and a B.S. in Industrial Engineering from the Technion, Israel Institute of Technology as well as an M.B.A. degree from Tel Aviv University.

Sharon Dayan. Ms. Dayan, age 38, has served as Senior Vice President, Global Head of Human Resources of Comverse, Inc. since June 2010. Prior thereto, Ms. Dayan spent eleven years working in several human resources executive positions at Amdocs Limited, a provider of software and services for communications, media and entertainment industry service providers, most recently serving as Vice President, Human Resources for the Customer Business Group from October 2009 to June 2010. From October 2007 to October 2009, Ms. Dayan served as Vice President, Human Resources for the Israel region. From October 2005 to October 2007, Ms. Dayan served as Director of the Human Resources for Amdocs Delivery Group. Ms. Dayan holds a B.A. degree in Social Science from Tel Aviv - Jaffa College and a Msc. degree in Organizational Development from Tel Aviv University.

Joel Legon. Mr. Legon, age 59, has served as the Chief Accounting Officer of CTI since February 2009. Prior to joining CTI, Mr. Legon served in several finance roles at Avid Technology, Inc. from March 2006 through December 2008, including as its Vice President and Principal Accounting Officer from July 2008 to December 2008, Chief Financial Officer from December 2007 to July 2008, Chief Financial Officer and Principal Accounting Officer from July 2007 to December 2007, Acting Chief Financial Officer and Vice President, Corporate Controller and Principal Accounting Officer from March 2007 to July 2007 and Vice President, Corporate Controller and Principal Accounting Officer from March 2006 to March 2007. From January 1998 through March 2006, Mr. Legon served in several finance roles, including Senior Vice President and Corporate Controller from January 2004 to March 2006 at Parametric Technology Corporation. Prior to that, Mr. Legon held finance positions at Computervision, Inc., NEC Corporation of America, Chesebrough-Ponds USA Co. and Richardson-Vicks Inc. Mr. Legon serves as a director of Ulticom, Inc. Mr. Legon is a Certified Public Accountant in the State of Connecticut and holds a B.A. in Business Administration from the University of Oklahoma.

Gabriel Matsliach. Dr. Matsliach, age 44, has served as the Senior Vice President, Global Products and Operations of Comverse, Inc. since November 2009. From August 2008 to November 2009, Dr. Matsliach served as the General Manager, Billing and Active Customer Management of Comverse, Inc. Dr. Matsliach has served in other positions at Comverse, Inc., including Chief Product Officer, Converged Billing Solution Group of Comverse, Inc. from January 2006 to August 2008, and as the Chief Technology Officer, Real-Time Billing Division of Comverse, Inc. from January 2003 to December 2005. Dr. Matsliach served as Chief Technology Officer and Co-Founder of Odigo Inc. (or Odigo), a supplier of Instant Messaging and Presence software, until Odigo was acquired by Comverse, Inc. in June 2002. Dr. Matsliach holds a B.A., M.Sc. and Ph.D. in Computer Science from Technion, Israeli Institute of Technology.

Philip H. Osman. Mr. Osman, age 56, has served as Senior Vice President, Global Services of Comverse, Inc. since May 2010. From June 2006 to May 2010, Mr. Osman served as the Principal at FastBreak Solutions, LLC, a company that advises senior executives across the global technology and communications sectors on the development and deployment of next generation mobile networks, applications and devices. From 1999 to 2005, Mr. Osman served in several roles at AT&T Wireless Services, Inc. (which became Cingular Wireless Services, Inc.), the wireless communication service provider, including Executive Vice President – Merger Integration and Executive Vice President and Chief Operating Officer – Mobile Multimedia Services. From 1978 to 1999, Mr. Osman served in various management positions at AT&T, the telecommunications service provider. Mr. Osman holds a B.A. from Trinity College and a M.B.A. from New York University.

Shefali A. Shah. Ms. Shah, age 39, has served as Senior Vice President, General Counsel and Corporate Secretary of CTI since March 2010 and as its Acting General Counsel and Corporate Secretary since March 2009. From June 2006 through March 2009, Ms. Shah served as the Associate General Counsel and Assistant Secretary of CTI. Prior thereto, Ms. Shah was an associate with Weil, Gotshal & Manges LLP from September 2002 to June 2006 and Hutchins, Wheeler & Dittmar, P.C. from September 1996 to August 2002. Ms. Shah serves as a director of Verint Systems, Ulticom, Inc. and Starhome B.V. Ms. Shah holds a J.D. from Duke University School of Law and a B.S. in Business Administration from Boston University.

Stephen M. Swad. Mr. Swad, age 49, has served as the Executive Vice President and Chief Financial Officer of CTI since May 2009. From May 2007 to August 2008, Mr. Swad served as Executive Vice President and Chief Financial Officer of Federal National Mortgage Association (Fannie Mae), a federally chartered provider of funding for the secondary housing mortgage market. Mr. Swad previously served as Executive Vice President and Chief Financial Officer of AOL LLC, a global web services company, from February 2003 to February 2007. Mr. Swad also served as Executive Vice President of Finance and Administration at Turner Entertainment Group, and Vice President, Financial Planning and Analysis at Time Warner. Mr. Swad, a Certified Public Accountant in the State of Michigan and former partner of KPMG LLP, also served as Deputy Chief Accountant at the SEC. Mr. Swad serves as a director of Verint Systems. Mr. Swad holds a B.B.A. degree from the University of Michigan.

Legal Proceedings

None of the current directors or executive officers of CTI, or any associate of any such current directors or executive officers is a party to any material proceedings adverse to our company or has a material interest adverse to our company. In addition, none of the current directors or executive officers of CTI is a party to any proceedings that are material to the evaluation of the ability or integrity of such directors or executive officers.

Corporate Governance

Committees of the Board of Directors

CTI’s Board of Directors maintains an Audit Committee, a Compensation and Leadership Committee and a Corporate Governance and Nominating Committee. Each of these committees operates pursuant to a charter that was approved by the Board of Directors, copies of which are available on CTI’s Web site, www.cmvt.com. The purposes and responsibilities of each committee are summarized below, but are provided in greater detail in the charters.

Audit Committee

CTI has a separately-designated standing audit committee (or Audit Committee) established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists CTI’s Board of Directors in fulfilling its oversight responsibilities regarding:

•

the conduct and integrity of CTI’s accounting and financial reporting processes, audits of CTI’s financial statements and reports made to any governmental or regulatory body, shareholders, the public or other users thereof;

•	CTI’s compliance with legal and regulatory requirements;

•	the qualifications, engagement, compensation, independence and performance of CTI’s independent auditors, their conduct of the annual audit, and their engagement for any other services;

•	the performance of the internal audit function of CTI, Comverse, Inc. and subsidiaries of Comverse, Inc. and their systems of internal accounting and financial and disclosure controls and procedures;

•	related-person transactions (as defined in the Exchange Act);

•	CTI’s code of business conduct and ethics as established by the Board of Directors; and

•	the Audit Committee report required to be included in CTI’s annual proxy statement.

The Audit Committee currently consists of Messrs. Burdick, Dubner, Oliver and Terrell. Mr. Terrell serves as the Chairman of the Audit Committee. All members of the Audit Committee are “independent,” within the meaning of the rules of the SEC and the NASDAQ Marketplace Rules and as further defined in CTI’s Amended and Restated By-laws. Each of Messrs. Burdick, Dubner and Terrell was designated as an audit committee financial expert as defined under the rules of the SEC. This designation is an SEC disclosure requirement relating to Messrs. Burdick’s, Dubner’s and Terrell’s experience and understanding of certain accounting and auditing matters, which the SEC has stated does not impose on the directors so designated any additional duty, obligation or liability than otherwise is imposed generally by virtue of serving on the Audit Committee or the Board of Directors.

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, evaluating, setting compensation and overseeing the work of CTI’s independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. To ensure prompt handling of unforeseeable or unexpected matters that arise between Audit Committee meetings, the Audit Committee may delegate its pre-approval authority to its chairperson, and/or to any other member of the Audit Committee designated by the chairperson. These interim pre-approvals and any necessary corresponding change made to the authorized list of services and budget previously approved by the Audit Committee are required to be reported to and reviewed by the full Audit Committee for its ratification. The pre-approval authority may not be delegated to members of management.

Compensation and Leadership Committee

The Compensation and Leadership Committee currently consists of Ms. Bowick and Messrs. Nottenburg and Schell, and Ms. Bowick serves as the Chairperson of the Compensation and Leadership Committee. The purposes and responsibilities of the Compensation and Leadership Committee include, among other things:

•

determining and recommending for Board approval, which approval must include the affirmative vote of the majority of the independent directors, the compensation of CTI’s Chief Executive Officer and of other executive officers;

•	reviewing, approving or otherwise recommending to the Board for approval, management incentive compensation policies and programs;

•	reviewing, approving or otherwise recommending to the Board for approval, equity compensation programs for employees; and

•	the Compensation Committee Report required to be included in CTI’s annual proxy statement.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee currently consists of Messrs. Alon, Burdick, Nottenburg, O’Donnell, Porter and Schell. Mr. Burdick serves as the Chairman of the Corporate Governance and Nominating Committee. The purposes and responsibilities of the Corporate Governance and Nominating Committee include, among other things:

•	identifying individuals qualified to serve as directors and recommending to the Board the nominees for all directorships;

•	developing and recommending to the Board, and overseeing the implementation of, CTI’s Corporate Governance Guidelines and Principles;

•	reviewing, on a regular basis, CTI’s overall corporate governance and recommending improvements, when necessary; and

•	undertaking such other matters as it, with the concurrence of the Board of Directors, deems necessary.

Code of Business Conduct and Ethics

CTI’s Board of Directors has adopted an Employee Code of Business Conduct and Ethics (or the Code of Conduct) to promote commitment to honesty, ethical behavior and lawful conduct. All directors, officers, and employees of CTI and Comverse are required to abide by the Code of Conduct, which provides the foundation for compliance with all corporate policies and procedures and best business practices. The policies and procedures address a wide array of professional conduct, including:

•	maintaining a safe, healthy and affirmative workplace and environment;

•	methods for avoiding and resolving conflicts of interest;

•	integrity and security;

•	safeguarding intellectual property;

•	protecting confidential information;

•	privacy and company assets;

•	network use;

•	prohibiting insider trading;

•	ensuring fair disclosure;

•	adhering to fair trade practices and anti-trust compliance;

•	prohibiting impermissible payments and ensuring FCPA compliance;

•	restricting political contributions and activities;

•	maintaining accounting practices;

•	reporting of audit and accounting concerns, books and records;

•	record retention; and

•	ensuring strict compliance with all laws and regulations applicable to the conduct of business.

CTI intends to satisfy its obligations, imposed under the Sarbanes-Oxley Act, to disclose promptly on its Web site amendments to, or waivers from, the Code of Conduct, if any.

The Code of Conduct can be found on CTI’s Web site, www.cmvt.com. This code contains procedures for the Audit Committee to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters, and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. CTI will provide to any person without charge, upon request, a copy of the Code of Conduct. A request can be made electronically by sending an email to legal@cmvt.com or by writing to:

Comverse Technology, Inc.

810 Seventh Avenue, 32nd Floor

New York, New York 10019

Attention: Legal Department – Corporate Secretary

Ethics Helpline

CTI has established an ethics helpline, managed by a third party, that gives employees and other stakeholders a way to confidentially and anonymously report any actual or perceived unethical behavior or violations or suspected violations of the Code of Conduct. Information about the ethics helpline can be found on CTI’s Web site, www.cmvt.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of CTI and persons who own more than ten percent of a registered class of CTI’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of CTI common stock and other equity securities. Directors, officers and beneficial owners of more than 10 percent of CTI’s common stock are required by SEC regulation to furnish CTI with copies of all Section 16(a) forms they file.

To CTI’s knowledge, based solely on a review of the copies of such reports furnished to CTI and representations that no other reports were required, all Section 16(a) filing requirements were satisfied except that:

•	during the fiscal year ended January 31, 2009, Mr. Alon did not timely file his report on Form 4;

•

during the fiscal year ended January 31, 2008, each of Messrs. Alon, Aronovitz, Burdick, Nottenburg, O’Donnell, Oliver, Porter, Schell and Terrell and Ms. Bowick did not timely file one report on Form 4; and

•	during the fiscal year ended January 31, 2007, Mr. Bregman did not timely file his report on Form 4.

Messrs. Aronovitz and Bregman are former executive officers of CTI.

CTI has no knowledge as to whether Messrs. Alexander, Kreinberg or Sorin were required to make Section 16(a) filings to report the forfeiture of or any transaction related to their shares and options that occurred during the fiscal year ended January 31, 2007. Messrs. Alexander, Kreinberg and Sorin were forced to resign from their positions with CTI in 2006 in connection with CTI’s Special Committee’s investigation.

Changes in Procedures for Nomination of Directors by Shareholders

Election of Directors in a Special Meeting of Shareholders

On March 10, 2010, the Board of Directors amended Sections 2 and 3(a) of Article IV of CTI’s by-laws to allow for the election of directors at a special meeting of shareholders called for such purpose in addition to an annual meeting of shareholders.

Advance Notice

On July 27, 2006, the Board of Directors amended CTI’s by-laws to include an advance notice requirement for shareholders wishing to propose nominee(s) for election as directors.

A new Section 3 was added to Article IV, which requires any shareholder wishing to nominate one or more persons for election as directors to provide CTI’s Corporate Secretary with written notice of such shareholder’s intention to make such nomination(s):

•	with respect to an election to be held at an annual meeting of shareholders:

•	at least one hundred twenty days prior to the first anniversary date of the CTI proxy statement in connection with the last annual meeting; or

•

in the case of the first annual meeting following the effective date of the by-law amendment (July 27, 2006) or if no annual meeting was held in the previous year, prior to the close of business on the tenth day following the date on which notice of such meeting is first delivered to shareholders; and

•	with respect to an election to be held at a special meeting of shareholders, the close of business on the tenth day following the date on which notice of such meeting is first given to shareholders.

Each shareholder notice to the Corporate Secretary is required to state:

•	the name and address of the shareholder and his, her or its nominees;

•	a representation that the shareholder is entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the proposed nominees;

•	a description of all arrangements or understandings between the shareholder and each proposed nominee;

•	all other information required to be included in a proxy statement soliciting proxies for the election of the nominees of such shareholder; and

•	the consent of each nominee to serve as a member of the Board of Directors if so elected.

On March 10, 2010, the Board of Directors further amended CTI’s by-laws with respect to an advance notice requirement for shareholders wishing to propose nominee(s) for election as director(s). Specifically, Section 3(a) of Article IV of CTI’s by-laws was amended to expand the information required in the written notice for it to be considered properly submitted:

•	with respect to an election to be held at an annual meeting of shareholders:

•

in the case of the first annual meeting following the effective date of the by-law amendment (March 10, 2010) or if no annual meeting was held in the previous year, not later than the close of business on the tenth (10th) day following the date on which public announcement of the date such meeting is first made by CTI; and

•

with respect to an election to be held at a special meeting of shareholders, the close of business on the tenth (10th) day following the date on which public announcement of the date of such meeting is first made by CTI.

Each shareholder notice to the Corporate Secretary is now required to include, among other things, the following additional information:

•	the class or series and number of shares of CTI’s capital stock which are owned beneficially and of record by the shareholder and such beneficial holder;

•

a description of any agreement, arrangement or understanding with respect to the proposal between or among the shareholder and such beneficial owner, any of their respective affiliates or associates, and any others acting in concert with respect to the foregoing;

•

a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, warrants, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of the shareholder’s notice by, or on behalf of, such shareholder and such beneficial owners, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, such shareholder and such beneficial owner, with respect to the shares of CTI’s common stock (which information shall be supplemented by such shareholder and beneficial owner, if any, not later than 10 days after the record date of the meeting);

•

a representation that the shareholder is a holder of record of CTI’s common stock entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person(s) specified in the notice; and

•

a representation whether the shareholder or beneficial owner, if any, intends or is part of a group which intends to deliver a proxy statement and/or form of proxy to holders with sufficient ownership to approve or adopt the proposal or elect the nominee by proxy or otherwise to solicit proxies from shareholders in support of such proposal.

Shareholder Access to Ballot

On April 20, 2007, the Board of Directors amended the CTI by-laws to permit certain long-term substantial shareholders to propose nominees for election as directors on the CTI ballot.

A new Section 3(b) was added to Article IV of the by-laws which provides that a shareholder who meets certain conditions (or a Nominator) may nominate one candidate for election at a meeting of shareholders at which directors are to be elected. CTI is required to include the nominee’s name and a supporting statement (not to exceed 500 words) furnished by the Nominator in its proxy materials for the meeting, and will allow shareholders to vote with respect to such nominee on the CTI proxy card.

The conditions a Nominator must meet include:

•	beneficial ownership of 5% or more of CTI common stock continuously for at least two years as of both the date written notice of the nomination is submitted to CTI and the record date for the meeting;

•

the furnishing of timely notice to CTI’s Corporate Secretary containing certain information regarding the Nominator and the nominee and the nominee’s consent to being named in the proxy statement and to serve as a director if elected; and

•

execution of an undertaking that the Nominator agrees to assume all liability stemming from any legal or regulatory violation arising out of the Nominator’s communications and to comply with all applicable laws and regulations.

A Nominator whose nominee does not receive at least 25% of the votes cast at the meeting will be prohibited from making a nomination pursuant to this by-law provision for four years from the date of the meeting.

Majority Voting

On April 20, 2007, the Board of Directors adopted an amendment to the CTI Certificate of Incorporation that would, except in the case of contested elections, provide for the election of directors by a majority vote of the votes cast, in place of a plurality of the votes cast. The Board of Directors resolved to submit such amendment for shareholder approval at the next regular annual meeting of shareholders.

Pursuant to such amendment, the following provision would be added to the CTI Certificate of Incorporation:

At each annual meeting of shareholders, directors shall be elected by a “majority of votes cast” (as defined herein) to hold office until the next annual meeting, unless the election is contested, in which case directors shall be elected by a plurality of votes cast. An election shall be contested if, as determined by the Board of Directors, the number of nominees exceeds the number of directors to be elected. A “majority of votes cast” means that the number of shares voted “for” a director exceeds the number of votes “withheld” or cast “against” that director.

In connection with the amendment to the Certificate of Incorporation referred to above, and subject to shareholder approval of such amendment, CTI’s by-laws will be amended by deleting the reference to plurality voting in Article II, Section 2 and replacing it with a reference to a majority voting standard.

Director Resignation Policy

On April 20, 2007, in connection with the amendment to the Certificate of Incorporation described above, the Board of Directors adopted a policy, which provides, among other things, that (i) as a condition for nomination or re-nomination, a director nominee will agree to submit a letter of resignation from the Board of Directors in the event the director fails to receive a majority of the votes cast in an uncontested election, and (ii) if a resignation is submitted, the Board of Directors will decide, through a process managed by the Corporate Governance and Nominating Committee of the Board of Directors (and excluding the nominee in question), whether to accept such resignation, it being expected that the Board of Directors will accept the resignation absent a compelling reason to the contrary. Under the policy, the Board of Directors’ explanation of its decision will be disclosed in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

The information provided under this Item 11 involves the compensation paid or accrued for services rendered by (i) the executive officers whose compensation is required to be disclosed under SEC rules and (ii) directors, each in respect of the fiscal years ended January 31, 2009, 2008, 2007 and 2006. As the SEC’s rules governing the disclosure of executive and director compensation changed in 2006 requiring compliance with new disclosure requirements from and after the fiscal year ended January 31, 2007, the information herein is presented for each fiscal year in accordance with the disclosure requirements applicable for such fiscal year. The information regarding compensation paid or accrued for services rendered during the fiscal year ended January 31, 2006 is presented in the sub-section of this Item 11 entitled “—Fiscal 2005 Executive Compensation.”

As discussed in more detail below, since the commencement of the Special Committee’s Phase I Investigation there have been significant changes in the composition of CTI’s Board of Directors and its Compensation Committee. Specifically, the Compensation Committee was completely reconstituted in December 2006 and none of the directors currently serving on the Compensation Committee served on CTI’s Board of Directors or any committee of the Board of Directors prior to December 2006. As a result, although the members of the Compensation Committee have recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Annual Report, some of the events described in the discussion preceded any particular director’s election to the Compensation Committee or the Board of Directors. Information contained in the discussion related to those events preceding any director’s election to the Compensation Committee is not based on the personal knowledge of such director and based principally on a review of the minutes of the meetings of the then-incumbent Compensation Committee and other relevant written materials from that period.

The Board of Directors and the Compensation Committee determine the compensation of CTI’s executive officers and directors. The Board of Directors and the Compensation Committee do not participate in discussions relating to, and do not determine, the compensation of the executive officers, directors or employees of CTI’s majority-owned subsidiaries, Verint, Ulticom and Starhome. The compensation of these individuals is determined by the board of directors or an authorized committee of the board of directors of each such subsidiary.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes CTI’s executive compensation program and the factors considered and approach taken by the Board of Directors and the Compensation Committee in designing the compensation program and making individual compensation decisions for the named executive officers during fiscal 2006, 2007 and 2008.

To a large extent, this Compensation Discussion and Analysis does not contain information regarding the approach or actions taken by the Board of Directors or Compensation Committee with respect to CTI’s executive compensation program or compensation decisions for the named executive officers during fiscal 2009 and the fiscal year ending January 31, 2011 (or fiscal 2010). CTI has, in part, disclosed and will continue to disclose such information in its Current Reports on Form 8-K and will more fully disclose such information in its Annual Reports on Form 10-K for fiscal 2009 and fiscal 2010 that CTI intends to file in the future.

Fiscal 2006 Named Executive Officers

For fiscal 2006, the named executive officers were:

•	Paul L. Robinson, the then-Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary;

•	Avi T. Aronovitz, the then-Interim Chief Financial Officer, Vice President, Finance and Treasurer;

•	Zeev Bregman, the then-Chief Executive Officer of Comverse, Inc.;

•	Raz Alon, the former interim Chief Executive Officer;

•	Kobi Alexander, the former Chairman of the Board of Directors and Chief Executive Officer; and

•	David Kreinberg, the former Executive Vice President and Chief Financial Officer.

These individuals are collectively referred to as the “2006 Named Executive Officers.”

Fiscal 2007 Named Executive Officers

For fiscal 2007, the named executive officers were:

•	Andre Dahan, the President, Chief Executive Officer and member of the Board of Directors;

•	Lance Miyamoto, the then-Executive Vice President, Global Head of Human Resources;

•	Mr. Aronovitz, the then-Interim Chief Financial Officer, Vice President, Finance and Treasurer;

•	Cynthia L. Shereda, the then-Executive Vice President, General Counsel and Corporate Secretary;

•	Mr. Bregman, the former Chief Executive Officer of Comverse, Inc.;

•	Yaron Tchwella, the former President of Comverse, Inc.; and

•	Mr. Robinson, the former Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary.

These individuals are collectively referred to as the “2007 Named Executive Officers.”

Fiscal 2008 Named Executive Officers

For fiscal 2008, the named executive officers were:

•	Mr. Dahan, the President, Chief Executive Officer and member of the Board of Directors;

•	Mr. Miyamoto, the then-Executive Vice President, Global Head of Human Resources;

•	Urban Gillstrom, the then-Senior Vice President, President, Global Sales of Comverse, Inc.;

•	Joseph R. Chinnici, the then-Executive Vice President and Chief Financial Officer;

•	Ms. Shereda, the then-Executive Vice President, General Counsel and Corporate Secretary; and

•	Mr. Aronovitz, the former Vice President, Finance and Treasurer, who also served as Interim Chief Financial Officer until May 5, 2008.

These individuals are collectively referred to as the “2008 Named Executive Officers” and, together with the 2006 Named Executive Officers and the 2007 Named Executive Officers, as the “Named Executive Officers.”

Overview of Events during Fiscal 2006, 2007 and 2008 Affecting the Executive Compensation Program

On March 14, 2006, CTI disclosed that its Board of Directors formed the Special Committee that commenced the Phase I Investigation. On November 14, 2006, CTI disclosed that the Special Committee commenced its Phase II Investigation. The Special Committee investigations were concluded on January 28, 2008. In addition, in connection with the audit of CTI’s consolidated financial statements, on November 5, 2007, CTI disclosed that its management commenced the revenue recognition evaluation in November 2007. For a summary of the Special Committee’s investigations and management’s revenue recognition evaluation, see “Explanatory Note—Investigations and Evaluations” immediately preceding Item 1 of this Annual Report. The executive compensation program, as well as most of the significant compensation decisions involving the Named Executive Officers during this period, has been shaped by the comprehensive changes in senior management and the reconstitution of the Board of Directors following the commencement of the Special Committee’s Phase I Investigation.

Changes in Senior Management during Fiscal 2006

Upon the commencement of the Special Committee’s Phase I Investigation in March 2006, the then-senior management, consisting of Mr. Alexander, the former Chairman of the Board of Directors and Chief Executive Officer, Mr. Kreinberg, the former Executive Vice President and Chief Financial Officer and William Sorin, the former Senior General Counsel and Corporate Secretary, and a former member of the Board of Directors, continued to manage CTI’s business while responding to inquiries from the Special Committee.

On April 28, 2006, Messrs. Alexander, Kreinberg and Sorin were forced to resign from their respective positions and became interim advisors to CTI for the purpose of providing transitional assistance to senior management and cooperating with the Special Committee. The advisory relationship with each of Messrs. Alexander, Kreinberg and Sorin was reflected in cooperation agreements each contemplating a six-month term. On August 17, 2006, at the direction of the Special Committee, Messrs. Alexander, Kreinberg and Sorin were each given notice of termination of all prior employment and similar agreements or arrangements, including the cooperation agreements, without severance or any other payments, and all the outstanding vested and unvested unexercised stock options, restricted stock awards and any other equity that CTI had previously granted to these individuals were revoked. In addition, Messrs. Alexander, Kreinberg and Sorin each signed a release of claims against CTI as part of the settlement of the shareholder derivative actions and Mr. Alexander signed an additional release of claims against CTI as part of the settlements of the shareholder class action, the shareholder derivative actions and the Direct Actions.

As a result of these resignations, on April 28, 2006, Ron Hiram, a then-member of the Board of Directors, was named non-executive Chairman of the Board of Directors, Mr. Alon, a member of the Board of Directors, was named interim Chief Executive Officer, Mr. Aronovitz, the then-Vice President of Finance and Treasurer, was named Interim Chief Financial Officer, Vice President, Finance and Treasurer and Mr. Robinson, the then-Vice President of Legal and General Counsel, was named Chief Administrative Officer, Executive Vice President, General Counsel and Corporate Secretary.

In November 2006, upon the election of five additional independent directors to the Board of Directors and the understanding that the Board of Directors would take an active role in the management of CTI, the Board of Directors eliminated the position of interim Chief Executive Officer. Mr. Alon ceased serving as interim Chief Executive Officer on November 17, 2006 and continues to serve as a member of the Board of Directors. At the same time, Mr. Robinson was named Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary and began serving as principal executive officer.

Changes in Senior Management in Fiscal 2007

There were a number of changes to senior management during the fiscal year ended January 31, 2008:

•	effective March 31, 2007, Mr. Bregman, the then-Chief Executive Officer of Comverse, Inc., resigned in accordance with a notice of resignation dated February 2, 2007;

•	effective February 6, 2007, Mr. Tchwella was appointed as President of Comverse, Inc.;

•	effective April 30, 2007, Mr. Dahan was named President and Chief Executive Officer, as well as a member of the Board of Directors;

•	effective June 29, 2007, Mr. Robinson’s employment as Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary terminated;

•	effective October 15, 2007, Ms. Shereda was named Executive Vice President, General Counsel and Corporate Secretary;

•	effective November 1, 2007, Mr. Miyamoto was named Executive Vice President, Global Head of Human Resources; and

•

effective November 2007, Mr. Tchwella relinquished his position as President of Comverse, Inc. and he continued to serve as an employee advising Comverse, Inc. through January 31, 2008. Concurrently, Mr. Dahan was named President and Chief Executive Officer of Comverse, Inc.

Changes in Senior Management during Fiscal 2008

There were a number of changes to senior management during the fiscal year ended January 31, 2009:

•

effective June 5, 2008, Mr. Chinnici was named Executive Vice President and Chief Financial Officer, replacing the Interim Chief Financial Officer, Mr. Aronovitz, who continued to serve as Vice President, Finance and Treasurer;

•	effective November 1, 2008, Mr. Gillstrom was named Senior Vice President, President, Global Sales of Comverse, Inc.; and

•	effective November 30, 2008, Mr. Aronovitz’s employment as Vice President, Finance and Treasurer terminated.

Subsequent Changes in Senior Management

Since January 31, 2009, additional changes to senior management have taken place:

•

effective March 20, 2009, Ms. Shereda resigned as Executive Vice President, General Counsel and Corporate Secretary and, on that date, Shefali A. Shah, the then-Associate General Counsel, was named Acting General Counsel and Corporate Secretary;

•	effective May 20, 2009, Mr. Chinnici’s employment as Executive Vice President and Chief Financial Officer terminated;

•	effective May 26, 2009, Stephen M. Swad was named Executive Vice President and Chief Financial Officer;

•	effective May 28, 2009, Dror Bin was named Executive Vice President, President of Global Products and Services of Comverse, Inc.;

•

effective November 11, 2009, (i) Urban Gillstrom’s employment as Senior Vice President, President, Global Sales of Comverse, Inc. terminated and Mr. Bin assumed such position and (ii) Gabriel Matsliach was named Senior Vice President, President of Global Products and Services of Comverse, Inc. replacing Mr. Bin in such position;

•	effective January 5, 2010, Mr. Miyamoto’s employment as Executive Vice President, Global Head of Human Resources terminated;

•	effective March 11, 2010, Ms. Shah, the then-Acting General Counsel and Corporate Secretary, was named Senior Vice President, General Counsel and Corporate Secretary;

•	effective June 13, 2010, Ms. Dayan was named Senior Vice President, Global Head of Human Resources of Comverse, Inc.; and

•

effective June 30, 2010, Howard Woolf’s employment as Senior Vice President, Global Services of Comverse, Inc. terminated and, on May 12, 2010, Philip H. Osman was named to such position, effective June 1, 2010.

Compensation information with respect to certain of the senior executive officers identified above and the related compensation discussion and analysis for the fiscal year ended January 31, 2010 are not included in this Annual Report, but will be disclosed in a future filing covering such fiscal year.

Changes in CTI’s Board of Directors and Compensation Committee

As previously noted, the Board of Directors was reconstituted during the months following the commencement of the Special Committee’s Phase I Investigation and ten of the 11 current directors joined the Board of Directors following the commencement of the Special Committee’s Phase I Investigation. In addition, in December 2006, the Compensation Committee was reconstituted in its entirety as all of the then-incumbent committee members, consisting of John H. Friedman, Ron Hiram and Sam Oolie resigned from the committee and were replaced by new members of the Board of Directors, Susan D. Bowick, Joseph O’Donnell and Theodore H. Schell. The Compensation Committee prior to these committee resignations is referred to as the “Former Compensation Committee” and the Compensation Committee as constituted following the committee resignation of the members of the Former Compensation Committee is referred to as the “Current Compensation Committee.” Each member of the Former Compensation Committee subsequently resigned from the Board of Directors at later dates.

Effective May 30, 2008, Mr. O’Donnell was replaced by Dr. Nottenburg as a member of the Compensation Committee, and on November 11, 2008, the Compensation Committee was renamed the Compensation and Leadership Committee.

Executive Compensation Philosophy

The Business Environment

Through Comverse, Inc., CTI operates in the highly complex and competitive telecommunications industry, which is being constantly reshaped by sweeping technological advances, rapidly changing market requirements, the emergence of new competitors and customer consolidation. To compete and succeed in this environment, new products and technologies must be continuously developed and refined, and new business models that enable rapid identification and capitalization of new business opportunities must be devised. Achieving these objectives requires a highly talented and seasoned team of telecommunications and business professionals capable of managing a complex global business. Consequently, a core overall compensation objective is to compensate executive officers in a manner that attracts and retains the caliber of individuals needed to manage and staff a competitive global business operation in a rapidly changing segment of the telecommunications industry.

Former Compensation Committee

Prior to the commencement of the Special Committee’s Phase I Investigation, and based principally on the disclosure in prior proxy statements and a review of the minutes of the meetings of the Former Compensation Committee, the philosophy that guided the design and implementation of the compensation program for the 2006 Named Executive Officers during fiscal 2006 was to foster practices that would:

•	establish an alignment between the interests of the 2006 Named Executive Officers and the shareholders;

•

maintain market competitive compensation practices to attract, retain and motivate the caliber of executive talent required to successfully execute CTI’s business strategy and operating plan and create sustainable shareholder value; and

•	create a high-performance culture by linking rewards to performance.

The Former Compensation Committee compensated the then senior executives through a mix of base salary, annual incentive awards and long-term compensation (in the form of equity incentive awards)

and established base salaries and approved annual cash and equity incentive awards for senior executives on an annual basis. The Former Compensation Committee had last set the base salaries for senior executives in June 2005.

The Former Compensation Committee designed compensation to be competitive with companies in the telecommunications industry both globally, as well as located within the geographic regions in which Comverse operated and competed for executive talent. The Former Compensation Committee monitored the executive compensation practices of global competitors as well as those within the telecommunications industry, in general, to ensure the competitiveness of the overall executive compensation program.

During fiscal 2006, as in prior years, the Former Compensation Committee accomplished this competitive analysis through a compilation of compensation market data based on information from publicly-available proxy statements and general industry surveys for use in its decision-making process.

Following the commencement of the Special Committee’s Phase I Investigation, the Former Compensation Committee’s compensation decisions throughout fiscal 2006 were largely guided by the critical need to ensure, during exigent circumstances, the retention and continued service of the remaining key senior executives. Several of these senior executives were requested to assume significant additional responsibilities and duties relating to the Special Committee investigations, the restatement of CTI’s historic financial statements, the re-establishment of compliance with CTI’s periodic reporting obligations under the federal securities laws, material litigation, in addition to managing the business and executing its strategic and operating plans. Consequently, the Former Compensation Committee and, in certain instances, the Board of Directors, made several compensation-related decisions to address immediate and short-term retention concerns and to acknowledge the extraordinary efforts of certain senior executives under very difficult circumstances.

Current Compensation Committee

Following its reconstitution in December 2006, in addition to its attention to the tasks described above, the Current Compensation Committee established the following objectives for the executive compensation program:

•	reward the attainment of CTI’s short-term and long-term financial and strategic objectives without encouraging undue risk;

•	ensure the alignment of executive compensation with the interests of shareholders by rewarding management for the creation of sustainable, long-term value;

•	attract, retain and motivate highly-skilled executives;

•	implement, to the maximum extent possible, a performance-based compensation program; and

•	maximize the financial efficiency of the overall program from tax, accounting and cash flow perspectives.

Following its reconstitution in December 2006, decisions by the Current Compensation Committee have been significantly impacted by certain important events, including the Special Committee investigations and management’s revenue recognition evaluation, the inability to file periodic reports under federal securities laws, the subsequent delisting of its common stock from NASDAQ and the general uncertainty about our company in the marketplace. In addition, the Current Compensation Committee recognized the extraordinary effort required of our executive officers during the periods covered by this Annual Report and the paramount importance of retaining the services of certain executives in order to maintain the continuity of our leadership and the Special Committee Investigations. Consequently, to attract and retain qualified executives, it has been necessary for the Current Compensation Committee to diverge from the guiding principles described below, but as conditions continue to normalize, the Current Compensation Committee continues to work towards complying with those principles.

In addition to the objectives described above, the Current Compensation Committee also monitors the compensation program to ensure that it does not encourage employees to, or reward employees for, taking inappropriate or excessive business risks or for establishing business practices considered to involve excessive risk. Specifically, in structuring incentive compensation arrangements, the Current Compensation Committee considers the likely behaviors that will be promoted by each structure or arrangement to assess whether such behaviors are consistent with our company’s risk profile and tolerance, as well as their potential impact on short-term and long-term business strategies and objectives. In formulating and setting the overall amounts and mix of executive compensation, the Current Compensation Committee considers whether there are appropriate internal control processes and procedures to manage and mitigate the associated risks. In light of the finding of the Special Committee in respect of CTI’s historic stock option grant practices, the Current Compensation Committee has undertaken remedial measures relating to the grant of equity-based compensation awards in the future, including the adoption of an equity award grant policy. For a description of CTI’s equity award grant policy, see “—Other Executive Compensation Matters—Equity Award Grant Practices.”

Executive Compensation Program Elements

During fiscal 2006, 2007 and 2008, the executive compensation program consisted of three principal elements:

•	base salary;

•	annual cash incentive awards; and

•	equity incentive awards.

During fiscal 2006 and 2007, the executive compensation program also included a retention bonus element.

In addition, the executive compensation program included specified health, welfare, and other employee benefits, limited perquisites and severance benefits. A competitive package of health and welfare benefits is provided to executives to the extent that they are both affordable and support overall business and human resource strategies. While several senior executives hired in fiscal 2007 and 2008 were provided with limited perquisites and other personal benefits which reflected former company practice, such perquisites and other personal benefits are being systematically phased out and, to the degree necessary, are being replaced with appropriate incremental adjustments to base salary and incentive compensation.

Guiding Principles

The guiding principles for determining each of the principal elements under the executive compensation program to achieve the objectives described above are as follows:

•

In the aggregate, incentive compensation (that is, the combined value of annual cash incentive award opportunities and equity awards) will, over time, be determined targeting total direct compensation at the 75th percentile of the competitive market (based on the current peer group) for above-average performance, although, given the current retention considerations noted above, this shift is expected to take place over an extended period.

•

Base salaries, which are intended to reflect the fixed component of each senior executive’s total compensation, will, over time, be determined with reference to the 50th percentile of the competitive market (based on the current peer group); although, given current retention considerations noted above, this shift is expected to take place over an extended period.

•

Annual cash incentive award opportunities will be performance-based, using corporate and individual performance objectives that are consistent with CTI’s business strategy and objectives and believed to be the key drivers of shareholder value.

Long-term incentives will continue to be made in the form of stock-based awards. For the period covered by this Annual Report, award vesting was based on continued service to mitigate potential risk and serve as a means to retain senior executives. Subsequent to the end of the fiscal year ended January 31, 2009, the Current Compensation Committee granted equity awards comprised of awards with vesting based on continued service and awards with vesting based on the achievement of performance objectives that are consistent with CTI’s and Comverse, Inc.’s business strategy.

Process

At the beginning of each fiscal year, with respect to senior executives, the Current Compensation Committee reviews base salaries to determine whether any adjustments are necessary or appropriate, determines the payments, if any, under the annual cash incentive award plan, approves the target annual cash incentive award opportunities, establishes the corporate and individual performance objectives and related target levels for the current fiscal year and the respective target levels for each quantifiable performance objective, for that fiscal year. Equity awards are recommended by the Current Compensation Committee and approved by the Board of Directors by a vote that includes a majority of the independent directors.

Senior executives may be considered for equity awards:

•	upon joining CTI or Comverse, Inc.;

•	in connection with a significant change in responsibilities;

•	annually to provide incentives for continued performance; and

•	occasionally to achieve internal parity between different executive positions or to meet retention objectives.

Since the commencement of the Special Committee’s Phase I Investigation and during the Restricted Period (as defined below), the primary equity vehicle for delivering long-term incentives to senior executives has been retention-oriented (that is, time-vested) DSU awards. Each DSU award represents a right to receive one share of CTI’s common stock on a designated future date, contingent on vesting and potentially other conditions. The primary reasons for using DSU awards have been:

•	retention, which, while always an important objective, has been critically important since the commencement of the Special Committee’s Phase I Investigation;

•

the prohibition on exercise of vested stock options by all employees, including senior executives, until such time as CTI is able to become current in its periodic reporting obligations under the federal securities laws with an effective registration statement on Form S-8 on file with the SEC;

•	the ability to defer the delivery of the shares in settlement of DSU awards until such time as the award recipients are able to sell the underlying shares to cover tax liabilities; and

•	the perception of employees that, in the context of CTI’s current operating conditions, stock options have limited value.

In making its compensation decisions, the Current Compensation Committee is provided with the recommendations of Mr. Dahan and other information from its compensation consultant, Frederic W. Cook & Co. (or Cook), a national executive compensation consulting firm.

In any given year, Cook may perform some or all of the following services for the Current Compensation Committee:

•	establish the competitive market, as well as the 50th and 75th percentiles, for competitive positioning purposes;

•	assist in developing and refining the executive compensation philosophy;

•	perform a competitive market analysis of CTI’s senior executive positions;

•	assist in evaluating the Chief Executive Officer’s executive recruitment strategy;

•	analyze director compensation pay levels and trends; and

•	assist in the review and design of an annual cash and long-term incentive compensation plans.

In the context of the guiding principles described above, Mr. Dahan conducts an annual performance evaluation of each senior executive and, based on that evaluation, makes recommendations as to any and all adjustments that should be made in each executive’s base salary, annual cash incentive opportunity and the value of any annual equity award. These recommendations are reviewed by the Current Compensation Committee which uses this information only as a reference point for its deliberations. Ultimately, the Current Compensation Committee applies its own business judgment and experience to determine the form and amount of compensation for the senior executives, including the Named Executive Officers. The Current Compensation Committee makes the decisions about Mr. Dahan’s compensation and is responsible for evaluating his performance in consultation with the Board of Directors. Mr. Dahan is not present during any discussion of the Current Compensation Committee relating to his own compensation.

February 2006 – November 2006 Former Compensation Committee Actions

During fiscal 2006, the Former Compensation Committee engaged Hewitt Associates (or Hewitt), a national executive compensation consulting firm, to assist with the execution of the responsibilities of the Former Compensation Committee. Previously, in May 2005, Hewitt had conducted a study of the competitiveness of the executive compensation program. Hewitt benchmarked the senior executives’

compensation to the pay levels that were reported in the definitive proxy statements filed by the following 18 companies, referred to as the “Peer Group,” each of which operates within the telecommunications industry:

3Com Corporation	Lucent Technologies, Inc.
ADC Telecommunications, Inc.	Mercury Interactive Corporation
Avaya Inc.	Openwave Systems, Inc.
Ciena Corporation	Scientific-Atlanta, Inc.
Compuware Corporation	Tekelec
Convergys Corporation	Tellabs, Inc.
CSG Systems International, Inc.	Unisys Corporation
Harris Corporation	VeriSign, Inc.
JDS Uniphase Corporation	Veritas Software Corporation

These companies were identified as Peer Group members as they represented potential sources of and destinations for senior executive talent and many competed directly with CTI for the sale of products and services and for equity capital.

For purposes of this 2005 study, Hewitt compared the compensation for senior executives to the pay reported for the executives of the Peer Group companies who shared comparable job functions and responsibilities. Hewitt compiled the benchmark compensation levels and formulated statistical reference points (such as median and 75th percentile) for total compensation and for each of the principal elements of the executive compensation program. Hewitt determined that the total compensation expenditure for senior executives was positioned close to the 75th percentile of the Peer Group practices.

During fiscal 2006, Hewitt provided the Former Compensation Committee with information regarding executive compensation practices within the telecommunications industry and among other companies of varying size. The Former Compensation Committee also was provided with competitive third-party survey data of similarly-sized companies within CTI’s industry.

In addition, following the commencement of the Special Committee’s Phase I Investigation, Hewitt conducted a separate study of the compensation practices and pay levels of companies undergoing similar investigations and challenges similar to CTI, regardless of company size or industry. The results of this analysis also were made available to the Former Compensation Committee.

Prior to the Special Committee’s Phase I Investigation, Mr. Alexander, the former Chairman and Chief Executive Officer, and Mr. Kreinberg, the former Executive Vice President and Chief Financial Officer, provided management recommendations and input to the Former Compensation Committee on target annual cash award opportunities and equity awards for each of the senior executives (except with respect to their own compensation) for fiscal 2006 for its consideration. They also were involved in discussing potential performance objectives and performance target levels under the annual cash incentive plan. However, the substance of these discussions was not documented and the Former Compensation Committee did not approve any awards or make any decisions about the annual cash incentive plan prior to the commencement of the Special Committee’s Phase I Investigation.

The Former Compensation Committee was furnished with the compensation data provided by Hewitt and, until his resignation, the input and recommendation of the former Chairman and Chief Executive Officer, for use in its deliberations to determine the compensation levels for senior executives.

During the period from February 2006 through November 2006, the Former Compensation Committee took the following actions:

Annual Cash Incentive Award Opportunities

As noted above, the minutes from this period indicate that the Former Compensation Committee had not yet established the terms and conditions of the annual cash incentive award opportunities for senior executives for fiscal 2006 under the annual cash incentive plan prior to the commencement of the Special Committee’s Phase I Investigation.

The Former Compensation Committee included annual cash incentive award opportunities in the employment agreements that it negotiated with Messrs. Alon, Aronovitz and Robinson later in the year.

Cooperation Agreements with Messrs. Alexander, Kreinberg and Sorin

In conjunction with their resignations on April 28, 2006, to ensure their cooperation with the Special Committee and to facilitate the transition in senior management, CTI entered into cooperation agreements with Messrs. Alexander, Kreinberg and Sorin, each with a six-month term unless earlier terminated by either party. These agreements were negotiated and approved by the Board of Directors. Under the terms of these agreements, each individual was appointed an interim advisor and agreed to make himself reasonably available to, cooperate with and provide information to the Special Committee and its designees in connection with the Special Committee’s Phase I Investigation.

Pursuant to these agreements, each of Messrs. Alexander and Kreinberg was entitled to receive an annual payment of $25,000, continued use of a company car on the terms applicable to him prior to the date of the agreement for his personal use and the right to participate in the insurance, Section 401(k) and other benefit plans or arrangements on the same terms and conditions applicable to employees generally. In addition, Mr. Alexander’s agreement provided for him to receive supplemental medical benefits on the same terms as then applicable to him prior to his resignation. Pursuant to his agreement, Mr. Sorin was not entitled to receive any annual payment, but was entitled to participate in the insurance, Section 401(k) and other benefit plans or arrangements on the same terms and conditions applicable to employees generally.

Further, the terms of these agreements prohibited each individual from receiving any equity or other incentive compensation under any of plans or other arrangements, and provided further that no previously granted equity awards would vest during the term of these agreements. In addition, each individual agreed not to exercise or transfer any outstanding stock options during the term of his agreement.

Under the terms of these agreements, each individual’s outstanding vested stock options were to terminate upon the later to occur of (i) the expiration of the first 30-consecutive calendar day period during which he was permitted to exercise such options on every day during such period and (ii) December 31, 2006, subject to the original ten-year term of such stock options. Finally, each individual was subject to certain confidentiality provisions and restrictive covenants.

On August 17, 2006, CTI, at the direction of the Special Committee, terminated all prior employment and similar agreements or arrangements, including the cooperation agreements, with each of Messrs. Alexander, Kreinberg and Sorin, without severance or any other payments. In addition, CTI revoked all of the outstanding vested and unvested unexercised stock options, restricted stock awards and any other equity that it had previously granted to these individuals. Furthermore, Messrs. Alexander, Kreinberg and Sorin each signed a release of claims against CTI as part of the settlement of the shareholder derivative actions and Mr. Alexander signed an additional release of claims against CTI as part of the settlements of the shareholder class action, the shareholder derivative actions and the Direct Actions.

Base Salary Adjustments for Messrs. Alon, Aronovitz and Robinson

Immediately prior to the commencement of the Special Committee’s Phase I Investigation, the base salaries of Messrs. Aronovitz and Robinson were $170,000 and $252,500, respectively. However, following the commencement of the Special Committee’s Phase I Investigation and their appointments as executive officers, their base salaries were increased as described in the following paragraphs.

On March 30, 2006, the Board of Directors approved an adjustment to Mr. Robinson’s base salary to $415,000 and, as a retention payment to him, a supplemental increase in his annual base salary for the remainder of fiscal 2006 at a rate of $110,000 in recognition of the additional responsibilities and duties that he had assumed as a result of the Special Committee’s Phase I Investigation and his overall increased responsibilities and duties. Consequently, Mr. Robinson’s annual base salary after taking into account his base salary adjustment and this special retention payment was $525,000. These adjustments were made effective retroactive to February 1, 2006. It was understood that this retention salary supplement adjustment would end at the earlier of CTI becoming current in its periodic reporting obligations under the federal securities laws or the end of fiscal 2006. The adjustment was incorporated into Mr. Robinson’s employment agreement and he was compensated at this level through the termination of his employment with CTI, which occurred before CTI became current in its periodic reporting obligations under the federal securities laws.

On April 28, 2006, the Former Compensation Committee adjusted the base salaries of Messrs. Aronovitz and Robinson to reflect their increased responsibilities and duties, with the adjustments being retroactive to February 1, 2006. In making these adjustments, the Former Compensation Committee considered the Peer Group data prepared by Hewitt. The annual base salary of Mr. Aronovitz was increased to $310,000, while the annual base salary of Mr. Robinson was increased to $550,000 (inclusive of the retention salary supplement adjustment made in March 2006). These adjustments were intended to be effective for fiscal 2006 only, with the base salaries of Messrs. Aronovitz and Robinson to be reevaluated in fiscal 2007.

In the case of Mr. Alon, Hewitt advised the Former Compensation Committee that, typically, the base salary to be paid to an interim Chief Executive Officer should correspond to the base salary paid to a Chief Executive Officer. In determining Mr. Alon’s compensation, the Former Compensation Committee considered Hewitt’s historic survey data on the base salaries of interim chief executive officers of comparable companies and the time commitment and responsibilities involved in the position of interim Chief Executive Officer, including the commitment required of Mr. Alon during the Special Committee’s Phase I Investigation, the restatement of CTI’s historic financial statements and the fact that, during the term of his employment, he would not be entitled to any director fees for service on the Board of Directors or the Special Committee. Accordingly, the Former Compensation Committee decided to pay Mr. Alon a base salary of $50,000 per month.

Employment Agreements with Messrs. Alon, Aronovitz and Robinson

The Former Compensation Committee negotiated written employment agreements with Messrs. Alon, Aronovitz and Robinson. These agreements were negotiated by the Former Compensation Committee and approved by the Board of Directors in July 2006.

Each of these employment agreements was for a fixed duration (although Messrs. Aronovitz’s and Robinson’s agreements provided for automatic renewal for additional one-year periods), and contained the terms of employment of each executive, including base salary, annual cash incentive award opportunity, equity awards, perquisites, in-service benefits and post-employment benefits. In addition, the agreements provided for potential retention bonuses as described below. Finally, these agreements imposed certain obligations on the individual both during and following his employment with CTI.

For a summary of the material terms and conditions of these employment agreements, see “—Employment Agreements and Arrangements with Named Executive Officers.”

Upon the elimination of the position of interim Chief Executive Officer by the Board of Directors in November 2006, pursuant to the terms of his employment agreement, Mr. Alon received the compensation otherwise payable to him under the agreement through April 30, 2007, including a lump-sum payment of his base salary and retention bonus (as described in more detail below) and partial vesting of his equity awards as described in “—Potential Payments Upon Termination or Change in Control.”

Retention Bonuses for Messrs. Alon, Aronovitz and Robinson

As part of their employment agreements and to recognize the effort and commitment that would be required of Messrs. Alon, Aronovitz and Robinson during the course of the Special Committee’s Phase I Investigation, the need to ensure immediate management stability to be able to address the challenges resulting from the investigation in addition to managing the business and executing CTI’s strategic and operating plans, and the importance of retaining these executives, the Former Compensation Committee decided to offer cash retention bonuses to these individuals payable at the end of specified retention periods.

In determining the amount of each individual’s retention bonus and the length of the retention period, the Former Compensation Committee considered guidance provided by Hewitt, the anticipated duration of the Special Committee’s Phase I Investigation and the time needed for CTI to become current in its periodic reporting obligations under the federal securities laws, each individual’s position and seniority, the retention risk and his performance level. Based on these considerations, the Former Compensation Committee decided to award cash retention bonuses of $400,000 to Mr. Alon, $430,000 to Mr. Aronovitz and $400,000 to Mr. Robinson. Mr. Alon’s retention bonus was scheduled to be paid in a single lump sum on April 30, 2007, the conclusion of his employment term, and was actually paid upon termination of his service as interim Chief Executive Officer in November 2006 in connection with the elimination of that position. Mr. Aronovitz’s retention bonus was paid in installments in accordance with the terms of his employment agreement, with $250,000 paid on May 15, 2007 and the remaining $180,000 paid in three equal installments on each of July 31, 2006, January 31, 2007 and June 1, 2007. Mr. Robinson’s retention bonus was paid in full on May 15, 2007 in accordance with the terms of his employment agreement, midway during his employment term.

Equity Awards

As previously noted, beginning in fiscal 2006, CTI’s ability to use equity awards as a meaningful compensation component was substantially limited. Consequently, the Former Compensation Committee selected DSU awards as the primary equity-based compensation vehicle to be granted to a limited number of senior executives in fiscal 2006 in private placements pursuant to the exemption from the registration requirements of the Securities Act of 1933 (or the Securities Act), afforded by Section 4(2) thereof. Thus, the Former Compensation Committee decided to grant DSU awards, to be settled in shares of common stock, to Messrs. Alon, Aronovitz and Robinson in connection with formalizing their employment relationships.

At the time they entered into their employment agreements, Messrs. Alon, Aronovitz and Robinson were each granted DSU awards covering 40,000 shares of common stock. Mr. Alon’s award was scheduled to vest as to 80% of his award on April 30, 2007, 15% on April 30, 2008 and 5% on July 14, 2009, with accelerated vesting of a portion of the initial installment in the event of the termination of his employment prior to April 30, 2007. This vesting schedule was selected to tie the majority of Mr. Alon’s award to the anticipated period that he would be serving as interim Chief Executive Officer. Messrs. Aronovitz’s and Robinson’s awards were subject to four-year vesting schedules, with 25% of their awards vesting on each of May 31, 2007, May 31, 2008, May 31, 2009 and May 31, 2010, subject to accelerated vesting under certain circumstances.

In addition, at the time he entered into his employment agreement, the Former Compensation Committee agreed to grant Mr. Alon, within ten days after the first date on which CTI was eligible to file a registration statement on Form S-8 with the SEC to register the underlying option shares, a stock option to purchase 30,000 shares of common stock, with an exercise price equal to the fair market value of the underlying shares of common stock on the date of grant and vesting in full on April 30, 2007. Similarly, at the time he entered into his employment agreement, the Former Compensation Committee agreed to grant Mr. Robinson a stock option to purchase 10,000 shares of common stock within ten days after such first date referred to above, with an exercise price equal to the fair market price of the underlying shares of common stock on the date of grant and vesting in four equal annual increments on May 31, 2007, May 31, 2008, May 31, 2009, and May 31, 2010, under the same conditions described with respect to Mr. Alon’s stock option grant. As a result of the termination of the employment of each of Messrs. Alon and Robinson, these obligations ultimately expired.

Restriction on Option Exercises and Tolling Arrangements

Following the commencement of the Special Committee’s Phase I Investigation, the Former Compensation Committee determined that CTI was ineligible to use its registration statements on Form S-8. Consequently, to ensure it did not violate federal securities laws, in April 2006, CTI prohibited the exercise of vested stock options until such time as it was determined that CTI is current in its periodic reporting obligations under the federal securities laws and has an effective registration statement on Form S-8 on file with the SEC. This period is referred to as the “Restricted Period.”

To address the fact that, should an employee, including a senior executive, leave CTI or its subsidiaries during the Restricted Period, his or her vested stock options may lapse as a result of his or her inability to exercise the options during the contractually-provided post-employment exercise period, the Former Compensation Committee approved an accommodation, referred to as the “Tolling Accommodation.” The Tolling Accommodation provides for the extension of the exercise rights of each former employee (other than those employees and directors identified in CTI’s definitive proxy statement for fiscal 2004 filed on May 9, 2005) with respect to his or her vested stock options, such that any vested stock options that would otherwise expire due to termination of employment during the Restricted Period would remain exercisable until the later to occur of (i) 90 days after the date of his or her termination of employment or (ii) 30 days after the Restricted Period had expired. However, the Tolling Accommodation did not extend any option’s term beyond its contractual termination date; typically ten years after the date of grant. Subsequently, the Board of Directors approved the Tolling Accommodation to each of Messrs. Friedman and Oolie, two former CTI directors who were named in such definitive proxy statement, in connection with their resignations from the Board of Directors effective April 30, 2007. However, each of Messrs. Friedman and Oolie agreed to relinquish all of his outstanding unexercised options pursuant to the terms of the settlement agreement for the shareholder derivative actions (upon the settlements becoming final without any further appeal).

December 2006 – April 2007 Current Compensation Committee Actions

Following its appointment in December 2006, the Current Compensation Committee assumed responsibility for overseeing and administering the executive compensation program. In this regard, the Current Compensation Committee began to reevaluate the then-current compensation policies and to develop and document new policies in an effort to recruit and retain senior executives capable of managing CTI’s business and executing its strategic and operating plans in conjunction with the Special Committee investigations and its efforts to be in compliance with its periodic reporting obligations under the federal securities laws.

From December 2006 through April 2007, the Current Compensation Committee began to focus on strengthening the management team and restructuring the executive compensation program. Its first priority, which it accomplished in March 2007, was identifying and hiring a new Chief Executive Officer. It also began to consider various retention and compensation arrangements to bolster management continuity and to allay employee concerns about strategic alternatives as a result of then-recent events. In addition, during this period the Current Compensation Committee:

•	determined the annual cash incentive award payouts for fiscal 2006;

•	recommended to the Board of Directors the potential terms of employment and compensation of senior executives being recruited;

•	determined the compensation to be paid to the members of the Board of Directors,;

•	adopted the Executive Severance Protection Plan; and

•	recommended for action by the independent members of the Board of Directors a grant of DSU awards to the senior executives.

During this period, the Board of Directors was actively engaged in the recruitment of a Chief Executive Officer. To support these efforts, Hewitt provided the Current Compensation Committee with information regarding executive compensation practices within the telecommunications industry and among other companies of varying size. This information reflected the compensation practices within a subset of the Peer Group, referred to as the “Modified Peer Group,” that was comprised of the following companies:

ADC Telecommunications, Inc.	Lucent Technologies, Inc.
Avaya Inc.	Mercury Interactive Corporation
Convergys Corporation	Scientific-Atlanta, Inc.
CGS Systems International, Inc.	Tekelec
Harris Corporation	VeriSign, Inc.
JDS Uniphase Corporation

The use of data from the Modified Peer Group reflected the lack of availability of compensation information for several Peer Group companies as a result of merger activity, non-compliance with reporting requirements under the federal securities laws and other circumstances.

Hewitt compiled the executive compensation information reported by the Modified Peer Group companies in their definitive proxy statements and, after adjusting compensation levels for each organization’s size, formulated statistical reference points (such as median and 75th percentile) for total compensation and for each of the principal elements of the executive compensation program. Hewitt then supplied the Current Compensation Committee with information pertaining to the compensation practices applicable to the Chief Executive Officer position and other key senior executive positions within the

Modified Peer Group. In addition, the Current Compensation Committee compared the compensation of the senior executives who were Israeli-based employees against data compiled from various Israeli technology companies, including separation practices and policy data, as Comverse Ltd., one of the largest subsidiaries of Comverse, Inc., is headquartered in Tel Aviv, Israel.

Although the Current Compensation Committee considered the compensation data provided by Hewitt and the input of the Board of Directors in its deliberations, the Current Compensation Committee and the Board of Directors exercised in all cases their own judgment to determine the appropriate compensation levels for senior executives.

During the period from December 2006 through April 2007, the Current Compensation Committee took the following actions:

Base Salary Adjustments and Retention Bonuses

On January 26, 2007, the Board of Directors increased the annual base salary of Mr. Bregman, the then-Chief Executive Officer of Comverse, Inc., from $300,000 to $360,000 effective August 1, 2006 (the date on which his base salary had typically been adjusted in prior fiscal years), and to $400,000 effective February 1, 2007.

In April 2007, the Board of Directors approved changes to Messrs. Aronovitz’s and Robinson’s compensation arrangements. These changes were negotiated by Mr. Terrell, the then-Chairman of CTI’s Board of Directors, with the oversight of the Current Compensation Committee and subject to the final approval of the Board of Directors. In negotiating these changes, retention of these two individuals was deemed of paramount importance for the continuity of CTI’s leadership and the Special Committee Investigations and as there was a concern about losing their services. In addition to retention concerns, Mr. Terrell and the Current Compensation Committee also considered such other factors as:

•	an evaluation of the internal pay relationships for CTI’s senior executives based on their relative duties and responsibilities; and

•	each executive’s performance against the business plan, experience, initiative and leadership, knowledge and his impact on CTI’s performance.

Based on these factors, Mr. Robinson’s base salary was set at $515,000 for fiscal 2007, and he was entitled to a retention salary supplement adjustment at the rate of $135,000 per year for the period commencing from February 1, 2007 and ending six months after the date on which CTI became current in its periodic reporting obligations under the federal securities laws. This represented an increase to his effective salary to $650,000, an increase from an effective salary rate of $550,000 for the previous years. The Board of Directors also awarded Mr. Robinson special retention bonuses of $400,000 payable on each of September 15, 2007 and January 31, 2008, provided that he remained an employee on each payment date.

In the case of Mr. Aronovitz’s compensation arrangements, his base salary was maintained at $310,000 for fiscal 2007. However, for the period commencing from February 1, 2007 and ending six months after the date that CTI became current in its periodic reporting obligations under the federal securities laws, Mr. Aronovitz was also entitled to be paid a salary supplement at the rate of $40,000 per year. Finally, the Board of Directors awarded Mr. Aronovitz special retention bonuses of $200,000 payable on each of October 15, 2007 and January 31, 2008, provided that he remained an employee on each payment date.

Annual Cash Incentive Award Payments

In January 2007, the Current Compensation Committee determined the amount of the annual cash incentive award payments for senior executives for fiscal 2006. Although the Former Compensation Committee had discussed corporate and individual performance objectives, the objectives being discussed were not documented and were not approved. The Current Compensation Committee determined that the dynamic nature of the business environment and the ongoing unique challenges experienced during the year made the establishment of meaningful objectives unduly challenging and, accordingly, decided to exercise its discretion to determine the appropriate amount to be paid to each senior executive.

In determining the award payments for Messrs. Aronovitz and Robinson, the Current Compensation Committee considered the award recommendations provided by other senior executives and members of the Board of Directors who had observed their performance over an extended time period and to whom Messrs. Aronovitz and Robinson reported. Accordingly, the Current Compensation Committee considered recommendations provided by Messrs. Alon and Robinson with respect to Mr. Aronovitz and by Messrs. Alon and Terrell with respect to Mr. Robinson. In addition, the Current Compensation Committee considered the overall compensation of these individuals, their individual performance, CTI’s financial performance and retention considerations. The Current Compensation Committee noted that, despite numerous challenges, CTI’s financial performance for fiscal 2006 had been sufficient to support a payout. In addition, the Current Compensation Committee also noted the importance of retaining the senior executives to ensure management continuity as CTI worked to resolve its problems and the difficulties that would be presented trying to expeditiously replace these individuals if they were to resign.

With respect to Mr. Robinson, the Current Compensation Committee also considered his commitment to CTI evidenced by his willingness to assume additional responsibilities and duties upon his being named Chief Operating Officer and acting principal executive officer without any increase in compensation. Accordingly, the Current Compensation Committee recommended, and the Board of Directors approved, an award payment of $620,000 for Mr. Robinson, even though the maximum bonus provided for in his employment agreement was $350,000. The Current Compensation Committee also recommended, and the Board of Directors approved, an award payment of $350,000 for Mr. Aronovitz, which was the maximum bonus provided for in his employment agreement.

In March 2007, the Current Compensation Committee determined the total amount of the award to be made available for annual cash incentive award payments for the senior executives of Comverse, Inc. for fiscal 2006. In determining the total amount of this award, the Current Compensation Committee assessed the overall performance of Comverse, Inc. for the fiscal year and CTI’s and Comverse, Inc.’s cash position. The Current Compensation Committee authorized Mr. Tchwella to determine the allocation of individual award payments from the total amount of the award among the various senior executives, including himself and Mr. Bregman, based on his evaluation of each executive’s performance for the year and Comverse, Inc.’s financial performance. Based on these considerations, Mr. Tchwella received an award payment of $400,000 and Mr. Bregman received an award payment of $408,000.

Equity Awards

On January 26, 2007, the Board of Directors granted Mr. Bregman a DSU award covering 70,000 shares of common stock and Mr. Tchwella a DSU award covering 40,000 shares of common stock. These awards were subject to two-year vesting schedules, with 75% of the awards vesting on January 26, 2008 and 25% vesting on January 26, 2009. These vesting schedules were selected to achieve short-term retention objectives. Mr. Bregman’s award was subsequently cancelled upon the effectiveness of his resignation.

In April 2007, the Board of Directors granted Mr. Aronovitz a DSU award covering 11,490 shares of common stock. This award was subject to a two-year vesting schedule, with 75% vesting on April 20, 2008 and 25% vesting on April 20, 2009, subject to accelerated vesting under certain circumstances. This vesting schedule was selected to address the Current Compensation Committee’s objectives of providing a short-term retention award for Mr. Aronovitz. On April 20, 2008, CTI purchased from Mr. Aronovitz 2,913 shares to cover the tax liabilities arising in connection with the delivery of 8,618 shares and, on November 30, 2008, CTI purchased from Mr. Aronovitz 971 shares to cover the tax liabilities arising in connection with the delivery of 2,872 shares in settlement of his DSU award that became deliverable upon his termination of employment.

Executive Severance Protection Plan

On January 31, 2007, the Current Compensation Committee adopted an Executive Severance Protection Plan (or the Executive Severance Plan). The Executive Severance Plan was designed to provide for the payment of severance and other benefits to designated executives in the event of their termination of employment in certain situations upon, following or in connection with a change in control of CTI (as defined in the Executive Severance Plan).

For a summary of the terms and conditions of the Executive Severance Plan, see “—Potential Payments Upon Termination or Change in Control—Executive Severance Protection Plan.”

Employment Agreement with Mr. Dahan

In April 2007, Mr. Dahan was named as President and Chief Executive Officer. The terms and conditions of his employment were set forth in a written employment agreement. The negotiation of this agreement was overseen by the Current Compensation Committee and approved by the Board of Directors.

In filling the principal executive officer position, the Current Compensation Committee was aware that it would be difficult to find an individual with the requisite experience, skills, and acumen needed to assume this role and who would be willing to join CTI given the uncertainty surrounding it. Accordingly, the Current Compensation Committee recognized that to successfully recruit a qualified candidate for this position it would need to develop a highly competitive total compensation package and, potentially, replace accrued compensation and benefits that would be forfeited by the candidate due to the termination of employment with his or her then-current employer, if applicable. Moreover, the Current Compensation Committee concluded that any employment offer would have to contain a financial inducement sufficient to motivate the candidate to assume a demanding position in a new and unfamiliar organization.

Ultimately, the Current Compensation Committee agreed to an employment offer comprising two principal features:

•	a regular ongoing compensation proposal; and

•	severance, benefits and acceleration of vesting of equity awards in the event of a termination of employment.

The ongoing compensation component was designed to be consistent with the existing compensation arrangements with senior executives, as adjusted to reflect an inducement component that would make the employment offer attractive to potential candidates. The total value of the compensation package was reviewed by the Current Compensation Committee and recommended to, and approved by, the Board of Directors, as a reasonable amount to offer Mr. Dahan to motivate him to accept the employment offer.

Mr. Dahan joined CTI on April 30, 2007. Mr. Dahan’s employment agreement provides for an initial three-year term, with subsequent one-year automatic extensions unless earlier terminated or not renewed in accordance with its terms. For a summary of the material terms and conditions of this employment agreement, see “—Employment Agreements and Arrangements with Named Executive Officers.”

The agreement also provides Mr. Dahan with specified payments and benefits in the event of his termination of employment under specified circumstances, including following a change in control of CTI. For a summary of the material terms and conditions of these provisions, see “—Potential Payments Upon Termination or Change in Control.”

On April 30, 2007, the Board of Directors granted Mr. Dahan a DSU award covering 183,841 shares of common stock in connection with his appointment as President, Chief Executive Officer and member of the Board of Directors. The Current Compensation Committee determined that this was an appropriate award value based on its review of the equity awards granted to the chief executive officers of the companies in the Modified Peer Group, its consideration of Mr. Dahan’s experience and skills, as well as his willingness to join CTI given the uncertainty generated by its ongoing challenges, and the desire of the Board of Directors to provide an incentive that would motivate him to focus his efforts on ensuring comprehensive long-term success.

The number of shares in the DSU award was determined by dividing $4.0 million by the average of the closing market prices per share of CTI’s common stock as quoted on the “Pink Sheets” for the ten consecutive trading days commencing on the fifth trading day following the issuance by CTI of a press release on March 22, 2007 announcing preliminary unaudited selected consolidated financial information for the fourth fiscal quarter and the fiscal year ended January 31, 2007. The award was subject to a three-year ratable vesting schedule from the date of grant, subject to accelerated vesting under certain circumstances.

May 2007 – January 2008 Current Compensation Committee Actions

From May 2007 through the end of fiscal 2007, the Current Compensation Committee began to work with Mr. Dahan to strengthen the management team and restructure the executive compensation program. The Current Compensation Committee and Mr. Dahan identified candidates for several of senior executive positions, entered into negotiations to recruit one or more of these individuals and approved employment agreements with Messrs. Tchwella and Miyamoto and Ms. Shereda.

Employment Agreements

Mr. Tchwella

Following Mr. Bregman’s resignation as Chief Executive Officer of Comverse, Inc., Mr. Tchwella was appointed to serve as the President of Comverse, Inc. on February 6, 2007. In connection with his promotion, Mr. Dahan was designated to negotiate changes to the terms of Mr. Tchwella’s employment, with the oversight of the Current Compensation Committee and the approval of the Board of Directors. In May 2007, Comverse, Inc. entered into a new employment agreement with Mr. Tchwella that modified and superseded his prior employment agreement.

These terms and conditions were determined by the Current Compensation Committee and the Board of Directors in their judgment as a reasonable amount to offer Mr. Tchwella to induce him to accept the position of President of Comverse, Inc. and to reflect his increased responsibilities and duties.

For a summary of the material terms and conditions of this employment agreement, see “—Employment Agreements and Arrangements with Named Executive Officers.”

At the time he entered into his employment agreement, Mr. Tchwella was granted a DSU award covering 41,364 shares of common stock. This award was determined by dividing $900,000 by the average of the closing market prices per share of CTI’s common stock on the “Pink Sheets” for the ten consecutive trading days commencing on the fifth trading day following issuance by CTI of a press release on March 22, 2007 announcing preliminary unaudited selected financial information for the fourth fiscal quarter and the fiscal year ended January 31, 2007. This DSU award was scheduled to vest in three equal annual installments on the first, second and third anniversaries of April 13, 2007, subject to accelerated vesting under certain circumstances (including termination of employment by Comverse, Inc. without cause or by Mr. Tchwella for good reason).

Ms. Shereda and Mr. Miyamoto

In filling the General Counsel and Global Head of Human Resources officer positions, the Current Compensation Committee was aware that it would be necessary to recruit from outside our company to find individuals with the requisite experience and skills. It further recognized the need for competitive compensation packages for each position and, potentially, for further adjustment to align the executive compensation program given CTI’s circumstances. Moreover, the Current Compensation Committee recognized that employment offers would likely have to contain a financial inducement sufficient to motivate the candidates to leave his or her then-current employer, if applicable, particularly given the uncertainty of CTI’s situation and the uncertainty of its future.

At the same time, the Current Compensation Committee was sensitive to the need to integrate the new executives into the executive compensation structure that it was seeking to develop, balancing both competitive and internal equity considerations. Employment agreements with Ms. Shereda and Mr. Miyamoto were negotiated by Mr. Dahan, and approved by the Current Compensation Committee.

In retaining Ms. Shereda to serve as Executive Vice President, General Counsel and Corporate Secretary and Mr. Miyamoto to serve as Executive Vice President, Global Head of Human Resources, the Current Compensation Committee approved employment agreements setting forth the principal terms and conditions of their employment for an initial 18-month term, with subsequent one-year automatic extensions unless earlier terminated or not renewed in accordance with its terms. For a summary of the material terms and conditions of Ms. Shereda’s and Mr. Miyamoto’s employment agreements, see “—Employment Agreements and Arrangements with Named Executive Officers.”

The agreements also provide Ms. Shereda and Mr. Miyamoto with certain protection in the event of their termination of employment under specified circumstances, including following a change in control of CTI. For a summary of the material terms and conditions of these provisions, see “—Potential Payments Upon Termination or Change in Control.”

Upon joining CTI on October 15, 2007, the Board of Directors granted Ms. Shereda a DSU award covering 25,000 shares of common stock. Pursuant to her employment agreement, Ms. Shereda was granted an additional DSU award, referred to as the “Shereda One-Time Award,” covering 25,000 shares of common stock as a one-time special award to offset her forfeiture of existing unvested equity incentive rights when she left her former employer.

Upon joining CTI on November 1, 2007, the Board of Directors granted Mr. Miyamoto a DSU award covering 30,000 shares of common stock. Pursuant to his employment agreement, Mr. Miyamoto was granted an additional DSU award, referred to as the “Miyamoto One-Time Award,” covering 20,000 shares of common stock as a one-time special award to offset his forfeiture of existing unvested equity incentive rights when he left his former employer.

Separation of Mr. Robinson

In June 2007, the employment of Mr. Robinson terminated. In connection with his departure, CTI entered into a written separation agreement with Mr. Robinson. In accordance with his employment agreement and in exchange for providing certain transition services and executing a release of claims, CTI provided certain severance benefits to Mr. Robinson, including a lump sum cash payment, health insurance benefits coverage for a period of 18 months and the full and immediate vesting of all outstanding, unvested stock options and DSU awards. The Current Compensation Committee determined that the payment of these benefits was in CTI and its shareholders’ best interests as they compensated Mr. Robinson for his efforts during the Special Committee investigations and such payments also fully discharged all obligations to him.

For a summary of the material terms and conditions of this agreement, see “—Potential Payments Upon Termination or Change in Control.”

Separation of Mr. Tchwella

In November 2007, it was mutually agreed with Mr. Tchwella that he would relinquish his position as President of Comverse, Inc. effective immediately and terminate his employment with Comverse, Inc. effective January 31, 2008. In connection with his departure and pursuant to the terms of his employment agreement and a supplemental separation agreement dated December 19, 2007, the Current Compensation Committee agreed to provide certain severance benefits to Mr. Tchwella, including a lump sum cash severance payment. The amount of this lump sum cash severance payment was offset against the amounts paid to, or for the benefit of, Mr. Tchwella pursuant to Israeli Severance Pay Law or voluntarily paid by Comverse Ltd. equal to one month of base salary for each year of service to Comverse Ltd. in Israel. For a summary of the material terms and conditions of this supplemental severance agreement and the payments made to and benefits received by Mr. Tchwella, see “—Potential Payments Upon Termination or Change in Control.”

Engagement of Compensation Consultant

In August 2007, the Current Compensation Committee engaged Cook to support its oversight and management of CTI’s executive compensation program. Following its engagement, Cook prepared an analysis of the executive compensation practices of a group of peer companies within the telecommunications industry with revenues and market capitalizations comparable to CTI. This peer group, referred to as the “2007 Peer Group,” comprised the following companies:

3Com Corporation	Integrated Device Technology, Inc.
ADC Telecommunications, Inc.	JDS Uniphase Corporation
Andrew Corporation	Juniper Networks, Inc.
Avaya Inc.	Sybase, Inc.
Ciena Corporation	Tellabs, Inc.
CommScope, Inc.	Unisys Corporation
Convergys Corporation	VeriSign, Inc.

This information, along with data from the annual Radford Executive Survey (which compiles data for various executive positions from over 500 companies in the technology sector), was used to compare executive positions with the competitive marketplace on the basis of job functions and responsibilities. Market compensation data was derived from these market matches, and statistical reference points (such as median and 75th percentile) were calculated for total compensation and for each of principal elements of the compensation program. In addition, the Current Compensation Committee compared the compensation of senior executives who were Israeli-based employees against data compiled from various Israeli technology companies, including separation practices and policy data.

Fiscal 2007 Annual Cash Incentive Award Plan

In July 2007, based on a framework recommended by Mr. Dahan, the Current Compensation Committee approved the design and operation, including the performance objectives, of an annual cash incentive plan for fiscal 2007, thereby establishing and documenting the annual cash incentive award opportunities for senior executives.

Individual Target Award Opportunities

With respect to each of the 2007 Named Executive Officers other than Mr. Aronovitz, each executive’s target annual cash incentive award opportunities were specified in his or her employment agreement. These target award opportunities were determined based on a variety of factors, including the executive’s performance during fiscal 2006 and anticipated contributions during fiscal 2007, the market rate of compensation for executives in comparable positions, job functions, internal pay equity and business unit performance. Mr. Aronovitz’s employment agreement provided for a minimum annual cash incentive award of $150,000 and, for fiscal 2006, a maximum award of up to $350,000. For future performance periods, Mr. Aronovitz’s target annual cash incentive award opportunity was set by the Current Compensation Committee.

Incentive Award Design

In the case of the senior executives of CTI, to provide a proper incentive for each individual and to ensure alignment with Comverse, Inc.’s performance and enhance shareholder value, 60% of the target annual cash incentive award opportunity was linked to Comverse, Inc.’s performance, as measured against the corporate financial objectives described below and 40% was based on a qualitative assessment of each executive’s performance in managing his or her business unit or function. In the case of the senior executives of Comverse, Inc. who were Named Executive Officers, award payments were to be determined based entirely on Comverse, Inc.’s performance as measured against corporate financial objectives.

Under the terms of the fiscal 2007 annual cash incentive plan, the Current Compensation Committee reserved the discretion to increase or decrease the amount of an individual executive’s award from the amount otherwise derived from an evaluation of corporate and individual performance by up to 20%, based on an assessment of his or her leadership skills by CTI’s Chief Executive Officer. Mr. Dahan recommended that no such adjustments be made and the Current Compensation Committee did not exercise this discretion in connection with the awards to CTI’s senior executives, including the 2007 Named Executive Officers, for fiscal 2007.

Corporate Financial Objectives

Fiscal 2007 annual cash incentive awards were based on the level of achievement of the following pre-established corporate financial objectives relating to Comverse, Inc.’s performance deemed to be critical to the operating objectives for the year by the Current Compensation Committee:

•

Annual revenue measured as Comverse, Inc.’s fiscal 2007 annual revenue and set using Comverse, Inc.’s actual fiscal 2006 performance as the threshold performance level, adjusted to reflect Comverse, Inc.’s fiscal 2007 operating plan;

•

Fourth fiscal quarter pro forma operating margin expressed as the percentage that Comverse, Inc.’s fourth fiscal quarter pro forma operating income constituted of its revenues for such fiscal quarter and established after taking into account the implementation of operating initiatives established by Mr. Dahan. The calculation of Comverse, Inc.’s pro forma operating income for the fourth fiscal quarter of 2007 was to be made by adding to Comverse, Inc.’s operating income for such fiscal quarter certain non-cash expense items and non-recurring charges.

In light of the challenges in achieving the threshold level of performance, an alternative objective was to be applied if the fourth fiscal quarter pro forma operating margin percentage threshold performance level was not achieved using operating income measured in dollars and providing for payouts at 50% of the level of the operating margin percentage objective (that is, 20% of the aggregate weighting of the overall corporate financial objectives); and

•

Reduction in days-sales-outstanding (or DSOs) measured as the reduction in the number of days Comverse, Inc. required to obtain payment from sales performance for the fourth fiscal quarter of fiscal 2007 compared to the second fiscal quarter of fiscal 2007 and calculated for any fiscal quarter by multiplying (a) a fraction, the numerator of which was the opening balance of accounts receivable for such fiscal quarter and the denominator of which was the revenue for such fiscal quarter and (b) 91 (reflecting the number of days in a fiscal quarter).

These corporate financial objectives – annual revenue, fourth fiscal quarter pro forma operating margin and reduction in DSOs – were weighted at 40%, 40% and 20%, respectively.

Due to the ongoing restatement process, CTI did not have available restated financial information. Accordingly, annual revenue, fourth fiscal quarter pro forma operating margin and DSO targets were based on Comverse, Inc.’s unaudited financial results used for internal purposes only and were calculated consistent with past practices without giving effect to the impact of the adjustments to CTI’s consolidated financial statements.

Awards were to range from 0% to a maximum of 200% of target level, with a 50% payout for each objective if the pre-established threshold performance level was achieved, a 100% payout if the target performance level was achieved, a 150% payout if a specified above-target performance level was achieved and a 200% payout if a specified maximum performance level was achieved or exceeded, with the payout calculated on a straight-line basis between these performance levels. Actual awards were to be determined after the end of the fiscal year based on Comverse, Inc.’s actual performance against each of these objectives.

Further, awards were to be made only if Comverse, Inc. achieved at least the threshold performance level for each of the relevant financial objectives for the fiscal year. The Current Compensation Committee believed that this condition would encourage senior executives to manage the business in a cost-effective manner and make decisions that would contribute to revenue growth, overall profitability and cash collection.

The threshold, target and above-target performance levels for each of the corporate financial objectives, as well as their relative weightings, were as follows:

Objective(1)	Weighting	Threshold (50% performance)	Target (100% performance)	150% performance	200% performance
Annual Revenue (dollars in thousands)	40%	$1,150,000	$1,165,000	$1,180,000	$1,200,000
Fourth Fiscal Quarter Pro Forma Operating Margin (2)	40%	8%	9%	10.5%	12%
Reduction in Days-sales-outstanding	20%	-9	-17	-25	-33

(1)

Due to the ongoing restatement process, annual revenue, fourth fiscal quarter pro forma operating margin and DSO targets were based on Comverse, Inc.’s unaudited financial results used for internal purposes only and were calculated consistent with past practices without giving effect to the impact of the adjustments to CTI’s consolidated financial statements.

(2)

Alternatively, in the event that threshold performance for the Comverse, Inc. fourth fiscal quarter pro forma operating margin objective was not satisfied, the performance levels for this objective (determined on a dollar basis) were to be as follows:

Objective	Weighting	Threshold (50% performance)	Target (100% performance)	150% performance	200% performance
Fourth Fiscal Quarter Pro Forma Operating Income (dollars in thousands) (a)	20%	$25,000	$27,000	$30,000	$33,000

(a)

Due to the ongoing restatement process, the fourth fiscal quarter pro forma operating income target was based on Comverse, Inc.’s unaudited financial results used for internal purposes only and was calculated consistent with past practices without giving effect to the impact of the adjustments to CTI’s consolidated financial statements.

Individual Performance Objectives

In the case of the 2007 Named Executive Officers who were senior executives of Comverse, Inc., including Mr. Tchwella, Mr. Dahan’s recommendations for individual performance objectives were approved by the Current Compensation Committee on July 31, 2007. In the case of Ms. Shereda and Messrs. Aronovitz and Miyamoto, who were senior executives of CTI, Mr. Dahan’s recommendations for individual performance objectives were approved by the Current Compensation Committee on October 30, 2007. At that time, the Current Compensation Committee also began to consider the individual performance objectives for the annual cash incentive award opportunity for Mr. Dahan.

In the case of Mr. Dahan, his individual performance objectives were determined to include (1) strengthening the management team, (2) assuming operational responsibility for Comverse. Inc. and developing a long-term strategic plan for, CTI, (3) effectively communicating with shareholders and the investment community, (4) developing effective working relationships with CTI’s majority-owned subsidiaries and (5) implementing a strategic customer plan.

In the case of Ms. Shereda and Messrs. Aronovitz and Miyamoto, their individual performance objectives were tailored to their respective responsibilities. Ms. Shereda’s objectives included (1) facilitating the completion and public disclosure of the report of the Special Committee investigations, (2) managing litigation, including matters related to the Special Committee investigations, (3) preparing public disclosures and (4) assuming direct leadership for Comverse, Inc.’s legal function.

Mr. Aronovitz’s objectives included (1) managing the financial restatement process and becoming current in periodic reporting obligations, (2) managing CTI’s relationship with its external auditors and interfacing with the Audit Committee of the Board of Directors and the Special Committee, (3) strengthening the finance organization and (4) serving as an integral part of senior management team and an effective member on the boards of directors of various subsidiaries (such as Verint and Ulticom).

Mr. Miyamoto’s objectives included (1) restructuring operational responsibilities at CTI and Comverse, Inc., (2) establishing an equity replacement plan for fiscal 2008 and 2009, (3) identifying and recruiting additional members of senior management and (4) implementing a new structure in the human resources organization.

As a senior executive of Comverse, Inc., Mr. Tchwella’s incentive award payment was based entirely on the corporate financial objectives and no individual performance objectives were applied to him. The employment of Messrs. Robinson and Bregman terminated before the Current Compensation Committee determined the individual performance objectives for the 2007 Named Executive Officers.

Fiscal 2007 Annual Cash Incentive Award Payouts

On March 7, 2008, the Current Compensation Committee, based upon the recommendation of Mr. Dahan, determined the amount of the annual cash incentive awards for senior executives for fiscal 2007. In making these awards, the Current Compensation Committee evaluated Comverse, Inc.’s performance and the level of achievement of operating objectives for the year, including the three corporate financial objectives established during fiscal 2007. It also evaluated the individual performance of each senior executive and the level of achievement of his or her individual performance objectives for the year.

With respect to the corporate financial objectives, the Current Compensation Committee determined that Comverse, Inc. had exceeded its annual revenue target, and the maximum performance level for each of the fourth quarter pro forma operating margin and reduction in DSO objectives. Thus, the annual revenue objective, with an on-target weighting of 40%, was paid out at a 67% weighting, the fourth quarter pro forma operating margin objective, with an on-target weighting of 40%, was paid out at an 80% weighting and the reduction in DSO objective, with an on-target weighting of 20%, was paid out at a 40% weighting. As a result, the corporate financial objectives paid out at 187% of target, as reflected in the following table:

Objective (1)	Weighting	Threshold Performance (50% payout)	Target Performance (100% payout)	Performance (150% Payout)	Maximum Performance (200% payout)	Actual fiscal 2007 performance	Percentage payout
Annual Revenue (dollars in thousands)	40%	$1,150,000	$1,165,000	$1,180,000	$1,200,000	$1,187,000	67%
Fourth Fiscal Quarter Pro Forma Operating Margin	40%	8%	9%	10.5%	12%	17%	80%
Reduction in Days-sales-outstanding	20%	-9	-17	-25	-33	-37	40%
Total							187%

(1)

Due to the ongoing restatement process, annual revenue, fourth fiscal quarter pro forma operating margin and reduction in DSO targets were based on Comverse, Inc.’s unaudited financial results used for internal purposes only and were calculated consistent with past practices without giving effect to the impact of the adjustments to CTI’s consolidated financial statements.

With respect to individual performance, after considering the recommendations of Mr. Dahan, the Current Compensation Committee determined, that each of Ms. Shereda and Messrs. Aronovitz and Miyamoto had exceeded his or her individual performance objectives for fiscal 2007 and assessed each executive’s individual performance for purposes of determining the actual amount of this portion of his or her award.

Based on its determination that Comverse, Inc. and individual executives had exceeded both the corporate financial objectives and their individual performance objectives, including a quantitative and qualitative review of all the facts and circumstances related to performance, the Current Compensation Committee determined the amount of each annual incentive compensation award. The amount of each executive’s award, reflected in the following table, was subject to any prior commitments in his or her employment agreement, if applicable, including, in the case of Mr. Miyamoto and Ms. Shereda, a guaranteed minimum bonus amount of $200,000 for fiscal 2007. Mr. Aronovitz’s employment agreement provided for a minimum annual cash incentive award of $150,000 and for fiscal 2007, the Current Compensation Committee determined that Mr. Aronovitz’s target annual cash incentive award opportunity would be $262,500.

2007 Named Executive Officer	Target Award Opportunity	Target Financial Objectives Payout (60% of award)	Actual Financial Objectives Payout (60% x 187%)	Target Individual Objectives Payout (40% of award)	Actual Individual Objectives Payout (40% x ranking x 187%)	Subtotal Award	Final Award
Avi T. Aronovitz	$262,500	$157,500	$294,525	$105,000	$147,263	$441,788	$350,000	*
Cynthia L. Shereda	$300,000	$180,000	$336,600	$120,000	$140,250	$476,850	$240,000	*
Lance Miyamoto	$300,000	$180,000	$336,600	$120,000	$224,400	$561,000	$285,000	*

*	The actual awards were adjusted, in the case of Mr. Aronovitz, to reflect the maximum award of $350,000 contemplated under his employment agreement and, in the case of Ms. Shereda and Mr. Miyamoto, to reflect pro ration for their actual length of employment during fiscal 2007.

Accordingly, the Current Compensation Committee recommended, and the Board of Directors approved, awards of $350,000 for Mr. Aronovitz, $240,000 for Ms. Shereda and $285,000 for Mr. Miyamoto.

On April 3, 2008, the Board of Directors, upon the recommendation of the Current Compensation Committee, approved an annual cash incentive award in the amount of $1,787,000 to Mr. Dahan for fiscal 2007. The calculation of the portion of the award determined by application of the corporate financial objectives and individual objectives ranking resulted in a preliminary award of $1,687,000, which was increased by $100,000 following the completion of Mr. Dahan’s annual performance evaluation. The calculation of Mr. Dahan’s annual cash incentive award is reflected in the following table:

Named Executive Officer	Target Award Opportunity	Target Financial Objectives Payout (60% of award)	Actual Financial Objectives Payout (60% x 187%)	Target Individual Objectives Payout (40% of award)	Actual Individual Objectives Payout (40% x ranking x 187%)	Subtotal Award	Final Award
Andre Dahan	$1,000,000	$600,000	$1,122,000	$400,000	$565,000	$1,687,000	$1,787,000

Fiscal 2008 Current Compensation Committee Actions

In March 2008, Cook prepared a comparative analysis of the executive compensation program for the Current Compensation Committee based on compensation information drawn from the pay practices of a group of publicly-traded companies, referred to as the 2008 Peer Group. The 2008 Peer Group consisted of companies primarily within the telecommunications industry with revenues and market capitalizations comparable to CTI. This analysis compared each senior executive position with the competitive marketplace on the basis of job functions and responsibilities. Market compensation data was derived from these market matches, and statistical reference points (such as median and 75th percentile) were calculated for total compensation and for each of the principal elements of the executive compensation program.

At that time, the 2008 Peer Group consisted of the following companies:

3Com Corporation	Integrated Device Technology, Inc.
ADC Telecommunications, Inc.	JDS Uniphase Corporation
Andrew Corporation	Juniper Networks, Inc.
Avaya Inc.	Sybase, Inc.
Ciena Corporation	Tellabs, Inc.
CommScope, Inc.	Unisys Corporation
Convergys Corporation	VeriSign, Inc.

In addition, the Current Compensation Committee benchmarked the compensation of Israeli executives against data from Zviran’s 2008 salary survey of Israeli companies in the high-technology and information technology industries, including separation practices and policy data.

At the end of March 2008, the Current Compensation Committee directed Cook to prepare an analysis of the total compensation of the 2008 Named Executive Officers compared to the competitive marketplace as reflected by the Peer Group.

In July 2008, the Current Compensation Committee further directed Cook to update the 2008 Peer Group for purposes of positioning the compensation of the 2008 Named Executive Officers within the competitive marketplace. Following a review of the compensation practices of a group of publicly-traded companies within the telecommunications industry with revenues and market capitalizations comparable to CTI, the 2008 Peer Group was updated to consist of the following companies, referred to as the Modified 2008 Peer Group:

3Com Corporation	Integrated Device Technology, Inc.
ADC Telecommunications, Inc.	JDS Uniphase Corporation
Brocade Communications	Juniper Networks, Inc.
Ciena Corporation.	Level 3 Communications, Inc
Citrix Systems, Inc.	Sybase, Inc.
CommScope, Inc.	Tekelec
Convergys Corporation	Tellabs, Inc.
Harris Corporation	VeriSign, Inc.

Base Salary

In March and April 2008, the Current Compensation Committee, after considering Cook’s recommendations, decided not to increase the base salaries of senior executives, including the 2008 Named Executive Officers, for fiscal 2008. Having previously established “above market” base salaries to recruit a new management team, this decision was influenced by the Current Compensation Committee’s previously-described determination to align total direct compensation with its decision to pay at the 75th percentile of the competitive market as reflected by the 2008 Peer Group for above-average performance. This decision was also consistent with the decision not to make base salary adjustments for other employees for fiscal 2008 as part of CTI’s cost reduction strategy.

Equity Awards

In March and April 2008, the Board of Directors approved DSU awards for Messrs. Dahan, Aronovitz and Miyamoto covering 318,472 shares, 30,000 shares and 40,000 shares, respectively, of common stock and for Ms. Shereda covering 25,000 shares of common stock. These awards were granted in part in recognition of each senior executive’s performance and in part to secure each individual’s intermediate and long-term retention as the Current Compensation Committee determined that each of them was important to the efforts to reposition our company for profitable growth. Each of these awards provides for a three-year ratable vesting schedule on each March 7, 2009, March 7, 2010 and March 7, 2011, subject to accelerated vesting under certain conditions. Mr. Dahan did not participate in the deliberations or the vote of the Board of Directors relating to the grant of his DSU award.

Mr. Dahan’s DSU award was determined by dividing $5 million by the closing price of CTI’s common stock as quoted on the “Pink Sheets” on the date of grant. This determination was based, in part, on the Current Compensation Committee’s evaluation of Mr. Dahan’s performance and his ongoing contributions, consideration of an analysis of the CEO compensation practices of the 2008 Peer Group, a wealth accumulation analysis of his existing and potential future compensation arrangements, the alignment of his compensation objectives with those of the other senior executives and the likelihood of his achievement of the performance objectives established for his annual cash incentive award opportunity.

Fiscal 2008 Annual Cash Incentive Award Plan

At the beginning of fiscal 2008, the Current Compensation Committee, after considering Cook’s recommendations, approved individual target annual cash incentive award opportunities for senior executives, including the 2008 Named Executive Officers. At that time, the Current Compensation Committee also established for fiscal 2008 the corporate and individual performance objectives, and the respective target levels for each quantifiable performance objective.

Individual Target Award Opportunities

With respect to each of the 2008 Named Executive Officers (other than Mr. Aronovitz), his or her target annual cash incentive award opportunity was specified in his or her employment agreement. For those 2008 Named Executive Officers hired in 2007 and 2008, their target award opportunities were established at the time of hire and influenced by the competitive factors described above. For the other 2008 Named Executive Officers, target award opportunities were influenced by the executives’ anticipated contributions during fiscal 2008, the market rate of compensation for executives in comparable positions, job functions, internal pay equity and business unit performance.

With respect to fiscal 2008, the target annual cash incentive award opportunity for Mr. Dahan was $1 million. The target annual incentive award opportunity for each of Ms. Shereda and Mr. Miyamoto was $300,000. In the case of Mr. Chinnici, who joined CTI in June 2008, his target annual cash incentive award opportunity was $350,000, with a guaranteed minimum award payment of $200,000 for fiscal 2008. In the case of Mr. Gillstrom, who joined Comverse, Inc. in November 2008, his target annual cash incentive award opportunity was $450,000, with a guaranteed minimum award payment of $200,000 for fiscal 2008. Mr. Aronovitz’s employment agreement provided for a minimum annual cash incentive award of $150,000 and for fiscal 2007, the Current Compensation Committee determined that Mr. Aronovitz’s target annual cash incentive award opportunity would be $262,500.

To ensure the deductibility of the award payments made to the 2008 Named Executive Officers, the Current Compensation Committee determined that the maximum annual cash incentive award payable to Mr. Dahan would not exceed 5% of CTI’s consolidated pro forma operating income for fiscal 2008 and the maximum annual cash incentive award payable to the 2008 Named Executive Officers other than Mr. Dahan would not exceed 2.5% of CTI’s consolidated pro forma operating income for fiscal 2008, in both instances subject to the reduction of the amount of any individual payment in the discretion of the Current Compensation Committee. Due to the restatement process, the calculation of consolidated pro forma operating income for 2008 was based on unaudited financial results used for internal purposes only (without giving effect to the impact of the adjustments to CTI’s consolidated financial statements).

Incentive Award Design

In the case of the 2008 Named Executive Officers, each individual’s target annual cash incentive award opportunity was weighted between corporate performance, as measured against the four corporate financial objectives described below, and a qualitative assessment of the individual’s performance in managing his or her business unit or function and meeting his or her performance objectives for the fiscal year, based on the specific responsibilities of the individual. These weightings as determined by the Current Compensation Committee at the beginning of the fiscal year (and, in the case of Mr. Chinnici, when he joined CTI) were as follows:

Named Executive Officer	Corporate Financial Objectives		Individual Qualitative Objectives
Andre Dahan	70%		30%
Joseph R. Chinnici	60%		40%
Cynthia L. Shereda	50%		50%
Lance Miyamoto	80%		20%
Urban Gillstrom	100	%(1)	0	%(1)
Avi T. Aronovitz	60%		40%

(1)

Mr. Gillstrom, who joined Comverse, Inc. in November 2008, and whose employment agreement provided for a guaranteed minimum annual cash incentive award payout of $200,000, did not have his target annual cash incentive award opportunity weighted between corporate and individual performance.

The Current Compensation Committee determined these allocations to be appropriate because they linked a substantial portion of each executive officer’s award opportunity to corporate performance, thereby motivating him or her to focus his or her efforts on successfully executing CTI’s annual operating plan, while also providing a significant financial incentive to effectively manage his or her respective business unit or function and achieve his or her personal objectives for the year.

Under the terms of the fiscal 2008 annual cash incentive award plan, the Current Compensation Committee reserved the discretion to increase or decrease the amount of an individual executive’s award from the amount otherwise derived from an evaluation of corporate and individual performance by up to 20%, based on an assessment of his or her leadership skills by Mr. Dahan.

Corporate Financial Objectives

Fiscal 2008 annual cash incentive awards were based on the level of achievement of the following pre-established corporate financial objectives which the Current Compensation Committee deemed to be critical to enhancing shareholder value:

•	the revenue of Comverse, Inc., excluding Netcentrex, one of Comverse, Inc.’s operating subsidiaries (referred to as the CNS reporting unit);

•	the pro forma operating margin of the CNS reporting unit;

•	the pro forma cash flow of the CNS reporting unit; and

•	the revenue of Netcentrex.

The revenue objective was to be measured based on the CNS reporting unit’s fiscal 2008 annual revenue, and was adjusted to reflect its fiscal 2008 operating plan.

The calculation of the achievement of the pro forma operating margin objective of the CNS reporting unit was to be expressed as a percentage obtained by dividing its pro forma operating income for fiscal 2008 by its revenues for fiscal 2008. The calculation of pro forma operating income of the CNS reporting unit for fiscal 2008 was to be made by adding to the operating income of the CNS reporting unit for such fiscal year the following items:

•	the non-cash expense related to equity-based compensation;

•	certain cash retention bonuses paid to non-executive employees in lieu of equity compensation due to CTI’s limited ability to grant equity awards to employees;

•	the amount of non-cash amortizations of intangible assets;

•	the amounts paid as part of the settlement of litigation;

•	non-recurring restructuring costs related to reduction in force; and

•	professional fees and related costs incurred in connection with the Special Committee investigations and the restatement and preparation of CTI’s historical financial statements.

The calculation of the achievement of the pro forma cash flow objective of the CNS reporting unit was to be made by adjusting its net cash provided by its operating activities for fiscal 2008 by the following items:

•	the purchase of property and equipment;

•	cash tax payments;

•	the cash flow impact of short-term investments activities;

•	special retention bonuses paid to key personnel engaged in the restatement process;

•	non-recurring restructuring costs related to reduction in force; and

•	other miscellaneous items.

Due to the ongoing restatement process, the revenue, pro forma operating margin and pro forma cash flow targets were based on the unaudited financial results of the CNS reporting unit and Netcentrex used for internal purposes only and were calculated consistent with past practices without giving effect to the impact of the adjustments to CTI’s consolidated financial statements.

These corporate financial objectives – revenue, pro forma operating margin and pro forma cash flow of the CNS reporting unit and Netcentrex revenue – were weighted at 40%, 40%, 15% and 5%, respectively, and the target level of performance for each objective was based upon the fiscal 2008 operating plans for the CNS reporting unit and Netcentrex. In addition, awards were to range from 0% to a maximum of 200% of target level, with a 50% payout for each objective if a specified below target level was achieved, a 100% payout if the target performance level was achieved, a 150% payout if a specified above-target performance level was achieved and a 200% payout if a specified maximum performance level was achieved or exceeded. Payouts were to be calculated on a straight line basis for performance between the applicable performance levels for each objective. Actual awards were to be determined after the end of the fiscal year based on the actual performance of the CNS reporting unit and Netcentrex against each of these objectives.

Further, awards with respect to the CNS reporting unit financial objectives were to be made only if the CNS reporting unit achieved at least the threshold performance level for each of its relevant financial objectives for the fiscal year. The Current Compensation Committee believed this would encourage the executives to manage the business in a cost-effective manner and make decisions that contributed to revenue growth and overall profitability.

In December 2008, the Current Compensation Committee was informed by management that due to the challenges presented by the global economic crisis and adverse conditions in the telecommunications sector, particularly the reduction in capital spending by the CNS reporting unit’s customer base, the threshold performance level for each of the relevant financial objectives for the fiscal year would not be achieved. To ensure that senior executives were provided with appropriate incentives to promote CTI’s business and to prevent potential attrition, the Current Compensation Committee decided to amend its methodology for calculating annual cash incentive award payouts. The threshold performance feature that precluded any payout unless minimum performance thresholds were achieved across all corporate financial objectives was eliminated and the threshold performance level for the pro forma cash flow objective was reduced from $82 million to $12 million. At that time, the Current Compensation Committee also reserved the right to revisit the performance objectives and target levels in the event that the economic environment continued to deteriorate.

The threshold, target and above-target performance levels for each of the corporate financial objectives, as modified, as well as their relative weightings, were as follows:

Objective(1)	Weighting	Threshold performance	50% performance	100% performance (target)	150% performance	200% performance
CNS reporting unit revenue (dollars in thousands)	40%	$1,026,000	$1,101,000	$1,116,000	$1,150,000	$1,160,000
CNS reporting unit pro forma operating margin	40%	8%	9.6%	10.5%	11%	12%
CNS reporting unit pro forma cash flow (dollars in thousands)	15%	$12,000	$99,000	$117,000	$127,000	$139,000
Netcentrex revenue (dollars in thousands)	5%	—	$86,000	$99,000	$105,000	$110,000

(1)

Due to the ongoing restatement process, the revenue, pro forma operating margin and pro forma cash flow targets were based on the unaudited financial results of the CNS reporting unit and Netcentrex, used for internal purposes only and were calculated consistent with past practices without giving effect to the impact of the adjustments to CTI’s consolidated financial statements.

Individual Performance Objectives

On March 6, 2008, the Current Compensation Committee approved the recommendations for individual performance objectives submitted by Mr. Dahan for the 2008 Named Executive Officers, other than Mr. Dahan. The Current Compensation Committee formulated its own recommendations with respect to the individual performance objectives for the annual cash incentive award opportunity for Mr. Dahan, which were approved by the Board of Directors on April 3, 2008.

In the case of Mr. Dahan, his individual performance objectives included (1) developing our long-term strategic plan, (2) demonstrating operational effectiveness, setting an appropriate “tone at the top” and improving management depth, (3) overseeing the relisting of CTI’s common stock on a national securities exchange and improving its financial processes and management and (4) coordinating his working relationship with the Board of Directors.

Mr. Chinnici’s individual performance objectives included (1) developing a prioritized plan for the finance organization, including staffing and (2) managing the completion of the restatement of CTI’s financial statements and its efforts to become current in its periodic reporting obligations.

Ms. Shereda’s individual performance objectives included (1) managing litigation and disputes, including those relating to matters investigated by the Special Committee and to intellectual property, (2) facilitating resolution of outstanding issues with the U.S. Attorney and the SEC, (3) assisting CTI’s efforts to become current in its periodic reporting obligations and relist CTI’s common stock on a national securities exchange, (4) establishing a disclosure controls and procedures committee, (5) distributing a new code of conduct and launching training programs and (6) managing legal operations and the efficient use of internal and external resources.

Mr. Miyamoto’s individual performance objectives included (1) implementing a functional reorganization, (2) implementing a comprehensive executive long-term incentive compensation program, (3) implementing “pay for performance” plans and (4) reorganizing CTI’s and Comverse’s worldwide human resources function.

Mr. Aronovitz’s individual performance objectives included (1) managing the completion of the process of restating CTI’s financial statements with the objective of becoming current in its periodic reporting obligations, (2) managing CTI’s relationship with its external auditors and interfacing with the Audit Committee of the Board of Directors, (3) assisting in the transition of a new chief financial officer and (4) serving as an integral part of the senior management team and as an effective member on the boards of directors of various subsidiaries (such as Verint Systems and Ulticom, Inc.).

Mr. Gillstrom’s individual performance objectives included (1) learning Comverse’s markets, products, services and operations, (2) assessing the reorganization of the sales organization transformation and (3) assessing sales leadership talent.

Fiscal 2008 Annual Cash Incentive Award Payouts

On April 6, 2009, the Current Compensation Committee, in consultation with and based upon the recommendations of Mr. Dahan and Cook, determined the amount of the annual cash incentive awards for the senior executives, including the 2008 Named Executive Officers, for fiscal 2008. At the request of the Current Compensation Committee in the course of its deliberations, management’s determinations were reviewed by a consulting firm. Although the Current Compensation Committee determined that the level of achievement on the pro forma operating margin objective would have supported a payout of 80% on the corporate financial objective, in consultation with Mr. Dahan and in light of the overall performance of Comverse, Inc., the Current Compensation Committee exercised its discretion and reduced the aggregate award payouts available to all senior executives under the fiscal 2008 annual cash incentive award to 50% of the aggregate bonus opportunity under the plan. Mr. Dahan presented his recommendations with respect to the allocation of payments to senior executives and these were accepted by the Current Compensation Committee and approved by the Board of Directors.

The annual incentive compensation award payouts for each of Mr. Miyamoto and Ms. Shereda were $219,000 and $127,500, respectively. The annual cash incentive award payouts to each of Messrs. Aronovitz, Chinnici and Gillstrom were $200,000 as contractually required. The annual cash incentive award payout to Mr. Aronovitz for fiscal 2008 was agreed upon as part of, and included in, the separation agreement between CTI and Mr. Aronovitz dated November 30, 2008. In the case of each of Messrs. Chinnici and Gillstrom, the guaranteed minimum annual incentive award for his partial year of employment was included as a term of his employment agreement.

On April 22, 2009, the Board of Directors, upon the recommendation of the Current Compensation Committee, approved an annual cash incentive award in the amount of $500,000 to Mr. Dahan for fiscal 2008 which was at a level consistent with the targeted award amounts for the other senior executives. Mr. Dahan did not participate in the deliberations or the vote of the Board of Directors relating to his award.

Employment Agreements with Messrs. Chinnici and Gillstrom

In June 2008, Mr. Chinnici was named Executive Vice President and Chief Financial Officer and, in November 2008, Mr. Gillstrom was named Senior Vice President, President, Global Sales of Comverse, Inc. The terms and conditions of their employment were set forth in a written employment agreement. The negotiation of these agreements was undertaken by Mr. Dahan, reviewed and recommended for approval by the Board of Directors by the Current Compensation Committee and approved by the Board of Directors.

In filling these positions, the Current Compensation Committee was aware that it would be necessary to recruit candidates from outside our company with the requisite experience and skills. It also recognized that the continuing uncertainty surrounding the future of CTI resulting from the on-going investigations and financial restatement projects could pose significant issues in the marketplace. In addition, the Current Compensation Committee recognized that a competitive compensation package would have to contain a financial inducement sufficient to motivate the candidate to accept an employment offer over any competing offers and to relocate to CTI’s offices in New York, in the case of the Chief Financial Officer position, and in the United Kingdom, in the case of the Global Sales position. These factors influenced the development of compensation packages that, in the aggregate, were at the high end of the market range. At the same time, the Current Compensation Committee was sensitive to the need to integrate new senior executives into the executive compensation structure that it was seeking to develop, balancing both competitive and internal equity considerations.

In retaining Mr. Chinnici to serve as Executive Vice President and Chief Financial Officer and Mr. Gillstrom to serve as Senior Vice President, President, Global Sales of Comverse, Inc., the Current Compensation Committee approved employment agreements setting forth the principal terms and conditions of their employment for initial terms ending on January 31, 2010, with subsequent automatic successive one-year extensions unless earlier terminated or not renewed in accordance with their terms. For a summary of the material terms and conditions of Messrs. Chinnici’s and Gillstrom’s employment agreements, see “—Employment Agreements and Arrangements with Named Executive Officers.”

The agreements also provided Messrs. Chinnici and Gillstrom with certain protection in the event of their termination of employment under specified circumstances, including following a change in control of CTI. For a summary of the material terms and conditions of these provisions, see “—Potential Payments Upon Termination or Change in Control.”

Upon joining CTI on June 5, 2008, the Board of Directors granted Mr. Chinnici a DSU award covering 40,000 shares of common stock. Pursuant to his employment agreement, Mr. Chinnici was granted an additional DSU award, referred to as the “Chinnici One-Time Award,” covering 30,000 shares of common stock as a one-time special award. The Chinnici One-Time Award immediately vested in full upon his termination of employment, which occurred on May 20, 2009.

Upon joining Comverse, Inc. on November 12, 2008, the Board of Directors granted Mr. Gillstrom a DSU award covering 40,000 shares of common stock. Pursuant to his employment agreement, Mr. Gillstrom was granted an additional DSU award, referred to as the “Gillstrom One-Time Award,” covering 40,000 shares of common stock as a one-time special award to offset his forfeiture of existing unvested equity incentive rights when he left his former employer. The Gillstrom One-Time Award immediately vested in full upon his termination of employment, which occurred on November 11, 2009.

Other Executive Compensation Matters

Health, Welfare and Other Employee Benefits

CTI maintains an array of benefit programs to meet the health care and welfare needs of its employees, including medical and prescription drug coverage, dental and vision programs, short-term disability insurance, long-term disability insurance and group life insurance, as well as customary vacation, paid holiday, leave of absence and other similar policies. Because Mr. Gillstrom’s family lives in Sweden, a separate insurer was engaged to provide medical coverage for him and his family. This coverage is similar to the coverage that that is made available to other executives in the United Kingdom and is provided at a comparable cost.

In addition, CTI sponsors a Section 401(k) tax-qualified retirement savings plan for salaried U.S. employees. The Named Executive Officers are eligible to participate in this plan on the same basis as other salaried employees. CTI matches 50% of each employee-participant’s individual contributions to the plan, up to an annual maximum of $2,000 per participant.

Finally, Comverse, Inc. maintains manager’s insurance (“bituach minahalim”) and advanced study (“keren hishtalmut”) funds for its Israeli employees, including Israeli executives. These are customary benefits provided to all employees based in Israel (other than those in very junior positions). A management insurance fund is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An advanced study fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

Perquisites and Other Personal Benefits

Generally, CTI has historically provided and continues to provide a limited number of perquisites and other personal benefits to certain senior executives. These items consist of the use of a company car, payment of certain tax and legal fees incurred in connection with the negotiation and execution of employment agreements, life insurance coverage, per diem reimbursement when traveling on business in Israel and a health club membership reimbursement.

These benefits are taken into consideration by the Current Compensation Committee in assessing the overall competitiveness of its compensation packages. The Current Compensation Committee intends to reduce and eventually eliminate these items over the next three years with corresponding appropriate adjustments to the other cash and equity components of the executive compensation program to both streamline the program and allow for more effective cost control, consistent with the agreements reached with Ms. Shereda and Messrs. Chinnici, Gillstrom and Miyamoto.

Severance Payments and Benefits following a Change in Control

Historically, CTI has provided for severance payments and benefits to senior executives in connection with a termination of employment under certain circumstances following a change in control of CTI. The purpose of doing so has been to:

•	foster the retention of senior executives by mitigating anxiety related to the economic consequences of unexpected employment termination;

•	promote the orderly succession of talent;

•	mitigate the perception of risk of employment loss; and

•	encourage objectivity and independence among the senior leadership team with regard to considering various corporate transactions.

In addition, this protection also acts as an incentive for senior executives to remain employed during the threat or negotiation of a change-in-control transaction, which preserves CTI’s value and the potential benefit to be received by its shareholders in the transaction.

Typically, these payments and benefits have been provided as part of a senior executive’s employment agreement or through a senior executive’s participation in the Executive Severance Protection Plan. As discussed below, each senior executive is eligible for these benefits. For a detailed discussion of the payments and benefits provided to the Named Executive Officers, see “—Potential Payments Upon Termination or Change in Control.”

Equity Award Grant Practices

The Special Committee, as part of its investigation of CTI’s historical stock option grant practices, made recommendations for remedial measures relating to the grant of equity-based compensation awards. On November 6, 2009, based on the recommendations of the Special Committee, the Current Compensation Committee adopted an equity award grant policy that includes the following requirements:

•

All grants of equity awards must be (i) approved and recommended for approval by the Board of Directors by the Current Compensation Committee and (ii) approved by the Board of Directors, which approval must include the affirmative vote of the majority of the independent directors;

•	Annual grants are intended to be made on the fifth business day after release of annual results, provided CTI is not otherwise in possession of material non-public information at that time;

•	The date of grant of annual awards and ad hoc awards will be the approval date by the Board of Directors, which approval will include the affirmative vote of the majority of the independent directors;

•

The date of grant of new hire equity awards will be the later of the approval date by the Board of Directors, which approval will include the affirmative vote of the majority of the independent directors, or the first day of employment;

•	The exercise price of a stock option will be the fair market value of shares of CTI’s common stock on the date of grant; and

•	Fair market value will be determined based on the closing price of shares of the common stock on the date of grant.

This equity award grant policy also includes procedures relating to management’s recommendations regarding grants of equity awards to the Compensation Committee, communication of award grants to grantees, acceptance of equity awards by grantees, exercise of option awards and restrictions on trading securities during “blackout” periods. In addition, the policy provides for management’s responsibilities in the equity grant process.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Code imposes limitations on the deductibility for federal income tax purposes of remuneration in excess of $1 million paid to certain executive officers in a taxable year. Generally, remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of the Code.

Compensation income realized upon the exercise of stock options granted under the stock option plans generally will be deductible so long as the options are granted by a committee comprised solely of two or more outside directors and certain other conditions are satisfied. Compensation income realized upon the vesting of time-based restricted stock units will not qualify as performance-based compensation.

The annual cash incentive award payments made to the executive officers for fiscal 2006 did not qualify as “performance-based compensation,” as the events that occurred at the beginning of the year prevented CTI from satisfying the requirements of this exception to the deduction limitation. Similarly, the annual cash incentive award payments made to the executive officers for fiscal 2007 did not qualify as “performance-based compensation,” as the terms and conditions of the fiscal 2007 annual cash incentive award plan were not finalized until July 2007, following Mr. Dahan’s appointment as President and Chief Executive Officer, which did not satisfy the requirements of this exception to the deduction limitation for these payments. The annual cash incentive award payments made to the executive officers for fiscal 2008, however, were intended to qualify as “performance-based compensation” for purposes of Section 162(m).

The Compensation Committee monitors the application of Section 162(m) and the associated Treasury regulations on an ongoing basis and is aware of the advisability of assuring that executive compensation qualifies for deductibility. The Compensation Committee’s policy is to qualify executive compensation for deductibility under applicable tax laws to the extent practicable.

Taxation of “Parachute” Payments and Deferred Compensation

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change-in-control of CTI that exceeds certain prescribed limits, and that CTI (or a successor) may forfeit a deduction on the amounts subject to this additional tax. CTI did not provide any executive officer, including any Named Executive Officer, with a “gross-up” or other reimbursement payment for any tax liability that the executive might owe as a result of the application of Sections 280G or 4999 during fiscal 2008 and, except as provided in their respective employment agreements (described in “—Employment Agreement and Arrangements with Named Executive Officers” below), CTI has not agreed and is not otherwise obligated to provide any Named Executive Officer with such a “gross-up” or other reimbursement.

Section 409A of the Code imposes significant additional taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the restrictive conditions of the provision. Although a traditional nonqualified deferred compensation plan was not in place for the Named Executive Officers during fiscal 2008, Section 409A applies to certain equity awards and severance arrangements. However, to assist employees in avoiding additional taxes under Section 409A, CTI has sought to structure equity awards in a manner intended to comply with the applicable Section 409A conditions.

In addition, as a result of the Special Committee’s investigation of CTI’s historic stock option grant practices, CTI determined that certain stock options held by Messrs. Aronovitz, Robinson and Tchwella had exercise prices lower than the fair market value per share of the underlying shares of common stock on the options’ measurement dates for financial reporting purposes, referred to as “discounted options,” and therefore these options may be subject to adverse individual income tax consequences under Section 409A of the Code. As each of Messrs. Aronovitz, Robinson and Tchwella was not an executive officer required to report his equity holdings in CTI under Section 16 of the Exchange Act on the date of grant of these discounted options, CTI extended to each of Messrs. Aronovitz, Robinson and Tchwella an offer intended to ameliorate these adverse tax consequences in compliance with published guidance applicable to Section 409A. The offer applied to discounted options that vested after December 31, 2004. Under the terms of the offer, CTI offered Messrs. Aronovitz, Robinson and Tchwella the opportunity to amend the exercise price of their eligible discounted options to equal the fair market value of the common stock on the eligible discounted options’ measurement dates as determined for accounting purposes. Messrs. Aronovitz and Robinson accepted the offer.

Accounting for Stock-Based Compensation

Since February 2006, CTI has followed Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, referred to as SFAS 123(R), for its stock-based compensation awards. SFAS 123(R) requires companies to measure the compensation expense for all share-based payment awards made to employees and directors including stock options and DSU awards based on the grant date “fair value” of the awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though recipients may never realize any value from their awards. SFAS 123(R) also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements (net of estimated forfeitures, which are determined based on historical experience) over the period that a recipient is required to render service in exchange for the option or other award.

As part of a separation agreement entered into in connection with the termination of employment of Mr. Tchwella, CTI paid Mr. Tchwella a cash amount for stock options covering 2,250 shares of common stock that expired during the Restricted Period equal to the difference between the weighted average closing price of the underlying common stock for the five trading days preceding January 27, 2008 and the exercise price of such stock options. These shares were accounted for using the “liability” method of accounting. The liability method requires that CTI initially measure an award based on its then-current fair value and the fair value of that award is then subsequently remeasured for each reporting period through the settlement date. Changes in fair value in excess of amounts previously recognized are recorded as compensation cost over that period. In addition, CTI has purchased from the Named Executive Officers and various members of the Board of Directors shares of common stock to cover tax liabilities arising in connection with the delivery of shares in settlement of DSU awards. The purchases from Named Executive Officers were made to satisfy the minimum statutory withholding tax requirements and continue to be accounted for as equity awards under SFAS 123(R). However, since there is no minimum statutory withholding tax requirement for Non-Employee members of the Board of Directors, the cash-settled portion of their DSU awards were accounted for using the “liability” method of accounting from the date in which the cash purchase of shares was offered on each award.

Tax and Accounting Oversight

CTI continuously monitors and seeks to comply with any changes in the tax laws and regulations and accounting standards and related interpretive guidance that impact its executive compensation plans and programs. Given the challenges that CTI has faced, however, tax and accounting considerations have had to play a less prominent role in the process of determining the compensation or benefit plans and programs provided to senior executives than otherwise would have been the case. Instead, the Current Compensation Committee has structured the executive compensation program in a manner intended to ensure that it is (i) competitive in the marketplace for executive talent and (ii) provides incentives and rewards that focus senior executives on reaching desired internal and external performance levels consistent with best business practices. Once the appropriate programs and plans are identified, CTI administers and accounts for them in accordance with applicable requirements.

Compensation Committee Report

The Compensation and Leadership Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with management. Based on such review and discussions, the Compensation and Leadership Committee has recommended to the Board of Directors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation and Leadership Committee
Susan D. Bowick, Chairperson
Richard N. Nottenburg
Theodore H. Schell

The information contained in the Report of the Compensation and Leadership Committee shall not be deemed to be “soliciting material” or deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that CTI specifically incorporates it by reference in such filing.

Fiscal 2008 Executive Compensation

Fiscal 2008 Summary Compensation Table

The following table presents, for services rendered to CTI and its subsidiaries for each of the fiscal years ended January 31, 2009, 2008 and 2007, summary information regarding the total compensation awarded to, earned by or paid to the 2008 Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus(1) ($)		Stock Awards(2) ($)		Option Award(3) ($)		Non-Equity Incentive Plan Compensation(4) ($)		All Other Compensation(5) ($)		Total ($)

Andre Dahan, President and Chief Executive Officer	2008 2007 2006	$ $	1,000,000 750,000 —		— — —	$ $	2,776,281 1,048,086 —		— — —	$ $	500,000 1,787,000 —	$ $	33,167 38,514 —	$ $	4,309,448 3,623,600 —

Joseph R. Chinnici, Then-Executive Vice President and Chief Financial Officer(6)	2008 2007 2006		$337,212 — —		$200,000 — —		$286,145 — —		— — —		— — —		$56,275 — —		$879,632 — —

Cynthia L. Shereda, Then-Executive Vice President, General Counsel, and Corporate Secretary(7)	2008 2007 2006	$ $	437,000 126,058 —	$	— 200,000 —	$ $	471,555 104,271 —		— — —	$ $	127,500 40,000 —	$ $	2,000 15,000 —	$ $	1,038,055 485,329 —

Lance Miyamoto, Then-Executive Vice President, Global Head of Human Resources(8)	2008 2007 2006	$ $	439,000 104,685 —	$	— 200,000 —	$ $	510,559 79,979 —		— — —	$ $	219,000 85,000 —	$ $	2,000 2,000 —	$ $	1,170,559 471,664 —

Urban Gillstrom, Then-Senior Vice President, President, Global Sales, Comverse, Inc.(9)(10)	2008 2007 2006		$112,496 — —		$200,000 — —		$39,773 — —		— — —		— — —		$21,163 — —		$373,432 — —

Avi T. Aronovitz, Former- Interim Chief Financial Officer, Vice President, Finance, and Treasurer(11)	2008 2007 2006	$ $ $	296,154 349,539 282,269	$ $	— 310,000 120,000	$ $ $	991,213 337,040 111,602	$ $ $	81,910 83,784 112,695	$ $	— 350,000 350,000	$ $ $	1,299,427 8,148 4,649	$ $ $	2,668,704 1,438,511 981,215

(1)	Discretionary bonuses are either wholly discretionary or guaranteed payments made to the 2008 Named Executive Officers for fiscal 2008, 2007 and 2006 other than under the relevant annual cash incentive plan, and consists of the contractually guaranteed payments of $200,000 to Messrs. Chinnici and Gillstrom pursuant to the terms of their employment agreements. The payments under the annual cash incentive plan for fiscal 2008 are reported in the Non-Equity Incentive Plan Compensation column. The annual cash incentive award of $200,000 paid to Mr. Aronovitz for fiscal 2008 was agreed upon as part of, and included in, the separation agreement between CTI and Mr. Aronovitz and, accordingly, such payment is included in the amount reported in the All Other Compensation column.

(2)	The amounts reported in the Stock Awards column represent the portion of the grant date fair value of the stock-based awards made to the 2008 Named Executive Officers during fiscal 2008, 2007, and 2006 and in prior fiscal years that was recognized for financial reporting purposes with respect to fiscal 2008, 2007 and 2006 in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of these stock-based awards was calculated by multiplying the number of shares in each award by the fair market value of CTI’s common stock on the award’s date of grant. See “—Fiscal 2008 Grants of Plan-Based Awards Table” for additional information on the stock-based awards made to the 2008 Named Executive Officers during fiscal 2008. Note that the amounts reported in this column reflect the accounting cost for these stock-based awards, and do not correspond to the actual economic value that may be received by the 2008 Named Executive Officers from the awards.

(3)	The amounts reported in the Option Awards column represent the portion of the grant date fair value of the stock options granted to the 2008 Named Executive Officers in prior fiscal years that was recognized for financial reporting purposes with respect to fiscal 2008, 2007 and 2006 in accordance with SFAS 123(R). No stock options were granted to the 2008 Named Executive Officers during fiscal 2008, 2007 or 2006. Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in note 19 to the consolidated financial statements included in Item 15 of this Annual Report. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the 2008 Named Executive Officers from the options.

(4)	The amounts reported in the Non-Equity Incentive Plan Compensation column represent the payments earned by the 2008 Named Executive Officers for fiscal 2008, 2007 and 2006 under the relevant annual cash incentive plan. The amounts for fiscal 2008 were paid in fiscal 2009, the amounts for fiscal 2007 were paid in fiscal 2008 and the amounts for fiscal 2006 were paid in fiscal 2007. Annual cash incentive awards made other than under the relevant annual cash incentive plan are reported in the Bonus column.

(5)	The amounts reported in the All Other Compensation column for the 2008 Named Executive Officers in fiscal 2007 and 2006, if applicable, are presented in note 5 of “—Fiscal 2007 Executive Compensation—Fiscal 2007 Summary Compensation Table” and “—Fiscal 2006 Executive Compensation—Fiscal 2006 Summary Compensation Table,” respectively. The amounts reported in the All Other Compensation column for the 2008 Named Executive Officers for fiscal 2008 are as follows:

Named Executive Officer	Auto Expenses/ Allowance	Tax/Legal Expenses	Tax Reimbursement Payments	Gym Membership	Israeli Post- Employment Benefits	Other Payments		Termination Payments		401(k) Match	Total
Andre Dahan(a)	$21,810	$7,704	—	$1,653	—	—		—		$2,000	$33,167
Joseph R. Chinnici	—	$10,000	—	—	—	$46,275	(b)	—		—	$56,275
Cynthia L. Shereda	—	—	—	—	—	—		—		$2,000	$2,000
Lance Miyamoto	—	—	—	—	—	—		—		$2,000	$2,000
Urban Gillstrom	$4,124	—	—	—	—	$17,039	(c)	—		—	$21,163
Avi T. Aronovitz	$6,651	—	—	$634	—	—		$1,292,142	(d)	—	$1,299,427

(a)	The amounts reported do not include a per diem in the amount of $70 per day paid to Mr. Dahan to reimburse him for his expenses while in Israel, which for fiscal 2008 amounted to a total of $6,510.

(b)	Consists of $32,500 for temporary living expense (the rental of an apartment) and $13,775 for relocation expenses.

(c)	Consists of medical and dental premium payments of $593, travel insurance of $34 and $16,412 for housing rental costs.

(d)	Consists of $962,000 for a lump-sum cash severance payment, $2,336 for the costs associated with COBRA health continuation benefits for the fiscal year ended January 31, 2009 and $327,806, which was, as of the date of termination, the non-cash amount attributable to the accelerated vesting of his outstanding equity awards. No additional compensation expense was recorded for the acceleration of Mr. Aronovitz’s outstanding stock options as their exercise prices exceeded the market price of CTI’s common stock on his date of termination of employment.

(6)	Mr. Chinnici became Executive Vice President and Chief Financial Officer effective June 5, 2008, and his employment terminated effective May 20, 2009.

(7)	Ms. Shereda terminated her employment effective March 20, 2009.

(8)	Mr. Miyamoto’s employment was terminated effective January 5, 2010.

(9)	Mr. Gillstrom became Senior Vice President, President, Global Sales of Comverse, Inc. effective November 1, 2008 and his employment terminated effective November 11, 2009.

(10)	The compensation of Mr. Gillstrom, a United Kingdom-based employee, was paid in British pounds sterling. In calculating the United States dollar equivalent for disclosure purposes, his compensation, with the exception of his bonus payment, was converted into dollars based on the exchange rate in effect at the end of November 2008. This exchange rate was $1.6176 per pound sterling. In the case of his bonus payment, this amount was paid in British pounds in April 2009 based on the exchange rate in effect at the time of $1.48564 per pound sterling.

(11)	The employment of Mr. Aronovitz was terminated effective November 30, 2008.

Fiscal 2008 Grants of Plan-Based Awards Table

The following table presents, for each of the 2008 Named Executive Officers, information concerning cash awards under the annual cash incentive plan for fiscal 2008 and grants of DSU awards made during fiscal 2008. CTI did not make any stock option grants to any of the 2008 Named Executive Officers, or to any other employee, during fiscal 2008.

Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)		Grant Date Fair Value of Stock and Option Awards(5)
		Threshold ($)	Target ($)(1)	Maximum ($)
Andre Dahan	— 4/03/08	—	$1,000,000	$2,000,000	318,472	(3)		$5,000,010

Joseph R. Chinnici	— 6/05/08 6/05/08	—	$350,000	$550,000	40,000 30,000		$ $	752,000 564,000

Cynthia L. Shereda	— 3/07/08	—	$300,000	$425,000	25,000	(4)		$391,250

Lance Miyamoto	— 3/07/08	—	$300,000	$425,000	40,000	(4)		$626,000

Urban Gillstrom	— 11/12/08 11/12/08		$450,000	$900,000	40,000 40,000		$ $	264,000 264,000

Avi T. Aronovitz(6)	— 3/07/08	$150,000	$262,500	$350,000	30,000			$469,500

(1)	The amounts reported in this column reflect the target annual cash incentive award opportunities for each of the 2008 Named Executive Officers as stipulated in their respective employment agreements. Award payouts were made, in the case of Ms. Shereda and Messrs. Chinnici and Miyamoto, in March 2009 and, in the case of Mr. Dahan, in April 2009 based on the Current Compensation Committee’s evaluation of corporate and individual performance against the objectives set for fiscal 2008, as discussed in “—Compensation Discussion and Analysis.” Payouts ranged from approximately 40% to 90% of the target award opportunity and, in the case of Messrs. Chinnici and Gillstrom reflect the guaranteed payments of $200,000 each pursuant to the terms of their employment agreements. The actual award payouts for fiscal 2008 for each of the 2008 Named Executive Officers are reported in the Bonus and Non-Equity Incentive Plan Compensation columns of “— Fiscal 2008 Summary Compensation Table.”

(2)	The stock awards reported in this column consist of DSU awards made during fiscal 2008 under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan. These awards vest as set forth in footnote (1) to the Outstanding Equity Awards at Fiscal Year-End Table set forth under “—Fiscal 2008 Outstanding Equity Awards at Fiscal Year-End Table.” The awards also provided for accelerated automatic vesting in full under the following circumstances:

Mr. Dahan:

•

In the event that his employment is terminated due to death, disability, notice of nonrenewal of his employment agreement by CTI or if his employment is terminated by CTI without cause or by him with good reason.

Mr. Chinnici:

•

In the case of his regular equity award and the Chinnici One-Time Award, in the event his employment was terminated by CTI without cause or by him with good reason within 12 months following a change in control of CTI.

•

In the case of the Chinnici One-Time Award, in the event of notice of non-renewal of his employment agreement by CTI, or if his employment was terminated by CTI without cause or by him with good reason.

Ms. Shereda:

•	In the event her employment was terminated by CTI without cause or by her with good reason within 12 months following a change in control of CTI.

Mr. Miyamoto:

•	In the event his employment is terminated by CTI without cause or by him with good reason within 12 months following a change in control of CTI.

Mr. Gillstrom:

•	In the event his employment is terminated by Comverse, Inc. without cause or by him with good reason within 12 months following a change in control of CTI.

•

In the case of the Gillstrom One-Time Award, in the event of death, disability, notice of non-renewal of his employment agreement by Comverse, Inc. or if his employment was terminated by Comverse, Inc. without cause or by him with good reason.

Mr. Aronovitz:

•

In the event that his employment is terminated due to death, disability, notice of nonrenewal of his employment agreement by CTI or if his employment is terminated by CTI without cause or by him with good reason.

(3)	To defer the cash tax liability that would otherwise arise upon the delivery of unregistered shares in settlement of this DSU award, CTI and Mr. Dahan entered into an amendment to his DSU award agreement on December 3, 2008 to defer delivery of the award shares vesting during calendar year 2009 until the earlier of (a) one business day after the first date during calendar year 2010 on which the shares of common stock to be issued in settlement of the award are registered under the Securities Act and (b) December 31, 2010.

(4)	To defer the cash tax liability that would otherwise arise upon the delivery of unregistered shares in settlement of these DSU awards, CTI and each of Mr. Miyamoto and Ms. Shereda entered into amendments to their DSU award agreements on December 3, 2008 to defer delivery of the award shares vesting during calendar year 2009 until the earlier of (a) one business day after the first date during calendar year 2010 on which the shares of common stock to be issued in settlement of the awards are registered under the Securities Act and (b) December 31, 2010.

(5)	The amounts reported in this column represent the grant date fair value of the equity awards granted to the 2008 Named Executive Officers during fiscal 2008 computed in accordance with SFAS 123(R).

(6)	Mr. Aronovitz target annual cash incentive award opportunity was set by the Current Compensation Committee at $262,500.

Fiscal 2008 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents, for each of the 2008 Named Executive Officers, information regarding outstanding stock options and DSU awards held as of January 31, 2009. The market value of the shares of common stock reflected in the table is based upon the closing market price of CTI’s common stock on January 30, 2009 as quoted on the “Pink Sheets,” which was $6.32 per share.

Outstanding Equity Awards at Fiscal Year-End Table

		Option Awards						Stock Awards
Name	Issuer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andre Dahan	CTI CTI	—	—	—		—	—	122,560 318,472	$ $	774,579 2,012,743	—	—

Joseph R. Chinnici	CTI CTI	—	—	—		—	—	40,000 30,000	$ $	252,800 189,600	—	—

Cynthia L. Shereda	CTI CTI CTI	—	—	—		—	—	16,666 16,666 25,000	$ $ $	105,329 105,329 158,000	—	—

Lance Miyamoto	CTI CTI CTI	—	—	—		—	—	20,000 13,333 40,000	$ $ $	126,400 84,265 252,800	—	—

Urban Gillstrom	CTI CTI	—	—	—		—	—	40,000 40,000	$ $	252,800 252,800	—	—

Avi T. Aronovitz	CTI CTI CTI CTI Ulticom Verint Verint	15,000 12,000 10,000 15,000 5,625 3,000 3,000	— — — — — — —	— — — — — — —	$ $ $ $ $ $ $	10.52 16.70 22.39 24.04 9.72 35.11 34.40	12/23/2012 12/19/2013 12/06/2014 10/14/2015 06/26/2013 12/09/2014 01/11/2016	— — — — — — —		— — — — — — —	— — — — — — —	— — — — — — —

(1)	The DSU awards held by the 2008 Named Executive Officers as of January 31, 2009 were scheduled to vest as follows:

•

Mr. Dahan’s DSU award for 122,560 shares of common stock was scheduled to vest in two equal installments on each of April 20, 2009 and April 20, 2010. His DSU award for 318,472 shares of common stock was scheduled to vest in three equal installments on each of April 3, 2009, April 3, 2010 and April 3, 2011.

•

Each of Mr. Chinnici’s two DSU awards for 40,000 shares and 30,000 shares of common stock, respectively, was scheduled to vest in three equal installments on each of June 5, 2009, June 5, 2010 and June 5, 2011. In connection with the termination of his employment effective May 20, 2009, any portion of the Chinnici One-Time Award that remained unvested was immediately vested in full.

•

Each of Ms. Shereda’s two DSU awards for 16,666 shares of common stock was scheduled to vest in two equal installments on each of October 15, 2009 and October 15, 2010 Her DSU award for 25,000 shares of common stock was scheduled to vest in three equal installments on each of March 7, 2009, March 7, 2010 and March 7, 2011. One-third of Ms. Shereda’s DSU award for 25,000 shares vested on March 7, 2009. All outstanding DSU awards held by Ms. Shereda that remained unvested on March 20, 2009, the effective date of her termination of employment, were forfeited.

•

Each of Mr. Miyamoto’s two DSU awards for 20,000 and 13,333 shares of common stock, respectively, was scheduled to vest in two equal installments on each of November 1, 2009 and November 1, 2010. One-third of Mr. Miyamoto’s DSU award for 40,000 shares of common stock vested on March 7, 2009, with the remainder scheduled to vest in equal installments on each of March 7, 2010 and March 7, 2011.

•

Each of Mr. Gillstrom’s two DSU awards for 40,000 shares of common stock was scheduled to vest in three equal annual installments on each of November 1, 2009, November 1, 2010 and November 1, 2011. One-third of Mr. Gillstrom’s DSU award covering 40,000 shares of common stock and the Gillstrom One-Time Award vested on November 1, 2009. The unvested portion of the Gillstrom One-Time Award vested immediately and in full on the date of his termination. All other equity awards held by Mr. Gillstrom that remained unvested on his date of termination were forfeited.

•	In connection with the termination of his employment effective November 30, 2008, all of Mr. Aronovitz’s outstanding stock options and DSU awards vested in full on that date.

Fiscal 2008 Option Exercises and Stock Vested Table

The following table presents, for each of the 2008 Named Executive Officers, the number of shares of common stock acquired upon the vesting of restricted stock and DSU awards during the fiscal year ended January 31, 2009, and the value realized upon the vesting of such awards. For purposes of the table, the value realized is based upon the closing market price of CTI’s common stock as quoted on the “Pink Sheets” on the vesting date.

As a result of the delinquency in the filing of periodic reports, CTI was ineligible to use registration statements on Form S-8 and, to ensure it did not violate federal securities laws, in April 2006, CTI prohibited any exercise of stock options by employees, including the 2008 Named Executive Officers, until it was able to become current in its periodic reporting obligations under the federal securities laws and have an effective registration statement on Form S-8 on file with the SEC.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Andre Dahan	—	—	61,281	$1,069,353
Joseph R. Chinnici	—	—	—	—
Cynthia L. Shereda	—	—	16,668	$118,843
Lance Miyamoto	—	—	16,667	$121,169
Urban Gillstrom	—	—	—	—
Avi T. Aronovitz	—	—	71,490	$659,951

Fiscal 2008 Pension Benefits

CTI did not sponsor any defined benefit pension or other actuarial plan for the 2008 Named Executive Officers.

Fiscal 2008 Nonqualified Deferred Compensation

CTI did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for the 2008 Named Executive Officers.

Fiscal 2008 Director Compensation

The following table presents, for fiscal 2008, the total compensation for each person who served as a non-employee member of the Board of Directors during fiscal 2008. Mr. Dahan, who is President and Chief Executive Officer of CTI and Comverse, Inc. and receives no compensation for his service as a director, is not included in this table. The compensation received by Mr. Dahan as an employee is presented in “—Fiscal 2008 Summary Compensation Table.”

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Option Awards	All Other Compensation	Total
Raz Alon(3)	$250,000	$8,610	—	—	$258,610
Susan D. Bowick	$250,000	$8,610	—	—	$258,610
Charles J. Burdick(4)	$250,000	$8,610	—	—	$258,610
Joseph O’Donnell	$250,000	$8,610	—	—	$258,610
Augustus K. Oliver	$250,000	$8,610	—	—	$258,610
Richard N. Nottenburg	$250,000	$8,610	—	—	$258,610
A. Alexander Porter, Jr.	$250,000	$8,610	—	—	$258,610
Theodore H. Schell	$250,000	$8,610	—	—	$258,610
Mark C. Terrell(5)	$250,000	$8,610	—	—	$258,610
Robert Dubner(6)	$16,667	$472	—	—	$17,139

(1)	The amounts reported in the Stock Awards column represent the portion of the grant date fair value of the stock-based awards made to the non-employee directors during fiscal 2008 and in prior fiscal years that was recognized for financial reporting purposes with respect to fiscal 2008 in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of these stock-based awards is calculated by multiplying the number of shares in each award by the fair market value of CTI’s common stock on the award’s date of grant. See below for information on the stock-based awards made in fiscal 2008. The amounts reported in this column reflect the accounting cost for these stock-based awards, and do not correspond to the actual economic value that may be received by the non-employee directors from the awards.

(2)	The following table sets forth (a) the grant date fair value, pursuant to SFAS 123(R), of the DSU awards granted to the non-employee directors in fiscal 2008, (b) the aggregate number of shares underlying DSU awards held by the non-employee directors at fiscal year-end, January 31, 2009 and (c) the aggregate number of stock options held by the non-employee directors at fiscal year-end, January 31, 2009.

Director Name	DSU Award Grant Date	Grant Date Fair Value of DSU Awards Granted during Fiscal 2008	Number of Shares Underlying Unvested DSU Awards Held at End of Fiscal 2008	Number of Stock Options Held at End of Fiscal 2008
Raz Alon	12/03/08	$57,500	10,000	44,000
Susan D. Bowick	12/03/08	$57,500	10,000	—
Charles J. Burdick	12/03/08	$57,500	10,000	—
Joseph O’Donnell	12/03/08	$57,500	10,000	—
Augustus K. Oliver	12/03/08	$57,500	10,000	—
Richard N. Nottenburg	12/03/08	$57,500	10,000	—
Theodore H. Schell	12/03/08	$57,500	10,000	—
Mark C. Terrell	12/03/08	$57,500	10,000	—
Robert Dubner	1/28/09	$64,100	10,000	—

(3)	The reported compensation for Mr. Alon does not include the unvested portion of the DSU award covering 40,000 shares of common stock that was granted to him in connection with his service as interim Chief Executive Officer. As of January 31, 2009, only 2,000 shares from this award remained unvested.

(4)	Mr. Burdick was appointed non-executive Chairman of the Board of Directors effective March 14, 2008.

(5)	Mr. Terrell stepped down as non-executive Chairman of the Board of Directors effective March 14, 2008. He continues to serve as a member of the Board of Directors.

(6)	Mr. Dubner was appointed to the Board of Directors on January 29, 2009.

Director Compensation Information

Fee Arrangements for Directors

For fiscal 2008, the equity compensation awarded to each of the non-employee directors for service during fiscal 2008 consisted of a DSU award covering 10,000 shares of common stock.

For the period from February 1, 2008 to July 31, 2008, the cash compensation of each of the non-employee directors consisted of a cash retainer of $25,000 per month, with no meeting or committee fees or any additional compensation for service as a committee chair or serving as the Chairman of the Board of Directors.

In February 2008, the Current Compensation Committee directed Cook to prepare an analysis of director compensation trends among similarly-situated companies and to develop a group of peer companies that could be used for future consideration of director compensation matters. Following the preparation of Cook’s analysis and a review of the compensation data gathered with respect to the peer group companies, the Current Compensation Committee determined to adjust the fee arrangements for the non-employee directors.

Accordingly, for the period August 1, 2008 through January 31, 2009, the cash compensation of each of the non-employee director consisted of a cash retainer of $16,666.66 per month ($200,000 per annum), with no meeting or committee fees or any additional compensation for service as a committee chair or serving as the Chairman of the Board of Directors.

DSU awards are subject to the policy of the Board of Directors requiring directors to hold one-half of all shares of common stock received as compensation (after the sale of that portion of the shares underlying the DSU award as may be necessary for payment of the tax liabilities arising in connection with the delivery of the shares) for the duration of their service on the Board of Directors.

On January 1, 2009, shares in settlement of the DSU awards granted on December 5, 2007 were delivered to each of Messrs. Burdick, Nottenburg, O’Donnell, Oliver and Schell and Ms. Bowick, and on such date CTI purchased from each of Messrs. O’Donnell and Schell and Ms. Bowick 2,500, 3,635 and 2,963 shares, respectively, to cover their tax liabilities arising in connection with the delivery of the shares in settlement of the DSU awards. Pursuant to amendments to the DSU award agreements entered into in May and June 2008, shares in settlement of the awards granted to Messrs. Alon, Porter and Terrell will be deliverable on the first date following January 1, 2009 on which CTI has an effective registration statement on Form S-8 on file with the SEC, but in no event later than March 15, 2010.

On December 3, 2008, the Board of Directors granted each non-employee director a DSU award covering 10,000 shares of common stock for service during fiscal 2009. These awards are scheduled to vest and the shares in settlement of these awards will be scheduled to be delivered on the first date within calendar year 2010 on which such shares are the subject of an effective registration statement on Form S-8 and no resale restrictions apply, but in no event later than December 31, 2010.

Compensation Committee Interlocks and Insider Participation

During fiscal 2008, the Current Compensation Committee consisted of Ms. Bowick and Messrs. O’Donnell and Schell from February 1, 2008 through May 30, 2008 and of Ms. Bowick and Messrs. Nottenburg and Schell from May 30, 2008 through January 31, 2009. Each of these individuals is an independent director. During fiscal 2008, no member of the Current Compensation Committee was: (i) an officer or employee of CTI or any of its subsidiaries, (ii) formerly an officer of CTI or any of its subsidiaries or (iii) a party to any disclosable related-party transaction involving CTI or any of its subsidiaries.

As noted above, effective May 30, 2008, Dr. Richard N. Nottenburg was appointed to the Current Compensation Committee. Dr. Nottenburg has served as the President and Chief Executive Officer of Sonus Networks, Inc., a telecommunications company, since June 13, 2008. Sonus Networks is a customer of Comverse, Inc., Verint and Ulticom. We had a well-established and ongoing business relationship in the ordinary course of business with Sonus Networks prior to the appointment of Dr. Nottenburg to the Current Compensation Committee. Pricing and contract terms have been, and continue to be, determined through negotiations at arm’s length. For further information about this relationship, see Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

During fiscal 2008, none of CTI’s executive officers served as (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Current Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Current Compensation Committee or (iii) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of CTI.

Fiscal 2007 Executive Compensation

Fiscal 2007 Summary Compensation Table

The following table presents, for services rendered to CTI and its subsidiaries for each of the fiscal years ended January 31, 2008 and 2007, summary information regarding the total compensation awarded to, earned by or paid to the 2007 Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)			Bonus(1) ($)		Stock Awards(2) ($)		Option Awards(3) ($)		Non-Equity Incentive Plan Compensation(4) ($)		All Other Compensation(5) ($)		Total ($)

Andre Dahan, President and Chief Executive Officer(6)	2007 2006		$750,000 —	(1 5 )		— —		$1,048,086 —		— —		$1,787,000 —		$38,514 —		$3,623,600 —

Avi T. Aronovitz, Then- Interim Chief Financial Officer, Vice President, Finance, and Treasurer(7)	2007 2006	$ $	349,539 282,269	(1 5 )	$ $	310,000 120,000	$ $	337,040 111,602	$ $	83,784 112,695	$ $	350,000 350,000	$ $	8,148 4,649	$ $	1,438,511 981,215

Cynthia L. Shereda, Then-Executive Vice President, General Counsel, and Corporate Secretary(8)	2007 2006		$126,058 —			$200,000 —		$104,271 —		— —		$40,000 —		$15,000 —		$485,329 —

Lance Miyamoto, Then-Executive Vice President, Global Head of Human Resources(9)	2007 2006		$104,685 —	(1 5 )		$200,000 —		$79,979 —		— —		$85,000 —		$2,000 —		$471,664 —

Yaron Tchwella, Former President, Comverse, Inc.(10) (11)(12)	2007 2006		$420,321 —			— —		$2,200,193 —		$564,870 —		— —		$875,235 —		$4,060,619 —

Zeev Bregman, Former Chief Executive Officer, Comverse, Inc.(1 1)(1 3 )	2007 2006	$ $	106,213 312,128			— —	$	— 614,317	$ $	111,890 1,165,893	$	— 408,000	$ $	693,123 193,489	$ $	911,226 2,693,827

Paul L. Robinson, Former Chief Operating Officer, Executive Vice President, General Counsel, and Corporate Secretary (1 4)	2007 2006	$ $	273,845 503,654			$400,000 —	$ $	599,998 111,602	$ $	652,173 359,580	$	— 620,000	$ $	2,496,630 12,256	$ $	4,422,646 1,607,092

(1)	Discretionary bonuses are either wholly discretionary or guaranteed payments made to the 2007 Named Executive Officers for fiscal 2007 and 2006 other than under the relevant annual cash incentive plan, and consist of contractually guaranteed payments of $200,000 to Ms. Shereda and Mr. Miyamoto pursuant to the terms of their employment agreements and the retention bonus payment to Messrs. Aronovitz and Robinson of $310,000 and $400,000, respectively. The payments under the annual cash incentive plan for fiscal 2007 are reported in the Non-Equity Incentive Plan Compensation column.

(2)	The amounts reported in the Stock Awards column represent the portion of the grant date fair value of the stock-based awards granted to the 2007 Named Executive Officers during fiscal 2007 and 2006 and in prior fiscal years that was recognized for financial reporting purposes with respect to fiscal 2007 and 2006 in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of these stock-based awards was calculated by multiplying the number of shares in each award by the fair market value of CTI’s common stock on the award’s date of grant. See “—Fiscal 2007 Grants of Plan-Based Awards Table” for additional information on the stock-based awards made to the 2007 Named Executive Officers during fiscal 2007. The amounts reported in this column reflect the accounting cost for these stock-based awards, and do not correspond to the actual economic value that may be received by the 2007 Named Executive Officers from the awards.

(3)	The amounts reported in the Option Awards column represent the portion of the grant date fair value of the stock options granted to the 2007 Named Executive Officers in prior fiscal years that was recognized for financial reporting purposes with respect to fiscal 2007 and 2006 in accordance with SFAS 123(R). No stock options were granted to the 2007 Named Executive Officers during either fiscal 2007 or 2006. Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in note 19 to the consolidated financial statements included in Item 15 of this Annual Report. The amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the 2007 Named Executive Officers from the options.

(4)	The amounts reported in the Non-Equity Incentive Plan Compensation column represent the payments earned by the 2007 Named Executive Officers for fiscal 2007 and fiscal 2006 under the annual cash incentive plan (less any guaranteed payments, which are reported in the Bonus column). The amounts for fiscal 2007 were paid in fiscal 2008, and the amounts for fiscal 2006 were paid in fiscal 2007.

(5)	The amounts reported in the All Other Compensation column for the 2007 Named Executive Officers in fiscal 2006, if applicable, are presented in note 5 of “—Fiscal 2006 Executive Compensation—Fiscal 2006 Summary Compensation Table.” The amounts reported in the All Other Compensation column for the 2007 Named Executive Officers in fiscal 2007 are as follows:

Named Executive Officer	Auto Expenses	Tax/Legal Expenses		Tax Reimbursement Payments	Gym Membership	Israeli Post- Employment Benefits		Section 401(k) plan matching contributions	Other Payments		Termination Payments		Total
Andre Dahan(a)	$11,937	$23,505		—	$1,072	—		$2,000	—		—		$38,514
Avi T. Aronovitz	$6,148	—		—	—	—		$2,000	—		—		$8,148
Cynthia L. Shereda	—	$15,000	(b)	—	—	—		—	—		—		$15,000
Lance Miyamoto	—	—		—	—	—		$2,000	—		—		$2,000
Yaron Tchwella	$14,863	—		—	—	$112,109	(c)	—	$65,405	(d)	$682,858	(e)	$875,235
Zeev Bregman	$4,062	—		—	—	$15,763	(f)	—	$14	(g)	$673,284	(h)	$693,123
Paul L. Robinson	$6,011	$3,500		$16,164	—	—		—	—		$2,470,955	(i)	$2,496,630

(a)	The amounts reported do not include per diem in the amount of $70 per day paid to Mr. Dahan to reimburse him for his expenses while in Israel, which for fiscal 2007 amounted to a total of $4,340.

(b)	Represents reimbursement of legal fees in connection with the negotiation of her employment agreement.

(c)	Consists of social security benefits in the amount of $5,823 and contributions to manager’s insurance (“bituach minahalim”) and advanced study (“keren hishtalmut”) funds of $69,001 and $37,285, respectively, on his behalf. These are customary benefits generally provided to employees based in Israel (other than those in very junior positions).

(d)	Consists of a contribution to an employee severance fund of $64,484 and other payments of $921. The employee severance fund is a customary benefit generally provided to employees based in Israel (other than those in very junior positions).

(e)	Consists of reimbursement of the costs of an executive education program in the amount of $58,000, as well as a lump-sum cash payment of NIS 2,516,990 (approximately $624,858) to him under the terms of his separation agreement. For additional information on the amount paid to Mr. Tchwella in connection with his termination of employment, see “—Potential Payments Upon Termination or Change in Control.”

(f)	Consists of social security benefits in the amount of $972 and contributions to manager’s insurance (“bituach minahalim”) and advanced study (“keren hishtalmut”) funds of $14,207 and $584, respectively, on his behalf.

(g)	Consists of a contribution to fund other fringe benefits of $14.

(h)	Consists of a severance payment in the amount of $613,284 (funded by prior contributions to the manager’s insurance (“bituach minahalim”) fund, and a lump-sum payment in the amount of $60,000 (in connection with his resignation) in lieu of the continued use of a car and telephone and reimbursement of tax preparation fees.

(i)	Consists of a cash payment of $1,810,833 made under the terms of his separation agreement (consisting of $515,000 representing 100% of his annual base salary, $350,000 representing 100% of his maximum annual cash incentive award, $800,000 representing his unpaid special retention bonuses, and $145,833 representing a pro rata portion of his maximum annual cash incentive award for fiscal 2007), $7,109 for the costs associated with COBRA health continuation benefits for the fiscal year ended January 31, 2008, and $653,013, which was, as of the date of termination, the non-cash amount attributable to the accelerated vesting of his outstanding equity awards. For additional information on the amount paid to Mr. Robinson in connection with his termination of employment, see “—Potential Payments Upon Termination or Change in Control.”

(6)	Mr. Dahan became President and Chief Executive Officer effective April 30, 2007.

(7)	Mr. Aronovitz’s employment was terminated effective November 30, 2008.

(8)	Ms. Shereda terminated her employment effective March 20, 2009.

(9)	Mr. Miyamoto became Executive Vice President, Global Head of Human Resources effective November 1, 2007 and his employment was terminated effective January 5, 2010.

(10)	Mr. Tchwella relinquished his position in November 2007, and continued to serve as an employee advising Comverse, Inc. until January 31, 2008.

(11)	Messrs, Tchwella and Bregman, as Israeli-based employees, are paid in new Israeli shekels (or NIS). In calculating the United States dollar equivalent for disclosure purposes, each payment was converted into dollars based on the exchange rate in effect at the end of the month in which the payment was made. For fiscal 2007, the weighted-average exchange rate for purposes of converting each these payments into dollars was NIS 4.037 per dollar.

(12)	Mr. Tchwella’s compensation for fiscal 2006 is not presented herein as he was not a named executive officer for such year.

(13)	Mr. Bregman tendered his resignation effective March 31, 2007.

(14)	Mr. Robinson’s employment was terminated effective June 29, 2007.

(15)	Includes amounts of $20,500, $15,808 and $5,000 contributed to the Section 401(k) plan by Messrs. Dahan, Aronovitz and Miyamoto, respectively.

Fiscal 2007 Grants of Plan-Based Awards Table

The following table presents, for each of the 2007 Named Executive Officers, information concerning cash awards under the annual cash incentive plan for fiscal 2007 and grants of DSU awards made during fiscal 2007. CTI did not make any stock option grants to any of the 2007 Named Executive Officers, or to any other employee, during fiscal 2007.

Grants of Plan-Based Awards Table

Name	Grant Date	Action Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)		Grant Date Fair Value of Stock and Option Awards(4)
			Threshold ($)	Target ($)(2)	Maximum ($)
Andre Dahan	— 4/30/07	3/28/07	—	$1,000,000	$2,000,000	183,841	(5)		$4,169,514
Avi T. Aronovitz(6)	— 4/20/07	4/12/07	—	$262,500	—	11,490			$258,755
Cynthia L. Shereda	— 10/15/07 10/15/07	8/28/07 8/28/07	—	$300,000	$425,000	25,000 25,000		$ $	530,000 530,000
Lance Miyamoto	— 11/1/07 11/1/07	10/30/07 10/30/07	—	$300,000	$425,000	30,000 20,000		$ $	579,000 386,000
Yaron Tchwella	— 5/30/07	5/30/07	—	$400,000	—	41,364			$951,372
Zeev Bregman	—	—	—	—	—	—			—
Paul L. Robinson	—	—	—	—	—	—			—

(1)	This column reports the date on which the Current Compensation Committee took action to grant the DSU awards reported in this table, which may precede the awards’ grant date in circumstances where the Current Compensation Committee approved a grant of a DSU award for a new hire conditioned upon the grantee commencing employment.

(2)	The amounts reported in this column reflect the target annual cash incentive award opportunities for each of the 2007 Named Executive Officers as stipulated in their respective employment agreements. Award payouts were made, in the case of Ms. Shereda and Messrs. Aronovitz and Miyamoto, in March 2008 and, in the case of Mr. Dahan, in April 2008 based on the Current Compensation Committee’s evaluation of corporate and individual performance against the objectives set for fiscal 2007, as discussed in “—Compensation Discussion and Analysis.” Payouts ranged from approximately 158% to 187% of the target award opportunity and, in the case of Ms. Shereda and Messrs. Dahan and Miyamoto, were pro-rated for their term of service during the fiscal year. The actual award payouts for fiscal 2007 for each of the 2007 Named Executive Officers are reported in the Bonus and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table under “—Fiscal 2007 Summary Compensation Table.”

(3)	The stock awards reported in this column consist of DSU awards made during fiscal 2007 under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan. For the vesting schedules of these awards, see footnote (1) to the Outstanding Equity Awards at Fiscal Year-End Table under “—Fiscal 2007 Outstanding Equity Awards at Fiscal Year-End Table.” The awards also provided for accelerated automatic vesting in full under the following circumstances:

Mr. Dahan:

•

In the event that his employment is terminated due to disability, notice of non-renewal of his employment agreement by CTI or if his employment is terminated by CTI without cause or by him with good reason. The DSU awards were amended in April 2008 to provide for automatic acceleration of vesting in the event that Mr. Dahan’s employment is terminated due to death or disability.

Mr. Aronovitz:

•

In the event that his employment is terminated due to death, disability, notice of nonrenewal of his employment agreement by CTI or if his employment is terminated by CTI without cause or by him with good reason.

Ms. Shereda:

•	In the event her employment was terminated by CTI without cause or by her with good reason within 12 months following a change in control of CTI.

•

In the case of the Shereda One-Time Award, in the event of disability, notice of nonrenewal of her employment agreement by CTI or if her employment was terminated by CTI without cause or by her with good reason. The Shereda One-Time Award was amended in April 2008 to provide for automatic acceleration of vesting in the event that Ms. Shereda’s employment is terminated due to death or disability.

Mr. Miyamoto:

•	In the event his employment is terminated by CTI without cause or by him with good reason within 12 months following a change in control of CTI.

•

In the case of the Miyamoto One-Time Award, in the event of disability, notice of nonrenewal of his employment by CTI or if his employment is terminated by CTI without cause or by him with good reason.

Mr. Tchwella:

•	In the event of death or disability, or if his employment was terminated by CTI without cause.

•	In the event of a change in control of CTI, unless it was assumed, converted or replaced by the acquiring entity.

(4)	The amounts reported in this column represent the grant date fair value of the equity awards granted to the 2007 Named Executive Officers during fiscal 2007 computed in accordance with SFAS 123(R).

(5)	To defer the cash tax liability that would otherwise arise upon the delivery of unregistered shares in settlement of this DSU award, CTI and Mr. Dahan entered into amendments to his DSU award agreement on April 29, 2008 and December 3, 2008 to defer delivery of the award shares vesting during calendar years 2008 and 2009 until the earlier of (a) one business day after the first date during calendar year 2010 on which the shares of common stock to be issued in settlement of the award are registered under the Securities Act and (b) December 31, 2010.

(6)	Mr. Aronovitz target annual cash incentive award opportunity was set by the Current Compensation Committee at $262,500.

Fiscal 2007 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents, for each of the 2007 Named Executive Officers, information regarding outstanding stock options and DSU awards held as of January 31, 2008. The market value of the shares of common stock reflected in the table is based upon the closing market price of CTI’s common stock on January 31, 2008 as quoted on the “Pink Sheets,” which was $16.35 per share.

Outstanding Equity Awards at Fiscal Year-End Table

		Option Awards						Stock Awards
Name	Issuer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andre Dahan(1)	CTI	—	—	—		—	—	183,841		$3,005,800	—	—

Avi T. Aronovitz(1)(2)	CTI CTI CTI CTI CTI CTI Ulticom Verint Verint	15,000 12,000 7,500 8,438 — — 5,625 3,000 3,000	— — 2,500 6,562 — — — — —	— — — — — — — — —	$ $ $ $ $ $ $	10.52 16.70 22.39 24.04 — — 9.72 35.11 34.40	12/23/2012 12/19/2013 12/06/2014 10/14/2015 — — 06/26/2013 12/09/2014 01/11/2016	— — — — 11,490 30,000 — — —	$ $	— — — 187,862 490,500 — — —	— — — — — — — — —	— — — — — — — — —

Cynthia L. Shereda(1)	CTI CTI	— —	— —	— —		— —	— —	25,000 25,000	$ $	408,750 408,750	— —	— —

Lance Miyamoto(1)	CTI CTI	— —	— —	— —		— —	— —	30,000 20,000	$ $	490,500 327,000	— —	— —

Yaron Tchwella(1)(2)	CTI CTI CTI CTI CTI CTI	3,469 10,204 150,000 20,000 50,000 50,000	— — — — — —	— — — — — —	$ $ $ $ $ $	10.52 10.52 14.68 16.70 22.39 24.04	11/30/2010 10/22/2011 08/15/2013 12/19/2013 12/06/2014 10/14/2015	— — — — — —		— — — — — —	— — — — — —	— — — — — —

Zeev Bregman(1)	CTI CTI CTI CTI CTI Verint Starhome	37,000 255,000 171,681 67,500 36,602 2,935 22,400	— — — — — — —	— — — — — — —	$ $ $ $ $ $ $	10.52 10.52 16.70 23.49 24.04 8.69 5.5862	11/30/2010 10/22/2011 12/19/2013 12/09/2014 10/14/2015 04/01/2011 01/11/2009	— — — — — — —		— — — — — — —	— — — — — — —	— — — — — — —

Paul L. Robinson(1) (2)	CTI CTI CTI Ulticom Ulticom Verint Verint Verint Verint	20,000 50,000 50,000 12,250 1,250 1,223 2,250 2,000 3,000	— — — — — — — — —	— — — — — — — — —	$ $ $ $ $ $ $ $ $	16.70 22.39 24.04 9.72 10.85 16.00 23.00 35.11 34.40	12/19/2013 12/06/2014 10/14/2015 06/26/2013 07/09/2014 05/21/2012 12/12/2013 12/09/2014 01/11/2016	— — — — — — — — —		— — — — — — — — —	— — — — — — — — —	— — — — — — — — —

(1)	The stock options and DSU awards held by the 2007 Named Executive Officers as of January 31, 2008 were scheduled to vest as follows:

•	Mr. Dahan’s DSU award for 183,841 shares of common stock was scheduled to vest in three equal installments on April 20, 2008, April 20, 2009 and April 20, 2010.

•

Mr. Aronovitz’s stock option to purchase 15,000 shares of common stock was fully vested as of January 31, 2008; his stock option to purchase 12,000 shares of common stock vested as to 25% of the underlying option shares on December 19, 2004 and quarterly thereafter until December 19, 2007; his stock option to purchase 10,000 shares of common stock vested as to 25% of the underlying option shares on December 6, 2005 and quarterly thereafter until December 6, 2008; and his stock option to purchase 15,000 shares of common stock vested as to 25% of the underlying option shares on October 14, 2006 and quarterly thereafter until October 14, 2009. Mr. Aronovitz’s DSU award for 11,490 shares of common stock was scheduled to vest in two annual installments: 8,618 shares on April 20, 2008 and 2,872 shares on April 20, 2009; and his DSU award for 40,000 shares of common stock was scheduled to vest in four equal installments on May 31, 2007, May 31, 2008, May 31, 2009 and May 31, 2010. Upon Mr. Aronovitz’s termination of employment on November 30, 2008, all of his outstanding stock options and DSU awards vested in full.

Mr. Aronovitz also held stock options to purchase 5,625 shares of Ulticom, all of which were exercisable at January 31, 2008 and stock options to purchase 6,000 shares of Verint, all of which were exercisable at January 31, 2008.

•	Each of Ms. Shereda’s two DSU awards for 25,000 shares of common stock was scheduled to vest in three equal installments on October 15, 2008, October 15, 2009 and October 15, 2010.

•

Each of Mr. Miyamoto’s two DSU awards for 30,000 and 20,000 shares of common stock, respectively, was scheduled to vest in three equal installments on November 1, 2008, November 1, 2009 and November 1, 2010.

•

As of January 31, 2008, all stock options to purchase shares of common stock held by Mr. Tchwella were fully vested. Upon Mr. Tchwella’s termination of employment, all of his outstanding stock options and DSU awards immediately vested in full.

•

Mr. Bregman’s stock option to purchase 37,000 shares of common stock was fully vested as of January 31, 2008; his stock option to purchase 255,000 shares of common stock was fully vested as of January 31, 2008; his stock option to purchase 211,300 shares of common stock vested as to 25% of the underlying option shares on December 19, 2004 and quarterly thereafter until December 19, 2007; his stock option to purchase 120,000 shares of common stock vested as to 25% of the underlying option shares on December 9, 2005 and quarterly thereafter until December 9, 2008; and his stock option to purchase 117,127 shares of common stock vested as to 25% of the underlying option shares on October 14, 2006 and quarterly thereafter until October 14, 2009. Upon Mr. Bregman’s resignation, the unvested portions of his outstanding stock options were cancelled. Accordingly, the unvested portion of his stock option to purchase 211,300 shares of common stock was cancelled, leaving an option to purchase 171,681 shares of common stock, the unvested portion of his stock option to purchase 120,000 shares of common stock was cancelled, leaving an option to purchase 67,500 shares of common stock and the unvested portion of his stock option to purchase 117,127 shares of common stock was cancelled, leaving an option to purchase 36,602 shares of common stock. In addition, upon Mr. Bregman’s resignation, the unvested portions of his outstanding DSU awards were cancelled.

Mr. Bregman also held stock options to purchase 2,935 shares of Verint, all of which were exercisable at January 31, 2008 and stock options to purchase 22,400 shares of Starhome, all of which were exercisable at January 31, 2008. On April 30, 2008, Mr. Bregman exercised all of his options to purchase shares of Starhome.

•

Mr. Robinson’s stock option to purchase 20,000 shares of common stock vested as to 25% of the underlying option shares on December 19, 2004 and quarterly thereafter until December 19, 2007; his stock option to purchase 50,000 shares of common stock vested as to 25% of the underlying option shares on December 6, 2005 and quarterly thereafter until December 6, 2008; and his other stock option to purchase 50,000 shares of common stock vested as to

25% of the underlying option shares on October 14, 2006 and quarterly thereafter until October 14, 2009. Upon Mr. Robinson’s termination of employment effective June 29, 2007, all of his outstanding stock options and DSU awards vested in full.

Mr. Robinson also held stock options to purchase 13,500 shares of Ulticom, all of which were exercisable at January 31, 2008 and stock options to purchase 8,473 shares of Verint, all of which were fully exercisable at January 31, 2008. In addition, upon termination of his employment, effective June 29, 2007, Mr. Robinson held stock options to purchase 4,500 shares of Starhome, which expired, by their terms, as Mr. Robinson did not exercise these options within the 90-day post-termination exercise period.

(2)	As a result of the Special Committee’s investigation of CTI’s historical stock option grant practices, CTI determined that certain stock options held by Messrs. Aronovitz, Tchwella and Robinson had exercise prices lower than the fair market value per share of the underlying shares of common stock on the options’ measurement dates for financial reporting purposes (referred to as discounted options) and therefore these options may be subject to adverse individual income tax consequences under Section 409A of the Code. As each of Messrs. Aronovitz, Tchwella and Robinson was not an executive officer required to report his equity holdings in CTI under Section 16 of the Exchange Act on the date of grant of these discounted options, CTI extended to each of Messrs. Aronovitz, Tchwella and Robinson an offer intended to ameliorate these adverse tax consequences in compliance with published guidance applicable to Section 409A. The offer applied to discounted options that vested after December 31, 2004. Under the terms of the offer, CTI offered Messrs. Aronovitz, Tchwella and Robinson the opportunity to amend the exercise price of their eligible discounted options to equal the fair market value of the common stock on the eligible discounted options’ measurement dates as determined for accounting purposes. Messrs. Aronovitz and Robinson accepted the offer.

Fiscal 2007 Option Exercises and Stock Vested Table

The following table presents, for each of the 2007 Named Executive Officers, the number of shares of common stock acquired upon the vesting of restricted stock and DSU awards during the fiscal year ended January 31, 2008, and the value realized upon the vesting of such awards. For purposes of the table, the value realized is based upon the closing market price of CTI’s common stock as quoted on the “Pink Sheets” on the vesting date.

As a result of the delinquency in the filing of periodic reports, CTI was ineligible to use registration statements on Form S-8 and, to ensure it did not violate federal securities laws, in April 2006, CTI prohibited any exercise of stock options by employees, including the 2007 Named Executive Officers, until it was able to become current in its periodic reporting obligations under the federal securities laws and have an effective registration statement on Form S-8 on file with the SEC.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Andre Dahan	—	—	—		—
Avi T. Aronovitz	—	—	10,000		$229,200
Cynthia L. Shereda	—	—	—		—
Lance Miyamoto	—	—	—		—
Yaron Tchwella	—	—	81,364	(1)	$1,326,101	(1)
Zeev Bregman	—	—	—		—
Paul L. Robinson	—	—	40,000	(2)	$854,700	(2)

(1)	Includes 30,000 shares of common stock which vested on January 26, 2008, with an aggregate value realized equal to $486,300 based on the closing market price of CTI’s common stock on that date as quoted on the “Pink Sheets,” which was $16.21 per share, and 51,364 shares of common stock which vested on January 31, 2008, with an aggregate value realized equal to $839,801 based on the closing market price of the common stock on that date as quoted on the “Pink Sheets,” which was $16.35 per share.

(2)	Includes 10,000 shares of common stock which vested on May 31, 2007, with an aggregate value realized equal to $229,200 based on the closing market price of CTI’s common stock on that date as quoted on the “Pink Sheets,” which was $22.92 per share, and 30,000 shares of common stock which vested on June 29, 2007, with an aggregate value realized equal to $625,500 based on the closing market price of the common stock on that date as quoted on the “Pink Sheets,” which was $20.85 per share.

Fiscal 2007 Pension Benefits

CTI did not sponsor any defined benefit pension or other actuarial plan for the 2007 Named Executive Officers.

Fiscal 2007 Nonqualified Deferred Compensation

CTI did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for the 2007 Named Executive Officers.

Fiscal 2007 Director Compensation

The following table presents, for fiscal 2007, the total compensation for each person who served as a non-employee member of the Board of Directors during fiscal 2007. Mr. Dahan, who is President and Chief Executive Officer and receives no compensation for his service as a director, is not included in this table. The compensation received by Mr. Dahan as an employee is presented in “—Fiscal 2007 Summary Compensation Table.”

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Option Awards	All Other Compensation	Total
Current Directors
Raz Alon(3)	$225,000	$235,952	—	—	$460,952
Susan D. Bowick	$294,333	$235,952	—	—	$530,285
Charles J. Burdick	$284,833	$235,952	—	—	$520,785
Joseph O’Donnell	$294,833	$235,952	—	—	$530,785
Augustus K. Oliver	$200,000	$183,993	—	—	$383,993
Richard N. Nottenburg	$275,333	$235,952	—	—	$511,285
A. Alexander Porter, Jr.	$200,000	$183,993			$383,993
Theodore H. Schell	$290,833	$235,952			$526,785
Mark C. Terrell	$300,000	$235,952	—	—	$535,952
Former Directors(4)
John H. Friedman(5)	$50,833	$138,775	—	—	$189,608
Samuel Oolie(5)	$50,833	$138,775	—	—	$189,608

(1)	The amounts reported in the Stock Awards column represent the portion of the grant date fair value of the stock-based awards granted to the non-employee directors during fiscal 2007 and in prior fiscal years that was recognized for financial reporting purposes with respect to fiscal 2007 in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of these stock-based awards is calculated by multiplying the number of shares in each award by the fair market value of CTI’s common stock on the award’s date of grant. See below for information on the stock-based awards made in fiscal 2007. The amounts reported in this column reflect the accounting cost for these stock-based awards, and do not correspond to the actual economic value that may be received by the non-employee directors from the awards.

(2)	The following table sets forth (a) the grant date fair value, pursuant to SFAS 123(R), of the DSU awards granted to the non-employee directors in fiscal 2007, (b) the aggregate number of shares underlying DSU awards held by the non-employee directors at fiscal year-end, January 31, 2008 and (c) the aggregate number of stock options held by the non-employee directors at fiscal year-end, January 31, 2008.

Director Name	DSU Award Grant Date	Grant Date Fair Value of DSU Awards Granted during Fiscal 2007		Number of Shares Underlying Unvested DSU Awards Held at End of Fiscal 2007		Number of Stock Options Held at End of Fiscal 2007
Current Directors
Raz Alon	03/28/07 12/05/07	$ $	213,500 154,800	— 10,000	(a) (b)	50,750
Susan D. Bowick	03/28/07 12/05/07	$ $	213,500 154,800	— 10,000	(a)	—
Charles J. Burdick	03/28/07 12/05/07	$ $	213,500 154,800	— 10,000	(a)	—
Joseph O’Donnell	03/28/07 12/05/07	$ $	213,500 154,800	— 10,000	(a)	—
Augustus K. Oliver	05/22/07 12/05/07	$ $	161,541 154,800	— 10,000	(c)	—
Richard N. Nottenburg	03/28/07 12/05/07	$ $	213,500 154,800	— 10,000	(a)	—
A. Alexander Porter, Jr.	05/22/07 12/05/07	$ $	161,541 154,800	— 10,000	(c)(d)	—
Theodore H. Schell	03/28/07 12/05/07	$ $	213,500 154,800	— 10,000	(a)	—
Mark C. Terrell	03/28/07 12/05/07	$ $	213,500 154,800	— 10,000	(a)	—
Former Directors
John H. Friedman	03/28/07 03/28/07	$ $	85,400 53,375	— —	(e) (f)	44,000	(g)(h)
Samuel Oolie	03/28/07 03/28/07	$ $	85,400 53,375	— —	(e) (f)	17,000	(h)

(a)	Represents a DSU award covering 10,000 shares of common stock granted on March 28, 2007 for service during fiscal 2007. This award vested on January 1, 2008. Shares of common stock in settlement of the award were delivered on January 1, 2008. In addition, on such date, CTI purchased from each of Messrs. O’Donnell and Alon and Ms. Bowick 2,500, 3,100 and 2,963 shares, respectively, to cover the tax liabilities arising in connection with the delivery of shares in settlement of the awards.

(b)	See note 3 below.

(c)	Represents a DSU award covering 6,945 shares of common stock granted on May 22, 2007. This award vested on January 1, 2008. Shares of common stock in settlement of the award were delivered on January 1, 2008.

(d)	On January 1, 2008, CTI purchased from Mr. Porter 2,525 shares to cover the tax liabilities arising in connection with the delivery of shares in settlement of the award referred to in footnote (c).

(e)	Represents a DSU award covering 4,000 shares of common stock (fulfilling CTI’s commitment made by the Board of Directors on June 15, 2006 to grant each non-employee director an award of 4,000 shares of common stock for service during fiscal 2006) granted on March 28, 2007. This award vested on April 30, 2007. Shares of common stock in settlement of the award were delivered on January 1, 2008.

(f)	Represents a DSU award covering 2,500 shares of common stock granted on March 28, 2007. This award was granted to a former director who resigned effective April 30, 2007 and represents a pro rata portion of the DSU award granted to the non-employee directors for service during fiscal 2007. This award vested on April 30, 2007. Shares of common stock in settlement of the award were delivered on January 1, 2008.

(g)	Includes stock options to purchase 27,000 shares of CTI’s common stock that expired on January 31, 2010.

(h)	Each of Messrs. Friedman and Oolie agreed to relinquish all of his outstanding unexercised options pursuant to the terms of the settlement agreement for the shareholder derivative actions (upon the settlements becoming final without any further appeal).

(3)	The reported compensation for Mr. Alon does not include the unvested portion of the DSU award covering 40,000 shares of common stock that was granted to him in connection with his service as interim Chief Executive Officer. As of January 31, 2008, only 8,000 shares from this award remained unvested.

(4)

Ron Hiram, who resigned as a member of CTI’s Board of Directors on December 14, 2006, received a DSU award covering 4,000 shares of common stock (fulfilling the commitment made by the Board of Directors on

June 15, 2006 to grant each non-employee director an award of 4,000 shares of common stock for service during fiscal 2006) on March 28, 2007. This award vested on April 30, 2007. Shares of common stock in settlement of the award were delivered to Mr. Hiram on January 1, 2008.

(5)	Messrs. Friedman and Oolie resigned as members of the Board of Directors effective April 30, 2007.

Director Compensation Information

Fee Arrangements for Directors

For the period from February 1, 2007 to March 31, 2007, the compensation of each non-employee director consisted of:

•	a $50,000 annual cash retainer, payable in quarterly installments;

•	a $5,000 monthly cash payment;

•	an annual DSU award covering 4,000 shares of common stock;

•	$1,500 for attendance at each Board of Directors meeting; and

•	$1,000 for attendance at each committee meeting of the Board of Directors.

In addition, the Chairman of each of the Audit Committee and the Compensation Committee received an annual cash retainer of $15,000 and the Chairman of the Corporate Governance and Nominating Committee received an annual cash retainer of $7,500.

On March 28, 2007, the Board of Directors, upon the recommendation of the Current Compensation Committee, modified the compensation package for the non-employee directors effective April 1, 2007. The amended compensation package for the non-employee directors consisted of:

•	A cash retainer of $25,000 per month, with no meeting or committee fees or any additional compensation for service as a committee chair or serving as the Chairman of the Board of Directors; and

•	A DSU award covering 10,000 shares of common stock for service during fiscal 2007, with the award vesting and shares in settlement of the award deliverable on January 1, 2008.

The modifications to CTI’s director compensation program were designed to recognize the increased time commitment required of the non-employee directors as a result of the Special Committee investigations and related and other accounting matters, the ongoing reconstitution of CTI’s senior management, the numerous reporting and disclosure obligations and related regulatory matters facing CTI, to address directors’ potential liability exposure in light of CTI’s challenges at such time and to attract new directors.

The DSU award component was designed to encourage stability on the Board of Directors and to attract and retain directors. The award was subject to a newly-adopted policy of the Board of Directors requiring non-employee directors to hold one-half of all shares of common stock received as compensation (after sale of only that portion of the shares subject to an award as may be necessary to satisfy any tax liability or obligation associated with the exercise, vesting, or settlement of the award) during the term of their service on the Board of Directors.

On March 28, 2007, the Board of Directors, then comprised exclusively of independent directors, implemented its June 15, 2006 decision, as described under “—Fiscal 2006 Executive Compensation—Director Compensation Information” to award each non-employee director an annual award of 4,000 shares of common stock through the grant of DSU awards covering 4,000 shares of common stock to each of Messrs. Friedman, Oolie and Hiram for service during fiscal 2006. These awards vested on April 30, 2007 and shares in settlement of the award were delivered on January 1, 2008. Also on March 28, 2007, the Board of Directors granted each of the non-employee directors remaining on the Board of Directors after April 30, 2007 (that is, Messrs. Alon, Burdick, O’Donnell, Nottenburg, Schell and Terrell and Ms. Bowick) a DSU award covering 10,000 shares of common stock for service during fiscal 2007. These awards vested, and shares in settlement of the awards were delivered, on January 1, 2008. In addition, on the delivery date CTI purchased from each of Messrs. O’Donnell and Alon and Ms. Bowick 2,500, 3,100 and 2,963 shares, respectively, to cover the tax liabilities arising in connection with the delivery of shares in settlement of the DSU awards.

In addition, on March 28, 2007, the Board of Directors granted Messrs. Friedman and Oolie, whose resignations from the Board of Directors were effective on April 30, 2007, DSU awards covering 2,500 shares of common stock, which represented a pro rata portion of DSU awards granted to the other non-employee directors on March 28, 2007 for service during fiscal 2007. These awards vested on April 30, 2007 and shares in settlement of these awards were delivered on January 1, 2008.

On May 21, 2007, in connection with their appointment to the Board of Directors, the Board of Directors, including its independent directors, approved the grant of a DSU award covering 6,945 shares of common stock to each of Messrs. Oliver and Porter, which represented a pro rata portion of DSU awards granted to the other non-employee directors on March 28, 2007 for service during fiscal 2007. These awards vested and shares in settlement of these awards were delivered on January 1, 2008. In addition, on the delivery date CTI purchased from Mr. Porter 2,525 shares to cover the tax liabilities arising in connection with the delivery of shares in settlement of his DSU award.

On December 5, 2007, the Board of Directors, including its independent directors, granted each non-employee director a DSU award covering 10,000 shares of common stock for service during fiscal 2008. These awards were scheduled to vest and shares in settlement of these awards were scheduled to be delivered on January 1, 2009. On January 1, 2009, shares in settlement of the awards were delivered to each of Messrs. Burdick, Oliver, Nottenburg, O’Donnell and Schell and Ms. Bowick, and on the delivery date CTI purchased from each of Messrs. O’Donnell and Schell and Ms. Bowick 2,500, 3,635 and 2,963 shares, respectively, to cover their tax liabilities arising in connection with the delivery of the shares in settlement of the DSU awards. Pursuant to amendments to the DSU agreements entered into in May and June 2008, shares in settlement of the awards granted to Messrs. Alon, Porter and Terrell will be deliverable on the first date following January 1, 2009 on which CTI has an effective registration statement on Form S-8 on file with the SEC, but in no event later than March 15, 2010.

Compensation Committee Interlocks and Insider Participation

During fiscal 2007, the Current Compensation Committee consisted of Ms. Bowick and Messrs. O’Donnell and Schell. Each of these individuals is an independent director. During fiscal 2007, no member of the Current Compensation Committee was: (i) an officer or employee of CTI or any of its subsidiaries, (ii) formerly an officer of CTI or any of its subsidiaries or (iii) a party to any disclosable related-party transaction involving CTI or any of its subsidiaries.

Effective May 30, 2008, Dr. Richard N. Nottenburg was appointed to the Compensation and Leadership Committee. Dr. Nottenburg has served as the President and Chief Executive Officer of Sonus Networks, Inc., a telecommunications company, since June 13, 2008. Sonus Networks is a customer of Comverse, Inc., Verint and Ulticom. We had a well-established and ongoing business relationship in the ordinary course of business with Sonus Networks prior to the appointment of Dr. Nottenburg to the Compensation and Leadership Committee. Pricing and contract terms have been, and continue to be, determined through negotiations at arm’s length. For further information about this relationship, see Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

During fiscal 2007, none of CTI’s executive officers served as (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Current Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Current Compensation Committee or (iii) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of CTI.

Fiscal 2006 Executive Compensation

Fiscal 2006 Summary Compensation Table

The following table presents, for services rendered to CTI and its subsidiaries for the fiscal year ended January 31, 2007, summary information regarding the total compensation awarded to, earned by or paid to the 2006 Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation (4) ($)	All Other Compensation (5) ($)	Total ($)

Paul L. Robinson, Then-Chief Operating Officer, Executive Vice President, General Counsel, and Corporate Secretary	2006	$503,654	(10)	—	$111,602	$359,580	$620,000	$12,256	$1,607,092

Avi T. Aronovitz, Then-Interim Chief Financial Officer, Vice President, Finance and Treasurer	2006	$282,269	(10)	$120,000	$111,602	$112,695	$350,000	$4,649	$981,215

Zeev Bregman, Then-President, Comverse, Inc.(6)	2006	$312,128		—	$614,317	$1,165,893	$408,000	$193,489	$2,693,827

Raz Alon, Former interim Chief Executive Officer(7)	2006	$334,615		—	$389,469	—	—	$863,800	$1,587,884

Kobi Alexander, Former Chairman of the Board and Chief Executive Officer(8)	2006	$186,250	(10)	—	—	—	—	$17,011	$203,261

David Kreinberg, Former Executive Vice President and Chief Financial Officer(9)	2006	$103,173	(10)	—	—	—	—	$10,707	$113,880

(1)	Discretionary bonuses are either wholly discretionary or guaranteed payments made to the 2006 Named Executive Officers for fiscal 2006 other than under the annual cash incentive plan for fiscal 2006, and consists of payment of $120,000 to Mr. Aronovitz as a retention bonus pursuant to the terms of his employment agreement. The payments under the annual cash incentive plan for fiscal 2006 are reported in the Non-Equity Incentive Plan Compensation column.

(2)	The amounts reported in the Stock Awards column represent the portion of the grant date fair value of the stock-based awards granted to the 2006 Named Executive Officers during fiscal 2006 and in prior fiscal years that was recognized for financial reporting purposes with respect to fiscal 2006 in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of these stock-based awards was calculated by multiplying the number of shares in each award by the fair market value of CTI’s common stock on the award’s date of grant. See “—Fiscal 2006 Grants of Plan-Based Awards Table” for additional information on the stock-based awards made to the 2006 Named Executive Officers during fiscal 2006. The amounts reported in this column reflect the accounting cost for these stock-based awards, and do not correspond to the actual economic value that may be received by the 2006 Named Executive Officers from the awards.

(3)	The amounts reported in the Option Awards column represent the portion of the grant date fair value of the stock options granted to the 2006 Named Executive Officers in prior fiscal years that was recognized for financial reporting purposes with respect to fiscal 2006 in accordance with SFAS 123(R). No stock options were granted to the 2006 Named Executive Officers during fiscal 2006. Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in note 19 to the consolidated financial statements included in Item 15 of this Annual Report. The amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the 2006 Named Executive Officers from the options.

(4)	The amounts reported in the Non-Equity Incentive Plan Compensation column represent the payments earned by the 2006 Named Executive Officers for fiscal 2006 under the annual cash incentive plan. The amounts for fiscal 2006 were paid in fiscal 2007.

(5)	The amounts reported in the All Other Compensation column for the 2006 Named Executive Officers in fiscal 2006 are as follows:

Named Executive Officer	Auto Expenses	Tax/Legal Expenses	Life Insurance Premiums	Medical Reimbursements	Living Expenses	Commuting Expenses	Section 401(k) plan matching contributions	Other Payments		Termination Payments		Total
Paul L. Robinson	$2,923	$5,683	—	—	—	—	$2,000	$1,650	(a)	—		$12,256
Avi T. Aronovitz	$954	—	—	—	—	—	$2,000	$1,695	(a)	—		$4,649
Zeev Bregman	$20,634	—	—	—	—	—	—	$172,855	(b)	—		$193,489
Raz Alon	—	—	—	—	—	—	—	—		$863,800	(c)	$863,800
Kobi Alexander	$4,070	—	—	$12,941	—	—	—	—		—		$17,011
David Kreinberg	$6,107	$4,600	—	—	—	—	—	—		—		$10,707

(a)	Represents gym membership fees.
(b)

Includes social security benefits in the amount of $5,421, contributions to an advanced study fund (“keren hishtalmut”) fund of $72,110 and contributions to an employee severance fund of $95,324 on his behalf. These are customary benefits generally provided to employees based in Israel (other than those in very junior positions). Mr. Bregman tendered his resignation effective March 31, 2007.

(c)	Consists of a cash payment of $675,000 (including the continuation of base salary through April 30, 3007 ($275,000), payment of his retention bonus due April 30, 2007 ($400,000)) and $188,800, which was, as of the date of termination, the amount attributable to the accelerated vesting of 25% of his outstanding equity awards.

(6)	Mr. Bregman, as an Israeli-based employee, was paid in NIS. In calculating the United States dollar equivalent for disclosure purposes, each payment was converted into dollars based on the exchange rate in effect at the end of the month in which the payment was made. For fiscal 2006, the weighted-average exchange rate for purposes of converting each these payments into dollars was NIS 4.420 per dollar.

(7)	The amounts reported for Mr. Alon exclude amounts paid to Mr. Alon during the periods of fiscal 2006 in which he served solely as a director. Mr. Alon’s compensation for service as a director and member of the Special Committee is disclosed separately under “—Director Compensation for Fiscal 2006.” On November 20, 2006, CTI announced that the position of interim Chief Executive Officer had been eliminated. However, Mr. Alon continues to serve as a member of the Board of Directors.

(8)	On April 28, 2006, Mr. Alexander was forced to resign from his positions as Chief Executive Officer, Chairman of the Board and as a member of the Board of Directors. Mr. Alexander remained employed in an advisory role until his termination on August 17, 2006. Upon his termination, all of Mr. Alexander’s outstanding equity awards granted by CTI were cancelled. These awards consisted of unvested stock awards covering 288,894 shares of common stock and unexercised stock options covering 4,219,910 shares of common stock, with a fair value at the date of cancellation of $5,899,215 and $39,865,395, respectively. Mr. Alexander was granted no equity awards during fiscal 2006.

(9)	On April 28, 2006, Mr. Kreinberg was forced to resign from his position as Executive Vice President and Chief Financial Officer. Mr. Kreinberg remained employed in an advisory role until his termination on August 17, 2006. Upon his termination, all of Mr. Kreinberg’s outstanding equity awards granted by CTI were cancelled. These awards consisted of unvested stock awards covering 118,173 shares of common stock and unexercised stock options covering 121,181 shares of common stock, with a fair value at the date of cancellation of $2,413,093 and $311,293, respectively. Mr. Kreinberg was granted no equity awards during fiscal 2006.

(10)	Includes amounts of $16,831, $13,692, $16,154 and $11,112 contributed to the Section 401(k) plan by Messrs. Robinson, Aronovitz, Alexander and Kreinberg, respectively.

Fiscal 2006 Grants of Plan-Based Awards Table

The following table presents, for each of the 2006 Named Executive Officers, information concerning cash awards under the annual cash incentive plan for fiscal 2006 and grants of DSU awards made during fiscal 2006. CTI did not make any stock option grants to any of the 2006 Named Executive Officers, or to any other employee, during fiscal 2006.

Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)		Grant Date Fair Value of Stock and Option Awards(4)
		Threshold ($)	Target ($)(1)	Maximum ($)
Paul L. Robinson	— 7/13/06	$150,000	—	$350,000	40,000		$711,600
Avi T. Aronovitz	— 7/13/06	$150,000	—	$350,000	40,000	(3)	$711,600
Zeev Bregman	— 1/26/07	—	$450,000	—	70,000		$1,383,900
Raz Alon	— 7/14/06	—	—	—	40,000	(3)	$702,400
Kobi Alexander	—	—	—	—	—		—
David Kreinberg	—	—	—	—	—		—

(1)	The amounts reported in this column reflect the target annual cash incentive award opportunities for each of the 2006 Named Executive Officers as stipulated in their respective employment agreements. Award payouts were made in March 2007, based on the Current Compensation Committee’s evaluation of corporate and individual performance against the objectives set for fiscal 2006, as discussed in “—Compensation Discussion and Analysis.” Payouts ranged from approximately 90% to 177% of the target award opportunity. The actual award payouts for fiscal 2006 for each of the 2006 Named Executive Officers are reported in the Bonus and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table set forth under “—Fiscal 2006 Summary Compensation Table.”

(2)	The stock awards reported in this column consist of DSU awards made during fiscal 2006 under the Comverse Technology, Inc, 2005 Stock Incentive Compensation Plan. For the vesting schedules of these awards, see footnote (1) to the Outstanding Equity Awards at Fiscal Year-End Table under “—Fiscal 2006 Outstanding Equity Awards at Fiscal Year-End Table.” The awards also provided for accelerated automatic vesting in full under certain circumstances.

(3)	To defer the cash tax liability that would otherwise arise upon the delivery of unregistered shares in settlement of these DSU awards, the delivery date of the award shares vesting on or before April 30, 2007 or May 31, 2007, as applicable, was deferred to the earlier of (a) one business day after the first date during fiscal 2008 on which the shares of common stock to be issued in settlement of the awards are registered under the Securities Act and (b) December 31, 2008, and, with respect to the award shares vesting after April 30, 2007 and May 31, 2007, as the case may be, the applicable vesting date.

Subsequently, CTI and Mr. Alon entered into amendments to his DSU award agreement on April 25, 2008 and December 3, 2008 to defer delivery of the award shares vesting on or before April 30, 2008 until the earlier of (a) one business day after the first date during calendar year 2010 on which the shares of common stock to be issued in settlement of the awards are registered under the Securities Act and (b) December 31, 2010. On December 31, 2008, CTI purchased from Mr. Alon 9,920 shares to cover the tax liabilities arising in connection with the delivery of 32,000 shares in settlement of his DSU award that vested on or before April 30, 2007.

Subsequently, CTI and Mr. Aronovitz entered into an amendment to his DSU award agreement on May 8, 2008 to defer delivery of the award shares vesting on May 31, 2008 until the earlier of (a) the business on which the shares of common stock to be issued in settlement of the awards are registered under the Securities Act and (b) March 15, 2009. These shares were delivered upon termination of his employment with CTI on November 30, 2008. On November 30, 2008, CTI purchased from Mr. Aronovitz 10,140 shares to cover the tax liabilities arising in connection with the delivery of 30,000 shares in settlement of his DSU award that became deliverable upon his termination of employment and on December 31, 2008, CTI purchased from Mr. Aronovitz 4,235 shares to cover the tax liabilities arising in connection with the delivery of 10,000 shares in settlement of his DSU award that vested on or before May 31, 2007.

(4)	The amounts reported in this column represent the grant date fair value of the equity awards granted to the 2006 Named Executive Officers during fiscal 2006 computed in accordance with SFAS 123(R).

Fiscal 2006 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents, for each of the 2006 Named Executive Officers, information regarding outstanding stock options and DSU awards held as of January 31, 2007. The market value of the shares of common stock reflected in the table is based upon the closing market price of CTI’s common stock on January 31, 2007 as quoted on the “Pink Sheets,” which was $19.49 per share.

Outstanding Equity Awards at Fiscal Year-End Table

		Option Awards						Stock Awards
Name	Issuer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Paul L. Robinson(1)	CTI CTI CTI CTI	10,000 25,000 15,625 —	10,000 25,000 34,375	— — —	$ $ $	16.70 22.39 24.04	12/19/2013 12/06/2014 10/14/2015	— — — 40,000	$	— — — 779,600	— — — —	— — — —

	Ulticom Ulticom Verint	8,500 1,250 1,223	3,750 1,250 —	— — —	$ $ $	9.72 10.85 16.00	06/26/2013 07/09/2014 05/21/2012	— — —		— — —	— — —	— — —

	Verint Verint Verint Starhome	2,250 2,000 3,000 4,500	— — — —	— — — —	$ $ $ $	23.00 35.11 34.40 5.586	12/12/2013 12/09/2014 01/11/2016 01/02/2012	— — — —		— — — —	— — — —	— — — —

Avi T. Aronovitz(1)	CTI CTI CTI CTI	15,000 9,000 5,000 4,688	— 3,000 5,000 10,312	— — — —	$ $ $ $	10.52 16.70 22.39 24.04	12/23/2012 12/19/2013 12/06/2014 10/14/2015	— — — —		— — — —	— — — —	— — — —

	CTI Ulticom Verint Verint	— 5,625 3,000 3,000	— — — —	— — — —	$ $ $	— 9.72 35.11 34.40	— 06/26/2013 12/09/2014 01/11/2016	40,000 — — —		$779,600 — — —	— — — —	— — — —

Zeev Bregman(1)	CTI CTI CTI CTI CTI CTI CTI CTI CTI Verint Starhome	37,000 255,000 158,475 60,000 36,602 — — — — 2,935 22,400	— — 52,825 60,000 80,525 — — — — — —	— — — — — — — — — — —	$ $ $ $ $ $ $	10.52 10.52 16.70 23.49 24.04 — — — — 8.69 5.586	11/30/2010 10/22/2011 12/19/2013 12/09/2014 10/14/2015 — — — — 04/01/2011 1/11/2009	— — — — — 20,575 30,000 58,064 70,000 — —	$ $ $ $	— — — — — 401,007 584,700 1,131,667 1,364,300 — —	— — — — — — — — — — —	— — — — — — — — — — —

Raz Alon(1)	CTI	—	—	—		—	—	40,000		$779,600	—	—

Kobi Alexander(1) (2)	Verint	203,643	—	—		$5.8765	01/31/2009	—		—	—	—

David Kreinberg(1) (2)	Verint	4,040	—	—		$16.00	05/21/2012	—		—	—	—

(1)	The stock options and DSU awards held by the 2006 Named Executive Officers as of January 31, 2007 were scheduled to vest as follows:

•

Mr. Robinson’s stock option to purchase 20,000 shares of common stock vested as to 25% of the underlying option shares on December 19, 2004 and quarterly thereafter until December 19, 2007; his stock option to purchase 50,000 shares of common stock vested as to 25% of the underlying option shares on December 6, 2005 and quarterly thereafter until December 6, 2008; and his other stock option to purchase 50,000 shares of common stock vested as to 25% of the underlying option shares on October 14, 2006 and quarterly thereafter until October 14, 2009. His DSU award for 40,000 shares of common stock was scheduled to vest in four equal installments on May 31, 2007, May 31, 2008, May 31, 2009 and May 31, 2010. Upon Mr. Robinson’s termination of employment effective June 29, 2007, all of his outstanding stock options to purchase shares of common stock and DSU awards for shares of common stock immediately vested in full.

Mr. Robinson also held stock options to purchase 14,750 shares of Ulticom, of which 9,750 shares were exercisable at January 31, 2007, stock options to purchase 8,473 shares of Verint, of which 8,473 shares were exercisable at January 31, 2007 and stock options to purchase 4,500 shares of Starhome, all of which were exercisable at January 31, 2007. Upon termination of his employment effective June 29, 2007, Mr. Robinson’s stock options to purchase shares of Starhome expired by their terms, as Mr. Robinson did not exercise these options within the 90-day post-termination exercise period.

•

Mr. Aronovitz’s stock option to purchase 15,000 shares of common stock was fully vested as of January 31, 2007; his stock option to purchase 12,000 shares of common stock vested as to 25% of the underlying option shares on December 19, 2004 and quarterly thereafter until December 19, 2007; his stock option to purchase 10,000 shares of common stock vested as to 25% of the underlying option shares on December 6, 2005 and quarterly thereafter until December 6, 2008; and his stock option to purchase 15,000 shares of common stock vested as to 25% of the underlying option shares on October 14, 2006 and quarterly thereafter until October 14, 2009. His DSU award for 40,000 shares of common stock was scheduled to vest in four equal installments on May 31, 2007, May 31, 2008, May 31, 2009 and May 31, 2010. Upon Mr. Aronovitz’s termination of employment on November 30, 2008, all of his outstanding stock options to purchase shares of common stock and DSU awards for shares of common stock immediately vested in full.

Mr. Aronovitz also held stock options to purchase 5,625 shares of Ulticom, all of which were exercisable at January 31, 2007 and stock options to purchase 6,000 shares of Verint, all of which were exercisable at January 31, 2007.

•

Mr. Bregman’s stock options to purchase 37,000 and 255,000 shares of common stock were fully vested as of January 31, 2007; his stock option to purchase 211,300 shares of common stock vested as to 25% of the underlying option shares on December 19, 2004 and quarterly thereafter until December 19, 2007; his stock option to purchase 120,000 shares of common stock vested as to 25% of the underlying option shares on December 9, 2005 and quarterly thereafter until December 9, 2008; and his stock option to purchase 117,127 shares of common stock vested as to 25% of the underlying option shares on October 14, 2006 and quarterly thereafter until October 14, 2009. His DSU award for 20,575 shares of common stock was scheduled to vest in two equal installments on December 19, 2006 and December 19, 2007; his DSU award for 30,000 shares of common stock was scheduled to vest in two equal installments on December 9, 2007 and December 9, 2008; his DSU award for 58,604 shares of common stock was scheduled to vest as to 50% of the award shares on October 14, 2007 and as to 25% of the award shares on October 14, 2008 and October 14, 2009; and his DSU award for 70,000 shares of common stock was scheduled to vest as to 75% of the award shares on January 26, 2008 and as to 25% of the award shares on January 26, 2009. Upon Mr. Bregman’s resignation, the unvested portions of his outstanding stock options were cancelled. Accordingly, the unvested portion of his stock option to purchase 211,300 shares of common stock was cancelled, leaving an option to purchase 171,681 shares of common stock, the unvested portion of his stock option to purchase 120,000 shares of common stock was cancelled, leaving an option to purchase 67,500 shares of common stock and the unvested portion of his stock option to purchase 117,127 shares of common stock was cancelled, leaving an option to purchase 36,602 shares of common stock. In addition, upon Mr. Bregman’s resignation, the unvested portions of his outstanding DSU awards were cancelled.

Mr. Bregman also held stock options to purchase 2,935 shares of Verint, all of which were exercisable at January 31, 2007 and stock options to purchase 22,400 shares of Starhome, all of which were exercisable at January 31, 2007. On April 30, 2008, Mr. Bregman exercised all of his options to purchase shares of Starhome.

•

Mr. Alon’s DSU award for 40,000 shares of common stock was scheduled to vest as to 80% of the award shares on April 30, 2007, as to 15% of the award shares on April 30, 2008 and as to 5% of the award shares on April 30, 2009. As a result of the elimination of the position of interim Chief Executive Officer in November 2006, pursuant to Mr. Alon’s employment agreement this vesting schedule was automatically modified to provide for the immediate vesting of 10,000 shares of common stock upon his termination of employment, with the remaining 30,000 award shares to vest as follows: 55% on April 30, 2007, 15% on April 30, 2008 and 5% on April 30, 2009.

•	Messrs. Alexander and Kreinberg had no outstanding stock options or DSU awards at January 31, 2007.

Mr. Alexander held stock options to purchase 203,643 shares of Verint, all of which were exercisable at January 31, 2007. Mr. Kreinberg held stock options to purchase 4,040 shares of Verint, all of which were exercisable at January 31, 2007.

(2)	Exercise of these options by Messrs. Alexander and Kreinberg requires the acceptance of an exercise notice by Verint Systems.

Fiscal 2006 Option Exercises and Stock Vested Table

The following table presents, for each of the 2006 Named Executive Officers, the number of shares of common stock acquired upon the vesting of restricted stock and DSU awards during the fiscal year ended January 31, 2007 and the value realized upon the vesting of such awards. For purposes of the table, the value realized is based upon the closing market price of CTI’s common stock on NASDAQ or as quoted on the “Pink Sheets,” as applicable, on the vesting date.

As a result of the delinquency in the filing of periodic reports, CTI was ineligible to use registration statements on Form S-8 and, to ensure it did not violate federal securities laws, in April 2006, CTI prohibited any exercise of stock options by employees, including the 2006 Named Executive Officers, until it was able to become current in its periodic reporting obligations under the federal securities laws and have an effective registration statement on Form S-8 on file with the SEC.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul L. Robinson	—	—	—	—
Avi T. Aronovitz	—	—	—	—
Zeev Bregman	—	—	—	—
Raz Alon	—	—	—	—
Kobi Alexander	—	—	—	—
David Kreinberg	—	—	—	—

Fiscal 2006 Pension Benefits

CTI did not sponsor any defined benefit pension or other actuarial plan for the 2006 Named Executive Officers.

Fiscal 2006 Nonqualified Deferred Compensation

CTI did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for the 2006 Named Executive Officers during fiscal 2006.

Fiscal 2006 Director Compensation

The following table presents, for fiscal 2006, the total compensation for each person who served as a non-employee member of the Board of Directors during fiscal 2006.

Director Compensation Table

Name of Director	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	All Other Compensation	Total
Current Directors
Raz Alon(3)	$74,500	—	—	—	$74,500
Susan D. Bowick(4)	$35,333	—	—	—	$35,333
Charles J. Burdick(4)	$30,333	—	—	—	$30,333
Richard N. Nottenburg(4)	$25,833	—	—	—	$25,833
Joseph O’Donnell(4)	$38,833	—	—	—	$38,833
Theodore H. Schell (4)	$34,333	—	—	—	$34,333
Mark C. Terrell(5)	$150,000	—	—	—	$150,000
Former Directors (serving as of January 31, 2007)
John H. Friedman(6)	$187,500	—	—	—	$187,500
Samuel Oolie(6)	$177,500	—	—	—	$177,500
Former Directors (ceased to serve prior to January 31, 2007)
Itsik Danziger(7)	—	—	—	—	—
Ron Hiram(8)	$283,250	—	—	—	$283,250
William F. Sorin(9)	—	—	—	—	—

(1)	No stock awards were made to the non-employee directors during fiscal 2006. As of January 31, 2007, none of the non-employee directors held any outstanding and unvested stock awards.

(2)	No stock option grants were made to the non-employee directors during fiscal 2006. The only non-employee directors to hold stock options at fiscal year-end, January 31, 2007, were Mr. Alon, who held options to purchase 50,750 shares of common stock, Mr. Friedman, who held options to purchase 44,000 shares of common stock, Mr. Hiram, who held options to purchase 54,000 shares of common stock and Mr. Oolie, who held options to purchase 17,000 shares of common stock. The stock options held by Mr. Friedman include stock options to purchase 27,000 shares of CTI’s common stock that expired on January 31, 2010. Each of Messrs. Oolie, Friedman and Hiram agreed to relinquish his outstanding unexercised options pursuant to the terms of the settlement agreement for the shareholder derivative actions (upon the settlements becoming final without any further appeal).

(3)	The compensation of Mr. Alon excludes compensation he received for his service as interim Chief Executive Officer during a portion of fiscal 2006. The compensation Mr. Alon received as an employee is presented in “—Fiscal 2006 Summary Compensation Table.” Mr. Alon did not receive compensation for his service as a director during the period in which he served as interim Chief Executive Officer.

(4)	On November 16, 2006, Ms. Bowick and Messrs. Burdick, Nottenburg, O’Donnell and Schell were elected to the Board of Directors as independent directors, effective December 1, 2006.

(5)	On July 27, 2006, Mr. Terrell was elected to the Board of Directors as an independent director.

(6)	On January 3, 2007, Messrs. Friedman and Oolie tendered their resignations as members of the Board of Directors, effective April 30, 2007.

(7)	On September 25, 2006, Mr. Danziger resigned as a member of the Board of Directors and as an employee of Comverse Ltd.

(8)	On December 14, 2006, Mr. Hiram resigned as a member of the Board of Directors.

(9)	On April 28, 2006, Mr. Sorin resigned as a member of the Board of Directors. Mr. Sorin signed a release of claims against CTI as part of the settlement of the shareholder derivative actions. Certain arrangements with Mr. Sorin are more fully disclosed under Item 13, “Certain Relationships and Related Transactions and Director Independence.”

Director Compensation Information

Fee Arrangements for Directors

For the period from February 1, 2006 to April 30, 2006, each non-employee director received compensation in the amount of:

•	a $30,000 annual cash retainer;

•	$1,500 for attendance at each Board of Directors meeting; and

•	$1,000 for attendance at each committee meeting of the Board of Directors.

In addition, the Chairman of each of the Audit Committee and the Compensation Committee received an annual cash retainer of $7,000. Further, each non-employee director was to receive an annual stock option grant to purchase 17,000 shares of common stock, with an exercise price per share equal to the fair market value of the common stock as reported on the NASDAQ on the date two business days after the date of publication of the audited annual financial statements. This stock option was scheduled to vest and become exercisable as to 25% of the underlying shares of common stock on a quarterly basis on each of the last day of the first, second, third and fourth fiscal quarters. However, as a result of the commencement of the investigation of the Special Committee of CTI’s historical stock option grant practices in March 2006, these stock option grants were not made.

On March 27, 2006, after the commencement of the Special Committee’s Phase I Investigation, the Board of Directors approved cash compensation of $25,000 per month to each of the two members of the Special Committee, Messrs. Alon and Hiram. This compensation arrangement was subject to review and revision by the Board of Directors after three months and these payments were in lieu of the cash compensation Messrs. Alon and Hiram were entitled to receive as non-employee directors.

On April 28, 2006, following the resignations of Messrs. Alexander, Kreinberg, and Sorin, and the election of Mr. Hiram as non-executive Chairman of the Board of Directors and Mr. Alon as the interim Chief Executive Officer, the Board of Directors approved cash compensation of $300,000 per year to Mr. Hiram in lieu of the cash compensation he was entitled to receive as a non-employee director prior to April 28, 2006 and a monthly salary of $50,000 for Mr. Alon for serving as CTI’s interim Chief Executive Officer. Mr. Alon did not receive additional compensation for service as a director or member of the Special Committee while serving as interim Chief Executive Officer.

On June 15, 2006, the Board of Directors approved a revised compensation package for each non-employee director consisting of:

•	a $50,000 annual cash retainer, payable in quarterly installments;

•	a $5,000 monthly cash payment, until CTI became current in its periodic reporting obligations under the federal securities laws or the Board of Directors otherwise determines;

•

an annual award of 4,000 shares of common stock, to be granted when the specific terms of the award, including whether it was to be in the form of a DSU award, restricted stock, or otherwise, is determined;

•	$1,500 for attendance at each Board of Directors meeting; and

•	$1,000 for attendance at each committee meeting of the Board of Directors.

In addition, the Board of Directors decided that the Chairman of each of the Audit Committee and the Compensation Committee would receive an annual cash retainer of $15,000 and the Chairman of the Corporate Governance and Nominating Committee would receive an annual cash retainer of $7,500. The Board of Directors approved these revised compensation arrangements in view of the increased time commitments of the non-employee directors as a result of the issues arising out of the Special Committee’s Phase I Investigation, changes in senior management, CTI’s reporting and disclosure obligations, and related regulatory matters. The Board of Directors further decided to implement the revised cash compensation arrangements effective May 1, 2006, the date from which the time commitments of the non-employee directors increased significantly.

On July 27, 2006, Mr. Terrell was elected by the Board of Directors as a non-employee director to fill a vacant Board position. In addition, Mr. Terrell was appointed to serve on the Special Committee, Audit Committee, and Corporate Governance and Nominating Committee. In connection with his election as a director, the Board of Directors decided that, as a non-employee director, Mr. Terrell should receive the same cash and equity compensation package provided to the other non-employee directors, except that, for as long as Mr. Terrell served on the Special Committee and in lieu of the cash compensation otherwise payable for service on the Board of Directors and its committees, he would receive, in the aggregate, cash compensation of $25,000 per month. Upon completion of his service on the Special Committee, Mr. Terrell was to receive the same compensation as other non-employee directors for service on the Board of Directors and its committees.

On December 14, 2006, the Board of Directors named Mr. Terrell as its non-executive Chairman, replacing Mr. Hiram who resigned from the Board. For service as Chairman of the Board of Directors, the Board of Directors approved cash compensation of $300,000 per year for Mr. Terrell in lieu of the cash compensation otherwise payable for his service on the Board of Directors and its committees.

On January 3, 2007, Messrs. Friedman and Oolie tendered their resignations as directors effective April 30, 2007. To address the fact that the vested stock options held by Messrs. Friedman and Oolie would expire as a result of the prohibition on the exercise of stock options during the Restricted Period and the fact that Messrs. Friedman and Oolie were not otherwise covered by the Tolling Accommodation approved by the Board of Directors for employees other than those identified in CTI’s definitive proxy statement for fiscal 2004 filed on May 9, 2005, the Board of Directors approved the Tolling Accommodation for each of Messrs. Friedman and Oolie with respect to his vested stock options. However, each of Messrs. Friedman and Oolie agreed to relinquish all of his outstanding unexercised options pursuant to the terms of the settlement agreement for the shareholder derivative actions (upon the settlements becoming final without any further appeal).

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, the Current Compensation Committee consisted of Ms. Bowick and Messrs. O’Donnell and Schell. Each of these individuals is an independent director. During fiscal 2006, no member of the Current Compensation Committee was: (i) an officer or employee of CTI or any of its subsidiaries, (ii) formerly an officer of CTI or any of its subsidiaries or (iii) a party to any disclosable related-party transaction involving CTI or any of its subsidiaries.

During fiscal 2006, none of CTI’s executive officers served as (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Current Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Current Compensation Committee or (iii) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of CTI.

Employment Agreements and Arrangements

with Named Executive Officers

Each of the Named Executive Officers has entered into a written employment agreement, except that there were no written employment agreements with Messrs. Alexander and Bregman. These employment agreements contain the terms of employment of each senior executive, including base salary, annual cash incentive award opportunity, long-term equity incentive awards, perquisites, in-service benefits and post-employment benefits. These agreements provide each senior executive with job security for the term of the agreement by specifying the reasons for which their employment may be terminated and providing them with certain severance payments and benefits under certain circumstances.

Some of the elements of compensation, including equity awards, reported in the compensation tables above are provided for in the employment agreements and arrangements with the Named Executive Officers. These agreements and arrangements document the terms and conditions of the Named Executive Officers’ employment and protect the interests of CTI or Comverse, Inc., as applicable, in the event of a termination of employment by stipulating the rights and responsibilities of the parties and prohibiting these individuals from engaging in certain specific harmful activities, including engaging directly or indirectly in competitive activities, from recruiting or soliciting any officer or employee, from diverting customers to a competitor or from disclosing confidential information or business practices.

The following narrative summarizes the material terms and conditions of each Named Executive Officer’s employment agreement or arrangement that affected his or her compensation and equity awards. Each of these agreements and arrangements includes provisions relating to specific payments and benefits in the event of each Named Executive Officer’s termination of employment under specified circumstances, including following a change in control of CTI. For a summary of the material terms and conditions of these provisions, an estimate of the potential payments and benefits payable to the Named Executive Officers listed under “—Current Executive Officer” below who are still currently employed by CTI or Comverse, Inc., referred to as the “Current Executive Officers,” and certain Named Executive Officers listed under “—Former Executive Officers” below who are no longer employed by CTI or Comverse, Inc., referred to as the “Former Executive Officers,” and the actual payments and benefits, if any, paid or provided to the Former Executive Officers upon their termination of employment, see “—Potential Payments Upon Termination or Change in Control.”

Current Executive Officer

Mr. Dahan

Mr. Dahan has a written employment agreement providing for his employment as President and Chief Executive Officer and his election as a member of the Board of Directors. This agreement became effective on April 30, 2007, and has an initial term of three years. Beginning on April 30, 2010, the agreement provides for automatic successive one-year extensions unless terminated by CTI or Mr. Dahan or not renewed in accordance with its terms.

The agreement provides that Mr. Dahan receive an initial annual base salary of $1 million for the remainder of fiscal 2007. This base salary is to be reviewed at least annually and may be increased by the Compensation Committee or the Board of Directors. In addition, Mr. Dahan’s base salary may be decreased under certain circumstances as specified in the agreement. The agreement also provides that Mr. Dahan is eligible to receive an annual cash incentive award, with a target annual incentive award opportunity equal to 100% of his base salary if certain performance objectives are met. This annual incentive award opportunity can be up to a maximum of 200% of his base salary if these performance objectives are exceeded. While these performance objectives are to be established each year by the Board of Directors, for fiscal 2007, the performance objectives were developed by the Strategy Committee of the Board of Directors in consultation with Mr. Dahan within 45 days of the effective date of the agreement.

Pursuant to the agreement, CTI granted Mr. Dahan a DSU award on April 30, 2007, covering 183,841 shares of common stock, determined by dividing $4.0 million by the average of the closing prices per share of CTI’s common stock on the “Pink Sheets” for the 10 consecutive trading days commencing on the fifth trading day following CTI’s issuance of a press release on March 22, 2007 announcing preliminary unaudited selected financial information for the fiscal year ended January 31, 2007. This DSU award vests in three equal annual installments on the first, second and third anniversaries of the date of grant, subject to accelerated vesting under certain circumstances (including termination of employment due to death or disability or termination of employment by CTI without cause or by Mr. Dahan for good reason).

Subsequently, to defer the cash tax liability that would otherwise arise upon the delivery of unregistered shares in settlement of this DSU award, CTI and Mr. Dahan entered into amendments to his DSU award agreement on April 29, 2008 and December 3, 2008 to have the effect of deferring delivery of the award shares vesting during calendar years 2008 and 2009 until the earlier of (a) one business day after the first date during calendar year 2010 on which the shares of common stock to be issued in settlement of the award are registered pursuant to an effective registration statement on Form S-8 under the Securities Act and (b) December 31, 2010.

During the term of his employment, Mr. Dahan is eligible to receive additional equity awards under CTI’s equity incentive plans based on corporate and his individual performance as determined on an annual basis by the Board of Directors, and consistent with his role and responsibilities as President and Chief Executive Officer. In addition, Mr. Dahan is eligible to participate in all of the employee welfare and pension benefit plans, programs and arrangements that CTI makes available to its other senior-level executives, and receive all fringe benefits applicable to senior-level executives and to be reimbursed for reasonable business expenses. Mr. Dahan was also entitled to certain excise tax gross-up payments in certain circumstances during the first two years of his employment. In addition, CTI agreed to pay Mr. Dahan all reasonable attorneys’ fees and disbursements incurred by him in connection with the negotiation of his employment agreement and related documents, up to $25,000.

The agreement imposes certain obligations on Mr. Dahan with respect to maintaining confidential information (both during his employment and following termination of employment), and contains an assignment of intellectual property rights provision and non-competition and non-solicitation provisions applicable during his employment and for a one-year period following termination of employment.

Former Executive Officers

Mr. Miyamoto

Mr. Miyamoto had a written employment agreement providing for his employment as Executive Vice President, Global Head of Human Resources. This agreement became effective on November 1, 2007, and had an initial term of 18 months. Beginning on May 1, 2009, the agreement provided for automatic successive one-year extensions unless terminated by CTI or Mr. Miyamoto or not renewed in accordance with its terms.

The agreement provided that Mr. Miyamoto receive an initial annual base salary at the rate of not less than $439,000 for the remainder of fiscal 2007. The agreement required that his base salary would be reviewed at least annually and could be increased by the Compensation Committee or the Board of Directors. In addition, Mr. Miyamoto’s base salary could be decreased under certain circumstances as specified in the agreement. The agreement also provided that Mr. Miyamoto was eligible to receive an annual cash incentive award, with a target annual incentive award opportunity of $300,000 (and a maximum award opportunity of $425,000 (subject to adjustment based on any future increases in base salary)) if certain performance objectives developed by the Chief Executive Officer were met, subject to a minimum guaranteed payment of $200,000 for fiscal 2007.

Pursuant to the agreement, CTI granted Mr. Miyamoto a DSU award on November 1, 2007, covering 30,000 shares of common stock, and an additional one-time DSU award, referred to as the Miyamoto One-Time Award, covering 20,000 shares of common stock, upon the commencement of his employment to offset his forfeiture of existing unvested equity incentive rights when he left his former employer. These DSU awards vest in three equal annual installments on the first, second and third anniversaries of Mr. Miyamoto’s first day of employment, November 1, 2007, subject to accelerated vesting under certain circumstances (including termination of employment by CTI without cause or by Mr. Miyamoto for good reason, in each case, in connection with or following a change in control of CTI).

Subsequently, to defer the cash tax liability that would otherwise arise upon the delivery of unregistered shares in settlement of this DSU award, CTI and Mr. Miyamoto entered into amendments to his DSU award agreement and the Miyamoto One-Time Award agreement on December 3, 2008 to defer delivery of the award shares vesting during calendar years 2008 and 2009 until the earlier of (a) one business day after the first date during calendar year 2010 on which the shares of common stock to be issued in settlement of the award are registered pursuant to an effective registration statement on Form S-8 under the Securities Act and (b) December 31, 2010.

During the term of his employment, Mr. Miyamoto was eligible to participate in CTI’s long-term incentive compensation plans, programs and arrangements, including equity-based plans, applicable to its senior-level executives. In addition, during the term of his employment, Mr. Miyamoto was eligible to receive equity-based awards at a level commensurate with his position when other senior-level executives receive such awards and based on corporate and his individual performance as determined on an annual basis by the Compensation Committee and/or the Board of Directors.

Further, Mr. Miyamoto was eligible to participate in all of the employee welfare and pension benefit plans, programs and arrangements that CTI makes available to its other senior-level executives, and receive all fringe benefits applicable to senior-level executives and to be reimbursed for reasonable business expenses.

The agreement imposed certain obligations on Mr. Miyamoto with respect to maintaining confidential information (both during his employment and following termination of employment), and contained an assignment of intellectual property provision and non-competition and non-solicitation provisions applicable during his employment and for a one-year period following termination of employment.

Mr. Miyamoto’s employment as Executive Vice President, Global Head of Human Resources terminated effective January 5, 2010 and, on such date, Mr. Miyamoto entered into a consulting agreement with CTI. Pursuant to the consulting agreement, Mr. Miyamoto agreed to devote a substantial portion of his business time to providing consulting and advisory services to CTI for the period January 5, 2010 through July 2, 2010, unless earlier terminated by either party with 30 days’ prior written notice. During the term of the consulting agreement, Mr. Miyamoto was entitled to receive the following: (i) $41,667.66 per month, (ii) reimbursement of customary out-of-pocket business expenses and (iii) a success fee of up to $50,000 based on the achievement of certain objectives to be mutually agreed upon by CTI and Mr. Miyamoto, payable within 30 days after the end of the term. In addition, during the term of the consulting agreement, Mr. Miyamoto’s outstanding DSU awards continued to vest in accordance with their terms. In connection thereof, Mr. Miyamoto received a success fee of $27,500. The consulting agreement terminated on April 30, 2010.

Mr. Gillstrom

Mr. Gillstrom had a written employment agreement with Comverse, Inc. providing for his employment as Senior Vice President, President, Global Sales of Comverse, Inc. This agreement became effective on November 1, 2008, and had an initial term commencing on the effective date through January 31, 2010. At the end of the initial term, the agreement provided for automatic successive one-year extensions unless terminated by Comverse, Inc. or Mr. Gillstrom or not renewed in accordance with its terms.

The agreement provided that Mr. Gillstrom receive an initial annual base salary at the rate of not less than $450,000. The agreement required that his base salary be reviewed at least annually and provided that it may be increased by the Compensation Committee or the Board of Directors. In addition, the agreement provided that Mr. Gillstrom’s base salary may be decreased under certain circumstances as specified in the agreement. The agreement also provided that Mr. Gillstrom was eligible to receive an annual cash incentive award of no less than $200,000 and no more than $450,000 for fiscal 2008, with a target annual incentive award opportunity of $450,000 and a maximum award opportunity of $900,000 for each subsequent fiscal year (subject to adjustment based on any future increases in base salary) if certain performance objectives were met.

Pursuant to the agreement, CTI granted Mr. Gillstrom a DSU award on November 12, 2008, covering 40,000 shares of common stock, and an additional one-time DSU award, referred to as the Gillstrom One-Time Award, covering 40,000 shares of common stock, to offset his forfeiture of existing unvested equity incentive rights when he left his former employer. These DSU awards were scheduled to vest in three equal annual installments on the first, second and third anniversaries of Mr. Gillstrom’s first day of employment, November 1, 2008, subject to accelerated vesting under certain circumstances (including termination of employment due to disability and termination of employment by Comverse, Inc. without cause or by Mr. Gillstrom for good reason). One-third of Mr. Gillstrom’s DSU award covering 40,000 shares of common stock and the Gillstrom One-Time Award vested on November 1, 2009. The unvested portion of the Gillstrom One-Time Award vested immediately and in full on the date of termination. All other equity awards held by Mr. Gillstrom that remained unvested on his date of termination were forfeited.

During the term of his employment, Mr. Gillstrom was eligible to receive equity awards under CTI’s long-term incentive compensation plans based on corporate and his individual performance at a level commensurate with his position.

Further, Mr. Gillstrom was eligible to participate in all of the employee welfare and pension benefit plans, programs and arrangements that Comverse UK makes available to its senior-level executives other than those relating to cash bonuses and equity awards. In addition to the other perquisites and personal benefits generally made available to other executives in the United Kingdom, under the terms of his employment agreement Comverse, Inc. agreed to deposit an amount equal to 10% of his base salary ($45,000) into Mr. Gillstrom’s pension account during his first year of employment.

In addition, to the extent that such plans did not provide coverage of medical expenses in Sweden, the agreement provided that Comverse, Inc. would either arrange for insurance coverage of medical expenses for Mr. Gillstrom’s family in Sweden or pay or reimburse him for the cost of arranging for such medical insurance coverage. Pursuant to the agreement, Comverse, Inc. and Mr. Gillstrom agreed to discuss in good faith alternative or supplemental pension schemes. In addition, Mr. Gillstrom was entitled to receive all fringe benefits of Comverse UK applicable to senior-level executives and to be reimbursed for reasonable business expenses and for reasonable legal fees and expenses associated with the negotiation and drafting of the employment agreement (up to $10,000).

In addition, the agreement provided that during the initial term of employment, Mr. Gillstrom would be employed directly by Comverse UK and would work from its offices in London, England or from his home in Sweden. Pursuant to the agreement, Comverse, Inc. paid all costs associated with Mr. Gillstrom’s application for and obtainment of authorization to reside and work in London, including, without limitation, work visas. While Mr. Gillstrom worked in London, Comverse, Inc. either provided him with temporary accommodations in London or reimbursed his reasonable housing costs (up to $8,000 per month) and reimbursed him for reasonable travel expenses incurred between Sweden and London (up to twice per week).

The agreement also provided for certain payments or reimbursements upon Mr. Gillstrom’s relocation to New York City. In connection with such relocation, Comverse, Inc. agreed to pay or reimburse Mr. Gillstrom for all reasonable relocation expenses for him and his family to the United States, to reimburse him for certain travel expenses between New York and Sweden each fiscal year and to provide assistance with temporary housing, taxes and education expenses. Pursuant to the agreement, upon termination of the agreement, Comverse, Inc. would be obligated to pay or reimburse Mr. Gillstrom for reasonable moving and travel costs and expenses associated with his and his family’s return to Sweden. However, Comverse, Inc. had no obligation to reimburse him for such expenses if he is terminated for cause or if his employment was terminated after the second anniversary of his relocation to the United States.

The agreement imposed certain obligations on Mr. Gillstrom with respect to maintaining confidential information (both during his employment and following termination of employment), and contained an assignment of intellectual property rights provision and non-competition and non-solicitation provisions applicable during his employment and for six months and one-year following termination of employment, respectively.

Mr. Gillstrom’s employment as Senior Vice President, President, Global Sales of Comverse, Inc. terminated effective November 11, 2009.

Mr. Chinnici

Mr. Chinnici had a written employment agreement providing for his employment as Executive Vice President and Chief Financial Officer. This agreement became effective on June 5, 2008, and had an initial term commencing on the effective date through January 31, 2010. At the end of the initial term, the agreement provided for automatic successive one-year extensions, unless terminated by CTI or Mr. Chinnici or not renewed in accordance with its terms.

The agreement provided that Mr. Chinnici receive an initial annual base salary of $500,000 for the remainder of fiscal 2008. The agreement required that his base salary be reviewed at least annually and provided that it may be increased by the Compensation Committee or the Board of Directors. The agreement also provided that Mr. Chinnici was eligible to receive an annual cash incentive award, with a target annual incentive award opportunity of $350,000 (and a maximum award opportunity of $550,000 (subject to adjustment based on any future increases in base salary)) if certain performance objectives developed by the Chief Executive Officer were met, subject to a minimum guaranteed payment of $200,000 for fiscal 2008.

Pursuant to the agreement, CTI granted Mr. Chinnici a DSU award upon the commencement of his employment, covering 40,000 shares of common stock, and an additional one-time DSU award, referred to as the Chinnici One-Time Award, covering 30,000 shares of common stock, as a one-time special award. These DSU awards were scheduled to vest in three equal annual installments on the first, second, and third anniversaries of Mr. Chinnici’s first day of employment, June 5, 2008, subject to accelerated vesting under certain circumstances (including termination of employment by CTI without cause or by Mr. Chinnici for good reason, in each case, in connection with or following a change in control of CTI). The DSU award for 40,000 shares of common stock was forfeited upon Mr. Chinnici’s termination of employment. The Chinnici One-Time Award immediately vested in full upon his termination of employment, which was effective May 20, 2009.

During the term of his employment, Mr. Chinnici was eligible to participate in CTI’s long-term incentive compensation plans, programs and arrangements, including equity-based plans, applicable to its senior-level executives. In addition, during the term of his employment, Mr. Chinnici was eligible to receive equity-based awards at a level commensurate with his position when other senior-level executives received such awards and based on corporate and his individual performance, as determined on an annual basis by the Compensation Committee and/or the Board of Directors.

Further, Mr. Chinnici was eligible to participate in all of the employee welfare and pension benefit plans, programs and arrangements that CTI made available to its other senior-level executives, and to participate in CTI’s fringe benefit programs applicable to senior-level executives (if any) and to be reimbursed for reasonable business expenses. In addition, Mr. Chinnici was reimbursed for his reasonable legal fees and expenses (up to $15,000) incurred in connection with negotiating and executing the employment agreement, and, for the period from June 5, 2008 through August 31, 2008, for his lodging and travel between Maryland and New York. During the term of employment, Mr. Chinnici also was eligible to receive an annual additional supplemental payment to cover perquisites of $25,000, and, from September 1, 2008 through May 31, 2009, a housing allowance of $6,500 per month, with both of these amounts payable as additional salary.

The agreement imposed certain obligations on Mr. Chinnici with respect to maintaining confidential information (both during his employment and following termination of employment), and contained an assignment of intellectual property rights provision and non-competition and non-solicitation provisions applicable during his employment and for a one-year period following termination of employment.

Mr. Chinnici’s employment as Executive Vice President and Chief Financial Officer terminated effective May 20, 2009.

Ms. Shereda

Ms. Shereda had a written employment agreement providing for her employment as Executive Vice President, General Counsel and Corporate Secretary. This agreement became effective on October 15, 2007, and had an initial term of 18 months. Beginning on April 15, 2009, the agreement provided for automatic successive one-year extensions, unless terminated by CTI or Ms. Shereda or not renewed in accordance with its terms.

The agreement provided that Ms. Shereda receive an initial annual base salary at a rate of not less than $437,000 for the remainder of fiscal 2007. The agreement required that her base salary be reviewed at least annually and that it may be increased by the Compensation Committee or the Board of Directors. In addition, the agreement provided that Ms. Shereda’s base salary may be decreased under certain circumstances as specified in the agreement. The agreement also provided that Ms. Shereda was eligible to receive an annual cash incentive award, with a target annual incentive award opportunity of $300,000 (and a maximum award opportunity of $425,000 (subject to adjustment based on any future increases in base salary)) if certain performance objectives developed by the Chief Executive Officer were met, with a minimum guaranteed payment of $200,000 for fiscal 2007.

Pursuant to the agreement, CTI granted Ms. Shereda a DSU award on October 15, 2007, covering 25,000 shares of common stock, and an additional one-time DSU award, referred to as the Shereda One-Time Award, covering 25,000 shares of common stock, upon the commencement of her employment to offset her forfeiture of existing unvested equity incentive rights when she left her former employer. These DSU awards were scheduled to vest in three equal annual installments on the first, second and third anniversaries of Ms. Shereda’s first day of employment, October 15, 2007, subject to accelerated vesting under certain circumstances (including termination of employment by CTI without cause or by Ms. Shereda for good reason, in each case, in connection with or following a change in control of CTI).

Subsequently, to defer the cash tax liability that would otherwise arise upon the delivery of unregistered shares in settlement of these DSU awards, CTI and Ms. Shereda entered into amendments to her DSU award agreement and the Shereda One-Time Award agreement on December 3, 2008 to defer delivery of the award shares vesting during calendar years 2008 and 2009 until the earlier of (a) one business day after the first date during calendar year 2010 on which the shares of common stock to be issued in settlement of the awards are registered pursuant to a registration statement on Form S-8 under the Securities Act and (b) December 31, 2010.

During the term of her employment, Ms. Shereda was eligible to participate in CTI’s long-term incentive compensation plans, programs and arrangements, including equity-based plans, applicable to its senior-level executives. In addition, during the term of her employment, Ms. Shereda was entitled to receive equity-based awards at a level commensurate with her position when other senior-level executives received such awards and based on corporate and her individual performance as determined on an annual basis by the Compensation Committee and/or the Board of Directors.

Further, Ms. Shereda was eligible to participate in all of the employee welfare and pension benefit plans, programs and arrangements that CTI made available to its other senior-level executives, and receive all fringe benefits applicable to senior-level executives (if any) and to be reimbursed for reasonable business expenses. Ms. Shereda was reimbursed for her reasonable legal fees and expenses (up to $15,000) incurred in connection with negotiating and executing the employment agreement.

The agreement imposed certain obligations on Ms. Shereda with respect to maintaining confidential information (both during her employment and following termination of employment), and contained an assignment of intellectual property rights provision and non-solicitation provisions applicable during her employment and for a one-year period following termination of employment.

Ms. Shereda resigned from her position as Executive Vice President, General Counsel and Corporate Secretary effective March 20, 2009.

Mr. Aronovitz

Mr. Aronovitz had a written employment agreement providing for his employment as Interim Chief Financial Officer, Vice President, Finance and Treasurer. This agreement became effective June 1, 2006, and had an initial term of two years. Beginning on May 31, 2008, the agreement provided for automatic successive one-year extensions, unless terminated by CTI or Mr. Aronovitz or not renewed in accordance with its terms.

The agreement provided for Mr. Aronovitz to receive an initial annual base salary of $310,000 for the remainder of fiscal 2006. The agreement provided that his base salary be reviewed at least annually and provided that it may be increased by the Compensation Committee or the Board of Directors, but not decreased without his prior written consent. The agreement also provided that Mr. Aronovitz was entitled to receive an annual cash incentive award of not less than $150,000 for fiscal 2006 and, at the discretion of the Compensation Committee, up to an additional $200,000, to be determined based on corporate and his individual performance. Further, Mr. Aronovitz was entitled to receive a retention bonus of $430,000, of which $250,000 was payable on May 15, 2007 and the balance of $180,000 was payable in three equal installments on each of July 31, 2006, January 31, 2007 and June 1, 2007, provided that Mr. Aronovitz remained employed by CTI on each payment date.

Pursuant to the agreement, CTI granted Mr. Aronovitz a DSU award, covering 40,000 shares of common stock. This DSU award provided for vesting in four equal annual installments on May 31, 2007, May 31, 2008, May 31, 2009 and May 31, 2010, subject to accelerated vesting under certain circumstances (including death, termination of employment due to disability and termination of employment by CTI without cause or by Mr. Aronovitz for good reason). To defer the tax liability that would otherwise arise upon the delivery of shares in settlement of this award, shares of common stock were deliverable to Mr. Aronovitz in settlement of the portion of the award that vested on May 31, 2007 on the earlier of (a) the first business day after the first date during fiscal 2008 on which the shares of common stock to be issued in settlement of the award are registered under the Securities Act and (b) December 31, 2008, and, with respect to the underlying award shares vesting after May 31, 2007, the applicable vesting date. The shares underlying the portion of the DSU award that were scheduled to vest after May 31, 2007 were delivered upon termination of his employment on November 30, 2008. The shares in settlement of the portion of the award that vested on May 31, 2007 were delivered on December 31, 2008. On November 30, 2008, CTI purchased from Mr. Aronovitz 10,140 shares to cover the tax liabilities arising in connection with the delivery of 30,000 shares in settlement of his DSU award that became deliverable upon his termination of employment and, on December 31, 2008, CTI purchased from Mr. Aronovitz 4,235 shares to cover the tax liabilities arising in connection with the delivery of 10,000 shares in settlement of his DSU award that vested on or before May 31, 2007.

On April 27, 2007, CTI amended Mr. Aronovitz’s employment agreement to provide that, for the period commencing from February 1, 2007 and ending six months after the date that CTI was current in its periodic reporting obligations under the federal securities laws, Mr. Aronovitz was also entitled to be paid a salary supplement at the rate of $40,000 per year. CTI also awarded Mr. Aronovitz special retention bonuses of $200,000 payable on each of October 15, 2007 and January 31, 2008, provided that he remained employed by CTI on each payment date.

During the term of the agreement, Mr. Aronovitz was eligible to participate in all employee welfare and pension benefit plans, programs and arrangements that CTI made available to its other senior-level executives, to be reimbursed for certain business expenses and to receive all fringe benefits applicable to senior-level executives, including an automobile lease and reasonable legal fees and expenses incurred in connection with negotiating and executing the employment agreement.

The agreement imposed certain obligations on Mr. Aronovitz with respect to maintaining confidential information (both during his employment and following termination of employment), certain restrictions on the assignment of intellectual property rights and non-competition and non-solicitation provisions applicable during his employment and for a one-year period following termination of employment.

Mr. Aronovitz’s employment terminated on November 30, 2008.

Mr. Tchwella

Mr. Tchwella had a written employment agreement providing for his employment as President of Comverse, Inc. This agreement became effective May 31, 2007 and had an initial term of one year. Beginning on April 1, 2008, the agreement provided for automatic successive one-year extensions, unless terminated by Comverse, Inc. or Mr. Tchwella or not renewed in accordance with its terms.

The agreement provided for Mr. Tchwella to receive an initial annual base salary of $400,000. The agreement also provided that his base salary was to be reviewed at least annually and could be increased by the Compensation Committee or the Board of Directors. The agreement also provided that Mr. Tchwella would be eligible for an annual incentive award opportunity equal to 100% of his base salary for fiscal 2007 if certain performance objectives developed by the Chief Executive Officer and subject to the review and approval of the Compensation Committee were met. This annual incentive award opportunity could be up to a maximum of 200% of his base salary if these performance objectives were exceeded.

The agreement superseded Mr. Tchwella’s previous employment agreement, dated August 27, 2003 and amended August 9, 2004 (referred to as the Previous Agreement). The agreement provided that in satisfaction of the outstanding obligations under the Previous Agreement, Mr. Tchwella would be entitled to the following payments: (i) a lump-sum cash bonus of $300,000 payable on August 31, 2007; (ii) with respect to his option to purchase 75,000 shares of CTI’s common stock (which is one-half of the stock option he was granted on August 15, 2003 (or the 2003 Options)), 37,500 shares of which vested on August 15, 2006 and 37,500 shares of which were to vest on August 15, 2007, a lump-sum cash amount equal to the difference between $300,000 less the spread value (as defined in the agreement), payable 25 business days following the Measurement Date (as defined in the agreement); and (iii) a lump-sum cash amount equal to the difference between $1 million less the fair market value on July 31, 2007 of 50,000 shares of CTI’s common stock, representing the shares of a restricted stock award granted pursuant to a restricted stock award agreement, dated August 9, 2004, vesting on such date. In addition, in the event of termination of employment due to death, all of the 2003 Options would become fully vested on the date of such termination.

Pursuant to the agreement, CTI granted Mr. Tchwella a DSU award covering 41,364 shares of common stock, determined by dividing $900,000 by the average of the closing market prices per share of the common stock on the “Pink Sheets” for the ten consecutive trading days commencing on the fifth trading day following the issuance of a press release by CTI on March 22, 2007 announcing preliminary unaudited selected financial information for the fourth fiscal quarter and the fiscal year ended January 31, 2007. This DSU award was scheduled to vest in three equal annual installments on the first, second and third anniversaries of April 13, 2007, subject to accelerated vesting under certain circumstances (including termination of employment by Comverse, Inc. without cause or by Mr. Tchwella for good reason).

During the term of the agreement, Mr. Tchwella was also eligible to participate in Comverse, Inc.’s long-term incentive compensation plans, programs and arrangements, including equity plans, applicable to its senior-level executives. In addition, during the term of the agreement, Mr. Tchwella was to receive equity-based awards at a level commensurate with his position when other senior-level executives receive such awards. Further, Mr. Tchwella was eligible to participate in all of the employee welfare and pension benefit plans, and fringe benefit programs that Comverse made available to its other senior-level executives and to be reimbursed for reasonable business expenses.

Pursuant to the agreement, Mr. Tchwella was entitled to continued use of a company car in accordance with past practice, reimbursement for reasonable legal fees incurred in connection with negotiating and executing the employment agreement, reimbursement (up to $15,000) during each calendar year of reasonable tax planning fees, to travel in business class, to the extent reasonably available, for international business travel and payment or reimbursement of the cost of tuition for attendance during his employment at a summer executive Masters of Business Administrative program of his choice.

The agreement imposed certain obligations on Mr. Tchwella with respect to maintaining confidential information (both during his employment and following termination of employment), certain restrictions on the development and assignment of intellectual property rights and non-disparagement, non-competition and non-solicitation provisions applicable during his employment and for a one-year period following termination of employment.

Mr. Tchwella relinquished his position as President of Comverse, Inc. effective November 2007 and served as an advisor to Comverse, Inc. until January 31, 2008. During this period of service as an advisor, Mr. Tchwella received his full regular base salary and all fringe and social benefits provided under his employment agreement.

Mr. Robinson

Mr. Robinson had a written employment agreement, dated July 13, 2006, providing for his employment as Executive Vice President, Chief Administrative Officer and General Counsel. This agreement became effective June 1, 2006, and had an initial term of two years. Beginning on May 31, 2008, the agreement provided for automatic successive one-year extensions, unless terminated by Mr. Robinson or CTI or not renewed in accordance with its terms.

The agreement provided for Mr. Robinson to receive an initial annual base salary of $550,000 for the remainder of fiscal 2006 and an annual base salary of not less than $425,000 for fiscal 2007. The agreement required that his base salary be reviewed and increased no less frequently than annually, with the amount of any increase at the discretion of the Compensation Committee or the Board of Directors. The agreement provided that Mr. Robinson’s base salary could not be decreased without his prior written consent. The agreement also provided for Mr. Robinson to receive an annual cash incentive award of not less than $150,000 and, at the discretion of the Compensation Committee, up to an additional $200,000, to be determined based on corporate and his individual performance. Further, Mr. Robinson was entitled to receive a retention bonus of $400,000, which was to be paid on May 15, 2007, provided that he remained employed with CTI on a continuous basis through such date.

Pursuant to the agreement, Mr. Robinson was granted a DSU award covering 40,000 shares of common stock. This DSU award was scheduled to vest in four equal annual installments on May 31, 2007, May 31, 2008, May 31, 2009 and May 31, 2010, subject to accelerated vesting under certain circumstances (including death, termination of employment due to disability and termination of employment by CTI without cause or by Mr. Robinson for good reason).

The agreement also provided that Mr. Robinson would be entitled to receive a stock option to purchase 10,000 shares of common stock within ten days after the first date on which CTI became eligible to use a registration statement on Form S-8 to register the shares underlying the option. The option was scheduled to have an exercise price equal to the fair market value of the common stock on the date of grant and to vest and become exercisable as to 25% on each of May 31, 2007, May 31, 2008, May 31, 2009 and May 31, 2010, subject to accelerated vesting in full upon Mr. Robinson’s death, termination of employment due to disability or termination of employment by CTI without cause or by Mr. Robinson for good reason. As a result of the termination of Mr. Robinson’s employment, this obligation expired.

During the term of the agreement, Mr. Robinson was also entitled to participate in any of CTI’s other plans, programs or arrangements (including any equity-based plans, programs or arrangements) applicable to its other senior-level executives, to be reimbursed for certain business expenses and to receive certain perquisites, including an automobile lease and car insurance and life insurance premiums of up to $3,500 per year, reasonable legal fees and expenses incurred in connection with the negotiation and drafting of the employment agreement and reimbursement of a health club membership.

The agreement imposed certain obligations on Mr. Robinson with respect to maintaining confidential information (both during his employment and following termination of employment) and certain restrictions on the development and assignment of intellectual property rights and non-solicitation provisions applicable during his employment and for a one-year period following termination of employment.

On November 16, 2006, Mr. Robinson was named CTI’s principal executive officer with the title of Chief Operating Officer which replaced his former title of Chief Administrative Officer. Mr. Robinson continued to serve in the additional positions of Executive Vice President and General Counsel. To reflect the change in title and duties, CTI entered into an amendment to the employment agreement with Mr. Robinson dated November 22, 2006. All of remaining terms and conditions of the employment agreement remained unchanged.

On April 20, 2007, the Board of Directors approved certain changes to Mr. Robinson’s compensation arrangements, as follows:

•	an adjustment of his annual base salary to the rate of $515,000 for fiscal 2007 (retroactive to February 1, 2007);

•

payment of a salary supplement during the period retroactive to February 1, 2007 and ending six months after the date on which CTI became current in its periodic reporting obligations under the federal securities laws at the rate of $135,000 per year; and

•

the award of special retention bonuses of $400,000 payable on each of September 15, 2007 and January 31, 2008, provided that he remained employed with CTI on a continuous basis through the applicable payment date.

Mr. Robinson’s employment as Executive Vice President, Chief Operating Officer and General Counsel terminated effective June 29, 2007.

Mr. Bregman

Mr. Bregman did not have a written employment agreement with CTI or Comverse, Inc. However, as described in CTI’s definitive proxy statement filed with the SEC on May 9, 2005, Mr. Bregman was to be provided with certain compensation and fringe benefits through February 1, 2007. Mr. Bregman received a monthly base salary of NIS 102,400 (equivalent to an annual base salary of $278,014). He was also eligible to receive an annual cash bonus determined by specific quantitative targets established in advance by the Compensation Committee.

On January 26, 2007, the Board of Directors increased Mr. Bregman’s monthly base salary to NIS 127,530 (equivalent to an annual base salary of $346,242) effective August 1, 2006 (the date on which his base salary had typically been adjusted in prior years), and to NIS 147,180 (equivalent to an annual base salary of $430,377) effective on February 1, 2007.

On February 2, 2007, Mr. Bregman resigned his position as Chief Executive Officer of Comverse, Inc., effective March 31, 2007.

Mr. Alon

As a result of the resignations of the then-senior executives on April 28, 2006, Mr. Alon, who was a member of the Board of Directors, was named interim Chief Executive Officer. In connection with this appointment, the Former Compensation Committee decided to pay Mr. Alon a base salary of $50,000 per month.

On July 14, 2006, CTI entered into an agreement with Mr. Alon providing for his employment as interim Chief Executive Officer from July 14, 2006 through April 30, 2007, unless earlier terminated in accordance with the terms of the agreement.

The agreement provided for Mr. Alon to receive an annualized base salary of $600,000 and a cash bonus of $400,000 to be paid at the conclusion of his term of employment. The agreement also provided that if Mr. Alon were to be terminated by CTI without cause or were to terminate his employment for good reason, he would be entitled to receive his base salary otherwise payable through April 30, 2007 and the entire cash bonus. Mr. Alon also was entitled to participate in CTI’s employee welfare and pension benefit plans, programs and arrangements applicable to senior-level executives, to be reimbursed for certain business expenses, to receive certain tax “gross-up” payments and to receive certain perquisites applicable to CTI’s senior-level executives, including reasonable legal fees and disbursements incurred in connection with the review and negotiation of the employment agreement and certain accounting and legal fees incurred in calculating any “gross-up” payments. Mr. Alon received reimbursement for reasonable living and commuting expenses.

Pursuant to the agreement, Mr. Alon was granted a DSU award covering 40,000 shares of common stock. This DSU award was scheduled to vest in three installments, as follows: 80% on April 30, 2007, 15% on April 30, 2008 and 5% on July 14, 2009, subject to accelerated vesting under certain circumstances (including death, termination of his employment due to disability, termination of his service as a director for any reason other than his voluntary resignation or removal for cause under applicable law and termination of his service as a director due to his voluntary resignation within one year of a change in control of CTI). If Mr. Alon’s employment as interim Chief Executive Officer were to be terminated by CTI other than for cause or by him for good reason, 25% of the award would vest upon his termination of employment and the balance would vest as follows: 55% on April 30, 2007, 15% on April 30, 2008 and 5% on July 14, 2009.

The agreement also provided that Mr. Alon would be entitled to receive a stock option to purchase 30,000 shares of common stock within ten days after the first date on which CTI became eligible to use a registration statement on Form S-8 to register the shares underlying the option. The option was scheduled to have an exercise price equal to the closing market price of the common stock on the date of grant and to vest and become exercisable on April 30, 2007, subject to accelerated vesting under certain circumstances (including death, termination of his employment due to disability and termination of employment by CTI without cause and by him for good reason). As a result of the elimination of the position of interim Chief Executive Officer in November 2006, however, this obligation expired.

Mr. Alon was subject to confidentiality provisions prohibiting him from disclosing any confidential information (subject to customary exceptions), certain restrictions on the development of intellectual property rights, and non-competition and non-solicitation provisions that prohibited him, during his employment and for a one-year period following termination of employment, from operating or participating in a business that competes with CTI and from soliciting any of its employees or customers.

On November 16, 2006, the Board of Directors eliminated the position of interim Chief Executive Officer. Mr. Alon continues to serve as a member of the Board of Directors.

Mr. Alexander

Mr. Alexander did not have a written employment agreement with CTI. However, as described in CTI’s definitive proxy statement filed with the SEC on May 9, 2005, CTI had an arrangement with Mr. Alexander, CTI’s former Chairman of the Board of Directors and Chief Executive Officer, providing for his compensation, severance, insurance and fringe benefits. Under this arrangement, Mr. Alexander’s annual base salary was $720,000 for fiscal 2006. He also was eligible to receive an annual cash incentive award if certain pre-established performance objectives developed by the Board of Directors were met.

As previously noted, on April 28, 2006, in connection with his resignation from his positions as Chairman of the Board of Directors and Chief Executive Officer, CTI entered into a written cooperation agreement with Mr. Alexander for the purpose of facilitating the transition in senior management and cooperating with the Special Committee. This agreement had a six-month term, unless earlier terminated by either party. Under this agreement, Mr. Alexander was forced to resign from his positions as an officer and director of CTI and was appointed as a senior advisor. Mr. Alexander also agreed to resign as a director of Verint, Ulticom and CTI’s other subsidiaries and affiliates, if requested. On April 28, 2006, Mr. Alexander resigned as a director of Verint and Ulticom. In addition, Mr. Alexander agreed to make himself reasonably available to, cooperate with and provide information reasonably requested by, the Special Committee and its designees in connection with the Special Committee’s Phase I Investigation.

Under the cooperation agreement, Mr. Alexander was to receive an annual salary of $25,000, a company car for his personal use and supplemental medical benefits on the same terms as applicable to him prior to his resignation and the right to participate in CTI’s insurance, Section 401(k) and other benefit plans or arrangements on the same terms and conditions applicable to employees generally. However, during the term of this agreement, Mr. Alexander was not entitled to receive any stock options or any equity or other incentive compensation under any of CTI’s plans or other arrangements, no previously granted stock options or equity awards were to vest and the term of this agreement was not counted towards vesting. In addition, Mr. Alexander agreed not to exercise or transfer any outstanding stock options during the term of this agreement.

Under the terms of the cooperation agreement, Mr. Alexander’s outstanding stock options were to terminate upon the later to occur of (i) the expiration of the first 30-consecutive calendar day period during which Mr. Alexander was permitted by CTI to exercise such options on every day during such period and (ii) December 31, 2006; provided, however, that the exercise period for any stock option would not extend beyond its full contractual term. Mr. Alexander was also subject to certain confidentiality provisions and restrictive covenants.

In August 2006, in accordance with determinations of the Special Committee, CTI gave notice to Mr. Alexander terminating all prior employment or similar agreements or arrangements with CTI, including the cooperation agreement, and revoking any and all vested and unvested unexercised stock options, restricted stock and any other equity compensation previously granted by CTI. CTI also determined not to make any severance or other payments to Mr. Alexander in connection with the termination of any such agreements or arrangements. These decisions are discussed further in “—Potential Payments Upon Termination or Change in Control.”

Mr. Kreinberg

CTI was a party to an employment agreement, dated August 19, 2004, with Mr. Kreinberg, the former Executive Vice President and Chief Financial Officer, which provided for his compensation, severance, insurance and fringe benefits from February 1, 2004 through January 31, 2007. Beginning February 1, 2007, the agreement provided for automatic successive one-year extensions, unless terminated by CTI or Mr. Kreinberg or not renewed in accordance with its terms. Mr. Kreinberg’s annual base salary prior to April 28, 2006 was $380,000 (as approved on June 16, 2005) and would have been subject to further review and adjustment absent his resignation. Under his employment agreement, Mr. Kreinberg also was eligible to receive annual cash incentive awards (with his targeted annual cash incentive award opportunity equal to 77% of his annual base salary) if certain pre-established performance objectives developed by the Former Compensation Committee were met.

As previously noted, on April 28, 2006, in connection with his resignation from his position as Executive Vice President and Chief Financial Officer, CTI entered into a written cooperation agreement with Mr. Kreinberg for the purpose of facilitating the transition in senior management and cooperating with the Special Committee. This agreement had a six-month term, unless earlier terminated by either party. Under this agreement, Mr. Kreinberg was forced to resign from his positions as an officer of CTI and was appointed as an advisor. Mr. Kreinberg also agreed to resign as a director of Verint, Ulticom, and CTI’s other subsidiaries and affiliates, if requested. On April 28, 2006, Mr. Kreinberg resigned as a director of Verint and Ulticom. In addition, Mr. Kreinberg agreed to make himself reasonably available to, cooperate with, and provide information reasonably requested by, the Special Committee and its designees in connection with the Special Committee’s Phase I Investigation; provided, that Mr. Kreinberg was permitted to seek other full-time employment as long as such employment did not violate his non-disclosure and non-competition obligations, and his availability and cooperation would not unreasonably interfere with such other employment.

Under Mr. Kreinberg’s cooperation agreement, he remained subject to certain restrictive provisions set forth in his employment agreement, including confidentiality provisions prohibiting him from disclosing any confidential information (subject to customary exceptions), a provision restricting the development and assignment of intellectual property and certain restrictive covenants, including non-competition and non-solicitation provisions that prohibited him from operating or participating in a business that competes with CTI and from soliciting any of its employees or customers during the course of his employment and for various durations after termination of employment. The non-compete, non-solicitation of employees and non-solicitation of customers were applicable during his employment and for 18, 12 and 24 months following termination of employment, respectively.

Under the cooperation agreement, Mr. Kreinberg was to receive an annual salary of $25,000, a company car on the terms applicable to him prior the date of the agreement for his personal use, and the right to participate in CTI’s insurance, Section 401(k), and other benefit plans or arrangements on the same terms and conditions applicable to employees generally. However, during the term of this agreement, Mr. Kreinberg would not be entitled to receive any stock options or any equity or other incentive compensation under any of CTI’s plans or other arrangements, no previously granted stock options or equity awards were to vest and the term of this agreement was not counted towards vesting. In addition, Mr. Kreinberg agreed not to exercise or transfer any outstanding stock options during the term of this agreement.

Under the terms of the cooperation agreement, Mr. Kreinberg’s outstanding stock options were to terminate upon the later to occur of (i) the expiration of the first 30-consecutive calendar day period during which Mr. Kreinberg was permitted by CTI to exercise such options on every day during such period and (ii) December 31, 2006; provided, however, that the exercise period for any stock option would not extend beyond its full contractual term.

On July 28, 2006, based on the Special Committee’s determinations, CTI gave notice to Mr. Kreinberg of termination of the employment agreement, dated as of August 19, 2004, effective as of the end of its initial term, January 31, 2007. This action was taken to avoid the automatic renewal of Mr. Kreinberg’s employment under the terms of that agreement.

In August 2006, in accordance with determinations of the Special Committee, CTI gave notice to Mr. Kreinberg terminating all prior employment or similar agreements or arrangements with CTI, including the cooperation agreement, and revoking any and all vested and unvested unexercised stock options, restricted stock, and any other equity compensation previously granted by CTI. CTI also determined not to make any severance or other payments to Mr. Kreinberg in connection with the termination of any such agreements or arrangements. These decisions are discussed further in “—Potential Payments Upon Termination or Change in Control.”

Potential Payments Upon Termination

or Change in Control

Each of the Named Executive Officers is or was eligible to receive certain severance payments and benefits in connection with his or her termination of employment under various circumstances, including following a change in control of CTI. For a summary of the material terms and conditions of the employment agreements that governed the disposition of these payments and benefits, see “—Employment Agreements and Arrangements with Named Executive Officers.” For a summary of the material terms and conditions of CTI’s Executive Severance Protection Plan, which governs the disposition of payments and benefits for Mr. Gillstrom, see below.

The estimated potential severance payments and benefits payable to each Current Executive Officer and certain Former Executive Officers in the event of termination of employment as of January 31, 2009 pursuant to his or her individual employment agreement or the Executive Severance Protection Plan, as applicable, and the actual payments and benefits, if any, paid or provided to each Former Executive Officer upon termination of employment, are described below.

The actual amounts that would be paid or distributed to the Current Executive Officers as a result of one of the termination events occurring in the future may be different than those presented below as many factors will affect the amount of any payments and benefits upon a termination of employment. For example, some of the factors that could affect the amounts payable include the Current Executive Officer’s base salary and the market price of CTI’s common stock. In addition, although CTI or Comverse, Inc., as applicable, has entered into individual employment agreements providing severance payments and benefits to the Current Executive Officers in connection with a termination of employment under particular circumstances, CTI or Comverse, Inc., as applicable, may mutually agree with the Current Executive Officers on severance terms that vary from those provided in the pre-existing agreements. Finally, in addition to the amounts presented below, each Current Executive Officer would also receive any DSU awards that vested on or before his or her termination date and would be able to exercise any vested stock options that he or she held. For more information about the Current Executive Officers outstanding equity awards as of January 31, 2009, see “—Fiscal 2008 Executive Compensation—Fiscal 2008 Outstanding Equity Awards at Fiscal Year-End Table.”

In addition to the severance payments and benefits described in the Named Executive Officers’ individual employment agreements, these executives are eligible to receive any benefits accrued under broad-based benefit plans, such as disability benefits and accrued vacation pay, in accordance with those plans and policies.

Each of the Named Executive Officers is subject to compliance with certain restrictive covenants set forth in his or her individual employment agreement that continue following his or her termination of employment. Generally, these covenants prohibit the Named Executive Officers from disclosing proprietary or confidential information, developing certain intellectual property rights following termination of their employment, and, except for Ms. Shereda and Mr. Robinson, from competing with CTI for a certain period after termination of their employment. Each of the Named Executive Officers is prohibited for one year after termination of his or her employment from soliciting any of CTI’s employees to leave employment or any of its customers or suppliers to do business with any of its competitors.

Current Executive Officer

Mr. Dahan

Under Mr. Dahan’s employment agreement, he is eligible to receive certain severance payments and benefits in the event his employment with CTI is terminated under various circumstances, including following a change in control of CTI.

Termination Upon Death or Disability. In the event of a termination of employment due to death or disability, Mr. Dahan will be entitled to receive the following payments and benefits:

•	his earned but unpaid base salary and earned but unpaid annual incentive award for the immediately preceding fiscal year;

•

a pro rata share of the annual incentive award he would have earned if he had remained employed through the end of the fiscal year in which his death or termination due to disability occurred, based on actual corporate performance against the goals set by the Compensation Committee for such fiscal year;

•

immediate vesting of all of his outstanding stock options and DSU awards, with any options granted after April 30, 2007 having a minimum exercise period of one year from the date of death (in the case of disability, the date of termination) or, if less, the maximum exercise period permitted by Section 409A of the Code, subject to any option plan provisions relating to a change in control of CTI or similar event and to the initial 10-year term of the options; provided, however, that, if necessary, such exercise period will be extended if permitted by Section 409A until the exercise of the options would cease to violate federal securities laws subject to the initial 10-year term of the options;

•	amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs and accrued vacation; and

•	such other or additional benefits, if any, as CTI may provide under applicable plans, programs and arrangements.

Termination for Cause, Without Good Reason or by Executive Nonrenewal. In the event of a termination of employment by CTI for cause or by Mr. Dahan without good reason or if he terminates his employment agreement by notice of nonrenewal, Mr. Dahan will be entitled to receive his earned but unpaid base salary, amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs, and accrued vacation and such other or additional benefits, if any, as CTI may provide under applicable plans, programs and arrangements.

Termination Without Cause, for Good Reason or by Company Nonrenewal. In the event of a termination of employment by CTI without cause or by Mr. Dahan for good reason or if CTI terminates his employment agreement by notice of nonrenewal, Mr. Dahan will be entitled to receive the following payments and benefits:

•	his earned but unpaid base salary and earned but unpaid annual incentive award for the immediately preceding fiscal year;

•

a pro rata share of the annual incentive award he would have earned if he had remained employed through the end of the fiscal year in which his employment terminated, based on actual corporate performance against the goals set by the Compensation Committee for such fiscal year;

•

a payment equal to 150% of the greater of (a) his base salary in effect on the termination date or (b) his base salary in effect immediately prior to any reduction that would constitute a basis for termination of employment for good reason;

•	a payment equal to 150% of his target annual incentive award bonus;

•	immediate vesting of his outstanding DSU awards;

•	payment of COBRA health care premiums for a period of 18 months following termination of employment;

•	amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs and accrued vacation; and

•	such other or additional benefits, if any, as CTI may provide under applicable plans, programs and arrangements.

Termination in Connection With or Following a Change in Control of CTI. In the event Mr. Dahan’s employment is terminated without cause or by Mr. Dahan for good reason in connection with or within one year after a change in control of CTI or if his employment agreement is terminated by notice of nonrenewal within one year after a change in control of CTI, he will be entitled to receive the same payments and benefits as in the case of any other termination of employment by CTI without cause, by Mr. Dahan for good reason or following notice of nonrenewal, except that the amount of the severance payment equal to the sum of his base salary and target annual incentive award bonus will be multiplied by 250%, rather than 150%.

Finally, if during the first two years of his employment, with respect to a change in control of CTI, Mr. Dahan were to receive any payment, benefit or distribution that would be subject to the excise tax imposed by Section 4999 of the Code, or any related interest or penalties, he was also entitled to receive a tax gross-up payment that would put him in the same after-tax position as if the excise tax had not been imposed or, if reduction of the payment, benefit or distribution amounts would not give rise to the excise tax and such reduction would not be more than 10% of the otherwise required payment, benefit or distribution, then the payment, benefit or distribution would be so reduced. This provision expired by its terms on April 30, 2009.

The following table sets forth the potential (estimated) payments and benefits to which Mr. Dahan would have been entitled assuming termination of his employment or a change in control of CTI as of January 31, 2009, as specified under his employment agreement.

Potential Payments and Benefits

Upon Termination of Employment

or Change in Control of CTI

Executive Payments and Benefits(1)	Termination without Cause, for Good Reason or Company Nonrenewal		Termination Due to Death or Disability		Termination in Connection with Change in Control
Base Salary	—		—		—
Annual Incentive Award	$1,000,000		$1,000,000		$1,000,000
Accelerated Vesting
Deferred Stock Unit Awards	$2,787,322	(2)	$2,787,322	(2)	$2,787,322	(2)
Severance Payment	$3,000,000		—		$5,000,000
COBRA Health Benefit Payments	$15,361		—		$15,361
Tax Reimbursement Amounts	—		—		—	(3)
TOTAL:	$6,802,683		$3,787,322		$8,802,683

(1)	For purposes of this analysis, Mr. Dahan’s compensation is assumed to be as follows: current base salary equal to $1 million, a targeted annual cash incentive award opportunity equal to 100% of his base salary and outstanding unvested DSU awards covering 441,032 shares of common stock.

(2)	Assumes the date of termination of employment of Mr. Dahan was January 31, 2009 and that the market price of the common stock on January 30, 2009 (the last trading day of the fiscal year) was $6.32 per share (the closing market price of CTI’s common stock as quoted on the “Pink Sheets”).

(3)	Based on the amounts reported in this column, Mr. Dahan would not have an excise tax liability that would have entitled him to a tax gross-up payment. The tax reimbursement provision contained in Mr. Dahan’s employment agreement expired on April 30, 2009 and, therefore, at this time Mr. Dahan is no longer eligible to receive any amounts from CTI in the event that he receives any payment, benefit or distribution that would be subject to the excise tax imposed by Section 4999 of the Code.

Former Executive Officers

Mr. Miyamoto

Under Mr. Miyamoto’s employment agreement, he was eligible to receive certain severance payments and benefits in the event his employment with CTI was terminated under various circumstances, including following a change in control of CTI.

Termination Upon Death or Disability. In the event of a termination of employment due to death or disability, Mr. Miyamoto was entitled to receive the following payments and benefits:

•	his earned but unpaid base salary and earned but unpaid annual incentive award for the immediately preceding fiscal year;

•

a pro rata share of the annual incentive award he would have earned if he had remained employed through the end of the fiscal year in which his death or termination due to disability occurred, based on the number of days he was employed during the year of termination and based on achievement of certain performance requirements;

•

amounts earned, accrued or owing under all employee welfare and pension benefit plans, programs and arrangements, for reimbursement of business expenses, under all applicable executive fringe benefit programs and accrued vacation; and

•	such other or additional benefits, if any, as CTI may provide under applicable plans, programs and arrangements.

In addition, in the event of his termination of employment due to disability, any portion of the Miyamoto One-Time Award granted on November 1, 2007 that remained unvested, if any, would become fully vested on the date of such termination.

Termination for Cause or Without Good Reason. In the event of a termination of employment by CTI for cause or by Mr. Miyamoto without good reason, he was entitled to receive his earned but unpaid base salary prior to the date of termination, amounts earned, accrued or owing under all employee welfare and pension benefit plans, programs and arrangements, for reimbursement of business expenses, under all executive fringe benefit programs, and accrued vacation and such other or additional benefits, if any, as CTI may provide under applicable plans, programs and arrangements.

Termination Without Cause, for Good Reason or by Company Nonrenewal. In the event of a termination of employment by CTI without cause or by Mr. Miyamoto for good reason or if his employment was terminated by notice of nonrenewal, other than in connection with a change in control of CTI, Mr. Miyamoto was entitled to receive the following payments and benefits:

•	his earned but unpaid base salary and earned but unpaid annual incentive award for the immediately preceding fiscal year;

•

a pro rata share of the target annual incentive award he would have earned if he had remained employed through the end of the fiscal year in which his employment terminated, based on the number of days he is employed during the year of termination;

•

a payment equal to 100% of the greater of (a) his base salary in effect on the date of termination or (b) his base salary in effect prior to any reduction that would constitute a basis for termination of employment for good reason;

•	a payment equal to 100% of the target annual incentive award he would have earned through the end of the fiscal year in which he was terminated (regardless of any performance requirements);

•	payment of the full premiums for his, and any beneficiary’s, coverage under COBRA health continuation benefits over the 12-month period following termination of employment;

•

amounts earned, accrued or owing under all employee welfare and pension benefit plans, programs and arrangements, for reimbursement of business expenses, under all executive fringe benefit programs and accrued vacation;

•	any portion of the Miyamoto One-Time Award granted on November 1, 2007 that remained unvested, if any, would become fully vested on the date of such termination; and

•	such other or additional benefits, if any, as CTI may provide under applicable plans, programs and arrangements.

Termination in Connection With or Following a Change in Control of CTI. In the event Mr. Miyamoto’s employment was terminated without cause, by Mr. Miyamoto with good reason or if his employment was terminated by notice of nonrenewal in connection with or within one year following a change in control of CTI, he was entitled to receive the same payments and benefits as in the case of any other termination of employment by CTI without cause, by Mr. Miyamoto for good reason or following notice of nonrenewal, except that the amount of the severance payment equal to the sum of his base salary and target annual incentive award bonus would be multiplied by 150% rather than 100%.

In addition, instead of the immediate vesting of any unvested portion of the Miyamoto One-Time Award, Mr. Miyamoto was entitled to the immediate vesting of all of his outstanding stock options and DSU awards, with any options granted after November 1, 2007 having an exercise period of one year from the date of termination or, if less, the maximum exercise period permitted by Section 409A of the Code, subject to any option plan provisions relating to a change in control of CTI or similar event and to the initial 10-year term of the options; provided, however, that, if necessary, such exercise period will be extended if permitted by Section 409A until the exercise of the option would cease to violate federal securities laws subject to the initial 10-year term of the options.

The following table sets forth the potential (estimated) payments and benefits to which Mr. Miyamoto would have been entitled assuming termination of his employment or a change in control of CTI as of January 31, 2009, as specified under his employment agreement.

Potential Payments and Benefits

Upon Termination of Employment

or Change in Control of CTI

Executive Payments and Benefits (1)	Termination Without Cause, for Good Reason, or Company Nonrenewal		Termination Due to Disability		Termination Due to Death	Termination in Connection with Change in Control
Base Salary	—		—		—	—
Bonus Compensation	$300,000		$300,000		$300,000	$300,000
Accelerated Vesting:	—		—		—	—
Deferred Stock Unit Awards	$84,265	(2) (3)	$84,265	(2) (3)	—	$463,465	(2)
Severance Payment	$739,000		—		—	$1,108,500
Health Benefit Payments	—	(4)	—		—	—	(4)
TOTAL:	$1,123,265		$384,265		$300,000	$1,871,965

(1)	For purposes of this analysis, Mr. Miyamoto’s compensation is assumed to be as follows: current base salary equal to $439,000, a targeted annual incentive award opportunity equal to $300,000 and outstanding unvested DSU awards covering 73,333 shares of common stock.

(2)	Assumes the date of termination of employment of Mr. Miyamoto was January 31, 2009 and that the market price of the common stock on January 30, 2009 (the last trading day of the fiscal year) was $6.32 per share (the closing market price of the common stock as quoted on the “Pink Sheets”).

(3)	Represents the accelerated vesting of the Miyamoto One-Time Award covering 13,333 shares of common stock in the event of a termination of employment by CTI without cause, by Mr. Miyamoto for good reason or as a result of company nonrenewal of his employment agreement or a termination of employment because of disability.

(4)	As of January 31, 2009, Mr. Miyamoto did not participate in CTI’s medical benefits program. Accordingly, had his employment been terminated on that date, he would not have been entitled to COBRA health benefit payments as otherwise provided in his employment agreement.

On January 5, 2010, Mr. Miyamoto’s employment terminated and, on such date, Mr. Miyamoto entered into a consulting agreement with CTI pursuant to which Mr. Miyamoto released all potential claims against CTI and Mr. Miyamoto received the following payments and benefits: (i) his base salary earned but not yet paid through January 5, 2010 and (ii) any amounts earned, accrued or owing to Mr. Miyamoto but not yet paid in respect of employee benefit programs, reimbursement of business expenses and unused vacation days. These payments and benefits had an aggregate value of $18,297.

Mr. Gillstrom

Under Mr. Gillstrom’s employment agreement, he was eligible to receive certain severance payments and benefits in the event his employment with CTI was terminated under various circumstances, including following a change in control of CTI.

Termination Upon Death or Disability. In the event of a termination of employment due to death or disability, Mr. Gillstrom was entitled to receive the following payments and benefits:

•	his earned but unpaid base salary and earned but unpaid annual incentive award for the immediately preceding fiscal year;

•

amounts earned, accrued or owing under all employee welfare and pension benefit plans, programs and arrangements, for reimbursement of business expenses, under all executive fringe benefit programs and accrued vacation; and

•	such other or additional benefits, if any, as Comverse, Inc. may provide under applicable plans, programs and arrangements.

In addition, in the event of his termination of employment due to disability, any portion of the Gillstrom One-Time Award granted on November 12, 2008 that remained unvested, if any, would become fully vested on the date of such termination.

Termination for Cause or Without Good Reason. In the event of a termination of employment by CTI for cause or by Mr. Gillstrom without good reason, he was entitled to receive his earned but unpaid base salary prior to the date of termination, amounts earned, accrued or owing under all employee welfare and pension benefit plans, programs and arrangements, for reimbursement of business expenses, under all executive fringe benefit programs, and accrued vacation and such other or additional benefits, if any, as Comverse, Inc. may provide under applicable plans, programs and arrangements.

Termination Without Cause, for Good Reason or by Company Nonrenewal. In the event of a termination of employment by CTI without cause or by Mr. Gillstrom for good reason or if his employment was terminated by notice of nonrenewal, other than in connection with a change in control of CTI, Mr. Gillstrom was entitled to receive the following payments and benefits:

•	his earned but unpaid base salary and earned but unpaid annual incentive award for the immediately preceding fiscal year;

•

a pro rata share of the target annual incentive award he would have earned if he had remained employed through the end of the fiscal year in which his employment terminated, based on the number of days he is employed during the year of termination and based on achievement of certain performance requirements;

•	a payment equal to 50% of his base salary on the date of termination;

•	a payment equal to 50% of the target annual incentive award he would have earned through the end of the fiscal year in which he was terminated (regardless of any performance requirements);

•	amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs, and accrued vacation;

•	any portion of the Gillstrom One-Time Award granted on November 12, 2008 that remained unvested, if any, would become fully vested on the date of such termination; and

•	such other or additional benefits, if any, as Comverse, Inc. or Comverse UK may provide under applicable plans, programs and arrangements.

Termination Without Cause Following, or in Anticipation of, a Change in Control of CTI. In the event Mr. Gillstrom’s employment was terminated without cause following, or in anticipation of, a change in control of CTI, Mr. Gillstrom would have been eligible to receive certain payments and benefits provided for in the Comverse Technology, Inc. Executive Severance Protection Plan upon execution of a release of claims against CTI. Under the Executive Severance Protection Plan, Mr. Gillstrom would have been entitled to receive:

•

a cash severance payment consisting of 100% of his base salary, 100% of his target bonus and a pro rata portion of the actual bonus that he would have earned for the period during which he provides services during the year of termination;

•	continued medical, dental and life insurance benefits for a period of 12 months;

•	accrued but unpaid base salary and bonus through the date of termination of employment;

•

reimbursement of unreimbursed expenses and such other compensation (including any stock options or other equity-related payments) and benefits, if any, to which he may be entitled from time to time pursuant to the terms and conditions of the employee compensation, incentive, equity, benefit or fringe benefit plans, policies or programs; and

•	accelerated vesting of any outstanding equity awards then held by him.

The following table sets forth the potential (estimated) payments and benefits to which Mr. Gillstrom would have been entitled assuming termination of his employment or a change in control of CTI as of January 31, 2009, as specified under his employment agreement.

Potential Payments and Benefits

Upon Termination of Employment

or Change in Control of CTI

Executive Payments and Benefits(1)	Termination without Cause, for Good Reason or Company Nonrenewal		Termination Due to Disability		Termination Due to Death	Termination in Connection with Change in Control
Base Salary	—		—		—	—
Annual Incentive Award	$450,000		—		—	$450,000
Accelerated Vesting	—		—		—	—
Deferred Stock Unit Awards	$252,800	(2) (3)	$252,800	(2) (3)	—	$505,600	(2)
Severance Payment	$450,000		—		—	$900,000
COBRA Health Benefit Payments	—		—		—	—
TOTAL:	$1,152,800		$252,800		—	$1,855,600

(1)	For purposes of this analysis, Mr. Gillstrom’s compensation is assumed to be as follows: current base salary equal to $450,000, a targeted annual cash incentive award opportunity equal to $450,000 and outstanding unvested DSU awards covering 80,000 shares of common stock.

(2)	Assumes the date of termination of employment of Mr. Gillstrom was January 31, 2009 and that the market price of the common stock on January 30, 2009 (the last trading day of the fiscal year) was $6.32 per share (the closing market price of the common stock as quoted on the “Pink Sheets”).

(3)	Represents the accelerated vesting of the Gillstrom One-Time Award covering 40,000 shares of common stock in the event of a termination of employment by Comverse, Inc. without cause, by Mr. Gillstrom for good reason or as a result of company nonrenewal of his employment agreement or a termination of employment because of disability.

In connection with Mr. Gillstrom’s termination of employment effective November 11, 2009, Mr. Gillstrom and Comverse, Inc. entered into a Separation and Release Agreement, dated November 6, 2009. Under this agreement, upon execution of a release of claims against Comverse, Inc., Mr. Gillstrom was entitled to receive the following payments and benefits:

•	his base salary earned through November 11, 2009;

•	reimbursement of any and all business expenses incurred through November 11, 2009;

•	payment for any earned and accrued but unused vacation days;

•

a pro rata share of his fiscal 2009 annual incentive award that would have been payable to Mr. Gillstrom had he remained employed at the end of fiscal 2009 based on the number of days he was employed in fiscal 2009 and corporate performance as compared to the goals set by the Current Compensation Committee for fiscal 2009;

•	a lump sum payment equal to $375,000;

•	the full and immediate vesting of the unvested portion of the Gillstrom One-Time Award; and

•	any other benefits required by law.

These payments and benefits had an aggregate value of $618,449, consisting of a lump sum payment of $375,000, $21,313 for accrued vacation days and $222,136, which was, as of the date of termination, the non-cash amount attributable to the accelerated vesting of his outstanding equity awards.

Mr. Chinnici

Under Mr. Chinnici’s employment agreement, he was eligible to receive certain severance payments and benefits in the event his employment with CTI terminated under various circumstances, including following a change in control of CTI.

Termination Upon Death or Disability. In the event of a termination of employment due to death or disability, Mr. Chinnici was entitled to receive the following payments and benefits:

•	his earned but unpaid base salary and earned but unpaid annual incentive award for the immediately preceding fiscal year;

•

a pro rata share of the annual incentive award he would have earned if he had remained employed through the end of the fiscal year in which his death or termination due to disability occurred, based on the number of days he was employed during the year of termination;

•

amounts earned, accrued or owing under all employee welfare and pension benefit plans, programs and arrangements, for reimbursement of business expenses, under all executive fringe benefit programs, and accrued vacation; and

•	such other or additional benefits, if any, as CTI may provide under applicable plans, programs and arrangements.

In addition, in the event of his termination of employment due to disability, any portion of the Chinnici One-Time Award that remained unvested, if any, would become fully vested on the date of such termination.

Termination for Cause or Without Good Reason. In the event of a termination of employment by CTI for cause or by Mr. Chinnici without good reason, he was entitled to receive his earned but unpaid base salary prior to the date of termination, amounts earned, accrued or owing under all employee welfare and pension benefit plans, programs and arrangements, for reimbursement of business expenses, under all executive fringe benefit programs, and accrued vacation and such other or additional benefits, if any, as CTI may provide under applicable plans, programs and arrangements.

Termination Without Cause, for Good Reason or by Company Nonrenewal. In the event of a termination of employment by CTI without cause or by Mr. Chinnici for good reason or if his employment was terminated by notice of nonrenewal, other than in connection with a change in control of CTI, Mr. Chinnici was entitled to receive the following payments and benefits:

•	his earned but unpaid base salary and earned but unpaid annual incentive award for the immediately preceding fiscal year;

•

a pro rata share of the target annual incentive award he would have earned if he had remained employed through the end of the fiscal year in which his employment terminated, based on the number of days he was employed during the year of termination;

•

a payment equal to 100% of the greater of (a) his base salary on the date of termination or (b) his base salary in effect prior to any reduction that would constitute a basis for termination of employment for good reason;

•	a payment equal to 100% of the target annual incentive award he would have earned through the end of the fiscal year in which he was terminated (regardless of any performance requirements);

•	payment of the full premiums for his, and any beneficiary’s, coverage under COBRA health continuation benefits over the 12-month period following termination of employment;

•	amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs, and accrued vacation;

•	any portion of the Chinnici One-Time Award that remained unvested, if any, will become fully vested on the date of such termination; and

•	such other or additional benefits, if any, as CTI may provide under applicable plans, programs and arrangements.

Termination in Connection With or Following a Change in Control of CTI. In the event Mr. Chinnici’s employment was terminated without cause, by Mr. Chinnici with good reason or if his employment was terminated by notice of nonrenewal in connection with or within one year following a change in control of CTI, he would have been entitled to receive the same payments and benefits as in the case of any other termination of employment by CTI without cause, by Mr. Chinnici for good reason or following notice of nonrenewal, except that the amount of the severance payment equal to the sum of his base salary and target annual incentive award bonus would have been multiplied by 150%, rather than

100%. In addition, instead of the immediate vesting of any unvested portion of the Chinnici One-Time Award on the date of termination, under certain circumstances following a change in control, Mr. Chinnici would have received the immediate vesting in full of all of his stock options and DSU awards.

The following table sets forth the potential (estimated) payments and benefits to which Mr. Chinnici would have been entitled assuming termination of his employment or a change in control of CTI as of January 31, 2009, as specified under his employment agreement.

Potential Payments and Benefits

Upon Termination of Employment

or Change in Control of CTI

Executive Payments and Benefits(1)	Termination Without Cause, for Good Reason, or Company Nonrenewal		Termination Due to Disability		Termination Due to Death	Termination in Connection with Change in Control
Base Salary	—		—		—	—
Bonus Compensation	$350,000		$350,000		$350,000	$350,000
Accelerated Vesting:	—		—		—	—
Deferred Stock Unit Awards	$189,600	(2) (3)	$189,600	(2) (3)	—	$442,400	(2)
Severance Payment	$850,000		—		—	$1,275,000
COBRA Health Benefit Payments	$15,138		—		—	$15,138
TOTAL:	$1,404,738		$539,600		$350,000	$2,082,538

(1)	For purposes of this analysis, Mr. Chinnici’s compensation is assumed to be as follows: current base salary equal to $500,000, a targeted annual incentive award opportunity equal to $350,000 and outstanding unvested DSU awards covering 70,000 shares of common stock.

(2)	Assumes the date of termination of employment of Mr. Chinnici was January 31, 2009 and that the market price of the common stock on January 30, 2009 (the last trading day of the fiscal year) was $6.32 per share (the closing market price of the common stock as quoted on the “Pink Sheets”).

(3)	Represents the accelerated vesting of the Chinnici One-Time Award covering 30,000 shares of common stock in the event of a termination of employment because of disability, or a termination of employment by CTI, by Mr. Chinnici for good reason or as a result of company nonrenewal of his employment.

In connection with Mr. Chinnici’s termination of employment effective May 20, 2009, upon execution of a release of claims against CTI, Mr. Chinnici received the following payments and benefits:

•

a pro rata share of the annual incentive award payment that he would have earned if he had remained employed through the end of fiscal 2009 (January 31, 2010) based upon actual corporate performance against performance targets, and payable when the annual incentive award payments are made by CTI to its senior-level executives;

•

a lump sum cash payment equal to the sum of (a) $500,000 (representing 100% of his annual base salary at its then-current rate) and (b) $350,000 (representing 100% of his target annual incentive award opportunity);

•	medical, dental and life insurance coverage continuation for him and his covered beneficiaries under COBRA for a period of 12 months following the date of termination; and

•	full and immediate vesting of the Chinnici One-Time Award.

These payments and benefits had an aggregate value of $1,067,638, consisting of a lump-sum cash payment of $850,000 made under the terms of his employment agreement as described above, $15,138 for the costs associated with COBRA health continuation benefits and $202,500, which was, as of the date of termination, the non-cash amount attributable to the accelerated vesting of his outstanding equity awards.

Ms. Shereda

Under Ms. Shereda’s employment agreement, she was eligible to receive certain severance payments and benefits in the event her employment with CTI terminated under various circumstances, including following a change in control of CTI.

Termination Upon Death or Disability. In the event of a termination of employment due to death or disability, Ms. Shereda was entitled to receive the following payments and benefits:

•	her earned but unpaid base salary and earned but unpaid annual incentive award for the immediately preceding fiscal year;

•

a pro rata share of the annual incentive award she would have earned if she had remained employed through the end of the fiscal year in which her death or termination due to disability occurred, based on the number of days she was employed during the year;

•

amounts earned, accrued, or owing under all employee welfare and pension benefit plans, programs and arrangements, for reimbursement of business expenses, under all applicable executive fringe benefit programs and accrued vacation; and

•	such other or additional benefits, if any, as CTI may provide under applicable plans, programs, and arrangements.

In addition, in the event of her termination of employment due to disability, any portion of the Shereda One-Time Award granted on October 15, 2007 that remained unvested, if any, was to become fully vested on the date of such termination.

Termination for Cause or Without Good Reason. In the event of a termination of employment by CTI for cause or by Ms. Shereda without good reason, she was entitled to receive her earned but unpaid base salary prior to the date of termination, amounts earned, accrued or owing under all employee welfare and pension benefit plans, programs and arrangements, for reimbursement of business expenses, under all applicable executive fringe benefit programs and accrued vacation and such other or additional benefits, if any, as CTI may provide under applicable plans, programs and arrangements.

Termination Without Cause, for Good Reason or by Company Nonrenewal. In the event of a termination of employment by CTI without cause or by Ms. Shereda for good reason or if her employment was terminated by notice of nonrenewal, other than in connection with a change in control of CTI, Ms. Shereda was entitled to receive the following payments and benefits:

•	her earned but unpaid base salary and earned but unpaid annual incentive award for the immediately preceding fiscal year;

•

a pro rata share of the annual incentive award she would have earned if she had remained employed through the end of the fiscal year in which her employment terminated, based on actual performance against the goals set by the Compensation Committee for such fiscal year;

•

a payment equal to 100% of the greater of (a) her base salary on the date of termination or (b) her base salary in effect prior to any reduction that would constitute a basis for termination of employment for good reason;

•	a payment equal to 100% of the target annual incentive award she would have earned through the end of the fiscal year in which she was terminated (regardless of any performance requirements);

•	payment of the full premiums for her and any beneficiary’s coverage under COBRA health continuation benefits over the 12-month period following termination of employment;

•	amounts earned, accrued, or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs, and accrued vacation;

•	any portion of the Shereda One-Time Award granted on October 15, 2007 that remained unvested, if any, would become fully vested on the date of such termination; and

•	such other or additional benefits, if any, as CTI may provide under applicable plans, programs and arrangements.

Termination in Connection with or Following a Change in Control of CTI. In the event Ms. Shereda’s employment was terminated without cause, by Ms. Shereda with good reason, or if her employment was terminated by notice of nonrenewal in connection with or within one year following a change in control of CTI, she was entitled to receive the same payments and benefits as in the case of any other termination of employment by CTI without cause, by Ms. Shereda for good reason or following notice of nonrenewal, except that the amount of the severance payment equal to the sum of her base salary and target annual incentive award bonus would be multiplied by 150% rather than 100%.

In addition, instead of the immediate vesting of the Shereda One-Time Award, Ms. Shereda would have been entitled to the immediate vesting of all of her outstanding stock options and DSU awards, with any options granted after October 15, 2007 having an exercise period of one year from the date of termination or, if less, the maximum exercise period permitted by Section 409A of the Code, subject to any option plan provisions relating to a change in control of CTI or similar event and to the initial ten-year term of the options; provided, however, that, if necessary, such exercise period would have been extended if permitted by Section 409A until the exercise of the option would cease to violate federal securities laws subject to the initial ten-year term of the options.

Finally, if prior to January 1, 2010, with respect to a change in control of CTI, Ms. Shereda received any payment, benefit or distribution that would be subject to the excise tax imposed by Section 4999 of the Code, or any related interest or penalties, she was also entitled to receive a tax gross-up payment that would put her in the same after-tax position as if the excise tax had not been imposed.

The following table sets forth the potential (estimated) payments and benefits to which Ms. Shereda would have been entitled assuming termination of her employment or a change in control of CTI as of January 31, 2009, as specified under her employment agreement.

Potential Payments and Benefits

Upon Termination of Employment

or Change in Control of CTI

Executive Payments and Benefits(1)	Termination Without Cause, for Good Reason, or Company Nonrenewal		Termination Due to Disability		Termination Due to Death	Termination in Connection with Change in Control
Base Salary	—		—		—	—
Bonus Compensation	$300,000		$300,000		$300,000	$300,000
Accelerated Vesting:	—		—		—	—
Deferred Stock Unit Awards	$105,329	(2) (3)	$105,329	(2) (3)	—	$368,658	(2)
Severance Payment	$737,000		—		—	$1,105,500
COBRA Health Benefit Payments	$5,802		—		—	$5,802
Tax Reimbursement Amounts	—		—		—	—
TOTAL:	$1,148,131		$405,329		$300,000	$1,779,960

(1)	For purposes of this analysis, Ms. Shereda’s compensation is assumed to be as follows: current base salary equal to $437,000, a targeted annual incentive award opportunity equal to $300,000 and outstanding unvested DSU awards covering 58,332 shares of common stock.

(2)	Assumes the date of termination of employment of Ms. Shereda was January 31, 2009 and that the market price of the common stock on January 30, 2009 (the last trading day of the fiscal year) was $6.32 per share (the closing market price of the common stock as quoted on the “Pink Sheets”).

(3)	Represents the accelerated vesting of the Shereda One-Time Award covering 16,666 shares of common stock in the event of a termination of employment because of disability, or a termination of employment by CTI, by Ms. Shereda for good reason or as a result of company nonrenewal of her employment.

Pursuant to the terms of her employment agreement, in connection with her resignation effective March 20, 2009, Ms. Shereda received her base salary earned but not paid prior to the effective date of her resignation, a bonus for service during fiscal 2008 of $127,500 and amounts earned, accrued or owing to her but not yet paid in respect of employee benefit programs, reimbursement of business expenses, perquisites and unused vacation days with an aggregate value of $19,009. All of Ms. Shereda’s unvested DSU awards were forfeited as of the effective date of her termination of employment.

Mr. Aronovitz

Under Mr. Aronovitz’s employment agreement, he was eligible to receive certain severance payments and benefits in the event his employment with CTI was terminated under various circumstances, including following a change in control of CTI.

Termination Upon Death or Disability. In the event of a termination of employment due to death or disability, Mr. Aronovitz was entitled to receive the following payments and benefits:

•	his earned but unpaid base salary;

•

a pro rata share of the maximum annual incentive award he would have earned if he had remained employed through the end of the fiscal year in which his death or termination due to disability occurred and met certain performance requirements;

•	immediate vesting in full of any outstanding DSU awards and stock options on the date of death or termination due to disability;

•

amounts earned, accrued or owing under all employee welfare and pension benefit plans, programs and arrangements, for reimbursement of business expenses, under all applicable executive fringe benefit programs and accrued vacation; and

•	such other or additional benefits, including equity compensation, as CTI may provide under applicable plans, programs and arrangements.

Termination for Cause, Without Good Reason or by Executive Nonrenewal. In the event of a termination of employment by CTI for cause or by Mr. Aronovitz without good reason or if he terminated his employment agreement by notice of nonrenewal, Mr. Aronovitz was entitled to receive his earned but unpaid base salary, amounts earned, accrued or owing under all employee welfare and pension benefit plans, programs and arrangements, for reimbursement of business expenses, under all applicable executive fringe benefit programs and accrued vacation and such other or additional benefits, including equity compensation, as CTI may provide under applicable plans, programs and arrangements.

Termination Without Cause, for Good Reason or by Company Nonrenewal. In the event of a termination of employment by CTI without cause or by Mr. Aronovitz for good reason or if his employment was terminated by notice of nonrenewal, Mr. Aronovitz was entitled to receive the following payments and benefits:

•	his earned but unpaid base salary;

•

a pro rata share of the maximum annual incentive award he would have earned if he had remained employed through the end of the fiscal year in which the termination occurred and met certain performance requirements;

•

a payment equal to 100% of the greater of (a) his base salary on the date of termination or (b) his base salary in effect prior to any reduction that would constitute a basis for termination of employment for good reason;

•	a payment equal to 100% of the greater of (a) the maximum annual incentive award he would have earned through the end of the fiscal year in which he was terminated or (b) $300,000;

•	the payment of any unpaid portion of the special retention bonus;

•	payment of the full premiums for him, and any beneficiary’s, coverage under COBRA health continuation benefits over the 18-month period following termination of employment;

•	immediate vesting in full of his outstanding stock options and DSU awards;

•

amounts earned, accrued or owing under all employee welfare and pension benefit plans, programs and arrangements, for reimbursement of business expenses, under all applicable executive fringe benefit programs, and accrued vacation; and

•	such other or additional benefits, including equity compensation, as CTI may provide under applicable plans, programs and arrangements.

Termination in Connection with or Following a Change in Control of CTI. In the event Mr. Aronovitz’s employment was terminated without cause or by Mr. Aronovitz with good reason in connection with or within one year following a change in control of CTI, he was entitled to receive the same payments and benefits as in the case of any other termination of employment by CTI without cause or by Mr. Aronovitz with good reason, except that he would receive 200% (as opposed to 100%) of (a) the greater of (1) his base salary on the date of termination or (2) his base salary in effect prior to any reduction that would constitute a basis for termination of employment for good reason and (b) the greater of (1) the maximum annual incentive award he would have earned through the end of the fiscal year in which he was terminated or (2) $300,000.

Finally, with respect to a change in control of CTI, if Mr. Aronovitz became subject to the excise tax imposed by Section 4999 of the Code, he was entitled to receive a tax gross-up payment that would put him in the same after-tax position as if the excise tax had not been imposed.

In connection with his termination of employment effective November 30, 2008, CTI and Mr. Aronovitz entered into a letter agreement, dated October 28, 2008, that amended his employment agreement. Under this letter agreement, upon execution of a release of claims against CTI, Mr. Aronovitz received the following payments and benefits:

•

a lump sum cash payment equal to the sum of (a) $350,000 (representing 100% of his annual base salary at its then-current rate), (b) $400,000 (representing 100% of his maximum annual bonus), (c) $200,000 (representing a bonus for fiscal 2008) and (d) $12,000 (representing his accrued vacation pay);

•	health insurance coverage continuation under COBRA for a period of 18 months following the date of termination;

•	amounts earned, accrued or owed to him but not yet paid in respect of employee benefit programs, reimbursement of business expenses and perquisites; and

•	full and immediate vesting of all outstanding unvested stock options and DSU awards.

These payments and benefits had an aggregate value of $1,292,142, consisting of a lump-sum cash payment of $962,000 made under the terms of the letter agreement, $2,336 for the costs associated with COBRA health continuation benefits for the fiscal year ended January 31, 2009 and $327,806, which was, at the date of termination, the non-cash amount attributable to the accelerated vesting of his outstanding equity awards.

To address the fact that certain stock options held by Mr. Aronovitz may terminate during the Restricted Period, the Current Compensation Committee also agreed that Mr. Aronovitz be extended the Tolling Accommodation.

On November 30, 2008 and upon termination of his employment, CTI purchased from Mr. Aronovitz (a) 10,140 shares to cover the tax liabilities arising in connection with the delivery of 30,000 shares in settlement of his DSU award granted in July 2006, (b) 971 shares to cover the tax liabilities arising in connection with the delivery of 2,872 shares in settlement of his DSU award granted in April 2007 and (c) 11,636 shares to cover the tax liabilities arising in connection with the delivery of 30,000 shares in settlement of his DSU award granted in March 2008. On December 31, 2008, CTI purchased from Mr. Aronovitz 4,235 shares to cover the tax liabilities arising in connection with the delivery of 10,000 shares in settlement of his DSU award granted in July 2006 that vested on May 31, 2007.

Mr. Tchwella

Mr. Tchwella relinquished his position as President of Comverse, Inc. effective in November 2007 and terminated his employment effective January 31, 2008. While his employment agreement provided him with specified payments and benefits in the event of the termination of his employment under certain circumstances and in connection with a change in control of CTI, Mr. Tchwella entered into a written separation agreement dated December 19, 2007. Under the separation agreement, upon execution of a release of claims against CTI and Comverse, Inc., Mr. Tchwella received the following payments and benefits:

•

an amount equal to the sum of (a) $400,000 (his base salary), (b) $400,000 (his on-target bonus) and (c) $400,000 (his pro rata on-target bonus for fiscal 2007), less the amounts paid to, or for his benefit, pursuant to Israeli Severance Benefit Law and the sum of (i) the amounts accrued for his benefit under the Managers’ Insurance Policy, (ii) the amounts accrued for his benefit under the continuing education fund and (iii) the redemption of all accrued vacation days;

•	an amount equal to $30,000 to cover his tax planning expenses for fiscal 2007 and 2008;

•	an amount equal to $300,000 in respect to a stock option granted on August 15, 2004 and governed by his prior employment agreement;

•

an amount equal to (a) 2,250 (the number of shares of CTI’s common stock underlying his expired stock option granted on January 27, 1998) by (b) the amount by which the average closing price of the common stock for the five trading days during the period ending on January 27, 2008 exceeds $10.4167, the exercise price per share of such expired option;

•	an amount equal to $40,000 in respect of other special benefits available to senior managers;

•	an amount equal to $348,000, representing the bonus earned and payable to him in respect of fiscal 2007 in excess of $400,000;

•	medical, dental and life insurance coverage for him, his spouse and covered dependents a period of 12 months following the date of termination; and

•

effective January 31, 2008, accelerated vesting of his outstanding DSU awards, stock options and any other equity awards to the extent that such awards or options were unvested on that date with delivery deferred to the original vesting date.

To address the fact that stock options held by Mr. Tchwella may expire during the Restricted Period, the Current Compensation Committee also agreed to extend Mr. Tchwella’s right to exercise the vested stock awards held by him on the effective date of his termination of employment, January 31, 2008, until the later of (a) 90 days (or such longer period, if any, specified in such award) after January 31, 2008, or (b) either of the following: (i) if CTI provides notification to holders of options prior to April 30, 2008 stating that option exercises would have again been permitted (or the Option Notice), 120 days after January 31, 2008 or (ii) if the Option Notice was not sent by April 30, 2008, 30 days after the date of the Option Notice; subject, in both situations, to the earlier expiration of the awards, if any, at the end of their original ten-year contractual term.

As part of his termination, and in accordance with the terms of his employment agreement, Comverse, Inc. reimbursed Mr. Tchwella for the cost of tuition for attendance at a summer executive Masters of Business Administration program at the Harvard Business School. The amount of this reimbursement was $58,000.

On April 27, 2008, Comverse, Inc. satisfied its obligation to provide Mr. Tchwella with medical, dental and life insurance coverage for a 12-month period by payment of the lump-sum amount, including the 5% employer pension contribution, of $47,290.

In consideration of these payments and benefits, Mr. Tchwella agreed to execute a letter of release and waiver of claims against Comverse, Inc. and its subsidiaries and affiliated companies.

These payments and benefits had an aggregate value of approximately $2,334,659. After an offset for the amount previously accumulated for Mr. Tchwella’s benefit under the Israeli Severance Benefit Law (NIS 442,251 (approximately $104,255)), Comverse Ltd.’s deposit to the various Israeli insurance laws (NIS 3,099,349 (approximately $735,745)) and an accrual for his tax planning expenses (NIS 111,000 (approximately $30,000)), Comverse, Inc. made a lump-sum cash payment of NIS 2,516,990 (approximately $624,858) to him under the terms of his separation agreement and recorded a non-cash compensation expense of $839,801, attributable to the accelerated vesting of his outstanding equity awards as of the date of termination.

Mr. Robinson

Mr. Robinson’s employment as Executive Vice President, Chief Operating Officer, General Counsel and Corporate Secretary terminated effective June 29, 2007. While his employment agreement provided him with specified payments and benefits in the event of the termination of his employment under certain circumstances and in connection with a change in control of CTI, CTI and Mr. Robinson entered into a written separation agreement amending his existing employment agreement, dated June 28, 2007. Under the separation agreement, upon execution of a release of claims against CTI, Mr. Robinson received the following payments and benefits:

•

a lump sum cash payment equal to (a) his current annual base salary of $515,000, (b) his maximum annual incentive award of $350,000, (c) the unpaid portion of his special retention bonus totaling $800,000, (d) a pro rata portion of his annual incentive award for fiscal 2007 (based on his maximum annual incentive award) in the amount of $145,833 and (e) the redemption of all accrued vacation days;

•	medical, dental, and life insurance coverage continuation under COBRA for him and his covered beneficiaries for a period of 18 months following the date of termination;

•	amounts earned, accrued or owed to him but not yet paid in respect of employee benefit plans, reimbursement of business expenses and perquisites; and

•	full and immediate vesting of all outstanding, unvested stock options and DSU awards.

To address the fact that certain stock options held by Mr. Robinson may terminate during the Restricted Period, the Current Compensation Committee also agreed that Mr. Robinson be extended the Tolling Accommodation.

In consideration of these payments and benefits, Mr. Robinson agreed to:

•	resign as Executive Vice President, Chief Operating Officer and General Counsel;

•	resign as a director of Verint and Ulticom, CTI’s majority-owned subsidiaries, and any of its other subsidiaries;

•	continue providing, without additional compensation, certain transition services to CTI for a period of up to 30 days following his resignation; and

•	execute a release of claims against CTI.

These payments and benefits had an aggregate value of $2,470,955, consisting of a lump-sum cash payment of $1,810,833 made under the terms of his separation agreement, $7,109 for the costs associated with COBRA health continuation benefits for the fiscal year ended January 31, 2008 and recorded a non-cash compensation expense of $653,013, attributable to the accelerated vesting of his outstanding equity awards as of the date of termination.

Mr. Bregman

In connection with Mr. Bregman’s resignation as Chief Executive Officer of Comverse, Inc., he received the following payments and benefits:

•	a separation payment in the amount of $613,284 (funded, in part, by amounts Comverse Ltd. previously deposited on his behalf in the Management Insurance Fund);

•

payment of the annual cash incentive award for fiscal 2006 that would have been payable to him had he remained an employee of Comverse, Inc., through the date such award payments were determined, measured as the product of his fiscal 2006 target annual cash incentive award and the average of the percentages of the target bonuses paid to the other senior managers of Comverse, Inc.; and

•	a lump-sum payment in the amount of $60,000 in lieu of the continued use of a car and telephone and reimbursement of tax preparation fees.

To address the fact that certain vested stock options held by Mr. Bregman may terminate during the Restricted Period the Current Compensation Committee also recommended to the Board of Directors that Mr. Bregman be extended the Tolling Accommodation.

On March 28, 2007, the Board of Directors approved the recommendation of the Current Compensation Committee. A separation payment of $613,284 was made to Mr. Bregman, along with a lump-sum payment of $60,000 for the fringe benefits described above. In addition, Mr. Bregman also received a payment of $408,000, representing his annual cash incentive award for fiscal 2006.

Mr. Alon

On November 17, 2006, the Board of Directors eliminated the position of interim Chief Executive Officer. At that time, the Board of Directors decided that Mr. Alon was entitled to the payments and benefits under his employment agreement relating to a termination of employment by CTI without cause. Accordingly, in connection with the elimination of his position, Mr. Alon received the following payments and benefits:

•	his earned but unpaid base salary;

•

a lump-sum payment equal to (a) $275,000 representing his base salary otherwise payable through April 30, 2007 (five and one-half months at $50,000 per month) and (b) $400,000 representing his related annual incentive award payments;

•	the immediate vesting in full of his outstanding stock options and DSU awards;

•

amounts earned, accrued or owed to him but not yet paid in respect of employee benefit plans, reimbursement of business expenses, state tax equalization payment, perquisites and accrued but unused vacation days;

•	payment of an amount equal to his costs associated with continuation of COBRA health benefits through April 30, 2007; and

•	payment or receipt of additional benefits, including equity compensation, if any, under applicable company plans, programs, and arrangements.

In addition, the DSU award granted to Mr. Alon in July 2006 vested as to 25% of the shares of the common stock covered by the award at the time of the elimination of his position, with the remainder of the award to vest as to 55% of the shares covered on April 30, 2007, as to 15% of the shares covered on April 30, 2008, and as to the remaining 5% of the shares covered on April 30, 2009.

These payments and benefits had an aggregate value of $863,800, consisting of a lump-sum cash payment of $675,000 and $188,800, which was, as of the date of termination, the amount attributable to the accelerated vesting of 25% of his outstanding equity awards.

Messrs. Alexander and Kreinberg

CTI was a party to an employment agreement with Mr. Kreinberg, the former Chief Financial Officer, which provided for compensation, severance, insurance and fringe benefits. The material terms and conditions of this employment agreement and the terms of employment with Mr. Alexander, the former Chairman of the Board of Directors and Chief Executive Officer, are described in “- Employment Agreements and Arrangements with Named Executive Officers.” As described previously, Messrs. Alexander and Kreinberg did not receive any payments or benefits upon their termination of employment with CTI.

Executive Severance Protection Plan

The Comverse Technology, Inc. Executive Severance Protection Plan provides for the payment of severance and other benefits to designated executives of CTI and its subsidiaries and affiliates in the event of their termination of employment in certain situations upon, following or in connection with a change in control of CTI (as defined in the plan). On November 11, 2008, the plan was amended by the Current Compensation Committee to change certain provisions, including the potential payout formulas, to comply with the requirements of Sections 162(m) and 409A of the Code and to make certain other changes involving the administration of the plan. Pursuant to the current terms of the plan, upon the execution of an appropriate release of claims and the continued obligations under certain restrictive covenants regarding confidentiality, non-competition and non-solicitation, an eligible executive would be entitled to receive:

•

a cash severance payment consisting of a designated percentage (up to 100%) of his or her base salary, a designated percentage (up to 100%) of his or her target bonus and a pro rata portion of the actual bonus that he or she would have earned for the period during which he or she provides services during the year of termination;

•

continued medical, dental and life insurance benefits for a designated period of time (up to 12 months) or the maximum period required by law in the jurisdiction in which he or she is employed and resident outside the United States;

•	accrued but unpaid base salary and bonus through the date of termination of employment;

•

such other compensation (including any stock options or other equity-related payments) and benefits, if any, to which he or she may be entitled from time to time pursuant to the terms and conditions of employee compensation, incentive, equity, benefit or fringe benefit plans, policies or programs; and

•	accelerated vesting of any outstanding equity awards then held by him or her.

During fiscal 2007, Mr. Tchwella was the only Named Executive Officer eligible to participate in the Executive Severance Plan. Under the Executive Severance Plan, Mr. Tchwella’s cash severance was calculated using designated percentages for each of base salary and target annual cash incentive award opportunity of 100% and he was entitled to 12 months of continued medical, dental and life insurance benefits.

During fiscal 2008, Mr. Gillstrom was the only Named Executive Officer eligible to participate in the Executive Severance Protection Plan. Under the Executive Severance Plan, Mr. Gillstrom’s cash severance would be calculated using designated percentages for each of base salary and target annual cash incentive award opportunity of 100% and he would be entitled to 12 months of continued medical, dental and life insurance benefits.

Definitions

Under the various employment agreements and arrangements with the Named Executive Officers, the terms “cause,” “change in control,” “disability” and “good reason” are used in connection with the provisions that govern the payments and benefits that these executives may receive in connection with their termination of employment or a change in control of CTI. Generally, these terms have the following meanings. The actual definition of each term, however, is controlled by the specific terms and conditions of each Named Executive Officer’s individual employment agreement or arrangement.

Generally, the term “cause” means a good faith finding by CTI or Comverse, Inc., as applicable, of:

•	a conviction of any felony;

•	a material violation of federal or state securities laws;

•	willful misconduct or gross negligence resulting in material and demonstrable harm to CTI or Comverse;

•	a material violation of any company policy or procedure resulting in material and demonstrable harm to CTI or Comverse, including material violations of CTI’s Code of Business Conduct and Ethics;

•

the repeated and continued failure to carry out, in all material respects, the reasonable and lawful directions of the Chief Executive Officer or the Board of Directors, as the case may be, that are within his or her control and are consistent with his or her status as a senior executive; and

•	fraud, embezzlement, theft or material dishonesty against CTI or Comverse.

Generally, the term “change in control” means:

•

any person or group becoming the beneficial owner of more than 50% of CTI’s outstanding equity securities, or otherwise becoming entitled to vote shares representing more than 50% of the undiluted total voting power of the then-outstanding securities eligible to vote to elect members of the Board of Directors;

•

a consolidation or merger of CTI pursuant to which the holders of CTI’s equity securities immediately prior thereto would not be the holders immediately after such transaction of more than 50% of the voting securities of the entity surviving such transaction;

•	the sale of all or substantially all of CTI’s assets; or

•	a change in the composition of the Board of Directors occurring within a one year period, as a result of which fewer than a majority of the directors remain on the Board.

Generally, the term “disability” means the inability to substantially perform duties and responsibilities for a period of six consecutive months or nine out of 12 nonconsecutive months due to a physical or mental disability as defined in CTI’s long-term disability insurance plan.

Generally, the term “good reason” means:

•	any reduction in base salary or bonus opportunity, other than as part of an across-the-board reduction applicable to all senior executives;

•	an actual relocation of the principal office, with respect to the executives of CTI, from CTI’s office location to outside the borough of Manhattan;

•	any change in the title, position or reporting status or any diminution of duties or responsibilities;

•

CTI’s failure to obtain the assumption in writing of its obligations under the relevant employment agreement by any successor to all or substantially all of its assets within 10 days after completion of a merger, consolidation or sale; or

•	a material breach of the employment agreement by CTI or Comverse, Inc., as applicable.

Fiscal 2005 Executive Compensation

Report of the Board Compensation Committee

Compensation Policies for Executive Officers

CTI’s executive compensation program for fiscal 2005 was administered by the Former Compensation Committee, which was composed entirely of independent directors. As part of its responsibilities, the Former Compensation Committee reviewed, recommended and approved the base salary and incentive compensation of the Chairman of the Board of Directors and Chief Executive Officer, the Chief Financial Officer and certain other executive officers, administered the issuance of awards under CTI’s stock option plans and performed such other compensation-related duties as were from time to time assigned to it by the Board of Directors.

During fiscal 2005, the Former Compensation Committee engaged Hewitt, a national executive compensation consulting firm, to assist it in administering the executive compensation program, and to analyze survey data comparing the competitiveness of CTI’s executive compensation with the market.

The primary elements of the executive compensation program during fiscal 2005 consisted of base salary, an annual cash incentive plan and long-term incentive compensation consisting of equity awards.

Base Salary

Salary levels for the executives of distinct business units were reviewed annually and adjusted periodically where the Former Compensation Committee believed that an adjustment was warranted, taking into account competitive factors in the industries and locations of the business activities, as well as performance of the individual business units. In establishing compensation levels throughout the organization, the Former Compensation Committee relied to a significant extent on its direct experience in the recruitment of personnel as well as reported compensation levels of senior management of other similarly situated companies.

The Former Compensation Committee reviewed the base salary levels for each of Messrs. Alexander, Kreinberg and Bregman during fiscal 2005 after receiving the analysis prepared by Hewitt and, with respect to Messrs. Kreinberg and Bregman, the recommendations of Mr. Alexander. On June 6, 2005, the Former Compensation Committee approved base salaries for each of Messrs. Alexander, Kreinberg and Bregman in the amounts of $762,000, $380,000 and $278,014 (expressed as NIS 102,400 per month), respectively.

Annual Incentive Compensation

Supplemental cash incentive awards are made in accordance with the recommendations of senior management and, in certain instances, in accordance with formulas based on CTI’s financial performance or that of its individual business units.

For fiscal 2005, Messrs. Alexander, Kreinberg and Bregman were eligible to receive annual cash incentive awards, based on their performance against specific quantitative performance targets established in advance by the Former Compensation Committee.

At the beginning of fiscal 2005, the Former Compensation Committee established, pursuant to CTI’s 2004 Management Incentive Plan, performance objectives for the fiscal year ended January 31, 2006 and the target award amounts to be earned for achieving these performance objectives for each of Messrs. Alexander, Kreinberg and Bregman. The cash incentive award amounts payable ranged from 0% to a maximum of 200% of the established target award and depended on whether performance met, exceeded or fell short of the established performance objectives. Two-thirds of Mr. Alexander’s and Mr. Kreinberg’s target award amount was based upon CTI’s consolidated pro forma net income and one-third was based upon its sales for fiscal 2005, while two-thirds of Mr. Bregman’s target award amount was based upon Comverse, Inc.’s pro forma operating income and one-third was based upon Comverse, Inc.’s sales. Comverse, Inc. exceeded its performance objectives for fiscal 2005 and, accordingly, Mr. Bregman received an award payout in the amount of $634,833. As described below, neither Mr. Alexander nor Mr. Kreinberg received an award payout for fiscal 2005.

Long-Term Incentive Compensation

During fiscal 2005, the Former Compensation Committee used equity-based long-term incentive arrangements, including employee stock options and restricted stock, to align the interests of executives with those of CTI’s shareholders generally, and to provide each executive with a significant incentive to manage the business from the perspective of an owner with an equity stake in CTI. The Former Compensation Committee engaged Hewitt to assist it in determining the size of these awards.

Generally, the number of shares subject to each stock option and restricted stock award was based on an executive’s current position, the size of comparable awards made to individuals in similar positions, the executive’s potential for increased responsibility and promotion over the term of the award and the executive’s personal performance in recent periods. Typically, these awards were subject to four-year vesting schedules to encourage executives’ long-term commitment.

On October 14, 2005, the Former Compensation Committee granted restricted stock awards to each of Messrs. Alexander, Kreinberg and Bregman covering 106,994, 46,973 and 58,064 shares of common stock, respectively. These awards were subject to the following vesting conditions: 50% of each award was to vest on the second anniversary of the date of grant and 25% of each award was to vest on each of the third and fourth anniversaries of the date of grant.

Post-Fiscal 2005 Developments (including Compensation of the Chief Executive Officer)

In March 2006, the Special Committee commenced its Phase I Investigation. Initially, Messrs. Alexander and Kreinberg continued to manage CTI’s business while responding to inquiries from the Special Committee. As previously described, on April 28, 2006, each of Mr. Alexander and Mr. Kreinberg were forced to resign from their respective positions and agreed to continue to serve as advisors to CTI to cooperate with the Special Committee in connection with its Phase I Investigation. On August 17, 2006, CTI, at the direction of the Special Committee, gave notice to Messrs. Alexander and Kreinberg, terminating all prior employment or similar agreements or arrangements, including the advisory relationships that these individuals had with it. CTI also revoked all vested and unvested unexercised stock options, restricted stock awards and any other equity compensation previously awarded to these individuals by CTI, and made no severance or other payments to such individuals in connection with the termination of their employment agreements or other arrangements. In addition, Messrs. Alexander and Kreinberg each signed a release of claims against CTI as part of the settlement of the shareholder derivative actions and Mr. Alexander signed an additional release of claims against CTI as part of the settlements of the shareholder class action, the shareholder derivative actions and the Direct Actions. As a result of these actions, the compensation that Messrs. Alexander and Kreinberg received from CTI for fiscal 2005 consisted only of their base salaries of $762,000 and $380,000, respectively, and certain perquisites, which are discussed in greater detail in “—Fiscal 2005 Summary Compensation Table.”

Fiscal 2005 Summary Compensation Table

The following table sets forth summary information regarding the compensation paid or accrued for services rendered during the fiscal years ended January 31, 2006, 2005 and 2004 by Mr. Alexander, the then-Chairman of the Board of Directors and Chief Executive Officer, Mr. Kreinberg, the then-Executive Vice President and Chief Financial Officer and Mr. Bregman, the then-Chief Executive Officer of Comverse, Inc. These individuals are referred to as the “2005 Named Executive Officers.”

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year Ended	Salary		Bonus(1)		Restricted Stock Awards		Securities Underlying Options	All Other Compensation(2)

Kobi Alexander(3) Then-Chief Executive Officer and Chairman of the Board of Directors	Jan. 31, 2006	$762,000		—		$2,572,136	(4)	215,830	$727,570
	Jan. 31, 2005	$671,951		$898,218		$2,220,531	(5)	182,100	$658,112
	Jan. 31, 2004	$677,386	(6)	—	(7)	$3,015,484	(8)	461,000	$597,877

Zeev Bregman(9) Then- Chief Executive Officer, Comverse, Inc.	Jan. 31, 2006	$273,194		$634,883		$1,395,859	(10)	117,127	$88,807
	Jan. 31, 2005	$219,319		$535,959		$1,446,600	(11)	120,000	$70,553
	Jan. 31, 2004	$162,737		—	(12)	$1,381,817	(13)	211,300	$67,663

David Kreinberg(14) Then- Executive Vice President and Chief Financial Officer	Jan. 31, 2006	$380,000		—		$1,129,231	(15)	94,755	$92,016
	Jan. 31, 2005	$325,000		$449,109		$1,084,950	(16)	100,000	$86,905
	Jan. 31, 2004	$262,500		$250,000		$879,796	(17)	134,500	$55,550

(1)	Includes annual cash incentive awards accrued for services performed in the fiscal year indicated, regardless of the year of payment.

(2)	The All Other Compensation column consists of the following items:

	Fiscal Year Ended	Mr. Alexander		Mr. Bregman		Mr. Kreinberg
Amount accrued for payments due on termination of employment pursuant to terms of employment agreement	Jan. 31, 2006 Jan. 31, 2005 Jan. 31, 2004	$ $ $	603,425 529,618 466,924		— — —	$ $ $	53,240 46,200 40,000

Premiums for life and/or disability insurance	Jan. 31, 2006 Jan. 31, 2005 Jan. 31, 2004	$ $ $	27,861 38,637 85,666		— — —	$ $ $	22,640 22,160 2,160

Legal, tax and financial advice	Jan. 31, 2006 Jan. 31, 2005 Jan. 31, 2004	$ $ $	50,000 49,835 7,750	$ $	— 8,357 6,060	$ $	3,000 4,972 —

Automobile lease and insurance	Jan. 31, 2006 Jan. 31, 2005 Jan. 31, 2004	$ $ $	16,050 16,500 16,042	$ $ $	20,158 20,357 15,497	$ $ $	11,136 11,573 11,390

Reimbursement of medical expenses	Jan. 31, 2006 Jan. 31, 2005 Jan. 31, 2004	$ $ $	12,164 7,489 4,133		— — —		— — —

Reimbursement of certain travel expenses	Jan. 31, 2006 Jan. 31, 2005 Jan. 31, 2004	$ $ $	5,543 4,235 4,370		— — —		— — —

Social benefits in Israel	Jan. 31, 2006 Jan. 31, 2005 Jan. 31, 2004	$ $ $	10,527 9,798 10,992	$ $ $	68,649 41,839 46,106		— — —

401(k) matching payments	Jan. 31, 2006 Jan. 31, 2005 Jan. 31, 2004	$ $ $	2,000 2,000 2,000		— — —	$ $ $	2,000 2,000 2,000

(3)	Mr. Alexander was forced to resign from his positions as the Chairman of the Board of Directors and Chief Executive Officer on April 28, 2006.

(4)	The value reported is based on the number of restricted shares awarded and the closing market price of CTI’s common stock on the measurement date of the award, October 14, 2005. These shares of restricted stock were to vest 50% on October 14, 2007, 25% on October 14, 2008 and 25% on October 14, 2009. If CTI were to pay dividends, holders of restricted stock were entitled to receive such dividends whether or not the shares of restricted stock were vested. For the fiscal year ended January 31, 2006, Mr. Alexander received 106,994 shares of restricted stock valued at $2,930,566 based on the closing market price per share of the common stock on January 31, 2006 of $27.39. As of January 31, 2006, Mr. Alexander held a total of 288,894 shares of restricted stock with a value of $7,912,807 based on the closing market price per share of the common stock on January 31, 2006 of $27.39. On August 17, 2006, CTI revoked all outstanding vested and unvested unexercised stock options, restricted stock awards and any other equity that it had previously granted to Mr. Alexander. In addition, Mr. Alexander signed a release of claims against CTI as part of the settlements of the shareholder class action, the shareholder derivative actions and the Direct Actions.

(5)

The value reported is based on the number of restricted shares awarded and the closing market price of CTI’s common stock on the measurement date of the award, December 10, 2004. These shares of restricted stock were to vest 50% on December 9, 2006, 25% on December 9, 2007 and 25% on December 9, 2008. If CTI were to pay dividends, holders of restricted stock were entitled to receive such dividends whether or not the shares of restricted stock were vested. For the fiscal year ended January 31, 2005, Mr. Alexander received 92,100 shares of restricted stock valued at $2,522,619 based on the closing market price per share of the common stock on January 31, 2006 of $27.39. On August 17, 2006, CTI revoked all outstanding vested and unvested unexercised stock options, restricted stock awards and any other equity that it had previously granted to Mr. Alexander. In addition, Mr. Alexander signed a release of claims against CTI as part of the settlements of the shareholder class action, the shareholder derivative actions and the Direct Actions.

(6)	Includes payments of $5,307 in lieu of earned vacation.

(7)	For the fiscal year ended January 31, 2004, Mr. Alexander voluntarily waived a $500,000 bonus awarded to him by the Former Compensation Committee.

(8)	The value reported is based on the number of restricted shares awarded and the closing market price of CTI’s common stock on the measurement date of the award, December 22, 2003. These shares of restricted stock were to vest 50% on December 19, 2005, 25% on December 19, 2006 and 25% on December 19, 2007. If CTI were to pay dividends, holders of restricted stock were entitled to receive such dividends whether or not the shares of restricted stock were vested. For the fiscal year ended January 31, 2004, Mr. Alexander received 179,600 shares of restricted stock valued at $4,919,244 based on the closing market price per share of the common stock on January 31, 2006 of $27.39. On August 17, 2006, CTI revoked all outstanding vested and unvested unexercised stock options, restricted stock awards and any other equity that it had previously granted to Mr. Alexander. In addition, Mr. Alexander signed a release of claims against CTI as part of the settlements of the shareholder class action, the shareholder derivative actions and the Direct Actions.

(9)	Mr. Bregman resigned from his position effective March 31, 2007.

(10)	The value reported is based on the number of restricted shares awarded and the closing market price of CTI’s common stock on the measurement date of the award, October 14, 2005. These shares of restricted stock were to vest 50% on October 14, 2007, 25% on October 14, 2008 and 25% on October 14, 2009. If CTI were to pay dividends, holders of restricted stock were entitled to receive such dividends whether or not the shares of restricted stock were vested. For the fiscal year ended January 31, 2006, Mr. Bregman received 58,064 shares of restricted stock valued at $1,590,373 based on the closing market price per share of the common stock on January 31, 2006 of $27.39. As of January 31, 2006, Mr. Bregman held a total of 200,364 shares of restricted stock valued at $5,487,970 based on the closing market price per share of the common stock on January 31, 2006 of $27.39.

(11)	The value reported is based on the number of restricted shares awarded and the closing market price of CTI’s common stock on the measurement date of the award, December 10, 2004. These shares of restricted stock were to vest 50% on December 9, 2006, 25% on December 9, 2007 and 25% on December 9, 2008. If CTI were to pay dividends, holders of restricted stock were entitled to receive such dividends whether or not the shares of restricted stock were vested. For the fiscal year ended January 31, 2005, Mr. Bregman received 60,000 shares of restricted stock valued at $1,643,400 based on the closing market price per share of the common stock on January 31, 2006 of $27.39.

(12)	For the fiscal year ended January 31, 2004, Mr. Bregman voluntarily waived a $250,000 bonus awarded to him by the Compensation Committee.

(13)	The value reported is based on the number of restricted shares awarded and the closing market price of CTI’s common stock on the measurement date of the award, December 22, 2003. These shares of restricted stock were to vest 50% on December 19, 2005, 25% on December 19, 2006 and 25% on December 19, 2007. If CTI were to pay dividends, holders of restricted stock were entitled to receive such dividends whether or not the shares of restricted stock were vested. For the fiscal year ended January 31, 2004, Mr. Bregman received 82,300 shares of restricted stock valued at $2,254,197 based on the closing market price per share of the common stock on January 31, 2006 of $27.39.

(14)	Mr. Kreinberg was forced to resign from his position as Executive Vice President and Chief Financial Officer on April 28, 2006.

(15)	The value reported is based on the number of restricted shares awarded and the closing market price of CTI’s common stock on the measurement date of the award, October 14, 2005. These shares of restricted stock were to vest 50% on October 14, 2007, 25% on October 14, 2008 and 25% on October 14, 2009. If CTI were to pay dividends, holders of restricted stock were entitled to receive such dividends whether or not the shares of restricted stock were vested. For the fiscal year ended January 31, 2006, Mr. Kreinberg received 46,973 shares of restricted stock valued at $1,286,590 based on the closing market price per share of the common stock on January 31, 2006 of $27.39. As of January 31, 2006, Mr. Kreinberg held a total of 118,173 shares of restricted stock valued at $3,236,758 based on the closing market price per share of the common stock on January 31, 2006 of $27.39. On August 17, 2006, CTI revoked all outstanding vested and unvested unexercised stock options, restricted stock awards and any other equity that it had previously granted to Mr. Kreinberg. In addition, Mr. Kreinberg signed a release of claims against CTI as part of the settlement of the shareholder derivative actions.

(16)

The value reported is based on the number of restricted shares awarded and the closing market price of CTI’s common stock on the measurement date of the award, December 10, 2004. These shares of restricted stock were to vest 50% on

December 9, 2006, 25% on December 9, 2007 and 25% on December 9, 2008. If CTI were to pay dividends, holders of restricted stock were entitled to receive such dividends whether or not the shares of restricted stock were vested. For the fiscal year ended January 31, 2005, Mr. Kreinberg received 45,000 shares of restricted stock valued at $1,232,550 based on the closing market price per share of the common stock on January 31, 2006 of $27.39. On August 17, 2006, CTI revoked all outstanding vested and unvested unexercised stock options, restricted stock awards and any other equity that it had previously granted to Mr. Kreinberg. In addition, Mr. Kreinberg signed a release of claims against CTI as part of the settlement of the shareholder derivative actions.

(17)	The value reported is based on the number of restricted shares awarded and the closing market price of CTI’s common stock on the measurement date of the award, December 22, 2003. These shares of restricted stock were to vest 50% on December 19, 2005, 25% on December 19, 2006 and 25% on December 19, 2007. If CTI were to pay dividends, holders of restricted stock were entitled to receive such dividends whether or not the shares of restricted stock were vested. For the fiscal year ended January 31, 2004, Mr. Kreinberg received 52,400 shares of restricted stock valued at $1,435,236 based on the closing market price per share of the common stock on January 31, 2006 of $27.39. On August 17, 2006, CTI revoked all outstanding vested and unvested unexercised stock options, restricted stock awards and any other equity that it had previously granted to Mr. Kreinberg. In addition, Mr. Kreinberg signed a release of claims against CTI as part of the settlement of the shareholder derivative actions.

Fiscal 2005 Option Grants Table

The following table sets forth summary information concerning stock options to purchase shares of CTI’s common stock granted during the fiscal year ended January 31, 2006 to the 2005 Named Executive Officers under CTI’s employee stock option plans:

Individual Grants
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees In Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name					5%	10%
Kobi Alexander(2)	215,830	5.8%	$24.04	October 14, 2015	$3,263,053	$8,269,218
Zeev Bregman	117,127	3.1%	$24.04	October 14, 2015	$1,770,799	$4,487,553
David Kreinberg(2)	94,755	2.6%	$24.04	October 14, 2015	$1,432,565	$3,630,402

(1)	Represents the gain that would be realized if the stock options were held for their entire 10-year term and the value of the underlying shares increased at compounded annual rates of 5% and 10% from the fair market value of the common stock on the date of grant.

These stock options had a vesting schedule of four equal annual installments from the date of grant. The exercise price of the options is equal to the fair market value of the common stock as reported on the NASDAQ on the date of grant.

(2)	On August 17, 2006, CTI revoked all outstanding vested and unvested unexercised stock options, restricted stock awards and any other equity that it had previously granted to Messrs. Alexander and Kreinberg. In addition, Messrs. Alexander and Kreinberg each signed a release of claims against CTI as part of the settlement of the shareholder derivative actions and Mr. Alexander signed an additional release of claims against CTI as part of the settlements of the shareholder class action, the shareholder derivative actions and the Direct Actions.

Fiscal 2005 Aggregated Option Exercises

and Fiscal Year-End Option Values Table

The following table sets forth, for each of the 2005 Named Executive Officers, the number of shares of CTI’s common stock acquired on the exercise of stock options during the fiscal year ended January 31, 2006, the value realized from such exercises, the number of unexercised stock options held at January 31, 2006, exercisable on January 31, 2006 and subject to subsequent vesting, and the value of such stock options based on the closing market price of the common stock of $27.39 per share as reported on the NASDAQ on January 31, 2006, net of the associated exercise price.

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Kobi Alexander(1)	324,500	$5,303,214	4,139,522	582,905	$68,363,737	$3,719,718
Zeev Bregman(2)	60,000	$893,000	427,650	312,777	$6,172,439	$1,872,774
David Kreinberg(3)	113,800	$1,878,640	91,868	237,005	$812,319	$1,328,832

(1)	These awards exclude: $2,571,000 realized by Mr. Alexander on the exercise of stock options to purchase 69,312 shares of Verint common stock during the fiscal year ended January 31, 2006, the value of stock options to purchase 203,643 shares of common stock of Verint held by Mr. Alexander as of January 31, 2006, and stock options to purchase 8.1 shares of Startel and 162 shares of CTI Capital, previously disclosed as being held by Mr. Alexander. The exercise of stock options to purchase shares of Verint common stock requires the acceptance of an exercise notice by Verint Systems. CTI is not aware of any documents that substantiate the purported stock options to purchase the Startel or CTI Capital shares. On August 17, 2006, CTI revoked all outstanding vested and unvested unexercised stock options, restricted stock awards and any other equity that it had previously granted to Mr. Alexander. In addition, Mr. Alexander signed a release of claims against CTI as part of the settlements of the shareholder class action, the shareholder derivative actions and the Direct Actions.

(2)	In addition to the CTI option information presented in the table, as of January 31, 2006, Mr. Bregman held options to purchase (i) 2,935 shares of common stock of Verint, all of which were exercisable and (ii) 22,400 common shares of Starhome, all of which were exercisable.

(3)	In addition to the CTI option information presented in the table, Mr. Kreinberg realized $83,672 on the exercise of stock options to purchase 2,701 shares of Verint common stock during the fiscal year ended January 31, 2006. As of January 31, 2006, Mr. Kreinberg also held options to purchase (i) 4,040 shares of common stock of Verint, of which options to purchase 2,817 shares were exercisable, (ii) 10,464 shares of common stock of Ulticom, all of which were exercisable and (iii) 9,000 common shares of Starhome, none of which were exercisable. The exercise of stock options to purchase shares of Verint common stock requires the acceptance of an exercise notice by Verint Systems. On August 17, 2006, CTI revoked all outstanding vested and unvested unexercised stock options, restricted stock awards and any other equity that it had previously granted to Mr. Kreinberg. In addition, Mr. Kreinberg signed a release of claims against CTI as part of the settlement of the shareholder derivative actions.

Compensation of Directors

During fiscal 2005, each non-employee director received compensation consisting of:

•	an annual $30,000 cash retainer,

•	$1,500 for attendance at each Board meeting, and

•	$1,000 for attendance at each committee meeting of the Board.

In addition, the Chairman of each of the Audit Committee and the Former Compensation Committee received an annual $7,000 cash retainer. Each non-employee director also received an annual stock option grant to purchase 17,000 shares of common stock, with an exercise price per share equal to the fair market value of the common stock on the date of grant as reported on the NASDAQ Stock Market (based on the closing sales price for CTI’s common stock). These stock options vested in four equal quarterly installments on the last day of the first, second, third and fourth fiscal quarters.

Severance and Change-in-Control Benefits

The employment arrangement with Mr. Alexander applicable to fiscal 2005 provided for a severance payment following the termination of his employment equal to $181,585 multiplied by the number of years from January 1983, the amount of which payment was to increase at the rate of 10% per annum compounded for each year of employment following December 31, 2005, plus continued fringe benefits for three years. In addition to this severance payment, if his employment was terminated by CTI without cause (as defined), or by Mr. Alexander for good reason (as defined), he was entitled to his base salary and a pro rata bonus through the date of termination plus an amount equal to three times his annual base salary and three times his annual bonus. If termination of employment were to occur within three months before or within two years following a change in control of CTI, Mr. Alexander was additionally entitled to accelerated vesting of all of his outstanding and unvested stock options and restricted stock awards, and a payment sufficient to reimburse him for any associated excise tax liability and income tax resulting from such reimbursement. In addition, his outstanding stock options and restricted stock awards were to become fully vested, exercisable, and nonforfeitable in the event of his death or disability. Insurance benefits included disability insurance, and life insurance providing cumulative death benefits of approximately $27.25 million, including amounts provided under an arrangement through which CTI was to be reimbursed for premiums paid from the benefit payments or cash surrender value.

The employment agreement with Mr. Kreinberg applicable to fiscal 2005 provided for a severance payment following the termination of his employment equal to $24,200 multiplied by the number of years from and including 1994, the first year of his employment with CTI, the amount of which payment was to increase at the rate of 10% per annum compounded for each year of employment following January 31, 2005, plus continued fringe benefits for 18 months. In addition to this severance payment, if his employment was terminated by CTI without cause (as defined), or by Mr. Kreinberg for good reason (as defined), he was entitled to his base salary and a pro rata bonus through the date of termination plus an amount equal to one year of additional annual base salary and bonus. If termination of employment were to occur within three months before or within two years following a change in control of CTI, Mr. Kreinberg was entitled to his base salary and a pro rata bonus through the date of termination plus an amount equal to three times his annual base salary and three times his annual bonus, accelerated vesting of all of his outstanding and unvested stock options and restricted stock awards, and a payment sufficient to reimburse him for any associated excise tax liability and income tax resulting from such reimbursement. In addition, his outstanding stock options and restricted stock awards were to become fully vested, exercisable, and nonforfeitable in the event of his death or disability. Insurance benefits included life insurance providing cumulative death benefits of approximately $10.0 million, including amounts provided under an arrangement through which CTI was to be reimbursed for premiums paid from the benefit payments or cash surrender value.

Under the employment terms agreed between Comverse, Inc. and Mr. Bregman, in respect of fiscal 2005, following the termination of his employment, he was entitled to continued fringe benefits for a period of 18 months. If his employment were to be terminated by CTI without cause, or by Mr. Bregman for good reason, he was entitled to his base salary and a pro rata bonus through the date of termination plus an amount equal to one year of additional annual base salary and bonus. If termination of employment had occurred within three months before or within two years following a change in control of CTI, Mr. Bregman would have been additionally entitled to his base salary and a pro rata bonus through the date of termination plus an amount equal to three times his annual base salary and three times his annual bonus, and the accelerated vesting of all of his outstanding and unvested stock options and restricted stock awards. In addition, his outstanding stock options and restricted stock awards were to become fully vested, exercisable and nonforfeitable in the event his death or disability.

During fiscal 2005, CTI and Comverse also maintained severance benefits arrangements for eligible employees, other than Messrs. Alexander, Kreinberg and Bregman (whose benefits are described above), in the event of a termination of employment within two years following a change in control of CTI, either by CTI or Comverse, Inc., as applicable, without cause or by the employee under specified circumstances. In the event of a termination of their employment, key executives, as designated from time to time by the Former Compensation Committee, were generally entitled to receive:

•

payment of their annual base salary and a pro rata portion of their annual cash incentive award through the date of termination (computed at the rates then in effect or, if higher, during specified periods prior to the date of change in control);

•	an additional payment equal to the sum of their annual base salary and annual cash incentive award (as so computed);

•	the accelerated vesting of all outstanding stock options and retirement benefits;

•	continuation for one additional year of certain employment-related benefits; and

•

at the discretion of the Former Compensation Committee, a payment in an amount necessary to discharge without cost to the executive any excise tax imposed in respect of the payments due under the severance benefits arrangement.

Generally, other employees were entitled to receive, in the event of an involuntary termination of their employment following a change in control of CTI:

•	payment of their then-current base salary through the date of termination;

•	an additional payment equal to one month of base salary for each year of employment with CTI or Comverse, Inc., as applicable (up to a maximum of 12 months);

•	the accelerated vesting of all outstanding stock options and retirement benefits; and

•	continuation of certain employment-related benefits.

Compensation Committee Interlocks and Insider Participation

As of January 31, 2006, the Former Compensation Committee consisted of Messrs. Hiram, Friedman and Oolie. Each of these individuals was an independent director. During fiscal 2005, no member of the Former Compensation Committee was: (i) an officer or employee of CTI or any of its subsidiaries; (ii) formerly an officer of CTI or any of its subsidiaries; or (iii) a party to any disclosable related-party transaction involving CTI or any of its subsidiaries.

During fiscal 2005, none of CTI’s executive officers served as (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Former Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Former Compensation Committee or (iii) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of CTI.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table identifies and sets forth certain information concerning the beneficial ownership of common stock as of August 31, 2010, the latest practicable date, by (1) each person or entity who is known by CTI to beneficially own more than 5% of CTI’s outstanding shares of common stock; (2) each of CTI’s current directors; (3) each of CTI’s named executive officers for the fiscal years ended January 31, 2010, 2009, 2008, 2007 and 2006 and (4) all of CTI’s current directors and executive officers as a group.

Name and Address(1)	Relationship	Amount and Nature of Beneficial Ownership(2)		Percent of Outstanding Shares(3)
FMR Corporation 82 Devonshire Street Boston, Massachusetts 02109	Shareholder	29,765,517	(4)	14.6%
Guardian Life Insurance Company of America Guardian Investor Services LLC RS Investment Management Co. LLC 388 Market Street, Suite 1700 San Francisco, California 94111	Shareholder	20,264,850	(5)	9.9%
Och-Ziff Capital Management Group LLC and related entities 9 West 57th Street New York, New York 10019	Shareholder	17,579,984	(6)	8.6%
Artis Capital Management, L.P. Artis Capital Management, Inc. Stuart L. Peterson One Market Plaza Steuart Street Tower, Suite 2700 San Francisco, California 94105	Shareholder	15,191,798	(7)	7.4%
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	Shareholder	10,853,856	(8)	5.3%
Level Global Investors, L.P. and related persons 888 Seventh Avenue, 27th Floor New York, New York 10106	Shareholder	10,684,127	(9)	5.2%
Soros Fund Management LLC and related parties 888 Seventh Avenue, 33rd Floor New York, New York 10106	Shareholder	10,381,566	(10)	5.1%
Raz Alon	Director and Former interim Chief Executive Officer	73,980	(11)	*

Name and Address(1)	Relationship	Amount and Nature of Beneficial Ownership(2)		Percent of Outstanding Shares(3)
Susan D. Bowick	Director	24,074	(12)		*
Charles J. Burdick	Chairman of the Board	30,000	(12)		*
Andre Dahan	President, Chief Executive Officer and Director	502,823	(13)		*
Robert Dubner	Director	10,200	(12)		*
Richard N. Nottenburg	Director	30,000	(12)		*
Joseph O’Donnell	Director	25,000	(12)		*
Augustus K. Oliver	Director	1,720,252	(14)		*
A. Alexander Porter, Jr.	Director	3,300,186	(15)	1.6%
Theodore H. Schell	Director	26,365	(12)		*
Mark C. Terrell	Director	30,000	(12)		*
Stephen M. Swad	Executive Vice President and Chief Financial Officer	46,667	(16)		*
Dror Bin	Executive Vice President and President, Global Sales of Comverse, Inc.	91,000	(17)		*
Gabriel Matsliach	Senior Vice President, Global Products and Operations of Comverse, Inc.	115,000	(18)		*
Howard Woolf	Former Senior Vice President, Global Services of Comverse, Inc.		(19)		(19)
Lance Miyamoto	Former Executive Vice President, Global Head of Human Resources		(20)		(20)
Urban Gillstrom	Former Senior Vice President, President, Global Sales, Comverse, Inc.		(21)		(21)
Joseph R. Chinnici	Former Executive Vice President and Chief Financial Officer		(22)		(22)
Cynthia Shereda	Former Executive Vice President, General Counsel and Corporate Secretary		(23)		(23)

Name and Address(1)	Relationship	Amount and Nature of Beneficial Ownership(2)		Percent of Outstanding Shares(3)
Avi T. Aronovitz	Former Interim Chief Financial Officer, and Vice President of Finance and Treasurer		(24)		(24)
Yaron Tchwella	Former President, Comverse Inc.		(25)		(25)
Paul L. Robinson	Former Chief Operating Officer, Executive Vice President and General Counsel		(26)		(26)
Zeev Bregman	Former Chief Executive Officer of Comverse, Inc.		(27)		(27)
Jacob “Kobi” Alexander	Former Chairman and Chief Executive Officer		(28)		(28)
David Kreinberg	Former Executive Vice President and Chief Financial Officer		(29)		(29)
All current directors and executive officers as a group (18 persons)(30)		6,076,881	(31)	3.0%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the persons whose name appears in the table above is: c/o Comverse Technology, Inc., 810 Seventh Avenue, New York, New York 10019.

(2)	The information contained in the table above reflects “beneficial ownership” of common stock within the meaning of Rule 13d-3 under the Exchange Act. Beneficial ownership reflected in the table above includes shares (a) issuable upon the exercise of stock options that are exercisable within the next 60 days (assuming the prohibition on option exercises that is discussed in greater detail in Item 11, “Executive Compensation” is lifted within the next 60 days) and (b) deliverable in settlement of DSU awards within the next 60 days (assuming such shares are subject to an effective registration statement on Form S-8 and no resale restrictions apply within the next 60 days). Shares in settlement of DSUs that are subject to deferred delivery are deliverable on the later of (i) the vesting date and (ii) the earlier of (A) such time as such shares are subject to an effective registration statement on Form S-8 and no sale restrictions apply and (B) a future date designated for delivery by the terms of the award.

(3)	Shares of common stock issuable upon exercise of stock options that are currently exercisable or exercisable within the next 60 days and shares of common stock deliverable in settlement of DSU awards within the next 60 days are deemed outstanding for computing the ownership percentage of the person holding such stock options or DSU awards, as applicable, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based on approximately 204,278,286 shares of common stock issued and outstanding as of August 31, 2010.

(4)	Reflects beneficial ownership as reported on a Schedule 13G/A filed with the SEC on February 14, 2007 by FMR Corp. (or the FMR 13G), and reports sole voting power with respect to 1,433,311 shares of common stock and sole dispositive power with respect to 29,765,517 shares of common stock. The FMR 13G reports beneficial ownership of shares of common stock by Fidelity Management & Research Company, Fidelity Mid Cap Stock Fund, Edward C. Johnson 3d, FMR Corp., Fidelity Management Trust Company, Strategic Advisers, Inc., Pyramis Global Advisors, LLC, Pyramis Global Advisors Trust Company and Fidelity International Limited. The voting and investment power of the various holders with respect to these shares of common stock is as set forth in the FMR 13G.

(5)	Reflects beneficial ownership as reported on a Schedule 13G/A filed with the SEC on February 11, 2010 by The Guardian Life Insurance Company of America, Guardian Investor Services LLC and RS Investment Management Co. LLC (or the Guardian Life 13G). The Guardian Life 13G reports shared voting and dispositive power with respect to 20,264,850 shares of common stock.

(6)	Reflects beneficial ownership as reported on a Schedule 13G/A filed with the SEC on February 16, 2010 by Och-Ziff Capital Management Group LLC (or the OZ 13G) and reports sole voting and dispositive power with respect to 17,579,984 shares of common stock. The OZ 13G reports beneficial ownership of shares of common stock by OZ Management LP, Och-Ziff Holding Corporation, Daniel S. Och and OZ Master Fund, Ltd. The voting and investment power of the various holders with respect to these shares of common stock is set forth in the OZ 13G.

(7)	Reflects beneficial ownership as reported on a Schedule 13G/A filed with the SEC on February 16, 2010 by Artis Capital Management, L.P., Artis Capital Management, Inc. and Stuart L. Peterson (or the Artis 13G). The Artis 13G reports shared voting and dispositive power with respect to 15,191,798 shares of common stock.

(8)	Reflects beneficial ownership as reported on a Schedule 13G filed with the SEC on February 12, 2010 by Wellington Management Company, LLP (or the Wellington 13G). The Wellington 13G reports shared voting power and shared dispositive power with respect to 7,913,100 shares of common stock and 10,853,856 shares of common stock, respectively.

(9)	Reflects beneficial ownership as reported on a Schedule 13G/A filed with the SEC on February 16, 2010 (or the Level Global 13G) by Level Global Investors, L.P., Level Global, L.L.C., David Ganek and Anthony Chiasson. The Level Global 13G reports shared and dispositive power , as more fully discussed in Item 4 thereof.

(10)	Reflects beneficial ownership as reported on a Schedule 13G filed with the SEC on July 20, 2010 (or the Soros 13G) by Soros Fund Management LLC, George Soros, Robert Soros and Jonathan Soros. The voting and investment power of the various holders with respect to these shares of common stock is set forth in the Soros 13G.

(11)	Mr. Alon served as CTI’s interim Chief Executive Officer from April 28, 2006 to November 20, 2006. Includes 17,000 shares of common stock issuable upon exercise of stock options that are currently exercisable and 28,000 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.

(12)	Includes 10,000 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.

(13)	Consists of 502,823 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.

(14)	Consists of 1,693,307 shares of common stock held by the entities referenced below and 26,945 shares of common stock held directly by Mr. Oliver. Mr. Oliver is the (i) Managing Member of Oliver Press Investors, LLC, a Delaware limited liability company and the general partner of each of Davenport Partners, L.P., a Delaware limited partnership (or Davenport), JE Partners, a Bermuda partnership (or JE), and Oliver Press Master Fund LP, a Cayman limited partnership, (or Master Fund and, together with Davenport and JE, the OP Partnerships), and (ii) Managing Member of Oliver Press Partners, LLC, a Delaware limited liability company and the investment adviser to each of the OP Partnerships. The OP Partnerships own certain of CTI’s securities, all of which are subject to the shared voting and investment authority of Mr. Oliver, among others. Shares held directly by Mr. Oliver include 10,000 shares of common stock deliverable in settlement of a vested DSU award that are subject to deferred delivery.

(15)	Consists of 3,279,643 shares of common stock held by the entities referenced below and 20,543 shares of common stock held directly by Mr. Porter. 3,279,643 shares of common stock are held in the accounts of Amici Associates L.P., The Collectors’ Fund, L.P., LightPath Capital, L.P. and Amici Qualified Associates, L.P. (or, collectively, the Porter Partnerships). Mr. Porter is the (i) Managing Member of CF Advisors, LLC, a Delaware limited liability company and the general partner of each of the Porter Partnerships, (ii) Managing Member of Porter, Orlin LLC, a Delaware limited liability company and the investment advisor to each of the Porter Partnerships, and (iii) the Managing Member of Amici Capital LLC, which is the investment management entity for Amici Fund International, Ltd. (or Amici Ltd.) and is an affiliate of Porter, Orlin LLC. Shares held directly by Mr. Porter include 10,000 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.

(16)	Consists of shares deliverable in settlement of vested DSU awards that are subject to deferred delivery.

(17)	Includes 55,000 shares of common stock issuable upon exercise of stock options that are currently exercisable and 12,000 shares deliverable in settlement of a vested DSU award that are subject to deferred delivery.

(18)	Includes 91,000 shares of common stock issuable upon exercise of stock options that are currently exercisable and 24,000 shares deliverable in settlement of a vested DSU award that are subject to deferred delivery.

(19)	Mr. Woolf’s employment terminated on June 30, 2010. Therefore, CTI is unable to provide a current address or confirm Mr. Woolf’s beneficial ownership.

(20)	Mr. Miyamoto’s employment terminated on January 5, 2010 and his service as a consultant terminated on May 1, 2010. Therefore, CTI is unable to provide a current address or confirm Mr. Miyamoto’s beneficial ownership.

(21)	Mr. Gillstrom’s employment terminated on November 11, 2009. Therefore, CTI is unable to provide a current address or confirm Mr. Gillstrom’s beneficial ownership.

(22)	Mr. Chinnici’s employment terminated on May 20, 2009. Therefore, CTI is unable to provide a current address or confirm Mr. Chinnici’s beneficial ownership.

(23)	Ms. Shereda resigned from her position effective March 20, 2009. Therefore, CTI is unable to provide a current address or confirm Ms. Shereda’s beneficial ownership.

(24)	Mr. Aronovitz’s employment terminated on November 30, 2008. Therefore, CTI is unable to provide a current address or confirm Mr. Aronovitz’s beneficial ownership.

(25)	Mr. Tchwella’s employment terminated on January 31, 2008. Therefore, CTI is unable to provide a current address or confirm Mr. Tchwella’s beneficial ownership.

(26)	Mr. Robinson’s employment terminated on June 29, 2007. Therefore, CTI is unable to provide a current address or confirm Mr. Robinson’s beneficial ownership.

(27)	Mr. Bregman resigned from his position effective March 31, 2007. Therefore, CTI is unable to provide a current address or confirm Mr. Bregman’s beneficial ownership.

(28)	Mr. Alexander was forced to resign from his position effective April 28, 2006. Therefore, CTI is unable to provide a current address or confirm beneficial ownership for Mr. Alexander. In August 2006, in accordance with determinations of the Special Committee, CTI gave notice to Mr. Alexander, among other things, revoking any and all vested and unvested unexercised stock options, restricted stock and any other equity compensation previously granted. In addition, Mr. Alexander signed a release of claims against CTI as part of the settlements of the shareholder class action, the shareholder derivative actions and the Direct Actions.

(29)	Mr. Kreinberg was forced to resign from his position effective April 28, 2006. Therefore, CTI is unable to provide a current address or confirm Mr. Kreinberg’s beneficial ownership. In August 2006, in accordance with determinations of the Special Committee, CTI gave notice to Mr. Kreinberg, among other things, revoking any and all vested and unvested unexercised stock options, restricted stock and any other equity compensation previously granted by us. In addition, Mr. Kreinberg signed a release of claims against CTI as part of the settlement of the shareholder derivative actions.

(30)	Includes (i) the following directors: Ms. Bowick, and Messrs. Alon, Burdick, Dubner, Nottenburg, O’Donnell, Oliver, Porter, Schell and Terrell and (ii) the following executive officers: Ms. Dayan, Ms. Shah and Messrs. Bin, Dahan, Legon, Matsliach, Osman and Swad.

(31)	Includes 163,000 shares of common stock issuable upon exercise of stock options that are currently exercisable and 748,157 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.

Beneficial Ownership in Subsidiaries

None of CTI’s current directors and executive officers holds any equity securities of our subsidiaries. Some of CTI’s former executive officers, who were named executive officers for the fiscal years ended January 31, 2009, 2008, 2007 and 2006, received equity securities of CTI’s subsidiaries as compensation. See Item 11, “Executive Compensation.” However, CTI is unable to confirm these former executive officers’ beneficial ownership in its publicly-traded subsidiaries, Verint Systems and Ulticom, Inc.

Change of Control Arrangements

There are no arrangements, known to CTI, the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth certain information about securities authorized for issuance under CTI’s compensation plans as of January 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	14,501,350	(1)	$18.12	(2)	9,961,202
Equity compensation plans not approved by security holders	—		—		—

Total	14,501,350	(1)	$18.12	(2)	9,961,202

(1)

Consists of outstanding options to purchase 12,898,673 shares of common stock and outstanding DSU awards covering an aggregate of 1,602,677 shares of common stock. Shares in settlement of DSU awards are generally deliverable on the later of (i) the vesting date and (ii) the earlier of (A) such time as such shares are subject to an effective registration on Form S-8 and no sale restrictions apply and (B) a future date designated for delivery by the terms of the award.

(2)	Reflects the weighted average exercise price of options only. As DSU awards have no exercise price, they are excluded from the weighted average exercise price calculation set forth in column (b).

The following table sets forth certain information about securities authorized for issuance under CTI’s compensation plans as of January 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	15,107,675	(1)	$17.52	(2)	6,489,065
Equity compensation plans not approved by security holders	—		—		—

Total	15,107,675	(1)	$17.52	(2)	6,489,065

(1)

Consists of outstanding (i) options to purchase 12,851,906 shares of common stock and (ii) DSU awards covering an aggregate of 2,255,769 shares of common stock, with time-based vesting. Shares in settlement of time-based vested DSU awards are deliverable on the later of (i) the vesting date and (ii) the earlier of (A) such time as such shares are subject to an effective registration on Form S-8 and no sale restrictions apply and (B) a future date designated for delivery by the terms of the award. Excludes DSU awards covering an aggregate of 238,700 shares of common stock with vesting and delivery conditioned upon the achievement of performance criteria as the performance criteria were not achieved and such performance awards were consequently forfeited.

(2)	Reflects the weighted average exercise price of options only. As DSU awards have no exercise price, they are excluded from the weighted average exercise price calculation set forth in column (b).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

Recognizing that related person transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception or appearance thereof), each of the Corporate Governance and Nominating Committee and the Audit Committee recommended, and, on March 10, 2010, the Board of Directors adopted, a Related Person Transactions Policy to provide guidance in identifying, reviewing and, where appropriate, approving or ratifying a related person transaction.

For purposes of the policy, a “related person” is any person or entity who is, or at any time since the beginning of CTI’s last fiscal year was:

•	a CTI director or executive officer or director nominee;

•	any shareholder who is known to CTI to beneficially own more than 5% of CTI’s total outstanding common stock;

•	an immediate family member of the foregoing; or

•

any entity that is owned or controlled by any of the foregoing or with respect to which any of the foregoing serves as an officer or general partner or an entity in which any of the foregoing has a substantial ownership interest.

For purposes of the policy, a “related person transaction” is any transaction or series of similar or related transactions (including any amendment to a previously approved related person transaction) in which CTI or any of its subsidiaries is a participant (other than transactions by and among CTI and its direct and indirect wholly-owned subsidiaries), in which the aggregate amount involved exceeds or is reasonably expected to exceed $120,000 and any related person has or will have a direct or indirect material interest (including, but not limited to, ownership interests, investments or positions of interest), as determined by the Board of Directors.

The Board of Directors has determined that the Audit Committee, in conjunction with CTI’s legal staff, is best situated to review and, when appropriate, approve and ratify related person transactions. The Audit Committee is comprised of Messrs. Burdick, Dubner, Oliver and Terrell, all of whom were determined by the Board of Directors to be independent. In approving or ratifying a related person transaction, the Audit Committee must determine, based on the facts and circumstances, whether such related person transaction is:

•	consistent with the best interests of CTI;

•	fair and reasonable to CTI (without requiring the Audit Committee to obtain a fairness opinion or other third party support or advice);

•	would not impair or jeopardize the independence of an outside director; and

•	would not present an improper conflict of interest for any director or executive director of CTI after taking into account the factors set forth below.

The Audit Committee takes into consideration all facts and circumstances when making a determination whether to approve or ratify a related person transaction, as applicable, including the following factors:

•	the related person’s relationship to CTI and interest in the related person transaction;

•	the material facts of the related person transaction, including the proposed aggregate value, purpose and proposed benefits to CTI;

•	the materiality of the related person transaction to the related person and CTI;

•	whether the related person transaction is on terms no less favorable to CTI than terms that could have been reached with an unrelated third party;

•	whether the related person transaction is in the ordinary course of CTI’s business;

•	whether the related person transaction would violate any provision of CTI’s Code of Business Conduct and Ethics;

•	the effect of the related person transaction on CTI’s business and operations including CTI’s internal control over financial reporting and system of disclosure controls and procedures;

•	whether the related person transaction was initiated by CTI or the related person; and

•	any other information regarding the related person transaction or the related person that would be material to investors in light of the circumstances of the particular related person transaction.

Prior to the adoption by the Board of Directors of this policy, CTI did not have a written policy or procedure for the review, approval or ratification of related person transactions. CTI’s legal staff was primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that were determined to be directly or indirectly material to a related person were disclosed in CTI’s annual reports or proxy statements.

Similar to the authority granted to it in the Related Person Transactions Policy, prior to its adoption, the Audit Committee reviewed and approved in advance all related person transactions that require disclosure under SEC rules (other than director and officer compensation arrangements approved by the Board of Directors or the Compensation Committee), pursuant to authority granted under the Audit Committee Charter. In addition, the Audit Committee reviewed and addressed any conflicts of interest of executive officers, and the manner in which these conflicts were to be monitored.

Transactions with Related Persons

Fiscal Year Ended January 31, 2009

Richard N. Nottenburg

Dr. Nottenburg, a member of CTI’s Board of Directors and Compensation and Leadership Committee, has served as the President and Chief Executive Officer of Sonus Networks, Inc., a telecommunications company, since June 13, 2008. Sonus Networks, Inc. is a customer of Comverse, Verint and Ulticom. We had a well-established and ongoing business relationship in the ordinary course of business with Sonus Networks prior to the appointment of Dr. Nottenburg to CTI’s Board of Directors. Pricing and contract terms have been, and continue to be, determined through negotiations at arm’s length. For the fiscal year ended January 31, 2009, the revenue derived by each of Comverse, Verint and Ulticom from Sonus Networks, Inc. was $0.5 million, $0.4 million and $6.8 million, respectively. As of January 31, 2009, each of Comverse and Ulticom had accounts receivable from Sonus Networks of $0.4 million. Verint had no accounts receivable from Sonus Networks as of that date.

Fiscal Year Ended January 31, 2008

Augustus K. Oliver and A. Alexander Porter, Jr.

On May 21, 2007, Messrs. Oliver and Porter were elected by CTI’s Board of Directors as independent directors to fill vacant positions on the Board of Directors effective May 22, 2007. In conjunction with the election of Messrs. Oliver and Porter to the Board of Directors, CTI, Oliver Press Partners, LLC and certain of its affiliates (or OPP), entered into a letter agreement, dated May 22, 2007 (or the OPP Letter Agreement). Under the OPP Letter Agreement, OPP, which had initiated a shareholder solicitation process to call a special meeting of shareholders for the election of directors pursuant to Section 603 of the New York Business Corporation Law, agreed not to engage in such a solicitation prior to the next election of directors at an annual meeting. In addition, Mr. Oliver agreed to resign as a director if OPP ceases to own at least 50% of its holdings of CTI’s common stock on May 22, 2007. CTI confirmed its intention to appoint Mr. Oliver to appropriate committees of the Board of Directors and appointed Mr. Oliver as a member of the Audit Committee on June 28, 2007.

Fiscal Year Ended January 31, 2007

Raz Alon

From April 28, 2006 until November 17, 2006, Raz Alon, a member of CTI’s Board of Directors, served as interim Chief Executive Officer of CTI. Compensation received by Mr. Alon during such period is described in Item 11, “Executive Compensation.”

Fiscal Year Ended January 31, 2006

Itsik Danziger

During the fiscal year ended January 31, 2006, Mr. Danziger was employed part time by Comverse Ltd., a wholly-owned subsidiary of Comverse, Inc., pursuant to an “at will” employment arrangement under which he received a monthly base salary of approximately $6,100 and additional monthly cash payments consisting of fringe benefits and car cost of approximately $1,400 and $1,600, respectively, and social security payments of approximately $415. Fringe benefits consisted of amounts deposited by Comverse Ltd. in favor of Mr. Danziger in his Education Fund accruing at a rate of 7.5% of base salary applicable at the time of accrual and in his Managers Insurance Fund, which is comprised of a severance fund and a pension and insurance fund that accrue at rates of 8.33% and 5%, respectively, of base salary applicable at the time of accrual. On September 25, 2006, Mr. Danziger resigned as a member of CTI’s Board of Directors and as an employee of Comverse Ltd. In connection with his resignation, Mr. Danziger received his base salary and benefits during a two-month period following his resignation and approximately $23,000 relating to unused vacation days. In addition, consistent with Comverse

Ltd.’s past practice applicable to departing senior Israeli resident employees generally, Mr. Danziger received amounts previously deposited during his employment by Comverse Ltd. in his Education Fund and Managers Insurance Fund.

William F. Sorin

From February 1, 2005 until January 31, 2006, Mr. Sorin received options to purchase 17,000 shares of CTI’s common stock with an exercise price of $24.04 per share.

On April 28, 2006, Mr. Sorin was forced to resign from his positions and continued to serve as an advisor to CTI to cooperate with the Special Committee in connection with its investigation of matters relating to stock option grants. Concurrent with the resignation, CTI entered into an Employment Agreement with Mr. Sorin (or the Sorin Employment Agreement). The term of the Sorin Employment Agreement was for six months, unless terminated by either party by providing the other party with no less than 10 days’ prior written notice (or the Sorin Employment Term). Under the terms of the Sorin Employment Agreement, Mr. Sorin was forced to resign from his positions as an officer and director and was appointed as an advisor. Mr. Sorin also agreed to resign as a director of Verint Systems and CTI’s other subsidiaries and affiliates, if CTI requested. On April 28, 2006, Mr. Sorin resigned as a director of Verint Systems. In addition, Mr. Sorin agreed to make himself reasonably available to cooperate with, and provide information reasonably requested by, the Special Committee and its designees. Under the Sorin Employment Agreement, Mr. Sorin was not entitled to receive any salary, but CTI continued to provide Mr. Sorin with the right to participate in the insurance, 401(k) and other benefit plans or arrangements under the same terms and conditions applicable to employees generally. However, during the Sorin Employment Term, Mr. Sorin was not entitled to receive any stock options, restricted stock, stock appreciation rights or any equity or other incentive compensation under any plan or other CTI arrangement, no previously granted stock options, restricted stock, stock appreciation rights or other equity compensation were to vest and the Sorin Employment Term was not to count towards vesting. In addition, Mr. Sorin agreed not to exercise or transfer any outstanding options during the Sorin Employment Term. Under the terms of the Sorin Employment Agreement, Mr. Sorin’s outstanding stock options were to terminate upon the later to occur of (i) the expiration of the first 30-consecutive calendar day period during which Mr. Sorin was permitted by CTI to exercise such options on every day during such period and (ii) December 31, 2006; provided, however, that the exercise period for any stock option was not to extend beyond 10 years from the original date of grant of any such option. The Sorin Employment Agreement also included non-disclosure and non-competition provisions historically applicable to CTI senior executives. Both CTI and Mr. Sorin reserved all rights and remedies that each may have against the other.

On August 17, 2006, CTI provided notice to Mr. Sorin, terminating all prior employment or similar agreements or arrangements that he had with CTI. CTI also revoked all vested and unvested unexercised options, restricted stock and any other equity compensation previously granted, and made no severance or other payments to Mr. Sorin in connection with such termination. In addition, Mr. Sorin signed a release of claims against CTI as part of the settlement of the shareholder derivative actions.

Director Independence

CTI currently has ten independent directors out of a total of 11 directors. The Board of Directors has satisfied, and expects to continue to satisfy, its expectation that all members of the Board of Directors other than the Chief Executive Officer of CTI qualify as independent directors and that the Chairman of the Board be an independent director. The following members of the Board of Directors qualify as independent under CTI’s independence standards: Messrs. Alon, Burdick, Dubner, Nottenburg, O’Donnell, Oliver, Porter, Schell and Terrell and Ms. Bowick. Andre Dahan is not an independent director due to his employment as President and Chief Executive Officer of CTI. In the course of the Board of Directors’ determinations regarding independence, it considered the transactions, relationships and arrangements discussed above under “—Transactions with Related Persons.”

Under CTI’s Corporate Governance Guidelines and Principles, for a director to be considered independent, he or she cannot be an officer or employee of CTI and the Board of Directors must affirmatively determine that the director lacks a “material relationship” with CTI (either directly or as a partner, controlling shareholder or executive officer of an organization that has a material relationship with CTI) and with members of CTI’s senior management team. A “material relationship” is defined as a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In addition to the above analysis, the definition used by CTI’s Board of Directors to determine director independence (subject to the guidance provided by the NASDAQ Listing Rules) includes certain transactions, relationships and arrangements specified in Section V(C) of CTI’s Corporate Governance Guidelines and Principles. Shareholders can access CTI’s Corporate Governance Guidelines and Principles on CTI’s Web site at http://www.cmvt.com/financial.htm.

Furthermore, all members of the Audit Committee and the Corporate Governance and Nominating Committee must be independent in accordance with the Board of Directors’ definition of the term “independence” and with applicable rules of the SEC and NASDAQ. All members of the Compensation and Leadership Committee must be independent in accordance with applicable rules of the SEC and NASDAQ. The Board of Directors has determined that all members of the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation and Leadership Committee are independent and satisfy the relevant company, SEC or NASDAQ independence requirements for membership in such committees.

In addition to the independence standards set forth above, each director is expected to act with integrity and to adhere to the policies set forth in CTI’s Code of Business Conduct and Ethics, which can be found on CTI’s Web site, at www.cmvt.com/financial.htm. Under the Corporate Governance Guidelines and Principles, any waiver of the requirements of the Code of Conduct for any director or executive officer must be approved by the Board of Directors and promptly disclosed on CTI’s Web site.

Under the Corporate Governance Guidelines and Principles, directors have a personal obligation to disclose actual and potential conflicts of interest to the Chairman of the Board and the Corporate Governance and Nominating Committee prior to any decision by the Board of Directors relating to the matter and if, in consultation with legal counsel, it is determined a conflict exists or the perception of conflict is likely to be significant, to recuse themselves from any discussion or vote related to the matter.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively D&T), performed professional services to CTI and its subsidiaries for the fiscal years ended January 31, 2009, 2008, 2007 and 2006. D&T has advised us that it has no direct or indirect financial interests in us or any of our subsidiaries and that it has had, during the last five years, no connection with us or any of our subsidiaries other than as our independent registered public accounting firm and certain other activities as described below.

The fees are presented in the fiscal year in which they were incurred and may relate to services performed with respect to prior fiscal years. The following table sets forth the aggregate amount of fees billed for professional services rendered by D&T to CTI and its subsidiaries in these years.

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
	(In thousands)

Audit fees (1):
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	$14,595	$9,970	$4,195	$683
Verint	13,171	7,790	1,553	811
Ulticom	2,986	1,472	1,699	351
Starhome	88	104	65	42

	30,840	19,336	7,512	1,887

Audit-related fees (2):
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	—	—	384	137
Verint	—	8	—	—
Ulticom	107	101	57	—
Starhome	—	—	40	—

Total audit-related fees	107	109	481	137

Tax fees (3):
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	227	38	79	—
Verint	105	99	83	—
Ulticom	—	—	—	—
Starhome	6	26	94	65

Total tax fees	338	163	256	65

All other fees (4):
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	—	20	5	2
Verint	13	—	—	—
Ulticom	—	—	—	—
Starhome	—	—	—	—

Total all other fees	13	20	5	2

Total fees:
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	14,822	10,028	4,663	822
Verint	13,289	7,897	1,636	811
Ulticom	3,093	1,573	1,756	351
Starhome	94	130	199	107

Total fees	$31,298	$19,628	$8,254	$2,091

(1)

The aggregate fees billed for professional services rendered by D&T for the audits of our consolidated annual financial statements and internal control over financial reporting, review of consolidated quarterly financial statements, services that are normally provided by D&T in connection with statutory and regulatory filings or engagements and services related to the accounting for the results of the Investigations and Evaluations.

(2)	The aggregate fees billed for audit related services rendered by D&T, including acquisition due diligence services and services to support divestiture activities.

(3)	The aggregate fees billed for professional services rendered by D&T for worldwide tax compliance, tax advice and tax planning.

(4)	The aggregate fees billed for products and services provided by D&T, primarily related to accounting advisory services.

CTI’s Audit Committee has determined that the provision of services described in the foregoing table to CTI and its subsidiaries (other than Verint, Ulticom and Starhome) is compatible with maintaining the independence of D&T. All of the services described in the foregoing table with respect to CTI and its subsidiaries (other than Verint, Ulticom and Starhome) were approved by CTI’s Audit Committee in conformity with its Pre-Approval Policy (as described below). The audit committee of each of Verint Systems, Ulticom, Inc. and Starhome B.V. has determined that the provision of the services described in the foregoing table is compatible with maintaining the independence of D&T and approved all of these services with respect to Verint, Ulticom and Starhome, respectively, in conformity with its pre-approval policies.

Pre-Approval Policy for Audit, Audit Related and Non-Audit Services

Consistent with applicable securities laws regarding auditor independence and pursuant to the Audit Committee charter, the Audit Committee has the direct and sole responsibility for the appointment, evaluation, compensation, direction and termination of any independent registered public accounting firm engaged for the purpose of performing any services to CTI and its subsidiaries (other than Verint, Ulticom and Starhome). For that purpose, the Audit Committee adopted a policy to pre-approve all audit, audit-related, tax and permissible non-audit services to be provided by the independent registered public accounting firm (or the Pre-Approval Policy).

Pursuant to the Pre-Approval Policy, the Audit Committee is responsible for pre-approving all audit, audit-related, tax and non-audit services to be provided by an independent registered public accounting firm, including any proposed modification or change in scope or extent of any such services previously approved by the Audit Committee. In furtherance thereof, annually, prior to the commencement of any services, the Audit Committee reviews the services expected to be rendered in the coming year, the specific engagement terms, the related fees and the conditions of the engagement of the independent registered public accounting firm. Any services to be provided must be approved by the Audit Committee in advance. Quarterly, the Audit Committee receives status reports detailing services provided and expected to be provided by the independent registered public accounting firm. At such time, or more expeditiously if the need arises during the fiscal year, the Audit Committee reviews and, if appropriate, approves any services that have not been previously pre-approved and any proposed additions or modifications to any previously approved services or lines of service to be provided, together with any changes in fees. With respect to all permissible tax or internal control-related services, the Audit Committee shall specifically consider the impact of the provision of such services on the auditor’s independence.

To ensure prompt handling of unforeseeable or unexpected matters that arise between Audit Committee meetings, the Audit Committee may delegate pre-approval authority to its chairperson and/or other members of such committee as the chairperson may from time to time designate provided that any such interim pre-approvals must be reviewed by the full Audit Committee at its next meeting and, in accordance with the Audit Committee charter, such delegation is not otherwise inconsistent with law or applicable rules of the SEC and the NASDAQ Stock Market. The Audit Committee cannot delegate its pre-approval authority to members of management.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report:

(1)	Financial Statements. The consolidated financial statements filed as part of this Annual Report are listed on the index to consolidated financial statements on page F-1 and are incorporated herein by reference.

(2)	Financial Statement Schedules. The following financial statement schedules of Comverse Technology, Inc. and subsidiaries are included in this Annual Report and should be read in conjunction with the consolidated financial statements and notes thereto:

Schedule I - Condensed Financial Information of Registrant	S-1
Schedule II - Valuation and Qualifying Accounts and Reserves	S-5

All other financial statement schedules required by Regulation S-X have been omitted because they are not applicable or the required information is included in the applicable consolidated financial statements or notes thereto.

(3)	Exhibits. See (b) below.

(b)	Exhibits

Exhibit No.	Exhibit Description

3	Articles of Incorporation and By-Laws:

3.1*	Certificate of Incorporation (incorporated by reference to Exhibit 3(1) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1987).

3.2*	Certificate of Amendment of Certificate of Incorporation effective February 26, 1993 (incorporated by reference to Exhibit 3(A)(1) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1992).

3.3*	Certificate of Amendment of Certificate of Incorporation effective January 12, 1995 (incorporated by reference to Exhibit 3(A)(2) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994).

3.4*	Certificate of Amendment of Certificate of Incorporation dated October 18, 1999 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2000).

Exhibit No.	Exhibit Description

3.5*	Certificate of Amendment of Certificate of Incorporation dated September 19, 2000 (incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2001).

3.6*	By-Laws, amended as of July 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on August 2, 2006).

3.7*	By-Laws, as amended and restated on April 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 23, 2007).

3.8*	By-Laws, as amended and restated on March 10, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on March 15, 2010).

4	Instruments defining the rights of security holders including indentures:

4.1**	Specimen Common Stock certificate.

4.2*	Indenture, dated as of May 7, 2003, between Comverse Technology, Inc. and The Bank of New York Trust Company, N.A., as successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 under the Securities Act of 1933, Registration No. 333-106391).

4.3*	Specimen Zero Yield Puttable Securities Due May 15, 2023 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 under the Securities Act of 1933, Registration No. 333-106391).

4.4*	Indenture, dated as of January 26, 2005, between Comverse Technology, Inc. and The Bank of New York Trust Company, N.A., as successor to JPMorgan Chase Bank, N.A. as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on January 26, 2005).

4.5*	Specimen for New Zero Yield Puttable Securities Due May 15, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on January 26, 2005).

10	Material contracts:

10.1*	Securities Purchase Agreement, dated as of October 6, 2005, by and among Comverse, Inc., CSG Software, Inc., CSG Americas Holdings, Inc., CSG Netherlands BV, CSG Technology Limited, CSG Systems International, Inc. and CSG Netherlands CV acting through its general partner CSG International Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on October 12, 2005).

Exhibit No.	Exhibit Description

10.2*	Stock Purchase Agreement, dated as of April 7, 2006, by and among Comverse, Inc. and the Selling Stockholders of Netcentrex S.A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 30, 2006).

10.3*	Assumption and Assignment Agreement, dated as of May 22, 2006, by and among Comverse, Inc. and Comverse Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 30, 2006).

10.4*	Securities Purchase Agreement, dated May 25, 2007, between Verint Systems Inc. and Comverse Technology, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2007).

10.5*	Registration Rights Agreement, dated as of May 25, 2007, by and between Verint Systems Inc. and Comverse Technology, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2007).

10.6*	Credit Agreement, dated as of May 25, 2007 among Verint Systems Inc., as Borrower, the Lenders as parties thereto and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on May 30, 2007).

10.7*	Agreement and Plan of Merger, dated as of February 11, 2007, among Verint Systems Inc., White Acquisition Corporation and Witness Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems Inc. on February 15, 2007).

10.8*	Certificate of Designation of Verint Systems Inc. relating to the Series A Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems on May 30, 2007).

10.9*†	Form of Stock Option Agreement pertaining to shares of certain subsidiaries of Comverse Technology, Inc (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993).

10.10*†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10(L) to the Registrant’s Registration Statement on Form S-1, under the Securities Act of 1933, Registration No. 33-9147).

Exhibit No.	Exhibit Description

10.11*†	Form of Non-Incentive Stock Option Agreement (incorporated by reference to Exhibit EEE to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1987).

10.12*†	Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 7, 2004).

10.13*†	Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans to its directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 3, 2005).

10.14**†	Form of Stock Option Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan.

10.15*†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2004).

10.16**†	Form of Indemnification Agreement between Comverse Technology, Inc. and its Officers and Directors.

10.17*†	1997 Employee Stock Purchase Plan, as amended (incorporated by reference to Annex C to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held June 15, 2001).

10.18*†	2004 Management Incentive Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held December 16, 2003).

10.19*†	2002 Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held December 16, 2003).

10.20**†	Executive Severance Protection Plan, adopted as of November 11, 2008.

10.21*†	Comverse Technology, Inc. 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit E to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held December 17, 1987)

10.22*†	Comverse Technology, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(19) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994).

Exhibit No.	Exhibit Description

10.23*†	Comverse Technology, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10(20) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995).

10.24*†	Comverse Technology, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10(21) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996).

10.25*†	Comverse Technology, Inc. 1997 Stock Incentive Compensation Plan (incorporated by reference to Annex IV to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held January 13, 1998).

10.26*†	Comverse Technology, Inc. 1999 Stock Incentive Compensation Plan (incorporated by reference to Annex I to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held October 8, 1999).

10.27*†	Comverse Technology, Inc. 2000 Stock Incentive Compensation Plan (incorporated by reference to Annex I to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held September 15, 2000).

10.28*†	Comverse Technology, Inc. 2001 Stock Incentive Compensation Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held June 15, 2001).

10.29*†	Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held June 15, 2004).

10.30*†	Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed under the Securities Exchange Act of 1934 on June 20, 2005).

10.31*†	Boston Technology, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Boston Technology, Inc.’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed for the fiscal year ended January 31, 1994).

10.32*†	Boston Technology, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit A to Boston Technology, Inc.’s Definitive Proxy Materials for Boston Technology, Inc.’s Annual Meeting of Shareholders held June 25, 1996).

10.33*†	Loronix Information Systems, Inc. 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Form S-8 Registration Statement filed under the Securities Act of 1933 filed August 11, 2000).

Exhibit No.	Exhibit Description

10.34*†	Gaya Software Industries Ltd. Share Option Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-8 Registration Statement filed under the Securities Act of 1933 filed October 6, 2000).

10.35*†	Letter Agreement, dated April 28, 2006, between Comverse Technology, Inc. and Kobi Alexander (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 4, 2006).

10.36*†	Employment, Non-Disclosure and Non-Competition Agreement, dated as of August 19, 2004, between Comverse Technology, Inc. and David Kreinberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the fiscal quarter ended July 31, 2004).

10.37*†	Letter Agreement, dated April 28, 2006, between Comverse Technology, Inc. and David Kreinberg (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 4, 2006).

10.38*†	Letter Agreement, dated April 28, 2006, between Comverse Technology, Inc. and William F. Sorin (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 4, 2006).

10.39*†	Employment Agreement, dated as of July 14, 2006, by and between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on July 18, 2006).

10.40*†	Deferred Stock Award Agreement, dated as of July 14, 2006, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on July 18, 2006).

10.41**†	Amendment, dated April 25, 2008, to Deferred Stock Award Agreement, dated as of July 14, 2006, between Comverse Technology, Inc. and Raz Alon.

10.42**†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Raz Alon.

10.43**†	Amendment, dated January 28, 2008, to Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Raz Alon.

10.44**†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Raz Alon.

10.45**†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Raz Alon.

Exhibit No.	Exhibit Description

10.46**†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Raz Alon.

10.47*†	Employment Agreement, dated as of July 13, 2006, by and between Comverse Technology, Inc. and Avi T. Aronovitz (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on July 18, 2006).

10.48*†	Amendment, dated April 27, 2007, to Employment Agreement, dated as of July 13, 2006, by and between Comverse Technology, Inc. and Avi T. Aronovitz (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Act of 1934 filed on April 27, 2007).

10.49*†	Deferred Stock Award Agreement, dated as of July 13, 2006, by and between Comverse Technology, Inc. and Avi T. Aronovitz (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on July 18, 2006).

10.50**†	Amendment, dated May 8, 2008, to Deferred Stock Award Agreement, dated July 13, 2006, by and between Comverse Technology, Inc. and Avi T. Aronovitz.

10.51*†	Deferred Stock Award Agreement, dated April 27, 2007, between Comverse Technology, Inc. and Avi T. Aronovitz (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 27, 2007).

10.52**†	Deferred Stock Award Agreement, dated May 8, 2008, between Comverse Technology, Inc. and Avi T. Aronovitz.

10.53**†	Net Shares Election Notice, dated April 23, 2008, between Comverse Technology, Inc. and Avi T. Aronovitz.

10.54*†	Separation Agreement, dated October 28, 2008, between Comverse Technology, Inc. and Avi T. Aronovitz (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on October 31, 2008).

10.55**†	Employment and Severance Agreement, dated June 11, 2008, between Comverse Ltd. and Dror Bin.

10.56**†	Deferred Stock Award Agreement, dated June 20, 2008, between Comverse Technology, Inc. and Dror Bin.

10.57**†	Deferred Stock Award Agreement, dated April 21, 2009, between Comverse Technology, Inc. and Dror Bin.

10.58**†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Susan Bowick.

10.59**†	Deferred Stock Award Agreement, dated January 9, 2008, between Comverse Technology, Inc. and Susan Bowick.

Exhibit No.	Exhibit Description

10.60**†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Susan Bowick.

10.61**†	Deferred Stock Award Agreement, dated December 9, 2008, between Comverse Technology, Inc. and Susan Bowick.

10.62**†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Charles Burdick.

10.63**†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Charles Burdick.

10.64**†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Charles Burdick.

10.65*†	Employment Agreement, dated May 22, 2008, between Comverse Technology, Inc. and Joseph R. Chinnici, including the form of release agreement constituting Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 3, 2008).

10.66**†	Amendment, dated December 17, 2008, to Employment Agreement, dated May 22, 2008, between Comverse Technology, Inc. and Joseph R. Chinnici.

10.67*†	Form of Regular Equity Grant Deferred Stock Award Agreement between Comverse Technology, Inc. and Joseph R. Chinnici (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 3, 2008).

10.68*†	Form of One Time Equity Grant Deferred Stock Award Agreement between Comverse Technology, Inc. and Joseph R. Chinnici (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 3, 2008).

10.69**†	Deferred Stock Award Agreement, dated April 23, 2009, between Comverse Technology, Inc. and Joseph Chinnici.

10.70**†	Release Agreement, dated June 4, 2009, between Comverse Technology, Inc. and Joseph Chinnici.

10.71*†	Employment Agreement, dated April 10, 2007, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 11, 2007).

10.72**†	Amendment, dated April 29, 2008, to Employment Agreement, dated April 10, 2007, between Comverse Technology, Inc. and Andre Dahan.

10.73**†	Amended and Restated Employment Agreement, dated December 2, 2008, between Comverse Technology, Inc. and Andre Dahan.

Exhibit No.	Exhibit Description

10.74**†	Deferred Stock Award Agreement, dated May 2, 2007, between Comverse Technology, Inc. and Andre Dahan.

10.75**†	Amendment, dated April 29, 2008, to Deferred Stock Award Agreement related to an April 30, 2007 award, between Comverse Technology, Inc. and Andre Dahan.

10.76**†	Second Amendment, dated December 3, 2008, to Deferred Stock Award Agreement related to an April 30, 2007 award, between Comverse Technology, Inc. and Andre Dahan.

10.77*†	Deferred Stock Award Agreement, dated May 2, 2007, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 4, 2007).

10.78**†	Deferred Stock Award Agreement, dated April 29, 2008, between Comverse Technology, Inc. and Andre Dahan.

10.79**†	Deferred Stock Award Agreement, dated May 27, 2009, between Comverse Technology, Inc. and Andre Dahan.

10.80**†	Deferred Stock Award Agreement, dated January 30, 2009, between Comverse Technology, Inc. and Robert Dubner.

10.81**†	Employment Agreement, dated October 3, 2008, between Comverse, Inc. and Urban Gillstrom.

10.82**†	Regular Equity Award Deferred Stock Award Agreement, dated November 14, 2008, between Comverse Technology, Inc. and Urban Gillstrom.

10.83**†	Make-Whole Deferred Stock Award Agreement, dated November 14, 2008, between Comverse Technology, Inc. and Urban Gillstrom.

10.84**†	Deferred Stock Award Agreement, dated April 24, 2009, between Comverse Technology, Inc. and Urban Gillstrom.

10.85**†	Separation and Release Agreement, dated November 6, 2009, between Comverse, Inc. and Urban Gillstrom.

10.86**†	Employment Agreement, dated February 13, 2009, between Comverse Technology, Inc. and Joel Legon.

10.87**†	Confidentiality, Assignment of Inventions and Non-Competition Agreement, effective February 23, 2009, between Comverse Technology, Inc. and Joel Legon.

10.88**†	Deferred Stock Award Agreement, dated March 24, 2009, between Comverse Technology, Inc. and Joel Legon.

10.89**†	Employment, Non-Disclosure and Non-Competition Agreement, dated March 14, 2003, between Comverse, Inc. and Gabriel Matsliach.

10.90**†	Addendum of Terms for Transfer of Gabriel Matsliach, dated February 28, 2003, by and between Comverse, Inc. to Gabriel Matsliach.

Exhibit No.	Exhibit Description

10.91**†	Transfer Employment Letter Agreement, dated March 4, 2003, by and between Comverse, Inc. and Gabriel Matsliach.

10.92**†	Deferred Stock Award Agreement, dated May 16, 2008, by and between Comverse Technology, Inc. and Gabriel Matsliach.

10.93**†	Deferred Stock Award Agreement, dated May 2, 2009, by and between Comverse Technology, Inc. and Gabriel Matsliach.

10.94**†	Deferred Stock Award Agreement, dated September 26, 2009, between Comverse Technology, Inc. and Gabriel Matsliach.

10.95**†	Employment Agreement, dated October 30, 2007, between Comverse Technology, Inc. and Lance Miyamoto.

10.96**†	Amendment, dated December 4, 2008, to Employment Agreement, dated October 30, 2007, between Comverse Technology, Inc. and Lance Miyamoto.

10.97**†	Initial Deferred Stock Award Agreement, dated November 1, 2007, between Comverse Technology, Inc. and Lance Miyamoto.

10.98**†	Amendment, dated April 29, 2008, to Initial Deferred Stock Unit Award Agreement, dated as of November 1, 2007, between Comverse Technology, Inc. and Lance Miyamoto.

10.99**†	Second Amendment, dated December 4, 2008, to Initial Deferred Stock Award Agreement, dated November 1, 2007, between Comverse Technology, Inc. and Lance Miyamoto.

10.100**†	Make-Whole Award Deferred Stock Award Agreement, dated November 1, 2007, between Comverse Technology, Inc. and Lance Miyamoto.

10.101**†	Amendment, dated April 29, 2008, to Make-Whole Deferred Stock Award Agreement, dated November 1, 2007, between Comverse Technology, Inc. and Lance Miyamoto.

10.102**†	Second Amendment, dated December 4, 2008, to Make-Whole Deferred Stock Award Agreement, dated November 1, 2007, between Comverse Technology, Inc. and Lance Miyamoto.

10.103**†	Deferred Stock Award Agreement, dated April 29, 2008, between Comverse Technology, Inc. and Lance Miyamoto.

10.104**†	Deferred Stock Award Agreement, dated April 15, 2009, between Comverse Technology, Inc. and Lance Miyamoto.

10.104(a)**†	Consulting Agreement, dated January 5, 2010, between Comverse Technology, Inc. and Lance Miyamoto.

10.105**†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Richard Nottenburg.

10.106**†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Richard Nottenburg.

Exhibit No.	Exhibit Description

10.107**†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement, dated December 5, 2007, between Comverse Technology, Inc. and Richard Nottenburg.

10.108**†	Deferred Stock Award Agreement, dated December 15, 2008, between Comverse Technology, Inc. and Richard Nottenburg.

10.109**†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Joseph O’Donnell.

10.110**†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Joseph O’Donnell.

10.111**†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Joseph O’Donnell.

10.112*†	Letter Agreement, dated May 22, 2007, among Comverse Technology, Inc. and Oliver Press Partners, LLC, Oliver Press Investors, LLC, Augustus K. Oliver and Clifford Press (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 29, 2007).

10.113**†	Deferred Stock Award Agreement, dated June 4, 2007, between Comverse Technology, Inc. and Augustus K. Oliver.

10.114**†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Augustus K. Oliver.

10.115**†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Augustus K. Oliver.

10.116**†	Deferred Stock Award Agreement, dated June 11, 2007, between Comverse Technology, Inc. and A. Alexander Porter.

10.117**†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and A. Alexander Porter.

10.118**†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and A. Alexander Porter.

10.119**†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and A. Alexander Porter.

10.120*†	Employment Agreement, dated as of July 13, 2006, by and between Comverse Technology, Inc. and Paul L. Robinson (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on July 18, 2006).

10.121*†	Amendment, dated as of November 22, 2006, to Employment Agreement, dated as of July 13, 2006, by and between Comverse Technology, Inc. and Paul L. Robinson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on November 22, 2006).

Exhibit No.	Exhibit Description

10.122*†	Second Amendment, dated April 27, 2007, to Employment Agreement, dated as of July 13, 2006 and amended as of November 22, 2006, by and between Comverse Technology, Inc. and Paul L. Robinson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 27, 2007).

10.123*†	Letter Agreement, dated June 28, 2007, between Comverse Technology, Inc. and Paul L. Robinson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 29, 2007).

10.124*†	Deferred Stock Award Agreement, dated as of July 13, 2006, by and between Comverse Technology, Inc. and Paul L. Robinson (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on July 18, 2006).

10.125**†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Theodore Schell.

10.126**†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Theodore Schell.

10.127**†	Deferred Stock Award Agreement, dated December 7, 2008, between Comverse Technology, Inc. and Theodore Schell.

10.128**†	Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah.

10.129**†	Amendment, dated December 2, 2008, to Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah.

10.129(a)**†	Second Amendment, dated March 16, 2010, to Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah.

10.130**†	Deferred Stock Award Agreement, dated June 25, 2007, between Comverse Technology, Inc. and Shefali A. Shah.

10.131**†	Amendment, dated April 29, 2008, to Deferred Stock Award Agreement related to a May 30, 2007 award, between Comverse Technology, Inc. and Shefali A. Shah.

10.132**†	Second Amendment, dated December 4, 2008, to Deferred Stock Award Agreement related to a May 30, 2007 award, between Comverse Technology, Inc. and Shefali A. Shah.

10.133**†	Deferred Stock Award Agreement, dated April 29, 2008, between Comverse Technology, Inc. and Shefali A. Shah.

10.134**†	Deferred Stock Award Agreement, dated June 28, 2009, between Comverse Technology, Inc. and Shefali A. Shah

Exhibit No.	Exhibit Description

10.135*†	Employment Agreement, dated September 4, 2007, between Comverse Technology, Inc. and Cynthia Shereda (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on September 10, 2007).

10.136**†	Amendment, dated December 4, 2008, to Employment Agreement, dated September 4, 2007, between Comverse Technology, Inc. and Cynthia Shereda.

10.137*†	Regular Equity Award Deferred Stock Award Agreement, dated September 4, 2007, between Comverse Technology, Inc. and Cynthia Shereda (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on September 10, 2007).

10.138**†	Amendment, dated April 29, 2008, to Regular Equity Award Deferred Stock Award Agreement, dated as of October 15, 2007, between Comverse Technology, Inc. and Cynthia Shereda.

10.139**†	Second Amendment, dated December 3, 2008, to Regular Equity Award Deferred Stock Award Agreement, dated October 15, 2007, between Comverse Technology, Inc. and Cynthia Shereda.

10.140*†	Make-Whole Award Deferred Stock Award Agreement, dated September 4, 2007, between Comverse Technology, Inc. and Cynthia Shereda (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on September 10, 2007).

10.141**†	Amendment, dated April 29, 2008, to Make-Whole Award Deferred Stock Award Agreement, dated as of October 15, 2007, between Comverse Technology, Inc. and Cynthia Shereda.

10.142**†	Second Amendment, dated December 3, 2008, to the Make-Whole Award Deferred Stock Award Agreement, dated as of October 15, 2007, between Comverse Technology, Inc. and Cynthia Shereda.

10.143*†	Deferred Stock Award Agreement, dated March 7, 2008, between Comverse Technology, Inc. and Cynthia Shereda (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on July 18, 2006).

10.144*†	Employment Agreement, dated May 21, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 26, 2009).

10.144(a)*†	Amendment, dated April 22, 2010, to Employment Agreement, dated May 21, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 23, 2010).

Exhibit No.	Exhibit Description

10.145**†	Deferred Stock Award Agreement, dated May 28, 2009, between Comverse Technology, Inc. and Stephen M. Swad.

10.146*†	Deferred Stock Award Agreement, dated May 31, 2007, between Comverse Technology, Inc. and Yaron Tchwella (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 5, 2007).

10.147*†	Employment Agreement, dated May 31, 2007, between Comverse, Inc. and Yaron Tchwella (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 5, 2007).

10.148**†	Separation and Release Agreement, dated December 19, 2007, between Comverse, Inc. and Yaron Tchwella.

10.149**†	Separation and Release Agreement, dated December 19, 2007, between Comverse Ltd. and Yaron Tchwella.

10.150**†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Mark Terrell.

10.151**†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Mark Terrell.

10.152**†	Amendment, dated June 9, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Mark Terrell.

10.153**†	Deferred Stock Award Agreement, dated December 9, 2008, between Comverse Technology, Inc. and Mark Terrell.

10.154**†	Restricted Stock Award Agreement, dated December 16, 2005, between Comverse Technology, Inc. and Howard Woolf.

10.155**†	Deferred Stock Award Agreement, dated January 26, 2007, between Comverse Technology, Inc. and Howard Woolf.

10.156**†	Amendment, dated May 29, 2008, to Deferred Stock Award Agreement, dated January 26, 2007, between Comverse Technology, Inc. and Howard Woolf.

10.157**†	Deferred Stock Award Agreement, dated May 29, 2008, between Comverse Technology, Inc. and Howard Woolf.

10.158**†	Deferred Stock Award Agreement, dated May 4, 2009, between Comverse Technology, Inc. and Howard Woolf.

10.159**†	Deferred Stock Award Agreement, dated December 2, 2009, between Comverse Technology, Inc. and Raz Alon.

10.160**†	Deferred Stock Award Agreement, dated December 14, 2009, between Comverse Technology, Inc. and Susan Bowick.

10.161**†	Deferred Stock Award Agreement, dated December 10, 2009, between Comverse Technology, Inc. and Charles Burdick.

Exhibit No.	Exhibit Description

10.162**†	Deferred Stock Award Agreement, dated December 20, 2009, between Comverse Technology, Inc. and Robert Dubner.

10.163**†	Deferred Stock Award Agreement, dated December 21, 2009, between Comverse Technology, Inc. and Richard Nottenburg.

10.164**†	Deferred Stock Award Agreement, dated December 11, 2009, between Comverse Technology, Inc. and Joseph O’Donnell.

10.165**†	Deferred Stock Award Agreement, dated December 14, 2009, between Comverse Technology, Inc. and Augustus Oliver.

10.166**†	Deferred Stock Award Agreement, dated December 17, 2009, between Comverse Technology, Inc. and A. Alexander Porter.

10.167**†	Deferred Stock Award Agreement, dated January 14, 2010, between Comverse Technology, Inc. and Theodore Schell.

10.168**†	Deferred Stock Award Agreement, dated December 11, 2009, between Comverse Technology, Inc. and Mark Terrell.

10.169**†	Deferred Stock Award Agreement, dated April 19, 2010, between Comverse Technology, Inc. and Andre Dahan.

10.170**†	Deferred Stock Award Agreement, dated April 22, 2010, between Comverse Technology, Inc. and Joel Legon.

10.171**†	Deferred Stock Award Agreement, dated April 20, 2010, between Comverse Technology, Inc. and Gabriel Matsliach.

10.172**†	Deferred Stock Award Agreement, dated April 21, 2010, between Comverse Technology, Inc. and Shefali Shah.

10.173**†	Deferred Stock Award Agreement, dated April 15, 2010, between Comverse Technology, Inc. and Stephen M. Swad.

10.174**†	Letter Agreement, dated May 12, 2010, between Comverse Technology, Inc. and Philip H. Osman.

10.175**†	Employee Confidentiality, Intellectual Property, Non-Solicitation and Non-Competition Agreement, dated May 12, 2010, between Comverse Technology, Inc. and Philip H. Osman.

10.176**†	Regular Equity Award Deferred Stock Award Agreement, dated June 18, 2010, between Comverse Technology, Inc. and Philip Osman.

10.177**†	Make-Whole Award Deferred Stock Award Agreement, dated June 22, 2010, between Comverse Technology, Inc. and Philip Osman.

10.178*†	Letter Agreement, dated June 1, 2010, between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 2, 2010).

10.179**†	Deferred Stock Award Agreement, dated June 6, 2010, between Comverse, Inc. and Dror Bin.

Exhibit No.	Exhibit Description

10.180*	Registration Rights Agreement, dated as of January 31, 2002, between the Registrant and Verint System Inc. (formerly known as Comverse Infosys, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (Commission File No. 333-82300) effective on May 16, 2002) filed by Verint Systems Inc. on March 22, 2002).

10.181*	Amendment, Waiver, and Consent, dated April 27, 2010, to Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders, as parties thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on May 3, 2010).

10.182*	Amendment, dated as of July 27, 2010, to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010).

10.183*	Incremental Amendment and Joinder Agreement, dated as of July 30, 2010, relating to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010).

10.184**†	Letter Agreement, dated May 30, 2010, between Comverse Ltd. and Sharon Dayan.

10.185**†	Letter of Commitment to Confidentiality and Non-Infringement of Copyrights, dated May 30, 2010, between Comverse Ltd. and Sharon Dayan.

10.186**†	Regular Equity Award Deferred Stock Award Agreement, dated June 27, 2010, between Comverse Technology, Inc. and Sharon Dayan.

10.187**†	Make-Whole Award Deferred Stock Award Agreement, dated June 27, 2010, between Comverse Technology, Inc. and Sharon Dayan.

14.1*	Employee Code of Business Conduct and Ethics, approved by the Board of Directors on August 29, 2007 (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on September 4, 2007).

14.2**	Employee Code of Business Conduct and Ethics, approved by the Board of Directors on April 17, 2008.

21.1**	Subsidiaries of Registrant.

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Exhibit Description

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Corporate Governance Guidelines and Principles, adopted by the Registrant’s Board of Directors on April 20, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 23, 2007).

99.2**	Corporate Governance Guidelines and Principles, adopted by the Registrant’s Board of Directors on November 12, 2008.

99.3*	Director Resignation Policy, adopted by the Registrant’s Board of Directors on April 20, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 23, 2007).

99.4**	Stock Based Compensation Adjustments.

99.5*	Notice of Pendency and Settlements of Shareholder Actions and of Settlement Hearing (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 7, 2010).

*	Incorporated by reference.

**	Filed herewith.

***	This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†	Constitutes a management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMVERSE TECHNOLOGY, INC.

October 4, 2010	By:	/S/ ANDRE DAHAN
Andre Dahan
President and Chief Executive Officer

October 4, 2010	By:	/S/ STEPHEN M. SWAD
Stephen M. Swad
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ ANDRE DAHAN	October 4, 2010
Andre Dahan, President,
Chief Executive Officer and Director

/S/ STEPHEN M. SWAD	October 4, 2010
Stephen M. Swad, Executive Vice President
and Chief Financial Officer

/S/ JOEL E. LEGON	October 4, 2010
Joel E. Legon, Vice President of Finance
and Chief Accounting Officer

/S/ MARK C. TERRELL	October 4, 2010
Mark C. Terrell, Director

/S/ RAZ ALON	October 4, 2010
Raz Alon, Director

/S/ SUSAN D. BOWICK	October 4, 2010
Susan D. Bowick, Director

/S/ CHARLES J. BURDICK	October 4, 2010
Charles J. Burdick, Chairman

/S/ ROBERT DUBNER	October 4, 2010
Robert Dubner, Director

/S/ RICHARD N. NOTTENBURG	October 4, 2010
Richard N. Nottenburg, Director

/S/ JOSEPH O’DONNELL	October 4, 2010
Joseph O’Donnell, Director

/S/ AUGUSTUS K. OLIVER	October 4, 2010
Augustus K. Oliver, Director

/S/ A. ALEXANDER PORTER, JR.	October 4, 2010
A. Alexander Porter, Jr., Director

/S/ THEODORE H. SCHELL	October 4, 2010
Theodore H. Schell, Director

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Comverse Technology, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Comverse Technology, Inc. and subsidiaries (the “Company”) as of January 31, 2009, 2008, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the four years in the period ended January 31, 2009. Our audits also included financial statement schedules listed in the Index on page F-1 of Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of January 31, 2009, 2008, 2007 and 2006 and the results of their operations and their cash flows for each of the four years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 1 to the consolidated financial statements, effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As discussed in Note 3 to the consolidated financial statements, certain opening balance sheet accounts as of January 31, 2005 have been restated.

As discussed in Note 27 to the consolidated financial statements, there have been a substantial number of subsequent events since January 31, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 4, 2010 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

New York, New York
October 4, 2010

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,
ASSETS	2009	2008	2007	2006
Current assets:
Cash and cash equivalents	$1,078,927	$1,239,190	$916,328	$699,618
Restricted cash and bank time deposits	28,329	3,612	5,019	6,885
Short-term investments (Note 4)	223,255	235,498	963,339	1,303,403
Accounts receivable, net of allowance of $15,803, $18,063, $9,891 and $8,456, respectively	315,564	381,217	272,914	275,288
Inventories, net (Note 5)	85,492	77,816	84,099	69,329
Deferred cost of revenue	29,925	56,239	100,327	91,565
Deferred income taxes (Note 22)	51,209	95,167	74,266	104,202
Prepaid expenses and other current assets	132,931	116,490	104,013	112,153
Receivables from affiliates (Note 24)	771	—	—	—

Total current assets	1,946,403	2,205,229	2,520,305	2,662,443
Property and equipment, net (Note 6)	120,385	145,088	151,720	138,314
Goodwill (Notes 7, 8)	937,205	1,011,725	444,111	259,728
Intangible assets, net (Notes 7, 9)	282,485	384,905	185,370	144,672
Deferred cost of revenue	235,592	228,929	207,149	171,317
Deferred income taxes (Note 22)	10,441	11,891	120,794	103,056
Auction rate securities (Notes 4, 15)	120,265	60,788	—	—
Other assets (Notes 10, 15)	95,492	120,933	96,841	190,126

Total assets	$3,748,268	$4,169,488	$3,726,290	$3,669,656

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note 11)	$443,192	$516,930	$433,960	$357,098
Convertible debt obligations (Notes 13, 15)	419,477	419,494	419,647	—
Deferred revenue	515,611	533,845	468,734	507,549
Deferred income taxes (Note 22)	8,274	16,674	11,622	6,620
Bank loans and other debt (Note 13)	4,088	2,257	296	3,182
Income taxes payable	8,131	8,151	11,537	5,819
Other current liabilities	61,678	42,766	31,742	38,093

Total current liabilities	1,460,451	1,540,117	1,377,538	918,361
Convertible debt obligations (Notes 13, 15)	—	—	—	419,759
Bank loans and other long-term debt (Notes 13, 15)	620,912	610,000	6,850	7,002
Deferred revenue	472,961	424,846	335,419	329,591
Deferred income taxes (Note 22)	57,840	45,433	14,297	5,586
Other long-term liabilities (Note 17)	372,917	430,229	310,080	97,215

Total liabilities	2,985,081	3,050,625	2,044,184	1,777,514

Minority interest	109,929	138,639	188,673	183,970

Commitments and contingencies (Note 25)

Shareholders’ equity:
Common stock, $0.10 par value – authorized, 600,000,000 shares; issued, 204,218,179, 203,948,439, 203,559,631 and 203,059,311 shares, respectively; outstanding, 204,111,096, 203,899,015, 203,559,631 and 203,059,311 shares, respectively	20,421	20,394	20,355	20,305
Treasury stock, at cost, 107,083 and 49,424 shares as of January 31, 2009 and 2008, respectively	(1,219)	(833)	—	—
Additional paid-in capital	1,899,851	1,876,890	1,955,701	1,865,530
Unearned stock-based compensation	—	—	—	(15,796)
Accumulated deficit	(1,257,859)	(937,454)	(489,869)	(176,011)
Accumulated other comprehensive (loss) income	(7,936)	21,227	7,246	14,144

Total shareholders’ equity	653,258	980,224	1,493,433	1,708,172

Total liabilities and shareholders’ equity	$3,748,268	$4,169,488	$3,726,290	$3,669,656

The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
Revenue:
Product revenue	$734,270	$847,916	$668,115	$625,011
Service revenue	943,169	875,635	763,836	529,995

Total revenue	1,677,439	1,723,551	1,431,951	1,155,006

Costs and expenses:
Product costs	297,829	348,548	313,246	264,838
Service costs	489,431	487,276	409,431	244,716
Selling, general and administrative	691,115	737,763	572,138	320,309
Research and development, net (Note 18)	345,436	376,920	351,735	244,226
Other operating (income) expenses:
Litigation settlements (Notes 25, 27)	(4,292)	8,710	174,350	2,554
Impairment of goodwill and other intangible assets (Notes 8, 9)	48,388	147,377	838	—
Write-off of in-process research and development (Note 7)	—	6,682	—	2,852
Restructuring charges (credits) (Note 12)	16,197	21,112	8	(1,247)
Integration charges	3,261	10,978	—	—

Total other operating expenses	63,554	194,859	175,196	4,159

Total costs and expenses	1,887,365	2,145,366	1,821,746	1,078,248

(Loss) income from operations	(209,926)	(421,815)	(389,795)	76,758
Interest income	34,116	76,519	85,609	69,686
Interest expense	(38,554)	(37,487)	(1,772)	(4,921)
Other (expense) income, net (Note 21)	(88,885)	(52,799)	23,673	8,285

(Loss) income before income tax provision, minority interest and equity in earnings of unconsolidated affiliates	(303,249)	(435,582)	(282,285)	149,808
Income tax provision (Note 22)	(49,680)	(21,133)	(46,312)	(61,318)
Minority interest and equity in earnings of unconsolidated affiliates, net of tax	32,524	83,506	13,290	(6,090)

(Loss) income before cumulative effect of change in accounting principle	(320,405)	(373,209)	(315,307)	82,400

Cumulative effect of change in accounting principle (Note 1)	—	—	1,449	—

Net (loss) income	$(320,405)	$(373,209)	$(313,858)	$82,400

Weighted average common shares outstanding (Note 20):
Basic	204,171,793	203,393,994	203,093,447	200,259,474

Diluted	204,171,793	203,393,994	203,093,447	214,559,489

(Loss) earnings per share (Note 20):
Basic	$(1.57)	$(1.83)	$(1.55)	$0.41

Diluted	$(1.57)	$(1.84)	$(1.55)	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated Other Comprehensive (Loss) Income
			Treasury Stock	Additional Paid-in Capital	Unearned Stock-based Compensation	Retained Earnings (Accumulated Deficit)	Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized (Losses) on Derivatives	Cumulative Translation Adjustment	Total Shareholders’ Equity
	Common Stock
	Number of Shares	Par Value
Balance, January 31, 2005, as previously reported	198,878,553	$19,887	$—	$1,284,298	$(14,432)	$497,229	$1,485	$—	$5,562	$1,794,029
Prior Period Adjustments (Note 3)	—	—	—	512,901	3,043	(755,640)	1,257	—	(2,262)	(240,701)

Balance, January 31, 2005, as adjusted	198,878,553	$19,887	$—	$1,797,199	$(11,389)	$(258,411)	$2,742	$—	$3,300	$1,553,328
Comprehensive income:
Net income	—	—	—	—	—	82,400	—	—	—
Unrealized gain on available-for-sale securities, net of reclassification adjustments and tax	—	—	—	—	—	—	12,476	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(4,374)
Total comprehensive income	—	—	—	—	—	—	—	—	—	90,502
Stock-based compensation expense	—	—	—	1,967	4,009	—	—	—	—	5,976
Common stock issued for employee stock purchase plan	256,453	26	—	4,290	—	—	—	—	—	4,316
Common stock issued for restricted stock awards	342 ,031	34	—	8,382	(8,416)	—	—	—	—	—
Common stock issued upon conversion of convertible debt obligations	9,310	1	—	135	—	—	—	—	—	136
Exercise of stock options	3,572,964	357	—	40,109	—	—	—	—	—	40,466
Impact of dilution of interest in consolidated subsidiaries	—	—	—	2,521	—	—	—	—	—	2,521
Tax benefit of dispositions of stock options	—	—	—	10,927	—	—	—	—	—	10,927

Balance, January 31, 2006	203,059,311	$20,305	$—	$1,865,530	$(15,796)	$(176,011)	$15,218	$—	$(1,074)	$1,708,172

Reclassification upon adopting SFAS 123(R)	—	—	—	(15,796)	15,796	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(313,858)	—	—	—
Unrealized loss on available-for-sale securities, net of reclassification adjustments and tax	—	—	—	—	—	—	(10,723)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3 ,825
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(320,756)
Stock-based compensation expense	—	—	—	93,382	—	—	—	—	—	93,382
Common stock issued upon conversion of convertible debt obligations	2 ,204	—	—	17	—	—	—	—	—	17
Exercise of stock options	940,183	95	—	12,694	—	—	—	—	—	12,789
Impact of dilution of interest in consolidated subsidiaries	—	—	—	2,639	—	—	—	—	—	2,639
Tax benefit of dispositions of stock options	—	—	—	(2,810)	—	—	—	—	—	(2,810)
Forfeitures of restricted stock	(442,067)	(45)	—	45	—	—	—	—	—	—

Balance, January 31, 2007	203,559,631	$20,355	$—	$1,955,701	$—	$(489,869)	$4,495	$—	$2 ,751	$1,493,433

The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY CONTINUED

(In thousands, except share data)

							Accumulated Other Comprehensive (Loss) Income
			Treasury Stock	Additional Paid-in Capital	Unearned Stock-based Compensation	Retained Earnings (Accumulated Deficit)	Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized (Losses) on Derivatives	Cumulative Translation Adjustment	Total Shareholders’ Equity

	Common Stock
	Number of Shares	Par Value
Balance, January 31, 2007	203,559,631	20,355	—	1,955,701	—	(489,869)	4,495	—	2,751	1,493,433
Effect of adoption of FIN 48	—	—	—	(118,976)	—	(74,376)	—	—	—	(193,352)
Comprehensive loss:
Net loss	—	—	—	—	—	(373,209)	—	—	—
Unrealized loss on available-for-sale securities, net of reclassification adjustments and tax	—	—	—	—	—	—	(3,742)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	17,723
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(359,228)
Stock-based compensation expense	—	—	—	32,426	—	—	—	—	—	32,426
Common stock issued for restricted and deferred stock awards	385,890	38	—	(38)	—	—	—	—	—	—
Common stock issued upon conversion of convertible debt obligations	2,918	1	—	50	—	—	—	—	—	51
Impact of dilution of interest in consolidated subsidiaries	—	—	—	8,640	—	—	—	—	—	8,640
Repurchase of common stock	(49,424)	—	(833)	—	—	—	—	—	—	(833)
Tax benefit of dispositions of stock options	—	—	—	(913)	—	—	—	—	—	(913)

Balance, January 31, 2008	203,899,015	$20,394	$(833)	1,876,890	$—	$(937,454)	$753	$—	$20,474	$980,224

Comprehensive loss:
Net loss	—	—	—	—	—	(320,405)	—	—	—
Unrealized gain on available-for-sale securities, net of reclassification adjustments and tax	—	—	—	—	—	—	9,549	—	—
Unrealized loss for cash flow hedge positions, net of tax	—	—	—	—	—	—	—	(3,028)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(35,684)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(349,568)
Stock-based compensation expense	—	—	—	19,453	—	—	—	—	—	19,453
Common stock issued for restricted and deferred stock awards	269,740	27	—	(27)	—	—	—	—	—	—
Impact of dilution of interest in consolidated subsidiaries	—	—	—	3,644	—	—	—	—	—	3,644
Repurchase of common stock	(57,659)	—	(386)	—	—	—	—	—	—	(386)
Tax benefit of dispositions of stock options	—	—	—	(109)	—	—	—	—	—	(109)

Balance, January 31, 2009	204,111,096	$20,421	$(1,219)	1,899,851	$—	$(1,257,859)	$10,302	$(3,028)	$(15,210)	$653,258

The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(320,405)	$(373,209)	$(313,858)	$82,400
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash items (Note 1)	336,236	301,174	383,096	122,581
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	38,926	(65,438)	22,805	(112,566)
Inventories	5,146	34,566	(28,456)	54,245
Prepaid expenses and other current assets	(21,844)	(2,722)	(33,477)	(140,617)
Accounts payable and accrued expenses	(34,535)	19,713	46,763	22,030
Deferred revenue	63,420	132,257	(52,592)	142,289
Other assets and liabilities	(31,576)	37,320	6,782	16,909
Other, net	(5,683)	2,733	343	4,213

Net cash provided by operating activities	29,685	86,394	31,406	191,484

Cash flows from investing activities:
Proceeds from sales and maturities of investments	463,528	2,262,486	3,257,829	4,303,187
Purchases of investments	(565,316)	(1,632,773)	(2,815,879)	(4,102,687)
Acquisition of businesses, net of cash acquired	(11,090)	(958,320)	(215,209)	(305,852)
Purchase of property and equipment	(35,603)	(41,456)	(52,225)	(35,819)
Capitalization of software development costs	(4,547)	(4,624)	(4,492)	(4,758)
Net change in restricted cash	(24,754)	855	(53)	(3,923)
Proceeds from asset sales	51	75	901	698
Settlement of derivative financial instruments not designated as hedges	(10,041)	2,199	—	—
Other, net	(218)	(543)	25	(121)

Net cash (used in) provided by investing activities	(187,990)	(372,101)	170,897	(149,275)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	650,000	—	—
Debt issuance costs	(150)	(13,605)	—	—
Borrowings of revolving credit facility	15,000	—	—	—
Repurchase of 1.5% convertible debentures	—	—	—	(87,253)
Repurchase of convertible debt obligations	—	(52)	(95)	(104)
Repayment of bank loans and long-term debt	(2,886)	(48,221)	(3,441)	(726)
Repurchase of common stock	(386)	(833)	—	—
Proceeds from issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	12,789	44,782
Net proceeds from issuance of common stock of subsidiaries	30	5,301	328	11,111
Excess tax benefits from share-based payment arrangements	—	—	333	—
Other, net	—	(1,151)	(622)	(2)

Net cash provided by (used in) financing activities	11,608	591,439	9,292	(32,192)

Effects of exchange rates on cash and cash equivalents	(13,566)	17,130	5,115	(1,886)

Net (decrease) increase in cash and cash equivalents	(160,263)	322,862	216,710	8,131
Cash and cash equivalents, beginning of year	1,239,190	916,328	699,618	691,487

Cash and cash equivalents, end of year	$1,078,927	$1,239,190	$916,328	$699,618

The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Comverse Technology, Inc. (“CTI” and, together with its subsidiaries, the “Company”) is a holding company organized as a New York corporation in October 1984 that conducts business through its wholly-owned subsidiary, Comverse, Inc. (together with its subsidiaries, “Comverse”), and its majority-owned subsidiaries, Verint Systems Inc. (“Verint Systems” and together with its subsidiaries, “Verint”), Ulticom, Inc. (together with its subsidiaries, “Ulticom”) and Starhome B.V. (together with its subsidiaries, “Starhome”).

The consolidated financial statements for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 reflect the effect of adjustments to prior periods as disclosed in Note 3, Prior Period Adjustments (the “Prior Period Adjustments”). The effect of the Prior Period Adjustments on periods prior to the fiscal year ended January 31, 2006 have been presented as opening prior period adjustments to shareholders’ equity as of January 31, 2005.

Comverse

Comverse is a leading provider of software-based products, systems and related services that (i) provide prepaid, postpaid and converged billing and active customer management for wireless, wireline and cable network operators (“Business Support Systems” or “BSS”) delivering a value proposition designed to ensure timely and efficient service monetization and enable real-time offers to be made to end users based on all relevant customer profile information; and (ii) enable wireless and wireline network-based Value-Added Services (“VAS”), comprised of four categories – Voice, Messaging, Mobile Internet and Mobile Advertising- and that include voicemail, call completion, visual voicemail and ringback tones, short messaging service (“SMS”) text messaging (“texting”), multimedia picture and video messaging, mobile Internet access, mobile advertising and Internet Protocol (“IP”) communications. Comverse’s products and services are designed to generate carrier voice and data network traffic, revenue and customer loyalty, monetize network operators’ services and improve operational efficiency for more than 450 wireless and wireline network communication service provider customers in more than 125 countries, including the majority of the world’s 100 largest wireless network operators. Comverse comprises the Company’s Comverse segment.

Verint

Verint is a global leader in Actionable Intelligence solutions and value-added services. Verint’s solutions enable organizations of all sizes to make timely and effective decisions to improve enterprise performance and enhance safety. Verint’s customers use Verint’s Actionable Intelligence solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.

In the enterprise market, Verint’s Workforce Optimization solutions help organizations enhance customer service operations in contact centers, branches and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, Verint’s Video Intelligence, public safety, and Communications Intelligence solutions are used by government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime. Verint comprises the Company’s Verint segment.

Ulticom

Ulticom is a provider of network signaling and information delivery solutions. Ulticom’s products are used by equipment manufacturers, application developers and communication service providers to (i) access signaling related information necessary to deploy revenue generating infrastructure and enhanced services within wireline and wireless networks, (ii) interoperate or converge voice and data networks, and (iii) bridge disparate signaling networks and transfer or route signaling information between network elements. Ulticom comprises the Company’s Ulticom segment.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Starhome

Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless operators use Starhome’s software-based solutions to generate additional revenue and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network. Starhome is part of the Company’s All Other segment.

Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. The minority interest in the net assets of the Company’s consolidated subsidiaries, relating primarily to Verint (57.1% owned as of January 31, 2009), Ulticom (67.8% owned as of January 31, 2009) and Starhome (64.0% owned as of January 31, 2009), are presented separately from liabilities and shareholders’ equity in the consolidated balance sheets. “Minority interest and equity in earnings of unconsolidated affiliates, net of tax” included in the consolidated statements of operations represents the portion of net income attributable to minority interest holders and the Company’s equity in earnings of unconsolidated affiliates. The Company uses the equity method of accounting to account for equity investments, which are included in “Other assets” in the consolidated balance sheets, when it owns common stock and has the ability to exercise significant influence, but does not have control over the investee. Intercompany profit arising from transactions with affiliates is eliminated to the extent of the Company’s interest in such affiliates. Verint Systems holds a 50% equity interest in a variable interest entity in which it is the primary beneficiary. The variable interest entity is not material to these consolidated financial statements. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is considered other-than-temporary. The Company includes the results of operations of acquired businesses from the date of acquisition.

Use of Estimates

The preparation of the consolidated financial statements and the accompanying notes in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The most significant estimates include:

•

The determination of vendor specific objective evidence of fair value (“VSOE”) for arrangement elements in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition, as amended, and related interpretations (referred to collectively as “SOP 97-2”);

•	Allowance for doubtful accounts;

•	Fair value of stock-based compensation;

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

•	Valuation of assets acquired and liabilities assumed in business combinations;

•	Fair value of reporting units for the purpose of goodwill impairment test;

•	Valuation of other intangible assets;

•	Valuation of investments and financial instruments;

•	Realization of deferred tax assets; and

•	The identification and measurement of uncertain tax positions.

The Company’s actual results may differ from its estimates. The Company has accounted for certain items for which it obtained additional information subsequent to the balance sheet date that relates to conditions that existed at the date of the balance sheet and affect the estimates inherent in the process of preparing consolidated financial statements. Such subsequent information that became available prior to the issuance of these consolidated financial statements has been assessed by management in its evaluation of the conditions on which the estimates were based. Therefore, the consolidated financial statements were adjusted for any significant changes in estimates resulting from the use of such subsequent additional information, where applicable.

Functional Currency and Foreign Currency Translation and Transactions

The determination of the functional currency for the Company’s foreign subsidiaries is made based on appropriate economic factors, including the currency in which the subsidiary sells its products, the sales market in which the subsidiary operates and the currency in which the subsidiary’s financing is denominated. For foreign subsidiaries, whose functional currency is not the U.S. dollar, assets and liabilities are translated using current exchange rates at the balance sheet date, and income and expense accounts using average exchange rates for the period, except revenue previously deferred which is translated using historical rates. The resulting foreign currency translation adjustments are reported as a separate component of “Accumulated other comprehensive (loss) income” in the consolidated statements of shareholders’ equity. For foreign subsidiaries, whose functional currency is not the local currency, remeasurement gains and losses are recorded during each period in “Other (expense) income, net” in the consolidated statements of operations.

Unrealized and realized foreign currency transaction gains and losses on transactions denominated in currencies other than the functional currency of the entity are included in the consolidated statements of operations in “Other (expense) income, net” for the period in which the exchange rates changed.

Business Combinations

When the Company acquires a business, the purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date. Any residual purchase price is recorded as goodwill. The Company’s determination of the fair values of assets acquired and liabilities assumed requires the Company to make significant estimates, primarily with intangible assets. These estimates are primarily derived from the historical experience and information related to the acquired business. These estimates can include, but are not limited to, cash flow projections for the acquired business, and the appropriate weighted average cost of capital. The results of operations of the acquired business are included in the Company’s consolidated results of operations from the date of the acquisition.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Minority Interest

The minority shareholders do not have an obligation to fund losses in excess of their equity investment. To the extent that cumulative losses attributable to minority interest holders exceed the minority’s interest, the Company recognizes 100% of excess losses.

The Company’s majority-owned subsidiaries, Verint, Ulticom and Starhome, have share-based payment award plans that provide for the issuance of the Company’s subsidiary common shares based on service, performance or market conditions. The Company has elected to account for the dilution that may occur from the exercise of awards granted under these share-based payment award plans or otherwise, as capital transactions with no corresponding gain or loss to the consolidated statements of operations.

Segment Reporting

The Company determines its reportable segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. CTI’s Chief Executive Officer is the Company’s chief operating decision maker (“CODM”). The Company uses segment performance as its primary basis for assessing the financial results of segments and for the allocation of resources (see Note 23, Business Segment Information for additional discussion, including the definition of segment performance). The Company has four reportable segments comprised of the following: (i) Comverse, consisting of the Comverse and Netcentrex reporting units; (ii) Verint, consisting of the Workforce Optimization Solutions, Video Intelligence Solutions and Communications Intelligence and Investigative Solutions reporting units; (iii) Ulticom; and (iv) All Other, consisting of the Starhome reporting unit, miscellaneous operations and CTI’s holding company operations.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts, commercial papers, agency notes and other highly liquid investments with an original maturity of three months or less when purchased. Short-term investments with maturities of three months or less when purchased, that are classified as cash and cash equivalents were $185.7 million, $306.5 million, $295.5 million and $268.5 million as of January 31, 2009, 2008, 2007 and 2006, respectively. The Company maintains cash and cash equivalents in U.S. dollars and in foreign currencies, which are subject to risks related to foreign currency exchange rate fluctuations.

Restricted Cash and Bank Time Deposits

Restricted cash includes compensating cash balances related to an existing line of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, vendor payables, general liability insurance, workers’ compensation insurance and warranty programs.

Bank time deposits generally consist of certificates of deposit with original maturities of less than twelve months.

Accounts Receivable, Net

The application of the Company’s revenue recognition policies often results in circumstances for which the Company is unable to recognize revenue relating to sales transactions that have been billed. In these circumstances, the Company does not recognize the deferred revenue or the related account receivable and no amounts are recognized in the consolidated balance sheets for such transactions with the exception of certain arrangements recognized in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (“SOP 81-1”). Only to the extent that the Company has recognized revenue and not received cash for such transactions are amounts included in “Accounts receivable, net”. Also, only to the extent that the Company has received cash for such transactions is the amount included in “Deferred revenue” in the consolidated balance sheets.

Allowance for Doubtful Accounts

The Company estimates the collectability of its accounts receivable balances for each accounting period and adjusts its allowance for doubtful accounts accordingly. The Company exercises judgment in assessing the collectability of accounts receivable, including consideration of current economic conditions, the creditworthiness of customers, their collection history and the related aging of past due receivables balances. The Company evaluates specific accounts when it becomes aware that a customer may be experiencing a deterioration of its financial condition due to lower credit ratings, bankruptcy or other factors that may affect such customer’s ability to meet its payment obligations.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Investments and Other-Than-Temporary Impairments

The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and related pronouncements (“SFAS 115”). The Company’s investments are reported at fair value as it designates all marketable securities as available-for-sale when purchased. Purchases are recorded on the settlement date.

Interest on short-term investments is recognized in the consolidated statements of operations when earned. Realized gains and losses on available-for-sale securities are recognized when securities are sold and are calculated using the specific identification method, and are recorded in “Other (expense) income, net” in the consolidated statements of operations. Unrealized gains and losses, net of taxes, are recorded as a component of “Accumulated other comprehensive (loss) income” in the consolidated statements of shareholders’ equity.

Generally, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.

The Company evaluates its investments for indications of impairment in value on a quarterly basis in accordance with SFAS 115 and other related guidance, including United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. The Company considers an investment to be other-than-temporarily impaired if its estimated fair value is less than its cost and the Company has determined that it is probable that it will be unable to collect all of the contractual principal and interest payments, or if the Company does not intend to hold such investments until it recovers its carrying amount. For other-than-temporary impairment assessments, the Company considers many factors, including the severity and duration of the decline in fair value, recent events specific to the issuer and/or the industry to which the issuer of the security belongs, external credit ratings and recent downgrades. An other-than-temporary impairment charge reduces the cost-basis of the investment.

Inventories, Net

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out and weighted-average methods. The Company reduces the carrying value of inventory when it holds excess or obsolete inventories and such charges are included as a component of “Product costs” in the consolidated statements of operations. The identification of excess and obsolete inventories is performed through an evaluation of expected future demand.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. The Company depreciates its property and equipment on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the related lease term. The cost of maintenance and repairs is expensed as incurred. The estimated useful lives of property and equipment are as follows:

	Useful Life in Years
	Shortest	Longest
Fixtures and equipment	1	15
Software	1	5
Buildings	25	30
Leasehold improvements	1	15

Upon disposal, an asset and its related accumulated depreciation or amortization are removed from the related cost and accumulated depreciation or amortization accounts and the net amount, less proceeds from the disposal, is charged or credited to the consolidated statements of operations. Fully depreciated assets are retained in the cost and accumulated depreciation accounts until disposal or retirement.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of tangible and intangible assets acquired net of liabilities assumed. The Company has no indefinite-lived intangible assets other than goodwill. The carrying amount of goodwill is reviewed annually for impairment on November 1 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The goodwill impairment analysis is comprised of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company considers both an income-based approach using projected discounted cash flows and a market-based approach using multiples of comparable companies to determine fair value. The Company’s estimate of fair value of each reporting unit is based on a number of subjective factors, including: (i) the appropriate weighting of valuation approaches (income-based approach and market-based approach), (ii) estimates of the future revenue and cash flows, (iii) discount rate for estimated cash flows, (iv) selection of peer group companies for the market-based approach, (v) required levels of working capital, (vi) assumed terminal value, (vii) the time horizon of cash flow forecasts; and (viii) control premium.

If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and no further analysis is required to be performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value, then a second step is performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded.

The Company’s forecasts and estimates are based on assumptions that are consistent with the plans and estimates used to manage the business. Changes in these estimates may change the conclusion regarding an impairment of goodwill.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets with finite lives, whenever events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Any impairment of these assets must be considered prior to the conclusion of the impairment review of goodwill. The assessment of impairment is based on the Company’s ability to recover the carrying value of the asset by analyzing the expected future undiscounted pre-tax cash flows specific to the asset or asset group.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Circumstances which could trigger a review include, but are not limited to, a significant decrease in the market price of the asset, significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount expected for the acquisition of a long-lived asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset.

The Company assesses the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If undiscounted cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed of are written-down to the greater of fair value or salvage value. Estimated fair values are based on assumptions regarding the amount and timing of estimated future cash flows and appropriate discount rates to reflect varying degrees of perceived risk.

Fair Value of Financial Instruments

Effective February 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) and related interpretations that established a fair value hierarchy for determining fair value measurements, for all fiscal periods presented. Under SFAS 157, fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., “the exit price”).

In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1 – Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

•

Level 2 – Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the Company’s degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, SFAS 157 requires that an asset or liability be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, financial instruments of the Company to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

SFAS 157 requires that the valuation techniques used are consistent with at least one of the three possible approaches: the market approach, income approach, and/or cost approach. Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. The Company’s Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. The Company’s Level 3 valuations are based on the income approach, specifically discounted cash flow analyses that utilize significant inputs that are not observable in active markets.

Effective February 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits an instrument-by-instrument irrevocable election to account for selected financial instruments at fair value. The Company has elected not to apply the fair value option to any eligible financial assets or financial liabilities during the fiscal year ended January 31, 2009.

Derivative Instruments and Hedge Accounting

As part of the Company’s risk management strategy, it uses derivative financial instruments including forward contracts and interest rate swap agreements to hedge against certain foreign currency and interest rate exposures, respectively. The Company accounts for its derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) as amended and interpreted, and recognizes all derivatives as either assets or liabilities in the consolidated balance sheets at their fair value on a trade date basis. Derivatives in a gain position are reported in “Prepaid expenses and other current assets” in the consolidated balance sheets and derivatives in a loss position are recorded in “Other current liabilities” or “Other long-term liabilities,” as applicable, in the consolidated balance sheets.

For hedge accounting purposes, the Company formally documents at the inception of each hedging relationship the hedging instrument, the hedged item, the risk management objective and strategy for undertaking each hedging relationship, and the method used to assess hedge effectiveness in accordance with SFAS 133.

When derivative financial instruments qualify for cash flow hedge accounting under SFAS 133, the Company records the effective portion of changes in fair value as part of “Accumulated other comprehensive (loss) income” in the consolidated statements of shareholders’ equity. When the hedged

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

item is recognized in the consolidated statements of operations, the related derivative gain or loss is reclassified from “Accumulated other comprehensive (loss) income” in the consolidated statements of shareholders’ equity to the consolidated statements of operations within the line item in which the hedged item is recorded.

When derivative financial instruments qualify for fair value hedge accounting under SFAS 133, the Company records all changes in fair value in earnings.

If a derivative financial instrument does not qualify for hedge accounting under SFAS 133, the Company records the changes in fair value of derivative instruments in “Other (expense) income, net” in the consolidated statements of operations.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. From time to time, the Company repurchases its shares of common stock upon the vesting of deferred stock unit and restricted stock awards from employees and directors in order to provide funds for the payment of associated minimum statutory withholding taxes. During the fiscal years ended January 31, 2009 and 2008, the Company repurchased 57,659 and 49,424 shares of common stock, respectively, that were recorded as treasury stock. No repurchases of common stock took place during the fiscal years ended January 31, 2007 and 2006.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to credit risk, consist primarily of short-term investments and accounts receivable. The Company invests excess cash in high credit-quality financial institutions and invests primarily in (i) money market funds placed with major banks and financial institutions, (ii) bank time deposits, (iii) corporate commercial paper, (iv) corporate and municipal short and medium term notes, (v) mortgage and asset backed securities, (vi) U.S. government and government agency obligations, (vii) repurchase agreements, and (viii) mutual funds. The Company believes no significant concentration of credit risk exists with respect to these investments. Beginning in the third quarter of the fiscal year ended January 31, 2008, auctions supporting liquidity for the Company’s investment in auction rate securities (“ARS”) failed, curtailing the liquidity of these investments. The Company is consequently limited in its ability to manage its exposure to ARS counterparty risk. As a result of this change in liquidity and decline in credit quality, the fair value of ARS declined and the Company recorded other-than-temporary impairment charges on these investments (see Note 4, Investments).

A significant portion of the Company’s accounts receivable, primarily related to Comverse and Ulticom, are with communication service providers. However, the concentration of credit risk is diversified due to the large number of commercial and government entities comprising the Company’s customer base and their dispersion across many geographical regions. The Company manages its concentration of credit risk on trade accounts receivable by performing ongoing credit evaluations of its customers’ financial condition and limiting the extension of credit when deemed necessary.

No customer accounted for 10% or more of total revenue for any of the fiscal years ended January 31, 2009, 2008, 2007 or 2006. The Company had 12.7% and 19.0% of consolidated accounts receivable as of January 31, 2009 and 2006, respectively, attributable to a Comverse customer in each fiscal year then ended. No significant concentration of accounts receivable existed as of January 31, 2008 or 2007. The Company believes that no significant credit risk exists.

Revenue Recognition

The Company derives and reports its revenue in two categories: (i) product revenue, including hardware and software products and (ii) service revenue, including revenue from professional services, training services and post-contract customer support (“PCS”). Professional services primarily include installation, customization and consulting services.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The vast majority of the Company’s revenue is accounted for in accordance with SOP 97-2 and Emerging Issues Task Force (“EITF”) Issue 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”) as the software component of most of the Company’s multiple element arrangements is more than incidental to the products being sold. In applying the provisions of SOP 97-2, the Company exercises judgment and uses estimates in determining the revenue to be recognized in each accounting period.

For arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when it has persuasive evidence of an arrangement, the product has been shipped and the services have been provided to the customer, the sales price is fixed or determinable, collectability is probable, and all pertinent criteria are met as required by SOP 97-2.

In certain instances, payment terms extend beyond the Company’s customary practices. In these situations, if a customer does not have an adequate history of abiding by its contractual payment terms without concessions, the sales price is not considered fixed or determinable. As such, revenue recognition commences upon collection, provided all other revenue recognition criteria have been met.

Under certain contractual arrangements, the Company is required to pay a penalty or liquidated damages if delivery of the Company’s products and installation services are not completed by a certain date. In other arrangements, the Company has guaranteed product performance and warranty service response rates, which if not met, can result in penalties. The Company accounts for such penalties or liquidated damages in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”).

Shipping and handling amounts billed to the Company’s customers are included in product revenue and the related shipping and handling costs are included in product costs.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue producing transactions in accordance with EITF 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross vs. Net Presentation)

(“EITF 06-3”).

The following are the specific revenue recognition policies for each major category of revenue.

Multiple Element Arrangements

The majority of the Company’s software license arrangements contain multiple elements including perpetual software licenses, hardware, PCS, training and professional services. The Company allocates revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements as prescribed by SOP 97-2 with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If the Company is unable to establish VSOE of fair value for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, the Company recognizes the arrangement fee ratably over the PCS period.

PCS revenue is derived primarily from providing technical software support services, unspecified software updates and upgrades to customers on a when and if available basis. PCS revenue is recognized ratably over the term of the PCS period. When PCS is included within a multiple element arrangement, the Company primarily utilizes the substantive renewal rate to establish VSOE of fair value for PCS. To a much lesser extent, the bell-shaped curve approach is used for certain of the Company’s Verint segment arrangements, depending upon geographical region or product line.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The Company’s policy for establishing VSOE of fair value for professional services and training is based upon an analysis of separate sales of services, which are then compared with the fees charged when the same elements are included in a multiple element arrangement. The Company’s Comverse segment has not yet established VSOE of fair value for any element other than PCS.

When using the substantive renewal rate method, the Company may be unable to establish VSOE of fair value for PCS because the renewal rate is deemed to be non-substantive or there are no contractually-stated renewal rates. If the stated renewal rate is non-substantive, the entire arrangement fee is recognized ratably over the estimated economic life of the product (five to eight years) beginning upon delivery of all elements other than PCS. The Company believes that the estimated economic life of the product is the best estimate of how long the customer will renew PCS. If there is no contractually stated renewal rate, the entire arrangement fee is recognized ratably over the relevant contractual PCS term beginning upon delivery of all elements other than PCS.

Under the bell-shaped curve approach of establishing VSOE of fair value, the Company’s Verint segment performs a VSOE of fair value compliance test to ensure that a substantial majority of actual PCS renewals are within a narrow range of pricing.

For certain of the Company’s Verint segment arrangements, it does not have an explicit obligation to provide PCS, but as a matter of business practice, has provided implied PCS. The implied PCS is accounted for as a separate element for which VSOE of fair value does not exist. Arrangements that contain implied PCS are recognized over the period the implied PCS is provided, but not to exceed the estimated economic life of the product.

In certain multiple-element arrangements, the Company is obligated to provide training services to customers related to the operation of the Company’s software products. For the Comverse segment, these training services are either provided to the customer on a “defined” basis (limited to a specified number of days or training classes) or on an “as-requested” basis (unlimited training over a contractual period). Comverse has not established VSOE of fair value for either type of training.

For multiple-element arrangements containing as-requested training obligations, the Company recognizes the total arrangement consideration ratably over the contractual period for training during which the Company is required to “stand ready” to perform such training, provided that all other criteria for revenue recognition have been met.

For multiple-element arrangements containing defined training obligations, the training services are typically provided to the customer prior to the completion of the installation services. In these situations, because revenue recognition does not commence until the completion of installation, the defined training obligations do not impact the timing of recognition of revenue. In certain circumstances in which training is provided after the end of the installation period, the Company commences revenue recognition upon the completion of training, provided that all other criteria for revenue recognition have been met. For the fiscal years ended January 31, 2009, 2008 and 2007 the Company’s Comverse segment had information for its multiple-element arrangements to determine when training was fulfilled. However, for the fiscal year ended January 31, 2006, information with respect to the timing of the fulfillment of training for the Comverse segment was limited, and therefore, the Company estimated the required revenue deferral on multiple-element arrangements due to the impact of unfulfilled defined training obligations based on information available from the Comverse segment for the fiscal years ended January 31, 2009, 2008 and 2007. Inherent in these estimates are key assumptions related to the consistency of the percentage of revenue subject to deferral and the average number of days to provide defined training services after the completion of installation. The Company believes its methodology and key assumptions are reasonable, in part, because of the Comverse segment’s static and stable customer base, consistent training terms provided in long-term contracts over time and consistent training practices over time.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

In its multiple element arrangements the Company may offer a discount on future purchases of products and services. A discount is considered an additional element of an arrangement if the discount is considered more than insignificant. A more-than-insignificant discount with respect to future purchases is a discount that is: (i) incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, (ii) incremental to the range of discounts typically given in comparable transactions, and (iii) significant. Insignificant discounts and discounts that are not incremental do not affect revenue recognition. If the discount is considered more than insignificant, then a portion of the fee received is deferred and recognized as revenue as the future purchases are made by the customer or upon expiration of the period that the discount is available.

Some of the Company’s arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts, and the relevant guidance contained within SOP 81-1, typically using the percentage-of-completion (“POC”) method.

The determination of whether services entail significant customization requires judgment and is primarily based on alterations to the features and functionality to the standard release, complex or unusual interfaces as well as the amount of hours necessary to complete the customization solution relative to the size of the contract. Revenue from these arrangements is recognized on the POC method based on the ratio of total hours incurred to date compared to estimated total hours to complete the contract. Management is required to make judgments to estimate the total estimated costs and progress to completion. Changes to such estimates can impact the timing of the revenue recognition period to period. The Company uses historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within the Company’s control. In the event profitability on a contract cannot be assured, the completed-contract method of revenue recognition is applied. If some level of profitability is assured, but the related revenue and costs cannot be reasonably estimated, then revenue is recognized to the extent of costs incurred until such time that the project’s profitability can be estimated or the services have been completed. If VSOE of fair value of PCS does not exist, revenues are recognized equal to the extent of costs incurred until the services have been completed, provided that the Company is able to make reliable cost estimates and some level of profitability is assured. Once the services are completed, the remaining unrecognized portion of the arrangement fee is recognized ratably over the remaining PCS period. For situations where the Company is not able to make reliable estimates or some level of profitability is not assured, all revenue will be deferred until completion of the professional services and recognized ratably over the respective PCS period. If the Company determines that based on its estimates its costs exceed the sales price, the entire amount of the estimated loss is accrued in the period that such losses become evident.

Revenue that the Comverse segment derives from sales to distributors, resellers, and value-added resellers are recognized when the resellers in turn sell the software product to their customers and installation of the software product has occurred, provided all other SOP 97-2 revenue recognition criteria are met. This is commonly referred to as the sell-through method. The contractual arrangements between the reseller and end user, or between the reseller and Comverse, generally, obligate Comverse to provide services to the end user that are subject to end user acceptance. Further, payment terms are generally subject to the reseller’s receiving payment from the end user and the end user’s acceptance of the product. Therefore, Comverse defers recognition until there is a “sell-through” by the reseller to an actual end-user customer.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Product revenue that the Verint segment derives from shipments to resellers and original equipment manufacturers (“OEMs”) who purchase their products for resale are generally recognized when such products are shipped (on a “sell-in” basis). Verint has historically experienced insignificant product returns from resellers and OEMs, and their payment terms for these customers are similar to those granted to their end-users. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally accepted, Verint defers the recognition of revenue until the receipt of cash. Verint’s arrangements with resellers and OEMs are periodically reviewed as their business and products change.

For the Verint segment’s shipment of products which include embedded firmware that has been deemed incidental, the Company recognizes revenue provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability of the fee is reasonably assured. For shipments of hardware products, delivery is considered to have occurred upon shipment, provided that the risks of loss, and title in certain jurisdictions, have been transferred to the customer.

In the consolidated statements of operations, the Company classifies revenue as product revenue or service revenue as prescribed by SEC Rule 5-03 (b) of Regulation S-X. For multiple element arrangements that include both product and service elements, for which the Company is unable to determine VSOE of fair value for all elements of the arrangement, management evaluates various available indicators of fair value and applies its judgment to reasonably classify the arrangement fee between product revenue and service revenue. The amount of multiple element arrangement fees classified as product and service revenue based on management estimates of fair value when VSOE of fair value for all elements of an arrangement does not exist could differ from amounts classified as product and service revenue if VSOE of fair value for all elements existed. The allocation of multiple element arrangement fees between product revenue and service revenue, when VSOE of fair value for all elements does not exist, is for consolidated financial statement presentation purposes only and does not affect the timing or amount of revenue recognized.

In determining the amount of a multiple element arrangement fee that should be classified between product revenue and service revenue, the Comverse segment first allocates the arrangement fee to product revenue and PCS (PCS is classified as service revenue) based on management’s estimate of fair value for those elements. The remainder of the arrangement fee, which is comprised of all other service elements, is allocated to service revenue. The estimate of fair value of the product element is based primarily on management’s evaluation of direct costs and reasonable profit margins on those products. This was determined to be the most appropriate methodology as the Comverse segment has historically been product-oriented with respect to pricing policies which facilitates the evaluation of product costs and related margins in arriving at a reasonable estimate of the product element fair value. Management’s estimate of reasonable profit margins requires significant judgment and consideration of various factors, such as the impact of the economic environment on margins, the complexity of projects, the stability of product profit margins and the nature of products. The estimate of fair value for PCS is based on management’s evaluation of the weighted average of PCS rates for arrangements for which VSOE of fair value of PCS exists.

In determining the classification of revenue between products and services, the Company’s Verint segment reviews VSOE of fair value for training, installation and PCS services from similar transactions and stand alone services arrangements and compares them to its peers, in order to determine reasonable and consistent approximations of fair values of service revenue with the remaining amount being allocated to product revenue.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Post-Contract Customer Support Renewals

The Company’s multiple element arrangements typically provide for renewal of PCS terms upon expiration of the original term. The amounts of these PCS renewals are recognized as revenue ratably over the specified PCS renewal period.

Professional Services Only Arrangements

Based on the type and nature of its professional-services-only arrangements, the Company recognizes revenue using either the proportional performance method, completed performance method or on a time and materials basis. For fixed-fee arrangements recognized based on the proportional performance method, the Company typically measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. For fixed-fee arrangements recognized based on the completed performance method, the Company recognizes revenue once the services are completed and there are no other obligations of the Company. The Company recognizes revenue for time and materials arrangements as the services are performed based on contractually stipulated billing rates.

Product and Service Costs

The Company’s product and service costs include costs of materials, compensation and benefit costs for operations and service personnel, subcontractor costs, royalties and license fees, depreciation of equipment used in operations and service, amortization of capitalized software costs and certain purchased intangible assets and related overhead costs.

When revenue is recognized over multiple periods in accordance with the Company’s revenue recognition policies, the material cost, including hardware and third-party software license fees are deferred and amortized over the same period that product revenue is recognized. These costs are recognized as “Deferred cost of revenue” on the consolidated balance sheets. However, the Company has made an accounting policy election whereby the cost for installation and other service costs are expensed as incurred, except for arrangements recognized in accordance with SOP 81-1.

For certain contracts where revenue is recognized in accordance with SOP 81-1, revisions in estimates of costs are reflected in the accounting period in which the facts that require the revision become known. These costs include all direct material and labor costs and overhead related to contract performance.

Research and Development, Net

Research and development expense primarily consists of personnel costs involved in product development. Research and development expense also includes third-party development and programming costs and the amortization of purchased software code and services content. Research and development costs are expensed as incurred.

The Company receives non-refundable grants that fund a portion of research and development expenditures. These grants are recorded as a reduction to “Research and development, net” in the consolidated statements of operations.

Software Costs

Costs of software developed for internal use are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”)

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

during the application development stage and are then amortized over the estimated useful life of the software, which to date has been four years or less once the software is ready for internal use. These costs are included in “Property and equipment, net” in the consolidated balance sheets.

Costs of software developed for sale to customers are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). Software costs incurred are capitalized subsequent to establishing technological feasibility and continue through general release of the software products. These capitalized costs are included in “Other assets” in the consolidated balance sheets. Amortization of capitalized costs begin in the period in which the related product is available for general release to customers and is recorded on a straight-line basis over the estimated economic life of the related software products, which approximates the pattern in which the economic benefits are expected to be realized. The economic life of the related software products is generally seven years or less.

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions and other programs. In addition, the Company expenses customer acquisition and origination costs, including sales commissions as incurred, with the exception of certain sales referral fees that are capitalized and amortized ratably over the revenue recognition period. Advertising costs are expensed as incurred.

Stock-Based Compensation

Prior to February 1, 2006, the Company accounted for stock-based compensation (options granted to its employees and members of its Board of Directors) using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. Under the intrinsic value method, stock-based compensation expense had been recognized in the Company’s consolidated statements of operations, when the exercise price of the Company’s stock options granted to employees and directors was less than the market price of the underlying stock at the date of grant.

On February 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) and related interpretive guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock, deferred stock units and employee stock purchases based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under APB 25.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006. The Company’s consolidated financial statements for the fiscal year ended January 31, 2007 and subsequent years reflect the impact of the adoption of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for fiscal years prior to January 31, 2007, have not been revised to reflect and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under SFAS 123(R), stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

ratably over the award’s vesting period. The Company uses the Black-Scholes option-pricing model to measure fair value of these stock option awards. The Black-Scholes model requires the Company to make judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption over the term of the awards and the expected life of the option award based on the actual and projected employee stock option behaviors. Other assumptions include the risk-free rate of return and dividends during the expected term.

Under SFAS 123(R), the Company is required to estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is adjusted to the actual forfeitures that occur. Therefore, changes in the forfeiture assumptions may impact the timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances.

SFAS 123(R) does not address the measurement guidance for stock-based transactions with nonemployees. The accounting for stock-based transactions for nonemployees is covered by EITF No. 96-18, Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services (“EITF 96-18”). The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date earlier of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period and in the same manner as the Company incurs the related liability for goods and services received.

During the fiscal year ended January 31, 2007, the Company recorded a cumulative effect of change in accounting principle of $1.4 million for expense recognized prior to the adoption of SFAS 123(R) on awards expected to be forfeited. Upon the adoption of SFAS 123(R), on February 1, 2006, the Company also reclassified $15.8 million related to the unvested portion of restricted stock awards from unearned stock-based compensation to additional paid-in capital (“APIC”).

APIC Pool

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP FAS 123(R)-3”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The Company elected to apply the long-form method to determine the hypothetical APIC pool. The Company determined that a hypothetical pool of excess tax benefits existed in APIC as of February 1, 2006, the date of the Company’s adoption of SFAS 123(R), related to historical stock option exercises. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense.

Pro Forma Presentation of Stock-Based Compensation

The following table presents the pro forma effect on net income and earnings per share in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (“SFAS 148”), as if the Company had applied the fair value

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

recognition provisions under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to options granted under the stock option plans for the fiscal year ended January 31, 2006 prior to the adoption of SFAS 123(R):

Fiscal Year Ended January 31, 2006
(In thousands)
Net income	$82,400

Add:

Stock-based compensation expense included in reported net income, net of related tax effects	6,004

Deduct:

Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(51,757)

Pro forma net income	$36,647

Earnings per share:
Basic – as reported	$0.41

Basic – pro forma	$0.18

Diluted – as reported	$0.38

Diluted – pro forma	$0.17

(1)	Includes pro forma stock-based compensation expense of $13.1 million for the fiscal year ended January 31, 2006 related to the amortization of the fair value of replacement options granted on December 23, 2002, considered modified under SFAS 123.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”) and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). The Company adopted FIN 48 effective February 1, 2007. Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recognized in the consolidated statement of operations. Research and development credits are recorded based on the amount of benefit the Company believes is more-likely-than-not of being earned. Additionally, the Company is required to recognize in the consolidated financial statements those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more-likely-than-not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are more-likely-than-not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more-likely-than-not of being sustained.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense (see Note 22, Income Taxes).

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to the Company’s existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. The Company has taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as adjustments to goodwill. Upon adoption of FAS 141(R) in the fiscal year ended January 31, 2010, the tax benefit from any future release of the acquisition date valuation allowances would be reflected in the tax provision, rather than as a reduction to goodwill.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of CTI’s shares of common stock outstanding during the period. Diluted (loss) earnings per share is computed using the weighted-average number of CTI’s shares of common stock and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable in respect of stock options, restricted stock, deferred stock units (“DSUs”), convertible debt obligations (the “Convertible Debt Obligations”) issued in May 2003 and convertible debentures. The treasury stock method is used to compute the dilutive effect of options, DSUs and other similar instruments. The as-if-converted method is used to compute the dilutive effect of the Company’s Convertible Debt Obligations issued in May 2003 and the convertible debentures. Additionally, for purposes of calculating diluted (loss) earnings per share, net (loss) income is adjusted for the difference between each of Verint’s, Ulticom’s and Starhome’s reported diluted and basic earnings per share, if any, multiplied by the number of shares of common stock and common share equivalents CTI holds in each of Verint, Ulticom and Starhome.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Contingencies

Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The Company accrues for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable.

Accounting Changes and Error Corrections

The Company has accounted for its changes in accounting principle and error corrections in accordance with SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”). The Company utilizes retrospective application, unless specific transition requirements are provided, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. Additionally, the Company applied the provisions of SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”) which provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The Company applied the applicable provisions of both SFAS 154 and SAB 108 in its presentation and disclosure of the errors and resulting corrective adjustments discussed in Note 3, Prior Period Adjustments.

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
Non-cash operating items :
Depreciation and amortization	$116,878	$118,161	$91,562	$65,984
Impairment of goodwill and other intangible assets	48,388	147,813	4,771	—
Accrued class action and derivative action settlements	—	—	174,350	—
Impairment of auction rate securities	86,475	47,913	—	—
Unrealized gain on UBS put	(13,585)	—	—	—
In-process research and development	—	6,682	—	2,852
Provision for doubtful accounts	1,606	7,965	2,420	(920)
Minority interest	(33,536)	(82,757)	(12,599)	4,902
Stock-based compensation expense	49,164	62,496	125,163	7,383
Excess tax benefits from share-based payment arrangements	—	—	(333)	—
Operating asset write-downs and impairments	4,596	2,977	1,842	802
Deferred income taxes	56,680	(23,005)	11,387	35,830
Net realized gains on sale of investments	(1,742)	(10,507)	(19,897)	(7,420)
Equity in net income (loss) of unconsolidated affiliates	1,012	(749)	(691)	1,188
Gains and losses on sale of assets	—	—	(765)	112
Provision for inventory reserves	7,780	9,002	4,599	8,198
Non-cash losses on derivative financial instruments	14,591	27,673	—	640
(Gains) losses on foreign currency transactions	(1,636)	(12,447)	(2,724)	2,919
Other non-cash items, net	(435)	(43)	4,011	111

Net non-cash operating items	$336,236	$301,174	$383,096	$122,581

Non-cash investing and financing transactions :
Fair value of stock options exchanged in connection with business combinations	$—	$4,717	$—	$—

Accrued but unpaid purchases of property and equipment	$382	$1,472	$1,878	$2,191

Inventory transfers to property and equipment	$4,183	$3,479	$10,053	$17,638

Cash paid during the year for interest	$36,544	$30,680	$444	$1,816

Cash paid during the year for income taxes	$18,093	$19,708	$22,711	$12,284

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

2. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) will significantly change the accounting for business combinations and will impact the consolidated financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) requires an acquiring entity to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date, with limited exceptions. SFAS 141(R) requires acquisition costs to be recognized separately from a business combination and generally expensed as incurred. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to the Company’s business combinations commencing on or after February 1, 2009, with the exception of the accounting for changes in valuation allowances on acquired deferred taxes and acquired tax contingencies which should be applied retrospectively. The impact that SFAS 141(R) will have on the Company’s consolidated financial statements will depend on the nature and size of any acquisitions completed after the Company adopts this standard. The Company believes the impact of applying SFAS 141(R) to the acquisition of Iontas in February 2010 (see Note 27, Subsequent Events) will be immaterial to its consolidated financial statements.

In December 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, (“EITF 07-1”). The guidance in EITF 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement both with third parties and between participants in the arrangement. EITF 07-1 is effective for the Company for fiscal years and interim periods commencing February 1, 2009. EITF 07-1 requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. The Company does not anticipate that the adoption of EITF 07-1 will have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also requires the recognition of a noncontrolling interest or minority interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated statements of operations. SFAS 160 is effective for the Company for fiscal years and interim periods commencing February 1, 2009. Upon adoption of SFAS 160, the Company will retrospectively present noncontrolling interest in a subsidiary within shareholders’ equity on the consolidated balance sheets and net income from noncontrolling interests will be presented in consolidated net income in its consolidated statements of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring increased qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities but does not change SFAS 133’s scope or accounting. SFAS 161 is effective for the Company commencing February 1, 2009. The adoption of SFAS 161 is not anticipated to have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

measure the fair value of the asset under SFAS No. 141(R) and other U.S. GAAP. FSP FAS 142-3 is effective for the Company commencing February 1, 2009. The Company does not anticipate that FSP FAS 142-3 will have a material impact on the consolidated financial statements.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to account separately for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for the Company for fiscal years commencing February 1, 2009 and is applied retrospectively. Beginning February 1, 2009, the Company will change its accounting for certain Convertible Debt Obligations. FSP APB 14-1 requires that the Company should separately account for the liability and equity components. The liability component should be discounted in a manner that will reflect the Company’s nonconvertible debt borrowing rate. The Company believes that the adoption will result in the retrospective reclassification of approximately $73.1 million of the carrying value of certain Convertible Debt Obligations at the date of issuance, January 26, 2005, to equity giving rise to a debt discount. Such debt discount will be recognized as interest expense using the effective interest method through the first date the holders of the securities can exercise their put rights which was on May 15, 2008.

In April 2009, the FASB issued the following three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities:

•

FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”);

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2”); and

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, (“FSP FAS 107-1”).

FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107 to interim periods. All of these FSPs are effective for the Company for interim and annual periods commencing May 1, 2009. The Company anticipates that the adoption of FSP FAS 157-4 and FSP FAS 115-2 will not have a significant impact on the consolidated financial statements. The adoption of FSP FAS 107-1 will result in increased disclosures in future interim periods.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before consolidated financial statements are issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for the

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Company commencing with the interim filing period ended July 31, 2009 and for the annual filing period ended January 31, 2010. The Company does not currently anticipate this statement will materially impact the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation 46(R), (“SFAS 167”), which modifies the approach for determining the primary beneficiary of a variable interest entity (“VIE”). Under the modified approach, an enterprise is required to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The modified approach for determining the primary beneficiary of a VIE is effective for the Company commencing February 1, 2010, and is not expected to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS 168”). SFAS 168 is the source of authoritative accounting principles recognized by the FASB. It supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Upon adoption of SFAS 168, all references to previous literature will be removed from the consolidated financial statements and accompanying footnotes. SFAS 168 is effective for the Company commencing with our interim filing period ended October 31, 2009 and our annual filing period ended January 31, 2010.

In September 2009, the FASB ratified the consensuses reached by the EITF regarding the following issues involving revenue recognition:

•	EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables, (“EITF 08-1”) (previously titled Revenue Recognition for a Single Unit of Accounting).

•	EITF Issue No. 09-3, Certain Revenue Arrangements that Include Software Elements, (“EITF 09-3”).

EITF 08-1 addresses how to separate consideration in multiple-deliverable arrangements and significantly expands disclosure requirements, excluding software arrangements. EITF 08-01 establishes a hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.

EITF 09-3 applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance in SOP No. 97-2. EITF 09-3 removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.

Both EITF 08-1 and EITF 09-3 will be effective on a prospective basis for revenue arrangements entered into or materially modified for the Company commencing February 1, 2011. The Company has not elected to early adopt EITF 08-1 or EITF 09-3. The Company is assessing the impact that the adoption of EITF 08-1 and EITF 09-3 may have on its consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a gross presentation of activity within the Level 3 (significant unobservable inputs) roll forward, presenting information on purchases, sales, issuance, and settlements separately. The guidance is effective for the Company for interim and annual periods that commenced February 1, 2010, except for the gross presentation of the Level 3 rollforward, which will become effective for the Company for interim and annual periods commencing February 1, 2011. Adoption of this guidance is anticipated to result in additional disclosures.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

3. PRIOR PERIOD ADJUSTMENTS

The Prior Period Adjustments to the Company’s consolidated historical financial information resulted principally from the following investigations and evaluations:

On March 14, 2006, CTI disclosed that its Board of Directors formed a Special Committee composed of outside directors to review matters relating to CTI’s historic stock option grant practices, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. This investigation is referred to as the “Phase I Investigation.”

On November 14, 2006, CTI disclosed that the Special Committee’s investigation was expanded to other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the intentional, inaccurate presentation of backlog. This investigation is referred to as the “Phase II Investigation.”

In November 2007, CTI initiated a separate evaluation of its application of U.S. GAAP in connection with the recognition of revenue for its software-related arrangements. This separate evaluation was prompted by concerns that arose in connection with the audit of CTI’s consolidated financial statements. This evaluation was not part of the investigations conducted by the Special Committee.

In addition, each of Verint Systems and Ulticom, Inc. also conducted separate management or audit committee reviews or investigations of their stock option grant practices and certain non-option accounting issues, including accounting reserves, income statement expense classification, and conducted an evaluation of the application of U.S. GAAP in connection with the recognition of revenue in accordance with SOP 97-2.

Verint Systems’ review of its stock option grant practices is referred to as the “Verint Phase I Review,” and its investigation of earnings manipulation is referred to as the “Verint Phase II Investigation.” Ulticom, Inc.’s investigation of its stock option grant practices is referred to as the “Ulticom Phase I Investigation” and its investigation of earnings manipulation is referred to as the “Ulticom Phase II Investigation.”

The investigations conducted by CTI’s Special Committee and the audit committees of Verint Systems and Ulticom, Inc. are referred to collectively as the “Investigations.” The revenue recognition evaluations conducted by each of CTI, Verint Systems and Ulticom, Inc. are referred to collectively as the “Evaluations.”

These investigations and revenue recognition evaluations, together with the Company’s preparation of the consolidated financial statements for the fiscal years ended January 31, 2009, 2008, 2007 and 2006, resulted in Prior Period Adjustments to its financial results for fiscal periods through January 31, 2005, that are classified as follows:

(i)	Adjustments summarized under “Phase I – Stock-Based Compensation” consist of adjustments resulting from CTI’s Special Committee’s Phase I Investigation and Ulticom’s Phase I Investigation. The adjustments attributable to CTI’s stock options reflect additional compensation expense related to corrections of stock option grant measurement dates and corrections of other errors in accounting for stock-based compensation from the fiscal year ended December 31, 1991 to the fiscal year ended January 31, 2005 and include adjustments related to CTI stock options granted to employees of CTI’s subsidiaries, including Verint and Ulticom. In addition, this category includes adjustments related to errors in accounting for stock-based compensation relating to stock option grants made by Ulticom, Inc.

(ii)

Adjustments summarized under “Phase II – Reserves” consist of adjustments resulting from CTI’s Special Committee Phase II Investigation, the Verint Phase II Investigation and Ulticom Phase II Investigation. These adjustments include corrections of errors related to the inappropriate creation and release of reserves from the fiscal year ended December 31,

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

1996 to the fiscal year ended January 31, 2004. Additionally, during the investigations, certain expenses, including product costs and service costs, research and development expenses, and selling, general, and administrative expenses, were found to be inappropriately classified and unsupported adjustments to backlog were discovered. The reclassification of expenses and backlog adjustments did not impact the Company’s net income or accumulated deficit.

(iii)	Adjustments summarized under “Revenue Recognition Evaluations” consist of adjustments resulting from the revenue recognition evaluations conducted by each of Verint, Ulticom and CTI (including its other subsidiaries) and related cost of revenue adjustments. These adjustments are made to appropriately recognize revenue in accordance with U.S. GAAP for the fiscal year ended January 31, 2000 to the fiscal year ended January 31, 2005.

(iv)	Adjustments summarized under “Other Prior Period Adjustments” include corrections for errors at CTI and its subsidiaries other than corrections summarized under “Phase I – Stock-Based Compensation,” “Phase II – Reserves,” or “Revenue Recognition Evaluations.” The other adjustments to additional paid-in capital include a reduction in the deferred income tax valuation allowance associated with net operating losses generated by stock compensation expense and the remaining adjustments are primarily to correct accounting errors identified in the allowance for doubtful accounts, accrued bonuses and sales commissions, accruals for restructuring initiatives, goodwill, Value Added Tax (“VAT”) and write off of certain deferred financing fees.

(v)	Adjustments summarized under “Minority Interest, Net of Tax” represent adjustments reflecting the impact of the Prior Period Adjustments on the minority interests in CTI’s majority-owned subsidiaries.

(vi)	Adjustments summarized under “Income Tax Provision” represent corrections of errors related to certain historical tax positions and adjustments at CTI and its subsidiaries related to the tax effect of the aforementioned Prior Period Adjustments.

The following table presents the cumulative effect of the Prior Period Adjustments to shareholders’ equity at January 31, 2005:

	Cumulative Effect as of January 31, 2005
	Additional Paid-in Capital	Unearned Stock-Based Compensation	Retained Earnings (Accumulated Deficit)	Unrealized Gains (Losses) on Available-for-Sale Securities	Cumulative Translation Adjustment	Total Shareholders’ Equity
	(In thousands)
Phase I – Stock-based compensation	$265,780	$(352)	$(268,476)	$—	$—	$(3,048)
Phase II – Reserves	—	—	3,022	—	(3)	3,019
Revenue recognition evaluations	—	—	(485,379)	—	(2,545)	(487,924)
Other prior period adjustments	247,121	3,395	(1,623)	1,257	286	250,436

Subtotal before taxes and minority interest	512,901	3,043	(752,456)	1,257	(2,262)	(237,517)
Minority interest, net of tax	—	—	17,467	—	—	17,467
Income tax provision	—	—	(20,651)	—	—	(20,651)

Total cumulative impact	$512,901	$3,043	$(755,640)	$1,257	$(2,262)	$(240,701)

Phase I – Stock-Based Compensation

The Special Committee’s Phase I Investigation covered all 39 stock option grants (or the General Grants) and all grants to directors made between January 1991 and October 2005, the last stock option grant made prior to the commencement of the Special Committee’s Phase I Investigation. The Special

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Committee concluded that 29 grants made between January 1991 and October 2002 were backdated to obtain advantageous exercise prices. In addition, management reviewed all four general restricted stock award grants through December 2005. The Special Committee’s Phase I Investigation and management’s review revealed errors and improprieties associated with the accounting and administration of CTI’s equity awards granted by CTI to CTI employees, subsidiary employees and non-employees.

Incorrect Measurement Dates – Stock Options

In connection with its investigation, the Special Committee reviewed evidence to determine the accuracy of stated dates of option grants and whether correct measurement dates were used under U.S. GAAP for stock option grants. The measurement date applicable to stock options during the period under investigation is defined by APB 25 as the date on which all of the following are first known: (i) the individual employee entitled to receive the option grant, (ii) the number of options that an individual employee is entitled to receive, and (iii) the option exercise price. Under APB 25, no stock-based compensation expense is required to be recorded for stock options if the exercise price of the stock options is at least equal to the market value of the underlying common stock on the measurement date.

The review of each of the General Grants, comprising approximately 82,253,000 shares in 17,201 individual awards, revealed that only five of the General Grants, consisting of approximately 21,404,000 shares in 4,916 individual awards, were previously accounted for using correct measurement dates. The vast majority of these awards were approved by means of unanimous written consents effective “as of” an earlier purported grant date. These unanimous written consents lacked execution dates. The Special Committee’s Phase I Investigation revealed that, from 1991 through 2002, signatures of members of the Compensation Committee prior to its reconstitution in its entirety in December 2006 (the “Former Compensation Committee”) were likely obtained after the stated “as of” dates of the grants awarded to employees, consultants and senior executives. The Special Committee found that the inappropriate backdating of options was perpetrated with the knowledge and participation of CTI’s former Chairman and Chief Executive Officer, Jacob “Kobi” Alexander, its former director and General Counsel, William Sorin, and, from 1998 through 2002, its former Executive Vice President and Chief Financial Officer, David Kreinberg. Mr. Alexander, with the knowledge or participation of Mr. Sorin, and from 1998 through 2002, Mr. Kreinberg, backdated stock options by selecting an earlier grant date, when the stock price was lower. The purpose of the practice was to grant recipients options with an exercise price lower than the fair market value of the underlying shares at the grant date without recognizing a stock-based compensation expense required to be recorded under U.S. GAAP. The Special Committee found no evidence that grantees other than Messrs. Alexander, Kreinberg and Sorin were involved in or aware of any improprieties surrounding their grants and concluded that all grants to other employees and to consultant grantees should have been, and will be, honored. Similarly, although the Special Committee found irregularities concerning grants to non-employee directors, it concluded that these were not the product of intentional wrongdoing and that none of these non-employee directors was aware of any such irregularities. The Special Committee determined to honor all prior grants to them, as well.

The Special Committee determined that there was limited evidence regarding the actual dates on which the General Grants were approved by the Former Compensation Committee. Management developed a method for determining the proper measurement dates for each backdated grant that management believes was consistent with APB 25 and the January 2007 Illustrative letter from the Chief Accountant of the SEC. This approach included a review of relevant documentary evidence gathered by the Special Committee. In this process, more than one million documents that were identified as possibly relevant were reviewed by the Special Committee and key documents regarding General Grants were then ranked in terms of evidentiary quality by management. The Company then considered that evidence in conjunction with the circumstances surrounding each award. In many cases, subjective judgments were

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

made in order to select the most appropriate measurement date in consideration of all other relevant information. If different dates were selected, the resulting amount of expense may have differed materially. Management believes that its measurement date review process and the resulting expense calculations were reasonable and in accordance with U.S. GAAP and the January 2007 Illustrative letter from the Chief Accountant of the SEC.

General Measurement Dates

CTI determined that 34 General Grants, comprising approximately 60,849,000 shares in 12,285 individual awards, approved by unanimous written consent were approved on a date later than the original effective date of the grant. Of these grants, 29 were backdated and were made prior to January 31, 2003. The other five grants were made during or after January 31, 2003, comprising approximately 6,929,000 shares in 1,709 individual awards and were approved and assigned measurement dates later than the original “as of” effective date of the grant due to minor administrative delays of approximately one week or less. For all General Grants, the Special Committee and management reviewed relevant documentary evidence and, using the approach described above, determined for each of the 34 General Grants described above a new measurement date (referred to as the New General Measurement Date) most representative of the date of actual grant approval.

Among the 39 General Grants reviewed, was CTI’s May 2002 voluntary stock option exchange program. The measurement date for this re-grant did not change as a result of the review and, therefore, there was no additional intrinsic value recorded related to the exchange.

Individual Measurement Dates

CTI determined that 349 individual option awards that were included in the 39 General Grants were distributed at dates later than the New General Measurement Date. CTI researched each of these exceptions to ensure that their nature and number did not imply that all other awards under the associated General Grant were subject to adjustment or reallocation after the New General Measurement Date. CTI concluded, based on the examination of the evidence described above and in relation to the circumstances surrounding each award, that the exceptions identified did not (i) imply an open allocation process beyond the New General Measurement Date; or (ii) impact the completion of the required granting actions of the General Grant and, therefore, did not impact the measurement date for the General Grant.

These 349 individual option awards were distributed after the General Grant date under five different circumstances:

(i)	Certain awards from six of the above noted General Grants were pooled under a fictitious account and some of these awards were distributed to individuals on later dates at which time some of the awards were partially or fully vested. The pooled account was primarily funded when fictitious names were included in grant lists attached to the unanimous written consents furnished to the Former Compensation Committee for approval. The Former Compensation Committee, unaware that these individuals were not actual employees, approved the grants. As a result of the Special Committee’s Phase I Investigation, the remaining undistributed awards were later canceled with no compensation expense being recorded;

(ii)	Some individual option awards were recycled when unexercised grants were forfeited by grantees whose employment had terminated and transferred to new recipients without approval by the Former Compensation Committee. Stock-based compensation expense associated with recycled awards has been attributed only to the recipients whose awards ultimately vested;

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

(iii)	Certain of CTI’s business units took additional time to finalize their grantee lists, in which case the Company used the measurement date of the last award for that entire business unit;

(iv)	Certain individuals were hired after the grant date and the Company used the individuals’ respective dates of hire as their measurement dates; and

(v)	Prior to final distribution, the quantity of some awards were modified from the amounts depicted on the original list approved by the Former Compensation Committee. The measurement dates used for these awards were the dates that the final quantity of the awards were determined. Final distribution of awards was sometimes months after the General Grant date. The portion of stock-based compensation expense related to the service period prior to final distribution was recognized on the measurement date of the individual award.

Management accounted for the aforementioned grants under APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, such that the new measurement dates resulted in new intrinsic values based on the difference between the market price of CTI’s common stock on the new measurement date and the award strike price. The stock-based compensation expense, based on the new intrinsic values, was recognized on a straight-line basis from the revised measurement date through the final vesting date such that, at each anniversary date, the full amount of the vested obligation was recognized.

Incorrect Measurement Dates – Restricted Stock

Prior to recording Prior Period Adjustments to stock-based compensation expense, the only stock-based compensation expense that CTI recorded was related to restricted stock awards. CTI reviewed its restricted stock awards granted to certain of its key employees which were granted during the fiscal years ended January 31, 2004, 2005 and 2006 and determined that the measurement dates for two of these awards were incorrect due to minor administrative delays.

Incorrect Measurement Dates – Cumulative Effect

No evidence of any differences between the actual dates of measurement and the recorded dates of measurement with respect to Verint Systems’ stock option grants was discovered during the course of Verint Systems’ management review and subsequent review by Verint Systems’ audit committee. Ulticom, Inc.’s audit committee, however, concluded that improper procedures were followed with respect to eight of the 22 stock option grants that Ulticom, Inc. made to its management and employees from April 2000 through April 2004.

The cumulative non-cash pre-tax impact of Prior Period Adjustments related to incorrect measurement dates of CTI stock options and restricted stock was a charge of $231.4 million to accumulated deficit as of January 31, 2005. In addition, the cumulative non-cash pre-tax impact of Prior Period Adjustments related to incorrect measurement dates of Ulticom, Inc.’s stock options was an additional charge of $3.8 million to accumulated deficit as of January 31, 2005.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Other Award Accounting Matters

In addition to the matters described above, there were errors at CTI in accounting and stock option administration, including those related to:

•	the acceleration of vesting for terminated individuals when the original award terms did not allow for such acceleration;

•	extension of the exercise term of awards beyond the term designated under the provisions of the applicable plan or agreement for certain individuals upon termination of their employment; and

•	inappropriate classification of certain consultants as employees for accounting purposes.

The correction of these errors required that certain awards which were accelerated or extended be accounted for as modifications with incremental intrinsic values at the date of modification, and that awards granted to consultants be accounted for at fair value instead of intrinsic value.

The cumulative non-cash pre-tax impact of all Prior Period Adjustments related to these errors in the accounting and administration of CTI stock-based compensation was a charge of $30.3 million to accumulated deficit as of January 31, 2005.

Withholding Taxes

As a result of the revised measurement dates referred to above, many of the options formerly designated as incentive stock options, (“ISOs”), for tax purposes were no longer eligible for classification as ISOs and were reclassified to non-qualified stock options (“NSOs”). Additionally, CTI inadvertently exceeded the qualifying limits established by the Internal Revenue Service for ISOs in some instances resulting in further conversions to NSOs. This resulted in additional withholding taxes, interest and penalties for failing to properly withhold taxes on past employees’ option exercises.

The cumulative pre-tax impact of the U.S. federal, state and foreign withholding taxes and related penalties and interest pertaining to the above mentioned adjustments, including other award accounting matters resulted in a charge of $2.7 million to accumulated deficit through January 31, 2005.

The cumulative pre-tax impact to accumulated deficit of the U.S. federal and state withholding taxes and related penalties and interest pertaining to Ulticom’s measurement date adjustment was $0.2 million through January 31, 2005.

In addition, Internal Revenue Code Section 409A imposes numerous requirements on non-qualified deferred compensation plans, including NSOs. To the extent these requirements were not satisfied in all cases where ISOs were converted to NSOs, participants may be liable for tax on the deferred compensation together with interest and penalties in certain jurisdictions. As a result of the relief provided by the transitional guidance under Internal Revenue Code Section 409A, there was no impact to the Prior Period Adjustments.

Phase II – Reserves

During its Phase I Investigation, the Special Committee received information alleging that the Company’s financial results from at least 1996 through 2003 were intentionally misstated as a way of aligning its performance with Wall Street expectations. As a result, the Special Committee initiated the

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Phase II investigation as a separate investigation during which it conducted more than 50 interviews and reviewed over a million documents. Additionally, the Special Committee reviewed how the Company accounted for certain deferred tax accounts. Corrections related to income taxes are discussed under the heading “Income Tax (Provision) Benefit,” below. The Special Committee concluded that, from at least 1996 through October 2003, Messrs. Alexander and Kreinberg manipulated the Company’s financial statements to portray the Company as one with steady, measured growth. This manipulation helped the Company to meet or exceed Wall Street expectations in every quarter between 1996 and the first quarter of 2001. As a result of the initiation of the Special Committee’s Phase II Investigation, Verint Systems and Ulticom, Inc. commenced their own Phase II investigations.

Creation and Release of Excess Reserves and Accruals

The Special Committee found that, to achieve desired financial metrics, Messrs. Kreinberg and Alexander directed the creation of excess reserves that later could be (and were) released into income and kept a running track of the “excess” or “cushion” in dozens of reserve accounts. CTI’s Special Committee found that, due to these reserve manipulations, pre-tax income was understated in each fiscal year from the fiscal year ended December 31, 1996 through the fiscal year ended January 31, 2000, and pre-tax income was overstated in each fiscal year from the fiscal year ended January 31, 2001 through at least the fiscal year ended January 31, 2003.

Verint System’s audit committee found that certain accounting reserves were overstated and certain expenses were misclassified. Ulticom, Inc.’s audit committee found that the accounting practices related to excess accruals and improper deferral of revenue were implemented at Ulticom under the direction of Mr. Kreinberg for the purpose of achieving an upward trend of growth in Ulticom’s revenue and income. As a result of these findings, Verint Systems and Ulticom, Inc. made adjustments which are included in the consolidated Prior Period Adjustments to accumulated deficit as of January 31, 2005.

The cumulative pre-tax impact of all Prior Period Adjustments relating to Phase II – Reserves was a reduction of $3.0 million in accumulated deficit as of January 31, 2005, including $0.7 million attributable to Verint.

Inappropriate Reclassification of Certain Expenses

The Special Committee found that Mr. Kreinberg directed the unsupported reclassification of certain expenses at CTI and certain of its wholly-owned subsidiaries. Such unsupported expense reclassifications occurred from at least the first quarter of the fiscal year ended January 31, 1999 through the third quarter of the fiscal year ended January 31, 2004. These reclassifications did not affect the Company’s net (loss) income or retained earnings (accumulated deficit) but did have the effect of presenting more consistent operating and performance trends. These reclassifications were principally between: (i) product and service costs, (ii) research and development costs, and (iii) selling, general and administrative expenses.

Verint Systems’ audit committee’s investigation revealed that Verint also misclassified certain expenses. The review of classifications within the consolidated statements of operations found that, in certain periods, certain royalties and license fees were misclassified as either selling expenses, general and administrative expenses or research and development expenses, and instead should have been classified as components of cost of revenue.

The inappropriate reclassification of certain expenses did not impact the Company’s net income (loss) or retained earnings (accumulated deficit).

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Backlog

The Special Committee found that, at the corporate level, Mr. Kreinberg, or a subordinate directed by Mr. Kreinberg, repeatedly made unsupported downward adjustments to the Company’s sales backlog which was reported in the annual reports filed with the SEC, and was discussed regularly in quarterly earnings conference calls with analysts. Verint Systems’ audit committee’s investigation revealed that Verint did not manipulate its backlog.

The Company historically defined sales backlog as signed purchase orders or firm customer commitments that have not yet been recognized as revenue as of the balance sheet date, but are expected to be recognized during the next twelve months.

The inappropriate backlog adjustments did not impact the Company’s net income (loss) or retained earnings (accumulated deficit).

Revenue Recognition Evaluations

The Company performed a comprehensive review of its revenue recognition arrangements. Pursuant to that review, the Company found that it was not accounting for revenue in accordance with certain provisions of SOP 97-2.

As a result of the Evaluations, the Company concluded that insufficient evidence existed to support its prior determination that VSOE of fair value existed for certain elements of its contracts. The Prior Period Adjustments related to the revenue recognition evaluations primarily impact the timing of revenue recognition and generally did not call into question the validity of the underlying transactions. In some isolated instances, however, total revenue for certain contracts was impacted. The significant findings resulting from the Company’s revenue recognition evaluations are outlined below.

Professional Services

The Company’s multiple element arrangements typically include professional services, primarily related to installation. The Company began to account for installation separately as an element in the fiscal year ended January 31, 2004. For the fiscal year ended January 31, 2004 through October 2005, the Company previously determined that VSOE of fair value for its installation services existed. As a result of the revenue recognition evaluations, the Company concluded that installation services were a separate element of its revenue transactions prior to the fiscal year ended January 31, 2004. In addition, the Company concluded that VSOE of fair value for installation services did not exist in any period. As VSOE of fair value could not be determined for the Company’s installation services, which are typically the last element of its contracts besides PCS to be delivered, revenue previously recognized upon product delivery should have been deferred until the completion of installation services. With the exception of arrangements accounted for under SOP 81-1, this adjustment impacted the revenue recognition for nearly all of the Company’s multiple-element arrangements.

Post-Contract Support (PCS)

In the fiscal year ended January 31, 2004, the Company began to account separately for PCS. However, it did not perform a sufficient analysis to support the assertion that VSOE of fair value beginning in the fiscal year ended January 31, 2004 existed for PCS. As a result of the revenue recognition evaluations, the Company concluded that PCS services were a separate element of its revenue transactions prior to the fiscal year ended January 31, 2004. The Company subsequently performed a comprehensive evaluation of its

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

sales arrangements to determine if VSOE of fair value for PCS could be established based on the existence of substantive renewal rates. When the Company was unable to establish VSOE of fair value for PCS for certain of its sales arrangements because the renewal rate was deemed to be non-substantive or because there were no contractually stated renewal rates, the entire arrangement fee was recognized ratably upon completion of professional services over the estimated economic life of the product if the stated renewal rate was non-substantive, or recognized over the contractual term if there was no contractually stated renewal rate. If VSOE of fair value did exist, revenue was recorded for the delivered elements, provided that all other revenue recognition criteria were met.

Training

Under certain of the Company’s multiple element arrangements, the Company is obligated to provide to its customers training services related to the operation of its software solutions. Historically, the Company considered training to be insignificant and concluded that it was not a deliverable to be evaluated for revenue recognition purposes. However, in connection with the revenue recognition evaluations, the Company determined that training should have been identified as a deliverable under SOP 97-2 and that VSOE of fair value for training did not exist.

For the fiscal years ended January 31, 2009, 2008 and 2007, the Company reviewed substantially all of its multiple-element arrangements and determined when training was fulfilled for those arrangements. For the fiscal year ended January 31, 2006, the Company reviewed its larger multiple-element arrangements and determined when training was fulfilled for those arrangements. The Company estimated the required revenue deferral for the remaining multiple-element arrangements in the fiscal year ended January 31, 2006, as well as all multiple-element arrangements in the prior years, for the impact of unfulfilled defined training obligations. The Company utilized information available from its fiscal years ended through January 31, 2009 as a basis to conclude on the duration of its training contracts, as information with respect to the timing of the fulfillment of training was limited due to the fact that training was previously not considered a separate element and, as such, was not tracked in sufficient detail for each arrangement. Deferred revenue was estimated for its remaining arrangements based on the percentage of revenue that was subject to deferral into the following year relative to total revenue for certain multiple-element arrangements, using the average number of days training was fulfilled after the completion of installation. Inherent in the Company’s estimates are key assumptions related to the consistency in the percentage of revenue subject to deferral and the average number of days to provide defined training services after the completion of installation. Management believes its methodology and key assumptions are reasonable, in part, because of its static and stable customer base, consistent training terms provided in long-term contracts over time and consistent training practices over time. Management also believes that its estimate of deferred revenue for the fiscal year ended January 31, 2006 and prior years would not be materially different from the amount that would have been determined if the Company had actual training information for those fiscal years.

Extended Payment Terms

Prior to the Company’s Evaluations, Comverse treated arrangements with payment terms over one year as extended and revenue generated by these arrangements was recognized upon collection. As a result of the revenue recognition evaluation, Comverse established that any agreement with payment terms that had more than 5% of the total arrangement value due more than 120 days after the completion of professional services was deemed to have exceeded Comverse’s standard terms and therefore was analyzed for concessions. If the customer did not have a history of making timely payments on or before due dates, revenue was not recognized until the date of collection, provided that all other revenue recognition criteria were met.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Other

Pursuant to the Company’s review of its revenue recognition practices, the Company determined that other miscellaneous revenue recognition adjustments were necessary. These categories included litigation and other customer settlements, contract aggregation, services-only arrangements and penalties. In addition, the Company incorrectly translated deferred revenue denominated in foreign currencies using current exchange rates as opposed to their historical exchange rates.

Further, the Company reviewed the direct and incremental costs of the arrangements requiring revenue recognition deferral. This review resulted in the corresponding deferral of the material costs (classified as “Deferred costs of revenue” on the Company’s consolidated balance sheets) in order to match these costs with the related revenue recognition. For arrangements involving significant customization of software, additional project expenses were deferred in a similar manner, consistent with the guidance in SOP 81-1.

The cumulative non-cash pre-tax impact of all Prior Period Adjustments related to the revenue recognition evaluations was an increase of $485.4 million in accumulated deficit as of January 31, 2005, including $131.3 million and $7.1 million attributable to Verint and Ulticom, respectively.

Other Prior Period Adjustments

Other Prior Period Adjustments relating to additional paid-in capital resulted from a reduction in the valuation allowance associated with net operating losses generated by tax deductible stock compensation expenses that are more-likely-than-not to be realized.

Other Prior Period Adjustments relating to retained earnings resulted from miscellaneous other items that were not accounted for properly and not related to the Investigations or the Evaluations, which were adjusted accordingly. These other items include errors identified in the allowance for doubtful accounts, accrued bonuses and sales commissions, accruals for restructuring initiatives, goodwill, VAT and write off of certain deferred financing fees. The cumulative pre-tax impact of all Prior Period Adjustments related to these errors was an increase in accumulated deficit of $1.6 million as of January 31, 2005, including a $1.9 million reduction to retained earnings attributable to Verint.

Minority Interest, Net of Tax

Prior Period Adjustments related to minority interest, net of tax represent the portion of the Prior Period Adjustments attributable to the holders of the minority shares in CTI’s majority-owned subsidiaries, primarily Verint and Ulticom. The cumulative impact of all Prior Period Adjustments related to minority interest, net of tax was a $17.5 million reduction in accumulated deficit as of January 31, 2005.

Income Tax Provision

The tax effect related to the Prior Period Adjustments was $(20.7) million through January 31, 2005. This includes $(54.6) million at CTI and its subsidiaries (other than Verint, Ulticom and Starhome), $29.7 million at Verint and $4.2 million at Ulticom.

Significant components of the adjusted provision are described below for CTI and its subsidiaries (other than Verint, Ulticom and Starhome):

•	Adjustments to the deferred tax asset/liabilities previously recorded, including the release of valuation allowances recorded against the Federal and non-U.S. deferred tax assets.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

•	Utilization of net operating losses to offset taxable income generated in federal and various state jurisdictions. Taxable income was primarily generated due to the following, among others:

•	Disallowance of stock compensation tax deductions resulting from the backdating of stock options;

•	Geographic allocation of revenue and expenses; and

•	Non-U.S. income subject to U.S. tax (deemed dividends).

•	The identification of contingent tax liabilities that were not accounted for in accordance with SFAS 5.

•

Prior period adjustments related to Phase I Investigation – Internal Revenue Code Section 162(m) limits the amount of tax deductions a public company can take related to compensation paid to our five most highly compensated executives. Because of the changes to the grants described above, these deductions were overstated resulting in cumulative additional tax expense of $1.5 million through January 31, 2005. In addition, additional paid in capital was overstated due to the excess tax benefits related to the Section 162(m) disallowance by $40.8 million through January 31, 2005.

•

Conversely, the conversion of the ISO to NSO described above partially offset the Company’s Section 162(m) tax obligation, resulting in a cumulative income tax benefit (some of which increases additional paid in capital) of $11.4 million through January 31, 2005.

4. INVESTMENTS

The Company accounts for its investments in accordance with SFAS 115 and related pronouncements and classifies all debt and equity securities as available-for-sale.

Auction Rate Securities

The Company has invested in ARS supported by corporate issuers and student loans. A portion of the ARS portfolio supported by corporate issuers consists of collateralized debt obligations, preferred stock and collateralized mortgage obligations. The Company’s ARS supported by corporate issuers were rated between AAA and AA- by Standard & Poor’s (“S&P”) and Aaa and A3 by Moody’s Investor Service (“Moody’s”) when purchased. Certain of these holdings were downgraded during the fiscal quarter ended July 31, 2008, resulting in a ratings spread encompassing AAA to BBB by S&P and Aaa to Baa1 by Moody’s. One corporate issue ARS was downgraded from Aaa to B2 by Moody’s.

The ARS portfolio supported by student loans are mostly guaranteed by the Federal Family Education Loan Program. The Company’s ARS supported by student loans were all rated AAA by S&P and Aaa by Moody’s when purchased. None of the ARS holdings collateralized by student loans experienced a ratings downgrade.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Classification

The ARS have long-term stated maturities. Prior to January 31, 2008, the Company classified ARS as short-term investments due to their liquid nature, evidenced by successful auctions occurring every seven to ninety days. Beginning in the third quarter of the fiscal year ended January 31, 2008, auctions for ARS began to fail. Although auctions began to fail, the ARS, except for ARS with a fair value of $6.4 million as of January 31, 2009, continued to pay interest at their stated terms through January 31, 2009. The principal associated with these failed auctions will not be accessible to the Company until any one of the following: (i) a successful auction occurs, (ii) an active secondary market develops, (iii) the security is called, or (iv) the security matures. Therefore, the Company believes it may not be able to access the underlying principal amounts at par within a twelve-month period. Accordingly, the Company has re-classified those ARS that experienced failed auctions from short-term investments to long-term assets beginning in the period of failure. Under the terms of a consolidated shareholder class action settlement entered into subsequent to the fiscal year ended January 31, 2009, as amended, and which was approved by the court in which such action was pending on June 23, 2010, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than $51.6 million in aggregate principal amount of ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until amounts payable under the settlement agreement are paid in full (see Note 27, Subsequent Events). The Company sold $23.3 million of aggregate principal amount of ARS during the fiscal year ended January 31, 2009 resulting in a gain of $5.1 million recognized in “Other (expense) income, net.”

Other-Than-Temporary Impairment

As a result of auction failures and declines in credit quality, the fair value of ARS declined. The fair value of the ARS was determined on a quarterly basis by the Company utilizing a discounted cash flow model, which considers, among other factors, assumptions about: (i) the underlying collateral, (ii) credit risk associated with the issuer, and (iii) contractual maturity. The discounted cash flow model considers contractual future cash flows, representing both interest and principal payments. Future interest payments were projected using U.S. Treasury and swap curves over the remaining term of the ARS in accordance with the terms of each specific security and principal payments were assumed to be made at an estimated contractual maturity date taking into account applicable prepayments. Yields used to discount these payments were determined based on the specific characteristics of each security. Key considerations in the determination of the appropriate discount rate include the securities’ remaining term to maturity, capital structure subordination, quality and level of collateralization, complexity of the payout structure, credit rating of the issuer, and the presence or absence of additional insurance enhancement from monoline insurers.

For certain of its ARS, the Company determined that it was probable it will be unable to collect all of the contractual principal and interest payments. In addition, for certain ARS, the Company could not assert that it intended to hold such ARS until they recovered to their previous carrying amount. Accordingly, the Company recorded other-than-temporary impairment charges of $86.5 million and $47.9 million on a pre-tax basis during the fiscal years ended January 31, 2009 and 2008, respectively, as a component of “Other (expense) income, net” in the consolidated statements of operations (see Note 21, Other (Expense) Income, Net). There were no other-than-temporary impairment charges recognized for the fiscal years ended January 31, 2007 and 2006. The Company recorded other-than-temporary impairment charges related to its ARS subsequent to January 31, 2009 (see Note 27, Subsequent Events).

The carrying amount of the Company’s ARS at January 31, 2009 was $120.3 million (classified as long-term, available-for-sale investments) with a corresponding principal amount of $236.5 million. The

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

carrying amount of the Company’s ARS at January 31, 2008 was $214.7 million (of which $153.9 million was included in “Short-term investments” and $60.8 million was included in “Auction rate securities” in the consolidated balance sheets) with a corresponding principal amount of $262.1 million. At January 31, 2007 and 2006, the Company had $690.4 million and $415.2 million aggregate principal amount of ARS, respectively, recorded at par value and recorded within “Short-term investments.”

UBS Put

In November 2008, the Company accepted an offer from UBS AG (“UBS”), providing rights related to $51.6 million in aggregate principal amount of ARS that were held in an account with UBS (the “UBS Put”). Under the terms of the UBS Put, the Company had the right, but not the obligation, to sell its eligible ARS at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. Additionally, UBS had the right, at its discretion and at any time until July 2, 2012, to purchase the ARS from the Company at par value, which is defined as the price equal to the principal amount of the ARS plus accrued but unpaid dividends or interest, if any. UBS purchased approximately $41.6 million in aggregate principal amount of ARS from CTI prior to June 30, 2010, pursuant to its purchase right. Under the terms of the settlement agreement for the consolidated shareholder class action, as amended, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. Effective June 30, 2010, CTI exercised the UBS Put for the balance of the ARS that were subject to the UBS Put (see Note 27, Subsequent Events).

In the fourth quarter ended January 31, 2009, the Company recorded the put right at its then fair value of $13.6 million in “Other assets” with a corresponding gain recorded in “Other (expense) income, net.” The Company has not elected the fair value option under SFAS 159. Consequently, the UBS Put is carried at historical cost and assessed for impairment. At January 31, 2009, the fair value of the related ARS was $34.5 million before consideration of the UBS Put, with a corresponding principal amount of $51.6 million.

Other Investments -Temporary Declines in Fair Value

With regard to other available-for-sale securities, the Company evaluated investments with unrealized losses to determine if the losses are other-than-temporary. Gross unrealized losses from these securities as of January 31, 2009, 2007 and 2006 related primarily to debt securities and resulted from changes in interest rates. The gross unrealized losses as of January 31, 2008 were related to equity securities. The Company reviews its investments to identify and evaluate investments that have indications of possible impairments. The Company has determined, based on facts and circumstances, that the unrealized losses are temporary in nature. In making this determination, the Company considered its intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value, the financial condition and near-term prospects of issuers, the magnitude of the losses compared to the investments’ cost and the length of time the investments have been in an unrealized loss position.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The following is a summary of available-for-sale securities as of January 31, 2009, 2008, 2007 and 2006:

	January 31, 2009
		Included in Accumulated Other Comprehensive (Loss) Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
U.S. Government corporation and agency bonds	$222,590	$754	$(89)	$—	$223,255

Long-term:
Auction rate securities – Corporate issuers	101,200	148	—	(81,112)	20,236
Auction rate securities – Student loans	135,251	12,997	—	(48,219)	100,029

Total long-term investments	$236,451	$13,145	$—	$(129,331)	$120,265

	January 31, 2008
		Included in Accumulated Other Comprehensive (Loss) Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
Corporate debt securities	$49,539	$43	$—	$—	$49,582
U.S. Government corporation and agency bonds	24,754	51	—	—	24,805
Auction rate securities – Student loans	153,901	—	—	—	153,901
Other	5,000	205	—	—	5,205

Total debt securities	233,194	299	—	—	233,493

Common stock and closed-end funds	3,921	10	(1,926)	—	2,005

Total equity securities	3,921	10	(1,926)	—	2,005

Total short-term investments	$237,115	$309	$(1,926)	$—	$235,498

Long-term:
Auction rate securities – Corporate issuers	$108,200	$501	$—	$(47,913)	$60,788

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

	January 31, 2007
		Included in Accumulated Other Comprehensive (Loss) Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Short-term:
Corporate debt securities	$167,991	$—	$(407)	$167,584
Mortgage and asset-backed securities	10,000	—	(2)	9,998
U.S. municipal debt securities	1,000	—	(12)	988
U.S. Government corporation and agency bonds	70,009	—	(138)	69,871
Auction rate securities – Corporate issuers	358,938	—	—	358,938
Auction rate securities – Student loans	331,499	—	—	331,499
Other	10,885	—	(69)	10,816

Total debt securities	950,322	—	(628)	949,694

Common stock and closed-end funds	8,283	5,846	(484)	13,645

Total equity securities	8,283	5,846	(484)	13,645

Total short-term investments	$958,605	$5,846	$(1,112)	$963,339

	January 31, 2006
		Included in Accumulated Other Comprehensive (Loss) Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Short-term:
Corporate debt securities	$550,056	$374	$(2,197)	$548,233
Mortgage and asset-backed securities	250	—	(3)	247
U.S. municipal debt securities	107,553	—	(537)	107,016
U.S. Government corporation and agency bonds	127,455	—	(423)	127,032
Auction rate securities – Corporate issuers	296,900	—	—	296,900
Auction rate securities – Student loans	118,253	—	(3)	118,250
Other	50,738	32	(70)	50,700

Total debt securities	1,251,205	406	(3,233)	1,248,378

Common stock and closed-end funds	23,408	26,131	(79)	49,460
Other	4,944	624	(3)	5,565

Total equity securities	28,352	26,755	(82)	55,025

Total short-term investments	$1,279,557	$27,161	$(3,315)	$1,303,403

Long-term:
Long-term debt investments(1)	$96,069	$—	$—	$96,069

(1)	See Note 10, Other Assets.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The following table presents the fair value of the Company’s investments in unrealized loss positions, aggregated by length of time, as of the period below:

	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
(In thousands)	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
As of January 31, 2009	$89	$14,911	$—	$—	$89	$14,911

As of January 31, 2008	$871	$1,029	$1,055	$883	$1,926	$1,912

As of January 31, 2007	$1,000	$166,691	$112	$90,484	$1,112	$257,175

As of January 31, 2006	$3,109	$647,024	$206	$42,194	$3,315	$689,218

The Company sold investments for proceeds of $463.5 million, $2,262.5 million, $3,257.8 million and $4,303.2 million in the fiscal years ended January 31, 2009, 2008, 2007 and 2006, respectively.

The gross realized gains and losses on the Company’s investments are as follows, for the fiscal years below:

(In thousands)	Gross Realized Gains	Gross Realized Losses
January 31, 2009	$6,887	$3,014

January 31, 2008	$8,245	$59

January 31, 2007	$15,764	$1,278

January 31, 2006	$7,222	$4,409

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The components of other comprehensive (loss) income related to available-for-sale securities are as follows:

	Fiscal years ended January 31,
	2009	2008	2007	2006
	(In thousands)
Accumulated OCI related to available-for-sale securities, beginning of year	$753	$4,495	$15,218	$2,742
Unrealized gains (losses) on available-for-sale securities	12,775	(4,093)	(5,241)	23,910
Reclassification adjustment for (gains) losses included in net income	2,010	(1,871)	(12,901)	(2,193)

Unrealized gains (losses) on available-for-sale securities, before tax	14,785	(5,964)	(18,142)	21,717
Other comprehensive income attributable to the minority interest holders	(38)	195	519	(1,073)
Deferred income tax (provision) benefit	(5,198)	2,027	6,900	(8,168)

Unrealized gains (losses) on available-for-sale securities, net of tax	9,549	(3,742)	(10,723)	12,476

Accumulated OCI related to available-for-sale securities, end of year	$10,302	$753	$4,495	$15,218

The cost and estimated fair value of debt securities at January 31, 2009, by contractual maturity, are as follows:

	Cost	Estimated Fair Value
	(In thousands)
Due in 1 year or less	$157,791	$158,062
Due in 1 to 3 years	64,799	65,193
Due after 5 years	236,451	120,265

	$459,041	$343,520

5. INVENTORIES, NET

Inventories, net of reserves of $26.9 million, $24.8 million, $23.6 million and $24.9 million, as of January 31, 2009, 2008, 2007 and 2006, respectively, consist of:

	January 31,
	2009	2008	2007	2006
	(In thousands)
Finished goods	$14,572	$16,947	$17,291	$10,883
Work in process	46,113	33,579	28,273	25,849
Raw materials	24,807	27,290	38,535	32,597

	$85,492	$77,816	$84,099	$69,329

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of January 31, 2009, 2008, 2007 and 2006 consist of:

	January 31,
	2009	2008	2007	2006
	(In thousands)
Land	$29,481	$30,043	$29,495	$19,701

Fixtures and equipment	305,743	304,775	282,521	262,222
Software	40,671	42,483	35,835	32,435
Buildings	2,250	2,250	2,248	2,224
Leasehold improvements	28,993	30,570	27,320	19,399

	377,657	380,078	347,924	316,280
Less accumulated depreciation and amortization	(286,753)	(265,033)	(225,699)	(197,667)

	90,904	115,045	122,225	118,613

	$120,385	$145,088	$151,720	$138,314

Depreciation and amortization of property and equipment were $50.8 million, $55.3 million, $48.9 million and $47.1 million for the fiscal years ended January 31, 2009, 2008, 2007 and 2006, respectively. The Company also wrote off property and equipment, net of $4.6 million, $2.1 million, $1.8 million and $0.8 million during the fiscal years ended January 31, 2009, 2008, 2007 and 2006, respectively.

7. BUSINESS COMBINATIONS

The Company accounts for acquisitions using the purchase method of accounting. The results of operations of the acquired entities have been included from their respective dates of acquisition and any excess of purchase prices over the sum of amounts assigned to identifiable tangible and intangible assets and liabilities has been recorded as goodwill.

Comverse Segment

On December 9, 2005, Comverse completed the acquisition of the business and operations of the GSS division of CSG Systems International, Inc. (also referred to as Kenan Global Software Services (“Kenan”)), a provider of software-based billing solutions. Comverse acquired Kenan to expand its technology, product offering and presence in the communication service provider billing market, including its position in the emerging converged prepaid/postpaid billing product area. The aggregate purchase price for Kenan was $251.0 million, consisting of $244.6 million in cash and $6.4 million of direct transaction costs. The acquisition was expected to create synergies between Comverse’s legacy prepaid product and Kenan’s postpaid software-based billing solutions. Identifiable intangible assets consist of technology, customer relationships and trade names and have estimated useful lives of up to ten years with a weighted average life of six years. Approximately $111.7 million of the $123.9 million of goodwill recorded for the Kenan acquisition, is deductible for tax purposes over a fifteen year period.

On May 23, 2006, Comverse completed the acquisition of all of the outstanding shares of Netcentrex S.A. (“Netcentrex”), a company organized under the laws of France. Netcentrex develops next

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

generation network voice and video solutions that enable telecom operators and service providers to deliver voice-video-data and fixed-mobile converged services for both the consumer and enterprise markets. Comverse acquired Netcentrex to broaden its technology, product offering and presence in the Voice Over Internet Protocol (“VoIP”) communication service provider market. The aggregate purchase price was $173.4 million, consisting of (i) $158.7 million in cash, (ii) $1.6 million of acquisition costs and (iii) additional contingent consideration payments of $13.1 million through January 31, 2009. No further contingent consideration was earned through the completion of the contingent consideration period. Identifiable intangible assets consist of technology, trade names and customer relationships. Intangible assets are amortized over their estimated useful lives from five to ten years, with a weighted average life of six years.

On September 7, 2006, Comverse completed the acquisition of Netonomy, Inc (“Netonomy”), a provider of customer self-service, bill analysis and point of sale solutions for communication service providers operated in Europe, North America and Asia. Comverse acquired Netonomy to add customer self-service products to its billing and active customer management solutions portfolio. The aggregate purchase price was $19.7 million, consisting of $19.1 million in cash and $0.6 million of direct acquisition costs. Identifiable intangible assets consist of technology, customer relationships and trade names. Intangible assets are amortized over their estimated useful lives from three to six years, with a weighted average life of five years.

Verint Segment

On January 9, 2006, Verint acquired substantially all of the networked video security business of MultiVision Intelligent Surveillance Limited through the acquisition of the company’s Hong Kong based subsidiary, MultiVision Holdings Limited (“MultiVision”). Verint purchased the MultiVision business, among other objectives, to acquire local product development, customer support and solutions that are focused on the regional requirements of the Asia Pacific market, to expand its overall worldwide geographic presence, and to provide opportunities to more effectively market its existing networked video solutions in that region. The total purchase price for MultiVision was $48.9 million consisting of $47.3 million in cash and $1.6 million of direct transaction costs. Identifiable intangible assets primarily consist of technology and customer relationships. Intangible assets are amortized over their estimated useful lives of five years.

On July 14, 2006, Verint acquired the stock of Mercom Systems, Inc. (“Mercom”), a privately held company based in Lyndhurst, New Jersey. Verint acquired Mercom, among other objectives, to expand its offering of interaction recording and performance evaluation solutions for small to midsize enterprises with contact centers and public safety centers. The purchase price of Mercom was $39.3 million consisting of $35.0 million in cash, $3.7 million of additional contingency payments earned through January 31, 2009, in addition to incurring $0.6 million of acquisition costs. No further contingent consideration was earned through the completion of the contingent consideration period. Identifiable intangible assets primarily consist of technology, distribution network and non-competition agreements. Intangible assets are amortized over their estimated useful lives up to ten years, with a weighted average life of seven years.

On May 25, 2007, Verint acquired Witness Systems, Inc. (“Witness”), formerly a publicly held company based in Roswell, Georgia. Verint acquired Witness, among other objectives, to expand its business in the enterprise, workforce-optimization market. Verint paid $1,085.1 million consisting of (i) $966.5 million to acquire 100% of the 35.2 million outstanding shares of Witness common stock at $27.50 per share, (ii) an additional $97.9 million to settle outstanding Witness options, (iii) $14.8 million of acquisition costs and (iv) $5.8 million of additional contingency payments earned through January 31, 2009. CTI acquired $293.0 million of Verint’s Series A Convertible Perpetual Preferred Stock, par value $0.001 per share,

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

to finance, in part, Verint’s acquisition of Witness. In addition, Verint used available cash of Verint and Witness and $650.0 million financed by proceeds of a term loan under a credit agreement entered into by Verint with a group of lenders in connection with the transaction. All contingent consideration earned and paid was recorded as additional goodwill. The value assigned to in-process research and development of $6.4 million was determined by considering the importance of each project to the Company’s overall future development plans. Identifiable intangible assets primarily consist of customer relationships, technology and trade names. Intangible assets are amortized over their estimated useful lives from one year to ten years with a weighted average life of nine years.

Verint also assumed several contingent consideration arrangements related to businesses previously acquired by Witness. One such arrangement provided for potential additional consideration of up to $18.5 million, to be earned quarterly through July 31, 2009, based upon the previously acquired business achieving certain performance metrics. During the fiscal years ended January 31, 2009 and 2008, $1.1 million and $2.7 million of this contingent consideration was earned, respectively, and was recorded as additional goodwill. Verint also paid $2.0 million of additional consideration during the fiscal year ended January 31, 2008 related to a separate business previously acquired by Witness. No further contingent consideration was earned through the completion of the contingent consideration periods of these arrangements.

Verint also acquired several other smaller companies, specifically ViewLinks Euclipse, Ltd. for $7.6 million in February 2007, CM Insight Limited for $10.5 million in February 2006, and the Opus Group LLC for $12.3 million in September 2005. Contingent consideration of $1.8 million related to ViewLinks Euclipse acquisition was earned and substantially paid through the fiscal year ended January 31, 2009. Contingent consideration of $3.9 million related to CM Insight Limited acquisition was earned and paid through the fiscal year ended January 31, 2008. No further contingent consideration was earned through the completion of the contingent consideration period. A summary of assets and liabilities has not been presented for these acquisitions as they were not considered significant to the Company.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Allocation of Purchase Price

The following is a summary of the final allocation of the purchase price for the significant acquisitions described above:

	Comverse Segment			Verint Segment
	Netonomy	Netcentrex	Kenan	Witness	Mercom	MultiVision
	(In thousands)
Purchase price:
Price paid at acquisition	$19,104	$158,681	$244,555	$1,064,460	$35,000	$47,251
Contingent consideration	—	13,112	—	5,802	3,657	—
Acquisition costs	643	1,629	6,458	14,833	651	1,638

Total purchase price	$19,747	$173,422	$251,013	$1,085,095	$39,308	$48,889

Allocation of purchase price:
Net tangible assets (liabilities assumed):
Cash	2,011	7,570	6,047	139,777	536	431
Other current assets	2,397	20,795	41,564	71,045	5,017	9,755
Deferred income taxes – current	—	—	6,494	1,823	186	194
Deferred income taxes – long-term	—	—	2,380	—	—	—
Other assets	654	1,818	6,777	15,028	299	290
Current liabilities	(5,325)	(29,419)	(50,733)	(65,130)	(6,240)	(970)
Deferred income taxes – long-term	(3,198)	(18,876)	—	(12,042)	(1,406)	(1,661)
Other liabilities	(180)	(3,414)	(11,370)	(7,590)	(1,243)	(8,578)

Net tangible assets (liabilities assumed)	(3,641)	(21,526)	1,159	142,911	(2,851)	(539)

Goodwill	11,188	135,965	123,854	675,444	34,114	36,840
In-process research and development	—	—	—	6,440	—	2,852
Acquired intangible assets:
Acquired technology	8,000	40,000	90,000	43,000	3,745	5,125
Customer relationships	3,800	8,986	33,000	206,000	—	3,385
Trade names	400	9,997	3,000	10,000	375	—
Non-competition agreements	—	—	—	1,300	1,035	222
Distribution network	—	—	—	—	2,440	1,004
Backlog	—	—	—	—	450	—
Other	—	—	—	—	—	—

Total purchase price	$19,747	$173,422	$251,013	$1,085,095	$39,308	$48,889

In-Process Research and Development

Purchased in-process research and development represents the value assigned to research and development projects of the acquired business that were commenced but not completed at the date of acquisition, for which technological feasibility had not been established and which have no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs as interpreted by FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method an interpretation of FASB Statement No. 2, amounts assigned to purchased in-process research and development meeting the above criteria are charged to expense at the acquisition date. During the fiscal years ended January 31, 2008 and 2006, the Company wrote off $6.7 million and $2.9 million, respectively, of in-process research and development costs primarily associated with Verint’s purchases of the Witness and MultiVision businesses. No in-process research and development was purchased for the fiscal years ended January 31, 2009 and January 31, 2007.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined results of the Company’s operations and the operations of Witness, Netcentrex and Kenan on a pro forma basis, as though the companies had been combined as of the beginning of each of the relevant periods presented. The pro forma impact of the other acquisitions is not material to these overall consolidated operating results. Pro forma financial information is subject to various assumptions and estimates and is presented for informational purposes only. This pro forma information does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transactions been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

The following presents selected pro forma information for the Witness acquisition as if the acquisition occurred as of the beginning of the fiscal year:

Fiscal Year Ended January 31, 2008
(in thousands)
Revenue	$1,790,841
Net loss	(391,314)
Net loss attributable to common shares	(391,314)
Loss per share - basic	(1.92)
Loss per share - diluted	(1.92)

The following presents selected pro forma information for the Netcentrex acquisition as if the acquisition occurred as of the beginning of the fiscal year:

Fiscal Year Ended January 31, 2007
(in thousands)
Revenue	$1,447,321
Net loss	(314,732)
Net loss attributable to common shares	(314,732)
Loss per share - basic	(1.55)
Loss per share - diluted	(1.55)

The following presents selected pro forma information for the Kenan acquisition as if the acquisition occurred as of the beginning of the fiscal year:

Fiscal Year Ended January 31, 2006
(in thousands)
Revenue	$1,298,965
Net income	57,644
Net income attributable to common shares	57,644
Earnings per share - basic	0.29
Earnings per share - diluted	0.27

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

8. GOODWILL

The changes in the carrying amount of goodwill in the Comverse, Verint and All Other segments for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 are as follows:

	Comverse	Verint	All Other (1)	Total
	(In thousands)
Balance as of January 31, 2005, as previously reported	$21,616	$49,625	$13,195	$84,436
Prior Period Adjustments (2)	—	44	(5,636)	(5,592)

Balance as of January 31, 2005, as adjusted	21,616	49,669	7,559	78,844
Goodwill acquired:
Kenan	133,811	—	—	133,811
MultiVision	—	36,840	—	36,840
Other (3)	—	8,487	—	8,487
Goodwill adjustments: (4)
Other	—	2,025	—	2,025
Effect of changes in foreign currencies	318	(597)	—	(279)

Balance as of January 31, 2006	155,745	96,424	7,559	259,728
Goodwill acquired:
Mercom	—	30,457	—	30,457
Netcentrex	122,803	—	—	122,803
Netonomy	11,136	—	—	11,136
Other (3)	—	5,749	—	5,749
Goodwill adjustments: (4)
Netcentrex	10,497	—	—	10,497
Kenan	(9,957)	—	—	(9,957)
Mercom	—	3,572	—	3,572
Other	—	5,460	—	5,460
Effect of changes in foreign currencies	3,399	1,267	—	4,666

Balance as of January 31, 2007	293,623	142,929	7,559	444,111
Goodwill acquired:
ViewLinks	—	3,144	—	3,144
Witness	—	669,641	—	669,641
Goodwill adjustments: (4)
Mercom	—	85	—	85
Netcentrex	2,665	—	—	2,665
Netonomy	52	—	—	52
ViewLinks	—	1,548	—	1,548
Witness	—	4,736	—	4,736
Other	—	760	—	760
Impairment	(135,101)	—	—	(135,101)
Effect of changes in foreign currencies	17,326	2,758	—	20,084

Balance as of January 31, 2008	178,565	825,601	7,559	1,011,725
Goodwill adjustments: (4)
ViewLinks	—	237	—	237
Witness	—	1,067	—	1,067
Other	—	(549)	—	(549)
Impairment	(21,354)	—	—	(21,354)
Effect of changes in foreign currencies	(2,496)	(51,425)	—	(53,921)

Balance as of January 31, 2009	$154,715	$774,931	$7,559	$937,205

(1)	The amount of goodwill in the “All Other” segment is related to Starhome, consolidated during the fiscal year ended January 31, 2003.

(2)	See Note 3, Prior Period Adjustments.

(3)	Other acquisitions include the Opus Group LLC in the fiscal year ended January 31, 2006 and CM Insight in the fiscal year ended January 31, 2007.

(4)	During the fiscal years ended January 31, 2009, 2008, 2007 and 2006, goodwill related to certain acquisitions was adjusted due to earn-out payments or recoveries, tax adjustments, and lease abandonment settlement.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment. The Company performed goodwill impairment tests for each of its reporting units as of November 1, 2008, 2007, 2006 and 2005. Such annual goodwill impairment tests resulted in charges of $135.1 million for the fiscal year ended January 31, 2008. An interim goodwill impairment test performed as of July 31, 2008, resulted in additional impairment charges of $21.4 million recorded in the fiscal year ended January 31, 2009. The impairment charges for the fiscal years ended January 31, 2009 and 2008 resulted from write-downs of all the goodwill of the Netcentrex reporting unit of the Comverse segment.

During the fiscal year ended January 31, 2008, the Netcentrex reporting unit experienced a decrease in its results of operations compared to its prior performance. In addition, the Netcentrex reporting unit experienced a significant reduction in orders from its key customer necessitating the interim impairment test at July 31, 2008. These factors adversely affected the projected future cash flows and the estimated fair value of the Netcentrex reporting unit.

Verint recorded non-cash goodwill impairment charges of $26.0 million, $20.6 million and $20.3 million in its consolidated statements of operations for the fiscal years ended January 31, 2009, 2008 and 2007, respectively. The Company’s consolidated reporting units are combined at a higher level than that of Verint for its standalone consolidated financial statements, and the fair value of the Company’s Verint reporting units exceeded their carrying value and, accordingly, no impairment charge was recorded in the Company’s consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

9. INTANGIBLE ASSETS, NET

Acquired intangible assets as of January 31, 2009, 2008, 2007 and 2006 are as follows:

	Useful Life	January 31,
		2009	2008	2007	2006
	(In thousands)
Gross carrying amount:
Acquired technology	5 to 7 years	$159,165	$195,886	$154,405	$107,702
Customer relationships	3 to 10 years	229,411	256,211	52,443	38,995
Trade names	1 to 10 years	12,750	20,487	14,216	3,984
Non-competition agreements	1 to 5 years	3,416	4,742	4,054	4,445
Sales backlog	Up to 1 year	—	—	1,812	2,060
Distribution network	10 years	2,440	2,440	2,440	1,003

		407,182	479,766	229,370	158,189
Accumulated amortization:
Acquired technology		65,688	56,904	28,392	7,940
Customer relationships		48,568	29,258	10,393	1,869
Trade names		8,061	6,104	2,082	553
Non-competition agreements		1,760	2,219	1,270	1,457
Sales backlog		—	—	1,731	1,686
Distribution network		620	376	132	12

		124,697	94,861	44,000	13,517

		$282,485	$384,905	$185,370	$144,672

Acquired intangible assets by operating segment as of January 31, 2009, 2008, 2007 and 2006 are as follows:

	January 31,
	2009	2008	2007	2006
	(In thousands)
Comverse	$82,282	$135,363	$168,157	$123,741
Verint	200,203	249,542	17,213	20,931

Total	$282,485	$384,905	$185,370	$144,672

Amortization of intangible assets was $60.3 million, $56.8 million, $35.1 million and $9.7 million for the fiscal years ended January 31, 2009, 2008, 2007 and 2006, respectively. Impairments of intangible assets were $27.0 million, $12.7 million and $4.8 million for the fiscal years ended January 31, 2009, 2008 and 2007, respectively. There was no impairment of intangible assets for the fiscal year ended January 31, 2006. Of these impairments, $0.4 million and $4.0 million related to acquired technology were recorded within “Product costs” for the fiscal years ended January 31, 2008 and 2007, respectively. There was no impairment recorded in “Product costs” for the fiscal year ended January 31, 2009.

In connection with its testing of goodwill, the Company also tested the long-lived assets, including finite-lived intangible assets of its Netcentrex reporting unit. As a result, the Company recorded non-cash, pre-tax impairment charges of $27.0 million in its consolidated statements of operations for the fiscal year ended January 31, 2009 and $10.0 million for the fiscal year ended January 31, 2008. These charges reflect the impairment of substantially all of the Netcentrex reporting unit’s intangible assets.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

In connection with its testing of goodwill, the Company’s Verint subsidiary also tested the long-lived intangible assets, including finite-lived intangible assets. As a result of these reviews, Verint recorded a $2.7 million and $4.5 million impairment charge to finite-lived assets for the fiscal years ended January 31, 2008 and 2007, respectively which is reflected in the consolidated statements of operations. The $2.7 million impairment charge principally related to customer-related intangible assets and the $4.5 million impairment charge resulted from Verint’s decision to replace certain acquired technology with new technology sooner than was originally planned, of which $3.7 million related to acquired technology and $0.8 million related to customer-related intangible assets.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	Amount
(In thousands)
2010	$51,334
2011	50,198
2012	46,059
2013	41,820
2014	25,423
2015 and thereafter	67,651

$282,485

10. OTHER ASSETS

Other assets as of January 31, 2009, 2008, 2007 and 2006 consist of:

	January 31,
	2009	2008	2007	2006
	(In thousands)
Severence pay fund (1)	$36,915	$43,155	$37,020	$31,979
UBS put (2)	13,585	—	—	—
Deposits	10,689	14,907	12,563	9,787
Deferred financing costs, net	10,207	11,750	—	—
Capitalized software costs, net of accumulated amortization of $49,275, $45,241, $44,587 and $45,666	10,489	10,272	10,674	13,685
Other investments (3)	2,755	17,960	19,589	18,716
Long-term tax receivable	2,230	9,238	1,865	1,190
Long-term restricted cash	1,350	1,657	1,657	1,657
Equity method investment	217	1,229	4,483	5,533
Long-term debt investments (4)	—	—	—	96,069
Other	7,055	10,765	8,990	11,510

	$95,492	$120,933	$96,841	$190,126

1)	Represents deposits into insurance policies to fund severance liability (see Note 17, Other Long Term Liabilities).

2)	The UBS Put was recorded at fair value at acquisition during the fourth quarter of the fiscal year ended January 31, 2009 (see Note 4, Investments).

3)	During the fiscal year ended January 31, 2008, the Company began to liquidate certain investment positions accounted for under the cost basis.

4)	The Company reclassified long-term securities to short-term investments in the fiscal year ended January 31, 2007 based on the underlying maturities of the securities (see Note 4, Investments).

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Capitalized Software Costs

Included in other assets are capitalized software costs, which represent costs incurred primarily to develop Verint’s commercial software products. The rollforward of net capitalized software costs is as follows:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
	(In thousands)
Capitalized software costs, net, beginning of year	$10,272	$10,674	$13,685	$17,748
Software costs capitalized during the year	4,546	4,624	4,492	4,758
Amortization of software costs	(4,135)	(4,180)	(7,503)	(8,814)
Other	(194)	(846)	—	(7)

Capitalized software costs, net, end of year	$10,489	$10,272	$10,674	$13,685

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of January 31, 2009, 2008, 2007 and 2006 consist of:

	January 31,
	2009	2008	2007	2006
	(In thousands)
Accrued compensation and benefits	$125,645	$161,805	$129,659	$93,171
Accounts payable	113,138	126,338	118,367	92,708
Accrued legal, audit and professional fees	47,503	43,444	25,690	9,251
Accrued taxes - other than income taxes	51,151	64,787	56,521	60,929
Accrued commissions	28,063	23,735	21,329	13,732
Accrued outside services - contractors	17,742	19,645	16,651	18,930
Accrued project costs	13,964	2,781	6,231	5,065
Accrued workforce reduction and restructuring	7,256	6,551	2,338	2,943
Accrued travel and entertainment	6,856	6,061	6,159	3,979
Accrued interest	3,461	5,055	621	344
Accrued warranty	1,250	1,917	2,841	2,311
Accrued license fees	1,828	8,816	8,823	9,897
Accrued royalties	109	693	—	12,825
Accrued earnout payments	7	9,794	13,266	1,936
Other accrued expenses (1)	25,219	35,508	25,464	29,077

	$443,192	$516,930	$433,960	$357,098

(1)	Liabilities related to Company’s 401(k) Plans are included in Other accrued expenses.

Each of CTI, Comverse, Verint and Ulticom maintains a 401(k) plan for its full-time employees. These plans allow eligible employees to elect to contribute up to 60 percent of their annual compensation, subject to the prescribed maximum amount. The respective company matches employee contributions at a rate of 50 percent, limited to a maximum annual matched contribution ranging from $2,000 to $3,500 per employee. Employee contributions are always fully vested. The respective company’s matching contributions for each year vest on the last day of the calendar year providing the employee remains employed with the respective company on that day. During the fiscal years ended January 31, 2009, 2008, 2007 and 2006, the Company’s matching contributions to the 401(k) plan amounted to $6.6 million, $6.0 million, $4.5 million and $4.0 million, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

12. WORKFORCE REDUCTION, RESTRUCTURING AND IMPAIRMENT CHARGES (CREDITS)

The Company continually reviews its business, manages costs and aligns resources with market demand and in conjunction with various acquisitions. As a result, the Company has taken several actions to reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions. The following restructuring initiatives have taken place at the Company’s Comverse and Verint segments:

Comverse Initiatives

2001 Initiative

During the fiscal year ended January 31, 2002, Comverse committed to and began implementing a restructuring program, including changes to its organizational structure and product offerings, to better align its cost structure with the business environment and to improve the efficiency of its operations through reductions in workforce, restructuring of operations, abandoning facilities and the write-off of impaired assets. As of February 1, 2005, the remaining accrual was primarily for certain facilities-related costs that have remaining lease terms. The balance of these facilities-related costs is expected to be paid at various dates through January 2011.

2007 Initiative

During the fiscal year ended January 31, 2008, Comverse management approved a restructuring plan to close certain facilities in Wakefield, Massachusetts and eliminate associated staff positions. The plan was implemented to re-align its operational activities and reduce facilities. The total plan is expected to be approximately $17.6 million comprised of $14.0 million in severance related costs and $3.6 million in facilities related costs. The severance payments were primarily completed during the fiscal year ended January 31, 2009 and the facilities related payments are expected to be completed during the fiscal year ending January 31, 2011.

2008 Initiative

During the fiscal year ended January 31, 2009, Comverse management approved a restructuring plan to consolidate certain facilities and eliminate a number of staff positions. The plan was implemented to re-align the sales force and product development staff in response to shifts in customer expectations regarding service delivery and relationship management. The total plan is expected to be $9.6 million, of which $7.2 million in severance-related costs and $1.3 million in facilities-related costs were recorded during the fiscal year ended January 31, 2009. The remaining severance- and facilities-related payments were primarily completed during the fiscal year ended January 31, 2010, with the last facility lease to expire during the fiscal year ending January 31, 2017.

Verint Initiatives

During the fiscal year ended January 31, 2008, Verint implemented certain restructuring initiatives intended to reduce overall cost structure predominantly in North America and Hong Kong. Verint recorded restructuring charges of $0.3 million and $1.8 million during the fiscal years ended January 31, 2009 and 2008, respectively. Of these charges, $1.2 million and $0.9 million were paid during the fiscal years ended January 31, 2009 and 2008, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

In conjunction with the Witness acquisition during the fiscal year ended January 31, 2008, Verint took several actions, some of which extended into the fiscal year ended January 31, 2010, to reduce fixed costs, eliminate redundancies, strengthen operational focus, and better position itself to respond to market pressures and unfavorable economic conditions. As a result, Verint incurred restructuring charges of $0.9 million and $1.5 million during the fiscal year ended January 31, 2009 and 2008, respectively. Of these charges, $1.3 million and $1.1 million were paid during the fiscal years ended January 31, 2009 and 2008, respectively.

During the fiscal year ended January 31, 2009, as a result of reduced demand for consulting services in Europe, Verint implemented and substantially completed a cost reduction plan, which resulted in the elimination of approximately 30 positions. Verint recorded and paid charges of $1.4 million during the fiscal year ended January 31, 2009.

In addition, during the fiscal year ended January 31, 2009, Verint implemented a global cost reduction plan in order to reduce operating costs in response to uncertainty in the global economic environment. These cost reduction initiatives included a restructuring plan which included the elimination of approximately 90 positions throughout all functional areas of its global workforce, reducing utilization of outside contractors and consultants, and the closing of one leased facility. Verint recorded the majority of these restructuring expenses with charges of $3.2 million, including $2.8 million for severance and related benefits and $0.4 million for the exit from the leased facility and other costs. Of the amount accrued, $2.7 million was paid during the fiscal year ended January 31, 2009 and the remaining $0.5 million was paid during the fiscal year ended January 31, 2010.

Other Initiatives

During the fiscal years ended January 31, 2009, 2008, 2007 and 2006, there were various other smaller initiatives that occurred at Comverse, Ulticom and Starhome.

The following table represents a rollforward of the workforce reduction and restructuring activities noted above:

	Comverse 2008 Initiative		Comverse 2007 Initiative		Comverse 2001 Initiative		Verint initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Other initiatives	Total
	(In thousands)
January 31, 2005	$—	$—	$—	$—	$822	$19,013	$—	$—	$23	$19,858
Charges	—	—	—	—	—	18	—	—	1,120	1,138
Acquisition related restructuring	—	—	—	—	—	—	—	—	—	—
Change in assumptions	—	—	—	—	(24)	(2,361)	—	—	—	(2,385)
Paid or utilized	—	—	—	—	(798)	(3,086)	—	—	(404)	(4,288)

January 31, 2006	—	—	—	—	—	13,584	—	—	739	14,323

Charges	—	—	—	—	—	—	—	—	220	220
Change in assumptions	—	—	—	—	—	(212)	—	—	—	(212)
Paid or utilized	—	—	—	—	—	(2,205)	—	—	(959)	(3,164)

January 31, 2007	—	—	—	—	—	11,167	—	—	—	11,167

Charges	—	—	13,958	3,428	—	—	3,308	—	418	21,112
Change in assumptions	—	—	—	—	—	—	—	—	—	—
Paid or utilized	—	—	(13,035)	(1,007)	—	(2,337)	(1,972)	—	—	(18,351)

January 31, 2008	—	—	923	2,421	—	8,830	1,336	—	418	13,928

Charges	7,248	1,312	74	169	—	—	5,287	398	1,709	16,197
Change in assumptions	—	—	—	—	—	—	—	—	—	—
Paid or utilized	(5,634)	(12)	(865)	(1,265)	—	(2,785)	(6,086)	(398)	(1,531)	(18,576)

January 31, 2009	$1,614	$1,300	$132	$1,325	$—	$6,045	$537	$—	$596	$11,549

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

13. DEBT

At January 31, 2009, 2008, 2007 and 2006, debt is comprised of the following:

	January 31,
	2009	2008	2007	2006
	(In thousands)
Short-term:
Convertible debt obligations	$419,477	$419,494	$419,647	$—
Bank loans and other debt	4,088	2,257	296	3,182

Total short-term debt	423,565	421,751	419,943	3,182

Long-term:
Convertible debt obligations	—	—	—	419,759
Term loan	605,912	610,000	—	—
Bank loans and other debt	15,000	—	6,850	7,002

Total long-term debt	620,912	610,000	6,850	426,761

Total debt	$1,044,477	$1,031,751	$426,793	$429,943

Convertible Debt Obligations

In May 2003, CTI issued $420.0 million aggregate principal amount of Convertible Debt Obligations (“Existing Convertible Debt Obligations”). On January 26, 2005, CTI completed an offer to the holders of the outstanding Existing Convertible Debt Obligations to exchange the Existing Convertible Debt Obligations for new Convertible Debt Obligations (the “New Convertible Debt Obligations”). Of the $420.0 million aggregate principal amount of Existing Convertible Debt Obligations outstanding prior to the exchange offer, approximately $417.7 million aggregate principal amount representing approximately 99.5% of the original issue of Existing Convertible Debt Obligations were validly tendered in exchange for an equal principal amount of New Convertible Debt Obligations. On May 15, 2009, CTI completed a tender offer pursuant to which it purchased $417.3 million aggregate principal amount of New Convertible Debt Obligations (see Note 27, Subsequent Events).

The Convertible Debt Obligations mature on May 15, 2023 and do not bear interest. The Convertible Debt Obligations are not secured by any assets of the Company and are not guaranteed by any of CTI’s subsidiaries.

Each $1,000 principal amount of the Existing Convertible Debt Obligations is convertible, at the option of the holder upon the circumstances described below, into shares of CTI’s common stock at a conversion price of approximately $17.9744 per share (equal to a conversion rate of 55.6347 shares) per $1,000 principal amount of Existing Convertible Debt Obligations, subject to adjustment for certain events.

Each $1,000 principal amount of the New Convertible Debt Obligations is convertible, at the option of the holder upon the circumstances described below, based on a net share settlement feature into cash and shares of CTI’s common stock, if any, at a conversion price of $17.9744 per share (equal to a conversion rate of 55.6347 shares) per $1,000 principal amount of New Convertible Debt Obligations, subject to adjustment for certain events. The net share settlement feature of the New Convertible Debt Obligations provides that, upon conversion, CTI would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New Convertible Debt Obligations being converted and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of CTI’s common stock.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The Convertible Debt Obligations are convertible: (i) during any quarter, if the closing price per share for a period of at least twenty days in the thirty consecutive trading-day period ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per share in effect on that thirtieth day; (ii) on or before May 15, 2018, if during the five business-day period following any ten consecutive trading-day period in which the daily average trading price for the Convertible Debt Obligations for that ten trading-day period was less than 105% of the average conversion value for the Convertible Debt Obligations during that period; (iii) during any period, if following the date on which the credit rating assigned to the Convertible Debt Obligations by S&P is lower than “B-” or upon the withdrawal or suspension of the Convertible Debt Obligations rating at CTI’s request; (iv) if CTI calls the Convertible Debt Obligations for redemption; or (v) upon other specified corporate transactions.

In addition, CTI has the right to redeem the New Convertible Debt Obligations and Existing Convertible Debt Obligations for cash at any time on or after May 15, 2009 and May 15, 2008, respectively, at their principal amount. The indentures governing the Convertible Debt Obligations provide that on each of May 15, 2008, May 15, 2013, May 15, 2018 and, under the indenture governing the New Convertible Debt Obligations only, May 15, 2009, each holder of Convertible Debt Obligations will have the right to have all of the principal amount of its Convertible Debt Obligations, or any portion of the principal amount thereof, repurchased by CTI for cash at a purchase price of 100% of the principal amount of such holder’s Convertible Debt Obligations. In addition, the indentures governing the Convertible Debt Obligations provide that following a termination of trading of CTI’s common stock on a national securities exchange or on an established automated over-the-counter trading market in the United States, or in certain instances, upon a change of control, each holder of Convertible Debt Obligations will have the right to have all of the principal amount of its Convertible Debt Obligations, or any portion of the principal amount thereof, repurchased by CTI for cash at a purchase price of 100% of the principal amount of such holder’s Convertible Debt Obligations.

Effective February 1, 2007, CTI’s shares were delisted from NASDAQ. Due to the delisting, under the terms of the indentures, CTI had an obligation to offer to purchase for cash the Convertible Debt Obligations. As a result, the Company classified all of CTI’s Convertible Debt Obligations as short-term debt obligations as of January 31, 2007. To meet its obligations under the indentures, CTI commenced a tender offer on March 2, 2007. The tender offer expired on March 30, 2007 and a de minimis principal amount of Convertible Debt Obligations was tendered.

In addition, as noted above, under the terms of the indentures, CTI had an obligation to offer to purchase for cash the Convertible Debt Obligations on May 15, 2008. As a result, the Company continued to classify the Convertible Debt Obligations as short-term debt obligations as of January 31, 2008. To meet its obligations under the indentures, CTI commenced a tender offer on April 16, 2008. The tender offer expired on May 15, 2008 and a de minimis principal amount of Convertible Debt Obligations was tendered.

In addition, as noted above, under the terms of the indenture governing the New Convertible Debt Obligations, CTI had an obligation to offer to purchase for cash the New Convertible Debt Obligations on May 15, 2009. As a result, the Company continued to classify the Convertible Debt Obligations as short-term debt obligations as of January 31, 2009. To meet its obligations under the indenture, CTI commenced a tender offer on April 17, 2009. Upon the completion of the tender offer on May 15, 2009, CTI purchased in cash $417.3 million aggregate principal amount of New Convertible Debt Obligations. Following the repurchase of the New Convertible Debt Obligations, as of January 31, 2010, CTI had $2.2 million aggregate principal amount of Convertible Debt Obligations outstanding.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Verint Revolving Credit Facility and Term Loan

On May 25, 2007, Verint entered into a $675.0 million secured credit facility (the “Credit Facility”) to partially finance its acquisition of Witness. The Credit Facility is comprised of a $650.0 million seven-year term loan maturing on May 25, 2014 (the “Term Loan”) and a $25.0 million six-year revolving credit facility maturing on May 25, 2013 (the “Revolving Credit Facility”). In July 2010, certain terms of the Credit Facility were amended (see Note 27, Subsequent Events, for disclosure of the amended terms).

Borrowings under the Credit Facility bear interest at one of the following rates, at Verint’s election, (a) the higher of (i) the prime rate and (ii) the federal funds rate plus 0.50% plus, in either case, a margin of 1.75% or (b) the applicable London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75%. Such margins were subject to increase by 0.25% if Verint failed to receive corporate credit ratings from both Moody’s and S&P or failed to deliver certain financial statements to the credit facility administrative agent by February 25, 2008, and an additional 0.25% if Verint failed to do so by August 25, 2008. Because Verint did not timely comply with these conditions, the above-referenced applicable margins increased by 0.25% on February 25, 2008 and another 0.25% on August 25, 2008 to 2.25% and 3.25%, respectively. In May 2010, Verint delivered the audited financial statements for the fiscal year ended January 31, 2010 to its lenders and if Verint obtained the above referenced corporate credit ratings the applicable margins would subsequently range from 1.00% to 1.75% and 2.00% to 2.75%, respectively, depending on Verint’s corporate credit ratings from Moody’s and S&P. Accordingly, the applicable margin was reduced by 0.50% in June 2010 when Verint obtained corporate credit ratings.

Optional prepayments of the loans are permitted without premium or penalty (other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBOR). The loans are also subject to mandatory payment requirements based upon certain asset sales, excess cash flow, and certain other events.

The Term Loan originally amortized in 27 consecutive quarterly installments of $1.6 million each, beginning August 1, 2007, followed by a final amortization payment of the remaining outstanding principal amount when the Term Loan matures on May 25, 2014. On July 31, 2007, Verint made an optional prepayment of $40.0 million, $13.0 million of which was applied toward the eight immediately following principal payments and $27.0 million of which was applied pro rata to the remaining principal payments. As of January 31, 2009, $4.1 million of the Term Loan was classified as a current liability, reflecting a $4.1 million mandatory “excess cash flow” payment made in May 2009 (see Note 27, Subsequent Events). As of January 31, 2009 and 2008, the interest rate on the Term Loan was 3.59% and 7.38%, respectively.

Verint’s $25.0 million Revolving Credit Facility was reduced to $15.0 million during the quarter ended October 31, 2008 as a result of the bankruptcy of Lehman Brothers, which was one of the lenders, and the related subsequent termination of its commitment under the Credit Facility in June 2009. As of January 31, 2008, there were no outstanding borrowings under the Revolving Credit Facility. During the quarter ended January 31, 2009, Verint borrowed the full $15.0 million available under the Revolving Credit Facility. Repayment of these borrowings is required upon expiration of the facility in May 2013. As of January 31, 2009, the interest rate on borrowings under the revolving credit Facility was 3.64%.

Verint’s obligations under the Credit Facility are guaranteed by certain of its domestic subsidiaries (including Witness) and are secured by substantially all of the assets of Verint. The Credit Facility is not secured by any assets of CTI and is not guaranteed by CTI.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Verint paid debt issuance costs of $13.6 million associated with the Credit Facility, which have been deferred and are classified within other assets. These deferred debt issuance costs are being amortized over the life of the Credit Facility. Amortization of deferred costs associated with the Term Loan is recorded using the effective interest rate method, while amortization of deferred costs associated with the Revolving Credit Facility is recorded on a straight-line basis.

On May 25, 2007, concurrently with entry into its Credit Facility, Verint entered into a receive-variable/pay-fixed interest rate swap agreement with a multinational financial institution on a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the Term Loan and, in part Verint was required to do so by the lenders. This interest rate swap agreement was scheduled to terminate in May 2011 (see Note 14, Derivative and Financial Instruments). The interest rate swap agreement was terminated in July 2010 (see Note 27, Subsequent Events, for disclosures relating to the termination of the interest rate swap agreement).

For the fiscal years ended January 31, 2009 and 2008, Verint incurred $35.2 million and $34.4 million of interest expense, respectively, on borrowings under its Credit Facility. Verint also recorded $1.7 million during the fiscal year ended January 31, 2009 and $1.9 million during the fiscal year ended January 31, 2008 of amortization of deferred debt issuance costs, which is reported within interest expense. Included in deferred debt issuance cost amortization for the fiscal year ended January 31, 2008 was $0.8 million of additional amortization associated with prepayment of the $40.0 million of principal made in July 2007.

The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, dividends and distributions, acquisitions and dispositions of assets, investments and loans, transactions with affiliates, and the nature of business. Accordingly, Verint is precluded from paying cash dividends to CTI, including cash dividends payable under the terms of the preferred stock held by CTI (see Note 24, Related Party Transactions). The Credit Facility also prohibits the Company from exceeding a specified consolidated leverage ratio, tested over rolling four-quarter periods.

The Credit Facility also includes a requirement that Verint submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year, beginning with the financial statements for the fiscal year ended January 31, 2010. On April 27, 2010, Verint entered into an Amendment, Waiver and Consent with the lenders that extended the due date for delivery of audited consolidated financial statements and related documentation for the fiscal year ended January 31, 2010 from May 1, 2010 to June 1, 2010. In consideration for this amendment Verint paid approximately $0.9 million. Verint filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 containing the requisite financial statements on May 19, 2010 and, accordingly, delivered its audited consolidated financial statements to the lenders in compliance with the terms of the amended Credit Facility. Should Verint fail in the future to deliver such audited consolidated financial statements as required, the agreement provides a thirty day period to cure such default, or an event of default occurs.

The Credit Facility contains customary events of default with corresponding grace periods. If an event of default occurs and is continuing, the lenders may terminate and/or suspend their obligations to make loans and issue letters of credit under the Credit Facility and/or accelerate amounts due and/or exercise other rights and remedies. In the case of certain events of default related to insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding loans will become immediately due and payable.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Comverse Ltd. Line of Credit

As of January 31, 2009, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $20.0 million line of credit with a bank to be used for, borrowings, various performance guarantees to customers and vendors, letters of credit and to execute foreign currency transactions in the ordinary course of business. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances of at least $20.0 million with the bank at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2009, Comverse Ltd., had no borrowings under the line of credit, but had utilized the entire capacity under the line of credit of $20.0 million for guarantees and execution of foreign currency transactions (see Note 27, Subsequent Events).

Other than Comverse Ltd.’s requirement to maintain cash balances with the bank as disclosed above, the line of credit has no financial covenant provisions.

Debentures

At February 1, 2005, the Company had $87.3 million aggregate principal amount of 1.5% convertible senior debentures (the “Debentures”) outstanding. On December 1, 2005, the maturity date, the Company paid off all of the outstanding Debentures. Interest expense on the Debentures for the fiscal year ended January 31, 2006 was $1.1 million.

Debt maturities

The Company’s debt maturities are as follows:

Fiscal years ending January 31:
(In thousands)
2010	$423,565
2011	5,249
2012	6,225
2013	6,224
2014	21,224
2015 and thereafter	581,990

$1,044,477

14. DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company entered into derivative arrangements to manage a variety of risk exposures during the fiscal years ended January 31, 2009, 2008, 2007 and 2006, including interest rate risk associated with Verint’s Term Loan and foreign currency risk related to forecasted foreign currency denominated payroll costs at the Company’s Comverse and Verint subsidiaries. The Company did not have significant counterparty credit risk related to its derivative financial instruments for the periods presented.

Interest Rate Swap Agreement

In May 2007, Verint entered into a four-year, receive-variable / pay-fixed $450.0 million notional amount interest rate swap agreement to partially mitigate the risks associated with its Term Loan and, in part, because Verint was required to do so by the lenders. The interest rate swap has the economic effect of modifying the variable interest obligation (three-month LIBOR) associated with a portion of the Term Loan so that the interest payable on that portion is fixed at a rate of 5.18% for a period of four years. This

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

instrument was settled with the counterparty on a quarterly basis and had a scheduled maturity date of May 1, 2011. Verint’s interest rate swap did not meet the requirements for hedge accounting and therefore this derivative was marked-to-market at the end of each accounting period, with all gains or losses, whether realized or unrealized, recognized as a component of “Other (expense) income, net” in the consolidated statements of operations. Net losses recorded on the interest rate swap for the fiscal years ended January 31, 2009 and 2008, were $11.5 million (inclusive of $9.9 million of realized losses and $1.6 million of unrealized losses) and $29.2 million (inclusive of $29.3 million of unrealized losses offset by $0.1 million of realized gain), respectively (see Note 21, Other (Expense) Income, net). These net losses reflect the decline in market interest rates that occurred during the second half of the fiscal year ended January 31, 2008 and which persisted through January 31, 2009. Verint terminated the interest rate swap agreement in July 2010 (see Note 27, Subsequent Events, for disclosures relating to the termination of the interest rate swap agreement).

Forward Contracts

CTI entered into a series of various foreign currency forward contracts to manage the risk attributable to foreign currency exchange rate fluctuations associated with forecasted payroll costs denominated in new Israeli shekel (“NIS”) and the euro against the U.S. dollar (“USD”). These forward contracts did not meet the requirements for hedge accounting and, accordingly, were marked-to-market at the end of each accounting period, with all gains or losses, whether realized or unrealized, recognized in the consolidated statements of operations. Total realized and unrealized gains (losses) on these contracts recognized in the fiscal years ended January 31, 2007 and 2006 was $1.9 million loss and $1.4 million gain, respectively, and is included in “Other (expense) income, net” in the consolidated statements of operations. CTI did not have any forward contracts during the fiscal years ended January 31, 2009 and 2008.

During the fiscal years ended January 31, 2009 and 2008, Comverse entered into a series of short-term foreign currency forward contracts and short-term participating foreign currency forward contracts with a notional value of $91.7 million and $71.6 million, respectively, to limit the variability in exchange rates between USD and NIS to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under SFAS 133 and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of “Accumulated other comprehensive (loss) income” in the consolidated statements of shareholders’ equity. As the payroll expense was recognized in the consolidated statements of operations, the related derivative gain of $4.9 million was reclassified from “Accumulated other comprehensive (loss) income” to the consolidated statements of operations, during the fiscal year ended January 31, 2008 and no amounts were reclassified during the fiscal year ended January 31, 2009.

During the fiscal years ended January 31, 2009 and 2008, Verint entered into short-term currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates primarily relating to payroll costs denominated in currencies other than USD primarily the NIS and Canadian dollar. Most of these foreign currency forward contracts were not designated as hedging instruments, and therefore, gains and losses from changes in their fair values were reported in “Other income (expense), net” in the consolidated statements of operations. Verint realized net losses of $2.1 million and net gains of $1.8 million during the fiscal years ended January 31, 2009 and 2008, respectively, on settlements of foreign currency forward contracts. Verint had $1.9 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2009, with notional amounts totaling $35.9 million. Verint had $0.3 million of unrealized losses on outstanding foreign currency forward contracts as of January 31, 2008, with notional amounts totaling $11.7 million. With the exception of Verint’s interest rate swap, all derivatives outstanding as of January 31, 2009 are short-term in nature and are due to contractually settle within the next twelve months.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The following table summarizes the Company’s derivative positions, fair value, and where the related gains and losses were reported:

January 31, 2009
(In thousands)			Gain/(Loss) Recognized In
Type of Derivative	Notional Amount	Fair Value	Selling, General, and Administrative	Other Income/(Expense)
Assets

Derivatives designated as hedging instruments
Short-term foreign currency forward	$3,921	$146	$—	$—

Total assets		$146	$—	$—

Liabilities

Derivatives not designated as hedging instruments
Short-term interest rate swap (1)		$14,851	$—	$(3,354)
Short-term foreign currency forward	32,000	2,000	—	(3,101)
Long-term interest rate swap (1)		18,263	—	(8,136)

Derivatives designated as hedging instruments
Short-term foreign currency forward	91,688	3,086	—	—

Total liabilities		$38,200	$—	$(14,591)

January 31, 2008
(In thousands)			Gain/(Loss) Recognized In
Type of Derivative	Notional Amount	Fair Value	Selling, General, and Administrative	Other Income/(Expense)
Assets

Derivatives designated as hedging instruments
Participating Forward	$—	$—	$4,913	$445

Total assets		$—	$4,913	$445

Liabilities

Derivatives not designated as hedging instruments
Short-term interest rate swap (1)		$8,525	$—	$(8,287)
Short-term foreign currency forward	11,728	300	—	1,553
Long-term interest rate swap (1)		21,040	—	(20,939)

Total liabilities		$29,865	$—	(27,673)

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

January 31, 2007
(In thousands)			Gain/(Loss) Recognized In
Type of Derivative	Notional Amount	Fair Value	Selling, General, and Administrative	Other Income/(Expense)
Assets

Derivatives not designated as hedging instruments
Short-term foreign currency forward	$—	$—	$—	$515

Total assets		$—	$—	$515

Liabilities

Derivatives not designated as hedging instruments
Short-term foreign currency forward	$—	$—	$—	$(2,409)

Total liabilities		$—	$—	$(2,409)

January 31, 2006
(In thousands)			Gain/(Loss) Recognized In
Type of Derivative	Notional Amount	Fair Value	Selling, General, and Administrative	Other Income/(Expense)
Liabilities

Derivatives not designated as hedging instruments
Short-term foreign currency forward	$—	$—	$—	$2,055
Short-term foreign currency forward	54,313	640	—	(640)

Total liabilities		$640	$—	$1,415

(1)	The total notional amount of the interest rate swap was $450,000.

There were no derivative financial instruments that qualified for hedge accounting treatment during the fiscal years ended January 31, 2007 and 2006. The components of other comprehensive (loss) income related to cash flow hedges are as follows:

	Fiscal years ended January 31,
	2009	2008
	(In thousands)

Accumulated OCI related to cash flow hedges, beginning of year	$—	$—
Unrealized (losses) gains on cash flow hedges	(2,985)	4,913
Reclassification adjustment for (gains) losses included in net (loss) income	—	(4,913)

Unrealized (losses) on cash flow hedges, before tax	(2,985)	—
Other comprehensive income attributable to minority interest holders	(43)	—
Deferred income tax (provision) benefit	—	—

Unrealized (losses) on cash flow hedges, net of tax	(3,028)	—

Accumulated OCI related to cash flow hedges, end of year	$(3,028)	$—

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is estimated by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following table presents financial instruments according to the fair value hierarchy as defined in SFAS 157 as of January 31, 2009:

	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
	(In thousands)
Financial Assets:
U.S. government corporation and agency bonds	$148,031	$75,224	$—	$223,255
Auction rate securities	—	—	120,265	120,265
Derivative assets	—	146	—	146

	$148,031	$75,370	$120,265	$343,666

Financial Liabilities:
Derivative liabilities	$—	$38,200	$—	$38,200

	$—	$38,200	$—	$38,200

The following table is a summary of changes in the fair value of the level 3 financial assets, consisting of ARS, during the fiscal year ended January 31, 2009:

Level 3 Financial Assets
(In thousands)
Balance at January 31, 2008	$214,689
Purchases, sales, issuances and settlements, net	(20,593)
Impairment charges	(86,475)
Unrealized gains	12,644

Balance at January 31, 2009	$120,265

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The following table presents the fair value of financial instruments as of January 31, 2009, 2008, 2007 and 2006 which are carried at historical cost in the consolidated balance sheets.

	January 31,
	2009		2008		2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
UBS Put	$13,585	$17,080	$—	$—	$—	$—	$—	$—

Liabilities:
Credit Facility	$620,912	$374,900	$610,000	$583,000	$—	$—	$—	$—
Convertible Debt Obligations	419,477	411,185	419,494	452,508	419,647	498,855	419,759	649,577

The carrying amounts of cash and cash equivalents, bank time deposits, restricted cash, accounts receivable, bank loans, other debt, and accounts payable are reasonable estimates of their fair values.

The UBS Put was recorded at inception at its fair value of $13.6 million. The Company has determined the fair value of the UBS Put was $17.1 million at January 31, 2009 using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. In determining the market interest yield curve, the Company considered the credit rating of UBS (see Note 4, Investments).

The fair value of the long-term portion of the Term Loan at January 31, 2009 and 2008 is estimated to be $359.9 million and $583.0 million, respectively. These estimates are based upon pricing used in trades of portions of the loan in the secondary market at or near January 31, 2009 and 2008, respectively. As of January 31, 2009, the carrying amount of the revolving credit facility of $15.0 million is a reasonable estimate of its fair value.

The carrying amount reported in the consolidated balance sheet as of January 31, 2009 for the Convertible Debt Obligations is $419.5 million. The Company has determined their fair value to be $411.2 million at January 31, 2009, utilizing quoted market prices of its common stock over a trailing three months because of low trading volumes.

16. LEASES

The Company leases office and warehouse space, as well as certain equipment and vehicles, under non-cancelable operating leases. Gross rent expense was $46.3 million, $47.9 million, $42.3 million and $31.0 million in the fiscal years ended January 31, 2009, 2008, 2007 and 2006, respectively. Sublease income was $4.3 million, $5.0 million, $2.5 million and $3.0 million, in the fiscal years ended January 31, 2009, 2008, 2007 and 2006, respectively.

The majority of the Company’s leases include options that allow it to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below- or above-market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The Company has entered into various sub-lease agreements to lease excess space. As of January 31, 2009, the minimum annual rent obligations (excluding taxes, maintenance and other pass-throughs), sublease income to be received under non-cancelable subleases, and minimum net rentals of the Company are as follows for the fiscal years ending January 31:

(In thousands)	Minimum Lease Commitments	Noncancelable Subleases	Minimum Net Rentals
2010	$47,626	$(4,292)	$43,334
2011	43,290	(1,868)	41,422
2012	22,557	(1,725)	20,832
2013	18,731	(1,672)	17,059
2014	13,075	(1,672)	11,403
2015 and thereafter	20,614	(1,672)	18,942

	$165,893	$(12,901)	$152,992

17. OTHER LONG-TERM LIABILITIES

Other long-term liabilities as of January 31, 2009, 2008, 2007 and 2006 consist of the following:

	January 31,
	2009	2008	2007	2006
	(In thousands)
Shareholder class action settlement	$164,000	$165,000	$165,000	$—
Liability for severance pay	59,610	66,111	55,991	44,494
Interest rate swap	18,263	21,040	—	—
Shareholder derivative action settlement	9,350	9,350	9,350	—
Long-term workforce reduction and restructuring	4,293	7,377	8,829	11,380
Tax contingencies	104,917	142,366	42,962	32,449
Stock-based compensation liability	701	4,739	10,687	—
Lease termination liability	1,038	1,844	580	1,709
Deferred rent	3,295	1,918	2,178	1,133
Long-term notes payable	1,253	2,896	3,153	2,913
Other long-term liabilities	6,197	7,588	11,350	3,137

	$372,917	$430,229	$310,080	$97,215

Severance

Under Israeli law, the Company is obligated to make severance payments to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The gross severance liability as of January 31, 2009, 2008, 2007 and 2006 is $59.6 million, $66.1 million, $56.0 million and $44.5 million, respectively. A portion of such liability is funded by monthly deposits into insurance policies. The amount of deposits is classified in “Other assets” as severance pay fund in the amounts of $36.9 million, $43.2 million, $37.0 million and $32.0 million for the fiscal years ended January 31, 2009, 2008, 2007 and 2006, respectively (see Note 10, Other Assets).

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

18. RESEARCH AND DEVELOPMENT ARRANGEMENTS

A significant portion of the Company’s research and development operations are located in Israel, where certain of the Company’s subsidiaries derive benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities in Israel. Certain of the Company’s research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the “OCS”) under which the funding organization reimburses a portion of the Company’s research and development expenditures under approved project budgets. Certain of the Company’s subsidiaries accrue royalties to the OCS based on the sale of products incorporating technology successfully developed under the OCS program up to the amount of such funding. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on the ability to transfer technology, know-how and manufacture OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay significantly increased royalties or a redemption fee calculated according the regulations.

The Company’s gross research and development expenses for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 were $352.0 million, $384.4 million, $358.6 million, and $253.1 million, respectively. Amounts reimbursed by the OCS for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 were $6.6 million, $7.5 million, $6.9 million and $8.9 million, respectively, which were recorded as a reduction of “Research and development.”

On July 31, 2006, Verint exited the royalty-bearing program and the OCS agreed to accept a lump sum payment of approximately $36.0 million to settle the estimated royalty obligations under this program. Prior to the settlement, Verint accrued approximately $16.8 million of royalties and related interest due under the original terms of the program through charges to “Product costs” in the corresponding periods of the related revenue, net of previous royalty payments. Verint recorded a charge of approximately $19.2 million as a component of “Product costs” for the remaining amount of the lump sum settlement in excess of royalties previously accrued in the consolidated balance sheets which were recorded as a component of “Other current liabilities” and “Other long-term liabilities.” In conjunction with this settlement, Verint entered into a new funding program in the fiscal year ended January 31, 2007. Subsequent to January 31, 2007, the Company did not have any significant royalty-bearing obligations to the OCS.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

19. STOCK-BASED COMPENSATION

Stock-based compensation expense associated with awards made by CTI and its subsidiaries are included in the Company’s consolidated statements of operations as follows:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
	(In thousands)
Stock options:
Product costs	$402	$550	$2,491	$59
Service costs	4,672	6,138	16,032	338
Selling, general and administrative	17,288	27,206	79,847	1,906
Research and development	6,069	6,939	23,330	298

	28,431	40,833	121,700	2,601

Restricted/Deferred stock awards:
Product costs	381	66	22	2
Service costs	811	299	109	7
Selling, general and administrative	22,894	21,061	5,752	5,109
Research and development	2,459	1,215	476	31

	26,545	22,641	6,359	5,149

Total	$54,976	$63,474	$128,059	$7,750

Consolidated stock-based compensation expense consists of expense recognized for awards related to separate CTI, Verint, Ulticom and Starhome stock incentive plans. The following table presents the Company’s stock-based compensation expense included in the consolidated statements of operations based on the underlying subsidiary plans for the fiscal years ended January 31, 2009, 2008, 2007 and 2006:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
	(In thousands)
Stock options:
CTI (1,2)	$5,156	$15,300	$104,510	$2,345
Verint (3)	20,027	22,319	13,391	23
Ulticom	1,416	1,912	3,057	(11)
Starhome	1,832	1,302	742	244

	28,431	40,833	121,700	2,601

Restricted / Deferred stock awards:
CTI	10,292	13,141	2,796	4,009
Verint (3)	15,948	9,229	3,390	1,137
Ulticom	305	271	173	3

	26,545	22,641	6,359	5,149

Total	$54,976	$63,474	$128,059	$7,750

(1)	Stock options to purchase CTI’s common stock were awarded to employees of CTI’s subsidiaries, including employees of Verint, Ulticom and Starhome. Accordingly, the related stock-based compensation expense has been recognized in the respective subsidiary statements of operations.

(2)	Stock-based compensation expense related to stock options to purchase CTI’s common stock for the fiscal year ended January 31, 2007 includes $69.6 million related to modifications of awards reflecting additional time to exercise such options afforded employees whose employment terminated during the restricted period as described in the section set forth below entitled “–Restricted Period.”

(3)	Verint’s stock-based compensation expense consists of stock options to purchase Verint common stock, Verint phantom stock units, and Verint restricted stock awards and restricted stock units.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The Company and its subsidiaries recognized excess tax benefits realized from the exercise of share-based payment awards of $0.3 million and $8.1 million during the fiscal years ended January 31, 2007 and 2006. The Company and its subsidiaries did not recognize excess tax benefits during the fiscal years ended January 31, 2009 and 2008.

The following is a discussion of the material stock-based compensation plans of the Company.

CTI Plans

Overview of CTI’s Stock Incentive Plans

CTI granted stock options, restricted stock and deferred stock units (“DSUs”) awards under its various stock incentive plans during the fiscal years ended January 31, 2009, 2008, 2007 and 2006. The plans generally permit the issuance of incentive and non-qualified stock options, DSU awards, restricted stock and stock appreciation rights (“SARs”) to employees, officers and directors of CTI and its subsidiaries and expire in ten years. These plans generally dictate that unexercised options expire within 90 days of termination of service from the Company. Stock options which are designated as “incentive stock options” under the plans may be granted with an exercise price of not less than the fair market value of the underlying shares on the date of grant and are subject to certain limitations specified in Section 422 of the Internal Revenue Code. Stock options that are not intended to qualify as incentive stock options may be granted at a price below fair market value. The stock options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. Stock options generally vest over a four-year period from the date of grant with the right to exercise up to a maximum term of ten years for all stock options granted. The stock-based compensation expense is recognized on a straight-line basis over the life of vesting period, reduced by estimated forfeitures. Upon exercise of stock options, issuance of restricted stock and DSU awards, or issuance of shares under the stock incentive plans, CTI issues authorized but unissued common stock unless treasury stock is available.

1996 Stock Option Plan

CTI’s 1996 Stock Option Plan provided that stock options that qualify as incentive stock options under Section 422A of the Internal Revenue Code may be granted to key employees and non-qualifying options may be granted to other employees, independent contractors or directors of the Company. The plan authorized up to 3 million shares of CTI’s common stock to be granted. The plan provided that for qualified awards the exercise price was based on fair value of CTI’s common stock at the date of the grant, except for the individuals who hold 10 percent or more interest in CTI, for whom the exercise price should not be less than 110 percent of the share price. The plan also provided that for non-qualified awards, the exercise price was not to be lower than $0.10 per share. The plan was terminated in October 2006.

1997 and 1999 Stock Incentive Compensation Plans

CTI’s 1997 and 1999 Stock Incentive Compensation Plans, authorized the granting of awards in the form of stock options, both qualified and non-qualified, as well as CTI’s common stock in the form of DSU and restricted stock awards. Additionally, the plan provided that SARs may be issued to any officer or other key employee of the Company. The plans authorized up to 7.5 and 7.0 million shares or options, respectively, to purchase shares of CTI’s common stock to be granted. The plans provided that for qualified awards the exercise price was based on fair value of CTI’s common stock at the date of the grant, except for the individuals who hold 10 percent or more interest in CTI, for whom the exercise price should not be less than 110 percent of the share price. The plans also provided that the exercise price for the non-qualified awards in the form of stock options may be less than the fair market value of CTI’s common stock at the date of the grant as determined by the compensation committee. The plans were terminated in November 2007 and May 2009, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

2000, 2001, 2004 and 2005 Stock Incentive Compensation Plans

CTI’s 2000, 2001, 2004 and 2005 Stock Incentive Compensation Plans are currently in place. These plans authorize the granting of awards in the form of stock options, both qualified and non-qualified, as well as CTI’s common stock in the form of DSU and restricted stock awards. Additionally, the plans provide that SARs may be issued to any officer or other key employee of the Company. The plans authorize up to 9.0, 9.7, 2.5 and 6.0 million shares or options, respectively, to purchase shares of CTI’s common stock to be granted. The plans have a maximum term of 10 years and are scheduled to expire in 2010, 2011, 2014 and 2015, respectively. The plans provide that for qualified awards the exercise price be based on fair value of CTI’s common stock at the date of the grant, except for the individuals who hold 10 percent or more interest in CTI, for whom the exercise price should not be less than 110 percent of the share price. The plans also provided that the exercise price for the non-qualified awards in the form of stock options may be less than the fair market value of CTI’s common stock at the date of the grant, as determined by the compensation committee of CTI’s Board of Directors, provided that the discount is expressly granted in lieu of a reasonable amount of salary or bonus and the discount shall not exceed 15 percent of the fair market value of CTI’s common stock at the date of the grant.

From April 17, 2006 through January 31, 2009, CTI did not grant any stock options to purchase CTI’s common stock or restricted stock, but did grant DSU awards.

Previously, under the CTI Employee Stock Purchase Plan, all employees who had completed three months of employment were entitled, through payroll deductions of up to 10% of their base salary, to purchase shares of CTI’s common stock. The plan was terminated effective April 1, 2005.

Restricted Period

As a result of CTI’s inability to be current in its periodic reporting obligations under the federal securities laws since April 2006, CTI has been ineligible to use its registration statements on Form S-8 for the offer and sale of equity securities, including stock options to employees. Consequently, to ensure that it does not violate applicable securities laws, CTI prohibited the exercise of vested stock options from April 2006, until such time, as it was determined that it is current in its periodic reporting obligations and has an effective registration statement on Form S-8 on file with the SEC. This period is referred to as the “restricted period.”

April 2006 Modification

During the restricted period, certain employees left the Company whose vested stock options lapsed as a result of the prohibition on exercise of the stock options during the plan-mandated post-employment exercise period. In order to accommodate these former employees, the Company extended their exercise rights with respect to their vested stock options until the later to occur of (i) 90 days after the date of his or her termination of employment, or (ii) 30 days after the restricted period has expired. However, this accommodation did not extend any stock option’s term beyond its contractual termination date; typically ten years after the date of grant. The Company accounted for the additional time to exercise afforded to these employees as modifications of the original awards on the date the restricted period commenced. Certain individuals who received additional time to exercise were terminated employees at the time of the

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

modification. Their modifications were accounted for using the liability method of accounting. The resulting modification expense for the fiscal year ended January 31, 2007 was $69.6 million, including $1.2 million related to modifications accounted for using the liability method. This is referred to as the “April 2006 Modification.”

July 2006 Modification

Consistent with its commitment to employees and upon approval by its board of directors, CTI voluntarily compensated, in cash, current employees holding in-the-money options whose original 10-year terms expired during the restricted period, resulting in a modification charge. For the fiscal year ended January 31, 2007, additional compensation expense of $10.4 million was recognized for this modification. Subsequent changes in fair value of these awards in the fiscal year ended January 31, 2008 and 2009 reduced the Company’s liability and compensation expense by $3.6 million and $3.9 million, respectively. CTI made cash payments for expired stock options of $1.9 million, $1.0 million and $1.4 million during the fiscal years ended January 31, 2009, 2008 and 2007, respectively. This is referred to as the “July 2006 Modification.”

Liability Awards

Primarily as a result of the aforementioned decision made during the restricted period to settle in cash expired CTI options held by current employees and the modification of certain CTI awards held by employees terminated before the April 2006 Modification, but who could still exercise their awards as of the April 2006 Modification, such awards were accounted for under the liability method of accounting. Under the liability method, CTI measures the award at each balance sheet date based on its estimated fair value. Compensation expense for each period thereafter is based on the change in fair value of the award. At January 31, 2009, 2008, 2007 and 2006, the Company had a liability related to these awards of $0.7 million, $6.9 million, $11.5 million and $0.5 million, respectively. Related stock-based compensation expense for the fiscal years ended January 31, 2009, 2008, 2007 and 2006, includes expense (credits) of $(3.7) million, $(3.6) million, $11.2 million and $0.5 million, respectively, related to CTI’s liability awards. As of January 31, 2009, the liability for these awards was substantially settled.

Restricted Awards

CTI grants restricted stock and DSU awards subject to vesting provisions (collectively, “Restricted Awards”) to certain key employees. For the fiscal years ended January 31, 2009, 2008, 2007 and 2006, CTI granted Restricted Awards valued at $16.8 million, $14.3 million, $10.2 million and $8.4 million, respectively, based on the fair market value of CTI’s common stock on the date of grant. CTI’s stock-based compensation associated with Restricted Awards, net of credits for forfeitures, for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 was $10.3 million, $13.1 million, $2.8 million and $4.0 million, respectively, and was primarily included in “Selling, general and administrative” in the consolidated statements of operations.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

As of January 31, 2009, 12,898,673 stock options to purchase CTI’s common stock and 1,364,447 restricted awards were outstanding and 9,961,202 shares were available for future grant under CTI’s Stock Incentive Compensation Plans. The following table summarizes exercisable options and vested Restricted Awards:

	Stock Options Exercisable			Restricted Awards Vested
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Shares/ Units	Weighted Average Grant Date Fair Value
January 31, 2009	12,576,904	$17.97	4.3	418,356	$19.49
January 31, 2008	11,815,887	$18.08	5.1	606,754	$20.85
January 31, 2007	10,598,916	$17.01	5.5	90,575	$22.45
January 31, 2006	13,539,302	$14.34	5.0	157,150	$16.79

At January 31, 2009, CTI was committed to issue 173,948 shares to restricted award holders who elected deferred delivery of their vested awards.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The following table presents the combined activity of all the CTI stock incentive plans for the fiscal years ended January 31, 2009, 2008, 2007 and 2006:

		Outstanding Options		Nonvested Restricted/Deferred Stock
	Shares Available for Grant	Shares (9)	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Balance, January 31, 2005 (as reported)	4,333,276	22,603,387	$—	641,400	$—
Prior Period Adjustments (1)	22,551	(19,244)	—	—	—

Balance, January 31, 2005 (as adjusted)	4,355,827	22,584,143	15.38	641,400	20.52
Additional shares authorized	6,000,000	—	—	—	—
Plan shares expired	(2,121)	—	—	—	—
Options granted (2)	(3,720,631)	3,720,631	24.07	—	—
Options expired	—	(64,141)	101.49	—	—
Options forfeited	680,046	(680,046)	18.68	—	—
Options canceled	81,943	(81,943)	41.75	—	—
Options exercised (3)	—	(3,572,964)	11.60	—	—
Restricted stock awards granted	(342,031)	—	—	342,031	24.61
Restricted/deferred shares vested (4)	—	—	—	(157,150)	16.79

Balance, January 31, 2006	7,053,033	21,905,680	17.02	826,281	22.92
Plan shares expired	(234,841)	—	—	—	—
Options expired	—	(243,046)	27.76	—	—
Options canceled (5)	4,548,465	(4,548,465)	11.45	—	—
Options forfeited (5)	1,347,384	(1,347,384)	21.55	—	—
Options exercised (3)	—	(940,183)	12.23	—	—
Deferred shares granted	(530,000)	—	—	530,000	19.30
Restricted/deferred shares vested (4)	—	—	—	(90,575)	22.45
Restricted/deferred shares forfeited (5)	442,067	—	—	(442,067)	22.42

Balance, January 31, 2007	12,626,108	14,826,602	18.44	823,639	20.92
Plan shares expired	(2,337,195)	—	—	—	—
Options expired	—	(534,995)	10.99	—	—
Options canceled(5)	303,251	(303,251)	12.20	—	—
Options forfeited	682,502	(682,502)	22.54	—	—
Deferred shares granted	(680,085)	—	—	680,085	20.99
Restricted/deferred shares vested (4)	—	—	—	(606,754)	20.85
Restricted/deferred shares forfeited	218,639	—	—	(218,639)	22.01

Balance, January 31, 2008	10,813,220	13,305,854	18.68	678,331	20.70
Plan shares expired	(5,418)	—	—	—	—
Options granted(10)	(920,146)	920,146	8.92	—	—
Options expired	—	(149,309)	10.95	—	—
Options canceled(10)	920,146	(920,146)	16.60	—	—
Options forfeited	257,872	(257,872)	23.55	—	—
Deferred shares granted	(1,174,472)	—	—	1,174,472	14.28
Restricted/deferred shares vested	—	—	—	(418,356)	19.49
Restricted/deferred shares forfeited	70,000	—		(70,000)	15.65

Balance, January 31, 2009 (6)(7)(8)	9,961,202	12,898,673	$18.12	1,364,447	$15.81

(1)	See Note 3, Prior Period Adjustments for an explanation of prior period adjustments.

(2)	See “Fair Value Assumptions” below for information about the stock options to purchase CTI’s common stock granted in the fiscal year ended January 31, 2006.

(3)	The total intrinsic value of stock options to purchase CTI’s common stock exercised during the fiscal years ended January 31, 2007 and 2006 was $12.9 million and $50.7 million, respectively. CTI received $11.5 million in cash with no associated tax benefit during the fiscal year ended January 31, 2007 and $41.5 million in cash with a $4.5 million tax benefit realized during the fiscal year ended January 31, 2006, associated with the exercise of stock options.

(4)	The total fair value of Restricted Awards vested during the fiscal years ended January 31, 2009, 2008, 2007 and 2006 was $8.2 million, $12.6 million, $2.0 million and $2.6 million, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

(5)	On August 17, 2006, the Company announced that it was providing notice to Jacob “Kobi” Alexander, its former Chairman of the Board and Chief Executive Officer, David Kreinberg, its former Executive Vice President and Chief Financial Officer and William Sorin, a former director and CTI’s former General Counsel, revoking all vested and unvested unexercised options, restricted awards and any other equity compensation previously granted. As a result, the Company forfeited 749,834 nonvested stock options to purchase CTI’s common stock, canceled 4,522,169 vested stock options to purchase CTI’s common stock, and 407,067 shares of nonvested Restricted Awards in the third quarter of the fiscal year ended January 31, 2007.

(6)	The outstanding stock options at January 31, 2009 include 321,769 nonvested shares with a weighted-average grant date fair value of $7.93, an expected term of 4.4 years and a total fair value of $2.6 million. The total unrecognized compensation cost related to the remaining nonvested shares was $2.3 million and is expected to be recognized over a weighted average period of 0.7 years.

(7)	As of January 31, 2009, the unrecognized compensation expense related to nonvested Restricted Awards was $16.3 million and is expected to be recognized over a weighted-average period of 1.9 years.

(8)	As of January 31, 2009, options to purchase an aggregate of 12,576,904 shares of CTI’s common stock were vested and exercisable under the plans.

(9)	The total fair value of options vested was $9.3 million, $20.8 million, $27.4 million and $32.5 million during the fiscal years ended January 31, 2009, 2008, 2007 and 2006, respectively.

(10)	During the fiscal year ended January 31, 2009, CTI canceled 920,146 stock options that were granted in previous years and replaced them during the same fiscal year to address Internal Revenue Code Section 409A non-compliance associated with previously backdated stock options which were vested and remained unexercised after December 31, 2004.

The following table summarizes information about CTI’s stock options as of January 31, 2009:

	Fiscal Year Ended January 31, 2009
	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$00.01 - $05.60	649,590	4.6	$5.53	649,590	$5.53	4.6
$05.61 - $10.52	3,770,986	2.2	$10.17	3,770,986	$10.17	2.2
$10.53 - $20.62	3,192,081	4.4	$16.53	3,192,081	$16.53	4.4
$20.63 - $23.69	2,512,374	5.8	$22.47	2,507,624	$22.47	5.7
$23.70 - $46.50	2,548,330	6.4	$25.02	2,231,311	$25.15	6.4
$46.51 - $98.11	225,312	1.8	$83.51	225,312	$83.51	1.8

	12,898,673			12,576,904

As of January 31, 2009, the aggregate intrinsic value was $0.5 million for both outstanding and exercisable stock options.

Fair Value Assumptions

CTI estimated the fair value of stock options on the date of grant or modification utilizing the Black-Scholes option valuation model. Assumptions for all grants and significant modifications are detailed below.

There were no new CTI stock options granted during the fiscal years ended January 31, 2008 and 2007. The weighted average fair value of $8.13 of the stock options granted during the fiscal year ended January 31, 2006 were determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 32.5%; risk-free interest rate of 4.3%; expected life of 4.4 years; and expected dividend yield of 0%. The fair value of the awards modified in the April 2006 Modification was $10.93 as determined using a Black-Scholes option pricing model with the following weighted average assumptions: 35.19% implied volatility of CTI shares applying a 10 day trailing average as of April 26, 2006 for at-the-money options with the longest time of maturity; risk free interest rate of 5.02%, expected life of 4.76 years and an expected dividend yield of 0%.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The fair value assumptions for the July 2006 Modification for the period July 2006 through January 31, 2009 were as follows:

	Minimum	Maximum
Risk-Free Rate	0.51%	5.18%
Volatility	25.64%	48.81%
Expected Term	0.04	4.39
Market Value	$6.32	$22.68

CTI based the risk-free interest rate on the implied yields on U.S. Treasury zero-coupon issues with an equivalent remaining term at the time of grant.

CTI used the implied volatility approach because it believes that implied volatility is a better indicator of expected volatility as it is generally reflective of both historical volatility and the expectation of how future volatility will differ from historical volatility. CTI used options that were traded on an exchange to estimate the implied volatility of its stock.

Subsequent to February 1, 2007, CTI could not determine its implied volatility because trading on its options ceased due to the delisting of its common stock from NASDAQ. As such, historical price stock volatility was used as a proxy of expected volatility. When there is sufficient volume trading on its traded options, CTI will revert back to using implied volatility.

The expected life represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns. The assumption for dividend yield is zero because CTI has not historically paid dividends nor does it expect to do so in the foreseeable future.

Verint Plans

Overview of Verint’s Stock Incentive Plans

Verint, a consolidated subsidiary of CTI, whose common stock is publicly traded, granted stock options and restricted stock under its various stock incentive plans. The plans generally permit the issuance of awards of deferred stock, Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”), incentive and non-qualified stock options, and SARs to Verint’s employees, directors and consultants. Awards granted under the plans are generally subject to multi-year vesting periods and generally expire 10 years or less after the date of grant. Verint recognizes compensation expense for awards on a straight-line basis over the life of the vesting period, reduced by estimated forfeitures. Upon exercise of stock options, issuance of restricted stock, or issuance of shares under the plans, Verint will issue authorized but unissued common stock unless treasury shares are available.

As of January 31, 2009, 5,225,246 stock options to purchase shares of Verint Systems’ common stock were outstanding and 4,372,927 shares were available for future grants under Verint’s stock incentive plans.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Restricted Period

As a result of Verint’s inability to be current in its periodic reporting obligations under the federal securities laws since April 2006, Verint has been ineligible to use its registration statements on Form S-8 for the offer and sale of equity securities, including stock options to employees. Consequently, Verint prohibited the exercise of vested stock options since April 2006. As such, Verint modified grants held by terminated employees by extending the time a terminated employee would normally have to exercise vested stock option awards. The modification was communicated to the employees at the time of their termination. Verint accounted for the additional time to exercise afforded to these employees as modifications of the original awards on the date of each employee termination. The resulting modification expense for the fiscal years ended January 31, 2009, 2008 and 2007 was $0.7 million, $1.7 million and $2.9 million, respectively.

For the fiscal year ended January 31, 2007, Verint recorded an excess tax benefit of $0.1 million, as financing cash flow as required by SFAS No. 123(R). No excess tax benefits were recorded for the fiscal years ended January 31, 2009, 2008 and 2006. The excess tax benefits represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits.

Restricted Awards

Verint grants restricted stock under its plans, which includes grants of RSAs and RSUs. The principal difference between these instruments is that RSUs are not shares of Verint Systems’ common stock and do not have any of the rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of Verint Systems’ common stock. Both RSAs and RSUs are subject to certain restrictions and forfeiture provisions prior to vesting.

The unrecognized compensation expense related to unvested RSAs and RSUs expected to vest as of January 31, 2009 was approximately $22.2 million with remaining weighted average vesting periods of approximately 0.78 years, and 1.40 years, respectively, over which such expense is expected to be recognized. The total fair value of restricted stock awards and units vested during the fiscal years ended January 31, 2009, 2008, 2007, and 2006 is $2.9 million, $6.7 million, $1.6 million, and $0.8 million, respectively.

The following table summarizes Verint’s exercisable options and vested restricted awards:

	Stock Options Excercisable			Restricted Awards Vested
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Shares/Units	Weighted Average Grant Date Fair Value
January 31, 2009	4,461,275	$22.42	3.0	84,629	$33.98
January 31, 2008	3,662,774	$21.17	3.9	202,550	$32.85
January 31, 2007	2,081,189	$20.57	5.0	50,675	$30.77
January 31, 2006	1,393,995	$17.59	5.4	36,350	$23.00

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The following table presents the combined activity of all the Verint stock incentive plans for the fiscal years ended January 31, 2009, 2008, 2007, and 2006:

	Shares Available for Grant	Outstanding Options		Nonvested Restricted Awards
		Shares (7)	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Balance, January 31, 2005 (as reported)	2,013,823	3,687,839	$21.57	137,700	$28.72
Prior Period Adjustments (1)	(1,431)	1,431	—	—	—

Balance, January 31, 2005 (as adjusted)	2,012,392	3,689,270	21.57	137,700	28.72
Options granted	(227,000)	227,000	34.34	—	—
Options expired	2,330	(2,330)	16.97	—	—
Options forfeited	171,222	(171,222)	25.73	—	—
Options exercised (2)	—	(591,444)	13.49	—	—
Restricted awards granted	(315,700)	—	—	315,700	34.40
Restricted awards vested (3)	—	—	—	(36,350)	23.00

Balance, January 31, 2006	1,643,244	3,151,274	23.78	417,050	33.52
Options expired	3,154	(3,154)	17.83	—	—
Options forfeited	121,303	(121,303)	30.80	—	—
Options exercised (2)	—	(23,528)	16.22	—	—
Restricted awards vested (3)	—	—	—	(50,675)	30.77
Restricted awards forfeited	12,050	—	—	(12,050)	34.40

Balance, January 31, 2007	1,779,751	3,003,289	23.56	354,325	33.88
Additional shares authorized	6,573,010	—	—	—	—
Options granted	(3,064,662)	3,064,662	20.24	—	—
Options expired	7,074	(7,074)	8.56	—	—
Options forfeited	326,210	(326,210)	24.16	—	—
Restricted awards granted	(1,215,158)	—	—	1,215,158	28.64
Restricted awards vested (3)	—	—	—	(202,550)	32.85
Restricted awards forfeited	99,268	—	—	(99,268)	29.21

Balance, January 31, 2008	4,505,493	5,734,667	21.77	1,267,665	29.39
Options expired	213,599	(213,599)	5.94	—	—
Options forfeited	295,822	(295,822)	22.40	—	—
Restricted awards granted	(865,359)	—	—	865,359	18.07
Restricted awards vested (3)	—	—	—	(84,629)	33.98
Restricted awards forfeited	217,319	—	—	(217,319)	23.91
Others (8)	6,053	—	—	(110)	—

Balance, January 31, 2009 (4) (5) (6)	4,372,927	5,225,246	$22.36	1,830,966	$24.48

(1)	See Note 3, Prior Period Adjustments for an explanation of prior period adjustments.

(2)	The total intrinsic value of stock options to purchase Verint Systems’ common stock exercised during the fiscal years ended January 31, 2007 and 2006 was $0.5 million and $14.7 million, respectively. Verint Systems received $0.4 million and $8.0 million in cash and realized associated tax benefits of $0.1 million and $3.6 million during the fiscal years ended January 31, 2007 and 2006, respectively, associated with the exercise of stock options.

(3)	The total fair value of restricted shares vested during the fiscal years ended January 31, 2009, 2008, 2007 and 2006 was $2.9 million, $6.7 million, $1.6 million, $0.8 million, respectively.

(4)	The outstanding stock options to purchase Verint Systems’ common stock at January 31, 2009 include 763,971 nonvested shares with a weighted-average grant date fair value of $14.75, an expected term of 1.5 years and a total fair value of $11.3 million. The total unrecognized compensation cost related to the remaining nonvested shares was $9.9 million and is expected to be recognized over a weighted average period of 1.5 years.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

(5)	As of January 31, 2009, the unrecognized compensation expense related to nonvested RSAs and RSUs was $22.2 million and is expected to be recognized over a weighted-average period of 0.8 and 1.4 years, respectively.

(6)	As of January 31, 2009, stock options to purchase an aggregate of 4,461,275 shares of Verint Systems’ common stock were vested and currently exercisable under the plans.

(7)	The total fair value of vested stock options to purchase Verint Systems’ common stock was $68.3 million, $52.7 million, $26.6 million and $15.3 million during the fiscal years ended January 31, 2009, 2008, 2007 and 2006, respectively.

(8)	Others includes an addition of 8,485 shares and a deduction of 2,542 shares of Verint Systems’ common stock cancelled from one of Verint’s stock incentive plans that are not available for grant.

The following table summarizes information about Verint’s stock options as of January 31, 2009:

	Fiscal Year Ended January 31, 2009
	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$4.46 - $14.26	530,662	1.47	$8.49	530,662	$8.49	1.47
$14.90 - $17.00	628,670	2.86	$16.54	628,670	$16.54	2.86
$17.06 - $18.00	575,410	1.85	$17.79	446,464	$17.76	1.85
$18.18 - $19.16	552,627	2.08	$18.73	391,078	$18.71	2.08
$19.39 - $21.75	631,164	1.86	$21.08	466,681	$21.03	1.86
$22.11 - $23.95	936,182	3.13	$23.44	718,219	$23.30	3.13
$25.01 - $32.16	315,500	3.61	$28.81	256,470	$28.84	3.61
$34.40 - $34.40	146,750	6.57	$34.40	114,750	$34.40	6.57
$35.11 - $35.11	884,281	4.64	$35.11	884,281	$35.11	4.64
$37.99 - $37.99	24,000	6.64	$37.99	24,000	$37.99	6.64

	5,225,246			4,461,275

As of January 31, 2009, the aggregate intrinsic value was $0.1 million for both outstanding and exercisable stock options.

Fair Value Assumptions

The weighted average fair value of $19.03 of stock options granted during the fiscal year ended January 31, 2006 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 55%; risk-free interest rate of 4.27%; expected life of 5.86 years; and expected dividend yield of 0%.

In connection with Verint’s acquisition of Witness on May 25, 2007, stock options to purchase Witness common stock were converted into stock options to purchase approximately 3.1 million shares of Verint System’s common stock.

Verint estimated weighted average fair value of the stock options at $15.02 on the date of the acquisition utilizing the Black-Scholes option valuation model and the following assumptions: expected volatility of 40.50%; risk-free interest rate of 4.88%; expected life of 2.62 years; and expected dividend yield of 0%.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Verint bases the risk-free interest rate on the implied yields on U.S. Treasury zero-coupon issues with an equivalent remaining term at the time of grant.

The expected life represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns. The assumption for dividend yield is zero because Verint has not historically paid dividends nor does it expect to do so in the foreseeable future.

20. (LOSS) EARNINGS PER SHARE

For purposes of computing basic earnings (loss) per share, any nonvested shares of restricted stock that have been issued by the Company and which vest solely on the basis of a service condition are excluded from the weighted average number of shares of common stock outstanding. Incremental potential common shares from stock options, nonvested restricted stock and DSUs are included in the computation of diluted earnings per share except when the effect would be antidilutive. The calculation of (loss) earnings per share for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 was as follows:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
	(In thousands, except per share data)
Numerator:
Net (loss) income, as reported - basic	$(320,405)	$(373,209)	$(313,858)	$82,400
Adjustment for subsidiary stock options	—	(33)	(138)	(203)

Net (loss) income - diluted	$(320,405)	$(373,242)	$(313,996)	$82,197

Denominator:
Basic weighted average common shares outstanding	204,172	203,394	203,093	200,259
Convertible debt obligations	—	—	—	6,665
Stock options	—	—	—	7,417
Restricted awards	—	—	—	218

Diluted weighted average common shares outstanding	204,172	203,394	203,093	214,559

Basic (loss) earnings per share	$(1.57)	$(1.83)	$(1.55)	$0.41

Diluted (loss) earnings per share	$(1.57)	$(1.84)	$(1.55)	$0.38

The holders of nonvested shares of restricted stock that have been issued by the Company and which vest solely on the basis of a service condition are excluded from the weighted average number of shares of common stock outstanding, used in the computation of basic earnings (loss) per share, because such restricted stock does not allow the holders to receive dividends that participate in undistributed earnings. Incremental potential common shares from stock options and nonvested restricted stock and DSUs are included in the computation of diluted earnings per share except when the effect would be antidilutive.

As a result of the Company’s net loss during the fiscal years ended January 31, 2009, 2008 and 2007, the diluted loss per share computation excludes 1.1 million, 5.3 million and 9.1 million of contingently issuable shares, respectively, because the effect would be antidilutive.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share addresses when contingently convertible instruments should be included in diluted earnings per share. The EITF requires contingently convertible instruments be included in diluted earnings per share, if dilutive, regardless of whether a market price trigger has been met. The Convertible Debt Obligations meet the definition of a contingently convertible instrument. The Convertible Debt Obligations were anti-dilutive for the fiscal years ended January 31, 2009, 2008 and 2007. For the fiscal year ended January 31, 2006, the Convertible Debt Obligations resulted in additional share dilution in calculating earnings per share of 6.7 million shares.

21. OTHER (EXPENSE) INCOME, NET

Other (expense) income, net, for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 is comprised of the following:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
	(In thousands)
Dividend income	$2,264	$42	$1,095	$959
Realized (losses) gains on investments and derivatives, net	(10,222)	10,632	19,325	17,732
Foreign currency transaction (losses) gains, net	(4,945)	16,850	1,267	(10,039)
Impairment of auction rate securities	(86,475)	(47,913)	—	—
Unrealized loss on interest rate swap	(1,597)	(29,256)	—	—
Unrealized gain on UBS put	13,585	—	—	—
Other, net	(1,495)	(3,154)	1,986	(367)

	$(88,885)	$(52,799)	$23,673	$8,285

22. INCOME TAXES

The components of United States and foreign (loss) income from continuing operations before income taxes is as follows:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
	(In thousands)
United States	$(225,433)	$(208,128)	$(180,016)	$53,347
Foreign	(77,816)	(227,454)	(102,269)	96,461

Total (loss) income before income taxes	$(303,249)	$(435,582)	$(282,285)	$149,808

The provision (benefit) for income taxes consists of the following:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
	(In thousands)
Current income tax provision (benefit):
U.S. federal	$(16,479)	$2,034	$4,399	$4,127
U.S. states	—	(1,276)	2,864	2,794
Foreign	9,479	43,380	27,662	18,567

Total current income tax (benefit) provision	$(7,000)	$44,138	$34,925	$25,488

Deferred income tax provision (benefit):
U.S. federal, net of federal benefit of state	$36,723	$(10,619)	$21,315	$37,818
U.S. states	15,659	2,088	1,055	(11,233)
Foreign	4,298	(14,474)	(10,983)	9,245

Total deferred income tax provision (benefit)	$56,680	$(23,005)	$11,387	$35,830

Total income tax provision	$49,680	$21,133	$46,312	$61,318

The reconciliation of the U.S. federal statutory income tax rate to the effective tax rate on income (loss) before income taxes is as follows:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
	(Dollars in thousands)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Income tax provision at the U.S. statutory rate	$(106,137)	$(152,454)	$(98,800)	$52,433
Valuation allowance	106,337	92,949	19,438	(26,688)
Foreign rate differential	15,857	18,736	7,225	(23,395)
U.S. tax effects of foreign operations	8,668	7,537	3,556	18,047
Impairment of goodwill and intangible assets	16,157	36,428	—	—
Tax contingencies	(6,350)	38,524	72,985	20,418
Stock based compensation	5,836	10,607	28,315	1,414
Non-deductible expenses	4,068	3,035	1,457	2,637
Foreign exchange	6,751	(12,714)	(9,064)	5,484
Basis difference in investment in subsidiaries	(945)	(29,231)	2,604	7,641
State tax provision	(1,297)	(5,710)	7,497	4,378
Change in tax laws	—	6,247	(537)	—
Tax credits	(1,890)	(5,163)	2,179	(1,788)
Acquisition related expenses	—	—	4,672	—
Other, net	2,625	12,342	4,785	737

Total income tax provision	$49,680	$21,133	$46,312	$61,318

Effective income tax rate	(16.4%)	(4.9%)	(16.4%)	40.9%

The significant differences that impact the effective tax rate relate to changes to the valuation allowance, tax contingencies, the difference between the U.S. federal statutory rate and the rates in foreign jurisdictions, the U.S. tax effect on foreign earnings and the re-measurement of certain foreign assets. In addition, other significant changes include the impairment of goodwill and intangible assets, the investments in subsidiaries and certain non-deductible executive compensation expenses.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
	(In thousands)
Deferred tax assets:
Accrued expenses	$27,062	$33,926	$23,632	$33,338
Deferred revenue	156,975	160,096	157,096	172,164
Loss carryforwards	146,689	133,665	209,136	212,593
Stock-based and other compensation	46,671	36,843	25,878	15,458
Fair value of financial instruments	49,968	34,143	—	—
Tax credits	30,489	26,218	17,848	14,712
Other	33,496	43,908	22,284	19,391

Total deferred tax assets	$491,350	$468,799	$455,874	$467,656

Deferred tax liabilities:
Deferred cost of revenue	$(70,514)	$(63,523)	$(65,399)	$(85,734)
Investment in subsidiaries	(67,464)	(68,616)	(98,467)	(96,589)
Goodwill and other intangible assets	(70,586)	(98,530)	(24,997)	(3,744)
Other	(1,592)	(1,611)	(3,713)	(16,876)

Total deferred tax liabilities	$(210,156)	$(232,280)	$(192,576)	$(202,943)

Valuation allowance	(285,658)	(191,568)	(94,157)	(69,661)

Net deferred income tax (liability) asset	$(4,464)	$44,951	$169,141	$195,052

Recognized as:
Current deferred income tax assets	$51,209	$95,167	$74,266	$104,202
Noncurrent deferred income tax assets	10,441	11,891	120,794	103,056
Current deferred income tax liabilities	(8,274)	(16,674)	(11,622)	(6,620)
Noncurrent deferred income tax liabilities	(57,840)	(45,433)	(14,297)	(5,586)

Net deferred income tax (liability) asset	$(4,464)	$44,951	$169,141	$195,052

The Company’s operations in Israel have been granted “Approved Enterprise” status by the Investment Center for the Israeli Ministry of Industry, Trade and Labor, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an Approved Enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to fifteen years (generally 10-15%, depending on the percentage of foreign investment in the Company).

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain subsidiaries aggregating $270.6 million, $316.1 million, $389.2 million, and $466.6 million at January 31, 2009, 2008, 2007, and 2006, respectively. At this time, determination of the amounts of deferred U.S. federal and state income taxes and foreign withholding taxes related to these foreign subsidiaries is not practicable. As of January 31, 2009, $129.2 million of earnings from certain subsidiaries are not considered to be permanently reinvested and therefore, related deferred U.S. income taxes and foreign withholding taxes were provided. A portion of the earnings of subsidiaries in the following countries are not considered permanently reinvested: Israel, Brazil, Hong Kong, New Zealand, Mexico, Portugal, and the United Kingdom.

The Company has net operating loss carryforwards for tax purposes (“NOLs”) and other deferred tax benefits that are available to offset future taxable income.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The Company’s gross NOLs for tax return purposes are as follows:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
		(In thousands)
U.S. federal NOLs	$696,670	$635,684	$432,818	$469,250
U.S. state NOLs	343,030	356,394	288,301	491,773
Foreign NOLs	628,167	685,141	503,546	347,941

Total	$1,667,867	$1,677,219	$1,224,665	$1,308,964

The U.S. federal net operating loss carry forwards expire in various years ending from January 31, 2016 to January 31, 2029. The U.S. state net operating loss carry forwards expire in various years ending from January 31, 2010 to January 31, 2029. At January 31, 2009, all but $58.2 million of these foreign NOLs have indefinite carryforward periods. Certain of these federal, state and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. The table above reflects gross NOLs for tax return purposes which are different from the NOLs for financial statement purposes. The gross NOLs differ from the NOLs used for financial statement purposes as a result of the application of FIN 48. The Company has U.S. federal, state and foreign tax credit carryforwards of approximately $16.1 million, $14.7 million, $10.9 million and $8.0 million at January 31, 2009, 2008, 2007, and 2006, respectively. The utilization of these carryforwards is subject to limitations. The federal AMT credit has no expiration date. The other credit carryforwards expire in various years ending from January 31, 2010 to 2029.

On February 1, 2007, the Company adopted FIN 48. The Company recognized a $74.4 million (net of $1.4 million effect of minority interest) increase in non-current tax liabilities and decrease in deferred tax assets for unrecognized tax benefits and recorded a corresponding charge to retained earnings. In addition, the Company recognized a $119.0 million (net of $0.7 million effect of minority interest) increase in non-current tax liabilities and reductions in deferred tax assets for unrecognized tax benefits and recorded a corresponding charge to additional paid-in capital. The following table reconciles the amounts recorded for unrecognized tax benefits for the fiscal years ended January 31, 2009 and 2008:

	Fiscal Years Ended January 31,
	2009	2008
	(In thousands)

Gross unrecognized tax benefits as of February 1	$406,450	$346,527
Increases related to tax positions taken in prior years	—	—
Decreases related to tax positions taken in prior years	(15,054)	—
Increases related to tax positions taken in current year	27,962	47,534
Decreases related to tax positions taken in current year	(7,616)	(8,036)
Increases as a result of acquisitions	—	13,619
Decreases due to settlements with taxing authorities	(1,348)	(1,030)
Reductions resulting from lapse in statute of limitations	(28,820)	(4,114)
(Decreases) increases related to foreign currency exchange rate fluctuations	(13,228)	11,950

Gross unrecognized tax benefits as of January 31	$368,346	$406,450

The balances of unrecognized tax benefits as of January 31, 2009, and 2008 are $368.3 million and $406.5 million of which $31.7 million and $182.9 million represent the amounts that, if recognized, may impact the effective income tax rate in future periods.

The Company recognized interest and penalties related to unrecognized tax benefits in its income tax provision. The Company accrued $40.7 million and $47.8 million for interest and penalties as of January 31, 2009 and 2008, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of January 31, 2009 may decrease by approximately $10.9 million in the next twelve months, as a result of lapse of statutes of limitation and settlements with tax authorities. These unrecognized tax benefits relate to permanent establishment, transfer pricing, events related to majority-owned subsidiaries and other tax positions in the amounts of $5.4 million, $0.7 million, $2.5 million and $2.3 million, respectively.

The significant tax jurisdictions in which the Company is currently under examination by tax authorities include Israel, India, the United Kingdom, New York State, New York City, California and Texas. The Company is no longer subject to examination in Israel for years prior to January 31, 2005 as the result of a settlement agreement. The Company is currently in discussions with the Israeli tax authorities regarding tax adjustments to the years ended January 31, 2006 and through January 31, 2009. The Company anticipates that it is reasonably possible that new tax matters could be raised by tax authorities that may require increases or decreases to the balance of unrecognized tax benefits; however, an estimate of such increases or decreases cannot be made.

The Company files income tax returns in the U.S. federal, various state and local, and foreign tax jurisdictions. As of January 31, 2009 the Company was subject to income tax examination in these major jurisdictions:

Jurisdiction	Tax Years Ended

United States	January 31, 1999 - January 31, 2009
Israel	January 31, 2005 - January 31, 2009
United Kingdom	January 31, 2005 - January 31, 2009
India	March 31, 2002 - March 31, 2009
France	January 31, 2006 - January 31, 2009
Brazil	January 31, 2002 - January 31, 2009
Canada	January 31, 2004 - January 31, 2009
Hong Kong	March 31, 2003 - March 31, 2005; January 31, 2003 - January 31, 2009
Various U.S. States	January 31, 2002 - January 31, 2009
New York City	January 31, 2003 - January 31, 2009

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with FIN 48. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations.

The Company maintains valuation allowances where it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. Changes in valuation allowances are included in the

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Company’s tax provision in the period of change, unless such valuation allowances were established in purchase accounting for a business combination or any items related to additional paid-in capital. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, reversal of existing taxable temporary differences, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Upon adoption of FAS 141(R) in the fiscal year ended January 31, 2010, the tax benefit from any future release of the acquisition date valuation allowances would be reflected in the tax provision, rather than as a reduction to goodwill, as required under prior accounting standards.

The Company’s activity in the valuation allowance is as follows:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
		(In thousands)
Valuation allowance, beginning of the year	$(191,568)	$(94,157)	$(69,661)	$(102,591)
Additional paid-in capital	(634)	653	320	5,602
Goodwill	—	—	(2,732)	(624)
(Provision) benefit for income taxes	(333,876)	(97,518)	(22,274)	19,043
Tax contingencies	227,816	3,191	2,372	11,650
Cumulative translation adjustment and other	12,604	(3,737)	(2,182)	(2,741)

Valuation allowance, end of the year	$(285,658)	$(191,568)	$(94,157)	$(69,661)

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

23. BUSINESS SEGMENT INFORMATION

CTI has four reportable segments: Comverse, Verint, Ulticom and All Other. The All Other segment is comprised of Starhome B.V. and its subsidiaries, a provider of wireless service mobility solutions that enhance international roaming, miscellaneous operations and CTI’s holding company operations.

The Company evaluates its business by assessing the performance of each of its segments. CTI’s Chief Executive Officer is its chief operating decision maker. The chief operating decision maker uses segment performance, as defined below, as the primary basis for assessing the financial results of the segments and the allocation of resources. Segment performance as the Company defines it in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is not necessarily comparable to other similarly titled captions of other companies. Segment performance, as defined by management, represents operating results of a segment without the impact of significant expenditures incurred by the segment in connection with the Investigations and the Evaluations and the efforts to become current in periodic reporting obligations under the federal securities laws, certain non-cash charges, and certain other insignificant charges.

Segment Performance

Segment performance is defined by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other insignificant charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with (a) the Investigations and Evaluations, (b) the identification, measurement and recording of the Prior Period Adjustments and (c) the Company’s efforts to become current in its periodic reporting obligations under the federal securities laws.

In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of (loss) income from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Comverse’s segment performance for the fiscal years ended January 31, 2009, 2008, 2007 and 2006, the presentation of segment revenue gives effect to a segment revenue adjustment reflecting the elimination of the negative impact on revenue attributable to a patent litigation settlement. In addition, in calculating Verint’s segment performance for the fiscal years ended January 31, 2009 and 2008, the presentation of segment revenue gives effect to segment revenue adjustments related to acquisitions that represent (1) the impact of fair value adjustments required under U.S. GAAP relating to acquired customer support contracts that would have otherwise been recognized as revenue on a standalone basis and (2) certain sales concession adjustments relating to accounts receivable balances that existed prior to the acquisition date, in each case, with respect to the acquisition of Witness in May 2007.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

The tables below presents information about total revenue, total costs and expenses, (loss) income from operations, interest expense, depreciation and amortization, significant non-cash items, total assets, and segment performance as of and for the fiscal years ended January 31, 2009, 2008, 2007 and 2006:

	Comverse	Verint	Ulticom	All Other	Eliminations	Consolidated Totals
	(In thousands)
Fiscal Year Ended January 31, 2009:
Revenue	$917,736	$669,544	$48,812	$41,347	$—	$1,677,439
Intercompany revenue	2,869	—	4,235	250	(7,354)	—

Total revenue	$920,605	$669,544	$53,047	$41,597	$(7,354)	$1,677,439

Total costs and expenses	$1,080,848	$658,329	$64,933	$90,781	$(7,526)	$1,887,365

(Loss) income from operations	$(160,243)	$11,215	$(11,886)	$(49,184)	$172	$(209,926)

Computation of segment performance:
Total revenue	920,605	669,544	53,047	41,597
Segment revenue adjustment	4,639	5,890	—	—

Segment revenue	925,244	675,434	53,047	41,597

Total costs and expenses	$1,080,848	$658,329	$64,933	$90,781

Segment expense adjustments:
Stock-based compensation expense	7,860	35,710	1,721	9,685
Amortization of acquisition-related intangibles	26,015	34,273	—	—
Compliance-related professional fees	32,262	28,757	3,673	13,320
Compliance-related compensation and other expenses	11,850	35	4,350	(1,811)
Impairment charges	48,388	—	—	—
Litigation settlements and related costs	—	(4,292)	—	2,100
Acquisition-related charges	(74)	—	—	—
Restructuring and integration charges	8,803	8,946	710	999
Other	(30)	(111)	1,714	1,219

Segment expense adjustments	135,074	103,318	12,168	25,512

Segment expenses	945,774	555,011	52,765	65,269

Segment performance	$(20,530)	$120,423	$282	$(23,672)

Interest expense	$(1,280)	$(37,211)	$(60)	$(3)	$—	$(38,554)

Depreciation and amortization	$(58,652)	$(55,142)	$(2,056)	$(1,028)	$—	$(116,878)

Significant non-cash items (1)	$51,767	$873	$—	$—	$—	$52,640

Total assets (2)	$1,529,187	$1,400,487	$315,152	$1,861,722	$(1,358,280)	$3,748,268

	Comverse	Verint	Ulticom	All Other	Eliminations	Consolidated Totals
	(In thousands)
Fiscal Year Ended January 31, 2008:
Revenue	$1,088,431	$534,543	$53,576	$47,001	$—	$1,723,551
Intercompany revenue	4,798	—	5,434	740	(10,972)	—

Total revenue	$1,093,229	$534,543	$59,010	$47,741	$(10,972)	$1,723,551

Total costs and expenses	$1,351,885	$628,370	$68,202	$107,544	$(10,635)	$2,145,366

Loss from operations	$(258,656)	$(93,827)	$(9,192)	$(59,803)	$(337)	$(421,815)

Computation of segment performance:
Total revenue	1,093,229	534,543	59,010	47,741
Segment revenue adjustment	4,980	37,254	—	—

Segment revenue	1,098,209	571,797	59,010	47,741

Total costs and expenses	$1,351,885	$628,370	$68,202	$107,544

Segment expense adjustments:
Stock-based compensation expense	22,478	30,897	2,190	7,909
Amortization of acquisition-related intangibles	29,587	27,249	—	—
Compliance-related professional fees	43,047	26,269	4,672	14,039
Compliance-related compensation and other expenses	35,483	15,031	571	2,549
Impairment charges	145,082	2,731	—	—
Litigation settlements and related costs	—	8,710	—	1,901
Acquisition-related charges	282	6,682	—	—
Restructuring and integration charges	17,386	14,286	418	—
Other	178	127	951	1,745

Segment expense adjustments	293,523	131,982	8,802	28,143

Segment expenses	1,058,362	496,388	59,400	79,401

Segment performance	$39,847	$75,409	$(390)	$(31,660)

Interest expense	$(506)	$(36,862)	$(46)	$(73)	$—	$(37,487)

Depreciation and amortization	$(68,038)	$(46,791)	$(2,210)	$(1,122)	$—	$(118,161)

Significant non-cash items (1)	$146,385	$4,339	$—	$—	$—	$150,724

Total assets (2)	$1,882,728	$1,521,137	$318,529	$1,964,131	$(1,517,037)	$4,169,488

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

	Comverse	Verint	Ulticom	All Other	Eliminations	Consolidated Totals
	(In thousands)
Fiscal Year Ended January 31, 2007:
Revenue	$968,112	$368,777	$57,768	$37,294	$—	$1,431,951
Intercompany revenue	5,575	1	5,825	1,920	(13,321)	—

Total revenue	$973,687	$368,778	$63,593	$39,214	$(13,321)	$1,431,951

Total costs and expenses	$1,124,636	$396,097	$59,580	$254,592	$(13,159)	$1,821,746

(Loss) income from operations	$(150,949)	$(27,319)	$4,013	$(215,378)	$(162)	$(389,795)

Computation of segment performance:
Total revenue	973,687	368,778	63,593	39,214
Segment revenue adjustment	1,829	—	—	—

Segment revenue	975,516	368,778	63,593	39,214

Total costs and expenses	$1,124,636	$396,097	$59,580	$254,592

Segment expense adjustments:
Stock-based compensation expense	97,831	18,946	3,264	8,018
Amortization of acquisition-related intangibles	28,215	6,889	—	—
Compliance-related professional fees	24,507	3,650	3,821	13,186
Compliance-related compensation and other expenses	6,193	—	364	2,902
Impairment charges	—	4,774	—	—
Litigation settlements and related costs	—	—	—	175,569
Acquisition-related charges	5,226	—	—	—
Restructuring and integration charges	8	—	—	—
Other (3)	1,110	18,580	564	1,353

Segment expense adjustments	163,090	52,839	8,013	201,028

Segment expenses	961,546	343,258	51,567	53,564

Segment performance	$13,970	$25,520	$12,026	$(14,350)

Interest expense	$(624)	$(444)	$(92)	$(612)	$—	$(1,772)

Depreciation and amortization	$(67,690)	$(20,873)	$(1,986)	$(1,013)	$—	$(91,562)

Significant non-cash items (1)	$1,331	$5,268	$—	$—	$—	6,599

Total assets	$1,988,122	$613,082	$311,599	$2,022,330	$(1,208,843)	$3,726,290

	Comverse	Verint	Ulticom	All Other	Eliminations	Consolidated Totals
	(In thousands)
Fiscal Year Ended January 31, 2006:
Revenue	$793,536	$278,686	$54,697	$28,087	$—	$1,155,006
Intercompany revenue	4,031	68	5,935	270	(10,304)	—

Total revenue	$797,567	$278,754	$60,632	$28,357	$(10,304)	$1,155,006

Total costs and expenses	$718,260	$274,642	$45,266	$50,006	$(9,926)	$1,078,248

Income (loss) from operations	$79,307	$4,112	$15,366	$(21,649)	$(378)	$76,758

Computation of segment performance:
Total revenue	797,567	278,754	60,632	28,357
Segment revenue adjustment	48	—	—	—

Segment revenue	797,615	278,754	60,632	28,357

Total costs and expenses	$718,260	$274,642	$45,266	$50,006

Segment expense adjustments:
Stock-based compensation expense	4,135	1,188	(8)	2,435
Amortization of acquisition-related intangibles	3,371	6,354	—	—
Compliance-related compensation and other expenses	—	—	56	—
Litigation settlements and related costs	—	2,554	—	—
Acquisition-related charges	958	2,852	—	—
Restructuring and integration charges	(1,394)	—	170	—
Other	728	21	(649)	—

Segment expense adjustments	7,798	12,969	(431)	2,435

Segment expenses	710,462	261,673	45,697	47,571

Segment performance	87,153	17,081	14,935	(19,214)

Interest expense	$(2,852)	$(312)	$65	$(1,822)	$—	$(4,921)

Depreciation and amortization	$(45,407)	$(17,736)	$(1,665)	$(1,176)	$—	$(65,984)

Significant non-cash items (1)	$739	$63	$—	$—	$—	$802

Total assets	$1,836,709	$608,775	$297,617	$1,884,520	$(957,965)	$3,669,656

(1)	Significant non-cash items consist primarily of write-offs and impairments of goodwill, intangible assets and property and equipment.

(2)	For the fiscal years ended January 31, 2009 and 2008, total assets for “All other” includes $293.0 million of Series A Convertible Perpetual Preferred Stock issued by Verint Systems and held by CTI (see Note 24, Related Party Transactions).

(3)	For the fiscal year ended January 31, 2007, Verint’s segment expense adjustments - other includes a $19.2 million expense reflecting the cost of Verint’s settlement with the OCS to exit the royalty-bearing program in excess of royalties previously accrued.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Revenue by major geographical region is based upon the geographic location of the customers who purchase the Company’s products and services. The geographical locations of distributors, resellers and systems integrators who purchase products and utilize the Company’s services may be different from the geographical locations of end customers. Revenue by geographic region as a percentage of total revenue, for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 were as follows:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
United States	28%	30%	30%	27%
United Kingdom	7%	7%	5%	5%
France	5%	5%	3%	3%
Germany	4%	3%	4%	6%
Russia	3%	5%	7%	11%
Ukraine	2%	1%	2%	5%
Other foreign (1)	51%	49%	49%	43%

Total	100%	100%	100%	100%

(1)	Other foreign consists of numerous countries, none of which represents more than 5% of total revenue in any fiscal year.

Revenue by similar type of product line or solution for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 were as follows:

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
	(In thousands)
Business Support Systems	$372,311	$370,514	$345,983	$215,420
Value-Added Services	545,425	717,917	622,129	578,116
Workforce Optimization	352,367	260,938	125,982	68,500
Video Intelligence	127,012	147,225	122,681	102,225
Communications Intelligence	190,165	126,380	120,114	107,961
Other (1)	90,159	100,577	95,062	82,784

Total	$1,677,439	$1,723,551	$1,431,951	$1,155,006

(1)	Consists of product lines or solutions that are less than 5% of total revenue in each fiscal year presented.

Long-lived assets primarily consist of property and equipment, net, capitalized software development costs, and deferred costs of revenue. The Company believes that property and equipment, net, is exposed to the geographic area risks and uncertainties more than other long-lived assets, because these tangible assets are difficult to move and are relatively illiquid.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Property and equipment, net, by country of domicile consists of the following as of January 31, 2009, 2008, 2007 and 2006:

	January 31,
	2009	2008	2007	2006
	(In thousands)
United States	$27,063	$35,340	$36,939	$33,446
Israel	72,978	82,768	90,744	88,815
United Kingdom	2,496	3,869	3,120	686
France	4,299	4,782	4,062	1,209
Other	13,549	18,329	16,855	14,158

	$120,385	$145,088	$151,720	$138,314

24. RELATED PARTY TRANSACTIONS

Sonus Networks, Inc.

Dr. Nottenburg, a member of CTI’s Board of Directors and Compensation and Leadership Committee, has served as the President and Chief Executive Officer of Sonus Networks, Inc., a telecommunications company, since June 13, 2008. Sonus Networks is a customer of Comverse, Verint, and Ulticom. The Company had a well-established and ongoing business relationship with Sonus Networks prior to the appointment of Dr. Nottenburg to CTI’s Board of Directors. For the fiscal year ended January 31, 2009, the revenue derived by each of Comverse, Verint and Ulticom from Sonus Networks was $0.5 million, $0.4 million and $6.8 million, respectively. As of January 31, 2009, each of Comverse and Ulticom had accounts receivable from Sonus Networks of $0.4 million. Verint had no accounts receivable from Sonus Networks as of January 31, 2009.

Former General Counsel

William Sorin was CTI’s former Senior General Counsel, and Corporate Secretary, on a non-employee basis, and a former member of CTI’s Board of Directors. In his capacity as a director, during the fiscal year ended January 31, 2006, CTI granted Mr. Sorin options to purchase 17,000 shares of CTI’s common stock with an exercise price of $24.04 per share. On April 28, 2006, Mr. Sorin resigned from his positions and became an interim advisor to CTI for the purpose of providing transitional assistance to senior management and cooperating with the Special Committee. The advisory relationship with Mr. Sorin was reflected in a cooperation agreement contemplating a six-month term, unless terminated by either party by providing the other party with no less than 10 days’ prior written notice. Under the terms of the cooperation agreement, Mr. Sorin was not entitled to receive any salary, but CTI continued to provide Mr. Sorin with the right to participate in the insurance, 401(k) and other benefit plans or arrangements available to employees generally. On August 17, 2006, Mr. Sorin was given notice of termination of all prior employment and similar agreements or arrangements, including the cooperation agreement, without severance or any other payments, and all the outstanding vested and unvested unexercised stock options, restricted stock awards and any other equity that CTI had previously granted to him were revoked. In addition, Mr. Sorin signed a release of claims against CTI as part of the settlement of the shareholder derivative actions.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Verint’s Series A Convertible Perpetual Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint, (the “Securities Purchase Agreement”) whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (“preferred stock”), for an aggregate purchase price of $293.0 million, which represents all of Verint’s outstanding preferred stock. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation.

The preferred stock was issued at a purchase price of $1,000 per share and ranks senior to Verint’s common stock. The preferred stock has an initial liquidation preference equal to its $1,000 per share purchase price. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of Verint, CTI will be entitled to receive, out of assets available for distribution to Verint’s stockholders and before any distribution of assets to the holders of Verint’s common stock, an amount equal to the then-current liquidation preference, which includes accrued and unpaid dividends. Through January 31, 2009, cumulative, undeclared dividends on the preferred stock were $20.6 million and, as a result, the liquidation preference of the preferred stock was $313.6 million at that date.

The terms of the preferred stock provide that upon a fundamental change, as defined, CTI would have the right to require Verint to repurchase the preferred stock for 100% of the liquidation preference then in effect. Fundamental change events include the sale of substantially all of Verint’s assets, and certain changes in beneficial ownership, board of directors’ representation, and business reorganizations. In the event of a fundamental change, the conversion rate (as described in the section entitled Voting and Conversion below) will be increased to provide for additional shares of common stock issuable to CTI, based on a sliding scale (depending on the acquisition price, as defined) ranging from none to 3.7 additional shares of common stock for every share of preferred stock converted into shares of common stock.

CTI as the holder of the preferred stock has various rights and preferences, as follows:

Dividends

Cash dividends on the preferred stock are cumulative and are calculated quarterly at a specified dividend rate on the liquidation preference in effect at such time. Dividends are paid only if declared by Verint’s board of directors. Initially, the specified annual dividend rate was 4.25% per share.

During the quarter ended January 31, 2008, the variable interest rate on Verint’s Term Loan decreased by more than 50 basis points below the initial interest rate. Accordingly, the dividend rate on the preferred stock was reset to 3.875%, effective February 1, 2008. This rate is now only subject to future change in the event Verint is unable to obtain approval of the issuance of common shares underlying the preferred stock’s conversion feature.

Verint is prohibited from paying cash dividends on the preferred stock under the terms of its Credit Facility. Verint may elect to make dividend payments in shares of its common stock. The common stock used for dividends, when and if declared, would be valued at 95% of the volume weighted-average price of Verint’s common stock for each of the five consecutive trading days ending on the second trading day immediately prior to the record date for the dividend.

Through January 31, 2009, no dividends had been declared or paid on the preferred stock. Through such date, cumulative, undeclared dividends on the preferred stock were $20.6 million.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Voting and Conversion

The preferred stock does not have voting or conversion rights until the underlying shares of common stock are approved for issuance by a vote of holders of a majority of Verint’s common stock. A special meeting of Verint Systems’ stockholders is scheduled to be held on October 5, 2010 to obtain such approval and, because CTI intends to vote its shares of Verint Systems’ common stock in favor, such approval is assured (see Note 27, Subsequent Events). Following receipt of stockholder approval for the issuance of the underlying common shares, each share of preferred stock will be entitled to a number of votes equal to the number of shares of common stock into which the preferred stock would be convertible at the conversion rate (as defined below) in effect on the date the preferred stock was issued to CTI. In addition, following receipt of stockholder approval for the issuance of the underlying common shares, each share of preferred stock will be convertible at the option of CTI into a number of shares of Verint’s common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66. The conversion price is subject to periodic adjustment upon the occurrence of certain dilutive events. If it were convertible at January 31, 2009, the preferred stock could be converted into approximately 9.6 million shares of Verint’s common stock.

At any time on or after May 25, 2009, Verint has the right, provided stockholder approval of the issuance of the underlying shares of common stock has been obtained, to cause the preferred stock, in whole but not in part, to be automatically converted into common stock at the conversion price then in effect. However, Verint may exercise this right only if the closing sale price of its common stock immediately prior to conversion equals or exceeds the conversion price then in effect by: (a) 150%, if the conversion is on or after May 25, 2009 but prior to May 25, 2010, (b) 140%, if the conversion is on or after May 25, 2010 but prior to May 25, 2011, or (c) 135%, if the conversion is on or after May 25, 2011.

Transfer and Registration Rights

CTI has had the right to sell the preferred stock since November 25, 2007 in either private or public transactions. Pursuant to a registration rights agreement Verint entered into concurrently with the Securities Purchase Agreement (the “New Registration Rights Agreement”), commencing 180 days after Verint regains compliance with its periodic reporting obligations under the federal securities laws, and provided that the underlying shares of Verint’s common stock have been approved for issuance by its common stockholders, CTI will be entitled to two demands to require Verint to register the shares of common stock underlying the preferred stock for resale under the Securities Act of 1933, as amended (the “Securities Act”). The New Registration Rights Agreement also provides CTI with unlimited piggyback registration rights on certain Securities Act registrations filed by Verint on its own behalf or on behalf of other Verint stockholders.

CTI’s rights under the New Registration Rights Agreement are in addition to its rights under a previous registration rights agreement that CTI entered into with Verint shortly before Verint’s initial public offering in 2002. This registration rights agreement (the “Original Registration Rights Agreement”) covers all shares of common stock then held by CTI and any additional shares of common stock acquired by CTI at a later date. Under the Original Registration Rights Agreement, CTI is entitled to unlimited demand registrations of its shares on a registration statement on Form S-3. If Verint is not eligible to use a registration statement on Form S-3, CTI is also entitled to one demand registration on a registration statement on Form S-1. Like the New Registration Rights Agreement, the Original Registration Rights Agreement also provides CTI with unlimited piggyback registration rights.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

25. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company provides certain customers with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. At January 31, 2009, 2008, 2007 and 2006, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $46.4 million at January 31, 2009, are generally scheduled to be released upon the Company’s performance of specified contract milestones, which are scheduled to be completed at various dates primarily through 2011.

Unconditional Purchase Obligations

In the ordinary course of business, the Company enters into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude aggregate amounts that are cancelable without penalty. The Company had unconditional purchase obligations of approximately $54.1 million at January 31, 2009. The majority of these obligations are due in the next twelve months except for $8.2 million which is due in one to three years.

Comverse Ltd. Liens

As part of its operations, Comverse Ltd. agreed to the placement of floating liens on all its assets in support of potential future borrowings and other banking services provided by two Israeli banks. As of January 31, 2009, Comverse Ltd. did not have any borrowings supported by these liens, however, the liens remained in full force and effect. The liens included provisions that prohibited Comverse Ltd. from selling or transferring its assets (other than in the ordinary course of business), which had the effect of restricting Comverse Ltd.’s ability to pay dividends or extend loans to shareholders without obtaining the banks’ prior written approval. In December 2009, the liens on the assets of Comverse Ltd. were released.

Litigation Overview

From time to time, the Company is subject to claims in legal proceedings arising in the normal course of business. Except as disclosed below, the Company does not believe that it is currently party to any other claims, assessments or pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Proceedings Related to CTI’s Special Committee Investigations

Overview

On March 14, 2006, CTI announced the creation of a Special Committee of its Board of Directors composed of outside directors to review CTI’s historic stock option grant practices and related accounting matters, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. In November 2006, the Special Committee’s investigation was expanded to other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the misstatement of backlog. The Special Committee issued its report on January 28, 2008. Following the commencement of the Special Committee’s investigation, CTI, certain of its subsidiaries and some of CTI’s former directors and officers and a current director were named as defendants in several class and derivative actions, and CTI commenced direct actions against certain of its former officers and directors.

Petition for Remission of Civil Forfeiture

In July 2006, the U.S. Attorney filed a forfeiture action against certain of Mr. Alexander’s accounts that resulted in the United States District Court for the Eastern District entering an order freezing approximately $50.0 million of Mr. Alexander’s assets. In order to ensure that CTI receives the assets in Mr. Alexander’s frozen accounts, in July 2007, CTI filed with the U.S. Attorney a Petition for Remission of Civil Forfeiture requesting remission of any funds forfeited by Mr. Alexander. The assets in such accounts will be ultimately transferred to a class action settlement fund in conjunction with the settlements of the Direct Actions (as defined below), the consolidated shareholder class action and shareholder derivative actions. The agreement to settle the shareholder class action was approved by the court in which the action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively (see Note 27, Subsequent Events).

Direct Actions

Based on the Special Committee’s findings, CTI commenced litigations against three former executive officers as a result of their misconduct relating to historical stock option grants. On January 16, 2008, CTI commenced an action against Jacob “Kobi” Alexander, its former Chairman and Chief Executive Officer, and William F. Sorin, its former Senior General Counsel and director, in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Alexander et al, No. 08/600142. On January 17, 2008, CTI commenced an action against David Kreinberg, its former Executive Vice President and Chief Financial Officer, in the Superior Court of New Jersey, captioned Comverse Technology, Inc. v. Kreinberg (N.J. Super. Ct.). That action was discontinued and on January 8, 2009, a separate action was commenced against Mr. Kreinberg in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Kreinberg, No. 09/600052. The actions captioned Comverse Technology, Inc. v. Alexander et al. and Comverse Technology, Inc. v. Kreinberg are referred to collectively as the “Direct Actions.” The Direct Actions asserted claims for fraud, breach of fiduciary duty, and unjust enrichment in connection with the defendants’ conduct related to historical stock option grants. As part of the agreement to settle the federal and state derivative actions, which was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively, CTI agreed to dismiss the Direct Actions (see Note 27, Subsequent Events).

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Shareholder Derivative Actions

Beginning on or about April 11, 2006, several purported shareholder derivative lawsuits were filed in the New York Supreme Court for New York County and in the United States District Court for the Eastern District of New York. The defendants in these actions included certain of CTI’s former directors and officers and a current director and, in the state court action, CTI’s independent registered public accounting firm. CTI was named as a nominal defendant only. The consolidated complaints in both the state and federal actions alleged that the defendants breached certain duties to CTI and that certain former officers and directors were unjustly enriched (and, in the federal action, violated the federal securities laws, specifically Sections 10(b) and 14(a) of the Exchange Act, and Rules 10(b)-5 and 14(a)-9 promulgated thereunder) by, among other things: (i) allowing and participating in an alleged scheme to backdate the grant dates of employee stock options to provide improper benefits to the recipients; (ii) allowing insiders, including certain of the defendants, to profit by trading in CTI’s stock while allegedly in possession of material inside information; (iii) failing to oversee properly or implement procedures to detect and prevent the alleged improper practices; (iv) causing CTI to issue allegedly materially false and misleading proxy statements and to file other allegedly false and misleading documents with the SEC; and (v) exposing CTI to civil liability. The complaints sought unspecified damages and various forms of equitable relief.

The state court derivative actions were consolidated into one action captioned, In re Comverse Technology, Inc. Derivative Litigation, No. 601272/2006. On August 7, 2007, the New York Supreme Court dismissed the consolidated state court derivative action, granting CTI’s motion to dismiss. That decision was successfully appealed by the plaintiffs to the Appellate Division of the New York State Supreme Court which, in its decision issued on October 7, 2008, reinstated the action.

The federal court derivative actions were consolidated into one action captioned, In re Comverse Technology, Inc. Derivative Litigation, No. 06-CV-1849. CTI filed a motion to stay that action in deference to the state court proceeding. That motion was denied by the court. On October 16, 2007, CTI filed a motion to dismiss the federal court action based on the plaintiffs’ failure to make a demand on the Board and the state court’s ruling that such a demand was required. On the same date, various individual defendants also filed motions to dismiss the complaint. On April 22, 2008, the court ordered that all dismissal motions would be held in abeyance pending resolution of the appeal of the New York State Supreme Court’s decision in the state court derivative action.

On December 17, 2009, the parties to the shareholder derivative actions entered into an agreement to settle these actions, which settlement was approved by the courts in which the federal and state derivative actions were pending on July 1, 2010 and September 23, 2010, respectively (see Note 27, Subsequent Events). The Company recorded a charge of $9.4 million to pay for the legal fees and expenses of the plaintiffs as part of the settlement during the fiscal year ended January 31, 2007 (see Note 27, Subsequent Events).

Shareholder Class Action

Beginning on or about April 19, 2006, class action lawsuits were filed by persons identifying themselves as CTI shareholders, purportedly on behalf of a class of CTI’s shareholders who purchased its publicly traded securities. Two actions were filed in the United States District Court for the Eastern District

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

of New York, and three actions were filed in the United States District Court for the Southern District of New York. On August 28, 2006, the actions pending in the United States District Court for the Southern District of New York were transferred to the United States District for the Eastern District of New York. A consolidated amended complaint under the caption In re Comverse Technology, Inc. Sec. Litig., No. 06-CV- 1825, was filed by the court-appointed Lead Plaintiff, Menorah Group, on March 23, 2007. The consolidated amended complaint was brought on behalf of a purported class of CTI shareholders who purchased CTI’s publicly traded securities between April 30, 2001 and November 14, 2006. The complaint named CTI and certain of its former officers and directors as defendants and alleged, among other things, violations of Sections 10(b) and 14(a) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options. The action sought compensatory damages in an unspecified amount.

The parties to this action entered into a settlement agreement on December 16, 2009, which was amended on June 19, 2010 and approved by the court in which such action was pending on June 23, 2010 (see Note 27, Subsequent Events). The Company recorded a charge of $165.0 million associated with the settlement during the fiscal year ended January 31, 2007 (see Note 27, Subsequent Events).

Disgorgement Derivative Action

On June 1, 2007, Mark Levy filed a purported shareholder derivative action on CTI’s behalf, entitled Levy v. Koren and John Does 1-20, No. 07-CV-0896, against a former officer of one of CTI’s subsidiaries based in Israel and twenty unidentified “John Doe” defendants. The action was filed in the United States District Court for the Southern District of New York and alleged violations of Section 16(b) of the Exchange Act. Specifically, the complaint alleged that the defendant purchased and sold CTI equity securities within a six-month period by exercising stock options he had been awarded by CTI and then selling the stock at a $4.0 million profit. The complaint sought disgorgement of gains realized from such purchases and sales. The complaint did not set forth a specific damage amount sought by plaintiff. CTI was named solely as a nominal defendant in the action. Discovery in this action was completed, and defendants moved for summary judgment on January 15, 2008. On March 25, 2010, the parties entered into a Stipulation of Settlement, pursuant to which (i) defendant paid $150,000 to CTI, (ii) defendant relinquished all rights to outstanding stock options to purchase 92,500 shares of CTI’s common stock and (iii) CTI paid plaintiff’s counsel’s attorneys’ fees and costs of $250,000. The settlement, which provides for the release of all claims under Section 16(b) of the Exchange Act that were or might be asserted in the action, was approved by the court in which such action was pending on June 24, 2010.

Israeli Optionholder Class Actions

CTI and certain of its subsidiaries were named as defendants in four potential class action litigations in the State of Israel involving claims to recover damages incurred as a result of purported negligence or breach of contract that allegedly prevented certain current or former employees from exercising certain stock options. The Company intends to vigorously defend these actions (see Note 27, Subsequent Events).

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

SEC Civil Actions

Promptly following the discovery of the errors and improprieties related to CTI’s historic stock option grant practices and the creation of the Special Committee, CTI, through the Special Committee and its representatives, met with and informed the staff of the SEC of the underlying facts and the initiation of the Special Committee investigation. In March and April 2008, each of CTI, Verint Systems and Ulticom, Inc. received a “Wells Notice” from the staff of the SEC arising out of the SEC’s respective investigations of their respective historical stock option grant practices and certain unrelated accounting matters. The Wells Notices provided notification that the staff of the SEC intended to recommend that the SEC bring civil actions against CTI, Verint Systems and Ulticom, Inc. alleging violations of certain provisions of the federal securities laws. Under the process established by the SEC, recipients of a “Wells Notice” have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. For subsequent developments with respect to the Well Notices (see Note 27, Subsequent Events).

For a description of an SEC investigation of the stock option grant practices of Witness, which was acquired by Verint Systems in May 2007, see “—Witness Investigation-Related Matters.”

Investigation of Alleged Unlawful Payments

On March 16, 2009, CTI disclosed that the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments made from 2001 through 2007 by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. Such alleged payments would have been made in contravention of stated policies, and certain of these payments may have been in violation of the Foreign Corrupt Practices Act (“FCPA”) or other laws of the United States or other countries. The Audit Committee found that the conduct at issue did not involve CTI’s current executive officers. The Audit Committee also reviewed Comverse’s other existing and prior arrangements with agents. When the Audit Committee commenced the investigation, CTI voluntarily disclosed to the SEC and the DOJ these facts and advised that the Audit Committee had initiated an internal investigation and that the Audit Committee would provide the results of its investigation to the agencies. On April 27, 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. The Audit Committee is providing information to, and cooperating fully with, the SEC and the DOJ with respect to its findings of the internal investigation of the alleged improper payments and the existing and prior arrangements with agents. The Company recorded a charge of $2.9 million associated with this investigation during the fiscal year ended January 31, 2009.

Witness Investigation-Related Matters

At the time of Verint’s May 25, 2007 acquisition of Witness, Witness was subject to a number of proceedings relating to a stock options backdating internal investigation undertaken and publicly-disclosed by Witness prior to the acquisition. The following is a summary of those proceedings and developments since the date of the acquisition.

On August 29, 2006, A. Edward Miller filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division, naming Witness as a nominal defendant and naming all of Witness’ directors and a number of its officers as defendants (Miller v. Gould, et al., Civil Action No. 1:06-CV-2039 (N.D. Ga.)). The complaint alleged purported violations of federal and state law, and violations of certain anti-fraud provisions of the federal securities laws (including Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 thereunder) in connection with certain stock option grants made by Witness. The complaint sought monetary damages in unspecified amounts, disgorgement of profits, an accounting, rescission of stock option grants, imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom, punitive damages, reimbursement of attorneys’ fees and other costs and expenses, an order directing Witness to adopt or put to a stockholder vote various proposals relating to corporate governance, and other relief as determined by the court. On March 11, 2009, the Court granted defendants’ motion to dismiss the complaint in its entirety, with prejudice. Plaintiff did not file an appeal and the time to do so under the federal rules has elapsed.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

On August 14, 2006, a class action securities lawsuit was filed by an individual claiming to be a Witness stockholder naming Witness and certain of its directors and officers as defendants in connection with certain stock option grants made by Witness (Rosenberg v. Gould, et al., Civil Action No. 1:06-CV-1894 (N.D. Ga.)). The complaint, filed in the United States District Court for the Northern District of Georgia, alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaint sought unspecified damages, attorneys’ fees and other costs and expenses, unspecified extraordinary, equitable and injunctive relief, and other relief as determined by the court. On March 31, 2008, the court granted defendants’ motion to dismiss the complaint in its entirety, with prejudice. On April 29, 2008, plaintiff filed a notice of appeal and on January 9, 2009, the 11th Circuit affirmed the lower court’s dismissal of the complaint in response to plaintiff’s appeal. Plaintiff has not pursued further appeal of this decision and the time to do so under the federal rules has elapsed.

On October 27, 2006, Witness received notice from the SEC of an informal non-public inquiry relating to the stock option grant practices of Witness from February 1, 2000 through the date of the notice. On July 12, 2007, Verint Systems received a copy of a Formal Order of Investigation from the SEC relating to substantially the same matter as the informal inquiry. Verint Systems and Witness have fully cooperated, and intend to continue to fully cooperate, if called upon to do so, with the SEC regarding this matter. In addition, the United States Attorney’s Office for the Northern District of Georgia was also given access to the documents and information provided by Witness to the SEC. Verint Systems’ last communication with the SEC with respect to the matter was in June 2008.

In addition to the litigation discussed above, the Company is, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its consolidated financial statements taken as a whole.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. The Company evaluates its indemnifications for potential losses and in its evaluation considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered significant charges as a result of such indemnification provisions.

To the extent permitted under state laws or other applicable laws, the Company has agreements where it will indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the Company’s director’s or officer’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has certain director and officer insurance coverage that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. The Company is not able to estimate the fair value of these indemnification agreements in excess of applicable insurance coverage, if any.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

26. QUARTERLY INFORMATION (UNAUDITED)

The following table shows selected results of operations for each of the quarters during the fiscal years ended January 31, 2009 and 2008:

	Fiscal Quarters Ended
	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$396,185	$408,863	$435,818	$436,573
Loss from operations	(82,298)	(109,121)	(10,606)	(7,901)
Net loss - Basic	(108,275)	(168,305)	(33,158)	(10,667)
Net loss - Diluted	(108,275)	(168,305)	(33,158)	(10,667)
Loss per share - Basic	(0.53)	(0.82)	(0.16)	(0.05)
Loss per share - Diluted	(0.53)	(0.82)	(0.16)	(0.05)

	Fiscal Quarters Ended
	April 30, 2007	July 31, 2007	October 31, 2007	January 31, 2008
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$342,949	$415,840	$473,965	$490,797
Loss from operations	(107,361)	(106,697)	(24,898)	(182,859)
Net loss - Basic	(72,179)	(92,323)	(28,602)	(180,105)
Net loss - Diluted	(72,179)	(92,360)	(28,624)	(180,105)
Loss per share - Basic	(0.36)	(0.45)	(0.14)	(0.88)
Loss per share - Diluted	(0.36)	(0.45)	(0.14)	(0.88)
27. SUBSEQUENT EVENTS

Management’s Plans to Improve Working Capital Position

As reflected in the accompanying consolidated financial statements, the Company incurred significant cumulative losses and experienced declines in cash flows, cash and cash equivalents and working capital during the four fiscal years ended January 31, 2009 and had an accumulated deficit of approximately $1.4 billion as of January 31, 2009.

Subsequent to January 31, 2009, CTI and Comverse continued to incur operating and net losses, experienced further declines in cash flows, cash and cash equivalents and working capital, and had an increase in their accumulated deficit. Such negative trends are due primarily to (i) the results of operations and negative cash flows at the Comverse segment, (ii) the repurchase by CTI of its New Convertible Debt Obligations in May 2009 as required by the applicable indenture, (iii) accounting, tax and legal fees related to CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting, (iv) the 2009 restructuring initiative, and (v) payments made as part of the settlement of a shareholder class action and derivative actions. The decline in capital resources was partially offset by proceeds received by CTI from sales and redemptions of ARS subsequent to January 31, 2009. As part of the settlement agreement of the consolidated shareholder class action, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than $51.6 million in aggregate principal amount of ARS that were held in an account with UBS) and the proceeds from any sales thereof and consequently, CTI’s ability to use such proceeds or proceeds from future sales of ARS is restricted until the amounts payable under such settlement agreement

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to below and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to below. Through July 31, 2010, CTI received cash proceeds of $28.8 million from sales or redemptions of ARS to which these provisions of the settlement agreement apply.

In addition, the Company has significant future payment obligations under the settlement agreement of the shareholder class action. Of the amount payable under the settlement agreement during the fiscal year ending January 31, 2012, an aggregate of $112.5 million is payable in cash or, at CTI’s election, in shares of CTI’s common stock, subject to certain conditions, including CTI being current in its periodic reporting obligations under the federal securities laws and its common stock being listed on a national securities exchange on or before the fifteenth trading day preceding the applicable payment dates (May 15, 2011 and November 15, 2011). In addition, as part of the settlement of the consolidated shareholder derivative actions, CTI agreed to pay the legal fees and expenses of the plaintiffs of $9.4 million, which payment is due by October 23, 2010. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action.

The Company anticipates that it will experience further reductions in its cash flows, working capital and results of operations over the next twelve months for similar reasons. In response to these events, the Company commenced initiatives to improve its cash position. As part of these initiatives, the Company commenced a plan to restructure the operations of its Comverse segment with a view toward aligning operating costs and expenses with anticipated revenue. The Company intends to commence the first phase of its restructuring plan in October 2010 and implement a second phase of measures over the next 12 to 18 months. Comverse is also evaluating other initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets, including strategic options for, or potential wind down of, its Netcentrex business. Furthermore, as part of these initiatives, on September 16, 2010, Comverse Ltd., an indirect wholly-owned subsidiary of CTI, entered into an agreement for the sale of certain land in Ra’anana, Israel to a third party for a purchase price of approximately $28.5 million. Approximately $27.1 million of such proceeds have been received, with the balance being held in escrow to cover, to the extent necessary, any applicable taxes and levies. In addition, the Company is evaluating secured financing alternatives, including loans which may be secured by all or a portion of the assets of CTI and Comverse or the issuance of securities, and is pursuing the sale of certain assets, including the potential sale of up to 2.8 million shares of Verint Systems’ common stock. Effective July 15, 2010, CTI made a demand pursuant to the Original Registration Rights Agreement to have up to 2.8 million shares of Verint Systems’ common stock registered in a Registration Statement on Form S-1 to permit the sale thereof in a public offering and, on August 24, 2010, Verint Systems filed such registration statement with the SEC. CTI engaged Goldman Sachs as its financial advisor. Goldman Sachs is assisting CTI in, among other things, exploring strategic and capital raising alternatives. If, contrary to expectations, all of the Company’s initiatives to increase its liquidity and capital resources fail to satisfy its working capital needs, its business and operations could be materially adversely affected and, in such event, the Company may need to seek new borrowings, asset sales or issuance of equity securities on disadvantageous terms.

2009 Restructuring Initiative

During the fiscal year ended January 31, 2010, Comverse’s management approved a restructuring plan to close certain facilities and eliminate associated staff positions. The plan was implemented around Comverse’s core competencies and innovations to enhance the quality of its product offerings to better align with its customers’ needs and improve delivery and service capabilities. The aggregate cost of the plan was $13.8 million. Severance-related costs of $13.3 million were paid during the fiscal year ended January 31, 2010. Facilities-related costs of $0.5 million are expected to be paid through January 31, 2012.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Repurchase of Convertible Debt Obligations

Under the terms of the indenture governing the New Convertible Debt Obligations, CTI had an obligation to offer to purchase for cash the New Convertible Debt Obligations on May 15, 2009 at a purchase price equal to the principal amount purchased. To meet its obligations under the indenture, CTI commenced a tender offer on April 17, 2009. Upon completion of the tender offer on May 15, 2009, CTI purchased $417.3 million aggregate principal amount of New Convertible Debt Obligations leaving $2.2 million aggregate principal amount of Convertible Debt Obligations outstanding.

Verint Credit Facility, Term Loan and Interest Rate Swap Agreement

Term Loan Excess Cash Flow Payments

In May 2009, Verint made a $4.1 million mandatory “excess cash flow” payment, which was applied to the three immediately following principal payments. In May 2010, Verint made a $22.1 million mandatory “excess cash flow” payment of the term loan, based upon its operating results for the fiscal year ended January 31, 2010, $12.4 million of which is being applied to the eight immediately following principal payments and $9.7 million of which will be applied pro rata to the remaining principal payments.

Amendments to Credit Facility

The Credit Facility includes a requirement that Verint submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year, beginning with the financial statements for the fiscal year ended January 31, 2010. On April 27, 2010, Verint entered into an Amendment, Waiver and Consent with the lenders that extended the due date for delivery of audited consolidated financial statements and related documentation for the fiscal year ended January 31, 2010 from May 1, 2010 to June 1, 2010. In consideration for this amendment, Verint paid approximately $0.9 million to its lenders. Verint filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 containing the requisite financial statements on May 19, 2010 and, accordingly, delivered its audited consolidated financial statements to the lenders in compliance with the terms of the amended Credit Facility. Should Verint fail in the future to deliver such audited consolidated financial statements as required, the agreement provides a thirty day period to cure such default, or an event of default occurs.

In July 2010, Verint entered into Amendment No. 3 (the “Amendment”) to the Credit Facility, dated as of May 25, 2007, as amended, among Verint Systems, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders from time to time party thereto (see Note 13, Debt). Among other things, the Amendment (i) changes the method of calculation of the applicable interest rate margin to be based on Verint’s consolidated leverage ratio (Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Facility)) from time to time, (ii) adds a 1.50% LIBOR floor, (iii) increases the aggregate amount of incremental revolving commitment and term loan increases permitted under the Credit Facility from $50.0 million to $200.0 million, and (iv) makes certain changes to the negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio. In addition, in July 2010, Verint entered into an Incremental Amendment and Joinder Agreement to the Credit Facility increasing the Revolving Credit facility under the Credit Facility from $15.0 million to $75.0 million (see Note 13, Debt). The commitment fee for unused capacity under the Revolving Credit Facility was increased from 0.5% to 0.75% per annum. In consideration for the July 2010 amendments, Verint paid $2.6 million to its lenders.

The applicable margins, as amended, on Base Rate Loans (the highest of (i) the prime rate and (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar Rate for a one month Interest Period (as defined) plus 1%, which rate shall not be less than 1.5%) and Eurodollar Loans (LIBOR or a floor of 1.50%, if higher) are as follows:

		Applicable Margin
Consolidated Leverage Ratio		Base Rate Loans	Eurodollar Loans
Category 1	Greater than 3.00:1.00	3.25%	4.25%
Category 2	Greater than 2.75:1.00 but less than or equal to 3.00:1.00	3.00%	4.00%
Category 3	Greater than 2.50:1.00 but less than or equal to 2.75:1.00	2.75%	3.75%
Category 4	Less than or equal to 2.50:1.00	2.50%	3.50%

As of July 31, 2010, the interest rates on the Term Loan and the Revolving Credit Facility borrowings were 5.25% and 6.00%, respectively. The interest rate on the Revolving Credit Facility borrowings reset to 5.25% as of August 4, 2010.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Termination of Interest Rate Swap Agreement

In July 2010 Verint terminated the interest rate swap agreement it entered into in May 2007 in connection with entry into the Credit Facility that had effectively fixed Verint’s interest rate exposure with respect to $450.0 million of the term loans thereunder at a 5.18% interest rate (see Note 13, Debt). To terminate the interest rate swap agreement prior to its May 2011 maturity, Verint paid approximately $21.7 million in August 2010 to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise were to have been due from Verint under the agreement (see Note 14, Derivatives and Financial Instruments).

Settlement Agreements

On December 16, 2009 and December 17, 2009, CTI entered into agreements to settle the consolidated shareholder class action and consolidated shareholder derivative actions discussed in Note 25, Commitments and Contingencies. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (the “Opt-out Credit”) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. In connection with such settlements, CTI agreed to dismiss its Direct Actions against the three former executive officers of CTI, who, in turn, agreed to dismiss any counterclaims they filed against CTI.

As part of the settlement of the consolidated shareholder class action, as amended, CTI agreed to make payments to a class action settlement fund in the aggregate amount of up to $165.0 million that were paid or remain payable as follows:

•	$1.0 million that was paid following the signing of the settlement agreement in December 2009;

•

$17.9 million that was paid in July 2010 (representing an agreed $21.5 million payment less a holdback of $3.6 million in respect of the anticipated Opt-out Credit, which holdback is required to be paid by CTI if the Opt-out Credit is less);

•	$30.0 million payable on or before May 15, 2011; and

•	$112.5 million (less the amount, if any, by which the Opt-out Credit exceeds the holdback discussed above) payable on or before November 15, 2011.

The $30.0 million due on or before May 15, 2011 and $82.5 million of the $112.5 million due on or before November 15, 2011 are payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten day average of the closing prices of CTI’s common stock prior to such election, provided that CTI becomes current in its periodic reporting obligations under the federal securities laws and its common stock is listed on a national securities exchange on or before the fifteenth trading day preceding the applicable payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million. If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such securities in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

(other than $51.6 million in aggregate principal amount of ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full.

In addition, as part of the settlement of the Direct Actions, the consolidated shareholder class action and shareholder derivative actions, Jacob “Kobi” Alexander, the former Chairman and Chief Executive Officer of CTI, agreed to pay $60.0 million to CTI which will be deposited into the derivative settlement fund and then transferred into the class action settlement fund. All amounts payable by Mr. Alexander to date have been paid and the balance will be paid upon transfer of the assets in Mr. Alexander’s frozen accounts, or their value, to the class action settlement fund. Pursuant to the amendment, Mr. Alexander agreed to waive certain rights to terminate the settlement and received the right to a credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. CTI’s settlement of claims against it in the class action for aggregate consideration of up to $165.0 million (less the Opt-out Credit) is not contingent upon Mr. Alexander satisfying his payment obligations. Certain other defendants in the Direct Actions and the shareholder derivative actions have paid or agreed to pay to CTI an aggregate of $1.4 million and certain former directors agreed to relinquish certain outstanding unexercised stock options. As part of the settlement of the shareholder derivative actions, CTI agreed to pay $9.4 million to cover the legal fees and expenses of the plaintiffs, which payment is due by October 23, 2010. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action.

Under the terms of the settlements, Mr. Alexander and his wife have agreed to relinquish their claims to the assets in Mr. Alexander’s frozen accounts that are subject to the forfeiture action, and it is anticipated that the United States District Court, on application by the U.S. Attorney, will direct that the assets in such accounts be liquidated and remitted to CTI. The value of such assets at December 31, 2009 will be credited against Mr. Alexander’s payment obligation referred to above.

The agreement to settle the consolidated shareholder class action, as amended, was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively.

Opt-Out Plaintiffs’ Action

On September 28, 2010, an action was filed in the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436. Plaintiffs allege that they are CTI shareholders who purchased CTI’s publicly traded securities in 2005, 2006 and 2007. The plaintiffs, Maverick Fund, L.D.C. and certain affiliated investment funds, opted not to participate in the settlement of the consolidated shareholder class action described above. The complaint names CTI, its current Chief Executive Officer and certain of its former officers and directors as defendants and alleges, among other things, violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options, other accounting practices at CTI and the timeline for CTI to become current in its periodic reporting obligations. The action seeks compensatory damages in an unspecified amount. The Company intends to vigorously defend this action.

Disgorgement Derivative Action

On June 1, 2007, Mark Levy filed a purported shareholder derivative action on CTI’s behalf, entitled Levy v. Koren and John Does 1-20, No. 07-CV-0896, against a former officer of one of CTI’s subsidiaries based in Israel and twenty unidentified “John Doe” defendants. The action was filed in the United States District Court for the Southern District of New York and alleged violations of Section 16(b) of the Exchange Act (see Note 25, Commitments and Contingencies). On March 25, 2010, the parties entered into a Stipulation of Settlement, pursuant to which (i) defendant paid $150,000 to CTI, (ii) defendant relinquished all rights to outstanding stock options to purchase 92,500 shares of CTI’s common stock and (iii) CTI paid plaintiff’s counsel’s award of attorneys’ fees and costs of $250,000. The settlement, which provides for the release of all claims under Section 16(b) of the Exchange Act that were or might be asserted in the action, was approved by the court in which such action was pending on June 24, 2010.

Israeli Optionholder Class Actions

CTI and certain of its subsidiaries were named as defendants in four potential class action litigations in the State of Israel involving claims to recover damages incurred as a result of purported negligence or breach of contract that allegedly prevented certain current or former employees from exercising certain stock options. The Company intends to vigorously defend these actions.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Two cases were filed in the Tel Aviv District Court against CTI on March 26, 2009, by plaintiffs Katriel (a former Comverse Ltd. employee) and Deutsch (a former Verint Systems Ltd. employee). The Katriel case (Case Number 1334/09) and the Deutsch case (Case Number 1335/09) both seek to approve class actions to recover damages that are claimed to have been incurred as a result of CTI’s negligence in reporting and filing its financial statements, which allegedly prevented the exercise of certain stock options by certain employees and former employees. By stipulation of the parties, on September 30, 2009, the court ordered that these cases, including all claims against CTI in Israel and the motion to approve the class action, be stayed until resolution of the actions pending in the United States regarding stock option accounting, without prejudice to the parties’ ability to investigate and assert the unique facts, claims and defenses in these cases.

Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both seek to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise of certain CTI stock options by certain employees and former employees. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. The Katriel case has been consolidated with the Katriel case filed in the Tel Aviv District Court (Case Number 1334/09) and is subject to the stay discussed above.

SEC Civil Actions

Promptly following the discovery of the errors and improprieties related to CTI’s historic stock option grant practices and the creation of the Special Committee, CTI, through the Special Committee and its representatives, met with and informed the staff of the SEC of the underlying facts and the initiation of the Special Committee investigation. In March and April 2008, each of CTI, Verint Systems and Ulticom, Inc. received a “Wells Notice” from the staff of the SEC arising out of the SEC’s respective investigations of their respective historical stock option grant practices and certain unrelated accounting matters. The Wells Notices provided notification that the staff of the SEC intended to recommend that the SEC bring civil actions against CTI, Verint Systems and Ulticom, Inc. alleging violations of certain provisions of the federal securities laws.

On June 18, 2009, a settlement between CTI and the SEC with respect to such matters was announced. On that date, the SEC filed a civil action against CTI in the United States District Court for the Eastern District of New York alleging violations of certain provisions of the federal securities laws regarding CTI’s improper backdating of stock options and other accounting practices, including the improper establishment, maintenance, and release of reserves, the reclassification of certain expenses, and the improper calculation of backlog of sales orders. Simultaneous with the filing of the complaint, without admitting or denying the allegations therein, CTI consented to the issuance of a final judgment (or the Final Judgment) that was approved by the United States District Court for the Eastern District of New York on June 25, 2009. Pursuant to the Final Judgment, CTI is permanently restrained and enjoined from any future violations of the federal securities laws addressed in the complaint and was ordered to become current in its periodic reporting obligations under Section 13(a) of the Exchange Act by no later than February 8, 2010. No monetary penalties were assessed against CTI in conjunction with this settlement. These matters were the result of actions principally taken by senior executives of CTI who were terminated in 2006.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

CTI intended to file this Annual Report and its Quarterly Reports on Form 10-Q for the first three quarters of the fiscal year ended January 31, 2010 by February 8, 2010 to comply with such final judgment and court order. This Annual Report has been filed after the required date. CTI intends to file, as soon as practicable, its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and the Quarterly Reports on Form 10-Q as may be required for it to become current in its periodic reporting obligations under the federal securities laws.

As a result of CTI’s inability to become current in its periodic reporting obligations under the federal securities laws in accordance with the final judgment and court order by February 8, 2010, CTI received an additional “Wells Notice” from the staff of the SEC on February 4, 2010. The Wells Notice provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI’s securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a “Wells Notice” have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock because CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge issued an initial decision to revoke the registration of CTI’s common stock. The initial decision does not become effective until the SEC issues a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which CTI filed a brief in support of its petition for review on September 16, 2010. A brief in opposition is required to be filed by the SEC by October 18, 2010 and any reply brief by CTI is required to be filed by November 1, 2010. Following any adverse determination by the SEC, if issued, CTI would have the ability to file with the SEC a motion for reconsideration of the final order and a motion to stay the final order pending judicial review, and to appeal the final order to the Court of Appeals. Although the SEC granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, CTI cannot at this time predict the outcome of such review or any appeal therefrom. If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

On June 18, 2009, a settlement between Ulticom, Inc. and the SEC was announced. On that date, the SEC filed a civil action against Ulticom, Inc. in the United States District Court for the Eastern District of New York alleging violations of certain provisions of the federal securities laws regarding Ulticom, Inc.’s historical option grant and non-option grant accounting practices. Simultaneous with the filing of the complaint, without admitting or denying the allegations therein, Ulticom, Inc. consented to the issuance of a final judgment (the “Ulticom Final Judgment”) that was approved by the United States District Court for the Eastern District of New York on July 22, 2009. Pursuant to the Ulticom Final Judgment, Ulticom, Inc. is permanently restrained and enjoined from any future violations of the federal securities laws addressed in the complaint and was ordered to become current in its periodic reporting requirements under the Exchange Act by no later than November 9, 2009. No monetary penalties were assessed against Ulticom, Inc. in conjunction with this settlement. On October 30, 2009, Ulticom, Inc. filed the last of the periodic reports required to be filed within the preceding 12 months.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

On April 9, 2008, Verint Systems received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of Verint Systems’ past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of Verint’s internal investigation. On March 3, 2010, a settlement between Verint Systems and the SEC with respect to such matters was announced. On such date, the SEC filed a civil action against Verint Systems in the United States District Court for the Eastern District of New York alleging violations of certain provisions of the federal securities laws relating to certain of Verint’s accounting reserve practices. Simultaneous with the filing of the complaint, without admitting or denying the allegations therein, Verint Systems consented to the issuance of a final judgment that was approved by the United States District Court for the Eastern District of New York on March 9, 2010. Pursuant to the final judgment, Verint Systems is permanently restrained and enjoined from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 13a-1 and 13a-13 thereunder. No monetary penalties were assessed against Verint Systems in conjunction with this settlement.

As a result of its previous failure to be current in its periodic reporting obligations under the federal securities laws, Verint Systems received an additional “Wells Notice” from the staff of the SEC on December 23, 2009. On March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of Verint Systems’ common stock because of its previous failure to file certain annual and quarterly reports. On May 28, 2010, Verint Systems entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding, which agreement was subject to approval by the SEC. On June 18, 2010, Verint Systems satisfied the requirements of such agreement and subsequently submitted an Offer of Settlement to the SEC. On July 28, 2010, the SEC issued an order accepting Verint Systems’ Offer of Settlement and dismissing the Section 12(j) administrative proceeding.

For a description of the investigation by the SEC of the stock option grant practices of Witness, which was acquired by Verint in May 2007 (see Note 25, Commitments and Contingencies).

Investigation of Alleged Unlawful Payments

On March 16, 2009, CTI disclosed that the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments made from 2001 through 2007 by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. On April 27, 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation (see Note 25, Commitments and Contingencies).

Stock-Based Compensation

During the fiscal year ended January 31, 2010, CTI’s Board of Directors granted DSU awards covering an aggregate of 1,366,200 shares of CTI’s common stock to certain key employees and directors. These awards included DSU awards of 420,000 shares of CTI’s common stock to CTI’s President and Chief Executive Officer and DSU awards constituting an aggregate of 100,000 shares of CTI’s common stock to the Company’s directors. Additionally, on May 28, 2009, CTI awarded stock options to purchase 891,300 shares of CTI’s common stock to certain employees at an exercise price of $7.10 per share and, on September 15, 2009, CTI granted options to purchase 12,000 shares of CTI’s common stock to one CTI employee at an exercise price of $8.50 per share.

During the first quarter of the fiscal year ending January 31, 2011, CTI’s Board of Directors granted DSU awards covering an aggregate of 1,013,000 shares of CTI’s common stock to certain executive officers and key employees, including a DSU award covering 300,000 shares of CTI’s common stock to CTI’s President and Chief Executive Officer and a DSU award covering 150,000 shares of CTI’s common stock to CTI’s Executive Vice President and Chief Financial Officer.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

During the second quarter of the fiscal year ending January 31, 2011, CTI’s Compensation and Leadership Committee, pursuant to authority delegated to it by CTI’s Board of Directors, granted DSU awards covering an aggregate of 366,000 shares of CTI’s common stock to certain executive officers and key employees, including a DSU award covering 130,000 shares of CTI’s common stock to the Executive Vice President, President, Global Sales of Comverse, Inc.

During the third quarter of the fiscal year ending January 31, 2011, upon the recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the grant of two DSU awards of 30,000 shares and 10,000 shares to the Senior Vice President, Business Transformation of Comverse, Inc.

During the fiscal year ended January 31, 2010 and the six months ended July 31, 2010, Verint granted Restricted Awards covering an aggregate of 1,812,000 shares and 1,000,000 shares of Verint common stock, respectively.

Auction Rate Securities

From February 1, 2009 through July 31, 2010, the Company recorded additional other-than-temporary pre-tax charges of $7.3 million for certain ARS. Additionally, from February 1, 2009 through July 31, 2010, $103.0 million aggregate principal amount of ARS with a recorded value of $66.9 million were sold or redeemed for proceeds of $80.9 million. These amounts included $51.6 million in aggregate principal amount of ARS that were subject to the UBS Put, of which $41.6 million aggregate principal amount of ARS were purchased by UBS from CTI pursuant to its purchase right prior to June 30, 2010 and $10.0 million aggregate principal amount of ARS were purchased by UBS upon the exercise by CTI of the UBS Put effective June 30, 2010.

As part of the settlement agreement of the consolidated shareholder class action, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than $51.6 million in aggregate principal amount of ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to below and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to below. Through July 31, 2010, CTI received cash proceeds of $28.8 million from sales or redemptions of ARS to which these provisions of the settlement agreement apply.

Ulticom’s Special Cash Dividend and Stock Option Modification

In April 2009, Ulticom, Inc. paid a special cash dividend of $199.6 million to its shareholders including CTI. Ulticom, Inc.’s minority shareholders were paid $64.3 million and an additional $0.2 million is payable to holders of deferred stock units awarded under Ulticom, Inc.’s equity incentive plan upon each issuance of common stock subject to such awards.

Effective as of April 21, 2009, the exercise prices of outstanding options to purchase 2,982,104 shares of Ulticom Inc.’s common stock were reduced in connection with the payment of the special cash dividend of $4.58 per share. These reductions in the option exercise prices result in no change in Ulticom’s share-based payment expense in future fiscal periods.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 31, 2009, 2008, 2007 AND 2006    (continued)

Business Acquisition

On February 4, 2010, Verint acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions, for total consideration of $21.9 million, including cash consideration of $17.9 million, and additional milestone-based contingent payments of up to $3.8 million, tied to certain performance targets being achieved over the next two years.

Comverse, Ltd. Lines of Credit

In December 2009, Comverse Ltd.’s existing line of credit was renewed and increased to $25.0 million with a corresponding increase in the cash balances Comverse Ltd. was required to maintain with the bank to $25.0 million. In June, 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million.

In December 2009, Comverse Ltd. entered into an additional line of credit with a bank for $20.0 million, to be used for, borrowings, various performance guarantees to customers and vendors, letters of credit and to execute foreign currency transactions in the ordinary course of business. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances of at least $20.0 million with the bank at all times regardless of amounts borrowed or utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million.

Sale of Land

On September 16, 2010, Comverse Ltd., entered into an agreement for the sale of certain land in Ra’anana, Israel to a third party for a purchase price of approximately $28.5 million. Approximately $27.1 million of such proceeds have been received, with the balance being held in escrow to cover, to the extent necessary, any applicable taxes and levies. The sale was consummated following a bid process during which the Company considered multiple offers. The land sale was pursued as part of the initiatives undertaken by management to improve the Company’s cash position.

Voting and Conversion Rights of Verint Systems’ Preferred Stock

A special meeting of Verint Systems’ stockholders is scheduled to be held on October 5, 2010 for the purpose of approving the issuance of shares of Verint Systems’ common stock upon the conversion of the preferred stock and, because CTI intends to vote its shares of Verint Systems’ common stock in favor, such approval is assured. Following the approval of such issuance by Verint Systems’ stockholders at such meeting, the Verint Systems’ preferred stock held by CTI will have voting rights and become convertible into shares of Verint Systems’ common stock.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COMVERSE TECHNOLOGY, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	January 31,
	2009	2008	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$346,443	$227,405	$70,977	$108,791
Short-term investments	—	153,901	733,206	722,275
Deferred income taxes	—	—	538	3,175
Prepaid expenses and other current assets	3,322	10,954	9,413	12,188

Total current assets	349,765	392,260	814,134	846,429
Property and equipment, net	668	759	793	26
Advances to subsidiaries	584,442	704,812	682,497	532,995
Investments in subsidiaries	329,303	654,094	768,191	797,527
Auction rate securities and long-term investments	120,265	58,500	—	95,089
UBS Put	13,585	—	—	—
Other assets	355	354	354	2,217

Total assets	$1,398,383	$1,810,779	$2,265,969	$2,274,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$26,019	$33,040	$27,919	$18,958
Convertible debt obligations (Note 2)	419,477	419,494	419,647	—
Litigation settlement	1,000	—	—	—

Total current liabilities	446,496	452,534	447,566	18,958
Convertible debt obligations (Note 2)	—	—	—	419,759
Litigation settlement	173,350	174,350	174,350	—
Other long-term liabilities	125,279	203,671	150,620	127,394

Total liabilities	745,125	830,555	772,536	566,111

Commitments and contingencies (Note 3)	—	—	—	—
Shareholders’ equity:
Common stock, $0.10 par value - authorized, 600,000,000 shares; issued 204,218,179, 203,948,439, 203,559,631 and 203,059,311 shares, respectively; outstanding, 204,111,096, 203,899,015, 203,559,631 and 203,059,311 shares, respectively	20,421	20,394	20,355	20,305
Treasury stock, at par 107,083 and 49,424 shares, respectively	(1,219)	(833)	—	—
Additional paid-in capital	1,899,851	1,876,890	1,955,701	1,849,734
Accumulated deficit	(1,257,859)	(937,454)	(489,869)	(176,011)
Accumulated other comprehensive (loss) income	(7,936)	21,227	7,246	14,144

Total shareholders’ equity	653,258	980,224	1,493,433	1,708,172

Total liabilities and shareholders’ equity	$1,398,383	$1,810,779	$2,265,969	$2,274,283

See notes to condensed financial statements.

COMVERSE TECHNOLOGY, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
Management fees	$60	$992	$1,460	$1,523
Selling, general and administrative expenses	(45,143)	(53,200)	(31,092)	(12,173)
Litigation settlement	—	—	(174,350)	—

Loss from operations	(45,083)	(52,208)	(203,982)	(10,650)
Interest income	14,819	31,595	38,627	37,524
Interest expense	(3)	(16)	(267)	(1,430)
Other-than-temporary impairment of investments	(86,475)	(43,200)	—	—
Other income (expense), net	14,436	(5,417)	9,936	9,431

(Loss) income before income taxes	(102,306)	(69,246)	(155,686)	34,875
Income tax benefit (provision)	31,879	48,656	(10,774)	(22,910)
Equity in (loss) earnings of subsidiaries, net of income taxes	(249,978)	(352,619)	(148,742)	70,435

(Loss) income before cumulative effect of change in accounting principle	(320,405)	(373,209)	(315,202)	82,400
Cumulative effect of change in accounting principle	—	—	1,344	—

Net (loss) income	$(320,405)	$(373,209)	$(313,858)	$82,400

Weighted average shares outstanding:
Basic	204,171,793	203,393,994	203,093,447	200,259,474

Diluted	204,171,793	203,393,994	203,093,447	214,559,489

(Loss) earnings per share:
Basic	$(1.57)	$(1.83)	$(1.55)	$0.41

Diluted	$(1.57)	$(1.84)	$(1.55)	$0.38

See notes to condensed financial statements.

COMVERSE TECHNOLOGY, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended January 31,
	2009	2008	2007	2006
Net cash (used in) provided by operating activities	$(26,294)	$(5,827)	$21,043	$28,139

Cash flows from investing activities:
Proceeds from sales and maturities of investments	74,331	1,692,047	1,248,174	2,421,993
Purchases of investments	(48,949)	(1,213,474)	(1,169,758)	(2,083,231)
Purchase of property and equipment	(17)	(67)	(465)	(10)
Payments from (advances to) subsidiaries, net	120,370	(22,315)	(149,502)	(259,233)
Purchase of subsidiary perpetual preferred stock	—	(293,000)	—	—

Net cash provided by (used in) investing activities	145,735	163,191	(71,551)	79,519

Cash flows from financing activities:
Repurchase of 1.5% convertible debentures	—	—	—	(87,253)
Repurchase of convertible debt obligations	—	(52)	(95)	(104)
Repayment of bank loans and long-term debt	(17)	(51)	—	—
Repurchase of common stock	(386)	(833)	—	—
Proceeds from issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	12,789	44,782

Net cash (used in) provided by financing activities	(403)	(936)	12,694	(42,575)

Net increase (decrease) in cash and cash equivalents	119,038	156,428	(37,814)	65,083
Cash and cash equivalents, beginning of year	227,405	70,977	108,791	43,708

Cash and cash equivalents, end of year	$346,443	$227,405	$70,977	$108,791

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

1. BASIS OF PRESENTATION

Comverse Technology, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only condensed financial statements should be read in conjunction with Comverse Technology, Inc.’s audited consolidated financial statements in Item 15 of this Annual Report.

Restrictions on Access to Subsidiary Cash

The Parent Company’s Verint subsidiary has long-term debt outstanding as of January 31, 2009 and 2008 which places restrictions on the declaration or payment of any dividends whether in cash or property to the Parent Company. As of January 31, 2009, 2008, 2007 and 2006, the Parent Company’s Comverse Ltd. subsidiary had floating liens on all its assets in support of potential future borrowings and other banking services by two Israeli banks. The liens included provisions that prohibited Comverse Ltd. from selling or transferring its assets (other than in the ordinary course of business), which had the effect of restricting Comverse Ltd.’s ability to pay dividends or extend loans to shareholders without obtaining the banks’ prior written approval. In December 2009, the liens on the assets of Comverse Ltd. were released. In addition, pursuant to its investment agreements, the Parent Company’s Starhome subsidiary is precluded from paying cash dividends to its shareholders without the approval of certain minority shareholders. As the restricted net assets represent a significant portion of the Company’s consolidated net assets, these condensed financial statements have been presented on a “parent-only” basis.

2. DEBT

As of January 31, 2009, 2008, 2007 and 2006, the Parent Company had convertible debt obligations (“Convertible Debt Obligations”) of $419.5 million, $419.5 million, $419.6 million and $419.8 million. Subsequent to January 31, 2009, the Parent Company commenced a tender offer pursuant to which the Parent Company purchased $417.3 million in aggregate principal amount of its Convertible Debt Obligations. Refer to Notes 13, Debt, and 27, Subsequent Events, of the consolidated financial statements for a description of the significant provisions of the Convertible Debt Obligations and the purchase of the Convertible Debt Obligations subsequent to January 31, 2009.

3. COMMITMENTS AND CONTINGENCIES

The Parent Company is a party to various lawsuits, as discussed in Note 25, Commitments and Contingencies, of the consolidated financial statements. Subsequent to January 31, 2009, the Parent Company entered into agreements to settle a shareholder class action and consolidated shareholder derivative actions for an aggregate amount of $174.4 million, including legal fees and expenses of the plaintiffs of $9.4 million, which has been accrued for during the fiscal year ended January 31, 2007. See Note 27, Subsequent Events, of the consolidated financial statements for provisions of the settlement.

4. PERPETUAL PREFERRED STOCK OF SUBSIDIARY

On May 25, 2007, the Parent Company entered into an agreement with its subsidiary, Verint Systems, to purchase an aggregate of 293,000 shares of Verint Systems’ Series A Convertible Perpetual Preferred Stock (“preferred stock”) for an aggregate purchase price of $293.0 million. See Note 24, Related Party Transactions, of the consolidated financial statements for further details and provisions of the preferred stock.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Fiscal Year	Additions Charged (Credited) to Expenses	Net Deductions (Recoveries)	Other (1)	Balance at End of Fiscal Year
Allowance for doubtful accounts:
Fiscal Year Ended January 31, 2009	$18,063	$1,606	$(3,041)	$(825)	$15,803
Fiscal Year Ended January 31, 2008	9,891	7,965	(764)	971	18,063
Fiscal Year Ended January 31, 2007	8,456	2,420	(1,319)	334	9,891
Fiscal Year Ended January 31, 2006	11,977	(920)	(3,238)	637	8,456

Inventory obsolescence:
Fiscal Year Ended January 31, 2009	$24,773	$7,780	$(5,234)	$(386)	$26,933
Fiscal Year Ended January 31, 2008	23,582	9,002	(7,776)	(35)	24,773
Fiscal Year Ended January 31, 2007	24,943	4,599	(5,866)	(94)	23,582
Fiscal Year Ended January 31, 2006	24,565	8,198	(5,806)	(2,014)	24,943

Valuation allowance on income tax assets:
Fiscal Year Ended January 31, 2009	$191,568	$106,060	$—	$(11,970)	$285,658
Fiscal Year Ended January 31, 2008	94,157	94,327	—	3,084	191,568
Fiscal Year Ended January 31, 2007	69,661	19,902	—	4,594	94,157
Fiscal Year Ended January 31, 2006	102,591	(30,693)	—	(2,237)	69,661

Warranties: (2)
Fiscal Year Ended January 31, 2009	$1,917	$502	$(1,115)	$(54)	$1,250
Fiscal Year Ended January 31, 2008	2,841	231	(989)	(166)	1,917
Fiscal Year Ended January 31, 2007	2,311	389	(364)	505	2,841
Fiscal Year Ended January 31, 2006	3,071	549	(1,284)	(25)	2,311

1)	Primarily consists of translation adjustments.

2)	Included in ‘Accounts payable and other accrued expenses’ in the consolidated balance sheets.