Form 10-K
period 2010-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2011-01-25
CIK 803014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-15502

COMVERSE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

New York	13-3238402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Seventh Avenue New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-739-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not applicable	Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 30, 2010 (the last business day of the registrant’s second fiscal quarter) was approximately $1,269,600,000, based on a per share price of $7.50 (the closing sale price on such date). For purposes of this calculation, executive officers, directors and greater than 10% beneficial owners of the registrant were assumed to be affiliates. However, such assumption should not be deemed to be a determination that such executive officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 204,337,647 shares of the registrant’s common stock outstanding on December 20, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COMVERSE, the COMVERSE logo, COMVERSE TECHNOLOGY, COMVERSE ONE, COMVERSE EXPO, COMVERSE HUB, KENAN, NETCENTREX, IPCENTREX and MAKING YOUR NETWORK SMARTER are our trademarks and service marks. VERINT, the VERINT logo, ACTIONABLE INTELLIGENCE, POWERING ACTIONABLE INTELLIGENCE, INTELLIGENCE IN ACTION, ACTIONABLE INTELLIGENCE FOR A SMARTER WORKFORCE, VERINT VERIFIED, WITNESS ACTIONABLE SOLUTIONS, STAR-GATE, RELIANT, VANTAGE, X-TRACT, NEXTIVA, EDGEVR, ULTRA, AUDIOLOG, WITNESS, the WITNESS logo, IMPACT 360, the IMPACT 360 logo, IMPROVE EVERYTHING, EQUALITY, CONTACTSTORE, EYRETEL, BLUE PUMPKIN SOFTWARE, BLUE PUMPKIN, the BLUE PUMPKIN logo, EXAMETRIC, the EXAMETRIC logo, CLICK2STAFF, STAFFSMART, AMAE SOFTWARE and the AMAE logo are trademarks and registered trademarks of our majority-owned subsidiary, Verint Systems Inc. or its subsidiaries. ULTICOM, the ULTICOM logo, ULTICOM PULSE, SIGNALCARE, SERVICE ESSENTIAL SOLUTIONS, SIGNALWARE, NSIGNIA and CRITERION are trademarks and service marks of Ulticom, Inc., our majority-owned subsidiary prior to its sale on December 3, 2010, or its subsidiaries. STARHOME, the STARHOME logo, WELCOME SMS, INTELLIGENT CALL ASSISTANT, INTELLIGENT PREFERRED NETWORK, ROAMESSAGE, ROAMINGMATE, are trademarks and service marks of our majority-owned subsidiary, Starhome B.V. or its subsidiaries.

i

DEFINITIONS

In this Annual Report on Form 10-K (or Annual Report):

•	CTI means Comverse Technology, Inc., excluding its subsidiaries;

•	Comverse, Inc. means Comverse, Inc., CTI’s wholly-owned subsidiary, excluding its subsidiaries;

•	Comverse means Comverse, Inc, including its subsidiaries;

•	Verint Systems means Verint Systems Inc., CTI’s majority-owned subsidiary, excluding its subsidiaries;

•	Verint means Verint Systems, including its subsidiaries;

•	Ulticom, Inc. means Ulticom, Inc., CTI’s majority-owned subsidiary prior to its sale on December 3, 2010, excluding its subsidiaries;

•	Ulticom means Ulticom, Inc., including its subsidiaries;

•	Starhome B.V. means Starhome B.V., CTI’s majority-owned subsidiary, excluding its subsidiaries;

•	Starhome means Starhome B.V., including its subsidiaries;

•	we, us, our, our company and similar expressions mean CTI, including its subsidiaries; and

•	fiscal 2009, fiscal 2008, fiscal 2007 and fiscal 2006 mean the fiscal years ended January 31, 2010, 2009, 2008 and 2007, respectively.

FORWARD-LOOKING STATEMENTS

Certain statements appearing in Item 1, “Business,” Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute “forward-looking statements.” Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Annual Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

•

the risk of further diminishment in our capital resources as a result of, among other things, continued negative cash flows from operations at Comverse or the continued incurrence of significant expenses by CTI and Comverse in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and to remediate material weaknesses in internal control over financial reporting;

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

•

the risk that the outcome of the review by the Securities and Exchange Commission (or the SEC) of the adverse initial decision of the Administrative Law Judge in the administrative proceeding initiated by the SEC on March 23, 2010, pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), to revoke the registration of CTI’s common stock under the Exchange Act due to CTI’s failure to become current in its periodic reporting obligations under the federal securities laws, or any appeal therefrom, will be adverse to CTI. Consequently, should the registration of CTI’s common stock be suspended or revoked, brokers, dealers and other market participants would be prohibited from buying, selling, making market in, publishing quotations of or otherwise effecting transactions with respect to such common stock and, as a result, public trading of CTI’s common stock would cease and investors would find it difficult to acquire or dispose of CTI’s common stock or obtain accurate quotations of CTI’s common stock, which could result in a significant decline in the value of CTI’s common stock, and our business may be adversely impacted, including, without limitation, an adverse impact on CTI’s ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives;

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

•

the review of the periodic reports of CTI and Verint Systems (including, but not limited to, this Annual Report and periodic reports filed subsequently with the SEC) by the staff of the SEC could result in further amendments to our and Verint Systems’ financial information or other disclosures;

•

the risk that if CTI ceases to maintain a majority ownership of Verint Systems’ outstanding equity securities, it may be required to no longer consolidate Verint’s financial statements within its consolidated financial statements and, in such event, the presentation of CTI’s consolidated financial statements would be materially different from the presentation for the fiscal year covered by this Annual Report;

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

•

the continuing effects of the weakness in the global economy and adverse conditions in the telecommunications industry, which resulted in reduced information technology spending and reduced demand for our subsidiaries’ products and services;

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

•

constraints on our ability to obtain new debt or equity financing due to, among other things, (i) CTI’s not being current in its periodic reporting obligations under the federal securities laws, (ii) potential material contingent liabilities that could have a material adverse effect on our financial position and results of operations, including, but not limited to, those identified herein and in Item 1A, “Risk Factors,” and (iii) the continuing effects of the weakness in the global economy;

•	rapidly changing technology in our subsidiaries’ industries and our subsidiaries’ ability to enhance existing products and develop and market new products;

•

our subsidiaries’ dependence on a significant portion of their sales and operating results from contracts for large systems and large installations, including, among other things, the lengthy and complex bidding and selection process, the difficulty predicting their ability to obtain particular contracts and the timing and scope of these opportunities;

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

•

increased competition could force our subsidiaries to lower their prices or take other actions to differentiate their products and changes in the competitive environment in the telecommunications industry worldwide could seriously affect Comverse’s business;

•

increased costs or reduced demand for Comverse’s products resulting from compliance with evolving telecommunications regulations and the implementation of new standards may adversely affect our business and financial condition;

•

the risk that Comverse will be unable to comply with stringent standards imposed through Indian telecommunications service providers on equipment and software vendors that are not Indian owned or controlled by the Department of Telecommunications of the Government of India (or DoT), in which case Comverse’s ability to conduct business in India will be substantially limited and our revenue, profitability and cash flows would be materially adversely affected;

•	significant indemnification obligations and various other obligations to which Comverse is and will continue to be subject as part of its compliance with DoT prescribed standards;

•	the failure or delay in achieving interoperability of Comverse’s products with its customers’ systems could impair its ability to sell its products;

•	the competitive bidding process used to generate sales requires our subsidiaries to expend significant resources with no guarantee of recoupment;

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

v

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

These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Item 1A, “Risk Factors” of this Annual Report. The documents and reports we file with the SEC are available through CTI, or its website, www.cmvt.com, or through the SEC’s Electronic Data Gathering Analysis and Retrieval system (EDGAR) at www.sec.gov. CTI undertakes no commitment to update or revise any forward-looking statements except as required by law.

EXPLANATORY NOTE

This Annual Report for the fiscal year ended January 31, 2010 is being filed by CTI after its due date as a result of the delay in filing CTI’s comprehensive Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 (referred to as the Comprehensive Form 10-K), which was filed on October 4, 2010 and, to a lesser extent, as a result of material weaknesses in CTI’s internal control over financial reporting.

The delay in filing CTI’s Comprehensive Form 10-K resulted primarily from (i) adjustments to our historical financial statements required to reflect the results of the completed investigations by a Special Committee (referred to as the Special Committee) of CTI’s Board of Directors (referred to as the Board) and (ii) the evaluation of application of generally accepted accounting principles in the United States of America (or U.S. GAAP) in connection with the recognition of revenue, including the assessment of vendor specific objective evidence (or VSOE) of fair value, and (iii) other items relating to the completion of our consolidated financial statements.

The Special Committee’s investigations related to historic improper stock option grant practices and related accounting matters and other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the intentional inaccurate presentation of backlog.

Our consolidated financial statements for the fiscal year ended January 31, 2010 include the financial statements of CTI’s subsidiaries, including Verint Systems, CTI’s majority-owned publicly-traded subsidiary, and Ulticom, Inc. Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors LLC (or Platinum Equity) on December 3, 2010 (referred to as the Ulticom Sale). For more information relating to the Ulticom Sale, see Item 1, “Business—Acquisitions and Dispositions—Dispositions—Sale of Ulticom.” Each of Verint Systems and Ulticom, Inc. also conducted separate management or audit committee reviews or investigations of their stock option grant practices and certain non-option accounting issues, including accounting reserves, income statement expense classification, and engaged in an evaluation of the application of U.S. GAAP in connection with the recognition of revenue. However, Ulticom, Inc. and Verint Systems became current in their periodic reporting obligations under the federal securities laws on October 30, 2009 and June 18, 2010, respectively, and their common stock was relisted on NASDAQ on November 25, 2009 and July 6, 2010, respectively. Ulticom, Inc.’s stock is no longer registered under the Exchange Act and ceased to trade on NASDAQ as a result of the Ulticom Sale.

CTI is not yet current in its periodic reporting obligations under the federal securities laws. CTI has determined that it can best provide current and accurate information to investors by focusing its efforts on preparing and filing its Annual Report on Form 10-K for the fiscal year ending January 31, 2011 (or the 2010 Form 10-K) and then preparing and filing such Quarterly Reports on Form 10-Q as may be required for it to become current in its periodic reporting obligations under the federal securities laws. Although CTI does not expect to be able to file its 2010 Form 10-K by the April 1, 2011 due date, it intends to file the 2010 Form 10-K as soon as practicable thereafter. CTI is in the process of reviewing the various milestones in its financial close and reporting and disclosure processes and expects to provide additional information on its timeline for completing its various periodic reports in late February 2011.

PART I

ITEM 1.	BUSINESS

Overview

CTI is a holding company and conducts business through its subsidiaries, Comverse, Inc., Verint Systems and Starhome B.V. and, prior to the Ulticom Sale on December 3, 2010, Ulticom, Inc. CTI’s reportable segments for the fiscal year ended January 31, 2010 are:

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

Comverse is a leading provider of software-based products, systems and related services that:

•

provide prepaid, postpaid and converged billing and active customer management for wireless, wireline and cable network operators (referred to as Business Support Systems or BSS) delivering a value proposition designed to ensure timely and efficient service monetization and enable real-time offers to be made to end users based on all relevant customer profile information; and

•

enable wireless and wireline (including cable) network-based Value-Added Services (or VAS), comprised of three categories – Voice, Messaging and Mobile Internet—and that include voicemail, call completion, visual voicemail, short messaging service (or SMS) text messaging (or texting), multimedia picture and video messaging, mobile Internet access, and Internet Protocol (or IP) communications.

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

Verint Systems’ common stock is traded on the NASDAQ Global Market under the symbol “VRNT.” As part of its previously disclosed initiatives to improve its cash position, CTI completed on January 14, 2011 the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering. Following the completion of the offering, as of January 14, 2011, CTI held 44.0% of the outstanding shares of Verint Systems’ common stock and 100% of the outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, of Verint Systems (or the preferred stock). The preferred stock became voting and convertible into Verint Systems’ common stock on October 5, 2010 and, accordingly, following the completion of the offering, as of January 14, 2011, CTI had beneficial ownership of 56.2% of Verint Systems’ common stock. CTI intends to continue to retain a majority interest in Verint Systems.

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

On December 3, 2010, CTI sold its shares of Ulticom, Inc. common stock to an affiliate of Platinum Equity as part of the Ulticom Sale. For more information relating to the Ulticom Sale, see “—Acquisitions and Dispositions—Dispositions—Sale of Ulticom.”

Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless operators use Starhome’s software-based solutions to generate additional revenues and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network. As of January 14, 2011, CTI held 66.5% of Starhome B.V.’s outstanding share capital.

CTI’s common stock is traded on the over-the-counter securities market, commonly referred to as the “Pink Sheets,” under the symbol “CMVT.PK.” CTI was incorporated in the State of New York in October 1984. CTI’s principal executive offices are located at 810 Seventh Avenue, New York, New York 10019 and its telephone number at that location is (212) 739-1000.

CTI’s Internet address is www.cmvt.com. The information contained on CTI’s website is not included as a part of, or incorporated by reference into, this Annual Report. CTI makes available, free of charge, on its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to such reports filed or furnished pursuant to Section 13(a), 14 or 15(d) of the Exchange Act, as soon as reasonably practicable after CTI has electronically filed such material with, or furnished such material to, the SEC.

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

Comverse’s portfolio is comprised of the following product categories:

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

•

Visual Voicemail provides users with a visual in-box user interface for more convenient and appealing message management, including address book integration for “record-and-send” one-to-one and one-to-many voice messaging. Although next generation visual voicemail has yet to experience high levels of end-user adoption, it continues to be launched in a greater number of networks and its expanded deployment corresponds to the continued proliferation of next generation “smart phones,” such as the iPhone.

•	Comverse Messaging HUB

Comverse Messaging HUB enables the following services:

•

Short Message Service Center (or SMSC) and Messaging Router enable texting which is used for an expanding range of purposes, including person-to-person messaging, televoting, application-to-person messaging such as information and entertainment alerts, and social network-based messaging, such as Twitter updates. Texting has achieved mass market mobile end user adoption levels, and is currently the world’s most popular wireless enhanced service.

•

Messaging Gateway provides a secure and managed multi-channel entry point into the operator’s network for external messaging content and applications, user-generated content and social networking sites.

•

Comverse HUB 4G Package leverages the multi-channel, multi-screen and cross-device user experience. Built for the user-centric, content-centric and mashup-centric fourth generation (or 4G) networks, Comverse HUB is designed to offer full IP Multimedia Subsystem/Long-Term Evolution (or IMS/LTE) compatibility to facilitate a smooth transition to future networks. Comverse HUB is designed to fully support hybrid environments, including networks that consist of a combination of 2G/3G and 4G services.

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

Comverse Mobile Internet HUB enables wireless users with optimized access to mobile Internet websites, content and applications, and generates data usage and revenue for wireless operators. These solutions enhance the mobile user Internet experience and help wireless network operators leverage their unique assets beyond connectivity, adapting content for each handset type, providing traffic control and optimization, content filtering, and advanced charging and monitoring.

Comverse Mobile Internet HUB controls and manages traffic generated by a wide range of mobile devices, such as smartphones and laptops. It offers wireless operators a comprehensive solution comprised of Enforcement, Central Policy Management, and Broadband Data Charging services.

•

Enforcement Services. Comverse’s Mobile Internet HUB’s Enforcement Services are designed to improve wireless operators’ mobile broadband traffic management, monetization and network control, utilizing advanced Deep Packet Inspection (or DPI) technology, maximize network utilization and enhance the user experience. These services include Traffic Management & Optimization, Mobile Browsing & Streaming, and Content Adaptation & Filtering solutions. Comverse’s Traffic Management & Optimization solution, includes Video Optimization designed to provide wireless operators with the end-to-end intelligence needed for efficient delivery of video traffic. The solution allows wireless operators to reduce data volume and response time, enhance the subscriber experience and provide a set of policies and tariffs.

•

Central Policy Management. Comverse Mobile Internet HUB’s Central Policy Management facilitates definition of complex policies and data plans, supporting wireless operators’ efforts to increase data revenues and enhance network control. This solution makes real-time policy decisions based on information retrieved from multiple data sources, including session, transaction, device, subscriber database, billing servers and network and subscriber intelligence received from the Mobile Analytics service described below. This solution also uses DPI to facilitate cross-service decision making, and can also instruct the DPI to change its local policies based on external network and subscriber information. In addition, this solution provides wireless operators with Mobile Analytics with enhanced monitoring and usage analysis capabilities that improve reporting, decision-making and network planning.

•

Broadband Data Charging. Comverse Mobile Internet HUB’s Broadband Data Charging supports real-time and near real-time data charging services, providing differentiated charging capabilities for both prepaid and postpaid subscribers. It facilitates smart quota management, contributing both to an enhanced user experience and increased revenue streams.

Comverse Netcentrex Converged IP Communications Products

Comverse’s Netcentrex Converged IP Communications products, resulting from Comverse’s acquisition of Netcentrex on May 23, 2006, provide IP-based solutions for carrier-hosted enterprise and consumer IP services that enable communication service providers to deliver VoIP telephony, fixed-mobile converged voice, video and messaging services (or FMC), IP Centrex enterprise communications services, and IP Multimedia Subsystem (or IMS)-based services. These products allow service providers and their end users to benefit from the lower cost of IP-based service delivery. As part of its initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets, Comverse is pursuing a wind down of, and continues to evaluate other strategic options for, its Netcentrex business.

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

Customers

Comverse markets its product portfolio primarily to communication service providers, such as wireless and wireline network operators, cable operators and content service providers. More than 450 service providers in more than 125 countries, including a majority of the 100 largest wireless network operators in the world, have selected Comverse’s products. No Comverse customer, including system integrators and value-added resellers, individually accounted for more than 10% of Comverse’s revenues for any of the fiscal years ended January 31, 2010, 2009 or 2008.

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

Competition

The market for Comverse’s prepaid, postpaid and converged billing, messaging and content value-added services and IP communication solutions is highly competitive, and includes numerous products offering a broad range of features and capacities. The primary competitors are suppliers of turnkey systems and software, and indirect competitors that supply certain components to systems integrators. Many of Comverse’s competitors specialize in a subset of Comverse’s portfolio of products. Direct and/or indirect competitors include, among others, Acision, Alcatel-Lucent, Amdocs, Convergys, Ericsson, HP, Huawei, Intec, Movius, NEC, Nokia Siemens Networks, Openwave, Oracle, Tecnotree and Unisys. Competitors of Comverse that manufacture other telecommunications equipment may derive a competitive advantage in selling systems to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers.

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

In addition, Comverse faces increasing competition from changing technologies that may provide alternatives to its products and services. For example, the introduction of open access to web-based applications from wireless devices allows end users to utilize web-based services, such as Facebook, Google, Yahoo or Hotmail, to access, among other things, instant messaging and electronic mail free of charge rather than use wireless carriers’ service offerings.

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

Comverse maintains organization-wide quality assurance procedures, coordinating the quality control activities of its research and development, manufacturing and service departments that comply with the requirements of the international standards ISO 9001, ISO 14001, ISO 17799/27001 and OHSAS 18001:2007.

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

Verint’s Actionable Intelligence solutions portfolio is primarily comprised of the following products:

Enterprise Workforce Optimization Solutions

Verint is a leading provider of enterprise workforce optimization software and services. Verint’s solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, and enhancing compliance. Marketed under the Impact 360 brand to contact centers, back offices, branch and remote offices, and public safety centers, these solutions comprise a unified suite of enterprise workforce optimization applications and services and include:

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

Video Intelligence Solutions

Verint is a leading provider of networked IP video solutions designed to optimize security and enhance operations. Marketed under the Nextiva brand, this portfolio enables organizations to deploy an end-to-end IP video solution with analytics or evolve to IP video solutions without discarding their previous investments in analog Closed Circuit Television (or CCTV) technology and includes:

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

•

Edge Devices, which capture, digitize, and transmit video across enterprise networks, providing many of the benefits of IP video while using existing analog CCTV investments. Nextiva also includes IP cameras, bandwidth-efficient video encoders to convert analog images to IP video for transmission over IP networks, and wireless devices that perform both video encoding and wireless IP transmission, facilitating video surveillance in areas too difficult or expensive to wire;

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

Customers

Verint’s solutions are used by more than 10,000 organizations in over 150 countries. None of Verint’s customers, including system integrators, VARs, various local, regional and national governments worldwide, and OEM partners, individually accounted for more than 10% of Verint’s revenue for any of the fiscal years ended January 31, 2010, 2009 or 2008.

For the fiscal year ended January 31, 2010, approximately one quarter of Verint’s business was generated from contracts with various governments around the world, including federal, state, and local government agencies. Some of the customer engagements on which Verint works require it to have the necessary security credentials or to participate in the project through an approved legal entity. In addition, because of the unique nature of the terms and conditions associated with government contracts generally, Verint’s government contracts may be subject to renegotiation or termination at the election of the government customer. For a more detailed discussion of the risks associated with Verint’s government customers, see Item 1A, “Risk Factors—Risks Related to our Businesses and our Industries—Verint is dependent on contracts with governments around the world for a significant portion of its revenue. These contracts also expose Verint to additional business risks and compliance obligations” and “Risk Factors—Risks Related to our Businesses and our Industries—U.S. and foreign governments could refuse to buy Verint’s Communications Intelligence solutions or could deactivate its security clearances in their countries thereby restricting or eliminating Verint’s ability to sell these solutions in those countries and perhaps other countries influenced by such a decision.”

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

For the fiscal year ended January 31, 2010, Alcatel-Lucent, Nokia Siemens Networks and Sonus Networks, Inc. accounted for 22%, 18% and 17%, respectively, of Ulticom’s total revenues. For the fiscal year ended January 31, 2009, Alcatel-Lucent, Nokia Siemens Networks and Sonus Networks, Inc. accounted for 14%, 33% and 13%, respectively, of Ulticom’s total revenues. For the fiscal year ended January 31, 2008, Alcatel-Lucent, Nokia Siemens Networks and Sonus Networks, Inc. accounted for 11%, 35% and 16%, respectively, of Ulticom’s total revenues.

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

Ulticom competes principally on the basis of product performance and functionality, product quality and reliability, customer service and support, and price.

Ulticom’s success will depend, primarily, on its ability to provide technologically advanced and cost-effective signaling solutions adhering to evolving network architectures, such as 3GPP and IMS. Furthermore, as competition and pricing pressure continue within its customers’ markets, Ulticom may be required to further reduce prices or offer product sales incentive programs.

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

In addition to its international roaming solutions, Starhome has also developed a family of local solutions such as Mobile VPN and Collect Call. Mobile VPN allows operators to provide their business customers with the capabilities to use short dialing from their mobile handsets just like in their office environment. Collect Call enables operators to offer their customers a service in which the charges for calls will be made by a third party and not by the call originator himself. Operators deploying these solutions can increase their revenues by providing subscribers with the ability to maintain the communication functionality they have in their office while using their mobile handsets. Operators can also provide their subscribers with the ability to utilize multiple telephone numbers on the same mobile handset.

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

In addition, in light of the increase in data usage in local as well as international markets, operators look for solutions that will enable them to provide their end users traveling abroad with better control of their expenditure on roaming data applications. In the highly competitive mobile communications market, Starhome designs its solutions to allow wireless operators to support the new needs of data roaming and improve margins by efficiently addressing the new business challenges.

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

Customers

Starhome serves more than 150 wireless operators in more than 90 countries. Starhome maintains strong collaborative relationships with its customers, which include members of several of the largest mobile operator groups in the world as well as leading independent operators. No Starhome customer individually accounted for more than 10% of Starhome’s revenues for any of the fiscal years ended January 31, 2010, 2009 or 2008.

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

The high-capacity global network provides mobile operators with a secure method for the routing of data and messages around the world coupled with the ability to manage and monitor their service. The global network is based on Starhome’s IntelliGate™ Service Mobility Platform (or Intelligent Gateway). IntelliGate connects GSM networks to Starhome’s global network via regional hub sites and is designed to accommodate existing and evolving standards and protocols, including Session Initiation Protocol and IMS.

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

Starhome competitors include, among others, Ericsson, Globitel, Huawei, IPCOM, Nokia Siemens Networks, Roamware and Syniverse. Clearing houses, such as MACH and Syniverse, are expanding their offering to cover VAS in hosted mode to increase their offering and relationship with the roaming departments. Starhome also believes that certain customers may attempt to internally develop certain functionalities currently provided by its services.

Manufacturing and Sources of Supplies

Starhome’s IntelliGate platforms are assembled by Comverse Ltd., an Israeli company and a wholly-owned subsidiary of Comverse, Inc. (or Comverse Ltd.). The production and assembly process consists of procurement and purchase of materials, including hardware, software and third-party supplies, as well as integration, engineering and assembly, all of which is handled by Comverse Ltd. Final assembly includes the application of extensive testing and quality control procedures to materials, modules, subassemblies and systems. On November 1, 2008, Starhome entered into agreements with Comverse Ltd. with respect to the provision of these services, each of which has an initial term of four years and renew automatically for additional two year terms unless terminated in accordance with their terms.

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

Comverse Technology, Inc. and Subsidiaries

Customers

On a consolidated basis, no customer accounted for 10% or more of our total revenue for the fiscal years ended January 31, 2010, 2009 or 2008. We had concentration of 12.7% of consolidated accounts receivable as of January 31, 2009 attributable to a Comverse customer. No customer accounted for more than 10% of consolidated accounts receivable as of January 31, 2010. We believe that no significant credit risk exists.

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

A portion of our subsidiaries’ research and development operations benefit from financial incentives provided by government agencies to promote research and development activities performed in Israel. The cost of such operations is and will continue to be affected by the continued availability of financial incentives under such programs. During the fiscal year ended January 31, 2010, as in many prior years, our subsidiaries’ research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (or the OCS), under which reimbursement of a portion of our research and development expenditures is made subject to final approval of project budgets. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on the ability to transfer technology, know-how and manufacture OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay significantly increased royalties or a redemption fee calculated according to the applicable regulations. The difficulties in obtaining the approval of the OCS for the transfer of technology, know-how, manufacturing activities and/or manufacturing rights out of Israel could have a material adverse effect on strategic alliances or other transactions that our subsidiaries may enter into in the future.

Our gross research and development expenses for the fiscal years ended January 31, 2010, 2009 and 2008 were $286.3 million, $352.0 million and $384.4 million, respectively. Amounts reimbursed by the OCS and others for the fiscal years ended January 31, 2010, 2009 and 2008 were $6.2 million, $6.6 million and $7.5 million, respectively.

Acquisitions and Dispositions

Acquisitions

On February 4, 2010, Verint acquired all of the outstanding shares of Iontas Limited (or Iontas), a privately held provider of desktop analytics solutions, for total consideration of $21.9 million, including cash consideration of $17.9 million, and additional milestone-based contingent payments of up to $3.8 million, tied to certain performance targets being achieved over the two-year period following the acquisition date. Prior to this acquisition, Verint licensed certain technology from Iontas, whose solutions measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments.

Dispositions

Sale of Land

On September 16, 2010, Comverse Ltd., an indirect wholly-owned subsidiary of CTI, entered into an agreement for the sale of land in Ra’anana, Israel to a third party for approximately $28.5 million. Approximately $27.1 million of such proceeds have been received, with the balance being held in escrow to cover, to the extent necessary, any applicable taxes and levies. The sale was consummated following a bid process during which we considered multiple offers. The land sale was pursued as part of the initiatives undertaken by management to improve our cash position.

Sale of Ulticom

On December 3, 2010 (referred to as the effective date), Ulticom, Inc. completed a merger with an affiliate of Platinum Equity, pursuant to the terms and conditions of a merger agreement, dated October 12, 2010 (referred to as the merger agreement), with Utah Intermediate Holding Corporation (or UIHC), a Delaware corporation, and Utah Merger Corporation (or Merger Sub), a New Jersey corporation and wholly-owned subsidiary of UIHC. As a result of the merger, Ulticom, Inc. became a wholly-owned subsidiary of UIHC.

Immediately prior to the effective time of the merger, Ulticom, Inc. paid a special cash dividend in the aggregate amount of $64.0 million (referred to as the Dividend), amounting to $5.74 per share, to its shareholders of record on November 24, 2010. CTI received $42.4 million in respect of the Dividend.

Pursuant to the terms of the merger, Ulticom, Inc.’s shareholders (other than CTI) received $2.33 in cash, without interest per share of common stock of Ulticom, Inc. after payment of the Dividend.

Shares of Ulticom, Inc.’s common stock held by CTI were purchased by an affiliate of Platinum Equity, pursuant to the terms and conditions of a share purchase agreement, dated October 12, 2010, following payment of the Dividend and immediately prior to the consummation of the merger. In consideration thereof, CTI received aggregate consideration of up to $17.2 million, amounting up to $2.33 per share, consisting of (i) approximately $13.2 million in cash and (ii) the issuance by Merger Sub to CTI of two non-interest bearing promissory notes originally in the aggregate principal amount of $4.0 million. The first promissory note, originally in the amount of $1.4 million, was subsequently reduced to $0.8 million in connection with the purchase of certain products from Ulticom and is payable to CTI 14 months after the effective date. The second promissory note, in the amount of $2.6 million, is payable to CTI following the determination of Ulticom’s revenue for a 24-month period beginning on January 1, 2011 and is subject to reduction by 40% of the difference between $75 million and the revenue generated by Ulticom during such period.

Sale of Shares of Verint Systems’ Common Stock

On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate proceeds net of underwriting discounts and commissions of $76.5 million. The offering was completed as part of the initiatives undertaken by management to improve our cash position.

Patents and Intellectual Property Rights

The success of our subsidiaries depends to a significant degree on the legal protection of their software and other proprietary technology rights. Our subsidiaries rely on a combination of patent, trade secret, copyright, and trademark laws and confidentiality and non-disclosure agreements with employees and third parties to establish and protect their proprietary rights.

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

Licenses and Royalties

Licenses to third parties by our subsidiaries are designed to prohibit unauthorized use, copying, and disclosure of our software and other proprietary technology rights. Our subsidiaries also license from third parties certain software, technology, and related rights for use in the manufacture and marketing of our subsidiaries’ products, and pay royalties under such licenses and other agreements. Our subsidiaries believe that the rights under such licenses and other agreements are sufficient for the manufacture and marketing of our subsidiaries’ products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how.

Segment Information

For a presentation of revenues from external customers, income (loss) from operations and total assets as of and for the fiscal years ended January 31, 2010, 2009 and 2008, see note 22 to the consolidated financial statements included in Item 15 of this Annual Report.

Domestic and International Sales and Long-Lived Assets

For a presentation of domestic and international sales for the fiscal years ended January 31, 2010, 2009 and 2008 and long-lived assets as of January 31, 2010 and 2009, see note 22 to the consolidated financial statements included in Item 15 of this Annual Report. Our international operations are subject to certain risks. For a description of risks attendant to our foreign operations, see Item 1A, “Risk Factors—Risks Related to International Operations.”

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

Environmental Regulations

Our subsidiaries’ operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, labor and health and safety matters. Management believes that our business is operated in material compliance with all such regulations. To date, the cost of such compliance has not had a material impact on our capital expenditures, earnings or competitive position or that of our subsidiaries. However, violations may occur in the future as a result of human error, equipment failure or other causes. Further, we cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by us and could have a material impact on our business, financial condition and results of operations.

Employees

At January 31, 2010, we employed approximately 6,600 individuals. Approximately 29%, 40%, and 31% of our employees are located in the United States, Israel and other regions, including Europe and APAC, respectively.

Our U.S. employees are not covered by collective bargaining agreements. Employees based in certain countries in Europe, including France, Italy and Spain and in the Americas (other than the U.S.), including Brazil, are covered by collective bargaining agreements. These collective agreements typically cover work hour, working conditions, disability, vacation, severance and other employment terms.

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

Risks Concerning CTI’s Efforts to Become Current

in Its Periodic Reporting, Litigation and Related Matters

CTI is and continues to be in violation of a final judgment and court order that mandated that it become current in its periodic reporting obligations under the federal securities laws by February 8, 2010. After CTI becomes current in such periodic reporting obligations, it will also be in violation of such judgment and court order if, in the future, it does not file its periodic reports in a timely manner. Violations of the final judgment and court order may result in significant sanctions.

CTI is not yet current in its periodic reporting obligations under the federal securities laws. In June 2009, CTI entered into a civil settlement with the SEC over allegations regarding the improper backdating of stock options and other accounting practices, including the improper establishment, maintenance and release of reserves, the reclassification of certain expenses, and the calculation of backlog of sales orders. Without admitting or denying the allegations in the SEC’s complaint, CTI consented to the issuance of a final judgment. The final judgment enjoins CTI from future violations of the federal securities laws and ordered it to be in compliance with its obligations to file periodic reports with the SEC by no later than February 8, 2010. CTI, however, was unable to file the requisite periodic reports by such date and has not yet become current in its periodic reporting obligations under the federal securities laws. Consequently, CTI is and continues to be in violation of the final judgment and court order. In addition, if CTI becomes current in its periodic reporting obligations under the federal securities laws in the future, but subsequently does not file its periodic reports in a timely manner, it will be in violation of the final judgment and court order. Violations of the final judgment and court order may subject CTI to significant sanctions, including fines and penalties against CTI or its officers and directors for violation of the court’s directive.

As a result of CTI’s inability to become current in its periodic reporting obligations in accordance with the final judgment and court order by February 8, 2010, the SEC instituted an administrative proceeding pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock and the Administrative Law Judge in such proceeding issued an initial decision to revoke the registration of CTI’s common stock. Although the SEC has granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, the outcome of such review may be adverse to CTI, and may result in the revocation of the registration of CTI’s common stock.

As a result of its inability to become current in its periodic reporting obligations in accordance with the final judgment and court order by February 8, 2010, CTI received a “Wells Notice” from the staff of the SEC on February 4, 2010. The “Wells Notice” provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding against CTI to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI’s securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a Wells Notice have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (or OIP) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock because CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge in the Section 12(j) administrative proceeding issued an initial decision to revoke the registration of CTI’s common stock. The initial decision does not become effective until the SEC issues a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which the final brief was filed on November 1, 2010. This matter, including a motion by CTI for oral arguments, is pending before the SEC. After the SEC issues its final order, either party may appeal such order to the federal court of appeals. Although the SEC has granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, CTI cannot at this time predict the outcome of such review or any appeal therefrom. If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

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

Changes to organization and processes

As a result of the circumstances giving rise to the Special Committee investigations, management’s evaluation of the application of U.S. GAAP in connection with recognition of revenue, including the assessment of VSOE of fair value, and the Audit Committee’s internal investigation of alleged improper payments, CTI has made changes to its finance organization, adopted new accounting policies, and enhanced many aspects of its revenue recognition and other accounting procedures and internal control over financial reporting. CTI, however, is still in the process of assimilating these complex and pervasive changes, continues to have material weaknesses in internal control over financial reporting and, as a result, cannot assure you that CTI will not experience additional delays with respect to the preparation of its financial statements and its periodic reports in the future.

In addition, CTI has engaged outside accounting consulting firms and other external consultants to assist its finance organization in completing the preparation of its financial statements, and preparing this Annual Report and other periodic reports. CTI has hired and intends to continue to hire experienced finance personnel with a view toward diminishing and then discontinuing the use of external consultants to assist in the preparation of financial statements and the timely filing of periodic reports with the SEC. Replacing these consultants with new employees may result in the loss of important institutional knowledge or otherwise create transitional issues that could delay the preparation of financial statements and periodic reports.

Potential for future errors in the application of accounting rules and pronouncements.

The completion of the audits of our financial statements involved significant review and analyses, including highly technical analyses of contracts and business practices, equity-based compensation instruments, tax accounting, and the proper application of the applicable revenue recognition accounting guidance. Given the complexity and scope of this process, and despite the extensive time, effort and expense that went into it, additional accounting errors may in the future come to light in these or other areas that may result in future restatements.

Potential inability to adapt to new interpretations of applicable accounting rules and pronouncements.

The relevant accounting rules and pronouncements that were the focus of the preparation and audit of our financial statements are subject to ongoing interpretation by the Financial Accounting Standards Board (or the FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret accounting principles. In addition, the accounting profession continues to assess these accounting rules and pronouncements with the objective of providing additional guidance on potential interpretations. In September 2009, the FASB issued guidance that will have a material impact on our revenue recognition policies. Beginning February 1, 2011, changes in the interpretations of these rules and pronouncements could lead to unanticipated changes in our current accounting practices, and CTI or its subsidiaries may be unable to timely adapt to these changes, which may result in errors in our consolidated financial statements or delays in the filing of periodic reports containing such financial statements.

CTI’s dependence upon Verint and Starhome to provide CTI with necessary financial information in a timely manner.

Verint Systems, CTI’s consolidated majority-owned subsidiary, faced significant challenges, similar to CTI’s, in producing accurate financial statements and periodic reports as required on a timely basis. In addition, Verint Systems identified material weaknesses in its internal controls over financial reporting which could adversely affect its ability to report its financial results, accurately, timely or both. The financial results of Verint and Starhome are included in our consolidated financial statements and periodic reports. If either Verint Systems or Starhome is unable to provide CTI with the necessary accurate financial information in a timely manner, CTI will be unable to file its periodic reports when due.

CTI’s management has concluded that, as of January 31, 2010, CTI’s disclosure controls and procedures were not effective resulting in CTI’s inability to timely file its periodic reports under the federal securities laws due to material weaknesses in internal control over financial reporting.

CTI’s management concluded that, as of January 31, 2010, its disclosure controls and procedures were not effective resulting in CTI’s inability to file its periodic reports under the federal securities laws in a timely manner due to material weaknesses in its internal control over financial reporting that were discovered as a result of facts and circumstances surrounding the Special Committee investigations and management’s revenue recognition evaluation.

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

The SEC and the DOJ may pursue civil and/or criminal actions against CTI relating to certain alleged improper payments made by certain Comverse employees and sales agents in foreign jurisdictions in connection with the sale of certain products, which could subject it to significant civil and/or criminal penalties and other sanctions.

On March 16, 2009, CTI disclosed that the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments made from 2001 through 2007 by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. Such alleged payments would have been made in contravention of stated policies, and certain of these payments may have been in violation of the FCPA or other laws of the United States or other countries. The Audit Committee found that the conduct at issue did not involve CTI’s current executive officers. When the Audit Committee commenced the investigation, CTI voluntarily disclosed to the SEC and the DOJ these facts and advised that the Audit Committee had initiated an internal investigation and that the Audit Committee would provide the results of its investigation to the agencies. On April 27, 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. The Audit Committee provided information to, and is cooperating fully with, the SEC and the DOJ with respect to its findings of the internal investigation of the alleged improper payments and the existing and prior arrangements with agents. In connection therewith, the SEC and the DOJ may pursue civil and/or criminal actions against CTI that could subject it to significant civil and/or criminal penalties and other sanctions that could have a material adverse effect on our financial condition and results of operations.

Efforts by CTI to become current in its periodic reporting obligations have required diversion of its management’s attention from business operations, led to concerns on the part of customers, partners, investors and employees about the financial condition of CTI and Comverse and potential loss of business opportunities and resulted in the incurrence of substantial expenses.

During the fiscal year ended January 31, 2010, CTI’s management, including its finance and accounting staffs, has devoted and continues to devote substantial time, effort and resources to its efforts to become current in its periodic reporting obligations, in addition to performing their day-to-day duties. These efforts and the exigent circumstances have diverted and may continue to divert, management’s attention away from our business. In addition, the delay in the completion of CTI’s periodic reports and the financial condition of CTI and Comverse have caused significant concerns on the part of customers, partners, investors and employees and may have resulted in the loss of potential business opportunities.

In addition, to assist their respective finance and accounting teams, CTI engaged outside accounting consulting firms and other external consultants to assist in the preparation of financial statements and periodic reports and has incurred and continues to incur substantial expenses for their services, in addition to incurring substantial expenses for external legal, tax and other professional services.

The staff of the SEC may review the periodic reports of CTI or Verint Systems and may request amendments of financial information or other disclosures.

Following its review of periodic reports (including, but not limited to, this Annual Report) filed with the SEC, the staff of the SEC may request that CTI or Verint Systems make additional changes to their reporting of financial information contained in such periodic reports, potentially requiring amendments to their financial information or other disclosure. Because CTI consolidates Verint’s financial results with its consolidated financial statements, changes in the reporting of Verint’s financial information could require CTI to amend its consolidated financial information or other disclosure.

Any further amendments to the consolidated financial information of CTI or Verint, among other things:

•	would distract management’s attention from our business and operations;

•

may require CTI or Verint Systems, as applicable, to suspend the exercise of options by employees until it becomes current again in its periodic reporting obligations under the federal securities laws;

•	would result in incurring substantial additional professional expenses;

•	may adversely affect CTI’s or Verint Systems’ reputation, credibility with customers and investors and their ability to raise capital in the capital markets; and

•

may subject CTI or Verint Systems, as applicable, to the risk of additional litigation and regulatory investigations and actions, including violating a final judgment and court order enjoining future violations of the federal securities laws.

If CTI ceases to maintain a majority ownership of Verint Systems’ outstanding equity securities, it may be required to no longer consolidate Verint’s financial statements within its consolidated financial statements. In such event, the presentation of CTI’s consolidated financial statements would be materially different from the presentation for the fiscal years covered by this Annual Report.

CTI currently owns a majority of Verint Systems’ outstanding shares of capital stock. Due to its majority ownership, CTI currently designates a majority of the directors serving on Verint Systems’ board of directors as permitted by NASDAQ rules that exempt “a controlled company,” such as Verint Systems, from a requirement that it maintain a board of directors comprised of a majority of independent directors.

There can be no assurance that CTI will maintain its majority ownership or the majority voting power of Verint Systems. On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems common stock in a secondary public offering. In addition, CTI may elect to sell a portion of its shares of Verint Systems’ common stock or preferred stock to execute its business strategy. If CTI ceases to own more than 50% of the voting power for the election of Verint Systems’ directors, Verint Systems could no longer rely on the “controlled company” exemption and would be required to meet NASDAQ’s rules mandating that a majority of its board of directors be comprised of independent directors. As a result, CTI may be required to no longer consolidate Verint’s financial statements within its consolidated financial statements. In such event, the presentation of CTI’s consolidated financial statements would be materially different from the presentation for the fiscal years covered by this Annual Report.

Risks Related to our Businesses and our Industries

Comverse and CTI are exposed to liquidity risk.

Our current ability to meet our obligations and fund our capital requirements is dependent primarily on our future financial performance, cash and cash equivalents, cash flows from operations, amounts available for borrowing under existing lines of credit, and sale of investments and certain assets. During the fiscal year ended January 31, 2010 and the nine months ended October 31, 2010, our Comverse segment experienced operating losses and significant negative cash flows from operations. In addition, we continued to make significant cash disbursements, including repayment of indebtedness, payment of professional fees in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting, payment of certain amounts due in respect of the settlements of a consolidated shareholder class action and shareholder derivative actions and restructuring and other payments, including a workforce reduction at Comverse.

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

Prior to the completion of the sale by CTI of shares of Verint Systems’ common stock in a secondary public offering, our management had forecasted a shortfall of approximately $25.0 to $50.0 million in the cash required to support the working capital needs of the business of CTI and Comverse during the fiscal quarter ending October 31, 2011. To address the potential shortfall, CTI completed on January 14, 2011 the sale of 2.3 million shares of Verint Systems’ common stock owned by CTI in a secondary public offering for aggregate net proceeds of $76.5 million. As a result, we currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs of CTI and Comverse through the fiscal year ending January 31, 2012. The assumptions upon which management’s liquidity forecast is based are described more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources–Recent Developments–Financial Condition of CTI and Comverse.” Management believes that its assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in this Item 1A, “Risk Factors” materialize, CTI and Comverse may experience a shortfall in the cash required to support working capital needs.

We believe that the Comverse segment will continue to experience negative cash flows from operations in the near term, and we cannot assure you that CTI or Comverse will be able to sell investments and assets or that future borrowings will be available to either CTI or Comverse on favorable terms or at all to meet CTI’s and the Comverse segment’s liquidity needs. If the initiatives to increase our liquidity and capital resources fail to satisfy CTI’s and the Comverse segment’s working capital needs, Comverse’s business and operations could be materially adversely affected and we may need to seek new borrowings, asset sales or issuance of equity securities on disadvantageous terms.

In addition, the ability of CTI’s subsidiaries to pay dividends is limited. In May 2007, Verint entered into a credit agreement relating to a credit facility consisting of a term loan and a revolving credit facility in order to fund a portion of the purchase price of its acquisition of Witness. The credit agreement contains customary affirmative and negative covenants, including limitations on Verint Systems’ ability to pay cash dividends and effect distributions to its stockholders, including CTI. In addition, the ability of CTI’s Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid, or loans extended, by Israeli subsidiaries are subject to taxes. For a more detailed discussion, see “—Risks Related to Operations in Israel—The ability of CTI’s Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid and loans extended by Israeli subsidiaries may be subject to taxes.”

Also, as part of the settlement agreement of the consolidated shareholder class action, as amended, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement. As of October 31, 2010, CTI had $31.3 million of restricted cash received from sales or redemptions of ARS and $94.6 million aggregate principal amount of ARS with a recorded value of $69.6 million to which these provisions of the settlement agreement apply.

As a result of the weakness in the global economy, information technology spending has been reduced, including for our subsidiaries’ products and services.

As a global company with a presence in many countries throughout the world, our sales and profitability are impacted by general economic conditions, both in the United States and internationally. The weakness in the global economy has been marked by, among other adverse factors, lower levels of consumer and corporate confidence, decreased business investment and consumer spending, increased unemployment, reduced income and asset values in many areas, currency volatility and more limited availability of credit and access to capital.

Primarily through Comverse, we derive a substantial portion of our revenue from communication service providers. As a result of the weakness in the global economy, many of Comverse’s customers experienced significant declines in revenues and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of Comverse’s customers have implemented cost cutting measures, including more closely managing their operating expenses and capital investment budgets. This resulted and may continue to result in reduced demand for Comverse’s products, services and solutions, longer customer purchasing decisions and pricing pressures that can adversely affect our revenue and profitability. More specifically, such adverse market conditions have had and could continue to have a negative impact on Comverse’s business by reducing the number of contracts it is able to sign with new customers and the size of initial spending commitments, as well as decreasing the level of discretionary spending under contracts with existing customers. In addition, a slowdown in buying decisions of communication service providers may affect Comverse’s business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for extended payment terms, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

In addition, declines in information technology spending have affected the market for Verint’s products, especially in industries that are or have experienced significant cost cutting, such as financial services.

The weakness in credit and capital markets has also had an adverse impact on customers’ ability to raise capital, which may impact their willingness to purchase our subsidiaries’ products, services and solutions or their ability to satisfy their current contractual obligations with our subsidiaries. This, in turn, may also decrease demand for our subsidiaries’ products, services and solutions or may result in requests for extended payment terms, credit losses or failures.

Accordingly, the weakness in the global economy affecting current and potential customers has had and will likely continue to have a material adverse effect on our business, including our revenues, profitability and cash flows.

The failure of CTI to be current in its periodic reporting obligations under the federal securities laws and the continuing negative effects of the weakness in the global economy may materially and adversely affect CTI’s ability to obtain new debt or equity financing or engage in business combinations.

The failure of CTI to be current in its periodic reporting obligations under the federal securities laws limits its access to the capital markets and limits its ability to engage in business combinations. In addition, the continuing negative effects of the weakness in the global economy have resulted in, among other things, significant reductions in available capital and liquidity from banks and other providers of credit and increased volatility in the capital markets. These factors impact CTI’s ability to obtain additional debt financing, if necessary, on commercially reasonable terms, or at all, or to raise additional capital. If CTI fails to obtain suitable financing or raise capital, when needed, or is unable to engage in business combinations, CTI’s ability to expand the businesses of its subsidiaries and meet competitive challenges may be materially and adversely affected.

Conditions in the telecommunications industry have harmed and may continue to harm Comverse’s business, including its revenues, profitability and cash flows.

Comverse has experienced certain adverse conditions in the telecommunications industry, including the emergence of new, lower-cost competitors from emerging markets, the proliferation of alternative messaging applications, the maturation of wireless services, the commoditization of some voice and SMS text message services, the increased dependence for growth on emerging markets with a lower average revenue per user and changes in the regulatory environment at times. These conditions have had, and could continue to have, a material adverse effect on our business, including our revenues, profitability and cash flows.

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

Our subsidiaries’ realization of anticipated gross margins on transactions is subject to risks and uncertainties. Our subsidiaries submit bids to their customers based on information known to them at the time of bid submission. Therefore, anticipated gross margins may be adversely affected by events occurring after a bid is submitted that effect our subsidiaries’ pricing and cost structure, including increases in material and labor costs, product obsolescence, price competition, changes in distribution channels and mix of products sold or adverse currency fluctuations.

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

Increased competition could force our subsidiaries to lower their prices or take other actions to differentiate their products and changes in the competitive environment in the telecommunications industry worldwide could seriously affect Comverse’s business.

Our subsidiaries’ competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of our subsidiaries’ competitors have, in relation to our subsidiaries, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. In addition, new competitors, many of which are in emerging markets, such as China, continue to emerge and there continues to be consolidation among existing competitors, which may create pricing pressure and reduce our subsidiaries’ market shares. In addition, some of our subsidiaries’ customers may in the future decide to develop internally their own solutions instead of purchasing them from our subsidiaries. Increased competition could force our subsidiaries to lower their prices or take other actions to differentiate their products.

In addition, the telecommunications industry in which Comverse operates continues to undergo significant changes as a result of deregulation and privatization worldwide, reduced restrictions on competition in the industry and rapid and evolving technologies. The worldwide enhanced services industry is already highly competitive and we expect competition to intensify. In addition, as Comverse enters new markets as a result of its own research and development efforts, acquisitions or changes in subscriber preferences, such as the proliferation of alternative messaging applications, in part, as an attractive substitute for voicemail usage, it is likely to encounter new competitors. Moreover, Comverse faces indirect competition from changing and evolving technology, which provides alternatives to its products and services. For example, the introduction of open access to web-based applications from wireless devices allows end users to utilize web-based services, such as Facebook, Google, Yahoo or Hotmail, to access, among other things, instant messaging and electronic mail free of charge rather than using wireless carriers’ service offerings. This may reduce demand and the price of Comverse’s products and services, such as voicemail and SMS text messaging.

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

Comverse is required to comply with stringent standards imposed through Indian telecommunications service providers on equipment and software vendors that are not Indian owned or controlled by the Department of Telecommunications of the Government of India (or the DoT). If Comverse is unable to comply with these standards its ability to conduct business in India will be substantially limited and our revenue, profitability and cash flows would be materially adversely affected. In addition, as part of its compliance with the DoT prescribed standards, Comverse is and will continue to be subject to significant indemnification obligations and various other obligations.

In recent years our subsidiaries generated a material portion of their revenue from customers in India. In recent months, the DoT imposed certain limitations on the ability of Indian telecommunication service providers to purchase equipment and software from providers that are not Indian owned or controlled, such as Comverse. As part of these limitations, Indian telecommunication service providers are required to ensure stringent security standards in connection with the procurement of equipment or software from a non-Indian controlled provider. These standards are difficult to meet, have been subject to significant revisions in recent months and may be subject to further change by the DoT. Although Comverse currently complies with the DoT’s requirements, it may not be able to do so in the future. If Comverse is unable to comply with the DoT’s standards, its ability to sell its customer solutions and products in India will be substantially limited, and our revenue, profitability and cash flows would be materially adversely affected. In addition, as part of its compliance with the DoT prescribed standards, Comverse is and will continue to be subject to significant indemnification obligations and various other obligations.

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

•

the difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems into existing administrative, financial and managerial controls, reporting systems and procedures, particularly in the case of large acquisitions;

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

At October 31, 2010, Verint had outstanding indebtedness of approximately $598.2 million. As a result of its significant indebtedness, Verint is highly leveraged. Verint’s leverage position may, among other things:

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

Verint’s credit agreement contains a financial covenant that requires Verint to maintain a maximum consolidated leverage ratio and a covenant requiring it to deliver audited financial statements to the lenders each year as provided below. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Verint Credit Facility” and note 12 to the consolidated financial statements included in Item 15 of this Annual Report.

Verint’s ability to comply with the leverage ratio covenant is highly dependent upon its ability to continue to grow earnings from quarter to quarter, which requires Verint to increase revenue while limiting increases in expenses or, if it is unable to increase or maintain revenue, to reduce expenses. Verint’s ability to satisfy its debt obligations and its leverage ratio covenant will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Alternatively, Verint may seek to maintain compliance with the leverage ratio covenant by reducing its outstanding debt, including by raising additional funds through a number of means, including, but not limited to, securities offerings or asset sales. There can be no assurance that Verint will be able to grow its earnings, reduce its expenses and/or reduce its outstanding debt to the extent necessary to maintain compliance with this covenant. In addition, any expense reductions undertaken to maintain compliance may impair Verint’s ability to compete by, among other things, limiting research and development or hiring of key personnel. The complexity of Verint’s revenue accounting and the continued shift of its business to the end of the fiscal quarter, has also increased the difficulty in accurately forecasting quarterly revenue and therefore in predicting whether it will be in compliance with the leverage ratio requirements at the end of each quarter.

Verint’s credit agreement also includes a requirement that Verint deliver audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year. In the past, Verint has not timely delivered such financial statements as required by its credit agreement and may in the future fail to make such deliveries. If audited consolidated financial statements are not so delivered, and such failure of delivery is not remedied within 30 days thereafter, and an amendment or waiver of such requirement is not obtained, an event of default occurs.

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

For the nine months ended October 31, 2010 and the fiscal year ended January 31, 2010, approximately one quarter of Verint’s business was generated from contracts with various governments around the world, including federal, state and local government agencies. We expect that government contracts will continue to be a significant source of Verint’s revenue for the foreseeable future. Verint’s business generated from government contracts may be materially adversely affected if:

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

Verint is required to obtain export licenses or qualify for other authorizations from the United States, Israel and other governments to export some of the products that it develops or manufactures in these countries and, in any event, is required to comply with applicable export control laws of each country generally. There can be no assurance that Verint will be successful in obtaining or maintaining the licenses and other authorizations required to export its products from applicable government authorities. In addition, export laws and regulations are revised from time to time and can be extremely complex in their application. If Verint is found not to have complied with applicable export control laws, it may be fined or penalized by, among other things, having its ability to obtain export licenses curtailed or eliminated, possibly for an extended period of time. Verint’s failure to receive or maintain any required export licenses or authorizations or its penalization for failure to comply with applicable export control laws would hinder its ability to sell its products and could materially adversely affect its business, financial condition and results of operations.

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

As noted above, CTI’s Audit Committee conducted an internal investigation of alleged improper payments made from 2001 through 2007 by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. CTI voluntarily disclosed the matter to the SEC and the DOJ.

Our subsidiaries had implemented safeguards in an effort to eliminate improper practices by their employees, consultants, external sales agents and resellers. These safeguards, however, have proven to be ineffective in some instances. In response to the findings of the Audit Committee’s internal investigation, we identified a material weakness in our anti-fraud program controls, including those relating to the FCPA, and our subsidiaries’ safeguards were modified. See Item 9A, “Controls and Procedures.” However, these modified safeguards, the implementation of these remedial measures and any future improvements may prove to be less than effective, and our subsidiaries’ employees, consultants, external sales agents or distributors may engage in the future in conduct for which they might be held responsible. Violations of the FCPA and other laws of the United States and other countries may result in significant civil and/or criminal penalties and other sanctions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, violations of these laws, including the FCPA, may harm our subsidiaries’ reputation and deter governmental agencies and other existing or potential customers from buying our subsidiaries’ products and engaging their services.

Currency exchange rates, fluctuations of currency exchange rates and limitations imposed by certain countries on the outflow of their currencies could have a material adverse effect on our results of operations.

Although partially mitigated by our hedging activities, we are impacted by currency exchange rates and fluctuations thereof in a number of ways, including the fact that:

•

A significant portion of our subsidiaries’ expenses, principally salaries and related personnel expenses, is incurred in new Israeli shekels (or NIS), whereas the currency we use to report our financial results is the U.S. dollar and most of our subsidiaries’ revenues are generated in dollars. A significant strengthening of the NIS against the U.S. dollar can considerably increase the U.S. dollar value of our expenses in Israel. Should the NIS increase its strength in comparison to the U.S. dollar, the U.S. dollar value of these expenses will correspondingly increase, and our results of operations will be adversely affected;

•	A portion of our subsidiaries’ international sales is denominated in currencies other than dollars, such as the Euro, thereby exposing us to gains and losses on non-U.S. currency transactions;

•

A substantial proportion of our subsidiaries’ international sales is denominated in dollars. Accordingly, devaluation in the local currencies of our subsidiaries’ customers relative to the U.S. dollar may impair the purchasing power of our customers and could cause customers to decrease or cancel orders or default on payment, which could harm our results of operations; and

•

We translate sales and other results denominated in foreign currency into dollars for our consolidated financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer dollars.

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

As a result of its failure to be current in its periodic reporting obligations under the federal securities laws, CTI has been ineligible to use its registration statements on Form S-8. CTI will seek to have an effective registration statement on Form S-8 as soon as practicable after it becomes current in such reporting obligations, which would permit holders of stock options to exercise their options and freely sell the shares purchased upon exercise. After CTI has an effective registration statement on Form S-8, holders may decide to exercise a significant number of stock options, will be entitled to receive shares in settlement of vested DSU awards and may sell a significant number of shares of CTI’s common stock. As of October 31, 2010, current and former employees held (i) vested stock options to purchase 12,064,648 shares of CTI’s common stock, of which stock options to purchase an aggregate of 1,279,378 shares of common stock had an exercise price per share lower than the closing market price per share of common stock on such date and (ii) vested DSU awards covering 975,493 shares of common stock. Sales of a significant number of shares by current and former employees may result in declines in the market price of CTI’s common stock.

CTI may issue additional equity securities, which would lead to dilution of its issued and outstanding common stock.

CTI may issue additional equity securities, which would lead to dilution of its issued and outstanding common stock. CTI has used and may continue to use its common stock or securities convertible into common stock to acquire technology, products, product rights and businesses, or reduce or retire indebtedness, if any, among other purposes. In addition, pursuant to an agreement to settle a shareholder class action, which agreement was approved by the court in which such action was pending on June 23, 2010, CTI has the right to elect to pay, in lieu of cash, up to an aggregate of $82.5 million of the settlement consideration due on or before November 15, 2011 in shares of CTI’s common stock valued using the ten day average of the closing prices of such shares prior to such election, provided that such shares are then listed on a national securities exchange. Furthermore, the Board intends to adopt and submit for shareholder approval, a new equity incentive plan as recommended by the Special Committee. Due to our limited ability to grant equity compensation to our employees since March 2006, the number of shares that will be authorized for issuance upon exercise of stock options or otherwise under this new equity incentive plan may be significant. The issuance of additional equity securities or securities convertible into equity securities for these or other purposes would result in dilution of existing shareholders’ equity interests.

In addition, the Board has the authority to cause CTI to issue, without vote or action of shareholders, up to 2,500,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of CTI’s common stock. CTI is also authorized to issue, without shareholder approval, common stock under certain circumstances. The issuance of either preferred or common stock could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of CTI. If this occurs, investors could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

Provisions in CTI’s governing documents and New York corporate law have the effect of discouraging, delaying or preventing takeover attempts, which may reduce or eliminate shareholders’ ability to sell their shares for a premium in a change of control transaction.

Various provisions of CTI’s Certificate of Incorporation, as amended, By-Laws, as amended, and in New York corporate law may discourage, delay or prevent a change in control or takeover attempt of CTI by a third-party which is opposed to by CTI’s management and the Board. Public shareholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public shareholders to benefit from a change of control or change in CTI’s management and the Board. These provisions include:

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

We lease office space and manufacturing and related facilities for our operations worldwide. Each of CTI and Verint leases office space for its corporate headquarters in New York and Ulticom leases office space for its headquarters in New Jersey. We also have leases for our various sales offices worldwide. The following table presents, as of January 31, 2010, the country location and size (expressed in square feet) of the facilities leased by each of our segments:

	Comverse	Verint	Ulticom	All Other	Total
United States	520,745	260,667	35,252	17,320	833,984
Israel	725,907	175,582	—	48,485	949,974
France	84,062	—	14,000	—	98,062
United Kingdom	37,689	42,468	—	—	80,157
Italy	20,244	—	—	—	20,244
India	25,267	27,550	—	—	52,817
China	9,903	33,670	—	—	43,573
Singapore	9,101	—	4,337	—	13,438
Canada	7,165	34,800	—	—	41,965
Other	123,157	38,995	—	1,248	163,400

Total	1,563,240	613,732	53,589	67,053	2,297,614

For the fiscal year ended January 31, 2010, the aggregate base annual rent for the facilities under lease, net of sub-lease income, was approximately $46.6 million, and such leases may be subject to various pass-throughs and escalation adjustments. For more detailed information about our leases, see note 15 to the consolidated financial statements included in Item 15 of this Annual Report.

In addition, we own approximately (i) 12.3 acres of land, which includes 40,000 square feet of office space in Durango, Colorado, and (ii) 35,000 square feet of office and storage space in Bexbach, Germany. In addition, as of January 31, 2010, we owned approximately 13.5 acres of unimproved land in Ra’anana, Israel, which was sold in September 2010. For more information relating to the sale, see note 26 to the consolidated financial statements included in Item 15 of this Annual Report.

We believe that our facilities are adequate for our current operations. We may endeavor to selectively reduce or expand our existing lease commitments as circumstances warrant.

ITEM 3.	LEGAL PROCEEDINGS

Proceedings Related to CTI’s Special Committee Investigations

Overview

On March 14, 2006, CTI announced the creation of a Special Committee of its Board of Directors composed of outside directors to review CTI’s historic stock option grant practices and related accounting matters, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. In November 2006, the Special Committee’s investigation was expanded to other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the misstatement of backlog. The Special Committee issued its report on January 28, 2008. Following the commencement of the Special Committee’s investigation, CTI, certain of its subsidiaries and some of CTI’s former directors and officers and a current director were named as defendants in several class and derivative actions, and CTI commenced direct actions against certain of its former officers and directors. For more information concerning the Special Committee’s investigation, see the section entitled “Explanatory Note” immediately preceding Item 1 of the Comprehensive Form 10-K filed with the SEC on October 4, 2010.

Petition for Remission of Civil Forfeiture

In July 2006, the U.S. Attorney filed a forfeiture action against certain accounts of Jacob “Kobi” Alexander, CTI’s former Chairman and Chief Executive Officer, that resulted in the United States District Court for the Eastern District entering an order freezing approximately $50.0 million of Mr. Alexander’s assets. In order to ensure that CTI receives the assets in Mr. Alexander’s frozen accounts, in July 2007, CTI filed with the U.S. Attorney a Petition for Remission of Civil Forfeiture requesting remission of any funds forfeited by Mr. Alexander. The United States District Court entered an order on November 30, 2010 directing that the assets in such accounts be liquidated and remitted to CTI. The process of liquidating such assets is currently ongoing. The proceeds from the assets in such accounts will be ultimately transferred to a class action settlement fund in conjunction with the settlements of the Direct Actions (as defined below), the consolidated shareholder class action and shareholder derivative actions. The agreement to settle the shareholder class action was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively. For the material terms of the settlements, see “—Settlement Agreements.”

Direct Actions

Based on the Special Committee’s findings, CTI commenced litigations against three former executive officers as a result of their misconduct relating to historical stock option grants. On January 16, 2008, CTI commenced an action against Mr. Alexander, its former Chairman and Chief Executive Officer, and William F. Sorin, its former Senior General Counsel and director, in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Alexander et al., No. 08/600142. On January 17, 2008, CTI commenced an action against David Kreinberg, its former Executive Vice President and Chief Financial Officer, in the Superior Court of New Jersey, captioned Comverse Technology, Inc. v. Kreinberg (N.J. Super. Ct.). That action was discontinued and on January 8, 2009, a separate action was commenced against Mr. Kreinberg in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Kreinberg, No. 09/600052. The actions captioned Comverse Technology, Inc. v. Alexander et al. and Comverse Technology, Inc. v. Kreinberg are referred to collectively as the “Direct Actions.” The Direct Actions asserted claims for fraud, breach of fiduciary duty, and unjust enrichment in connection with the defendants’ conduct related to historical stock option grants. As part of the agreement to settle the federal and state derivative actions, which was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively, CTI agreed to dismiss the Direct Actions. For the material terms of the settlement, see “—Settlement Agreements.”

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

Shareholder Class Action

Beginning on or about April 19, 2006, class action lawsuits were filed by persons identifying themselves as CTI shareholders, purportedly on behalf of a class of CTI’s shareholders who purchased its publicly traded securities. Two actions were filed in the United States District Court for the Eastern District of New York, and three actions were filed in the United States District Court for the Southern District of New York. On August 28, 2006, the actions pending in the United States District Court for the Southern District of New York were transferred to the United States District for the Eastern District of New York. A consolidated amended complaint under the caption In re Comverse Technology, Inc. Sec. Litig., No. 06-CV-1825, was filed by the court-appointed Lead Plaintiff, Menorah Group, on March 23, 2007. The consolidated amended complaint was brought on behalf of a purported class of CTI shareholders who purchased CTI’s publicly traded securities between April 30, 2001 and November 14, 2006. The complaint named CTI and certain of its former officers and directors as defendants and alleged, among other things, violations of Sections 10(b) and 14(a) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options. The action sought compensatory damages in an unspecified amount.

The parties to this action entered into a settlement agreement on December 16, 2009, which was amended on June 19, 2010 and approved by the court in which such action was pending on June 23, 2010. For the material terms of the settlement, see “—Settlement Agreements.”

Settlement Agreements

On December 16, 2009 and December 17, 2009, CTI entered into agreements to settle the consolidated shareholder class action and consolidated shareholder derivative actions described above, respectively. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (referred to as the Opt-out Credit) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. In connection with such settlements, CTI agreed to dismiss its Direct Actions against Messrs. Alexander, Kreinberg and Sorin, who, in turn, agreed to dismiss any counterclaims they filed against CTI.

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

The $30.0 million due on or before May 15, 2011 and $82.5 million of the $112.5 million due on or before November 15, 2011 are payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten day average of the closing prices of CTI’s common stock prior to such election, provided that CTI becomes current in its periodic reporting obligations under the federal securities laws and its common stock is listed on a national securities exchange on or before the fifteenth trading day preceding the applicable payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million. CTI expects to pay the $30.0 million payment due on or before May 15, 2011 in cash. If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such securities in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use the proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full.

In addition, as part of the settlements of the Direct Actions, the consolidated shareholder class action and shareholder derivative actions, Mr. Alexander agreed to pay $60.0 million to CTI which will be deposited into the derivative settlement fund and then transferred into the class action settlement fund. All amounts payable by Mr. Alexander to date have been paid and the balance will be paid upon transfer of the assets in Mr. Alexander’s frozen accounts, or their value, to the class action settlement fund. Also, as part of the settlement of the shareholder derivative actions, Mr. Alexander transferred to CTI shares of Starhome B.V. representing 2.5% of its outstanding share capital.

Pursuant to the amendment, Mr. Alexander agreed to waive certain rights to terminate the settlement and received the right to a credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. CTI’s settlement of claims against it in the class action for aggregate consideration of up to $165.0 million (less the Opt-out Credit) is not contingent upon Mr. Alexander satisfying his payment obligations. Certain other defendants in the Direct Actions and the shareholder derivative actions have paid or agreed to pay to CTI an aggregate of $1.4 million and certain former directors agreed to relinquish certain outstanding unexercised stock options. As part of the settlement of the shareholder derivative actions, CTI paid, on October 21, 2010, $9.4 million to cover the legal fees and expenses of the plaintiffs. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action.

Under the terms of the settlements, Mr. Alexander and his wife relinquished their claims to the assets in Mr. Alexander’s frozen accounts that were subject to the forfeiture action, and the United States District Court entered an order on November 30, 2010 directing that the assets in such accounts be liquidated and remitted to CTI. The process of liquidating such assets is currently ongoing. The value of such assets at December 31, 2009 will be credited against Mr. Alexander’s payment obligation referred to above.

The agreement to settle the consolidated shareholder class action, as amended, was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively.

Opt-Out Plaintiffs’ Action

On September 28, 2010, an action was filed in the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436. Plaintiffs allege that they are CTI shareholders who purchased CTI’s publicly traded securities in 2005, 2006 and 2007. The plaintiffs, Maverick Fund, L.D.C. and certain affiliated investment funds, opted not to participate in the settlement of the consolidated shareholder class action described above. The complaint names CTI, its current Chief Executive Officer and certain of its former officers and directors as defendants and alleges, among other things, violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options, other accounting practices at CTI and the timeline for CTI to become current in its periodic reporting obligations. The action seeks compensatory damages in an unspecified amount. We filed a motion to dismiss the complaint in December 2010.

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

Two cases were filed in the Tel Aviv District Court against CTI on March 26, 2009, by plaintiffs Katriel (a former Comverse Ltd. employee) and Deutsch (a former Verint Systems Ltd. employee). The Katriel case (Case Number 1334/09) and the Deutsch case (Case Number 1335/09) both seek to approve class actions to recover damages that are claimed to have been incurred as a result of CTI’s negligence in reporting and filing its financial statements, which allegedly prevented the exercise of certain stock options by certain employees and former employees. By stipulation of the parties, on September 30, 2009, the court ordered that these cases, including all claims against CTI in Israel and the motion to approve the class action, be stayed until resolution of the actions pending in the United States regarding stock option accounting, without prejudice to the parties’ ability to investigate and assert the unique facts, claims and defenses in these cases. To date, the stay has not yet been lifted.

Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both seek to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise of certain CTI stock options by certain employees and former employees. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. The Katriel case has been consolidated with the Katriel case filed in the Tel Aviv District Court (Case Number 1334/09) and is subject to the stay discussed above. The Deutsch case has been scheduled for a preliminary hearing in the Tel Aviv District Court in October 2011.

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

On June 18, 2009, a settlement between CTI and the SEC with respect to such matters was announced. On that date, the SEC filed a civil action against CTI in the United States District Court for the Eastern District of New York alleging violations of certain provisions of the federal securities laws regarding CTI’s improper backdating of stock options and other accounting practices, including the improper establishment, maintenance, and release of reserves, the reclassification of certain expenses, and the improper calculation of backlog of sales orders. Simultaneous with the filing of the complaint, without admitting or denying the allegations therein, CTI consented to the issuance of a final judgment (or the Final Judgment) that was approved by the United States District Court for the Eastern District of New York on June 25, 2009. Pursuant to the Final Judgment, CTI is permanently restrained and enjoined from any future violations of the federal securities laws addressed in the complaint and was ordered to become current in its periodic reporting obligations under Section 13(a) of the Exchange Act by no later than February 8, 2010. No monetary penalties were assessed against CTI in conjunction with this settlement. These matters were the result of actions principally taken by senior executives of CTI who were terminated in 2006. CTI, however, was unable to file the requisite periodic reports by February 8, 2010.

As a result of CTI’s inability to become current in its periodic reporting obligations under the federal securities laws in accordance with the final judgment and court order by February 8, 2010, CTI received an additional “Wells Notice” from the staff of the SEC on February 4, 2010. The Wells Notice provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI’s securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a “Wells Notice” have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (or OIP) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock because, prior to the filing of the Comprehensive Form 10-K with the SEC on October 4, 2010, CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge issued an initial decision to revoke the registration of CTI’s common stock. The initial decision does not become effective until the SEC issues a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which the final brief was filed on November 1, 2010. This matter, including a motion by CTI for oral arguments, is pending before the SEC. After the SEC issues its final order, either party may appeal such order to the federal court of appeals. Although the SEC granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, CTI cannot at this time predict the outcome of such review or any appeal therefrom. If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

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

Investigation of Alleged Unlawful Payments

On March 16, 2009, CTI disclosed that the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments made from 2001 through 2007 by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. Such alleged payments would have been made in contravention of stated policies, and certain of these payments may have been in violation of the FCPA or other laws of the United States or other countries. The Audit Committee found that the conduct at issue did not involve CTI’s current executive officers. The Audit Committee also reviewed Comverse’s other existing and prior arrangements with agents. When the Audit Committee commenced the investigation, CTI voluntarily disclosed to the SEC and the DOJ these facts and advised that the Audit Committee had initiated an internal investigation and that the Audit Committee would provide the results of its investigation to the agencies. On April 27, 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. The Audit Committee provided information to, and is cooperating fully with, the SEC and the DOJ with respect to its findings of the internal investigation of the alleged improper payments and the existing and prior arrangements with agents. The aggregate amount of the alleged payments in question are, from a financial standpoint, immaterial to our company.

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

Ulticom Shareholder Class Action

On October 14, 2010, a purported shareholder class action was filed in the Superior Court of New Jersey, Chancery Division, Burlington County, entitled Greenbaum v. Ulticom, Inc. et al., No. c 86-10, against Ulticom, Platinum Equity and certain of its affiliates, and Ulticom’s board of directors. The complaint alleged that Ulticom’s directors breached their fiduciary duties by failing to ensure that Ulticom’s shareholders receive maximum value for their shares in connection with the proposed acquisition of Ulticom by Platinum Equity and that Platinum Equity aided and abetted such breaches of fiduciary duty. The action sought, among other things, injunctive relief, rescission and attorneys’ fees and costs. On December 16, 2010, the plaintiff filed a Notice of Voluntary Dismissal to terminate the action without prejudice, with each party to bear its own expenses.

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

ITEM 4.*	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listing on the NASDAQ Global Market and the “Pink Sheets”

Since February 1, 2007, CTI’s common stock has traded on the over-the-counter securities market, commonly referred to as the “Pink Sheets,” under the symbol “CMVT.PK,” with pricing and financial information provided by the Pink OTC Markets Inc. Prior to February 1, 2007, CTI’s common stock was traded on NASDAQ under the symbol “CMVT.”

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

The following table sets forth the high and low intra-day sales prices of CTI’s common stock, as reported by the Pink OTC Markets Inc. for the period February 1, 2008 through January 31, 2010:

Fiscal Year	Fiscal Quarter	Low	High

2009	11/1/2009 –1/31/2010	$8.12	$9.90
	8/1/2009 –10/31/2009	$7.50	$9.15
	5/1/2009 – 7/31/2009	$6.60	$8.85
	2/1/2009 – 4/30/2009	$5.25	$7.27

2008	11/1/2008 –1/31/2009	$4.98	$7.50
	8/1/2008 – 10/31/2008	$6.00	$17.05
	5/1/2008 – 7/31/2008	$13.65	$19.40
	2/1/2008 – 4/30/2008	$13.42	$17.85

At December 20, 2010, the latest practicable date, the last reported sale price of CTI’s common stock was $7.23 per share and there were approximately 1,207 holders of record of CTI’s common stock. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners.

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

Performance Graph

The following performance graph compares the cumulative five-year total return to shareholders from an investment in CTI’s common stock with the cumulative five-year total returns of the S&P 500 Index and S&P 400 Telecommunication Services Index, assuming a hypothetical investment of $100 in CTI’s common stock and in each index on January 31, 2005 and the reinvestment of any dividends. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return
Company/Index	Base Period: January 31, 2005	January 31, 2006	January 31, 2007	January 31, 2008	January 31, 2009	January 31, 2010
Comverse Technology, Inc.	$100	$122.55	$87.20	$73.15	$28.28	$42.55

S&P 500 Index	$100	$110.38	$126.40	$123.48	$75.78	$100.90

S&P 400 Telecommunication Services Index	$100	$84.42	$130.01	$116.65	$64.57	$72.34

Securities Authorized for Issuance Under Equity Compensation Plans

For a discussion related to securities authorized for issuance under equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

CTI has not been eligible to register grants of securities made to employees, executive officers and directors of CTI and Comverse under the Securities Act on a registration statement on Form S-8 as CTI is not current in its periodic reporting obligations under the federal securities laws. CTI reported certain sales of unregistered securities in its Current Report on Form 8-K filed with the SEC on April 10, 2009 and in the Comprehensive Form 10-K filed with the SEC on October 4, 2010. During the fiscal year ended January 31, 2010 and thereafter, CTI granted unregistered DSU awards to certain CTI directors and executive officers and certain CTI and Comverse employees, as described below, in private placements in reliance on exemptions from the registration requirement of the Securities Act afforded by Section 4(2) thereof and unregistered stock options to non-executive employees in reliance on the “no-sale” theory.

Grants of Deferred Stock Awards

Unless otherwise noted:

•

Grants made on March 11, 2010, March 26, 2010, October 10, 2010, October 13, 2010 and October 14, 2010 were made under the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan and all other grants were made under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan;

•	Each DSU represents the right to receive one share of CTI’s common stock at the end of the applicable deferral period;

•

Delivery of shares in settlement of DSU awards granted in the fiscal year ended January 31, 2010 that have vested or will vest in calendar year 2010 and thereafter will be made on the applicable vesting date, subject to accelerated vesting under certain circumstances, provided that, if on any vesting date there is no effective registration statement on Form S-8 in respect of such shares, the delivery of the shares vested on such vesting date will be deferred to the first date following such vesting date on which such shares are the subject of an effective registration statement on Form S-8, but in no event later than March 15 of the year succeeding such vesting date; and

•

Delivery of shares in settlement of DSU awards granted in the fiscal year ending January 31, 2011 that have vested or will vest in calendar year 2012 and thereafter will be made on the applicable vesting date, subject to accelerated vesting under certain circumstances.

Directors

On December 3, 2009, each of the ten non-management members of CTI’s Board of Directors was granted a DSU award for 10,000 shares of CTI’s common stock, constituting an aggregate of 100,000 shares of CTI’s common stock for all such directors. Shares of CTI’s common stock in settlement of each of these DSU awards vested on January 1, 2011.

On October 14, 2010, the Chairman of CTI’s Board of Directors was granted a DSU award covering 6,107 shares of CTI’s common stock. Shares of CTI’s common stock in settlement of the DSU award vested on January 1, 2011 and are scheduled to be delivered on the first date on which such shares are the subject of an effective registration statement on Form S-8, but in no event later than March 15, 2012.

On December 2, 2010, each of the ten non-management members of CTI’s Board of Directors was granted a DSU award for 7,853 shares of CTI’s common stock. In addition, the Chairman of CTI’s Board of Directors was granted an additional DSU award covering 19,634 shares of CTI’s common stock. Shares of CTI’s common stock in settlement of each of the DSU awards are scheduled to vest and be delivered on January 1, 2012.

New Hire Grant

On May 28, 2009, CTI’s Board of Directors approved the grant of DSU awards covering 210,000 shares of CTI’s common stock to CTI’s former Executive Vice President and Chief Financial Officer. One-third (1/3) of the DSU award vested on the first anniversary of the executive’s start date, May 26, 2009 and one-third (1/3) was scheduled to vest on each of the second and third anniversaries of the executive’s start date. The vesting and delivery of 70,000 shares of CTI’s common stock in settlement of this DSU award was conditioned upon the achievement by CTI and Comverse, Inc. of a specified performance criterion based on pro forma operating income for the fiscal year ended January 31, 2010. As such criterion was not achieved, the portion of the DSU award relating to such 70,000 shares of CTI’s common stock was forfeited. The unvested portions of the award were forfeited upon such officer’s resignation on October 10, 2010.

On February 9, 2010, CTI’s Board of Directors approved the grant of DSU awards covering an aggregate of 35,000 shares of CTI’s common stock to two newly hired employees. One-third (1/3) of the DSU award covering 15,000 shares of CTI common stock vested on January 18, 2011 and one-third (1/3) is scheduled to vest on each of the second and third anniversaries of the employee’s start date, January 18, 2010. One-third (1/3) of the DSU award covering 20,000 shares of CTI’s common stock is scheduled to vest on each of the first, second and third anniversaries of the employee’s start date, February 16, 2010. Delivery of the shares that will vest in settlement of these awards will be made on the vesting date, subject to accelerated vesting under certain circumstances, provided that, if on any vesting date there is no effective registration statement on Form S-8 in respect of such shares, the delivery of the shares vested on such vesting date will be deferred to the first date following such vesting date on which such shares are the subject of an effective registration statement on Form S-8, but in no event later than March 15 of the year succeeding such vesting date.

On May 27, 2010, CTI’s Board of Directors approved the grant of two DSU awards of 40,000 shares and 30,000 shares to each of the Senior Vice President, Global Services of Comverse, Inc. and the Senior Vice President, Human Resources of Comverse, Inc. upon the commencement of their employment on June 1, 2010 and June 13, 2010, respectively, with vesting on anniversaries of May 31, 2010 and June 13, 2010, respectively. The DSU awards of 40,000 shares are scheduled to vest as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of the applicable vesting commencement date and as to thirty percent (30%) on each of the second and third anniversaries of the applicable vesting commencement date, respectively, subject to accelerated vesting under certain circumstances. The DSU awards of 30,000 shares are scheduled to vest as to one-third (1/3) on each of the first, second and third anniversaries of the applicable vesting commencement date, subject to accelerated vesting under certain circumstances.

Executive Officer Grants

On April 22, 2009, CTI’s Board of Directors approved the grant of DSU awards covering 420,000 shares and 28,000 shares of CTI’s common stock to CTI’s President and Chief Executive Officer and to its then-Acting General Counsel, respectively. One-third (1/3) of the shares covered by such DSU awards vested on April 6, 2010 and one-third (1/3) of such shares is scheduled to vest on each of April 6, 2011 and April 6, 2012. The vesting and delivery of 100,000 shares in respect of the settlement of the DSU award granted to CTI’s President and Chief Executive Officer was conditioned upon the achievement by CTI and Comverse, Inc. of a specified performance criterion based on pro forma operating income for the fiscal year ended January 31, 2010. The vesting and delivery of 8,000 shares of CTI’s common stock in respect of the settlement of the DSU award granted to CTI’s then-Acting General Counsel was conditioned upon the achievement by Comverse, Inc. of a specified performance criterion based on pro forma operating income for the fiscal year ended January 31, 2010. As such performance criteria were not achieved, the portions of the DSU awards relating to these shares were forfeited.

On December 3, 2009, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the grant of DSU awards covering 24,000 shares and 12,000 shares of CTI’s common stock to the Executive Vice President, President, Global Sales of Comverse, Inc. and to the Senior Vice President, Global Products and Operations of Comverse, Inc., respectively. The DSU awards vested as to one-third (1/3) of the shares covered by the DSU award on the first anniversary of the date of grant and are scheduled to vest as to one-third (1/3) of the shares covered by such DSU awards on each of the second and third anniversaries of the date of grant.

On March 11, 2010, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the grant of DSU awards covering 150,000 shares, 90,000 shares, 90,000 shares and 24,000 shares to the former Executive Vice President and Chief Financial Officer, the Senior Vice President, Global Products and Operations of Comverse, Inc., the Senior Vice President, General Counsel and Corporate Secretary and the Chief Accounting Officer, respectively. Each of the DSU awards is scheduled to vest and be delivered as to forty percent (40%) of the shares covered by such DSU awards on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant. The DSU award covering 150,000 shares granted to the former Executive Vice President and Chief Financial Officer was forfeited upon his resignation on October 10, 2010.

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

On October 10, 2010, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the grant of a DSU award covering 45,000 shares to CTI’s Senior Vice President and Interim Chief Financial Officer. The DSU award is scheduled to vest and be delivered as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant.

Employees

On May 9, 2009, CTI’s Board of Directors approved the grant of a DSU award covering 20,000 shares of CTI’s common stock to a Comverse employee. One-third (1/3) of the shares covered by such DSU award vested on April 6, 2010 and one-third (1/3) of such shares is scheduled to vest on each of April 6, 2011 and April 6, 2012.

On September 15, 2009, CTI’s Board of Directors approved the grant of DSU awards covering an aggregate of 38,000 shares of CTI’s common stock to two Comverse employees. One-third (1/3) of each of the DSU awards covering 20,000 and 18,000 shares of CTI’s common stock vested on the first anniversary of April 6, 2009 and September 15, 2009, respectively, and one-third (1/3) of the shares covered by each of such DSU awards is scheduled to vest on each of the second and third anniversaries of April 6, 2009 and September 15, 2009, respectively.

On December 3, 2009, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the grant of a DSU award covering 10,000 shares of CTI’s common stock to a Comverse employee. One-third (1/3) of the shares covered by such DSU award vested on the first anniversary of the date of grant and one-third (1/3) of the shares covered by such DSU award is scheduled to vest on each of the second and third anniversaries of the date of grant.

On March 11, 2010, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved grants of DSU awards covering an aggregate of 324,000 shares of CTI’s common stock to fourteen employees. Each of the DSU awards is scheduled to vest and be delivered as to forty percent (40%) of the shares covered by such DSU awards on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant.

On May 26, 2010, the Compensation and Leadership Committee, pursuant to authority delegated to it by CTI’s Board of Directors, approved grants of DSU awards covering an aggregate of 96,000 shares of CTI’s common stock to five employees. Each of the DSU awards is scheduled to vest and be delivered as to forty percent (40%) of the shares covered by such DSU awards on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant.

On September 1, 2010, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the grant of two DSU awards of 30,000 shares and 10,000 shares to the Senior Vice President, Business Transformation of Comverse, Inc. The DSU award of 30,000 shares is scheduled to vest as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant, respectively, subject to accelerated vesting under certain circumstances. The DSU award of 10,000 shares is scheduled to vest as to one-third (1/3) on each of the first, second and third anniversaries of the date of grant, subject to accelerated vesting under certain circumstances.

On October 13, 2010, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved grants of DSU awards covering an aggregate of 132,500 shares of CTI’s common stock to seven employees. Each of the DSU grants is scheduled to vest and be delivered as to forty percent (40%) of the shares covered by such DSU awards on the first anniversary of the date of grant (or, in the case of a DSU award covering 7,500 shares, on the first anniversary of August 16, 2010) and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant (or, in the case of a DSU award covering 7,500 shares, on each of the second and third anniversaries of August 16, 2010).

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

Issuer Purchases of Equity Securities

Fiscal Year Ended January 31, 2010

In the fiscal year ended January 31, 2010, CTI purchased an aggregate of 47,901 shares of CTI’s common stock from certain of its members of the Board of Directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by CTI are deposited in CTI’s treasury. CTI does not have a specific repurchase plan or program. The following table provides information regarding CTI’s purchases of its common stock in respect of each month during the fiscal year ended January 31, 2010 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
March 1, 2009 – March 31, 2009	8,451	$5.65	—	—
May 1, 2009 – May 31, 2009	10,140	$6.75	—	—
June 1, 2009 – June 30, 2009	5,392	$7.60	—	—
December 1, 2009 – December 31, 2009	23,918	$8.42	—	—

Total	47,901	$7.49	—	—

Subsequent Events

Subsequent to January 31, 2010, CTI purchased an aggregate of 248,982 shares of CTI’s common stock from certain of its members of the Board of Directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The following table provides information regarding CTI’s purchases of its common stock in respect of each month subsequent to January 31, 2010 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
February 1, 2010 – February 28, 2010	6,459	$8.98	—	—
March 1, 2010 – March 31, 2010	25,922	$9.04	—	—
April 1, 2010 – April 30, 2010	4,817	$9.18	—	—
June 1, 2010 – June 30, 2010	17,572	$8.14	—	—
November 1, 2010 – November 30, 2010	34,428	$7.72	—	—
December 1, 2010 – December 31, 2010	159,784	$7.26	—	—

Total	248,982	$7.65	—	—

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data as of and for the fiscal years ended January 31, 2010, 2009, 2008, 2007 and 2006. The selected consolidated financial data as of January 31, 2010 and 2009 and for the fiscal years ended January 31, 2010, 2009 and 2008 were derived from the consolidated financial statements included in Item 15 of this Annual Report. The selected consolidated financial data as of January 31, 2008, 2007 and 2006 and for the fiscal years ended January 31, 2007 and 2006 were derived from audited consolidated financial statements that are not included in this Annual Report. The selected consolidated financial data reflects the effect of our adoption, on February 1, 2009, of the Financial Accounting Standards Board (or FASB) guidance relating to debt with conversion and other options that may be settled, wholly or partially, in cash which was applied retrospectively as of and for the fiscal years ended January 31, 2009, 2008, 2007 and 2006. In addition, the selected consolidated financial data reflects the revised presentation of noncontrolling interest pursuant to the FASB’s guidance as of and for the fiscal years ended January 31, 2009, 2008, 2007 and 2006.

The comparability of the selected consolidated financial data as of and for the fiscal years ended January 31, 2010, 2009, 2008, 2007 and 2006 has been materially affected primarily by business acquisitions, including Verint’s acquisition of Witness in May 2007 and Comverse’s acquisition of Netcentrex in May 2006 and Kenan in December 2005, the impairment of goodwill, intangible assets and short-term investments, in each of the fiscal years ended January 31, 2009 and 2008, a litigation settlement accrual recorded in the fiscal year ended January 31, 2007, the incurrence of significant professional fees in connection with the Special Committee investigations, the revenue recognition evaluations and efforts to become current in periodic reporting obligations under the federal securities laws beginning in the fiscal year ended January 31, 2007, our adoption of the new accounting standard for stock-based compensation in the fiscal year ended January 31, 2007, our adoption of the new accounting standard for uncertain tax positions in the fiscal year ended January 31, 2008, the incurrence of indebtedness by Verint to partially finance the purchase price of the Witness acquisition and the repurchase by CTI of $417.3 million aggregate principal amount of New Convertible Debt Obligations as required under the terms of the applicable indenture in the fiscal year ended January 31, 2010. The selected consolidated financial data presented should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in Item 15 of this Annual Report.

	Fiscal Years Ended January 31,
	2010	2009 (1)	2008 (1)(2)	2007 (2)(3)	2006 (3)
Consolidated Statement of Operations Data:	(In thousands, except per share data)
Total revenue	$1,576,814	$1,677,439	$1,723,551	$1,431,951	$1,155,006
(Loss) income from operations	(203,137)	(209,926)	(421,815)	(389,795)	76,758
Net (loss) income	(265,540)	(358,788)	(471,999)	(341,180)	72,885
Net (loss) income attributable to Comverse Technology, Inc.	(273,323)	(325,252)	(389,242)	(328,581)	67,983
(Loss) earnings per share attributable to Comverse Technology, Inc.’s shareholders - basic	$(1.34)	$(1.59)	$(1.91)	$(1.62)	$0.34
(Loss) earnings per share attributable to Comverse Technology, Inc.’s shareholders - diluted	$(1.34)	$(1.59)	$(1.91)	$(1.62)	$0.32

	As of January 31,
	2010	2009	2008 (4)	2007 (5)	2006
Consolidated Balance Sheet Data:	(In thousands)
Total assets	$3,101,211	$3,748,268	$4,169,884	$3,727,875	$3,672,430
Indebtedness, including current maturities (6)	623,107	1,044,477	1,024,815	396,630	377,863
Comverse Technology, Inc. shareholders’ equity (7)	422,486	653,258	985,071	1,514,313	1,743,775
Total equity	509,722	763,187	1,123,710	1,702,986	1,927,745
Accumulated deficit	(1,576,604)	(1,303,281)	(978,029)	(514,411)	(185,830)

(1)	Includes the results of operations of Witness (i) for the entire fiscal year ended January 31, 2009 and (ii) since its acquisition by Verint in May 2007 for the fiscal year ended January 31, 2008.

(2)	Includes the results of operations of Netcentrex (i) for the entire fiscal year ended January 31, 2008 and (ii) since its acquisition by Comverse in May 2006 for the fiscal year ended January 31, 2007.

(3)	Includes the results of operations of Kenan (i) for the entire fiscal year ended January 31, 2007 and (ii) since its acquisition by Comverse in December 2005 for the fiscal year ended January 31, 2006.

(4)	Includes the balance sheet data of Witness which was acquired by Verint in May 2007.

(5)	Includes the balance sheet data of Netcentrex which was acquired by Comverse in May 2006.

(6)	Includes (i) outstanding borrowings under Verint’s secured credit facility as of January 31, 2010, 2009 and 2008 and (ii) aggregate principal amount of convertible debt obligations outstanding as of January 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(7)	CTI has not declared a dividend during the fiscal years presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with Item 1, “Business,” Item 6, “Selected Financial Data” and the consolidated financial statements and related notes included in Item 15 of this Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future financial performance that involve risks and uncertainties. See “Forward-Looking Statements” on page iii of this Annual Report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this Annual Report.

Unless otherwise stated, this discussion and analysis relates to financial data as of January 31, 2010 and 2009 and for the fiscal years ended January 31, 2010, 2009 and 2008, which were derived from the consolidated financial statements included in Item 15 of this Annual Report. The consolidated financial data reflects the effect of our adoption, on February 1, 2009, of the Financial Accounting Standards Board’s (or FASB) guidance relating to debt with conversion and other options that may be settled, wholly or partially, in cash which was applied retrospectively as of January 31, 2009 and for the fiscal years ended January 31, 2009 and 2008. In addition, the consolidated financial data also reflects the revised presentation of noncontrolling interest pursuant to the FASB’s guidance as of January 31, 2009 and for the fiscal years ended January 31, 2009 and 2008. Percentages and amounts within this section may not calculate precisely due to rounding differences. Certain financial information is presented herein as of October 31, 2010, the latest interim consolidated balance sheet date.

This discussion and analysis includes the following sections:

•

OVERVIEW, which summarizes our structure and management, significant events that impacted our consolidated revenue and the performance of our business segments and the key developments, trends, challenges and uncertainties of our business segments;

•

RESULTS OF OPERATIONS, which provides a comparative discussion and analysis of our consolidated results of operations and, because management views and analyzes our business through its segments, a discussion and analysis of the results of operations of each of our segments (in each case, for the fiscal year ended January 31, 2010 compared to the fiscal year ended January 31, 2009, and for the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008). In addition, we discuss trends, events and uncertainties management currently believes are reasonably likely to have a material effect on future operational results;

•	LIQUIDITY AND CAPITAL RESOURCES, which provides an overview of recent liquidity developments, sources of liquidity, cash uses and other matters relating to our liquidity and capital resources;

•	OFF-BALANCE SHEET ARRANGEMENTS, which discloses certain material off-balance sheet arrangements;

•	CONTRACTUAL OBLIGATIONS, which discusses our long-term debt and other long-term and short-term contractual obligations as of January 31, 2010;

•	CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS, which discusses our accounting policies that require significant management judgment, assumptions and estimates; and

•	RECENT ACCOUNTING PRONOUNCEMENTS, which describes accounting standards which we may be required to implement in future.

OVERVIEW

Structure and Management of CTI and Its Subsidiaries

CTI is a holding company that conducts business through its subsidiaries, principally, Comverse, Inc., Verint Systems, and Starhome B.V. and, prior to the Ulticom Sale on December 3, 2010, Ulticom, Inc. CTI’s reportable segments for the fiscal year ended January 31, 2010 are:

Comverse. The Comverse segment is comprised of Comverse, Inc., a wholly-owned subsidiary of CTI, and its subsidiaries.

Verint. The Verint segment is comprised of Verint Systems and its subsidiaries. As part of its previously disclosed initiatives to improve its cash position, CTI completed on January 14, 2011 the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering. Following the completion of the offering, as of January 14, 2011, CTI held 44.0% of the outstanding shares of Verint Systems’ common stock and 100% of the outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, of Verint Systems (or the preferred stock). The preferred stock became voting and convertible into Verint Systems’ common stock on October 5, 2010 and, accordingly, following the completion of the offering, as of January 14, 2011, CTI had a beneficial ownership of 56.2% of Verint Systems’ common stock. CTI intends to continue to retain a majority interest in Verint Systems. The common stock of Verint Systems is publicly traded and Verint Systems files separate periodic and current reports with the SEC, which are available on its website, www.verint.com, and on the SEC’s website at www.sec.gov.

Ulticom. The Ulticom segment is comprised of Ulticom, Inc. and its subsidiaries. On December 3, 2010, CTI sold its shares of Ulticom, Inc.’s common stock to an affiliate of Platinum Equity as part of the Ulticom Sale. For more information relating to the Ulticom Sale, see Item 1, “Business—Acquisition and Dispositions—Dispositions—Sale of Ulticom.”

All Other. The All Other segment is comprised of Starhome B.V. and its subsidiaries, miscellaneous operations and CTI’s holding company operations. As of January 14, 2011, CTI held 66.5% of Starhome B.V., a privately-held company.

CTI’s management is directly responsible for the day-to-day operations of Comverse and reports to CTI’s Board of Directors. CTI views its majority-owned subsidiaries and their operations to be separate and independent from Comverse and each other. Accordingly, each of CTI’s majority-owned subsidiaries has separate management that is responsible for its day-to-day operations. Certain CTI officers and directors serve as members of the boards of directors of CTI’s majority-owned subsidiaries and currently constitute a majority of each such board.

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

Significant Events

During the fiscal year ended January 31, 2010 and thereafter, we have not operated under ordinary business conditions.

Business Conditions. During these periods, our management was required to manage our business while facing significant challenges, including the continued weakness in the global economy and reduced spending by our telecommunication service provider customers, which significantly affected Comverse’s revenue as well as our consolidated revenue for the fiscal year ended January 31, 2010. For a more comprehensive discussion, see “—Segment Business Highlights and Trends.”

Efforts to File Periodic Reports. During the fiscal year ended January 31, 2010 and the nine months ended October 31, 2010, we continued to incur significant expenses for accounting, tax and legal fees in connection with our efforts to become current in our periodic reporting obligations and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting. During the fiscal year ended January 31, 2010, these expenses were $188.0 million, of which $129.2 million, $54.5 million, $4.3 million were incurred by CTI and Comverse, Verint and Ulticom, respectively. During the nine months ended October 31, 2010, these expenses were $133.2 million, of which $105.9 million, $27.1 million, $0.3 million were incurred by CTI and Comverse, Verint and Ulticom, respectively.

We continue to make progress in our efforts to become current in our periodic reporting obligations under the federal securities laws with the filing of the Comprehensive Form 10-K on October 4, 2010 and this Annual Report on Form 10-K, but we are not yet current in our periodic reporting obligations. CTI has determined that it can best provide current and accurate information to investors by focusing its efforts on preparing and filing its Annual Report on Form 10-K for the fiscal year ending January 31, 2011 (or the 2010 Form 10-K) and then preparing and filing such Quarterly Reports on Form 10-Q as may be required for it to become current in its periodic reporting obligations under the federal securities laws. Although CTI does not expect to be able to file its 2010 Form 10-K by the April 1, 2011 due date, it intends to file the 2010 Form 10-K as soon as practicable thereafter. CTI is in the process of reviewing the various milestones in its financial close and reporting and disclosure processes and expects to provide additional information on its timeline for completing its various periodic reports in late February 2011.

We expect that after we complete the necessary filings, compliance-related costs and expenses will significantly decline. After it becomes current in its periodic reporting obligations under the federal securities laws, CTI intends to apply for the relisting of its common stock on NASDAQ or another national stock exchange.

Significant Litigation, Internal Investigation and Settlements of Shareholder Class Action and Derivative Actions. We continued to be negatively impacted by ongoing litigation matters, including shareholder class and derivative actions initiated against CTI in the fiscal year ended January 31, 2007. Furthermore, on March 16, 2009, CTI disclosed that its Audit Committee was conducting an investigation at Comverse of alleged improper payments potentially in violation of the Foreign Corrupt Practices Act (referred to as the FCPA) or other laws of the United States and other countries. This investigation required senior management’s attention and significant resources. In addition, in June 2009, CTI entered into a civil settlement with the SEC over allegations regarding the improper backdating of stock options and other accounting practices. As part of the settlement, CTI was required to be in compliance with its periodic reporting obligations by February 8, 2010. CTI, however, was unable to file the requisite periodic reports by such date. As a result, the SEC instituted an administrative proceeding pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock. On July 22, 2010, the Administrative Law Judge in such proceeding issued an initial decision to revoke the registration of CTI’s common stock. On August 17, 2010, the SEC issued an order granting CTI’s petition for review of the Administrative Law Judge’s initial decision by the SEC. Currently, CTI’s petition for review is fully briefed and pending before the SEC. CTI is unable to predict at this time the outcome of such review or appeal therefrom. For a more detailed discussion of legal proceedings and the internal investigation, see Item 3, “Legal Proceedings.”

In December 2009, CTI entered into agreements to settle the consolidated shareholder class action and the federal and state consolidated shareholder derivative actions. As part of the settlement of the consolidated shareholder class action, CTI agreed to pay the plaintiff class up to $165.0 million (less the Opt-out Credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement), of which $1.0 million and $17.9 million were paid in December 2009 and July 2010, respectively. The balance is due in the fiscal year ending January 31, 2012, of which $30.0 million due on or before May 15, 2011 and $82.5 million due on or before November 15, 2011 are payable in cash or, at CTI’s election, in shares, provided that CTI is then current in its periodic reporting obligations and the shares are then listed on a national securities exchange. CTI expects to pay the $30.0 million payment due on or before May 15, 2011 in cash. In September 2010, the class member that elected not to participate in, and be bound by, the settlement of the shareholder class action filed an action against CTI. CTI intends to vigorously defend this action. In addition, as part of the settlement of the consolidated shareholder derivative actions, CTI paid, on October 21, 2010, the legal fees and expenses of the plaintiffs of $9.4 million. For a more detailed discussion, see Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—Settlement Agreements.”

Repayment of Indebtedness. In compliance with its obligations under the applicable indenture, on May 15, 2009, CTI completed a tender offer in which it purchased, using available cash, $417.3 million aggregate principal amount of New Convertible Debt Obligations. Following the completion of the tender offer, $2.2 million aggregate principal amount of convertible debt obligations remained outstanding. In addition, subsequent to January 31, 2010, Verint repaid $37.7 million of borrowings under its credit facility.

Liquidity Challenges. Primarily as a result of the circumstances described above, subsequent to the fiscal year ended January 31, 2010, our management forecasted that, in the absence of the successful completion of one or more contemplated initiatives, CTI and Comverse would experience a shortfall in the cash required to support the working capital needs of the business of CTI and Comverse during the fiscal year ending January 31, 2012.

To improve the cash position of CTI and Comverse, (i) we successfully implemented the first phase of a plan to restructure the operations of Comverse with a view toward aligning operating costs and expenses with anticipated revenue, significantly reducing its annualized operating costs, (ii) Comverse sold land in Israel for which we received proceeds of $27.1 million (iii) CTI sold shares of Ulticom, Inc. as part of the Ulticom Sale for which it received total cash proceeds of $55.6 million and (iv) CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate net proceeds of $76.5 million. In addition, we are developing a second phase of restructuring measures at Comverse that will focus on process reengineering to maximize business performance, productivity and operational efficiency. Comverse is also evaluating other initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets. As part of these initiatives, Comverse is pursuing a wind down of, and continues to evaluate other strategic options for, its Netcentrex business.

Following the sale of shares of Verint Systems’ common stock in the secondary public offering, we currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse through the fiscal year ending January 31, 2012. To further enhance the cash position of CTI and Comverse, we continue to evaluate capital raising alternatives. For a more comprehensive discussion of our liquidity forecast, see “—Liquidity and Capital Resources—Recent Developments—Financial Condition of CTI and Comverse—Liquidity Forecast.”

Verint’s Credit Agreement Amendment. As part of its efforts to enhance its financial flexibility, in July 2010 Verint entered into an amendment to its credit facility to (i) change the method of calculation of the applicable interest rate margin, (ii) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the credit facility from $50.0 million to $200.0 million, (iii) make certain changes to the negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (iv) increase the revolving credit facility from $15.0 million to $75.0 million. For additional discussion, see “—Liquidity and Capital Resources—Indebtedness—Verint Credit Facility.” Also, in July 2010, Verint entered into an agreement to terminate its interest rate swap by making a $21.7 million one-time payment. For additional discussion, see “—Liquidity and Capital Resources—Indebtedness—Termination of Interest Rate Swap Agreement.”

Financial Highlights

Consolidated Total Revenue

Consolidated total revenue for the fiscal year covered by this Annual Report declined from $1.68 billion for the fiscal year ended January 31, 2009 to $1.58 billion for the fiscal year ended January 31, 2010. The decline in consolidated total revenue for the fiscal year ended January 31, 2010 was primarily attributable to the 13.6% decrease in revenue experienced by our Comverse segment partially offset by a 5.1% increase in Verint’s revenue. For a more detailed discussion, see “—Results of Operations—Fiscal Year Ended January 31, 2010 Compared to Fiscal Year Ended January 31, 2009—Condensed Consolidated Results—Total Revenue.”

During recent fiscal years, we experienced a change in the relative contributions of the Comverse and Verint segments to our consolidated total revenue, with Verint’s contribution increasing year-over-year, in large part due to its acquisition of Witness. Comverse’s revenue as a percentage of consolidated total revenue declined from 54.7% for the fiscal year ended January 31, 2009 to 50.3% for the fiscal year ended January 31, 2010. Conversely, Verint’s revenue as a percentage of consolidated total revenue increased from 39.9% for the fiscal year ended January 31, 2009 to 44.6% for the fiscal year ended January 31, 2010.

Segment Performance

We evaluate our business by assessing the performance of each of our segments. CTI’s Chief Executive Officer is its chief operating decision maker. We use segment performance, as defined below, as the primary basis for assessing the financial results of the segments and for the allocation of resources. Segment performance, as we define it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. Segment performance, as defined by management, represents operating results of a segment without the impact of significant expenditures incurred by the segment in connection with the efforts to become current in periodic reporting obligations under the federal securities laws, certain non-cash charges, and certain other insignificant charges.

Segment performance is computed by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other insignificant charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with (a) our efforts to complete current and previously issued financial statements and audits of such financial statements (b) our efforts to become current in our periodic reporting obligations under the federal securities laws. For additional information on how we apply segment performance to evaluate the operating results of our segments for each of the fiscal years ended January 31, 2010, 2009 and 2008, see notes 1 and 22 to the consolidated financial statements included in Item 15 of this Annual Report.

In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of (loss) income from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Comverse’s segment performance for the fiscal years ended January 31, 2010, 2009 and 2008, the presentation of segment revenue gives effect to a segment revenue adjustment reflecting the elimination of the negative impact on revenue attributable to a patent litigation settlement. In addition, in calculating Verint’s segment performance for the fiscal years ended January 31, 2009 and 2008, the presentation of segment revenue gives effect to segment revenue adjustments related to acquisitions that represent (1) the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a standalone basis and (2) certain sales concession adjustments relating to accounts receivable balances that existed prior to the acquisition date, in each case, with respect to the acquisition of Witness in May 2007. Verint did not have a segment revenue adjustment for the fiscal year ended January 31, 2010. For a more detailed presentation of revenue before and after the segment performance adjustments made for each of fiscal years 2010, 2009 and 2008, see “—Results of Operations” and note 22 to the consolidated financial statements included in Item 15 of this Annual Report.

The following table presents, for the fiscal years ended January 31, 2010 and 2009, segment revenue, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our segments:

	Fiscal Years Ended January 31,
	2010		2009
	(Dollars in thousands)

Comverse
Segment revenue	$798,821		$925,244
Segment performance	$(37,749)		$(20,530)
Segment performance margin	(4.7%	)	(2.2%	)

Verint
Segment revenue	$703,633		$675,434
Segment performance	$195,619		$120,423
Segment performance margin	27.8%		17.8%

Ulticom
Segment revenue	$45,838		$53,047
Segment performance	$1,158		$282
Segment performance margin	2.5%		0.5%

All Other
Segment revenue	$37,471		$41,597
Segment performance	$(17,489)		$(23,672)
Segment performance margin	(46.7%	)	(56.9%	)

For a discussion of the results of our segments, see “—Results of Operations.”

Segment Business Highlights and Trends

Comverse Segment

Business Overview

Comverse is a leading provider of software-based products, systems and related services that: (i) provide prepaid, postpaid and converged billing and active customer management for wireless, wireline and cable network operators (referred to as Business Support Systems or BSS) delivering a value proposition designed to ensure timely and efficient service monetization and enable real-time offers to be made to end users based on all relevant customer profile information; and (ii) enable wireless and wireline (including cable) network-based Value-Added Services (or VAS), comprised of three categories—Voice, Messaging and Mobile Internet—and that include voicemail, call completion, visual voicemail, short messaging service (or SMS) text messaging (or texting), multimedia picture and video messaging, mobile Internet access, and Internet Protocol (or IP) communications.

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

Key Trends, Challenges and Uncertainties

During the fiscal year ended January 31, 2010, our Comverse segment has been materially affected by the following trends and challenges.

Shift in Mix of Revenue

During the fiscal year ended January 31, 2010, sales of Comverse’s VAS products continued to decline as a result of (i) the continuance of the weakness in the global economy and the resulting lower levels of spending by telecommunication service providers, (ii) the continued proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the continued maturation of the wireless industry (particularly as it relates to voice-based services such as voicemail), resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets, and (v) a decrease in maintenance revenue primarily due to pricing pressures on maintenance services and voice-based products. Despite the changing nature of the market, we continue to view Comverse’s VAS products as a key driver for our business and to seek ways to increase revenue from existing products and develop new and innovative products. Comverse is the leading provider of voicemail products and, although growth in the demand for such products has moderated greatly, we believe that we are well positioned to maintain and potentially grow our market share with respect to upgrades and installations of the next generation of voicemail products and to leverage that platform to cross-sell our other products to existing customer base.

During the fiscal year ended January 31, 2010, Comverse also experienced a decline in revenue from BSS customer solutions primarily due to reduction in spending by telecommunication service providers. We believe that Comverse’s BSS product line has the potential to become a key driver of growth on a going forward basis. Comverse has been established in the provision of prepaid billing products and services and, with the acquisition of Kenan in December 2005, became a significant provider of postpaid billing products and services. Comverse now is a provider of converged prepaid/postpaid product offerings. Although significant growth from such product offering did not occur in the fiscal year ended January 31, 2010, a fiscal year in which spending by communication service providers was weak, we believe that such product offerings provide Comverse with significant opportunities for growth.

During the fiscal year ended January 31, 2010, the Comverse segment experienced a shift in the mix of revenue, with the proportion of revenue generated from professional services continuing to increase and the proportion of revenue generated from licensing continuing to decline. This shift resulted from increases in professional services required to implement and provide maintenance for Comverse’s increasingly complex projects and has had a negative impact on Comverse’s margins.

Challenges in the Global Economy

The weakness in the global economy, which continued in the fiscal year ended January 31, 2010, has materially and adversely affected the telecommunications industry. Many of Comverse’s customers experienced significant declines in revenue and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of Comverse’s customers have implemented cost cutting measures, including more closely managing their operating expenses and capital investment budgets. This resulted in reduced demand for Comverse’s products, services and solutions, longer customer purchasing decisions and pricing pressures. Due in part to these conditions, Comverse continued to experience declines in revenue and increased operating losses.

Changes in the Telecommunications Industry and Increased Competition

The telecommunications industry in which Comverse operates has undergone and continues to undergo significant changes. The changes which are adverse to Comverse include: (i) the emergence of new, low-cost competitors from emerging markets, (ii) the proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the maturation of the wireless services industry, particularly as it relates to voice-based services such as voicemail, (iv) the relative commoditization of some voice and SMS text message services, (v) increased dependence for growth on emerging markets with a lower average revenue per user, and (vi) changes in the regulatory environment. We believe these changes have reduced demand for Comverse products and services and increased pricing pressures, which have in turn impacted revenue. At the same time, global wireless subscriptions and traffic have continued to grow, and emerging wireless segments, such as data services and Internet browsing, have experienced rapid adoption. These trends support demand for several of our products. Although Comverse believes its products and services are superior to those of its low-cost competitors in emerging markets, such competition has caused Comverse to evaluate its cost structure with a view toward reducing the costs of providing its products and services and improving its margins.

Challenges Relating to the Efforts to Comply with Periodic Reporting Obligations

As discussed above, Comverse did not operate under ordinary business conditions during the fiscal year ended January 31, 2010. During this fiscal year, senior management was required to continue to expend significant resources in connection with various legal proceedings and efforts to enable CTI to become current in its periodic reporting obligations under the federal securities laws.

In addition, CTI’s inability to become current in its periodic reporting obligations under the federal securities laws during the fiscal year ended January 31, 2010 limited the information that Comverse was able to provide to the public and other interested parties, including customers. Furthermore, such inability to become current has limited the ability to use equity incentives to attract, retain and motivate Comverse’s employees. Although not subject to quantification, management believes that these factors have had an adverse impact on Comverse’s business relationships and reputation and, we believe, adversely affected our performance.

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

•

Expand Comverse’s presence and market share in certain mobile data and mobile Internet product categories. We believe that the growth in mobile data and Internet applications will continue for the foreseeable future, presenting opportunities for growth in Comverse’s mobile Internet products;

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

Going-Forward Value Drivers

We believe that the prolonged period of our efforts to become current in our periodic reporting obligations have had an adverse impact upon Comverse’s business, results of operations, cash flows and financial condition. We believe that when we become current in our periodic reporting obligations, Comverse’s business and financial performance may improve, primarily due to the ability of management to manage our business operations and execute our strategies under more ordinary conditions, and the anticipated significant decline in professional fees. In addition, when CTI becomes current, customers and potential customers may have greater confidence levels in Comverse and its business.

Verint Segment

Business Overview

Verint is a global leader in Actionable Intelligence solutions and value-added services. Verint’s solutions enable organizations of all sizes to make timely and effective decisions to improve enterprise performance and enhance safety. More than 10,000 organizations in over 150 countries—including more than 80% of the Fortune 100—use Verint’s Actionable Intelligence solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.

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

Verint is a leading provider of enterprise workforce optimization software and services. Verint’s solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, and enhancing compliance. Key business and technology trends driving these solutions include a growing interest in a unified workforce optimization suite and sophisticated customer interaction analytics, the adoption of workforce optimization solutions outside contact centers, and the ongoing upgrade of traditional time-division multiplexing (or TDM) voice systems to VoIP telephony infrastructure. For the fiscal years ended January 31, 2010, 2009 and 2008, revenue from Workforce Optimization solutions represented approximately 53%, 53% and 49% of Verint’s total revenue, respectively.

Verint is a leading provider of networked IP video solutions designed to optimize security and enhance operations. Verint’s Video Intelligence solutions portfolio includes IP video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, and networked DVRs. Key business and technology trends in the Video Intelligence solutions include increased demand for advanced security solutions due to ongoing terrorism and security threats around the world and the transition from relatively passive analog CCTV video systems to more sophisticated network-based IP video solutions. For the fiscal years ended January 31, 2010, 2009 and 2008 revenue from Video Intelligence solutions represented approximately 21%, 19% and 28% of Verint’s total revenue, respectively.

Verint is also a leading provider of communications intelligence and investigative solutions that help law enforcement, national security, intelligence, and civilian government agencies effectively detect, investigate, and neutralize criminal and terrorist threats. Verint’s solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. Key business and technology trends in these solutions include the demand for innovative communications intelligence and investigative solutions due to terrorism, criminal activities, and other security threats, an expanding range of communication and information media, the increasing complexity of communications networks and growing network traffic, and legal and compliance requirements. For the fiscal years ended January 31, 2010, 2009 and 2008, revenue from communications intelligence solutions represented approximately 26%, 28% and 23% of Verint’s total revenue, respectively.

Verint’s Strategy

There are several elements to Verint’s strategy, including:

•

Continue to drive the development of Actionable Intelligence solutions for unstructured data. Verint was a pioneer in the development of solutions that help businesses and governmental organizations derive intelligence from unstructured data. Verint intends to continue its leadership in this area and to further drive the adoption of Actionable Intelligence solutions by delivering solutions to the enterprise workforce optimization and security intelligence markets that integrate Actionable Intelligence from unstructured data with data from other sources, including unstructured data, and those are designed to provide a high return on investment.

•

Maintain market leadership through innovation and customer centricity. Verint believes that to compete successfully it must continue to introduce solutions that better enable customers to derive Actionable Intelligence from their unstructured data. In order to do this, Verint intends to continue to make significant investments in research and development, protect its intellectual property through patents and other means, and maintain a regular dialogue with its customers in order to understand their business objectives and requirements.

•

Continue to expand Verint’s market presence through partnerships and alliances, including OEM relationships. Verint has expanded its partnerships and alliances with integrators, resellers, distributors, OEMs and others. Verint believes that these relationships broaden its market coverage and intends to continue expanding its existing relationships and creating new ones.

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

Key Trends and Developments in Verint’s Business

Verint believes that there are many factors that affect its ability to sustain and increase both revenue and profitability, including:

•

Information technology spending. During the continuing weakness in the global economy, information technology spending has decreased, and the market for Verint’s products and services has been adversely affected. Verint’s growth and results depend in part on the pace of economic recovery and spending on information technology.

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

Subsequent to the fiscal year covered by this Annual Report, Verint Systems became current in its periodic reporting obligations under the federal securities laws and had its shares of common stock relisted on NASDAQ on July 6, 2010. In addition, on October 5, 2010 Verint Systems’ stockholders approved the issuance of the Verint Systems’ common stock underlying the preferred stock held by CTI and, accordingly, on such date, the preferred stock became voting and convertible into Verint Systems’ common stock.

Ulticom Segment

Ulticom designs, develops, markets, licenses and supports network signaling solutions. Its products are sold primarily through direct sales to network equipment manufacturers, application developers, and service providers who include Ulticom’s products within their systems or services.

Ulticom’s revenue for fiscal year ended January 31, 2010 declined 13.6%, compared to fiscal year ended January 31, 2009. This decline in revenue began in the second half of the fiscal year ended January 31, 2009, primarily as a result of the slowdown of infrastructure spending by communication service providers and declines in technology expenditures. In response to these circumstances, during the fourth quarter of the fiscal year ended January 31, 2009, Ulticom took measures to reduce selling, general and administrative expenses, consisting primarily of making reductions in the number of sales and marketing personnel. In September 2009, Ulticom implemented additional measures to lower its costs to operate more effectively at these lower revenue levels, principally consisting of personnel reductions in substantially all areas of its operations.

For the fiscal years ended January 31, 2010 and 2009, Ulticom’s financial results were also negatively impacted by the substantial expenses related to investigation, efforts to become current in periodic reporting obligations and corporate development activities, as well as employee retention and workforce reduction payments. The activities associated with investigating improper accounting practices were completed early in the fiscal year ended January 31, 2009, while activities related to efforts to become current in periodic reporting obligations continued into and were completed during fiscal year ended January 31, 2010.

On December 3, 2010, CTI sold its shares of Ulticom, Inc.’s common stock to an affiliate of Platinum Equity as part of the Ulticom Sale. For more information relating to the Ulticom Sale, see Item 1, “Business—Acquisitions and Dispositions— Dispositions—Sale of Ulticom,” “—Liquidity and Capital Resources—Sources of Liquidity—Proceeds from Asset Sales Subsequent to January 31, 2010—Sale of Ulticom” and note 26 to the consolidated financial statements included in Item 15 of this Annual Report.

All Other Segment

For the fiscal years ended January 31, 2010 and 2009 the All Other segment had segment revenue of $37.5 million and $41.6 million, respectively, primarily generated by Starhome. For the fiscal year ended January 31, 2010, the decrease in segment revenue was primarily attributable to decreased revenue from Starhome’s products and services.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our condensed consolidated results and the results of operations of each of our segments for the fiscal years presented.

Fiscal Year Ended January 31, 2010 Compared to Fiscal Year Ended January 31, 2009

Condensed Consolidated Results

	Fiscal Years Ended January 31,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands, except per share data)

Total revenue	$1,576,814	$1,677,439	$(100,625)	(6.0%	)

Loss from operations	(203,137)	(209,926)	6,789	(3.2%	)

Interest income	8,994	34,116	(25,122)	(73.6%	)
Interest expense	(25,377)	(45,886)	20,509	(44.7%	)
Other expense, net	(16,772)	(88,885)	72,113	(81.1%	)

Income tax provision	(29,242)	(47,195)	17,953	(38.0%	)

Equity in losses of unconsolidated affiliates, net of tax	(6)	(1,012)	1,006	(99.4%	)

Net loss	(265,540)	(358,788)	93,248	(26.0%	)

Net (income) loss attributable to noncontrolling interest	(7,783)	33,536	(41,319)	(123.2%	)

Net loss attributable to Comverse Technology, Inc.	$(273,323)	$(325,252)	$51,929	(16.0%	)

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic	$(1.34)	$(1.59)	$0.25

Diluted	$(1.34)	$(1.59)	$0.25

Total Revenue

Total revenue was $1,576.8 million for the fiscal year ended January 31, 2010, a decrease of $100.6 million, or 6.0%, compared to the fiscal year ended January 31, 2009. The decrease was primarily attributable to a decline in revenue at our Comverse segment of $124.7 million compared to the prior fiscal year mainly attributable to (i) the continuance of the weakness in the global economy and the resulting lower levels of spending by telecommunication service providers, (ii) the continued proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the continued maturation of the wireless industry (particularly as it relates to voice-based services such as voicemail), resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets and (v) a decrease in maintenance revenue primarily due to pricing pressures on maintenance services and voice-based products. The decrease in revenue was partially offset by an increase in revenue of $34.1 million at our Verint segment primarily attributable to an increase in product and service and support revenue related to Verint’s Video Intelligence and Workforce Optimization solutions.

Loss from Operations

Loss from operations was $203.1 million for the fiscal year ended January 31, 2010, a decrease of $6.8 million, or 3.2%, compared to the fiscal year ended January 31, 2009. The decrease was primarily attributable to:

•	a $59.1 million decrease in research and development expenses due to restructuring and cost saving initiatives implemented by Comverse and Verint;

•	a $45.0 million decrease in charges for impairment of goodwill and other intangible assets relating to the Netcentrex reporting unit of our Comverse segment;

•	a $16.5 million decrease in personnel-related costs recorded in selling, general and administrative related to restructuring initiatives implemented by Comverse;

•	a $13.6 million decrease in selling, general and administrative expenses due to cost-saving initiatives implemented by Verint;

•

a $13.1 million decrease in professional fees (other than compliance-related professional fees) primarily attributable to a reduction in legal expenses related to patent litigation at Comverse that was settled in the fiscal year ended January 31, 2009 with no corresponding professional fees incurred in the fiscal year ended January 31, 2010; and

•	an $8.8 million decrease in integration and restructuring costs primarily related to the Witness acquisition attributable to Verint.

These decreases were partially offset by:

•	a $100.6 million decrease in total revenue that was partially offset by a related decrease in cost of revenue of $56.1 million, primarily attributable to both the Comverse and Verint segments; and

•	a $106.8 million increase in compliance-related professional fees incurred by Comverse and Verint.

Interest Income

Interest income was $9.0 million for the fiscal year ended January 31, 2010, a decrease of $25.1 million, or 73.6%, compared to the fiscal year ended January 31, 2009. The decrease was primarily attributable to lower average cash and investment balances and lower yields on our auction rate securities (or ARS) due to declines in index rates underlying their variable interest rates during the fiscal year ended January 31, 2010 compared to the fiscal year ended January 31, 2009.

Interest Expense

Interest expense was $25.4 million for the fiscal year ended January 31, 2010, a decrease of $20.5 million, or 44.7%, compared to the fiscal year ended January 31, 2009. The decrease was primarily attributable to a $12.2 million decline in Verint’s interest expense due to lower interest rates on outstanding borrowings under its credit facility during the fiscal year ended January 31, 2010 and $7.3 million of amortization of the remaining debt discount and debt issuance costs related to CTI’s convertible debt obligations recorded for the fiscal year ended January 31, 2009, with no corresponding debt discount and debt issuance cost amortization recorded for the fiscal year ended January 31, 2010.

Other Expense, Net

Other expense, net was $16.8 million for the fiscal year ended January 31, 2010, a decrease of $72.1 million, or 81.1%, compared to the fiscal year ended January 31, 2009. The decrease was primarily attributable to a $79.6 million decrease in impairment charges associated with our ARS and an $8.2 million decrease in unrealized loss on Verint’s interest rate swap. We recorded impairment charges related to our ARS of $6.9 million for the fiscal year ended January 31, 2010, compared to $86.5 million recorded for the fiscal year ended January 31, 2009.

These decreases were partially offset by a $20.5 million change from an unrealized gain of $13.6 million for the fiscal year ended January 31, 2009 to a $6.9 million impairment charge for the fiscal year ended January 31, 2010, in each case attributable to the UBS Put entered into in November 2008. For the definition of, and discussion relating to, the UBS Put, see “—Liquidity and Capital Resources—Sources of Liquidity—Investments in Securities Portfolio—UBS Put.”

Income Tax Provision

Income tax provision was $29.2 million for the fiscal year ended January 31, 2010, compared to $47.2 million for the fiscal year ended January 31, 2009. The effective tax rate for continuing operations was (12.4)% for the fiscal year ended January 31, 2010 compared to (15.2)% for the fiscal year ended January 31, 2009. The negative effective tax rate for the years ended January 31, 2010 and 2009 resulted from recording income tax expense on a consolidated pre-tax loss which was primarily attributable to recording a valuation allowance against deferred tax assets and recording an income tax provision in jurisdictions with taxable income. Excluding the impact of the valuation allowances, the effective tax rates for the fiscal years ended January 31, 2010 and 2009 would have been 4.8% and 19.0%, respectively, which were lower than the U.S. statutory tax rate.

For the fiscal year ended January 31, 2010 significant differences impacting the effective tax rate, other than the valuation allowance, included the impact of withholding taxes, tax contingencies, dividend received deduction, the difference between U.S. federal statutory rate and the rates in foreign jurisdictions, the U.S. tax effect on foreign earnings and taxes and penalties associated with deemed dividends between Israel and the U.S.

Although there was a consolidated pre-tax loss, we were still subject to taxation due to the relative mix of income and losses generated in multiple taxing jurisdictions with tax rates different than the U.S. statutory rate.

Equity in Losses of Unconsolidated Affiliates, Net of Tax

Equity in losses of unconsolidated affiliates, net of tax decreased $1.0 million, or 99.4%, compared to the fiscal year ended January 31, 2009 due to lower losses reported by our unconsolidated affiliates.

Net (Income) Loss Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $7.8 million for the fiscal year ended January 31, 2010, a change of $41.3 million compared to net loss attributable to noncontrolling interest of $33.5 million for the fiscal year ended January 31, 2009. The change was primarily attributable to a change in Verint’s results reflecting the net income for the fiscal year ended January 31, 2010, compared to a net loss for the fiscal year ended January 31, 2009.

Net Loss Attributable to Comverse Technology, Inc.

Net loss attributable to Comverse Technology, Inc. was $273.3 million for the fiscal year ended January 31, 2010, a decrease of $51.9 million in loss, or 16.0%, compared to the fiscal year ended January 31, 2009 due primarily to the reasons discussed above.

Segment Results

Comverse

	Comverse
	Fiscal Years Ended January 31,		Change
	2010	2009	Amount	Percent
		(Dollars in thousands)

Revenue:
Revenue	$792,994	$917,736	$(124,742)	(13.6%)
Intercompany revenue	1,793	2,869	(1,076)	(37.5%)

Total revenue	794,787	920,605	(125,818)	(13.7%)

Costs and expenses:
Cost of revenue	470,739	503,375	(32,636)	(6.5%)
Intercompany purchases	2,393	4,266	(1,873)	(43.9%)
Selling, general and administrative	341,294	285,337	55,957	19.6%
Research and development, net	175,949	230,679	(54,730)	(23.7%)
Other operating expenses	18,628	57,191	(38,563)	(67.4%)

Total costs and expenses	1,009,003	1,080,848	(71,845)	(6.6%)

Loss from operations	$(214,216)	$(160,243)	$(53,973)	33.7%

Computation of segment performance:
Total revenue	$794,787	$920,605	$(125,818)	(13.7%)
Segment revenue adjustment	4,034	4,639	(605)	(13.0%)

Segment revenue	$798,821	$925,244	$(126,423)	(13.7%)

Total costs and expenses	$1,009,003	$1,080,848	$(71,845)	(6.6%)
Segment expense adjustments:
Stock-based compensation expense	4,170	7,860	(3,690)	(46.9%)
Amortization of acquisition-related intangibles	21,958	26,015	(4,057)	(15.6%)
Compliance-related professional fees	113,306	32,262	81,044	251.2%
Compliance-related compensation and other expenses	10,737	11,850	(1,113)	(9.4%)
Impairment charges	3,356	48,388	(45,032)	(93.1%)
Impairment of property plant and equipment	2,906	—	2,906	N/M
Acquisition-related charges	(103)	(74)	(29)	39.2%
Restructuring and integration charges	15,272	8,803	6,469	73.5%
Other	831	(30)	861	N/M

Segment expense adjustments	172,433	135,074	37,359	27.7%

Segment expenses	836,570	945,774	(109,204)	(11.5%)

Segment performance	$(37,749)	$(20,530)	$(17,219)	83.9%

Revenue

Management analyzes Comverse’s revenue by: (i) revenue generated from its customer solutions, and (ii) maintenance revenue. Revenue generated from customer solutions consists primarily of the licensing of Comverse’s BSS and VAS customer solutions and related professional services and training. Professional services primarily include installation, customization and consulting services.

Revenue from customer solutions was $467.9 million for the fiscal year ended January 31, 2010, a decrease of $89.8 million, or 16.1%, compared to the fiscal year ended January 31, 2009. Revenue from VAS customer solutions was $254.4 million for the fiscal year ended January 31, 2010, a decrease of $70.5 million, or 21.7%, compared to the fiscal year ended January 31, 2009. Revenue from BSS customer solutions was $213.5 million for the fiscal year ended January 31, 2010, a decrease of $19.3 million, or 8.3%, compared to the fiscal year ended January 31, 2009. The decrease in revenue from VAS customer solutions was primarily attributable to (i) the continuance of the weakness in the global economy and the resulting lower levels of spending by telecommunication service providers, (ii) the continued proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the continued maturation of the wireless industry (particularly as it relates to voice-based services such as voicemail), resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, and (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets. Included in the VAS customer solutions revenue decrease was a decline in revenue of $36.6 million attributable to Comverse’s Netcentrex reporting unit for the fiscal year ended January 31, 2010 compared to the fiscal year ended January 31, 2009. The decline in Netcentrex’ revenue was mainly due to weakness in market conditions, increased competition from low-cost service providers and resulting pricing pressures and significant reductions in orders by a key customer. The decrease in revenue from BSS customer solutions was primarily attributable to the reduction in spending by telecommunication service providers.

Maintenance revenue consists primarily of post-contract customer support (or PCS), including technical software support services, unspecified software updates or upgrades to customers on a when-and-if-available basis. Maintenance revenue was $325.1 million for the fiscal year ended January 31, 2010, a decrease of $34.9 million, or 9.7%, compared to the fiscal year ended January 31, 2009. This decrease was primarily attributable to pricing pressures on maintenance services and voice-related products. Maintenance revenue is typically less susceptible to changes in market conditions as it generally represents a stable revenue stream from recurring renewals of contracts with Comverse’s existing customer base.

Revenue by Geographic Region

Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific represented approximately 27%, 54%, and 19% of Comverse’s revenue, respectively, for the fiscal year ended January 31, 2010 compared to approximately 28%, 57%, and 15% of Comverse’s revenue, respectively, for the fiscal year ended January 31, 2009. The presentation of revenue by geographic region is based on the location of customers. The changes presented are not attributable to any identifiable trend.

Foreign Currency Impact on Revenue

Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse’s revenue for the fiscal year ended January 31, 2010 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the fiscal year ended January 31, 2010 compared to the fiscal year ended January 31, 2009 unfavorably impacted revenue by $3.4 million.

Intercompany Revenue

Intercompany revenue was generated from sales to affiliates, primarily to Starhome. Intercompany revenue was $1.8 million for the fiscal year ended January 31, 2010, a decrease of $1.1 million compared to the fiscal year ended January 31, 2009.

Foreign Currency Impact on Costs

A significant portion of Comverse’s expenses, principally personnel-related costs, is incurred in new Israeli shekels (or NIS), whereas our functional currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of Comverse’s expenses in Israel. Comverse enters into foreign currency forward contracts to mitigate risk attributable to foreign currency exchange rate fluctuations.

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

Cost of revenue was $470.7 million for the fiscal year ended January 31, 2010, a decrease of $32.6 million, or 6.5%, compared to the fiscal year ended January 31, 2009. The decrease was primarily attributable to:

•	a $19.7 million decrease in material costs and overhead as a result of lower revenue;

•

a $19.0 million decrease in personnel-related costs principally due to a reduction in employee workforce related to restructuring initiatives implemented during the fiscal years ended January 31, 2010 and 2009. Fluctuations in foreign currency exchange rates had a favorable impact on personnel-related costs of approximately $8.1 million for the fiscal year ended January 31, 2010;

•	a $5.4 million decrease in travel and entertainment expenses;

•	a $5.0 million decrease in costs associated with research and development activities as a result of less customization projects specified by customers for the fiscal year ended January 31, 2010; and

•	a $3.0 million decrease in amortization of intangible assets and capitalized software.

These decreases were partially offset by a $23.4 million increase in costs associated with use of contractors.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.

Selling, general and administrative expenses were $341.3 million for the fiscal year ended January 31, 2010, an increase of $56.0 million, or 19.6%, compared to the fiscal year ended January 31, 2009. The increase was primarily attributable to:

•	a $81.0 million increase in compliance-related professional fees due to our continued efforts to become current in our periodic reporting obligations under the federal securities laws; and

•

a $8.1 million increase in agent and employee sales commissions principally due to an increase in bookings generated from certain projects with respect to which Comverse pays higher commissions to sales agents and, to a lesser extent, an increase in sales commissions paid to employees principally due to a shift in product and project mix during the fiscal year ended January 31, 2010 to products and projects with respect to which Comverse pays higher sales commissions compared to the fiscal year ended January 31, 2009.

These increases were partially offset by a $16.5 million decrease in personnel-related costs related to restructuring initiatives and a $13.1 million decrease in professional fees (other than compliance-related professional fees) primarily attributable to a reduction in legal expenses related to patent litigation that was settled in the fiscal year ended January 31, 2009 with no corresponding professional fees incurred in the fiscal year ended January 31, 2010. Fluctuations in foreign currency exchange rates had a favorable impact on personnel-related costs of approximately $6.3 million for the fiscal year ended January 31, 2010.

Research and Development, Net

Research and development expenses primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content used in research and development activities.

Research and development expenses, net were $175.9 million for the fiscal year ended January 31, 2010, a decrease of $54.7 million, or 23.7%, compared to the fiscal year ended January 31, 2009. The decrease was primarily attributable to:

•

a $32.9 million decrease in personnel-related costs resulting from restructuring initiatives in prior years involving workforce reductions and reduced research and development activities. Fluctuations in foreign currency exchange rates, had a favorable impact on personnel-related costs of approximately $5.9 million for the fiscal year ended January 31, 2010;

•	a $13.7 million decrease in general and administrative expenses relating to research and development;

•	a $4.1 million decrease in contractor costs; and

•	a $1.4 million decrease in travel and entertainment.

Expenses related to VAS products accounted for $123.5 million of research and development expenses, net for the fiscal year ended January 31, 2010. Research and development expenses were incurred in connection with a variety of different research and development projects, of which $34.4 million related to voice and mobile internet products that enable operators to quickly launch cost-effective and innovative mass-market voice-related services, $30.3 million related to developing messaging and browsing products to assure efficient communications and to help maximize call completion and messaging traffic, and $16.4 million related to developing Netcentrex IP Communication products that provide IP-based voice, video and messaging solutions. In addition, $30.7 million was spent on shared software applications that allow VAS products and systems to be offered in a variety of sizes and configurations as well as within many different environments. Expenses related to BSS products accounted for $47.1 million of research and development expenses, net for the fiscal year ended January 31, 2010, of which the amount spent was primarily related to enhancement of Comverse ONE.

Other Operating Expenses

Other operating expenses were $18.6 million for the fiscal year ended January 31, 2010, a decrease of $38.6 million, or 67.4%, compared to the fiscal year ended January 31, 2009. The decrease was primarily attributable to a $45.0 million reduction in charges for impairment of goodwill and other intangible assets related to the Netcentrex reporting unit. This decrease was partially offset by a $6.5 million increase in restructuring charges. Comverse recorded $15.3 million of restructuring charges for the fiscal year ended January 31, 2010 compared to $8.8 million for the fiscal year ended January 31, 2009.

Loss from Operations

Loss from operations was $214.2 million for the fiscal year ended January 31, 2010, an increase of $54.0 million in loss, or 33.7%, compared to the fiscal year ended January 31, 2009 due primarily to the reasons described above.

Segment Performance

Comverse’s segment performance was a $37.7 million loss for the fiscal year ended January 31, 2010 based on segment revenue of $798.8 million, representing a segment performance loss of 4.7% as a percentage of segment revenue. Segment performance was a $20.5 million loss for the fiscal year ended January 31, 2009 based on segment revenue of $925.2 million, representing a segment performance loss of 2.2% as a percentage of segment revenue. The decrease in segment performance margin is primarily attributable to the decline in revenue for the fiscal year ended January 31, 2010, which was only partially offset by lower segment expenses.

Verint

	Verint
	Fiscal Years Ended January 31,		Change
	2010	2009	Amount	Percent
		(Dollars in thousands)

Revenue:
Revenue	$703,633	$669,544	$34,089	5.1%
Intercompany revenue	—	—	—	N/M

Total revenue	703,633	669,544	34,089	5.1%

Costs and expenses:
Cost of revenue	239,935	258,162	(18,227)	(7.1%	)
Intercompany purchases	—	—	—	N/M
Selling, general and administrative	314,081	307,310	6,771	2.2%
Research and development, net	83,797	88,203	(4,406)	(5.0%	)
Other operating expenses	141	4,654	(4,513)	(97.0%	)

Total costs and expenses	637,954	658,329	(20,375)	(3.1%	)

Income from operations	$65,679	$11,215	$54,464	N/M

Computation of segment performance:
Total revenue	$703,633	$669,544	$34,089	5.1%
Segment revenue adjustment	—	5,890	(5,890)	N/M

Segment revenue	$703,633	$675,434	$28,199	4.2%

Total costs and expenses	$637,954	$658,329	$(20,375)	(3.1%	)
Segment expense adjustments:
Stock-based compensation expense	44,237	35,710	8,527	23.9%
Amortization of acquisition-related intangibles	30,289	34,273	(3,984)	(11.6%	)
Compliance-related professional fees	54,472	28,757	25,715	89.4%
Compliance-related compensation and other expenses	—	35	(35)	N/M
Litigation settlements and related costs	—	(4,292)	4,292	N/M
Restructuring and integration charges	141	8,946	(8,805)	(98.4%	)
Acquisition-related charges	762	—	762	N/M
Other	39	(111)	150	(135.1%	)

Segment expense adjustments	129,940	103,318	26,622	25.8%

Segment expenses	508,014	555,011	(46,997)	(8.5%	)

Segment performance	$195,619	$120,423	$75,196	62.4%

Revenue

Verint’s product revenue consists of the sale of hardware and software products. Product revenue was $374.3 million for the fiscal year ended January 31, 2010, an increase of $8.8 million, or 2.4%, compared to the fiscal year ended January 31, 2009. The increase was primarily attributable to (i) a $16.9 million increase in product revenue related to Verint’s Video Intelligence solutions almost entirely due to the product delivery of an order from a major customer and (ii) an $8.9 million increase in product revenue related to Verint’s Workforce Optimization solutions primarily due to the completion of a multi-site installation for a major customer for which revenue was recognized upon final customer acceptance. These increases were offset by a decrease of $17.0 million in revenue from Verint’s Communications Intelligence solutions.

Verint’s service and support revenue consists primarily of revenue from installation, consulting and training services and post-contract customer support. Service and support revenue was $329.4 million for the fiscal year ended January 31, 2010, an increase of $25.3 million, or 8.3%, compared to the fiscal year ended January 31, 2009. The increase was primarily attributable to a $13.6 million increase in service revenue associated with Verint’s Workforce Optimization solutions and a combined increase of $11.7 million in service revenue associated with Verint’s Video Intelligence and Communications Intelligence solutions. The increase in Workforce Optimization solutions was partially due to an increase in maintenance renewal revenue recognized at full value as a result of the elimination of the impact of purchase accounting adjustments to reflect obligations assumed in the Witness acquisition. Verint recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $5.2 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the fiscal year ended January 31, 2009.

Revenue by Geographic Region

Revenue in the Americas, EMEA and Asia Pacific represented approximately 55%, 25% and 20% of Verint’s revenue, respectively, for the fiscal year ended January 31, 2010 compared to approximately 52%, 32% and 16%, respectively, for the fiscal year ended January 31, 2009.

Cost of Revenue

Verint’s product costs primarily consist of hardware material costs, royalties due to third parties for software components that are embedded in the software applications, amortization of capitalized software development costs, charges for impairments of intangible assets, personnel-related costs associated with Verint’s global operations, contractor and consulting expenses, facility costs, and other allocated overhead expenses. Product costs for the fiscal year ended January 31, 2010 and 2009 also included amortization and impairment of acquired technology of $8.0 million and $9.0 million, respectively.

Product cost of revenue was $131.5 million for the fiscal year ended January 31, 2010, a decrease of $0.1 million compared to the fiscal year ended January 31, 2009. Verint’s overall product margins increased in the fiscal year ended January 31, 2010 from the fiscal year ended January 31, 2009 as a result of an increase in revenue combined with a slight decline in product costs and a favorable change in product mix, as higher margin software revenue accounted for a larger portion of overall product mix. The decrease in product cost was partially offset by increases in expenses in Verint’s Communications Intelligence solutions attributable to a change in project mix, resulting in an increase in expenses relating to resources dedicated to the delivery of customized projects and lower product margins.

Verint’s service costs primarily consist of personnel-related costs, contractor costs, stock-based compensation expenses, facility costs, travel expenses relating to installation, training, consulting, and maintenance services, and other overhead expenses. Service costs were $100.4 million for the fiscal year ended January 31, 2010, a decrease of $17.2 million, or 14.6%, compared to the fiscal year ended January 31, 2009. This decrease was primarily attributable to cost-saving initiatives related to Workforce Optimization costs. Of these expenses, employee compensation and related expenses decreased $7.0 million, travel and lodging expenses decreased $3.4 million, stock-based compensation expense, contractor costs, personnel, and communication expenses in the aggregate decreased $1.7 million, and other expenses decreased $2.1 million, all of which were a result of cost-saving initiatives. Verint’s overall service margins increased in the fiscal year ended January 31, 2010 due to increases in service revenue and the decrease in service expenses described above.

Selling, General and Administrative

Verint’s selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, other administrative expenses and amortization of other acquired intangible assets.

Selling, general and administrative expenses were $314.1 million for the fiscal year ended January 31, 2010, an increase of $6.8 million, or 2.2%, compared to the fiscal year ended January 31, 2009. This increase is primarily attributable to an increase in compliance-related professional fees partially offset by a decrease in other selling, general and administrative expenses. Compliance-related professional fees and related expenses increased by $25.7 million to $54.5 million in the fiscal year ended January 31, 2010 from $28.8 million in the fiscal year ended January 31, 2009. Verint expects compliance-related professional fees and related expenses to decline in the fiscal year ending January 31, 2011. This increase was partially offset by (i) a $5.2 million decrease in employee compensation and related expenses, (ii) a $4.0 million decrease in travel expenses, (iii) a $1.7 million decrease in communication expenses, (iv) a $1.4 million reduction in other expenses, and (v) a $1.3 million decrease in personnel expenses, all of which were due to cost-saving initiatives. In addition, agent commissions decreased $2.7 million due to decreased revenue from Verint’s Communications Intelligence solutions and amortization of other acquired intangible assets decreased $3.0 million primarily due to the weakening of the British pound in which some of Verint’s intangible assets are denominated.

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

Research and development, net was $83.8 million for the fiscal year ended January 31, 2010, a decrease of $4.4 million, or 5.0%, compared to the fiscal year ended January 31, 2009. This decrease is primarily attributable to cost-saving initiatives. Of these expenses, contractor and consultant fees decreased $4.0 million and employee compensation and related expenses decreased $1.6 million. These decreases were partially offset by an increase in stock-based compensation of $1.1 million.

Other Operating Expenses

Other operating expenses were $0.1 million for the fiscal year ended January 31, 2010, a decrease of $4.5 million, or 97.0%, compared to the fiscal year ended January 31, 2009. The decrease was attributable to an $8.8 million decrease in integration and restructuring costs primarily related to the Witness acquisition, partially offset by a net recovery of $4.3 million due to a gain on the settlement of a legal matter, net of legal fees, recorded during the fiscal year ended January 31, 2009.

Income from Operations

Income from operations was $65.7 million for the fiscal year ended January 31, 2010, an increase of $54.5 million, compared to the fiscal year ended January 31, 2009, due primarily to the reasons described above.

Foreign Currency Effect on Operating Results

In the fiscal year ended January 31, 2010 compared to the fiscal year ended January 31, 2009, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint’s business affected operating results. Had foreign exchange rates remained constant in these periods, excluding the impact of foreign currency hedges, Verint’s revenue would have been approximately $12.0 million higher and operating expenses and cost of revenue would have been approximately $15.0 million higher, or a net unfavorable constant U.S. dollar impact of approximately $3.0 million on operating income in the fiscal year ended January 31, 2010.

Segment Performance

Segment performance was $195.6 million for the fiscal year ended January 31, 2010 based on segment revenue of $703.6 million, resulting in a segment performance margin of 27.8% as a percentage of segment revenue. Segment performance was $120.4 million for the fiscal year ended January 31, 2009 based on segment revenue of $675.4 million, resulting in a segment performance margin of 17.8% as a percentage of segment revenue. The increase in segment performance margin is attributable to increases in revenue and the benefits from cost-saving initiatives.

Ulticom

	Ulticom
	Fiscal Years Ended January 31,		Change
	2010	2009	Amount	Percent
		(Dollars in thousands)

Revenue:
Revenue	$42,877	$48,812	$(5,935)	(12.2%)
Intercompany revenue	2,961	4,235	(1,274)	(30.1%)

Total revenue	45,838	53,047	(7,209)	(13.6%)

Costs and expenses:
Cost of revenue	11,959	14,500	(2,541)	(17.5%)
Selling, general and administrative	26,122	33,435	(7,313)	(21.9%)
Research and development, net	12,919	16,288	(3,369)	(20.7%)
Other operating expenses	1,913	710	1,203	169.4%

Total costs and expenses	52,913	64,933	(12,020)	(18.5%)

Loss from operations	$(7,075)	$(11,886)	$4,811	(40.5%)

Computation of segment performance:

Segment revenue	$45,838	$53,047	$(7,209)	(13.6%)

Total costs and expenses	$52,913	$64,933	$(12,020)	(18.5%)
Segment expense adjustments:
Stock-based compensation expense	726	1,721	(995)	(57.8%)
Compliance-related professional fees	4,343	3,673	670	18.2%
Compliance-related compensation and other expenses	788	4,350	(3,562)	(81.9%)
Restructuring and integration charges	1,913	710	1,203	169.4%
Other	463	1,714	(1,251)	(73.0%)

Segment expense adjustments	8,233	12,168	(3,935)	(32.3%)

Segment expenses	44,680	52,765	(8,085)	(15.3%)

Segment performance	$1,158	$282	$876	N/M

Revenue

Ulticom’s product revenue consists primarily of sales of software licenses and interface boards. Product revenue was $30.1 million for the fiscal year ended January 31, 2010, a decrease of $7.8 million, or 20.7%, compared to the fiscal year ended January 31, 2009. The decrease in product revenue was primarily due to decreases in the sales of boards and licenses totaling approximately $8.2 million. This decrease was primarily attributable to one of Ulticom’s largest customers experiencing a significant decline in sales of its products in which Ulticom’s boards are embedded. The decline in industry-wide capital spending began to make its most significant adverse impact on the Ulticom’s revenue beginning in the third quarter of the fiscal year ended January 31, 2009.

Ulticom’s service revenue consists primarily of software maintenance fees related to the previously deployed software licenses of Ulticom’s products and, in general, demonstrate less volatility than product revenue. Service revenue was $12.8 million for the fiscal year ended January 31, 2010, an increase of $1.9 million, or 17.5%, compared to the fiscal year ended January 31, 2009. This increase is primarily attributable to the growth in the installed base of software licenses, which generated higher levels of fees for software maintenance and support.

Intercompany Revenue

Intercompany revenue was related to revenue generated from affiliates, primarily from Comverse. Intercompany revenue was $3.0 million for the fiscal year ended January 31, 2010, a decrease of $1.3 million, or 30.1%, compared to the fiscal year ended January 31, 2009.

Cost of Revenue

Product costs were $7.0 million for the fiscal year ended January 31, 2010, a decrease of $1.7 million, or 19.9%, compared to the fiscal year ended January 31, 2009. This decrease was primarily attributable to lower materials and production costs due to the lower volume of board and license sales. Personnel and other labor-related expenses included in cost of revenue were lower by approximately $1.4 million, primarily as a result of employing fewer production personnel during the fiscal year ended January 31, 2010, compared to the fiscal year ended January 31, 2009. Service costs were $5.0 million for the fiscal year ended January 31, 2010, a decrease of $0.8 million, or 13.3%, compared to the fiscal year ended January 31, 2009.

Selling, General and Administrative

Selling, general and administrative expenses were $26.1 million for the fiscal year ended January 31, 2010, a decrease of $7.3 million, or 21.9%, compared to the fiscal year ended January 31, 2009. The decrease is primarily attributable to:

•	a $2.2 million decline in personnel and other labor-related expenses mainly due to reductions in the sales, marketing and administrative staff and related travel expenses;

•	a $1.9 million reduction in expenses for payments for expired options;

•

a $1.3 million reduction in corporate development-related expenses consisting primarily of exploring various strategic options and the evaluation of the special dividend that was paid by Ulticom in April 2009; and

•	$0.7 million and $0.6 million reductions in expenses in professional fees and stock-based compensation expense, respectively.

The decreases above were partially offset by a $0.6 million increase in compliance-related expenses. The activities associated with investigating improper accounting practices were completed in early fiscal year ended January 31, 2009 while compliance-related activities continued into and were completed during the fiscal year ended January 31, 2010 upon completion and filing of Ulticom’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and Quarterly Reports on Form 10-Q for the fiscal quarters ended October 31, 2008, April 30, 2009, July 31, 2009 and October 31, 2009.
Research and Development, Net

Research and development expenses, net were $12.9 million for the fiscal year ended January 31, 2010, a decrease of $3.4 million, or 20.7%, compared to the fiscal year ended January 31, 2009. The decrease in research and development, net is primarily attributable to (i) a $2.2 million decline in personnel and other labor-related costs mainly as a result of a decline in research and development personnel during the fiscal year ended January 31, 2010 compared to fiscal year ended January 31, 2009 and (ii) a $0.3 million decrease in stock-based compensation expense.

Other Operating Expenses

Other operating expenses were $1.9 million for the fiscal year ended January 31, 2010, an increase of $1.2 million, or 169.4%, compared to the fiscal year ended January 31, 2009, primarily due to an increase in restructuring costs.

Loss from Operations

Loss from operations was $7.1 million for the fiscal year ended January 31, 2010, a decrease of $4.8 million, or 40.5%, compared to the fiscal year ended January 31, 2009, due primarily to the reasons described above.

Segment Performance

Segment performance was $1.2 million for the fiscal year ended January 31, 2010, an increase of $0.9 million, compared to segment performance of $0.3 million for the fiscal year ended January 31, 2009. This change is attributable to the fact that the decline in total segment expenses for the fiscal year ended January 31, 2010 more than offset the decline in segment revenue for that fiscal year, compared to the fiscal year ended January 31, 2009. Segment performance margin increased to 2.5% as a percentage of segment revenue for the fiscal year ended January 31, 2010 from 0.5% for the fiscal year ended January 31, 2009.

All Other

	All Other
	Fiscal Years Ended January 31,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands)

Revenue:
Revenue	$37,310	$41,347	$(4,037)	(9.8%)
Intercompany revenue	161	250	(89)	(35.6%)

Total revenue	37,471	41,597	(4,126)	(9.9%)

Costs and expenses:
Cost of revenue	9,175	12,147	(2,972)	(24.5%)
Intercompany purchases	1,856	2,333	(477)	(20.4%)
Selling, general and administrative	66,349	65,036	1,313	2.0%
Research and development, net	7,465	10,266	(2,801)	(27.3%)
Other operating expenses	128	999	(871)	(87.2%)

Total costs and expenses	84,973	90,781	(5,808)	(6.4%)

Loss from operations	$(47,502)	$(49,184)	$1,682	(3.4%)

Computation of segment performance:

Segment revenue	$37,471	$41,597	$(4,126)	(9.9%)

Total costs and expenses	$84,973	$90,781	$(5,808)	(6.4%)
Segment expense adjustments:
Stock-based compensation expense	9,258	9,685	(427)	(4.4%)
Compliance-related professional fees	15,861	13,320	2,541	19.1%
Compliance-related compensation and other expenses	—	(1,811)	1,811	N/M
Litigation settlements and related costs	2,771	2,100	671	32.0%
Restructuring and integration charges	128	999	(871)	(87.2%)
Other	1,995	1,219	776	63.7%

Segment expense adjustments	30,013	25,512	4,501	17.6%

Segment expenses	54,960	65,269	(10,309)	(15.8%)

Segment performance	$(17,489)	$(23,672)	$6,183	(26.1%)

Revenue

All Other revenue for both fiscal years was generated primarily by Starhome. Starhome’s product revenue consists of the sale of hardware and software products and professional services, including managed services and PCS. All Other revenue was $37.3 million for the fiscal year ended January 31, 2010, a decrease of $4.0 million, or 9.8%, compared to the fiscal year ended January 31, 2009. This decrease was due primarily to decreased revenue from Starhome’s products and services.

Cost of Revenue

Substantially all of the cost of revenue for both fiscal years was attributable to Starhome. Starhome’s cost of revenue primarily consists of material costs and personnel-related costs associated with the customization of products and providing maintenance and professional services. Cost of revenue was $9.2 million for the fiscal year ended January 31, 2010, a decrease of $3.0 million, or 24.5%, compared to the fiscal year ended January 31, 2009 primarily attributable to the reduction in revenue from Starhome’s products and services.

Selling, General and Administrative

Selling, general and administrative expenses include expenses incurred by Starhome, CTI’s holding company operations, and other insignificant subsidiaries. For the fiscal years ended January 31, 2010 and 2009, selling, general and administrative expenses attributable to Starhome were $16.9 million and $19.7 million, respectively. Selling, general and administrative expenses for the entire segment were $66.3 million for the fiscal year ended January 31, 2010, an increase of $1.3 million, or 2.0%, compared to the fiscal year ended January 31, 2009. The increase was primarily attributable to an increase in compliance-related professional fees at CTI.

Research and Development, Net

Research and development expenses, net were $7.5 million for the fiscal year ended January 31, 2010, a decrease of $2.8 million, or 27.3%, compared to the fiscal year ended January 31, 2009. Substantially all of the research and development expenses for both fiscal years were related to Starhome.

Other Operating Expenses

Other operating expenses were $0.1 million for the fiscal year ended January 31, 2010, a decrease of $0.9 million, or 87.2%, compared to the fiscal year ended January 31, 2009. The decrease was due primarily to a decrease in restructuring activities at Starhome.

Loss from Operations

Loss from operations was $47.5 million for the fiscal year ended January 31, 2010, a decrease in loss of $1.7 million, or 3.4%, compared to the fiscal year ended January 31, 2009, due primarily to the reasons described above. For the fiscal years ended January 31, 2010 and 2009, Starhome had income from operations of $1.9 million and a loss from operations of $3.8 million, respectively.

Segment Performance

Segment performance was a loss of $17.5 million for the fiscal year ended January 31, 2010, a decrease in loss of $6.2 million, or 26.1%, compared to the loss for the fiscal year ended January 31, 2009. The decrease was primarily attributable to the reductions in selling, general and administrative expenses and research and development expenses at Starhome partially offset by an increase in professional fees at CTI. For the fiscal years ended January 31, 2010 and 2009, segment performance included Starhome’s income of $3.9 million and loss of $0.9 million, respectively.

Fiscal Year Ended January 31, 2009 Compared to Fiscal Year Ended January 31, 2008

Condensed Consolidated Results

	Fiscal Years Ended January 31,		Change
	2009	2008	Amount	Percent
	(Dollars in thousands, except per share data)

Total revenue	$1,677,439	$1,723,551	$(46,112)	(2.7%)

Loss from operations	(209,926)	(421,815)	211,889	(50.2%)
Interest income	34,116	76,519	(42,403)	(55.4%)
Interest expense	(45,886)	(61,903)	16,017	(25.9%)
Other expense, net	(88,885)	(52,799)	(36,086)	68.3%

Income tax provision	(47,195)	(12,750)	(34,445)	270.2%

Equity in (losses) earnings of unconsolidated affiliates, net of tax	(1,012)	749	(1,761)	(235.1%)

Net loss	(358,788)	(471,999)	113,211	(24.0%)

Net loss attributable to noncontrolling interest	33,536	82,757	(49,221)	(59.5%)

Net loss attributable to Comverse Technology, Inc.	$(325,252)	$(389,242)	$63,990	(16.4%)

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic	$(1.59)	$(1.91)	$0.32

Diluted	$(1.59)	$(1.91)	$0.32

Total Revenue

Total revenue was $1,677.4 million for the fiscal year ended January 31, 2009, a decrease of $46.1 million, or 2.7%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to a decline in revenue at our Comverse segment of $170.7 million compared to the prior fiscal year mainly attributable to (i) the commencement of the global economic decline and the resulting reduction in spending by telecommunication service providers, (ii) the proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the maturation of the wireless industry (particularly as it relates to voice-based services such as voicemail), resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, and (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets. The decrease in revenue was partially offset by an increase in revenue of $135.0 million at our Verint segment primarily attributable to the inclusion of the results of operations of Witness for the entire fiscal year ended January 31, 2009 compared to the inclusion of Witness’ results of operations for the prior year from the date of its acquisition by Verint in May 2007 and, to a lesser extent, Verint’s organic growth.

Loss from Operations

Loss from operations was $209.9 million for the fiscal year ended January 31, 2009, a decrease of $211.9 million, or 50.2%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to:

•

a $96.7 million decrease in charges for impairment of goodwill and intangible assets related to the Netcentrex reporting unit of our Comverse segment. We recorded impairment charges of goodwill and intangible assets of $48.4 million for the fiscal year ended January 31, 2009 compared to $145.1 million for the fiscal year ended January 31, 2008;

•	a $48.6 million decrease in aggregate product and service costs that was partially offset by a $46.1 million decrease in total revenue, principally attributable to Comverse;

•

a $27.7 million decrease in personnel-related costs and a $7.7 million decrease in stock-based compensation expense recorded within selling, general and administrative and research and development for the fiscal year ended January 31, 2009 primarily attributable to Comverse;

•	a $14.4 million decrease in employee sales commissions recorded within selling, general and administrative expenses primarily attributable to the decline in Comverse’s revenue;

•

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

•	a $13.0 million decrease in legal fees associated with intellectual property litigation assumed by Verint in its acquisition of Witness, net of settlement recovery; and

•	a $10.0 million decrease in compliance-related professional fees primarily attributable to Comverse.

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

Interest Expense

Interest expense was $45.9 million for the fiscal year ended January 31, 2009, a decrease of $16.0 million, or 25.9%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to $17.1 million decrease in debt discount and debt issuance cost amortization related to CTI’s convertible debt obligations, which were fully amortized as of January 31, 2009.

Other Expense, Net

Other expense was $88.9 million for the fiscal year ended January 31, 2009, an increase of $36.1 million, or 68.3%, compared to the fiscal year ended January 31, 2008. The increase was primarily attributable to:

•

a $38.6 million increase in impairment charge associated with our ARS. We recorded impairment charges of $86.5 million for the fiscal year ended January 31, 2009, compared to $47.9 million recorded for the fiscal year ended January 31, 2008;

•

a $21.8 million increase related to the recognition of net foreign currency transaction losses of $4.9 million for the fiscal year ended January 31, 2009, compared to net foreign currency transaction gains of $16.9 million for the fiscal year ended January 31, 2008; and

•

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

Income Tax Provision

Income tax provision was $47.2 million for the fiscal year ended January 31, 2009, compared to $12.8 million for the fiscal year ended January 31, 2008. The effective tax rate for continuing operations was (15.2)% for the fiscal year ended January 31, 2009 compared to (2.8)% for the fiscal year ended January 31, 2008. The negative effective tax rate for the years ended January 31, 2009 and 2008 resulted from recording income tax expense on a consolidated pre-tax loss which was primarily attributable to recording a valuation allowance against deferred tax assets and recording an income tax provision in jurisdictions with taxable income. Excluding the impact of the valuation allowances, the effective tax rate for the fiscal years ended January 31, 2009 and 2008 would have been 19.0% and 17.4%, respectively, which were lower than the U.S. statutory tax rate.

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

Equity in (Losses) Earnings of Unconsolidated Affiliates, Net of Tax

Equity in losses of unconsolidated affiliates was $1.0 million for the fiscal year ended January 31, 2009, a change of $1.8 million compared to equity in earnings of unconsolidated affiliates of $0.7 million for the fiscal year ended January 31, 2008. The change was primarily attributable to unconsolidated affiliates incurring losses for the fiscal year ended January 31, 2009 and generating income for the fiscal year ended January 31, 2008.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $33.5 million for the fiscal year ended January 31, 2009, a decrease of $49.2 million, or 59.5%, compared to the fiscal year ended January 31, 2008. The decrease change was primarily attributable to a decrease in Verint’s net loss for the fiscal year ended January 31, 2009 compared to January 31, 2008.

Net Loss Attributable to Comverse Technology, Inc.

Net loss attributable to Comverse Technology, Inc. was $325.3 million for the fiscal year ended January 31, 2009, a decrease of $64.0 million in loss, or 16.4%, compared to the fiscal year ended January 31, 2008 due primarily to the reasons discussed above.

Segment Results

Comverse

	Comverse
	Fiscal Years Ended January 31,		Change
	2009	2008	Amount	Percent
	(Dollars in thousands)

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

Revenue

Revenue from customer solutions was $557.7 million for the fiscal year ended January 31, 2009, a decrease of $156.1 million, or 21.9%, compared to the fiscal year ended January 31, 2008. Revenue from VAS customer solutions was $324.9 million for the fiscal year ended January 31, 2009, a decrease of $151.5 million, or 31.8%, compared to the fiscal year ended January 31, 2008. Revenue from BSS customer solutions was $232.8 million for the fiscal year ended January 31, 2009, a decrease of $4.6 million, or 1.9%, compared to the fiscal year ended January 31, 2008. The decrease in revenue from VAS customer solutions was principally attributable to (i) the commencement of the global economic decline and the resulting reduction in spending by telecommunication service providers, (ii) the proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the maturation of the wireless industry (particularly as it relates to voice-based services such as voicemail), resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, and (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets. The decrease in revenue from BSS customer solutions was primarily attributable to the reduction in spending by telecommunication service providers.

Maintenance revenue was $360.0 million for the fiscal year ended January 31, 2009, a decrease of $14.6 million, or 3.9%, compared to the fiscal year ended January 31, 2008. This decrease is primarily attributable to lower pricing on maintenance services related to Comverse’s voice-related products.

Revenue by Geographic Region

Revenue in the Americas, EMEA and Asia Pacific represented approximately 28%, 57%, and 15% of Comverse’s revenue, respectively, for the fiscal year ended January 31, 2009 compared to approximately 37%, 51%, and 12% of Comverse’s revenue, respectively, for the fiscal year ended January 31, 2008. The changes presented are not attributable to any identifiable trend.

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

Cost of Revenue

Cost of revenue was $503.4 million for the fiscal year ended January 31, 2009, a decrease of $73.3 million, or 12.7%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to:

•	a $52.6 million decrease in material costs and overhead as a result of lower revenue; and

•

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

Selling, General and Administrative

Selling, general and administrative expenses were $285.3 million for the fiscal year ended January 31, 2009, a decrease of $61.5 million, or 17.7%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to:

•	a $19.3 million decrease in agent and employee sales commissions principally due to lower revenue for the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008;

•

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

•

an $11.3 million decline in stock-based compensation expense primarily due to the absence of significant equity grants in fiscal periods ended subsequent to January 31, 2006. Stock-based compensation expense is recognized over the awards’ multi-year vesting period, ranging from three to four years;

•

a $10.8 million decrease in compliance-related professional fees due to the substantial completion of the Special Committee’s Investigations in January 2008 partially offset by professional fees incurred in connection with the revenue recognition evaluation;

•	a $4.0 million decrease in bad debt expense primarily due to the decrease in revenue; and

•

a $4.5 million decrease in other costs, including travel and entertainment and communications costs, as a result of cost reduction initiatives and the resulting overall decrease in revenue for Comverse for the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008.

These decreases were partially offset by an increase in professional fees, other than compliance-related professional fees, of $8.9 million due primarily to legal expenses related to patent litigation and audit fees.

Research and Development, Net

Research and development expenses, net were $230.7 million for the fiscal year ended January 31, 2009, a decrease of $30.2 million, or 11.6%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to:

•

an $18.5 million decrease in personnel-related costs resulting from restructuring initiatives in prior years involving workforce reductions and reduced research and development activities. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $11.1 million for the fiscal year ended January 31, 2009;

•	a $4.1 million decrease primarily due to a reduction in the general and administrative expenses relating to research and development; and

•	a $3.4 million decrease in contractor costs and a $1.7 million decline in travel and entertainment for the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008.

Expenses related to VAS products accounted for $168.0 million of research and development expenses, net for the fiscal year ended January 31, 2009. Research and development expenses were incurred in connection with a variety of different research and development projects, of which $57.8 million related to developing messaging and browsing products to assure efficient communications and to help maximize call completion and messaging traffic, $49.7 million related to voice and mobile internet products that enable operators to quick launch cost-effective and innovative mass-market voice-related services and $20.0 million related to developing Netcentrex IP Communication products that provide IP-based voice, video and messaging solutions. In addition, $34.0 million was spent on shared software applications that allow VAS products and systems to be offered in a variety of sizes and configurations as well as within many different environments. Expenses related to BSS products accounted for $59.5 million of research and development expenses, net for the fiscal year ended January 31, 2009, of which the amount spent was primarily related to enhancement of Comverse ONE.

Other Operating Expenses

Other operating expenses were $57.2 million for the fiscal year ended January 31, 2009, a decrease of $105.3 million, or 64.8%, compared to the fiscal year ended January 31, 2008. The decrease was primarily attributable to:

•

a $113.7 million decrease in charges for impairment of goodwill related to the Netcentrex reporting unit. Comverse recorded a goodwill impairment charge of $21.4 million for the fiscal year ended January 31, 2009 compared to $135.1 million for the fiscal year ended January 31, 2008; and

•

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
	(Dollars in thousands)
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

Revenue

Product revenue was $365.5 million for the fiscal year ended January 31, 2009, an increase of $32.4 million, or 9.7%, compared to the fiscal year ended January 31, 2008. The increase was primarily attributable to the $47.4 million increase in product revenue related to Verint’s Communications Intelligence solutions as well as an increase of $6.6 million in Verint’s Workforce Optimization solutions. These increases were offset by a decrease of $21.6 million in Video Intelligence solutions revenue.

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

Cost of Revenue

Product costs for the fiscal year ended January 31, 2009 also included amortization and impairment of acquired technology of $9.0 million. Product costs were $140.6 million for the fiscal year ended January 31, 2009, an increase of $11.0 million, or 8.5%, compared to the fiscal year ended January 31, 2008. This increase was due primarily to the increased product revenue related to Communications Intelligence solutions. This increase in revenue resulted in an increase in hardware material costs as well as expenses relating to resources dedicated to the delivery of customized projects, and included an increase in personnel-related costs of $6.0 million, an increase in consulting and contracting costs of $3.2 million, and an increase in other product costs of $0.8 million. Product costs related to the Workforce Optimization solutions also increased as a result of an increase in product revenue. Product costs related to Video Intelligence solutions decreased as a result of a decrease in product revenue.

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

•	a $9.3 million increase in agent commissions due to increased revenue;

•

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

•

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

•	a $6.0 million increase in professional fees, including a $2.5 million increase in compliance-related professional fees.

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

Research and Development, Net

Research and development, net was $88.2 million for the fiscal year ended January 31, 2009, an increase of $0.6 million, or 0.7%, compared to the fiscal year ended January 31, 2008. This increase was primarily attributable to:

•	a $2.3 million increase in contractor and consultant fees;

•	a $1.9 million increase in stock-based compensation expense; and

•

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

•

a $13.0 million decrease in litigation charges resulting from the recovery of $4.3 million due to a gain on the settlement of a legal matter, net of legal fees, recorded during the fiscal year ended January 31, 2009 compared to legal fees of $8.7 million incurred during the fiscal year ended January 31, 2008;

•

a $6.7 million write-off of in-process research and development primarily related to the incomplete research and development projects attributable to the Witness acquisition in the fiscal year ended January 31, 2008, with no corresponding acquisition-related charges recorded for the fiscal year ended January 31, 2009; and

•	a $5.3 million decrease in integration and restructuring costs primarily related to the Witness acquisition.

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
	(Dollars in thousands)
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

Research and Development, Net

Research and development, net expenses were $16.3 million for the fiscal year ended January 31, 2009, consistent with the fiscal year ended January 31, 2008. As a percentage of revenue, research and development expenses increased by 3.0%.

Other Operating Expenses

Other operating expenses were $0.7 million for the fiscal year ended January 31, 2009, an increase of $0.3 million compared to the fiscal year ended January 31, 2008.

Loss from Operations

Loss from operations was $11.9 million for the fiscal year ended January 31, 2009, an increase of $2.7 million, or 29.3%, compared to the fiscal year ended January 31, 2008, due primarily to the reasons described above.

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
	(Dollars in thousands)
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

Revenue

All Other revenue for both fiscal years was generated primarily by Starhome. All Other revenue was $41.3 million for the fiscal year ended January 31, 2009, a decrease of $5.7 million, or 12.0%, compared to the fiscal year ended January 31, 2008. This decrease was due primarily to the divestiture of an insignificant subsidiary of CTI.

Cost of Revenue

Substantially all of the cost of revenue for both fiscal years was attributable to Starhome. Cost of revenue was $12.1 million for the fiscal year ended January 31, 2009, a decrease of $2.1 million, or 14.5%, compared to the fiscal year ended January 31, 2008 primarily due to the divestiture of an insignificant subsidiary.

Selling, General and Administrative

Selling, general and administrative expenses for the segment were $65.0 million for the fiscal year ended January 31, 2009, a decrease of $11.8 million, or 15.3%, compared to the fiscal year ended January 31, 2008. The decrease was due primarily to (i) a $6.5 million decrease in professional fees, (ii) a $3.0 million decrease in other selling, general and administrative expenses and (iii) a $1.7 million reduction in Starhome’s agent commissions. For the fiscal years ended January 31, 2009 and 2008, selling general and administrative expenses attributable to Starhome were $19.7 million and $20.7 million, respectively.

Research and Development, Net

Research and development expenses, net were $10.3 million for the fiscal year ended January 31, 2009, a decrease of $1.8 million, or 14.8%, compared to the fiscal year ended January 31, 2008. Substantially all of the research and development expenses for both years were related to Starhome.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity historically have consisted of cash and cash equivalents, cash flows from operations, including changes in working capital, borrowings under term loans and revolving credit facilities, proceeds from the issuance of convertible debt obligations, the sale of investments and assets and receipt of dividends from subsidiaries. We believe that our future sources of liquidity would include cash and cash equivalents, proceeds from sales of investments, including ARS, new borrowings, cash generated from asset divestitures, or proceeds from the issuance of equity or debt securities.

During the fiscal year ended January 31, 2010, our principal uses of liquidity were to fund operating expenses, make capital expenditures, repay significant indebtedness, service our debt obligations and pay significant professional fees and other expenses in connection with our efforts to become current in our periodic reporting obligations under the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting, through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. We expect these expenses to decline significantly in subsequent fiscal years after we become current in our periodic reporting obligations under the federal securities laws, improve internal controls and expand our financial reporting and analysis capabilities.

Recent Developments

Financial Condition of CTI and Comverse

Cash and Cash Equivalents

At October 31, 2010, CTI and Comverse had cash, cash equivalents, bank time deposits and restricted cash of approximately $282.4 million, compared to approximately $446.4 million at January 31, 2010.

During the nine months ended October 31, 2010, CTI and Comverse made the following significant disbursements:

•

approximately $125.6 million paid primarily for professional fees in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting;

•	approximately $27.3 million paid by CTI in connection with the settlements of the consolidated shareholder class action and the consolidated shareholder derivative actions;

•	approximately $8.1 million cash paid for special retention bonuses; and

•	approximately $7.0 million in restructuring and other payments, including a workforce reduction initiative at Comverse.

In addition, during the nine months ended October 31, 2010, each of Comverse and CTI’s holding company operations experienced negative cash flows from operations.

Such reductions were partially offset primarily by:

•	proceeds of approximately $57.0 million received from sales or redemptions of ARS;

•	proceeds of approximately $27.1 million received by Comverse from the sale of land in Ra’anana, Israel; and

•

insurance proceeds of $16.5 million received by CTI under its directors’ and officers’ insurance policies in connection with the settlements of the consolidated shareholder class action and the consolidated shareholder derivative actions.

Subsequent to October 31, 2010, CTI received on December 3, 2010 $55.6 million in cash as the result of its receipt of a dividend from, and the sale of its shares of common stock of, Ulticom, Inc. In addition, CTI completed on January 14, 2011 the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate proceeds net of underwriting discounts and commissions of $76.5 million.

As part of our efforts to improve the cash position of CTI and Comverse we commenced certain initiatives, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan, significantly reducing its annualized operating costs. A second phase of measures is being developed at Comverse that will focus on process reengineering to maximize business performance, productivity and operational efficiency. We expect to commence implementation of such second phase of measures during the first half of the fiscal year ending January 31, 2012. Comverse is also evaluating other initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets. As part of these initiatives, Comverse is pursuing a wind down of, and continues to evaluate other strategic options for, its Netcentrex business.

Restricted Cash

Restricted cash aggregated $67.3 million at October 31, 2010, compared to $83.4 million at January 31, 2010. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments and proceeds received from sales or redemptions of ARS that are restricted under the terms of the consolidated shareholder class action settlement agreement. As of October 31, 2010 and January 31, 2010, CTI had $31.3 million and $26.1 million, respectively, of restricted cash received from sales or redemptions of ARS that were restricted under the terms of the settlement agreement.

ARS

Cash, cash equivalents, bank time deposits and restricted cash excludes ARS totaling at October 31, 2010 $94.6 million aggregate principal amount valued as of such date at approximately $69.6 million. As noted above, proceeds from sales or redemptions of ARS are restricted under the terms of a consolidated shareholder class action settlement agreement.

Liquidity Forecast

We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse through the fiscal year ending January 31, 2012. To further enhance the cash position of CTI and Comverse, we continue to evaluate capital raising alternatives. Prior to the completion of the sale by CTI of shares of Verint Systems’ common stock in a secondary public offering, our management had forecasted a shortfall of approximately $25.0 to $50.0 million in the cash required to support the working capital needs of the business of CTI and Comverse during the fiscal quarter ending October 31, 2011.

Management’s current forecast described above is based upon a number of assumptions including, among others: improved operating performance of the Comverse segment due to, among other things, the implementation of the second phase of Comverse’s restructuring plan; continued reduced operating costs attributable to the first phase of Comverse’s restructuring plan; restricted cash and bank time deposits in amounts consistent with historical levels; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; reductions in compliance-related costs; sales or redemptions of substantially all of CTI’s remaining ARS for proceeds consistent with their approximate recorded value as of October 31, 2010; intra-quarter working capital fluctuations consistent with historical trends; the use of cash (in lieu of CTI stock) to satisfy the $30.0 million payment obligation under the shareholder class action settlement due by May 15, 2011; and the use of CTI’s stock to satisfy $82.5 million of the $112.5 million payment obligation under such settlement agreement due by November 15, 2011. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” materialize, CTI and Comverse may experience a shortfall in the cash required to support working capital needs. CTI’s ability to use shares of its common stock to satisfy $82.5 million of its payment obligations under the shareholder class action settlement is conditioned upon CTI becoming current in its periodic reporting obligations under the federal securities laws and its common stock being listed on a national securities exchange on or before the fifteenth trading day preceding the payment date of November 15, 2011.

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

The liquidity of CTI’s majority-owned subsidiaries could be negatively impacted by a decrease in demand for their products and service and support, including the impact of changes in customer buying behavior due to the weakness in the global economy. Verint has incurred significant professional fees and related expenses in connection with becoming current in its periodic reporting obligations under the federal securities laws and continued to incur significant professional fees and costs through the nine months ended October 31, 2010. Verint expects to incur some related expenses in the fourth quarter ending January 31, 2011 and the fiscal year ending January 31, 2012. Verint’s liquidity could be negatively impacted by these additional fees and costs.

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

Cash Flows

Fiscal Year Ended January 31, 2010 Compared to Fiscal Year Ended January 31, 2009

	Fiscal Year Ended January 31,
	2010	2009
	(In thousands)

Net loss	$(265,540)	$(358,788)
Non-cash charges	156,214	374,619

Net (loss) income after non-cash charges add-back	(109,326)	15,831
Changes in operating assets and liabilities	8,945	13,854

Net cash (used in) provided by operating activities	(100,381)	29,685
Net cash provided by (used in) investing activities	80,342	(187,990)
Net cash (used in) provided by financing activities	(491,935)	11,608
Effects of exchange rates on cash and cash equivalents	7,919	(13,566)

Net decrease in cash and cash equivalents	(504,055)	(160,263)
Cash and cash equivalents, beginning of year	1,078,927	1,239,190

Cash and cash equivalents, end of year	$574,872	$1,078,927

Short-term investments, end of year
ARS	$35,846	$—
Other	65,087	223,255

	100,933	223,255

Long-term investments, end of year
ARS	78,804	120,265
Other (1)	2,752	2,755

	81,556	123,020

Total investments, end of year	$182,489	$346,275

(1)	Consists of other investments recorded within “Other assets” in the consolidated balance sheets of the consolidated financial statements included in Item 15 of this Annual Report.

Operating Cash Flows

Our operating cash flows vary significantly from year to year based on timing of collections of accounts receivable, receipts of deposits on work-in-process and achievement of milestones. During the fiscal year ended January 31, 2010, we used net cash of $100.4 million for operating activities. Net cash used in operating activities was primarily attributable to net loss after non-cash charges add-back of $109.3 million, a decrease of $9.3 million in accounts payable and accrued expenses, a decrease of $7.4 million in deferred revenue and an increase of $7.7 million in inventories compared to the fiscal year ended January 31, 2009. These were partially offset by a decrease of $4.0 million in prepaid and other current assets and by a change of $28.4 million in other assets and liabilities compared to the fiscal year ended January 31, 2009.

Investing Cash Flows

During the fiscal year ended January 31, 2010, cash provided by investing activities was $80.3 million. The increase in cash from investing activities was primarily attributable to $185.1 million from sales and maturities of investments, net of purchases of investments partially offset by $26.5 million of cash used for capital expenditures, including capitalization of software development costs and $58.8 million reclassified from cash and cash equivalents to restricted cash and bank time deposits primarily attributable to (i) the requirement to maintain $45.0 million as compensating cash balances under the terms of lines of credit that Comverse Ltd. had with banks as of January 31, 2010 compared to $20.0 million under one line of credit Comverse Ltd. had with a bank at January 31, 2009 and (ii) proceeds of $26.1 million received from sales and redemptions of ARS that are restricted under the terms of the consolidated shareholder class action settlement agreement CTI entered into on December 16, 2009. For more information about these restrictions, see “—Investments in Securities Portfolio—Restriction on Use of ARS Sales Proceeds.”

Investments were $182.5 million as of January 31, 2010, a decrease of $163.8 million compared to January 31, 2009. The decrease was primarily attributable to the sales and maturities of investments, net of purchases of investments, of $185.1 million.

Financing Cash Flows

During the fiscal year ended January 31, 2010, cash used in financing activities was $491.9 million primarily attributable to $417.3 million of cash used to repurchase convertible debt obligations and $64.4 million of dividends paid by Ulticom, Inc. to its minority shareholders and $4.1 million of dividends paid by Verint to the noncontrolling stockholders of its joint venture.

Effects of Exchange Rates on Cash and Cash Equivalents

The majority of our cash and cash equivalents are denominated in the U.S. dollar. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound sterling. For the fiscal year ended January 31, 2010, the fluctuation in foreign currency exchange rates had a favorable impact of $7.9 million on cash and cash equivalents primarily due to the weakening of the U.S. dollar relative to the major foreign currencies we held during the fiscal year.

Liquidity of Investments

During the fiscal year ended January 31, 2010, the market liquidity for ARS exhibited some improvement, although the prices in the markets for certain classes of our ARS holdings continued to decline. Accordingly, we recorded other-than-temporary impairment charges of $6.9 million with respect to CTI’s holdings of those specific ARS. At January 31, 2010, the carrying amount of our $206.6 million principal amount of ARS was $114.7 million. For additional information, see “—Critical Accounting Estimates and Judgments—Valuation and Other-Than-Temporary Impairments.”

As of January 31, 2010, all investments in ARS (all of which were held by CTI as of such date) were restricted as CTI’s ability to use proceeds from sales of such ARS was restricted pursuant to the terms of the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009. For more information about these restrictions, see “—Investments in Securities Portfolio—Restrictions on Use of ARS Sales Proceeds.”

Under the terms of the original settlement agreement of the consolidated shareholder class action prior to its amendment on June 19, 2010, CTI agreed to (i) exercise the UBS Put on June 30, 2010 and (ii) within 48 hours after receipt of payment, pay to the plaintiff class the proceeds received subsequent to date of the settlement agreement from all sales of ARS held in an account with UBS (including proceeds received as a result of the exercise of the UBS Put), which would reduce the amount of $51.5 million that was payable on or before August 15, 2010.

As part of the amendment to the settlement agreement, the payments schedule under the settlement agreement was revised and the payment due on or before August 15, 2010 was reduced to $17.9 million (representing an agreed $21.5 million payment less a holdback of $3.6 million in respect of an anticipated Opt-Out Credit). Certain applicable provisions of the settlement agreement remained unchanged by the amendment. Pursuant to the amendment, CTI continued to be obligated to exercise the UBS Put on June

30, 2010 but was required to pay only such reduced payment using the proceeds received from the sales of the ARS held in an account with UBS, with any additional proceeds to remain with CTI. UBS purchased approximately $41.6 million in aggregate principal amount of ARS from CTI prior to June 30, 2010. Effective June 30, 2010, CTI exercised the UBS Put for the balance of $10.0 million aggregate principal amount of ARS that were subject to the UBS Put. In July 2010, CTI paid $17.9 million to the plaintiff class as required under the settlement agreement, as amended.

At January 31, 2010, we had $65.1 million of investments in U.S. government agency securities with principal amounts totaling $65.0 million. These investments are classified as available-for-sale and are considered highly liquid and readily convertible to cash.

Fiscal Year Ended January 31, 2009 Compared to Fiscal Year Ended January 31, 2008

	Fiscal Year Ended January 31,
	2009	2008
	(In thousands)
Net loss	$(358,788)	$(471,999)
Non-cash charges	374,619	399,964

Net (loss) income after non-cash charges add-back	15,831	(72,035)
Changes in operating assets and liabilities	13,854	158,429

Net cash (used in) provided by operating activities	29,685	86,394
Net cash provided by (used in) investing activities	(187,990)	(372,101)
Net cash (used in) provided by financing activities	11,608	591,439
Effects of exchange rates on cash and cash equivalents	(13,566)	17,130

Net decrease in cash and cash equivalents	(160,263)	322,862
Cash and cash equivalents, beginning of year	1,239,190	916,328

Cash and cash equivalents, end of year	$1,078,927	$1,239,190

Short-term investments, end of year
ARS	$—	$153,901
Other	223,255	81,597

	223,255	235,498

Long-term investments, end of year
ARS	120,265	60,788
Other (1)	2,755	17,960

	123,020	78,748

Total investments, end of year	$346,275	$314,246

(1)	Consists of long-term debt investments and other investments recorded within “Other assets” in the consolidated balance sheets of the consolidated financial statements included in Item 15 of this Annual Report.

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

Investing Cash Flows

During the fiscal year ended January 31, 2009, we used $188.0 million of cash for investing activities. The decrease in cash from investing activities was primarily attributable to $101.8 million of cash used for purchases of investments, net of cash receipts from sales and maturities of investments, $40.2 million of cash used for capital expenditures including capitalization of software development costs and $24.8 million reclassified from cash and cash equivalents to restricted cash and bank time deposits primarily attributable to the requirement to maintain a $20.0 million cash balance under the terms of a line of credit that Comverse Ltd. has with a bank.

Investments were $346.3 million as of January 31, 2009, an increase of $32.0 million compared to January 31, 2008. The increase was primarily attributable to the purchases of investments, net of sales and maturities of investments, of $98.5 million and net unrealized gains of $14.9 million recorded on investments held as of January 31, 2009. The increase was offset by a change in cumulative other-than-temporary impairment charges of $81.4 million on our ARS held as of January 31, 2009.

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

At January 31, 2009, we had $223.3 million of investments in U.S. government, corporation and agency bonds with principal amounts totaling $222.6 million. These investments are classified as available-for-sale and are considered highly liquid and readily convertible to cash.

Proceeds from Asset Sales Subsequent to January 31, 2010

Sale of Land

On September 16, 2010, Comverse Ltd., an indirect wholly-owned subsidiary of CTI, entered into an agreement for the sale of land in Ra’anana, Israel to a third party for approximately $28.5 million. Approximately $27.1 million of such proceeds have been received, with the balance being held in escrow to cover, to the extent necessary, any applicable taxes and levies. The sale was consummated following a bid process during which we considered multiple offers. The land sale was pursued as part of the initiatives undertaken by management to improve our cash position.

Sale of Ulticom

On December 3, 2010 (referred to as the effective date), Ulticom, Inc. completed a merger with an affiliate of Platinum Equity, pursuant to the terms and conditions of a merger agreement, dated October 12, 2010 (referred to as the merger agreement), with Utah Intermediate Holding Corporation (or UIHC), a Delaware corporation, and Utah Merger Corporation (or Merger Sub), a New Jersey corporation and wholly-owned subsidiary of UIHC. As a result of the merger, Ulticom, Inc. became a wholly-owned subsidiary of UIHC.

Immediately prior to the effective time of the merger, Ulticom, Inc. paid a special cash dividend in the aggregate amount of $64.0 million (referred to as the Dividend), amounting to $5.74 per share, to its shareholders of record on November 24, 2010. CTI received $42.4 million in respect of the Dividend.

Pursuant to the terms of the merger, Ulticom, Inc.’s shareholders (other than CTI) received $2.33 in cash, without interest, per share of common stock of Ulticom, Inc. after payment of the Dividend.

Shares of Ulticom, Inc.’s common stock held by CTI were purchased by an affiliate of Platinum Equity pursuant to the terms and conditions of a share purchase agreement, dated October 12, 2010, following payment of the Dividend and immediately prior to the consummation of the merger. In consideration thereof, CTI received aggregate consideration of up to $17.2 million, amounting up to $2.33 per share, consisting of (i) approximately $13.2 million in cash and (ii) the issuance by Merger Sub to CTI of two non-interest bearing promissory notes originally in the aggregate principal amount of $4.0 million. The first promissory note, originally in the amount of $1.4 million, was subsequently reduced to $0.8 million in connection with the purchase of certain products from Ulticom and is payable to CTI 14 months after the effective date. The second promissory note, in the amount of $2.6 million, is payable to CTI following the determination of Ulticom’s revenue for a 24-month period beginning on January 1, 2011 and is subject to reduction by 40% of the difference between $75 million and the revenue generated by Ulticom during such period.

Sale of Shares of Verint Systems’ Common Stock

On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate proceeds net of underwriting discounts and commissions of $76.5 million. The offering was completed as part of the initiatives undertaken by management to improve our cash position.

Investments in Securities Portfolio

We hold ARS supported by corporate issuers and student loans. The ARS have long-term stated maturities. Prior to January 31, 2008, we classified ARS as short-term investments due to their liquid nature, evidenced by successful auctions occurring every seven to ninety days. Beginning in the third quarter of the fiscal year ended January 31, 2008, auctions for ARS began to fail.

UBS Put

In November 2008, we accepted an offer from UBS AG (referred to as UBS) providing rights related to $51.6 million in aggregate principal amount of ARS that were held in an account with UBS (referred to as the UBS Put). Under the terms of the offer, we had the right, but not the obligation, to sell our eligible ARS at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012 (referred to as the right on the UBS Put). Additionally, UBS had the right, at its discretion and at any time until July 2, 2012, to purchase the ARS from us at par value, which is defined as the price equal to the principal amount of the ARS plus accrued but unpaid dividends or interest, if any. UBS purchased approximately $41.6 million in aggregate principal amount of ARS from CTI prior to June 30, 2010 pursuant to its purchase right. Under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to exercise the UBS Put on June 30, 2010. Effective June 30, 2010, CTI exercised the UBS Put for the balance of the ARS that were subject to the UBS Put.

In the fourth quarter ended January 31, 2009, we recorded the put right at its then fair value of $13.6 million. We have not elected the fair value option under the applicable accounting guidance. Consequently, the UBS Put is carried at historical cost and assessed for impairment. We evaluated the UBS Put for impairment based on redemptions and changes in fair value of the related ARS subject to the UBS Put during the fiscal year ended January 31, 2010 and recorded $6.9 million of impairment charges. At January 31, 2010, the fair value of the related ARS was $35.8 million before consideration of the UBS Put, with a corresponding principal amount of $42.6 million. For additional information relating to our ARS and UBS Put, see note 3 to the consolidated financial statements included in Item 15 of this Annual Report.

Other-Than-Temporary Impairment

For our ARS, we determined that we could not assert we intended to hold such ARS until the fair value of the ARS recovered to their amortized cost. Accordingly, we recorded other-than-temporary impairment charges of $6.9 million, $86.5 million and $47.9 million on a pre-tax basis during the fiscal years ended January 31, 2010, 2009 and 2008, respectively.

For the nine months ended October 31, 2010, we recorded additional other-than-temporary pre-tax impairment charges of $0.4 million for certain ARS. Additionally, during the nine months ended October 31, 2010, $112.0 million aggregate principal amount of ARS with a recorded value of $48.7 million were sold or redeemed for proceeds of $57.0 million. These amounts included $42.6 million in aggregate principal amount of ARS that were subject to the UBS Put, of which $32.6 million aggregate principal amount of ARS were purchased by UBS from CTI pursuant to its purchase right prior to June 30, 2010 and $10.0 million aggregate principal amount of ARS were purchased by UBS upon the exercise by CTI of the UBS Put effective June 30, 2010.

Restrictions on Use of ARS Sales Proceeds

        As part of the settlement agreement of the consolidated shareholder class action, as amended, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement. As of October 31, 2010 and January 31, 2010, CTI had $31.3 million and $17.1 million of restricted cash received from sales or redemptions of ARS to which these provisions of the settlement agreement apply, respectively. As of October 31, 2010 and January 31, 2010, CTI held $94.6 million and $164.0 million aggregate principal amount of ARS with a recorded value of $69.6 million and $78.8 million, respectively, to which such restrictions apply. In addition, as of January 31, 2010, CTI held $9.0 million received from sales of ARS held with UBS, which under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to apply towards amounts payable under the settlement agreement.

Indebtedness

Verint Credit Facility

On May 25, 2007, Verint entered into a $650.0 million term loan and a $25.0 million revolving credit facility with a group of banks to fund a portion of the acquisition of Witness. The original $25.0 million revolving credit facility was effectively reduced to $15.0 million in September 2008 (in connection with the bankruptcy of Lehman Brothers, which was one of the lenders, and the related subsequent termination of its revolving commitment under the credit agreement in June 2009), and then later increased to $75.0 million in July 2010. Also in July 2010, Verint amended the credit facility to, among other things, (i) change the method of calculation of the applicable interest rate margin to be based on its consolidated leverage ratio from time to time, (ii) add a 1.50% LIBOR floor, (iii) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the credit facility from $50.0 million to $200.0 million, and (iv) make certain changes to the negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio. Unless the context otherwise requires, references herein to Verint’s credit facility are to the credit facility as amended. The term loan matures on May 25, 2014 and the revolving credit facility matures on May 25, 2013. Verint’s obligations under the credit facility are guaranteed by certain of its domestic subsidiaries (including Witness) and are secured by substantially all of the assets of Verint and these subsidiaries. The credit facility is not guaranteed by CTI and is not secured by any of its assets.

As of October 31, 2010 and January 31, 2010, Verint’s outstanding term loan balance under the credit facility was approximately $583.2 million and $605.9 million, respectively. Verint borrowed $15.0 million under the revolving credit facility in November 2008, which loan remained outstanding at October 31, 2010, and accordingly, Verint had $60.0 million of remaining availability thereunder at October 31, 2010. In December 2010, Verint repaid the $15.0 million previously borrowed under its revolving credit facility. Verint’s ability to borrow under the revolving credit facility is dependent upon certain conditions, including the absence of any material adverse effect or change on Verint’s business, as defined in the credit agreement. The commitment fee for unused capacity under the revolving credit facility was increased from 0.5% to 0.75% per annum.

The credit facility requires mandatory payments of the term loan with the net cash proceeds of certain asset sales (to the extent such net cash proceeds are not otherwise reinvested in assets useful in Verint’s business) and, on an annual basis, a percentage of excess cash flow that ranges from 0% to 50% depending on Verint’s consolidated leverage ratio (as defined in the credit agreement). It also requires periodic amortization payments of the term loan. In May 2009, Verint made a $4.1 million mandatory “excess cash flow” payment, which was applied to the three immediately following principal payments. In May 2010, Verint made a $22.1 million mandatory “excess cash flow” payment on the term loan, based upon its operating results for the fiscal year ended January 31, 2010, $12.4 million of which is being applied to the eight immediately following principal payments and $9.7 million of which will be applied pro rata to the remaining principal payments. In February 2010, Verint made an amortization payment of $0.6 million. Verint’s next amortization payment (of $1.5 million) is due on May 1, 2012. Verint expects its cash liquidity to be sufficient to fund all term loan payments required during the next 12 months.

The credit agreement contains one financial covenant that requires Verint to meet each fiscal quarter a certain consolidated leverage ratio, defined as Verint’s consolidated net total debt divided by consolidated EBITDA for the trailing four quarters. EBITDA is defined in the credit agreement as net income/(loss) plus income tax expense, interest expense, depreciation and amortization, amortization of intangibles, losses related to hedge agreements, any extraordinary, unusual, or non-recurring expenses or losses, any other non-cash charges, and expenses incurred or taken prior to April 30, 2008 in connection with the acquisition of Witness, minus interest income, any extraordinary, unusual, or non-recurring income or gains, gains related to hedge agreements, and any other non-cash income. Under the credit agreement, for the quarterly periods ended January 31, April 30, July 31, and October 31, 2009, the consolidated leverage ratio was not permitted to exceed 4.50:1 and for the quarterly periods ended January 31, April 30, July 31 and October 31, 2010, the consolidated leverage ratio was not permitted to exceed 3.50:1, and Verint was in compliance with such requirements as of such dates. At October 31, 2010, Verint’s consolidated leverage ratio was 2.61:1 versus a permitted consolidated leverage ratio of 3.50:1, which implies that Verint’s EBITDA for the period then ended exceeded the requirement of the covenant by at least $48.0 million. For the quarterly periods ending January 31, April 30, July 31, and October 31, 2011, the consolidated leverage ratio is not permitted to exceed 3.50:1. For the quarterly periods ending January 31, 2012 and thereafter, the consolidated leverage ratio is not permitted to exceed 3.00:1.

In addition, Verint is subject to a number of other restrictive covenants, including limitations on its ability to incur indebtedness, create liens, make fundamental business changes, dispose of property, make restricted payments (including dividends), make significant investments, enter into sale and leaseback transactions, enter new lines of business, provide negative pledges, enter into transactions with related parties, and enter into any speculative hedges, although there are limited exceptions to these covenants. The credit agreement also contains a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the lenders within certain periods after each fiscal year and quarter. In the past, Verint has not timely delivered such financial statements as required by its credit agreement and may in the future fail to make such deliveries. In April 2010, Verint entered into an amendment to the credit agreement to extend the due date for delivery of audited consolidated financial statements and related documentation for the fiscal year ended January 31, 2010 from May 1, 2010 to June 1, 2010. Verint Systems filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 containing the requisite financial statements on May 19, 2010 and, accordingly, delivered its audited consolidated financial statements to the lenders in compliance with the terms of the credit agreement. In the future, if Verint is unable to comply with any of the requirements in the credit agreement and is unable to obtain an amendment or waiver of those requirements, an event of default could occur which could cause or permit holders of the debt thereunder to declare all amounts outstanding to be immediately due and payable. In that event, Verint may be forced to sell assets, raise additional capital through a securities offering, or seek to refinance or restructure its debt. In such a case, Verint may not be able to consummate such a sale, securities offering, or refinancing or restructuring on reasonable terms, or at all. For risks related to Verint’s debt, see Item 1A, “Risk Factors—Risks Related to our Businesses and Industries—Verint incurred significant indebtedness in connection with its acquisition of Witness, which makes it highly leveraged, subjects it to restrictive covenants, and could adversely affect its operations.” Prior to the amendment of Verint’s credit facility in July 2010, the applicable interest rate margin on its loans was determined by reference to its corporate ratings and twice increased (each time by 25 basis points) due to Verint’s previous failure to deliver certain audited financial statements and lack of corporate ratings (both resulting from the continued delay in filing its periodic reports). The applicable margin accordingly was reduced by 50 basis points in June 2010 when Verint delivered the required financial statements and obtained corporate ratings. Since entering into an amendment of the credit facility in July 2010, the applicable margin has been determined by reference to Verint’s consolidated leverage ratio. As of October 31, 2010, the interest rate on both the term loan and the revolving credit facility borrowings was 5.25%. The interest rate on both the term loan and the revolving line of credit borrowings was 3.49% as of January 31, 2010. The higher interest rate as of October 31, 2010 reflects, among other things, the impact of the July 2010 amendments discussed above.

For more information about Verint’s credit facility, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk-Interest Rate Risk on Indebtedness” and notes 12 and 26 to the consolidated financial statements included in Item 15 of this Annual Report.

Termination of Interest Rate Swap Agreement

In July 2010, Verint terminated the interest rate swap agreement it entered into in May 2007 in connection with entry into the credit facility that had, in effect, fixed Verint’s interest rate exposure with respect to $450.0 million of the term loans thereunder at a 5.18% interest rate. To terminate the interest rate swap agreement prior to its May 2011 maturity, Verint paid approximately $21.7 million in August 2010 to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise were to have been due from Verint thereafter. For more information about Verint’s interest rate swap agreement, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risks–Interest Rate Risk on Indebtedness” and notes 12 and 13 to the consolidated financial statements included in Item 15 of this Annual Report.

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

As of January 31, 2010 and 2009, CTI had $2.2 million and $419.5 million of aggregate principal amount of outstanding convertible debt obligations, respectively, which, as of such dates, included $0.1 million and $417.4 million of aggregate principal amount of outstanding New Convertible Debt Obligations, respectively.

Under the terms of the indenture governing the New Convertible Debt Obligations, CTI had an obligation to offer to purchase for cash the New Convertible Debt Obligations on May 15, 2009. To meet its obligations under the indenture, CTI commenced a tender offer on April 17, 2009. Upon the completion of the tender offer on May 15, 2009, CTI purchased, using available cash, $417.3 million aggregate principal amount of New Convertible Debt Obligations. In August 2010, Standard & Poor’s discontinued rating the convertible debt obligations at which time they became convertible. For additional information relating to the convertible debt obligations, see note 12 to the consolidated financial statements included in Item 15 of this Annual Report.

Comverse Ltd. Lines of Credit

As of January 31, 2010, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $25.0 million line of credit with a bank to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and to execute foreign currency transactions in the ordinary course of business. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. was required to maintain cash balances of at least $25.0 million with the bank at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2010, Comverse Ltd., had no borrowings under the line of credit, but had utilized $7.7 million of capacity under the line of credit for guarantees and execution of foreign currency transactions. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million. As of October 31, 2010, Comverse Ltd., had no borrowings under the line of credit, but had utilized $6.0 million of capacity under the line of credit for guarantees and execution of foreign currency transactions.

In December 2009, Comverse Ltd. entered into an additional line of credit with a bank for $20.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and to execute foreign currency transactions in the ordinary course of business. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. was required to maintain cash balances of at least $20.0 million with the bank at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2010, Comverse Ltd., had no borrowings under the line of credit, but had utilized $9.8 million of capacity under the line of credit for guarantees and execution of foreign currency transactions. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million. As of October 31, 2010, Comverse Ltd., had no borrowings under the line of credit, but had utilized $8.1 million of capacity under the line of credit for guarantees and execution of foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as disclosed above, the lines of credit have no financial covenant provisions.

Settlements of Shareholder Class and Derivative Actions

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

The $30.0 million due on or before May 15, 2011 and $82.5 million of the $112.5 million due on or before November 15, 2011 are payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten-day average of the closing prices of CTI’s common stock prior to such election, provided that CTI becomes current in its periodic reporting obligations under the federal securities laws and its common stock is listed on a national securities exchange on or before the fifteenth trading day preceding the applicable payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million. CTI expects to pay the $30.0 million payment due on or before May 15, 2011 in cash. If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such securities in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. As part of the settlement of the shareholder derivative actions, CTI paid, on October 21, 2010, $9.4 million to cover the legal fees and expenses of the plaintiffs. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action. The agreement to settle the consolidated shareholder class action, as amended, was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively. We expect to fund any cash payments we make under the settlement of the consolidated shareholder class action using cash on hand or, if insufficient, from proceeds of the sale of investments, including ARS and new borrowings, cash generated from asset divestitures or proceeds from the issuance of equity or debt securities.

Restructuring Initiatives

We review our business, manage costs and align resources with market demand. As a result, and also in conjunction with various acquisitions, we have taken several actions to reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some charges. During the fiscal year ended January 31, 2010, Comverse’s management approved a restructuring plan to close certain facilities and eliminate associated staff positions. The plan was implemented around Comverse’s core competencies and innovations to enhance the quality of its product offerings to better align with its customers’ needs and improve delivery and service capabilities. The aggregate cost of the plan was $14.4 million. Severance-related and facilities-related costs of $12.6 million and $1.0 million, respectively, were paid during the fiscal year ended January 31, 2010 and the remaining costs of $0.8 million are expected to be paid through January 31, 2012. As of January 31, 2010, we had restructuring accruals for all of our restructuring initiatives of $5.5 million.

In October 2010, we commenced the first phase of a plan to restructure the operations of Comverse with a view toward aligning operating costs and expenses with anticipated revenue. The first phase of the plan includes termination of certain employees located primarily in Israel, the U.S., Asia Pacific and the United Kingdom. The aggregate cost of this first phase is estimated to be $12.4 million which is expected to be substantially paid through January 31, 2011. A second phase of measures is being developed that will focus on process reengineering to maximize business performance, productivity and operational efficiency. We expect to commence implementation of such second phase of measures during the first half of the fiscal year ending January 31, 2012.

As part of its initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets, Comverse is pursuing a wind down of its Netcentrex business. In connection therewith, during the fourth quarter of the fiscal year ending January 31, 2011, Comverse’s management approved a restructuring plan to eliminate staff positions primarily located in France with an estimated aggregate cost of approximately $28.1 million. The plan is expected to be implemented during the fiscal years ending January 31, 2011, 2012 and 2013. As an alternative to a wind down, management continues to evaluate other strategic options for the Netcentrex business.

Guarantees, Liens and Restrictions on Access to Subsidiary Cash

Guarantees

We provide certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. At January 31, 2010 and 2009, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $35.0 million at January 31, 2010, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2012.

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

Dividends from Subsidiaries

The ability of our Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States (or the Convention). Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends distributed out of income derived in respect of an Israeli company which is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. In addition, in case the dividend is distributed out of tax exempted income (derived in a period in which a company was entitled to tax exempt income in accordance with the Encouragement Law), a company will be subject, in the tax year in which the dividend is distributed, to the corporate tax on the grossed up transferred amounts, according to the corporate tax rate to which our income was subject under the Approved Enterprise program (10%). This tax is in addition to the 15% withholding tax applicable to dividends. Dividends which are distributed from income which is subject to regular corporate income tax rates and not included in the benefit tax rate income or exempted income under the Encouragement Law is subject to a withholding tax of 12.5% under the terms of the Convention.

A significant portion of our cash and cash equivalents and investments were held outside of the United States by various foreign subsidiaries as of January 31, 2010. If cash and cash equivalents and investments held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries.

In addition, Verint is party to a credit facility that contains customary affirmative and negative covenants for credit facilities of this type, including limitations on Verint’s ability to pay cash dividends and effect asset distributions. Also, pursuant to its investment agreements, Starhome B.V. is precluded from paying cash dividends to its shareholders without the approval of certain minority shareholders.

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

Originally, the preferred stock did not confer on CTI voting rights and was not convertible into Verint Systems’ common stock. On October 5, 2010, Verint Systems’ stockholders approved in a special stockholders meeting the issuance of the Verint Systems’ common stock underlying the preferred stock and accordingly, on such date, the preferred stock became voting and convertible into Verint Systems’ common stock.

Ranking

The preferred stock was issued at a purchase price of $1,000 per share and ranks senior to Verint’s common stock.

Liquidation

The preferred stock has an initial liquidation preference equal to the purchase price of the preferred stock, or $1,000 per share. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of Verint, CTI will be entitled to receive, out of assets available for distribution to Verint’s stockholders and before any distribution of assets to the holders of Verint common stock, an amount equal to the then-current liquidation preference, which includes accrued and unpaid dividends. As of October 31, 2010 and January 31, 2010, the liquidation preference of the preferred stock was $335.4 million and $325.9 million, respectively.

Dividends

Cash dividends on the preferred stock are cumulative and are calculated quarterly at a specified dividend rate on the liquidation preference in effect at such time. The dividend rate is 3.875% per annum. If Verint determines that it is prohibited from paying cash dividends on the preferred stock under the terms of its credit facility or other debt instruments, it may elect to make such dividend payments in shares of its common stock, which common stock will be valued at 95% of the volume weighted-average price of its common stock for each of the five consecutive trading days ending on the second trading day immediately prior to the record date for such dividend. Verint’s credit facility contains a restrictive covenant which limits its ability to pay dividends on the preferred stock. Verint’s ability to pay dividends on its common stock, which ranks junior to the preferred stock with respect to the payment of dividends, is limited if it has not declared a dividend for payment on the regularly scheduled dividend payment date of the preferred stock. Through the date hereof, no dividends have been declared or paid on the preferred stock. Through October 31, 2010 and January 31, 2010, cumulative, undeclared dividends on the preferred stock were $42.4 million and $32.9 million, respectively.

Voting

Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible at the conversion rate in effect on the date the preferred stock was issued to CTI.

Conversion

Each share of preferred stock is convertible, at the option of CTI, into a number of shares of Verint’s common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66 (as may be adjusted from time to time). The liquidation preference is equal to the issue price of $1,000 per share plus the sum of all accrued and unpaid dividends, whether or not declared. The initial conversion rate was set at 30.6185 shares of common stock for each share of preferred stock that is converted. At October 31, 2010 or at January 31, 2010, the preferred stock could be converted into approximately 10.3 million and 10.0 million shares of Verint’s common stock, respectively.

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

Transfer and Registration Rights

CTI has had the right to sell the preferred stock since November 25, 2007 in either private or public transactions. Pursuant to a registration rights agreement that CTI and Verint entered into concurrently with the Securities Purchase Agreement (referred to as the New Registration Rights Agreement), commencing 180 days after Verint regains compliance with its periodic reporting obligations under the federal securities laws, CTI will be entitled to two demands to require Verint to register the shares of common stock underlying the preferred stock for resale under the Securities Act of 1933, as amended (or the Securities Act). The New Registration Rights Agreement also provides CTI with unlimited piggyback registration rights on certain Securities Act registrations filed by Verint on its own behalf or on behalf of other Verint stockholders.

CTI’s rights under the New Registration Rights Agreement are in addition to its rights under a previous registration rights agreement that CTI entered into with Verint shortly before Verint’s initial public offering in 2002. This registration rights agreement (referred to as the Original Registration Rights Agreement) covers all shares of common stock then held by CTI and any additional shares of common stock acquired by CTI at a later date. Under the Original Registration Rights Agreement, CTI is entitled to unlimited demand registrations of its shares on a registration statement on Form S-3. As long as Verint is not eligible to use a registration statement on Form S-3, CTI was also entitled to one demand registration on a registration statement on Form S-1. Effective July 15, 2010, CTI made a demand pursuant to the Original Registration Rights Agreement to have up to 2.8 million shares of Verint Systems’ common stock registered in a registration statement on Form S-1 and, on January 14, 2011, completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering. In addition, similar to the New Registration Rights Agreement, the Original Registration Rights Agreement also provides CTI with unlimited piggyback registration rights.

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

Business Acquisition

On February 4, 2010, Verint acquired all of the outstanding shares of Iontas Limited, a privately held provider of desktop analytics solutions, for total consideration of $21.9 million, including cash consideration of $17.9 million, and additional milestone-based contingent payments of up to $3.8 million, tied to certain performance targets being achieved over the two-year period following the acquisition date.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements, other than performance guarantees previously discussed. See “—Liquidity and Capital Resources–Guarantees, Liens and Restrictions on Access to Subsidiary Cash.”

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of January 31, 2010:

	Payments due by period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(In thousands)
Long-term debt obligations, including current portion	$743,827	$65,884	$98,137	$579,806	$—
Operating lease obligations	134,987	46,005	53,217	26,333	9,432
Purchase obligations (1)	50,023	47,352	2,671	—	—
Other current and long-term liabilities (2)	176,509	61,794	114,713	2	—

Total (3)	$1,105,346	$221,035	$268,738	$606,141	$9,432

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(2)	Includes CTI’s payment obligations under the settlement agreements of the consolidated shareholder class action and shareholder derivative actions. Subsequent to January 31, 2010, as part of an amendment to the settlement agreement of the shareholder class action, the payment schedule thereunder was revised resulting in the deferral of a payment of $30.0 million originally payable on or before August 15, 2010 to November 15, 2011.

(3)	Our consolidated balance sheet at January 31, 2010 includes $150.5 million of non-current tax reserves for uncertain tax positions. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the table set forth above.

The long-term debt obligations reflected above include projected interest payments over the term of the debt, assuming interest rates of 3.49%, which was the interest rate in effect for borrowings both under Verint’s term loan and revolving credit facility as of January 31, 2010. Actual interest on this debt is variable. The long-term debt obligations also include the projected quarterly settlements of Verint’s interest rate swap, through its expiration in May 2011 using the same interest rate assumptions that underlie the estimated fair value of the swap at January 31, 2010. In July 2010, Verint amended its credit facility to, among other things, change the method of calculation of interest expense on borrowings under the agreement. Also in July 2010, Verint entered into an agreement to terminate its interest rate swap, by making a $21.7 million one-time payment on August 3, 2010. For a more detailed discussion, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk on Indebtedness.” The impact of the Verint’s credit facility amendment and the termination of its interest rate swap is not reflected in the table above.

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

Please note that the following discussion of critical accounting estimates and judgments contains citations to the FASB’s provisions in effect, and applicable to our consolidated financial statements on or before January 31, 2010 (the end of the most recent fiscal year covered by this Annual Report).

Revenue Recognition

We report revenue in our consolidated financial statements in two categories: (i) product revenue, including hardware and software products and (ii) service revenue, including revenue from professional services, training services and post-contract customer support (or PCS). Professional services primarily include installation, customization and consulting services.

The vast majority of our revenue is accounted for in accordance with the FASB’s guidance relating to revenue recognition for software, as the software component of most of our multiple element arrangements is more than incidental to the products being sold. In applying the provisions of the FASB guidance, we exercise judgment and use estimates in the determination of revenue to be recognized in each accounting period.

For arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when we have persuasive evidence of an arrangement, the product has been shipped and the services have been provided to the customer, the sales price is fixed or determinable, collectability is probable, and all pertinent criteria are met as required by the FASB’s guidance.

The majority of our software license arrangements contain multiple elements including perpetual software licenses, hardware, PCS, training and professional services. We allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence (or VSOE) of fair value of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If we are unable to establish VSOE of fair value for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.

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

Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized, in accordance with the FASB’s guidance for long-term construction type contracts typically using the percentage-of-completion (or POC) method.

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

When revenue is recognized over multiple periods in accordance with our revenue recognition policies, the material cost, including hardware and third-party software license fees are deferred and amortized over the same period that product revenue is recognized. These costs are recognized as “Deferred cost of revenue” on the consolidated balance sheets. However, we have made an accounting policy election whereby the cost for installation and other service costs are expensed as incurred, except for arrangements recognized in accordance with the FASB’s guidance for long-term construction type contracts.

In the consolidated statements of operations, we classify revenue as product revenue or service revenue as prescribed by SEC Rules and Regulations. For multiple element arrangements that include both product and service elements, for which we are unable to determine VSOE of fair value for all elements of the arrangement, management evaluates various available indicators of fair value and applies its judgment to reasonably classify the arrangement fee between product revenue and service revenue. The amount of multiple element arrangement fees classified as product and service revenue based on management estimates of fair value when VSOE of fair value for all elements of an arrangement does not exist could differ from amounts classified as product and service revenue if VSOE of fair value of all elements existed. The allocation of multiple element arrangement fees between product revenue and service revenue, when VSOE of fair value of all elements does not exist, is for consolidated financial statement presentation purposes only and does not affect the timing of revenue recognition or amount of revenue recognized.

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

Extended Payment Terms

One of the critical judgments that we make, related to revenue recognition, is the assessment that collectability is probable. Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance at the onset of a sales arrangement. Certain of Comverse’s arrangements include payment terms that depart from its customary practice. In these situations, if a customer does not have an adequate history of abiding by its contractual payment terms without concessions, the sales price is not considered fixed or determinable and revenue is recognized upon collection provided all other revenue recognition criteria have been met. We consider payment terms where more than 5% of the arrangement fees are due 120 days from customer acceptance to be extended. If the arrangement is with a new customer and the payment terms are extended, there is no evidence of collecting under the original payment terms without making concessions and therefore the presumption that the fee is not fixed and determinable cannot be overcome. If this arrangement is with an existing customer, an evaluation of the customer’s payment history will take place to determine if the fee is fixed and determinable.

Stock-Based Compensation

We account for share-based payment awards, including employee stock options, restricted stock, deferred stock units and employee stock purchases, made to employees and directors in accordance with the FASB’s guidance for share-based payment and related interpretative guidance, which requires the measurement and recognition of compensation expense for all such awards based on estimated fair value. Options are granted by CTI as well as its Verint, Ulticom and Starhome subsidiaries.

We are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under the FASB’s guidance, stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. We use the Black-Scholes option-pricing model to measure fair value of these stock option awards. This model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption over the expected term of the awards and the expected life of the option award based on the actual and projected employee stock option behaviors. The inputs noted below that are factored into the option valuation model we use to measure the fair value of our stock awards are subjective estimates. Changes to these estimates could cause the fair value of our stock awards and related stock-based compensation expenses to vary materially. Except as noted below, the following key assumptions are used for all of our stock-based compensation awards:

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

•

In order to determine the estimated period of time that we expect employees to hold their stock options, we have analyzed the historical exercise rates. In the case of modifications related to additional time to exercise afforded to certain terminated employees affected by the restricted period, the estimated holding period is based on the projected date of compliance with our periodic reporting obligations under the federal securities laws. The restricted period resulted from CTI’s and Verint’s inability to remain current in their periodic reporting obligations under the Exchange Act since April 2006, CTI and Verint have been ineligible to use their registration statements on Form S-8 for the offer and sale of equity securities, including stock options to employees. Verint became current in their periodic reporting obligations under the federal securities laws in June 2010.

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

During the fiscal years ended January 31, 2010, 2009 and 2008 our consolidated stock-based compensation expense was $58.4 million, $55.0 million and $63.5 million, respectively.

Business Combinations

Prior to the adoption of the FASB’s revised guidance relating to business combination on February 1, 2009, when we acquired a business, we allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. Upon adoption of the FASB’s revised guidance we will allocate the purchase price to noncontrolling interest, if any, for business combinations consummated after February 1, 2009. The intangible assets consist primarily of acquired technology and customer relationships. From time to time we engage independent third-party appraisal firms to assist management in considering their determinations of the fair values of significant net assets acquired. Any residual purchase price is recorded as goodwill. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets (including in-process research and development written off at the acquisition date), estimated restructuring liabilities and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and as a result, there is an inherent level of uncertainty. Key critical estimates in valuing certain of the intangible assets include, but are not limited to:

•	future expected cash flows generated from acquired technology and customer relationships;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used;

•	weighted average cost of capital and discount rates; and

•	estimating the useful lives of acquired assets as well as the pattern or manner in which the assets will amortize.

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

Recoverability of Goodwill

Prior to our adoption of the FASB’s revised guidance relating to business combinations on February 1, 2009, for business combinations occurring prior to such date, goodwill represents the excess of the purchase price of a business combination over the fair value of tangible and intangible assets acquired net of liabilities assumed. For a business combination we consummate after February 1, 2009, goodwill represents the purchase price of the business combination over the fair value of tangible and intangible assets acquired net of the fair value of liabilities assumed and the fair value of any noncontrolling interest in the acquiree. We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value.

We have no indefinite-lived intangible assets other than goodwill as of January 31, 2010, 2009 and 2008. In accordance with the FASB’s guidance for goodwill and other intangible assets, we review these assets for impairment annually on November 1, and whenever events or circumstances indicate that the carrying value may not be recoverable. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

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

Our Comverse segment has incurred operating and net losses, and declines in cash flows, cash and cash equivalents and working capital. We expect that Comverse will experience continued negative cash flows over the next twelve months. The Comverse segment consists of the Comverse reporting unit and the Netcentrex reporting unit. The Comverse reporting unit had goodwill of approximately $155.7 million as of January 31, 2010. As of the most recent annual impairment test date, November 1, 2009, the estimated fair value of the Comverse reporting unit was 2.7 times its carrying value. The most significant component of the Comverse reporting unit’s estimated fair value was its excess working capital, comprising approximately 83% of the estimated fair value of the Comverse reporting unit. The excess working capital represents total working capital less estimated required working capital to fund its operations. The excess working capital principally consists of cash and cash equivalents. To the extent that the Comverse reporting unit’s operating loss and declines in cash and cash equivalents are substantially greater than we anticipate we may have goodwill impairment charges in the future. Therefore, we continue to monitor goodwill for impairment.

We did not incur any impairment of goodwill during the fiscal year ended January 31, 2010. During the second quarter of the fiscal year ended January 31, 2009, we performed an interim impairment test of the long-lived assets and goodwill of our Netcentrex reporting unit due to a significant reduction of orders from a key customer of that reporting unit. As a result of the test, we recorded a pre-tax goodwill impairment charge for the fiscal year ended January 31, 2009 of $21.4 million to fully write off the remaining goodwill of our Netcentrex reporting unit. Previously, in connection with the annual impairment test for the fiscal year ended January 31, 2008, the carrying amount of the Netcentrex reporting unit in our Comverse segment exceeded its fair value and we recorded a pre-tax impairment charge of $135.1 million for goodwill.

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

As a result of these reviews, our Verint segment recorded $2.7 million of pre-tax impairment charges on intangible assets with finite lives during the fiscal year ended January 31, 2008. The $2.7 million impairment charge principally related to customer-related intangible assets. In addition, in connection with the testing of the goodwill of the Netcentrex reporting unit, we recorded charges of $3.4 million, $27.0 million and $10.0 million relating to finite-lived intangible assets during the fiscal year ended January 31, 2010, 2009 and 2008, respectively. These write-downs reflect the impairment of all of the reporting unit’s intangible assets.

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

As of January 31, 2010 and 2009, the accounts receivable balance was $320.2 million and $315.6 million, net of the allowance for doubtful accounts of $17.0 million and $15.8 million, respectively.

Unanticipated events and circumstances may occur that affect the accuracy or validity of such assumptions, estimates or actual results.

Valuation and Other-Than-Temporary Impairments

We account for investments in accordance with the FASB’s guidance for accounting for certain investments in debt and equity securities. We designated all debt and equity securities as available-for-sale when purchased and accordingly report them at fair value. Fair value is determined using quoted market prices in active markets for identical investments, when available. The valuation methodology used for ARS includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. If quoted market prices in active markets for identical investments are not available, we estimate, with the assistance of a valuation expert where applicable, fair value based on the (i) underlying structure of each security, (ii) the present value of future principle and interest payment discounted at rates considered to reflect current market conditions, (iii) considerations for probabilities of default, auction failure, interest rates reset to zero or the maximum rate or repurchase at par for each period, and (iv) estimates of the recovery rates in the event of default for each security. Prices on recently traded securities were also reviewed when available. In general, the secondary market prices were relatively thin with few trades at widely ranging prices. For the most part, however, the valuation estimate used by us fell within the range of prices provided by the secondary market. These estimated fair values could change significantly based on the inherent variability of the aforementioned market factors.

ARS valuations can also vary significantly across the various classes of securities depending on a number of factors including the credit-worthiness of the issuer and guarantor(s), if any, and the quality and sufficiency of any collateral. For example, Student Loan Auction Rate Securities (or SLARS) are substantially guaranteed by the federal government under the Federal Family Education Loan Program (or FFELP). While liquidity for SLARS has been severely constrained consistent with the ARS market overall, the government guarantee results in SLARS generally maintaining a higher valuation than ARS issues with guarantors of lesser quality or those not supported by a guarantee. Approximately 84% of the $114.7 million and 83% of the $120.3 million ARS carrying amount at January 31, 2010 and January 31, 2009 comprises SLARS, respectively.

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

We review our investments for indications of impairment in value on a quarterly basis. We consider an investment to be impaired when the fair value is less than the carrying value (or amortized cost). We evaluated each impaired investment individually to determine whether such investment is other-than-temporarily impaired. For equity securities we consider, among other factors, the severity of the decline in value, the financial condition of the issuer, and our ability to hold the security for a length of time necessary to allow for the recovery of the market value. For debt securities we consider whether (i) we have the intent to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the decline in fair value below amortized cost; and (iii) if a credit loss exists which is measured as the difference between the amortized cost basis of the security and the present value of projected future cash flows expected to be collected. For debt securities, if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the portion of the other-than-temporary impairment attributable to credit loss is recognized in current earnings and the remaining portion is recognized as a component of other comprehensive income.

For our ARS, we determined that we could not assert that we intended to hold such ARS until the fair value of the ARS recovered to their amortized cost. Accordingly, we recorded other-than-temporary impairment charges of $6.9 million, $86.5 million and $47.9 million on a pre-tax basis during the fiscal years ended January 31, 2010, 2009 and 2008, respectively. The carrying amounts of our ARS at January 31, 2010 and 2009 were $114.7 million with a corresponding par value of $206.6 million and $120.3 million with a corresponding par value of $236.5 million, respectively.

Because of the short interest rate reset period, we had historically recorded ARS as current assets. In the fiscal year ended January 31, 2008, certain auctions related to our ARS began to fail. In the fiscal year ended January 31, 2009, all auctions had failed and we classified all ARS as long-term assets. As of January 31, 2010, we continued to classify all ARS as long-term investments except for ARS subject to the UBS Put, which was required to be exercised under the settlement agreement of the consolidated shareholder class action on June 30, 2010 and which was exercised by CTI on such date. For additional information relating to our ARS and the UBS Put see note 3 to the consolidated financial statements included in Item 15 of this Annual Report. For the nine months ended October 31, 2010, we recorded additional other-than-temporary impairment charges of $0.4 million for certain ARS.

Income Taxes

We account for income taxes in accordance with the FASB’s guidance relating to income taxes. We adopted the FASB’s guidance relating to accounting for uncertainty in income taxes effective February 1, 2007. Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recognized in the consolidated statement of operations. Research and development credits are recorded based on the amount of benefit we believe is more-likely-than-not of being earned. Additionally, we are required to recognize in the consolidated financial statements those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions.

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

We adjust our tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Our policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. For further information, see note 21 to the consolidated financial statements included in Item 15 of this Annual Report.

As part of our accounting for business combinations, some of the purchase price may be allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as adjustments to goodwill. Upon adoption of the FASB’s revised guidance relating to business combinations in the fiscal year ended January 31, 2010, the tax benefit from any future release of the acquisition date valuation allowances are reflected in the tax provision, rather than as a reduction of goodwill.

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

From time to time, we receive notices that our products or processes may be infringing the patent or intellectual property rights of others; notices of shareholder litigation; and notices of other lawsuits or other claims against us. We assess each matter in order to determine if a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel. Based on the information obtained combined with management’s judgment regarding all the facts and circumstances of each matter, we determine whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss. Should the judgments and estimates made by management not coincide with future events, such as a judicial action against us where we expected no merit on the part of the party bringing the action against us, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.

In the fiscal year ended January 31, 2007, we recorded a $174.4 million pre-tax charge for settlement amounts payable under settlement agreements of a consolidated shareholder class action and federal and state derivative actions, which agreements were approved by the courts in which such actions were pending on June 23, 2010, July 1, 2010 and September 23, 2010, respectively. The amounts payable under the settlements consisted of up to an aggregate of $165.0 million payable under the settlement of the consolidated shareholder class action settlement and $9.4 million in legal fees and expenses of the plaintiffs under the settlement of the shareholder derivative actions. The amount of such charge was determined based on the actual amount of the settlement. We reflected the charges during the fiscal year ended January 31, 2007, the fiscal period in which the actions commenced, not the fiscal period the lawsuits were settled because the financial statements for the fiscal year ended January 31, 2007 had not been issued. Through October 31, 2010, CTI paid $18.9 million and $9.4 million under the agreements to settle the consolidated shareholder class action and the consolidated shareholder derivative actions, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In December 2007, the FASB revised their guidance on business combinations. This new guidance requires an acquiring entity to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date, with limited exceptions. In addition, this guidance requires acquisition costs to be recognized separately from a business combination and expensed as incurred. The guidance also includes a substantial number of new disclosure requirements. This guidance was effective for us on February 1, 2009, with the exception of the accounting for changes in valuation allowances on acquired deferred taxes and acquired tax contingencies which are applied retrospectively. The effect of this guidance on the our consolidated financial statements depends on the nature and size of any acquisitions completed after the effective date. We believe the impact of applying this guidance to the acquisition of Iontas in February 2010 will be immaterial to the consolidated financial statements.

In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The requirements of this amended guidance carry forward without significant revision to the guidance on contingencies which existed prior to January 1, 2009. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the FASB’s guidance on contingencies. There was no impact to the consolidated financial statements upon adoption.

In December 2007, the FASB issued guidance defining collaborative arrangements and establishing presentation and disclosure requirements for transactions within a collaborative arrangement both with third parties and between participants in the arrangement. This guidance was effective for the our fiscal years and interim periods commencing February 1, 2009. This guidance requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. The application of this guidance did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued new guidance relating to accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance also requires the recognition of a noncontrolling interest or minority interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income

(loss) attributable to the noncontrolling interest is included in consolidated net income on the face of the consolidated statements of operations. We adopted this guidance on February 1, 2009 through retrospective application of the presentation and disclosure requirements. Upon adoption noncontrolling interest (previously referred to as minority interest) of $109.9 million at January 31, 2009, $138.6 million at January 31, 2008 and $188.7 million at January 31, 2007 were reclassified from the mezzanine section of the consolidated balance sheets (between liabilities and equity) to equity. In addition, this guidance has been retrospectively applied to include the net loss attributable to noncontrolling interest of $33.5 million and $82.8 million in our consolidated net loss on the face of our consolidated statement of operations for the fiscal years ended January 31, 2009 and 2008, respectively. The net loss previously reported is now presented as “Net loss attributable to Comverse Technology, Inc.”

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. This guidance requires increased qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities. We adopted these new requirements on February 1, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In April 2008, the FASB issued new requirements for developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the intangible asset. This guidance was effective for us commencing February 1, 2009 and applies to intangible assets acquired after that date. This guidance did not have a material impact on the consolidated financial statements.

In May 2008, the FASB issued new accounting guidance relating to debt with conversion and other options, that may be settled in cash upon conversion including partial cash payments. This guidance requires issuers of such instruments to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted this guidance effective February 1, 2009 and as required, applied its provisions retrospectively.

Because CTI’s New Convertible Debt Obligations due May 15, 2023, may be wholly or partially settled in cash, we were required to separately account for their liability and equity components in a manner that reflects our nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. Accordingly, the aggregate principal amount of the New Convertible Debt Obligations was allocated to the estimated fair value of the liability component as of the exchange date (January 26, 2005), which was determined utilizing a 6.0% annual interest rate which is comparable to a rate of interest CTI would pay on nonconvertible borrowings. The difference between the fair value of the liability component ($344.6 million) and the aggregate principal amount of the New Convertible Debt Obligations ($417.7 million as of the exchange date), of $73.1 million was retrospectively recorded, as of the exchange date, as debt discount with a corresponding increase to additional paid-in capital. After the effect of taxation and debt issuance costs of $27.7 million, the net increase to additional paid-in capital as of the exchange date was $45.4 million. In addition, we recognized a $4.8 million decrease in accumulated deficit. The debt discount was amortized to interest expense utilizing the effective interest method over a 3.3 year period (expected life of the liability) to May 15, 2008, the first designated date on which holders had the right to require CTI to repurchase their New Convertible Debt obligations. The effective interest rate was 5.83%. The effect of the change in accounting guidance on periods prior to those presented in the consolidated financial statements was a pre-tax and an after tax amortization expense of debt discount and debt issuance costs of $45.4 million and $29.5 million, respectively.

The following tables set forth the effect of the retrospective application of this guidance on certain previously reported items presented in our consolidated financial statements.

Condensed Consolidated Balance Sheet

	As of January 31, 2009
	As Previously Reported (1)	Effect of Retrospective Application	As Adjusted
	(In thousands)
ASSETS
Total current assets	$1,946,403	$—	$1,946,403

Total assets	$3,748,268	$—	$3,748,268

LIABILITIES AND EQUITY
Current liabilities:
Convertible debt obligations	$419,477	$—	$419,477

Total current liabilities	1,460,451	—	1,460,451

Total liabilities	2,985,081	—	2,985,081

Equity:
Comverse Technology, Inc. shareholders’ equity:
Additional paid-in capital	1,899,851	45,422	1,945,273

Accumulated deficit	(1,257,859)	(45,422)	(1,303,281)

Total Comverse Technology, Inc. shareholders’ equity	653,258	—	653,258
Noncontrolling interest	109,929	—	109,929

Total equity	763,187	—	763,187

Total liabilities and equity	$3,748,268	$—	$3,748,268

Condensed Consolidated Statements of Operations

	Fiscal Year Ended January 31, 2009
	As Previously Reported (1)	Effect of Retrospective Application	As Adjusted
	(In thousands, except share and per share data)
Loss from operations	$(209,926)	$—	$(209,926)

Interest expense	(38,554)	(7,332)	(45,886)

Loss before income tax provision and equity in losses of unconsolidated affiliates	(303,249)	(7,332)	(310,581)
Income tax provision	(49,680)	2,485	(47,195)

Loss before equity in losses of unconsolidated affiliates	(352,929)	(4,847)	(357,776)
Equity in losses of unconsolidated affiliates, net of tax	(1,012)	—	(1,012)

Net loss	(353,941)	(4,847)	(358,788)
Less: Net loss attributable to non controlling interest	33,536	—	33,536

Net loss attributable to Comverse Technology, Inc.	$(320,405)	$(4,847)	$(325,252)

Weighted average common shares outstanding:
Basic	204,171,793	204,171,793	204,171,793

Diluted	204,171,793	204,171,793	204,171,793

Loss per share:
Basic	$(1.57)	$(0.02)	$(1.59)

Diluted	$(1.57)	$(0.02)	$(1.59)

	Fiscal Year Ended January 31, 2008
	As Previously Reported (1)	Effect of Retrospective Application	As Adjusted
	(In thousands, except share and per share data)
Loss from operations	$(421,815)	$—	$(421,815)

Interest expense	(37,487)	(24,416)	(61,903)

Loss before income tax provision and equity in earnings of unconsolidated affiliates	(435,582)	(24,416)	(459,998)
Income tax provision	(21,133)	8,383	(12,750)

Loss before equity in earnings of unconsolidated affiliates	(456,715)	(16,033)	(472,748)
Equity in earnings of unconsolidated affiliates, net of tax	749	—	749

Net loss	(455,966)	(16,033)	(471,999)
Less: Net loss attributable to noncontrolling interest	82,757	—	82,757

Net loss attributable to Comverse Technology, Inc.	$(373,209)	$(16,033)	$(389,242)

Weighted average common shares outstanding:
Basic	203,393,994	203,393,994	203,393,994

Diluted	203,393,994	203,393,994	203,393,994

Loss per share:
Basic	$(1.83)	$(0.08)	$(1.91)

Diluted	$(1.84)	$(0.08)	$(1.91)

(1)	The “As Previously Reported” column reflects the revised presentation of noncontrolling interest pursuant to the FASB’s guidance.

In April 2009, the FASB issued guidance intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities:

•	clarified the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured;

•

established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.

•	expands the fair value disclosures required for all financial instruments to interim periods.

We adopted this guidance for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

In May 2009, the FASB issued guidance intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before consolidated financial statements are issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this guidance commencing with the interim filing period ended July 31, 2009 and for the annual filing period ended January 31, 2010. There was no impact to the consolidated financial statements.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (referred to as the Codification). The Codification is the source of authoritative accounting principles recognized by the FASB. It supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Upon

adoption of this guidance, all references to previous literature were removed from the consolidated financial statements and accompanying footnotes. This guidance was effective for us commencing with our interim filing period ended October 31, 2009 and our fiscal year ended January 31, 2010. There was no impact to the consolidated financial statements.

Standards to be Implemented

In June 2009, the FASB issued guidance which modifies the approach for determining the primary beneficiary of a variable interest entity (or VIE). Under the modified approach, an enterprise is required to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The modified approach for determining the primary beneficiary of a VIE is effective for us commencing February 1, 2010, and is not expected to have a material impact on the consolidated financial statements.

In September 2009, the FASB issued revenue recognition guidance applicable to multiple-deliverable arrangements, which:

•

applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance; and

•

addresses how to separate consideration in multiple-deliverable arrangements, excluding software arrangements and establishes a hierarchy for determining the selling price of a deliverable. It also eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also significantly expands disclosure requirements.

We have not elected to early adopt this guidance. As a result, it will be effective on a prospective basis for revenue arrangements entered into, or materially modified, after February 1, 2011.

We have preliminarily determined that once the new guidance is adopted, a portion of our multiple-deliverable arrangements will no longer be included within the scope of the software revenue guidance, which will generally result in accelerated revenue recognition in comparison to historical treatment. This primarily relates to arrangements with multiple product deliverables, as well as arrangements recognized ratably over the PCS period due to the absence of VSOE of fair value. We are in the process of developing a methodology for determining estimated selling price for our products and services.

Our assessment and quantification is ongoing, we believe that the adoption of this guidance will have a material impact on our consolidated financial statements beginning with the fiscal year ending January 31, 2012.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a gross presentation of activity within the Level 3 (significant unobservable inputs) roll forward, presenting information on purchases, sales, issuance, and settlements separately. The guidance is effective for us for interim and annual periods that commenced February 1, 2010, except for the gross presentation of the Level 3 rollforward, which will become effective for us for interim and annual periods commencing February 1, 2011. Adoption of this guidance is anticipated to result in additional disclosures.

In December 2010, the FASB issued guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Upon adoption, if the carrying value of the reporting unit is zero or negative, the reporting entity must perform step two of the goodwill impairment test if it is more likely than not that goodwill is impaired as of the date of adoption. We will consider whether there are any adverse qualitative factors indicating whether it is more likely than not that a goodwill impairment exists. Goodwill impairment recognized upon adoption of the guidance should be presented as a cumulative-effect adjustment to opening retained earnings as of the adoption date reflecting a change in accounting principle. This guidance is effective for us for interim and annual periods commencing on February 1, 2011. We are assessing the impact of the adoption of this guidance on our consolidated financial statements beginning with the fiscal year ending January 31, 2012.

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

Interest Rate Risk on Indebtedness

On May 25, 2007, to partially finance the acquisition of Witness, Verint entered into a $675.0 million secured credit facility comprised of a seven-year $650.0 million term loan facility and a six-year $25.0 million revolving credit facility. As of October 31, 2010 and January 31, 2010, Verint had $583.2 million and $605.9 million outstanding under the term loan, respectively. The original $25.0 million revolving credit facility was reduced to $15.0 million in September 2008 (in connection with the bankruptcy of Lehman Brothers and the related subsequent termination of its revolving commitment under the credit agreement in June 2009) and then later increased to $75.0 million in July 2010. In November 2008, Verint borrowed $15.0 million under the revolving credit facility, which remained outstanding as of January 31, 2010 and October 31, 2010. In December 2010, Verint repaid the $15.0 million previously borrowed under its revolving credit facility.

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

Because the interest rates applicable to borrowings under the credit facilities are variable, Verint is exposed to market risk from changes in the underlying index rates, which affect its cost of borrowing. To partially mitigate this risk, and in part because Verint was required to do so by the lenders, when Verint entered into the credit facilities in May 2007, Verint executed a pay-fixed, receive-variable interest rate swap with a multinational financial institution under which it paid fixed interest at 5.18% and received variable interest of three-month LIBOR on a notional amount of $450.0 million. This instrument settled with the counterparty on a quarterly basis and had a scheduled maturity date on May 1, 2011. As of January 31, 2010, of the $605.9 million of borrowings that were outstanding under the term loan, the interest rate on $450.0 million of such borrowings was substantially fixed by utilization of the interest rate swap. Interest on the remaining $155.9 million was variable. If the market interest rates for one or three-month LIBOR changed by 1.00%, or 100 basis points, as of January 31, 2010, the annual interest expense on these borrowings would change by approximately $1.6 million. In July 2010, Verint terminated this swap agreement prior to its May 1, 2011 maturity and paid approximately $21.7 million on August 3, 2010 to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise were to have been due from Verint thereafter.

This interest rate swap was not designated as a hedging instrument under the FASB’s guidance and has been accounted for as a derivative, whereby the fair value of the instrument is reported on our consolidated balance sheets and gains and losses from changes in its fair value, whether realized or unrealized, were reported in other income (expense), net. For the nine months ended October 31, 2010 and the fiscal year ended January 31, 2010, Verint recorded losses on this instrument of approximately $3.1 million and $13.6 million, respectively, in other income (expense), net on the consolidated statements of operations. These losses reflect the decline in market interest rates during these periods.

Giving effect to the termination of the swap and based on $598.2 million of borrowings outstanding under the credit facility at October 31, 2010, but not giving effect to the floor on interest rates arising because of the LIBOR floor and interest rate margin applicable to borrowings under Verint’s credit facility, if the interest rate changed by 1.00%, the annual interest expense on the borrowings would change by approximately $6.0 million.

For additional information relating to amendments to Verint’s credit facility and the termination of its interest rate swap agreement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Verint Credit Facility.”

Investments

Cash, Cash Equivalents, Restricted Cash and Bank Time Deposits and Short-term Investments

We invest in cash, cash equivalents and short-term investments. Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts, commercial paper, agency notes and other highly liquid investments with an original maturity of three months or less when purchased. Restricted cash and bank time deposits includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, vendor payables, general liability insurance, workers’ compensation insurance, warranty programs and cash received from sales of ARS which is restricted pursuant to the settlement agreement of the consolidated shareholder class action. Restricted bank time deposits generally consist of certificates of deposit with original maturities of twelve months or less. Short-term investments consist primarily of U.S. government, corporation and agency bonds. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and restricted cash and bank time deposits are primarily maintained at high credit-quality financial institutions around the world. We maintain cash and cash equivalents in U.S. dollars and in foreign currencies, which are subject to risks related to foreign currency exchange rate fluctuations. The primary objective of our investment activities is the preservation of principal while maximizing investment income in accordance with our prescribed risk management profile. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2010, we had cash, cash equivalents and short-term investments, excluding ARS, totaling approximately $640.0 million and restricted cash and bank time deposits of $70.0 million. In addition, we had $18.6 million of restricted cash classified as a long-term asset as of January 31, 2010.

ARS

CTI holds ARS supported by corporate issuers and student loans. The ARS have long-term stated maturities. Prior to January 31, 2008, we classified ARS as short-term investments due to their liquid nature evidenced by successful auctions occurring every seven to ninety days. Beginning in the third quarter of the fiscal year ended January 31, 2008, auctions for ARS began to fail. In addition, the global economic decline also contributed to the decline in the credit quality of certain issuers of ARS. Although most of the ARS continued to pay interest on their stated terms, we determined that we may not be able to access the underlying principal amounts within a twelve-month period. Accordingly, we have re-classified ARS that experienced failed auctions from short-term investments to long-term investments beginning in the period of failure. As of January 31, 2010, we continued to classify all ARS as long-term investments except for $42.6 million aggregate principal amount of ARS with a recorded value of $35.8 million subject to the UBS Put, which was required to be exercised under the settlement agreement of the consolidated shareholder class action on June 30, 2010 and which was exercised by CTI on such date. For additional information relating to our ARS and the UBS Put, see note 3 to the consolidated financial statements included in Item 15 of this Annual Report.

For our ARS, we determined that we could not assert we intended to hold such ARS until the fair value of the ARS recovered to their amortized cost. The carrying amount of our ARS at January 31, 2010 was $114.7 million with a corresponding principal amount of $206.6 million, reflecting cumulative other-than-temporary impairment charges of $122.0 million and unrealized gains of $30.1 million. Under the terms of a consolidated shareholder class action settlement entered into on December 16, 2009, as amended, and which was approved by the court in which such action was pending on June 23, 2010, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until amounts payable under the settlement agreement are paid in full.

In November 2008, CTI accepted an offer from UBS AG (or UBS) to sell to UBS, at face value, $51.6 million aggregate principal amount of ARS at any time during an exercise period from June 30, 2010 to July 2, 2012. In the fourth quarter of the fiscal year ended January 31, 2009, we recognized the UBS Put as an asset measured at its then fair value in our consolidated balance sheets, and recorded a corresponding gain in the amount of $13.6 million in our consolidated statements of operations. We evaluated the UBS Put for impairment based on redemptions and changes in fair value of the related ARS subject to the UBS Put. During the fiscal year ended January 31, 2010 recorded $6.9 million of pre-tax impairment charges in our consolidated statement of operations. As of January 31, 2010, the UBS Put’s recorded value was $6.7 million. UBS purchased from CTI pursuant to its purchase right approximately $32.6 million and $9.0 million in aggregate principal amount of ARS from February 1, 2010 through June 30, 2010, and during the fiscal year ended January 31, 2010, respectively. Under the terms of the settlement agreement for the consolidated shareholder class action, as amended, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. Effective June 30, 2010, CTI exercised the UBS Put for the balance of the ARS of $10.0 million aggregate principal amount that was subject to the UBS Put. As of January 31, 2010, the fair value of the related ARS was $35.8 million before consideration of the UBS Put, with a corresponding aggregate principal amount of $42.6 million. For a more detailed discussion of our impairment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity—Investments in Securities Portfolio” and notes 3, 14 and 26 to the consolidated financial statements included in Item 15 of this Annual Report.

Interest Rate Risk on Our Investments

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the fiscal year ended January 31, 2010, average short-term interest rates increase or decrease by 0.5%, or 50 basis points, relative to average rates realized during the fiscal year ended January 31, 2010. Such a change would cause our projected interest income from cash, cash equivalents and short-term investments to increase or decrease by approximately $4.6 million.

Foreign Currency Exchange Rate Risk

Although we engage in hedging activities, we are subject to risk related to foreign currency exchange rate fluctuations. The functional currency for each of our significant foreign subsidiaries is the respective local currency with the exception of our subsidiaries in Israel, whose functional currencies are the U.S. dollar. We are exposed to foreign currency exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars for consolidated reporting purposes. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income within equity.

Our international operations subject us to risks associated with currency fluctuations. Most of our revenue is denominated in U.S. dollars, while a significant portion of our operating expenses, primarily labor expenses, are denominated in the local currencies where our foreign operations are located, primarily Israel. As a result, our consolidated U.S. dollar operating results are subject to the potentially adverse impact of fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we conduct business.

In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net in the consolidated statements of operations. We recorded net foreign currency translation losses of $2.9 million in the fiscal year ended January 31, 2010.

Additionally, from time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted personnel-related costs denominated in NIS and Canadian dollars and to reduce the volatility of cash flows primarily related to forecasted dollar denominated accounts payable payments in Singapore. These contracts generally have maturities of no longer than twelve months. During the nine months ended October 31, 2010, Verint entered into foreign currency forward contracts to manage exposures resulting from forecasted euro-denominated customer collections by a U.S. dollar functional currency operation.

During the fiscal year ended January 31, 2010, we realized net gains of $3.4 million on settlements of foreign currency forward contracts. As of January 31, 2010, we had $135.8 million notional amount of foreign currency forward contracts.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2010. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our hedging instruments by approximately $13.7 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by approximately $13.7 million.

The counterparties to these foreign currency forward contracts are multinational commercial banks. While we believe the risk of counterparty nonperformance, including our own, is not material, the recent disruption in the global financial markets has impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could affect our ability to secure creditworthy counterparties for our foreign currency hedging programs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by us, with the participation of our Chief Executive Officer and Chief Financial Officer1, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of January 31, 2010. Disclosure controls and procedures are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses described below in Management’s Report on Internal Control Over Financial Reporting and our inability to file certain reports required under the Exchange Act within the required time periods.

Despite the existence of the material weaknesses described below, based on a number of factors, including, but not limited to, (a) the substantial resources expended to ensure the reliability and integrity of our financial statements; (b) our internal reviews of accounting reserves, income statement expense classification, taxes and revenue recognition; and (c) conversations with the management of our subsidiaries in order to understand their procedures performed in order for their management to ensure the reliability of their financial reporting, we have concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for fiscal 2009.

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

[1]	Chief Financial Officer, whose employment terminated in November 2010, was replaced by our current interim Chief Financial Officer in November 2010.

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations (or COSO) of the Treadway Commission in Internal Control—Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The filing of this Annual Report, including our consolidated financial statements for the fiscal year ended January 31, 2010, was delayed because of the delay in filing the CTI’s Comprehensive Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006, which was filed on October 4, 2010.

Our leadership team is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency. This commitment is accompanied by management’s focus on processes and the related controls intended to achieve accurate and reliable financial reporting. Following is our assessment of material weaknesses as of January 31, 2010 and associated remedial actions to strengthen our internal control over financial reporting.

Control environment. The COSO report notes that “the control environment sets the tone of an organization, influencing the control consciousness of its people. It is the foundation for all other components of internal control, providing discipline and structure. Control environment factors include integrity, ethical values and competence of the entity’s people; management’s philosophy and operating style; the way management assigns authority and responsibility, and organizes and develops its people; and the attention and direction provided by the board of directors.” During the preparation of CTI’s periodic reports, we identified our control environment as a material weakness, aggregated from various factors identified below. This weakness permitted former members of senior management to override internal control over financial reporting resulting in improper accounting and disclosure of stock-based compensation, sales backlog, accounting reserves and misclassification of certain expenses. As of January 31, 2009, we identified the following deficiencies in our control environment:

•

Ethical tone and corporate culture. Although the Chief Executive Officer and the senior management team had created a significant change in ethical tone and corporate culture, we did not have sufficient infrastructure in place to effectively permeate this change throughout the entire enterprise in order to project an attitude of integrity and control consciousness. Consequently, effective policies and procedures were not in place relative to the discouragement, prevention or detection of management override of internal control over financial reporting.

Remedial actions. Since February 2009, we continued to improve our overall control environment by hiring the following key CTI employees who reflect our standards for integrity and ethical values:

•	Chief Accounting Officer in February 2009[2];

•	Vice President, Global Tax in March 2009; and

•	Vice President, Corporate Treasurer in August 2009.

[2]	Chief Accounting Officer was given additional title of Interim Chief Financial Officer in November 2010.

Further, in December 2009, we established an internal controls policy which outlines the Company’s internal control framework and summarizes the internal control responsibilities of certain key executives and organizations including Operations and Finance management, Compliance, as well as Comverse’s rank and file employees. To communicate a proper “ethical tone and corporate culture, CTI’s intranet website provides information on our philosophy and values. These values and philosophies were periodically communicated to CTI and Comverse employees via email notifications throughout the year.

These actions, as described above, have remediated our deficiency with respect to ethical tone and corporate culture.

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

Remedial actions. We continued providing mandatory world-wide training for all employees, focused on the specific issues relevant to their job responsibilities to promote and maintain a work environment of ethical values and standards. Further, we implemented a supplementary ethics certification process specifically for our senior-level managers to attest to their understanding and compliance with the Code of Conduct with appropriate monitoring of completion.

These actions have resulted in the remediation of our deficiency related to Code of Business Conduct and Ethics.

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

Remedial actions. In addition to the senior management changes detailed above, we augmented our accounting and finance staff, and in some cases, created new positions which were filled by existing staff, as shown below to provide additional technical accounting expertise in critical areas such as revenue recognition, income taxes, and finance, for CTI and Comverse:

Revenue Recognition:

•	Vice President – Revenue Recognition and Accounting (Comverse) - fiscal 2009;

•	Director – Software Revenue Recognition (Comverse) - fiscal 2009;

•	Director – Revenue Accounting (Comverse) - fiscal 2009; and

•	Director – Contract Accounting (Comverse) - fiscal 2009.

Income Taxes:

•	Assistant Vice President of Tax (Comverse) - fiscal 2009;

•	Director of Tax – Americas (Comverse) - fiscal 2009;

•	Two Tax Managers (Comverse) - fiscal 2009;

•	Director of Tax – EMEA (Comverse) – effective fiscal quarter ended April 30, 2010;

•	VAT Director – EMEA (Comverse) – effective fiscal quarter ended April 30, 2010;

•	Director of Tax Reporting (Comverse) – effective fiscal quarter ended April 30, 2010; and

•	International Tax Specialist (Comverse) – effective fiscal quarter ended April 30, 2010.

Finance:

•	Chief Financial Officer (fiscal 2009), whose employment terminated in October 2010, was replaced by our Chief Accounting Officer, in the role of interim Chief Financial Officer (CTI);

•	Vice President – Corporate Controller (fiscal 2009) whose employment terminated in May, 2010 and was replaced by our current Vice President - Corporate Controller (CTI) effective August, 2010;

•	Vice President – Financial Planning and Analysis (CTI) – effective fiscal quarter ended April 30, 2010;

•	Assistant Vice President – Financial Planning and Analysis (Comverse) - fiscal quarter ended July 31, 2010;

•	Director of Technical Accounting and Policies (CTI) - fiscal 2009;

•	Two Directors of Finance (both Comverse) - fiscal 2009;

•	Consolidation Accountant (Comverse) - fiscal 2009;

•	Consolidation Accountant (CTI) - effective fiscal quarter ended October 31, 2010;

•	Senior Treasury Analyst (Comverse) – effective fiscal quarter ended April 30, 2010;

•	Director of Consolidation Accounting (CTI) – effective fiscal quarter ending January 31, 2011;

•	Director of SEC Reporting (CTI) – effective fiscal quarter ending January 31, 2011; and

•	Consolidation Accountant (CTI) – effective fiscal quarter ending January 31, 2011.

Despite this staff augmentation and other remedial actions taken as summarized above, additional staffing within the finance and accounting organizations is required. In addition, a discipline of policy and procedural compliance needs to be demonstrated, along with effective remediation of other related material weaknesses related to our business processes in order to remediate our material weakness related to the control environment.

Anti-fraud program controls. As of January 31, 2009, we identified a material weakness in our anti-fraud program controls, based on the factors outlined below:

•

Foreign Corrupt Practices Act (FCPA). We did not design or maintain sufficient policies, procedures, controls, communications or training to mitigate the risk of FCPA violations. In the fourth quarter of fiscal year 2008, we detected potential violations of the FCPA at one of Comverse’s subsidiaries relative to certain alleged improper payments in several foreign countries.

Remedial actions. We implemented the following actions:

•	Conducted an FCPA investigation based on a whistleblower complaint and took appropriate corrective actions and disclosed the results to the appropriate U. S. regulatory authorities;

•

Developed and implemented an anti-corruption policy that addresses, among other things, FCPA violations, to set forth our commitment against corruption and ensure our directors, officers, and employees understand their responsibilities for compliance;

•

Developed and implemented a specific policy to address contracting with external agents, resellers and distributors, including a defined due diligence process and directed sales and supporting finance personnel to complete training relative to contracting with external agents, resellers, and distributors;

•	Conducted due diligence on all existing and prospective external sales agents, resellers and distributors through independent third-party due diligence service providers;

•	Modified our purchasing system to require senior management approval of planned gifts to, or entertainment of, government officials to ensure compliance with the FCPA and local laws;

•

Developed and implemented an anti-fraud audit program designed to assess and evaluate the operating effectiveness of FCPA and anti-fraud controls. We initially conducted these targeted audits in six key countries and will continue such audits in various countries in subsequent fiscal years; and

•

Implemented an annual senior manager ethics certification process wherein all senior managers are required to certify that (i) they understand and comply with the Code of Conduct, (ii) they are not aware of any violations, (iii) their employees are trained on the Code of Conduct, and (iv) they are aware of the Ethics AdviceLine for reporting suspected violations.

To remediate this deficiency, the policies, processes and controls summarized above need to be embedded into daily operational processes in a disciplined and consistent manner.

•	Whistleblower program. Although an enterprise-wide whistleblower program existed, we did not effectively communicate or monitor the program.

Remedial actions. We implemented the following actions:

•	Reinforced employee awareness of our whistleblower program as part of our Code of Conduct training;

•	Communicated information of our whistleblower program to employees through our Policies and Compliance Portal Web site including the purpose of this program and how to report concerns; and

•

Improved access to our international whistleblower hotline by establishing an in-country toll-free number for our employees based in Israel. We concluded that the enhanced process for handling calls was operating effectively since calls are properly routed and logged, reported and investigated, and issues are monitored as to their status and disposition.

These measures have resulted in the remediation of our deficiency related to our Whistleblower program.

•

Fraud risk management. We did not design or maintain a comprehensive, centrally-coordinated, enterprise-wide fraud risk management program or a formal set of policies or procedures to sufficiently mitigate our fraud risks and exposures. Additionally, we failed to perform an adequate fraud risk assessment.

Remedial actions. We implemented the following policies and trained our sales, finance, and legal departments on these policies to further strengthen our anti-fraud program controls:

•	Anti-corruption policy to set forth our commitment against corruption and ensure our directors, officers, and employees understand their responsibilities for compliance;

•	Sales Agent Contracting policy to prescribe procedures for conducting due diligence, contracting with, and utilizing the services of sales agents;

•

We also initiated a centrally coordinated anti-fraud detection program initially rolled out at six key locations. These locations were selected based on their historically high volume of transactions or perceived high risk in order to identify and mitigate such risks.

•	In July 2010, we initiated a formal fraud risk assessment to identify fraud risk exposures across our business processes and fraud mitigation plans were defined to address these exposures.

In order to remediate our material weakness on anti-fraud program controls, we need to formalize our fraud risk assessment process and test to ensure the operating effectiveness of our anti-fraud controls associated with our fraud risk assessment.

Control activities associated with financial statement close and reporting process. We identified material weaknesses in our control activities related to our financial statement close and reporting processes arising from the following deficiencies:

•

Policies and procedures. We did not design or maintain effective U.S. GAAP compliant financial accounting policies and procedures, nor a formalized process for determining, documenting, communicating, implementing, monitoring or updating accounting policies and procedures. The effect of a lack of adequate policies and procedures resulted in a potential for misstatements in many accounts with actual material adjustments to multiple accounts, including accrued expenses, product and service revenue and related costs, stock-based compensation expense, provision for income tax, and goodwill and intangible assets.

Remedial actions. In March 2009, we established a formal process for creating and maintaining corporate policies for CTI and Comverse, including accounting policies, and established an intranet site as the official repository for such policies. A similar process is in place for Verint. Functional specialists are responsible for determining the need and content of policies in their respective responsibility areas. We hired a Director of Technical Accounting and Policies at CTI and appointed a Vice President of Global Accounting at Verint to initiate development of corporate-wide accounting policies to ensure proper accounting for transactions that are in compliance with U.S. GAAP and consistently applied across all locations. As of the fiscal quarter ended October 31, 2010, accounting policies were issued for revenue recognition and goodwill and intangible assets. Such policies were issued and implemented earlier at Verint.

To remediate this deficiency at CTI and Comverse, additional accounting policies need to be developed and issued and corresponding training will need to be provided.

•

Reporting of significant account balances. We lacked effective procedures for ensuring the accuracy of reporting of significant account balances including the authorization, review, approval, documentation and record retention of related transactions and account reconciliations. Due to the related risks and significance of adjusting journal entries, this deficiency has been deemed an individual material weakness.

Remedial actions. We developed a policy defining requirements for effective and timely reconciliations of balance sheet accounts, including independent review and approval to improve the reliability of our financial reporting process.

In order to remediate this material weakness, we need to ensure our finance and accounting staff is complying with these new policy requirements.

•

Journal entries. We lacked effective procedures for ensuring review, approval, documentation and record retention related to journal entries. Due to the related risks associated with financial reporting and the amounts involved, this deficiency has been deemed an individual material weakness.

Remedial actions. To improve our controls over the processing of manual journal entries, we have formalized procedures beginning in fiscal 2008 to provide for automatic routing of entries at certain locations for management review and approval based upon established dollar thresholds. Further, we developed a policy to ensure that all manual journal entries recorded in our financial records are properly prepared, supported by adequate documents, and independently reviewed and approved.

To remediate this material weakness, integration of these policy requirements into our standard business processes is required.

•

Management override of controls. We did not design or maintain adequate policies and procedures to prevent and detect management override of existing controls. Due to the related risks associated with financial reporting and the amounts involved, this deficiency has been deemed an individual material weakness.

Remedial actions. We have implemented certain measures to reduce the likelihood of improper management override of controls, including the following:

•

We provided more effective communication to our employees regarding our independent whistleblower hotline to report concerns over inappropriate or illegal behavior, including improper attempts by management to override controls;

•	We updated the authorized signatory rights for CTI’s Board of Directors and its Audit Committee; and

•	In October 2010, we presented the results of our fraud risk assessment to the Audit Committee to assist it in its oversight responsibilities.

Although management override of internal control is an inherent risk in any entity, these changes have improved the oversight over the financial reporting process. However, until we have effectively remediated our weakness for ensuring proper review and approval of journal entries as noted in the preceding section, we will be unable to fully remediate this material weakness.

•

Segregation of duties and related analysis. In various accounting processes and applications, we did not effectively design or maintain appropriate controls to adequately segregate the job responsibilities and system user access for initiating, authorizing, and recording transactions in the accounting records, nor were adequate mitigating or monitoring controls in place. Specifically, we did not perform an analysis of financial reporting job responsibilities and system user access in order to establish effective segregation of responsibilities or to identify effective mitigating controls. Due to risks associated with potential lack of segregation of job duties with significant processes, this deficiency has been deemed an individual material weakness.

Remedial actions. We developed and implemented a framework for evaluating and remediating segregation of duties exposures within our primary Enterprise Resource Planning (or ERP) system for critical business processes by establishing rules and principles to eliminate or mitigate exposures and establishing a process to sustain the remediated environment.

As part of our remedial actions, we implemented an Oracle Governance, Risk, and Compliance (or GRC) module to monitor menu driven segregation of duties conflicts and identified non-menu driven conflicts and associated these conflicts to established controls within each process. In order to remediate this material weakness, we need additional time to complete the implementation of our remediation plans for significant business processes.

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

To remediate this deficiency, the policy requirements related to end-user computing controls need to be integrated into our daily operations.

•

U.S. GAAP reporting of foreign subsidiaries. We did not design or maintain adequate controls to ensure foreign subsidiaries were preparing financial statements in accordance with U.S. GAAP. Specifically, we did not maintain global accounting policies that provide U.S. GAAP guidance for the foreign subsidiaries.

Remedial actions. During the fiscal quarter ending January 31, 2011, the reporting of Comverse’s consolidation function which was performed in Tel Aviv was placed under the direction of the CTI’s Vice President – Corporate Controller who is located at our corporate headquarters in New York. Corporate headquarters is responsible for consolidating Comverse’s results with CTI and other subsidiaries to produce CTI’s consolidated financial statements and periodic reports.

In order to remediate this deficiency, ongoing formalization, communication and training on U.S. GAAP policies as well as demonstrated operating effectiveness of the review process need to be performed.

•	Intercompany reconciliations. We did not design or maintain controls to ensure intercompany balances were appropriately recorded and reconciled.

Remedial actions. During the fiscal quarter ended April 30, 2010, we deployed an intercompany help desk function to provide support to finance personnel responsible for reconciling intercompany transactions, including reviewing such transactions and associated supporting documentation to ensure proper processing. A defined objective of monitoring all intercompany relationships and reconciling them on a monthly basis was established in the fiscal quarter ended October 31, 2010.

The remedial actions taken with respect to intercompany reconciliations were not in place for fiscal 2009 for us to remediate this deficiency.

•

Disclosure controls. We did not design or maintain effective financial statement disclosure controls. Specifically, we did not have an effective disclosure committee and lacked sufficient processes to ensure timely reporting of financial data. This deficiency has been deemed an individual material weakness.

Remedial actions. To remediate this material weakness, we established a Disclosure Committee which meets on a quarterly basis or more frequently as circumstances dictate to assure that our SEC filings and other public disclosures are complete and accurate and otherwise comply with applicable requirements. Our Disclosure Committee, a management committee reporting to our Chief Executive Officer with oversight provided by our Audit Committee, includes individuals knowledgeable about, among other things, SEC rules and regulations, financial reporting, and internal control matters. We also documented a formal disclosure policy and procedures to govern the work of the Disclosure Committee.

We developed a sub-certification process including a questionnaire for various functional areas within our business, including an addendum specifically targeted for finance and accounting, to be completed quarterly and annually by designated managers to certify on various matters impacting the integrity of our financial statements and related disclosures.

We believe these actions, along with ongoing training, skills enhancement and controls monitoring, as well as the demonstrated ability to maintain a timely and consistent financial reporting process will be sufficient to support remediation of this individual material weakness.

Despite the remedial actions taken as described above, we are not able to remediate our material weakness for financial statement close and reporting process.

Monitoring. The COSO report states that “internal control systems need to be monitored – a process that assesses the quality of the system’s performance over time. This is accomplished through on-going monitoring activities, separate evaluations, or a combination of the two.” We identified a material weakness in our monitoring processes, based on the following deficiencies:

•

Internal audit function. Although we had recently established an internal audit function prior to January 31, 2009, we did not operate that function effectively nor did the audit function maintain a sufficient complement of personnel to provide adequate monitoring of control activities.

Remedial actions. We have improved the effectiveness of our internal audit function by taking the following actions:

•	Hired a Director of Internal Audit and a Sarbanes-Oxley (or SOX) Compliance Manager (both Comverse), both of whom have global responsibilities and report to our Chief Compliance Officer;

•	Hired additional internal audit staff to provide incremental resources in support of our SOX and internal audit activities;

•	Documented formalized audit procedures, including quality review requirements to promote consistency and accuracy of deliverables from our SOX compliance program;

•	Deployed an automated tool to provide more efficient management and reporting for our SOX compliance program; and

•	Updated our internal audit charter which has been approved by our Audit Committee to make the charter more robust and reflective of a high performing internal audit team.

Based on the above measures, we believe we have adequately remediated our deficiency for the internal audit function.

•	Subsidiary locations. We did not design or maintain effective procedures for monitoring internal control over financial reporting for subsidiary locations.

Remedial actions. For CTI, during the fiscal quarter ended April 30, 2010, we developed a process to establish monitoring procedures over our subsidiary locations. During the fiscal quarter ended July 31, 2010, initial information sharing sessions were held with our subsidiaries with quarterly meetings to be held regularly in the future. At Verint, we have designed and are completing our implementation of, analytical procedures to review the financial results at each of Verint’s subsidiary locations on a regular basis.

In order to remediate our material weakness, additional discipline and structure needs to developed and implemented over our subsidiary locations including strengthening our analytical review procedures to properly review our subsidiary financial results.

Risk assessment programs. We did not design or maintain a risk oversight function enabling management to identify, evaluate, monitor and report on risks to financial reporting throughout the organization.

Remedial actions. We have established mechanisms to identify, evaluate, and monitor risks to financial reporting throughout the organization as shown below to remediate this material weakness:

•	We initiated a global risk assessment to develop an internal audit plan that was approved by our Audit Committee for the fiscal quarter ended April 30, 2010;

•	As noted above in the section entitled “Disclosure controls,” we established a Disclosure Committee to review SEC filings and other public disclosures for accuracy and completeness; and

•	As noted above in the section entitled “Fraud risk management,” we established an anti-fraud program to evaluate compliance with the FCPA at certain high risk locations.

Since we did not complete the global risk assessment by the end of fiscal 2009, we were unable to remediate this material weakness.

Stock-based compensation. We did not design or maintain adequate policies and procedures to ensure effective controls over the authorization and administration for stock-based compensation. Specifically, the following deficiencies were identified:

•

Authorization and administration of awards. We did not design or maintain adequate procedures or effective controls sufficient to ensure that awards were duly authorized on the dates of record and that grantees were notified in a timely manner; and

•

Tracking of employee data. We did not design or maintain adequate procedures or effective controls over reporting changes affecting employees and other award holders, such as hires, terminations, relocations, that ultimately impacted the accounting for compensation expense.

Remedial actions. We have implemented the following measures to ensure all equity awards are properly approved and changes affecting employee data are properly controlled to remediate these deficiencies:

•	We implemented an on-line stock option grant acceptance process through an external service provider that specialized in grant acceptance and administration;

•

We formalized a policy to establish documented guidelines for our human resources, finance, and legal teams to follow to properly govern administration of our equity awards and associated plans. As part of this policy, we:

•

defined specific responsibilities for key groups or individuals involved in the recommendation, approval and administration of our equity awards, including our Board of Directors and its Compensation and Leadership Committee, Chief Executive Officer, Executive Vice President of Human Resources, business unit senior management, finance and legal department; and,

•	established standard timeframes in which grants can be awarded, either on an annual basis or off-cycle for new hires or to address other special circumstances.

The remedial measures taken with respect to authorization and administration of awards and tracking of employee data are adequate to remediate our deficiencies in these two areas.

•

Accounting and disclosure. We did not design or maintain adequate procedures or effective controls over accounting and disclosure of compensation expense related to awards. Specifically, we lacked a process of financial oversight over the stock-based compensation process; and

•	Record retention. We did not maintain adequate supporting documentation evidencing the authorization, modification, and accounting for our stock-based awards.

Remedial actions. We hired a Benefits Accountant to address accounting-related issues pertaining to our equity award plans.

In order to remediate the material weakness related to stock-based compensation, additional remedial measures must be instituted related to accounting and disclosure and record retention deficiencies.

Revenue recognition. Our policies and procedures were not adequate to ensure effective controls over the recognition of revenue related to recognizing, recording and disclosing our product and services revenue, accounts receivable, deferred revenue and related cost of sales in accordance with U.S. GAAP initially resulting in insufficient deferral of revenue into later periods. We did not have adequate procedures nor maintain adequate documentation to account for revenue recognition arrangements in accordance with the applicable revenue recognition guidance, specifically:

•

Nature of project. We did not establish adequate procedures or effective controls to identify the nature of the project, capture necessary data, and determine whether revenue should be recognized in accordance with the applicable revenue recognition guidance.

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

•	Extended payment terms. For Comverse, we did not establish adequate procedures or effective controls to identify and account for extended payment terms.

•	Foreign currency re-measurement. For Comverse, we did not have adequate procedures and controls in place to account for foreign currency re-measurement of revenue and deferred revenue.

•	Completion of installation services. We did not establish adequate procedures or effective controls to identify sufficient evidence of completion of installation services.

•

Communication and coordination. We lacked consistent communication and coordination between and among the various finance and non-finance organizations on the scope and terms of customer arrangements, including the proper identification of all undelivered contractual obligations that impacted revenue recognition.

Remedial actions. To put the proper focus and attention on revenue recognition, we have established a Revenue Accounting team in fiscal 2009 to establish our revenue recognition policies and guidelines and assume accountability for ensuring our revenue is properly reported in our financial statements. For Comverse and Verint, we have staffed the following key positions within this team:

•	Vice President – Revenue Recognition and Accounting (Comverse);

•	Director – Software Revenue Recognition (Comverse);

•	Director – Revenue Accounting (Comverse);

•	Director – Contract Accounting (Comverse);

•	VP Finance and Global Revenue Controller (Verint); and

•	Regional Revenue Controllers (Verint).

We have also filled various other supporting revenue accounting positions to improve the complement of personnel and technical accounting expertise within our revenue accounting organization. All members of the revenue accounting team are trained in the applicable revenue recognition guidance and are closely managed and trained by one of the three Revenue Accounting Directors.

In addition to the resource augmentations described above, we have implemented new procedures, guidelines, and documentation requirements to ensure that revenue is recognized in accordance with U.S. GAAP. Specifically, we have implemented the following remedial measures during the fiscal quarter ended July 31, 2010:

•	Revenue recognition guidelines have been developed and shared with key individuals in the Sales organization to promote increased coordination with Revenue Accounting;

•	All contracts are reviewed by Revenue Accounting personnel with in-depth knowledge of the applicable revenue recognition guidance;

•

All revenue recognition conclusions are documented in a comprehensive checklist and stored with appropriate supporting documentation. The comprehensive checklist addresses all aspects of the applicable revenue recognition guidance, including nature of the project, VSOE of the fair value of post-contract customer support (or PCS), extended payment terms, and completion of installations services;

•	All material contracts are reviewed by the Vice President – Revenue Recognition and Accounting, Director- Software Revenue Recognition, or by the Director – Revenue Accounting;

•

New guidelines and procedures have been developed and implemented to determine if a contract should be accounted for under the applicable revenue recognition guidance. New guidelines and procedures have been developed and implemented to determine if VSOE of the fair value of PCS exists for a contract;

•

New guidelines and procedures have been established to identify sufficient evidence of completion of installation. For all orders accepted beginning in fiscal 2009, revenue recognition did not commence until a completed customer acceptance notice and / or project manager acceptance notice was received;

•	New guidelines and procedures have been developed and implemented to identify and evaluate arrangements that include extended payment terms;

•

New policies, procedures, and systems were implemented to properly account for transactions denominated in currencies other than USD, thereby ensuring that revenue and deferred revenue were properly re-measured under U.S. GAAP; and

•

Procedures for our Sales, Research and Development, and Global Services organizations have been developed to ensure that information required to make proper revenue recognition conclusions is documented and clearly understood by all responsible groups.

•

In addition, at Verint, we have significantly increased our investment in the design and implementation of enhanced information technology systems and user applications commensurate with the complexity of our business and our financial reporting requirements, including a broader and more sophisticated implementation of our Enterprise Resource Planning system, particularly in the area of revenue recognition accounting.

•

Provided training to increase our general understanding of revenue recognition principles and enhance awareness of the implications associated with non-standard arrangements requiring specific revenue recognition.

While significant improvements have been made as described above, we must continue our documentation and testing efforts and embed our policies and controls into daily operational processes to demonstrate the operating effectiveness of these remedial measures in order to remediate this material weakness.

Income taxes. We did not design or maintain adequate policies and procedures to ensure the completeness, accuracy, preparation and review of the income tax provision, related account balances and disclosures sufficient to prevent the material misstatement of related account balances. Furthermore, we did not have adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP resulting in improper initial increases or decreases in provisions for income taxes, related tax liabilities and deferred income tax assets and liabilities. Specifically, the following deficiencies were identified:

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

Remedial actions. To put the proper focus and attention on income taxes, we established a global corporate tax organization in March 2009 and subsequently staffed it with resources having sufficient technical income tax expertise, specifically:

•	Vice President of Global Tax (CTI);

•	Assistant Vice President of Global Tax (Comverse);

•	Director of Tax – Americas (Comverse);

•	Director of Tax – EMEA (Comverse);

•	VAT Director (Comverse);

•	Director of Tax Reporting (Comverse);

•	Vice President of Tax (Verint);

•	Director of Domestic Tax (Verint);

•	Director of International Tax (Verint); and

•	Tax Manager (Verint).

Beyond the personnel augmentation described above, we have staffed additional supporting positions to expand the complement of personnel and technical accounting expertise of our corporate tax organization. Furthermore, we have implemented a tax software program at Verint designed to prepare our consolidated tax provisions and disclosures at that subsidiary and plan to implement similar software at Comverse in the fiscal year ending January 31, 2012.

To remediate this material weakness, we are continuing our efforts to augment our staff and develop our procedures and controls over our income tax process.

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

Remedial actions. We developed procedures to properly account for the management of fixed assets and the related costs. Additionally, consistent with other control process improvements, we have defined and implemented supporting documentation requirements.

A fixed asset policy needs to be developed to provide guidance on processing, recording and classifying fixed assets and our processes may need to be modified to ensure conformance with these requirements to remediate this material weakness.

Investments. We did not design or maintain adequate policies and procedures to timely and effectively calculate the valuation of complex investments lacking an active market.

Remedial actions. We developed and implemented a corporate investments policy to, among other things; restrict future investments in Auction Rate Securities (ARS), without the approval of our Corporate Treasurer and/or Chief Financial Officer, during fiscal 2009. In addition, investment valuations for ARS are performed by a third-party service provider on a quarterly basis. In May 2009, we established a process to evaluate the competence and expertise of the third-parties performing such evaluations, including requirements to complete an assessment of the methodology and assumptions used in the valuations of ARS. Our initial evaluation was completed in May 2009 with requirements to perform an annual assessment on a go-forward basis. We need to formalize our review process and demonstrate our ability to perform the reviews on a consistent basis in order to fully remediate this material weakness.

Impairment of goodwill. We did not design or maintain adequate policies and procedures to timely and effectively monitor, test and calculate goodwill impairment, exacerbated by an inadequacy of our long-range budgeting and forecasting process for certain reporting units.

Remedial actions. To address this material weakness, we took the following remedial actions:

•

During the fiscal quarter ended April 30, 2010, we developed a policy to provide guidance on the accounting for goodwill, which includes a process for performing an impairment analysis annually or more frequently if events or circumstances indicate a potential for impairment, in compliance with U.S. GAAP;

•	We developed control documentation to formalize our internal controls over the impairment of goodwill for the fiscal quarter ended July 31, 2010;

•	During the fiscal quarter ended April 30, 2010, we hired a Vice President—Financial Planning and Analysis (CTI); and

•	We began working with a consultant to help us develop a cash flow forecasting model during the quarter ended October 31, 2010.

In order to enable us to remediate this material weakness, additional work is required to improve our projections of cash flows to support our impairment testing. Also, we need to demonstrate control over review and approvals, and we need to document our annual valuation assumptions and process.

Impairment of intangible assets. We did not design or maintain adequate policies and procedures to timely and effectively identify potential triggering events which would result in impairment of intangible assets and we did not identify impairment on a timely basis.

Remedial actions. During the fiscal quarter ended April 30, 2010, we developed a policy to provide guidance on accounting for intangible assets, which included a process for performing an impairment analysis in compliance with U.S. GAAP. During the fiscal quarter ended July 31, 2010, we developed control documentation to formalize our internal controls over the impairment of intangible assets.

The operating effectiveness of the controls underlying these remedial actions as well as enhanced skills development for the staff performing the impairment analysis needs to be demonstrated to remediate this deficiency.

Legal contingencies. We did not design or maintain adequate policies and procedures to timely and effectively identify, analyze, document and record potential legal contingencies.

Remedial actions. During the fiscal quarter ended April 30, 2010, we developed a disputes policy and procedures including the establishment of a disputes committee. The disputes committee is chaired by legal and includes representation from compliance, accounting, human resources, procurement, and sales. The disputes committee meets quarterly to ensure prompt and consistent identification of potential disputes and proper recording of potential liabilities. The disputes policy was rolled-out to the field effective for the fiscal quarter ended July 31, 2010. Policy requirements have also been developed for the timely and effective reconciliation of all balance sheet accounts for fiscal 2009.

A global process needs to be established to properly record potential liabilities and reconcile the balances on the books to the views of the dispute committee to remediate this material weakness.

Accrued expenses. We did not design or maintain adequate policies and procedures to appropriately and consistently account for accrued expenses in the appropriate period.

Remedial actions. Measures to improve processing over accrued expenses to date include implementation of policies previously referenced, specifically:

•	a manual journal entry policy to ensure that all entries recorded in our financial records are properly prepared, supported by adequate documents, and independently reviewed and approved; and

•

an account reconciliation policy defining requirements for effective and timely reconciliations of balance sheet accounts, including independent review and approval to improve the reliability of our financial reporting process.

In order to remediate this material weakness, additional policies need to be developed, communicated to effected employees, and implemented with appropriate training provided as well as demonstrated operating effectiveness of related key controls.

Classification of expenses. We did not design or maintain adequate policies and procedures to properly and consistently allocate costs between cost of goods sold, research and development, and selling, general, and administrative costs.

Remedial actions. To improve processing over classification of expenses, a manual journal entry policy was implemented to ensure that all entries recorded in our financial records are properly prepared, correctly coded in accordance with CTI and Comverse requirements and GAAP, supported by adequate documents, and independently reviewed and approved.

In order to remediate this material weakness, additional policies and procedures related to the classification of expenses needs to be developed and implemented with corresponding training provided to effected employees.

Ongoing remediation efforts. While we have made substantial progress in remediating our material weaknesses as previously described, we will continue developing remediation plans and implementing additional changes to address these weaknesses but we still expect to have some material weaknesses at January 31, 2011. We are committed to continuous improvement of our internal control environment as we diligently review our financial reporting controls and procedures. As we evaluate and work toward improving our internal control over financial reporting and our disclosure controls and procedures, we may determine the need to take additional measures to address control deficiencies or modify remediation plans as appropriate. We believe that the measures taken to date, in conjunction with additional actions being developed, will adequately address our material weaknesses.

Based on the material weaknesses described above, we concluded that, as of January 31, 2010, our internal control over financial reporting was not effective based on criteria in Internal Control — Integrated Framework issued by the COSO.

Our independent registered public accounting firm expressed an adverse opinion on our internal control over financial reporting, which report appears herein.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred since our last filing that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, since our last filing, Verint evaluated its remedial actions to address its previously disclosed material weaknesses in internal control over financial reporting. As a result of the remedial actions described below, Verint concluded that it had remediated its material weaknesses related to risk assessment and equity compensation. To address its material weakness related to risk assessment, Verint took the following remedial actions:

•	appointed a Chief Compliance Officer establishing a robust world-wide compliance program;

•	performed a detailed global scoping and risk assessment analysis in order to identify all material locations; and

•	conducted a global fraud risk assessment and IT risk assessment with the assistance of third party specialists.

To address its material weakness related to equity compensation, Verint took the following remedial actions:

•	engaged a large global public accounting firm to act as an external subject matter expert with respect to the accounting for and disclosure of stock-based compensation related matters;

•	centralized responsibility for the administration of stock-based compensation within the purview of the Senior Vice President and Corporate Controller; and

•	developed and implemented procedures for the proper recognition of stock-based compensation expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Comverse Technology, Inc.

New York, New York

We have audited the internal control over financial reporting of Comverse Technology, Inc. and subsidiaries (the “Company”) as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•

Control Environment. The Company did not design, establish, and maintain effective controls over financial reporting for the control environment component of the Committee of Sponsoring Organization (“COSO”) framework. Specifically:

•

The Company has not demonstrated appropriate and sufficient discipline relating to policy and procedural compliance, which has partly resulted in the continuance of the below noted material weaknesses.

•

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

•

Control Activities Associated with Financial Statement Closing and Reporting Process. The Company did not design, establish and maintain effective controls over financial statement closing and reporting process. The specific deficiencies contributing to this material weakness were as follows:

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

•

End-user computing controls. The Company did not design or maintain adequate policies and procedures regarding end-user computing. Specifically, controls over the access to, and completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed. Furthermore, the Company did not have effective end-user general controls over access, change management, and validation of spreadsheets used in the financial processes, nor did it have formal policies and procedures in place relating to the use of spreadsheets.

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

•

Monitoring. The Company did not design, establish, and maintain effective controls over financial reporting for the monitoring component of the COSO framework, as it relates to monitoring of internal control over financial reporting for its subsidiary locations.

•

Risk Assessment Programs. The Company did not design or maintain a risk oversight function enabling its management to identify, evaluate, monitor and report on risks to financial reporting throughout the organization.

•

Stock-Based Compensation. The Company did not design or maintain adequate policies and procedures to ensure effective controls over the accounting and disclosure for stock-based compensation. The specific deficiencies contributing to this material weakness were as follows:

•

Accounting and disclosure. The Company did not design or maintain adequate procedures or effective controls over accounting and disclosure of compensation expense related to awards. Specifically, the Company lacked a process of financial oversight over the stock-based compensation process.

•	Record retention. The Company did not maintain adequate supporting documentation evidencing the authorization, modification, and accounting for its stock-based awards.

•

Revenue Recognition. The Company did not design or maintain adequate policies and procedures to ensure effective controls over the recognition of revenue related to recognizing, recording and disclosing its product and service revenues, accounts receivable, deferred revenue and related cost of sales in accordance with U.S. GAAP. In addition, the Company did not have adequate procedures nor maintain adequate documentation to account for revenue recognition arrangements in accordance with the applicable revenue recognition guidance. The specific deficiencies contributing to this material weakness were as follows:

•

Nature of project. The Company did not establish adequate procedures or effective controls to identify the nature of the project, capture necessary data, and determine whether revenue should be recognized in accordance with the applicable revenue recognition guidance.

•

Vendor specific objective evidence (“VSOE’) of fair value. The Company did not establish adequate procedures or effective controls related to establishment of VSOE of fair value for installation, post-contract customer support, or training services.

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

•

Communication and coordination. The Company lacked consistent communication and coordination between and among the various finance and non-finance organizations on the scope and terms of customer arrangements, including the proper identification of all undelivered contractual obligations that impacted revenue recognition.

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

•	Investments. The Company did not design or maintain adequate policies and procedures to timely and effectively calculate the valuation of complex investments.

•	Impairment of Goodwill. The Company did not design or maintain adequate policies and procedures to timely and effectively monitor, test and calculate goodwill for impairment.

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended January 31, 2010, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s Report on Internal Control Over Financial Reporting contains disclosures about corrective actions taken by the entity after the date of management’s assessment relating to material weaknesses that existed as of January 31, 2010. The scope of our work was not sufficient to enable us to express, and we do not express, an opinion about such corrective actions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of January 31, 2010, of the Company and our report dated January 25, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included explanatory paragraphs regarding (1) the Company’s retrospective adoption of new accounting guidance for the reporting and disclosure of noncontrolling interests and debt with conversion and other options, that may be settled in cash upon conversion, as discussed in Note 2 to the consolidated financial statements and (2) a substantial number of subsequent events since January 31, 2010 as discussed in Note 26 to the consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York

January 25, 2011

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board was reconstituted during the months following commencement of the Special Committee’s investigations. Of the 11 current directors, ten joined the Board following the commencement of the Special Committee’s Phase I Investigation. Each of the current members of the Board of Directors will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal. CTI has not held an annual meeting of its shareholders since June 2005. Vacancies on the Board of Directors that have arisen due to the departures of former directors have been filled by the vote of the Board of Directors, as contemplated by CTI’s Amended and Restated By-Laws and Certificate of Incorporation, as amended.

Board Composition

The Board is responsible for recommending director nominees to shareholders for their election to serve as its members. The Board has delegated to the Corporate Governance and Nominating Committee the responsibility to identify and evaluate director candidates to be elected or re-elected by shareholders and to fill any vacancies on the Board. In addition, the Corporate Governance and Nominating Committee reviews periodically the composition of the Board as a whole, including whether the directors reflect an appropriate level of independence, sound judgment, business specialization, technical skills, diversity and other desired qualities and whether the Board is of the appropriate size at that point in time. Such evaluations have been conducted with the assistance of a reputable executive consulting firm. CTI’s By-Laws and the Corporate Governance Guidelines and Principles set forth certain criteria for the nomination of directors. Corporate Governance Guidelines and Principles provide that it is the expectation of the Board that all members of the Board, other than the Chief Executive Officer, be independent. In addition, director candidates must exhibit high personal and professional ethics, integrity and values, experience relevant to the Board’s oversight of the business and a commitment to the long-term interests of the shareholders. They must be capable of objective and mature judgment grounded in an inquisitive perspective and practical wisdom. To fulfill these objectives, the Board has determined that it is important to nominate directors with the experiences, qualifications and skills that include, among others:

•

Leadership Experience. We believe that directors with experience in significant leadership positions over an extended period, especially chief executive officer positions, generally possess strong abilities to motivate and manage others and to identify and develop leadership qualities in others. They also generally possess a practical understanding of organizations, processes, strategy, risk management and the methods to drive change and growth.

•

Financial and Accounting Experience. Currently, and in recent years, our Board required significant financial and accounting expertise in conducting the Special Committee investigations and overseeing the revenue recognition evaluations as well as our efforts to become current in our periodic reporting obligations under the federal securities laws. In addition, we believe that an understanding of finance and financial reporting processes enables our directors to evaluate and understand the impact of business decisions on our financial statements and capital structure.

•	Industry Experience. We seek to have directors with experience as executives, directors or in other leadership positions in industries relevant to our business.

•

Operational Experience. We believe that directors who are current or former executives with direct operational responsibilities bring valuable practical insight to helping develop, implement and assess our operations, operating plan and business strategy.

•

Global Experience. Our future success depends, in part, on our success in maintaining and growing our businesses outside the United States. We believe that directors with significant global experience bring valuable insight in developing and assessing our international business strategy.

•

Investment and Transactional Experience. We have been in the process of evaluating strategic alternatives for our company and how to maximize value for our shareholders. Consequently, we believe that directors with experience in public and private investments and transactions bring valuable insight in analyzing the options that are available to us.

•

Public Company Board and Corporate Governance Experience. Directors with experience as executives or directors of other publicly-traded companies generally are well prepared to fulfill the Board’s responsibilities of overseeing and providing insight and guidance to management, and help further our goals of greater transparency, accountability for management and the Board, and protection of shareholder interests.

The Board seeks to reflect diverse experience and candidates are selected with this balance in mind. The Board and the Corporate Governance and Nominating Committee are sensitive to abiding by these guidelines acknowledging that CTI has not held an annual meeting of its shareholders for the election of directors since June 16, 2005 due to our inability to become current in our periodic reporting obligations under the federal securities laws and that ten of our 11 directors have been elected by the Board. We believe that the composition of our Board is balanced and that the diverse experiences, qualifications and skills of our directors enable us to adequately address our current challenges and execute our strategies.

Background of Current Directors

The following is a summary of the qualifications and experience of the current members of CTI’s Board of Directors.

Raz Alon. Mr. Alon, age 48, has served as a member of the Board since December 2003, and served as CTI’s interim Chief Executive Officer from April to November 2006. Since November 2000, Mr. Alon has served as Chairman of TopView Ventures LLC, an investment firm focused on special situation investments in a broad range of industries. From 1998 to 2000, Mr. Alon served as a Director in the mergers and acquisitions department of Merrill Lynch & Co., Inc. with a focus on private equity and financial sponsor clients. From 1996 to 1998, Mr. Alon served as a Director at SG Securities Inc., the U.S. based mergers and acquisitions and merchant banking business unit of Société Générale SA. From 1991 to 1996, Mr. Alon worked as an investment banker at Lehman Brothers Inc. Mr. Alon served as the Chairman of the Board of Directors of Ulticom, Inc. during the last five years. Mr. Alon received a B.S. in Computer Science and Engineering, magna cum laude, from the University of California, Los Angeles in 1988 and an M.B.A. from Harvard Business School in 1991. Mr. Alon is an independent director. Mr. Alon’s qualifications to serve on the Board include his investment and transactional experience at investment banking firms and as a private investor. Mr. Alon also has public company board and corporate governance experience attributable to his service as an independent director of a NASDAQ-listed company.

Susan D. Bowick. Ms. Bowick, age 62, has served as a member of CTI’s Board of Directors since December 2006. Ms. Bowick served as a consultant to the joint venture of Nokia Corporation and Siemens A.G. during 2006. From 2004 to 2007, Ms. Bowick served as an independent consultant to SAP A.G., a provider of software solutions, and Nokia Corporation, a manufacturer of mobile devices. From 1977 to 2004, Ms. Bowick served at various executive positions with Hewlett-Packard Company, a provider of information technology, infrastructure, personal computing, global services and imaging and printing, most recently as its Executive Vice President, Human Resources and Workforce Development. Ms. Bowick serves as an independent director and the Chair of the Compensation and Leadership

Committee of EarthLink, Inc., an Internet service provider. In addition, Ms. Bowick served as a guest lecturer at Stanford Graduate School of Business and was a founding Board member of the Washington state M.E.S.A. program engaged in the identification and retention of high potential junior high students. Ms. Bowick holds a B.S., Business Administration and Education from the University of Nebraska. Ms. Bowick is an independent director. Ms. Bowick’s qualifications to serve on the Board include her leadership, operational and global experience as a consultant and executive in the area of executive compensation and human resources at publicly-held companies. Ms. Bowick also has public company board and corporate governance experience attributable to her service as an independent director of a NASDAQ-listed company.

Charles J. Burdick (Chairman of the Board). Mr. Burdick, age 59, has served as a member of CTI’s Board of Directors since December 2006 and as Chairman of the Board since March 2008. Until July 2005, he was Chief Executive Officer of HIT Entertainment Plc, a publicly listed provider of pre-school children’s entertainment. From 1996 to 2004, Mr. Burdick worked for Telewest Communications, the second largest cable television company in the United Kingdom, serving as Chief Financial Officer and Chief Executive Officer. In these roles, Mr. Burdick oversaw the financial and operational restructuring of Telewest and was responsible for leading and financing the acquisitions of a number of cable companies. Mr. Burdick has also held a series of financial positions with TimeWarner, US WEST and MediaOne, specializing in corporate finance, mergers and acquisitions, and international treasury. Mr. Burdick currently serves as an independent non-executive director and Chairman of the Compensation Committee of CTC Media, a leading independent media company in Russia, as an independent non-executive director of Transcom WorldWide S.A., a Luxembourg based global provider of outsourced customer and credit management services and as a director of Verint Systems. Mr. Burdick also served as a director of Bally Total Fitness Holding Corporation, HIT Entertainment plc, QXL plc and Singer and Friedlander (owned by the Kaupthing Group) during the last five years. Mr. Burdick holds a M.B.A. from the University of California, Los Angeles and a B.A. in Economics from the University of California, Santa Barbara. Mr. Burdick is an independent director. Mr. Burdick’s qualifications to serve on the Board include his leadership, financial and accounting, industry, operational, global and public company board and corporate governance experience attributable to his service as an executive officer and director of telecommunications and media companies with more than 25 years in the industry.

Andre Dahan (President and Chief Executive Officer). Mr. Dahan, age 61, has served as CTI’s President and Chief Executive Officer, as well as a member of CTI’s Board of Directors since April 2007. Since November 2007, Mr. Dahan also serves as President and Chief Executive Officer of Comverse, Inc. From July 2001 to December 2004, Mr. Dahan was President and Chief Executive Officer of Mobile Multimedia Services at AT&T Wireless. From 1997 to 2001, Mr. Dahan served in various positions with Dun & Bradstreet, a global business information and business tools provider, including as Senior Vice President, Electronic Commerce of The Dun & Bradstreet Corporation from 2000 to 2001, as President of eccelerate.com, Inc. (a subsidiary of Dun & Bradstreet) from 1999 to 2001, as President of Dun & Bradstreet, North America and Global Accounts from 1999 to 2000, and as President of Dun & Bradstreet U.S. from 1997 to 1999. Previously, he served as Senior Vice President of World Wide Operations for Sequent Computers from 1996 to 1997, and in various management positions at Teradata Corporation from 1986 to 1995. Mr. Dahan serves as a director of Comverse, Inc. (and several of its subsidiaries), Verint Systems and Starhome B.V. Mr. Dahan served as a director of Ulticom, Inc., NeuStar, Inc. and Palmsource, Inc. during the last five years. Mr. Dahan holds an engineering degree in computer software from the Hadassa Technology Institute in Israel. Mr. Dahan’s qualifications to serve on the Board include his leadership, industry, operational, global and public company and corporate governance experience attributable to his service as Chief Executive Officer of CTI, including his intimate knowledge of our company, its operations, assets, customers, competitors and industry, as well as his service as an executive officer in the telecommunications and business information industries.

Robert Dubner. Mr. Dubner, age 68, has served as a member of CTI’s Board of Directors since January 2009. Mr. Dubner is presently an independent consultant providing senior advisory services to companies, including Momentive Performance Materials Inc., a silicon manufacturing company (since October 2007), and Noranda Aluminum Holding Corporation, a leading North American integrated producer of primary aluminum products and rolled aluminum coils (since March 2008) and a senior advisor to the global leader of PricewaterhouseCoopers Consulting (since June 2008). Mr. Dubner previously served as an independent consultant to Covalence Specialty Materials Corp., a company which manufactures plastic packaging (from September 2006 until July 2007). From October 2002 until December 2004, Mr. Dubner was a management consulting partner and member of IBM Corporation’s Business Consulting Services Global Middle Market leadership team. Mr. Dubner had previously been a partner of Coopers & Lybrand International from 1991 to 1998, and then was a partner with PricewaterhouseCoopers LLP from 1998 to 2002, serving as the U.S. and global leader of its middle market consulting practice. He served as an elected member of Coopers & Lybrand’s Board of Partners from 1995 to 1998 and PricewaterhouseCoopers’ U.S. Board of Partners from 1998 to 2001. In addition, Mr. Dubner serves as a director of Hudson Highland Group, Inc., a temporary and permanent staffing company. Mr. Dubner served as a director of Perf Go Green Holdings, Inc. during the last five years. Mr. Dubner holds a B.A. from Franklin & Marshall College and an M.B.A. from New York University. Mr. Dubner is an independent director. Mr. Dubner’s qualifications to serve on the Board include his operational experience attributable to his service as a strategic and management consultant for companies in a variety of industries and his financial and accounting experience as a partner in prominent accounting firms.

Richard N. Nottenburg, Ph. D. Dr. Nottenburg, age 57, has served as a member of CTI’s Board of Directors since December 2006. From June 2008 until October 2010, Dr. Nottenburg served as President, Chief Executive Officer and a director of Sonus Networks, Inc., an IP-voice service provider. From February 2004 until May 2008, Dr. Nottenburg was an officer with Motorola, Inc., ultimately serving as its Executive Vice President, Chief Strategy Officer and Chief Technology Officer. While at Motorola, Dr. Nottenburg was responsible for shaping Motorola’s overall corporate strategy. Prior to joining Motorola as an officer in July 2004, Dr. Nottenburg was a strategic consultant to the company from January 2004 to July 2004. Prior to that, Dr. Nottenburg was Vice President and General Manager of Vitesse Semiconductor Corporation after its merger with Multilink Technology Corporation in 2003. From 1995 to 2003, Dr. Nottenburg served as President and Chief Executive Officer of Multilink leading the company from inception to a successful initial public offering in 2001. Dr. Nottenburg serves as a director Aeroflex Holding Corp., a global provider of radio frequency and microwave integrated circuits, components and systems. He holds a Doctor of Science Degree in Electrical Engineering from the Ecole Polytechnique Federale de Lausanne in Lausanne, Switzerland, a Master of Science Degree in Electrical Engineering from Colorado State University and a Bachelor of Science Degree in Electrical Engineering from Polytechnic Institute of New York. Mr. Nottenburg is an independent director. Dr. Nottenburg’s qualifications to serve on the Board include his leadership, industry, operational, global and investment and transactional experience attributable to his service as an executive officer of several telecommunications companies, including, most recently, as chief executive officer of a NASDAQ-listed company. Dr. Nottenburg also has public company board and corporate governance experience attributable to his service as a director of a publicly-traded company.

Joseph O’Donnell. Mr. O’Donnell, age 64, has served as a member of CTI’s Board of Directors since December 2006. From March 2008 to April 2009, Mr. O’Donnell served as the Chief Executive Officer of Inmar Inc., a provider of technology-driven logistics management solutions to retailers, wholesalers, and manufacturers in the consumer goods and healthcare markets. Mr. O’Donnell served as Chief Executive Officer, President and Chairman of the Board of Artesyn Technologies, Inc., a supplier of power conversion equipment and real-time embedded computing solutions to telecommunications equipment suppliers, from 1994 to 2006. Prior thereto, Mr. O’Donnell served as the Chief Executive Officer of Savin Corporation and as President and Chief Executive Officer of Go/Dan Industries. Mr. O’Donnell serves as a director and Chairman of the Nominating and Corporate Governance Committee of Comverge, Inc., a provider of demand management solutions to the electricity markets, and as a director and member of the Audit Committee and Nominating and Corporate Governance Committee of ModusLink Global Solutions, Inc., a provider of global supply chain business process management serving technology-based clients. Mr. O’Donnell also serves as a member of the University of Tennessee School of Business Advisory Board. In addition, Mr. O’Donnell served as a director of Parametric Technology Corporation, MTS Systems Corporation and Superior Essex Inc. during the last five years. Mr. O’Donnell holds a B.S. and M.B.A. from the University of Tennessee. Mr. O’Donnell is an independent director. Mr. O’Donnell’s qualifications to serve on the Board include his leadership and operational experience attributable to his service as a chief executive officer of several technology-related companies, including a telecommunications equipment vendor. Mr. O’Donnell also has public company board and corporate governance experience attributable to his service as a director of publicly-traded companies.

Augustus K. Oliver. Mr. Oliver, age 61, has served as a member of CTI’s Board of Directors since May 2007. Since March 2005, Mr. Oliver has been a managing member of Oliver Press Partners, LLC, an investment advisor, and, prior to that, a Senior Managing Director of WaterView Advisors LLC, a private equity investment firm since October 1999. Mr. Oliver currently serves as a director of Scholastic Corporation, a global children’s publishing, education and media company, and The Phoenix Companies, Inc., a provider of life insurance and annuity products. Mr. Oliver also served as a director of Emageon, Inc. during the last five years. Mr. Oliver holds a J.D. from American University and a B.A. from Yale University. Mr. Oliver is an independent director. Mr. Oliver’s qualifications to serve on the Board include his investment and transactional experience attributable to his background as an investor in private and publicly-traded companies. Mr. Oliver also has public company board and corporate governance experience attributable to his service as a director of publicly-traded companies.

A. Alexander Porter, Jr. Mr. Porter, age 72, has served as a member of CTI’s Board of Directors since May 2007. Mr. Porter is a managing member of investment management firm Porter Orlin LLC, which he founded in 1976. Mr. Porter is also a member of the board of directors of Distribution Technology, Inc., a privately-held warehousing and distribution company, SLM Corporation, a provider of student loans and administrator of college savings plans, and Rollcast Energy Inc., a power generation facility owner and operator. In addition, Mr. Porter serves as a member of the board of directors of several not-for profit organizations, including the John Simon Guggenheim Memorial Foundation, the Library of America, and Queens University, and is a Trustee of Davidson College. Mr. Porter holds a B.A. in English from Davidson College. Mr. Porter is an independent director. Mr. Porter’s qualifications to serve on the Board include his investment and transactional experience attributable to his background as an investor in publicly-traded companies. Mr. Porter also has public company board and corporate governance experience attributable to his service as a director of publicly-traded companies.

Theodore H. Schell. Mr. Schell, age 66, has served as a member of CTI’s Board of Directors since December 2006. Mr. Schell is currently a Managing Director at Associated Partners LP, a private equity firm focusing on media and telecommunications and prior to which, he held the position of Managing Director at Apax Partners where he oversaw U.S. investments in telecommunications and related technology companies. From 1989 to 2000, Mr. Schell served as Senior Vice President of Strategy and Corporate Development and as a member of the Management Committee at Sprint Corporation. From 1983 to 1988, he served as President and Chief Executive Officer of Realcom Communications Corporation, an integrated provider of voice and data services to corporate clients, which he founded. Mr. Schell also held the position of Counselor and Chief of Staff to the U.S. Secretary of Commerce where he served from 1977 to 1981. Mr. Schell is currently a member of the Board of Directors, the Audit Committee and the Strategy Committee of Clearwire Corporation, a wireless broadband networks operator. Mr. Schell also served as a director of RCN Corporation during the last five years. Mr. Schell is a graduate of the Johns Hopkins University and of the Johns Hopkins School of Advanced International Studies, and is a member of the Council of Foreign Relations. Mr. Schell is an independent director. Mr. Schell’s qualifications to serve on the Board include his leadership, industry, operational, global and investment and transactional experience attributable to his senior positions with investment firms and in companies engaged in the telecommunications and technology industries. Mr. Schell also has public company board and corporate governance experience attributable to his service as a director of publicly-traded companies.

Mark C. Terrell. Mr. Terrell, age 65, has served as a member of CTI’s Board of Directors since July 2006. From December 2006 to March 2008, Mr. Terrell served as non-executive Chairman of the Board. Mr. Terrell served as the Partner in Charge and Executive Director of KPMG’s Audit Committee Institute (or ACI) from 2000 to 2004, in which capacity he established the ACI mission and strategy. Mr. Terrell was a KPMG audit engagement partner from 1979 to 2000 and acted, from 1985 to 2000, as the Office Managing Partner of three KPMG offices – El Paso, Texas; Albuquerque, New Mexico; and St. Petersburg, Florida. During Mr. Terrell’s thirty-five year career in public accounting he served on a number of not-for-profit boards in each of the communities in which he practiced, and he has spoken extensively on both audit committee and broader corporate governance issues. Since his retirement from KPMG in 2004, Mr. Terrell has participated extensively as a faculty member of the National Association of Corporate Directors. Mr. Terrell received his Bachelor of Business Administration degree from the University of Texas at El Paso in 1967. Mr. Terrell is an independent director. Mr. Terrell’s qualifications to serve on the Board include his financial and accounting experience attributable to his service as a senior partner at a prominent accounting firm. In addition, Mr. Terrell has public company and corporate governance experience as a director for not-for-profit corporations and through his involvement in corporate governance activities.

Background of Executive Officers (Non-Directors)

The following is a summary of the qualifications and experience of each of the current executive officers of CTI, other than CTI’s President and Chief Executive Officer, Andre Dahan, whose qualifications and experience are set forth above.

Dror Bin. Mr. Bin, age 44, has served as Executive Vice President and President, Global Sales of Comverse, Inc. since November 2009. Prior to this, Mr. Bin served as Executive Vice President and President, Global Products and Operations, of Comverse, Inc. from November 2008 to November 2009 and Senior Vice President and President, Global Products of Comverse, Inc. from August 2008 to November 2008. Mr. Bin has served in other capacities at Comverse, including as Vice President and General Manager of the Messaging Line of Business from 2007 to 2008, Vice President and General Manager of the SMS Division from 2005 to 2006 and as Vice President of Marketing for Comverse Call Completion Services from 2003 to 2004. Before joining Comverse, Mr. Bin was a partner at Shaldor, a management consulting firm in Israel, from 1995 to 2000. Mr. Bin holds a B.S. degree in Information Systems Engineering and a B.S. in Industrial Engineering from the Technion, Israel Institute of Technology as well as an M.B.A. degree from Tel Aviv University.

Sharon Dayan. Ms. Dayan, age 38, has served as Senior Vice President, Global Head of Human Resources of Comverse, Inc. since June 2010. Prior thereto, Ms. Dayan spent more than ten years working in several human resources executive positions at Amdocs Limited, a provider of software and services for communications, media and entertainment industry service providers, most recently serving as Vice President, Human Resources for the Customer Business Group from October 2009 to June 2010. From October 2007 to October 2009, Ms. Dayan served as Vice President, Human Resources for the Israel region. From October 2005 to October 2007, Ms. Dayan served as Director of the Human Resources for Amdocs Delivery Group. Ms. Dayan holds a B.A. degree in Social Science from Tel Aviv—Jaffa College and a Msc. degree in Organizational Behavior from Tel Aviv University.

Joel E. Legon. Mr. Legon, age 60, has served as Senior Vice President and Interim Chief Financial Officer since October 2010. From February 2009 until October 2010, Mr. Legon served as the Chief Accounting Officer of CTI. Prior to joining CTI, Mr. Legon served in several finance roles at Avid Technology, Inc. from March 2006 through December 2008, including as its Vice President and Principal Accounting Officer from July 2008 to December 2008, Chief Financial Officer from December 2007 to July 2008, Chief Financial Officer and Principal Accounting Officer from July 2007 to December 2007, Acting Chief Financial Officer and Vice President, Corporate Controller and Principal Accounting Officer from March 2007 to July 2007 and Vice President, Corporate Controller and Principal Accounting Officer from March 2006 to March 2007. From January 1998 through March 2006, Mr. Legon served in several finance roles, including Senior Vice President and Corporate Controller from January 2004 to March 2006 at Parametric Technology Corporation. Prior to that, Mr. Legon held finance positions at Computervision, Inc., NEC Corporation of America, Chesebrough-Ponds USA Co. and Richardson-Vicks Inc. Mr. Legon is a Certified Public Accountant in the State of Connecticut and holds a B.A. in Business Administration from the University of Oklahoma.
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

Shefali A. Shah. Ms. Shah, age 39, has served as Senior Vice President, General Counsel and Corporate Secretary of CTI since March 2010 and as its Acting General Counsel and Corporate Secretary from March 2009 until March 2010. From June 2006 through March 2009, Ms. Shah served as the Associate General Counsel and Assistant Secretary of CTI. Prior thereto, Ms. Shah was an associate with Weil, Gotshal & Manges LLP from September 2002 to June 2006 and Hutchins, Wheeler & Dittmar, P.C. from September 1996 to August 2002. Ms. Shah serves as a director of Verint Systems and Starhome B.V. Ms. Shah holds a J.D. from Duke University School of Law and a B.S. in Business Administration from Boston University.

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

Corporate Governance

Board Leadership Structure

The Board believes there is no single best organizational model that would be most effective in all circumstances and that it is in the best interests of CTI and its shareholders for the Board to retain discretion and authority to modify the Board’s leadership structure to best address CTI’s circumstances from time to time. As set forth in CTI’s Corporate Governance Guidelines and Principles, the Board views independent leadership of the board as critical and, at this time, has determined that the Chairman of the Board should be an independent director. Accordingly, CTI separates the roles of Chairman of the Board and Chief Executive Officer. The Board has adopted other measures to support the Board’s capacity for objective judgment, including holding meetings of the independent directors without members of management present in “executive session” at every regularly scheduled meeting of the Board (unless they affirmatively determine that such a session is not necessary) and as otherwise determined by such directors, and conducting self-evaluations of the performances of the Board, its committees and, as appropriate, periodic evaluations of individual directors.

The Board’s Role in Risk Oversight

The Board has overall responsibility for overseeing risk assessment, protection and mitigation processes. The Board and the committees to which it has delegated responsibility meet regularly to review and discuss specific risks facing us. Throughout the year, the Board and its committees meet regularly to review and discuss with management our financial performance, strategic plans and prospects and other important issues facing us. The Board has delegated responsibility for the oversight of specific risks to certain committees of the Board. The Board is kept abreast of the activities of its committees through reports of the committee chairperson to the full Board at regularly scheduled meetings of the Board to the extent necessary. Specifically, the Audit Committee has the responsibility to review and discuss with management and CTI’s independent registered public accounting firm any major financial risk exposures and assess the steps and processes management has implemented to monitor and control such exposures. The Compensation and Leadership Committee oversees risks related to our compensation policies and arrangements, with respect to executive compensation and compensation generally. For a more detailed discussion, see Item 11, “Executive Compensation—Compensation and Risk.”

Committees of the Board of Directors

The Board maintains an Audit Committee, a Compensation and Leadership Committee and a Corporate Governance and Nominating Committee. Each of these committees operates pursuant to a charter that was approved by the Board of Directors, copies of which are available on CTI’s website, www.cmvt.com. The purposes and responsibilities of each committee are summarized below, but are provided in greater detail in the charters.

Audit Committee

CTI has a separately-designated standing audit committee (or Audit Committee) established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board in fulfilling its oversight responsibilities regarding:

•

the conduct and integrity of CTI’s accounting and financial reporting processes, audits of CTI’s financial statements and reports made to any governmental or regulatory body, shareholders, the public or other users thereof;

•	CTI’s compliance with legal and regulatory requirements;

•	the qualifications, engagement, compensation, independence and performance of CTI’s independent auditors, their conduct of the annual audit, and their engagement for any other services;

•	the performance of the internal audit function of CTI, Comverse, Inc. and subsidiaries of Comverse, Inc. and their systems of internal accounting and financial and disclosure controls and procedures;

•	related-person transactions (as defined in the Exchange Act);

•	CTI’s code of business conduct and ethics as established by the Board of Directors;

•	the Audit Committee report required to be included in CTI’s annual proxy statement; and

•

review and discussion with management and CTI’s independent registered public accounting firm of any major financial risk exposures and assessment of the steps and processes management has implemented to monitor and control such exposures.

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

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics (or the Code of Conduct) to promote commitment to honesty, ethical behavior and lawful conduct. All directors, officers, and employees of CTI and Comverse are required to abide by the Code of Conduct, which provides the foundation for compliance with all corporate policies and procedures and best business practices. The policies and procedures address a wide array of professional conduct, including:

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

CTI intends to satisfy its obligations, imposed under the Sarbanes-Oxley Act, to disclose promptly on its website amendments to, or waivers from, the Code of Conduct, if any.

The Code of Conduct can be found on CTI’s website, www.cmvt.com. This code contains procedures for the Audit Committee to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters, and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. CTI will provide to any person without charge, upon request, a copy of the Code of Conduct. A request can be made electronically by sending an email to legal@cmvt.com or by writing to:

Comverse Technology, Inc.

810 Seventh Avenue, 32nd Floor

New York, New York 10019

Attention: Legal Department – Corporate Secretary

Ethics Helpline

CTI has established an ethics helpline, managed by a third party, that gives employees and other stakeholders a way to confidentially and anonymously report any actual or perceived unethical behavior or violations or suspected violations of the Code of Conduct. Information about the ethics helpline can be found on CTI’s website, www.cmvt.com.

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

To CTI’s knowledge, based solely on a review of the copies of such reports furnished to CTI and representations that no other reports were required, all Section 16(a) filing requirements were satisfied for the fiscal year ended January 31, 2010.

Changes in Procedures for Nomination of Directors by Shareholders

Majority Voting

On December 2, 2010, the Board amended Article II, Section 2 of CTI’s By–Laws to provide that, except in the case of contested elections, directors shall be elected by a “majority of votes” cast instead of by a plurality of votes cast. A “majority of votes cast” means that the number of shares voted “for” a director exceeds the number of votes cast “against” that director.

Shareholder Access to Ballot

On December 2, 2010, the Board amended Article IV, Section 3(b) of CTI’s By-Laws to provide that, upon the effectiveness of Exchange Act Rule 14a-11 (as adopted pursuant to SEC Release No. 34-62764 and as such Rule 14a-11 may be amended, revised or superseded by any successor rule(s) and regulation(s) promulgated by the SEC), CTI’s procedures providing for proxy access under certain circumstances for shareholder nominations of directors shall expire and thereafter will be governed by the rules and regulations promulgated by the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes our executive compensation program for our executive officers as listed below, who are referred to throughout this discussion as the “Named Executive Officers.” The discussion describes the various compensation elements and the plans and arrangements in which the Named Executive Officers participate, the factors considered and the approach taken by our Board and the Compensation and Leadership Committee of our Board (referred to as the Compensation Committee) in designing the executive compensation program and how this program supports our overall human resource objectives and financial and strategic goals.

Our Board and the Compensation Committee determine the compensation of CTI and Comverse’s executive officers. The compensation of the executive officers, directors or employees of CTI’s majority-owned subsidiaries, Verint, Ulticom and Starhome are determined by the board of directors or an authorized committee of the board of directors of each such subsidiary.

Named Executive Officers

For fiscal 2009, the Named Executive Officers were:

•	Andre Dahan, our President, Chief Executive Officer and member of our Board;

•	Stephen M. Swad, our Executive Vice President and Chief Financial Officer;

•	Dror Bin, the Executive Vice President, President, Global Sales of Comverse;

•	Gabriel Matsliach, the Senior Vice President, President, Global Products and Operations of Comverse;

•	Howard Woolf, the Senior Vice President, President, Global Services of Comverse;

•	Joseph R. Chinnici, our former Executive Vice President and Chief Financial Officer; and

•	Urban Gillstrom, the former Senior Vice President, President, Global Sales of Comverse.

Executive Summary

Commencing in fiscal 2008 and continuing through fiscal 2009, Comverse’s segment performance significantly decreased from prior periods due, in part, to the continued weakness in the global economy. As a result, many of Comverse’s customers experienced significant declines in revenues and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of Comverse’s customers implemented cost cutting measures, including more closely managing down their operating expenses and capital investment budgets resulting in a reduced demand for Comverse’s products, services and solutions, longer customer purchasing decisions and pricing pressures. For a more detailed discussion regarding the liquidity and capital resources of CTI and Comverse, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Recent Developments – Financial Condition of CTI and Comverse.”

Along with the challenging macroeconomic conditions, the telecommunications industry in which Comverse operates has undergone significant changes which have had an adverse impact on Comverse, including (i) the emergence of new, low-cost competitors from emerging markets, (ii) the proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail use, (iii) the maturation of the wireless services industry, particularly as it relates to voice-based services such as voicemail, (iv) the relative commoditization of some voice and SMS text message services, (v) increased dependence for growth on emerging markets with a lower average revenue per user and (vi) changes in the regulatory environment. For a more detailed discussion of these developments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Financial Highlights-Comverse.”

As a result of these conditions, our Comverse segment experienced a significant decline in revenue, segment performance, operating cash flows, cash and cash equivalents and working capital during fiscal 2009. In addition, in May 2009, CTI repurchased, using available cash, $417.3 million of New Convertible Debt obligations as required under the applicable indenture, further reducing our available cash.

In addition to these market and industry challenges and their impact on our business, during fiscal 2009 we continued to be negatively impacted by our previous circumstances, including our continuing efforts to become current in our periodic reporting obligations under the federal securities laws, ongoing litigation matters, including shareholder class and derivative actions and an administrative proceeding initiated by the SEC pursuant to Section 12(j) of the Exchange Act to deregister our securities and the general uncertainty about our company in the marketplace. In connection with our efforts to become current in our periodic reporting obligations and defend such litigation matters, we continued to incur significant professional fees. In addition, these circumstances limited the information that CTI was able to provide to the public and other interested parties, including customers, and limited our ability to use equity incentives to attract, retain and motivate our employees. Consequently, in order to operate in the highly complex and competitive telecommunications industry during fiscal 2009, it was necessary, in certain circumstances, to take special actions to attract and retain key executives that would not have been necessary under ordinary circumstances.

Moreover, there were a number of changes to our senior management during, and subsequent to, fiscal 2009:

•

effective May 20, 2009, the employment of Mr. Chinnici as Executive Vice President and Chief Financial Officer was terminated and, effective May 26, 2009, Mr. Swad was named Executive Vice President and Chief Financial Officer;

•

effective November 11, 2009, (i) the employment of Mr. Gillstrom as Senior Vice President, President, Global Sales of Comverse was terminated and Mr. Bin was appointed to serve in this position and (ii) Dr. Matsliach was named Senior Vice President, President of Global Products and Operations of Comverse, Inc., replacing Mr. Bin in such position;

•	effective June 1, 2010, Philip Osman was named Senior Vice President, President, Global Services of Comverse and, effective June 30, 2010, Mr. Woolf resigned from his position; and

•

effective October 10, 2010, Mr. Swad resigned as our Executive Vice President and Chief Financial Officer and, on such date, Joel Legon was named Senior Vice President and Interim Chief Financial Officer.

To enable us to attract and retain talented and seasoned executives required to manage our business and the complex financial reporting activities during this challenging period, the Compensation Committee adopted a compensation philosophy in which target total direct compensation for the Named Executive Officers is positioned above the median market rate, and, in most cases, falls into the upper quartile of the competitive market. It is the intention of the Compensation Committee that target total direct compensation will moderate back towards the median market rate as our situation normalizes and the challenges associated with the current circumstances are successfully addressed. While target total direct compensation is currently positioned above the median, the Compensation Committee continues to deliver a mix of compensation that ensures that realized pay will vary above or below target based on performance against annual operating goals and longer-term changes in shareholder value.

During fiscal 2009, our executive compensation program included three primary elements:

•

Base salaries, representing the fixed component of total direct compensation, were maintained at prior years’ levels for continuing employees and set for newly-hired or promoted employees in the upper quartile of the competitive market as a result of the attraction and retention challenges described above, and in recognition of the challenging environment and to facilitate cost-cutting initiatives, the Named Executive Officers, as members of the Company’s Senior Leadership Team, voluntarily reduced salaries for a six-month period commencing in January 2010.

•

Annual performance-based cash incentive awards linked to the achievement of key objectives furthering our short-term operating plan and long-term strategic goals and, as a result of the performance of Comverse, limited awards based on the assessment of leadership skills and a single contractually required payment were made to three Named Executive Officers.

•

Time-vested and performance-vested equity incentive awards were awarded in the form of deferred stock unit awards (or DSUs) to align the interests of our executives with shareholders. As the performance targets were not achieved, the performance-vested equity incentive awards were forfeited.

In addition to these direct elements of compensation, our executive compensation program included health, welfare and other employee benefits, limited perquisites and severance benefits. A competitive package of health and welfare benefits is provided to the Named Executive Officers to the extent that they are both affordable and support overall business and human resource strategies. While several executives hired in fiscal 2007 and fiscal 2008 were provided with limited perquisites and other personal benefits that reflected prior practice, such perquisites and personal benefits are being systematically phased out and replaced with appropriate incremental adjustments to base salary and incentive compensation.

Executive Compensation Objectives and Principles

Compensation Objectives

Our company operates in the highly complex and competitive telecommunications industry. This requires a highly talented and seasoned team of telecommunications and business professionals capable of managing a complex global business. Consequently, our primary compensation objective is to attract and retain the executives needed to manage a sophisticated global business operation in a rapidly changing segment of the telecommunications industry and to ensure that they are compensated commensurate with results. In addition, due to our ongoing efforts to become current in our periodic reporting obligations under the federal securities laws, we required professionals with significant financial reporting experience who would be able to address and complete the complex financial reporting and accounting matters involved in the filing of our Comprehensive Form 10-K and to remediate our material weaknesses in internal control over financial reporting.

We have designed our executive compensation program to:

•	attract, retain and motivate highly-skilled executives;

•

support and reward the attainment of our short-term and long-term financial and strategic objectives through the use of variable pay in which realized compensation fluctuates based on (a) the degree to which key financial and strategic goals are achieved and (b) changes in shareholders’ value;

•	provide differentiated pay based on executives’ contributions to company performance, role within our company and skill set;

•	create commonality of interest between management and shareholders through the use of equity-based compensation and by encouraging our executives to accumulate substantial ownership in our company;

•

foster a balanced focus among our executives to ensure that they are held accountable for the long-term consequences of their business decisions and to avoid the incentive to take risks that are inconsistent with our financial and strategic goals; and

•	maximize the financial efficiency of the overall program from tax, accounting and cash flow perspectives.

Elements of Direct Compensation

Base Salaries

As base salaries represent the fixed component of each senior executive’s total compensation, the Compensation Committee attempts to set base salaries at a level that balances the competing objectives of attracting and retaining high-quality executives with minimizing our overall fixed cost structure. The underlying philosophy adopted by the Compensation Committee is to set base salaries, on average, at the median market rate. As a result of the attraction and retention challenges described in the introductory paragraph to this discussion, however, the Compensation Committee maintained prior year base salaries for continuing employees and set base salaries for newly-hired or promoted employees in the upper quartile of the competitive market.

The Compensation Committee reviews and approves changes, if any, to base salaries for the Named Executive Officers annually. As part of this process, the Compensation Committee considers both the competitive positioning of each individual’s base salary and the annual budget for base salary adjustments, if any, that has been established for the fiscal year. Specifically, in positioning the base salaries of our senior executives, individual salaries will vary from individual to individual based on:

•	the individual skills and experience of the executive; and

•	the difficulty of replacing the executive and relative importance of the position to our company.

Overall, base salary adjustments for the Named Executive Officers are targeted to fall within our annual company-wide base salary increase budget, which takes into consideration:

•	competitive practice among peer companies (which are discussed in greater detail below), as well as general industry practice;

•	corporate financial performance in the prior fiscal year and expectations for the current fiscal year; and

•	the impact that an increase in our fixed compensation costs will have on our ability to meet our annual operating plan.

Annual Cash Incentive Awards

We believe that a large portion of cash compensation for the Named Executive Officers should be linked to achievement of key objectives that further our short-term operating plan and long-term strategic goals. Consequently, we provide the Named Executive Officers with the opportunity to realize variable cash awards each year based on performance against a series of pre-established corporate and individual objectives, for which the Compensation Committee (and, in the case of our President and Chief Executive Officer, our Board) establishes target and maximum award opportunities.

In designing our annual cash incentive awards, the Compensation Committee is guided by the following overarching principles:

•	the performance measures must be tied to key indicators of our success and consistent with our business strategy and objectives and the key drivers of shareholder value;

•	the performance targets must be reasonably achievable and viewed as fair, while at the same time encouraging stretch performance;

•	the performance targets should include a review of year-over-year performance and align with the annual operating plan approved by our Board so that aggregate costs are supported by results;

•	the performance measures must be simple to understand and within the control of the executive receiving the award;

•

the portion of an executive’s target annual cash compensation attributable to his or her target annual cash incentive award opportunity should increase with successively higher levels of responsibility; and

•	payouts should reflect our performance and/or the business unit to which the executive is affiliated, as well as the executive’s achievement of pre-established individual objectives.

Equity Incentive Awards

To support the objective of aligning the interests of the Named Executive Officers with shareholders and to protect against windfalls, we believe that the long-term incentives for our senior executives should be delivered primarily in the form of equity. As a result, appreciation in the underlying shares of common stock will enhance the value of these awards while depreciation will reduce their value. Generally, we position these equity incentive awards so that, when combined with base salary and target annual cash incentive award opportunity, the target total direct compensation for our senior executives ranges up to the 75th percentile of the competitive market. During fiscal 2009, this positioning supported our attraction and retention challenges in the difficult operating environment described above.

In designing our long-term incentives, the Compensation Committee is guided by the following principles:

•	long-term incentives should function to (a) align executive and shareholder interests, and (b) enhance the focus on improvements in operating performance and the creation of shareholder value;

•

the portion of an executive’s total compensation opportunity attributable to long-term incentives should increase with increasingly higher levels of responsibility to ensure that the executives most responsible for changes in shareholder value are held most accountable for results;

•	awards should support long-term retention of key contributors through vesting and other benefit provisions, creating enough “hold” to provide stability of the executive team;

•	aggregate annual share usage in employee equity plans should be carefully managed to avoid excessive levels of potential shareholder dilution; and

•	aggregate cost of long-term incentives should be reasonable in comparison to peer companies, and the cost implications of such plans should be supported by our annual and longer-term operating plans.

In recent years, the primary equity vehicle for delivering long-term incentives to our senior executives has been time-vested DSUs. Each DSU represents a right to receive one share of our common stock on a designated future date, contingent on vesting and potentially other conditions. The primary reasons for using DSUs have been:

•

attraction and retention of talent, which, while always an important objective, has been critically important and especially challenging since commencement of the Special Committee investigations and while our company has been working to become current in its periodic reporting obligations under the federal securities laws;

•

the prohibition on exercise of vested stock options by all employees, including the Named Executive Officers, until such time as we are able to become current in our periodic reporting obligations under the federal securities laws;

•

the ability to defer the delivery of the shares in settlement of DSU awards (and a significant portion of the associated tax liability) until such time as the award recipients are able to sell the underlying shares to cover tax liabilities;

•	the difficulty in setting multi-year performance goals in the uncertain business environment in which we currently operate; and

•	the perception of our employees that, in the context of our current operating condition, stock options have limited value.

For fiscal 2009, in addition to DSUs with vesting based on continued service, the Compensation Committee granted DSUs with vesting based on the achievement of performance objectives that are consistent with our business strategy. The primary reasons for introducing performance-based DSUs were:

•	the vesting of DSUs tied to the achievement of operational performance objectives enhances the alignment between shareholder value creation opportunities and factors controllable by executives;

•	performance-based vesting creates a strong link between realized compensation cost and the achievement of long-term operational performance objectives; and

•

performance-based vesting ensures that realized compensation is directly correlated with the value created by executives and not simply the result of stock price fluctuations attributable to market volatility.

Executive Compensation-Setting Process

Roles and Responsibilities

The Compensation Committee oversees and administers our executive compensation program. The Compensation Committee typically meets near the beginning of each fiscal year to:

•	review base salaries to determine whether any adjustments are necessary or appropriate;

•	determine the payments, if any, under the annual cash incentive award plan;

•	approve the target and maximum annual cash incentive award opportunities;

•	review and, if appropriate, recommend for approval by our Board, including a majority of the independent directors, equity incentive awards; and

•

establish the corporate and individual performance objectives and related target levels for the current fiscal year and the respective target levels for each quantifiable performance objective for that fiscal year.

For fiscal 2009, the corporate financial performance measures consisted of measures related to the financial performance of Comverse, Inc. for all of the Named Executive Officers and an additional measure with respect to the financial performance of Comverse, Inc. and CTI for Messrs. Dahan, Swad and Chinnici.

In making these compensation-related decisions, the Compensation Committee reviews the total compensation for our senior executives to ensure consistency with our compensation philosophy and considers developments in compensation market practices. In addition, the Compensation Committee is provided with certain management compensation recommendations and the compensation data described below provided by its executive compensation consultant. Although the Compensation Committee receives these recommendations and data, this information provides only a reference point for its deliberations. Ultimately, the Compensation Committee applies its own business judgment and experience to determine the form and amount of compensation for the Named Executive Officers.

The Compensation Committee works with Mr. Dahan, our President and Chief Executive Officer, and other senior executives to ensure that its decisions and recommendations to our Board are consistent with our compensation philosophy and policies. During fiscal 2009, Mr. Dahan conducted an annual performance evaluation of each senior executive (other than himself) and, based on that evaluation, made recommendations as to any and all adjustments that should be made in each executive’s base salary, annual cash incentive award opportunity and the value of any annual equity award.

The Compensation Committee supplemented management’s recommendations with its own evaluation and that of other members of our Board of the senior executives’ performance in finalizing its compensation actions and decisions. The Compensation Committee made the decisions about Mr. Dahan’s compensation and was responsible for evaluating his performance in consultation with our Board. Mr. Dahan was not present during any discussion or determination of his compensation by the Compensation Committee or our Board.

The Compensation Committee has the authority to engage its own advisors to assist in carrying out its responsibilities. Since August 2007, the Compensation Committee has engaged Frederic W. Cook & Co. (or Cook), a national executive compensation consulting firm, to support its oversight and management of our executive compensation program. Cook provides the Compensation Committee and our Board with guidance regarding the amount and types of compensation that we provide to our executives and how these compare to other compensation practices, and advice regarding other compensation-related matters.

During fiscal 2009, Cook provided the following services to the Compensation Committee:

•	provided market data on Named Executive Officer compensation levels, including the median and the 25th and 75th percentile rates;

•	assisted in developing and refining our executive compensation philosophy;

•	assisted in evaluating our President and Chief Executive Officer’s executive recruitment strategy with respect to recently-hired senior executives;

•	analyzed director compensation pay levels and trends; and

•

assisted in the review and design of our annual cash and long-term incentive compensation plans, as well as the development and implementation of other programs such as the executive stock ownership policy.

Representatives of Cook attend meetings of the Compensation Committee as requested and also communicate with committee members outside of meetings. Cook reports to the Compensation Committee and works with management only under the direction of the Chair of the Compensation Committee on projects in which the Compensation Committee retains responsibility under its Charter. The Compensation Committee may replace Cook or hire additional advisors at any time. Other than its engagement by the Compensation Committee of the board of directors of Ulticom, Inc., our majority-owned subsidiary, Cook has not provided any other services to us and has received no compensation other than with respect to the services described above.

Competitive Positioning

As the market for experienced executives in the telecommunications industry is highly competitive, and includes several well-established, international organizations, as well as our direct business competitors, the Compensation Committee monitors the executive compensation practices of these companies, as well as those within our industry generally, to ensure that our executive compensation program reflects current market trends and to use as a resource in its deliberations.

In March 2009, at the request of the Compensation Committee, Cook presented an updated group of peer companies to be used for comparative purposes in its executive compensation deliberations and a comparative analysis of our executive compensation program based on compensation information drawn from the pay practices of a group of publicly-traded companies (referred to as the Peer Group), within the telecommunications industry with revenues and market capitalizations comparable to ours. This information was used to match the Named Executive Officer positions with the competitive marketplace on the basis of job functions and responsibilities. Market compensation data was derived from these market matches, and statistical reference points (such as median and 25th and 75th percentile rates) were calculated for total compensation and for each of the principal elements of the executive compensation program.

At that time, the Peer Group consisted of the following companies:

3Com Corporation	Integrated Device Technology, Inc.
ADC Telecommunications, Inc.	JDS Uniphase Corporation
Brocade Communications	Juniper Networks, Inc.
Ciena Corporation	Level 3 Communications
Citrix Systems	Sybase, Inc.
CommScope, Inc.	Tekelec
Convergys Corporation	Tellabs, Inc.
Harris Corporation	VeriSign, Inc.

Although the Compensation Committee receives various recommendations and the data described above, this information provides only a reference point for its deliberations. Ultimately, the Compensation Committee applies its own business judgment and experience to determine the form and amount of compensation for the Named Executive Officers.

Executive Compensation Elements

Base Salary

In March 2009, in recognition of his expanded responsibilities in his position at the time as the Executive Vice President, President, Global Products and Operations, the Compensation Committee approved an adjustment in the base salary of Mr. Bin to $300,000, effective May 1, 2009.

In April 2009, the Compensation Committee decided not to approve a general increase in the annual base salaries of the Named Executive Officers for fiscal 2009. This decision was based, in part, on the Compensation Committee’s recognition that, having previously established “above market” base salaries to recruit a new management team, it was seeking to align total direct compensation with its decision to pay at the 75th percentile of the competitive market as reflected by the Peer Group for above-average performance. The decision was also consistent with our decision not to make base salary adjustments for other employees for fiscal 2009 as part of our cost reduction strategy. At the time, this decision applied to Messrs. Dahan, Chinnici, Gillstrom, Bin (after taking into account the adjustment approved in March 2009 as described above) and Woolf. Mr. Swad and Dr. Matsliach became executive officers at later dates.

Mr. Swad joined us as Executive Vice President and Chief Financial Officer on May 26, 2009. At that time, his annual base salary was set at $625,000.

On November 10, 2009, upon the termination of Mr. Gillstrom’s employment, Mr. Bin was appointed as the Executive Vice President, President, Global Sales of Comverse and Dr. Matsliach was named as the Senior Vice President, President, Global Products and

Operations of Comverse. At this time, Dr. Matsliach became an executive officer of our company. On December 2, 2009, in recognition of their assumption of new and expanded responsibilities, the Compensation Committee increased the annual base salaries of Mr. Bin and Dr. Matsliach to $400,000 and $320,000, respectively, effective upon their promotions.

On January 8, 2010, consistent with our corporate cost cutting initiatives, each member of our company’s Senior Leadership Team, including Messrs. Dahan, Swad, Bin and Woolf and Dr. Matsliach, voluntarily agreed to reduce his annual base salary for the period of January 11, 2010 until July 11, 2010. During this period, Mr. Dahan’s annual base salary was reduced by 20% from $1 million to $800,000, and the annual base salary of the other Senior Leadership Team members was reduced by 10%.

Annual Cash Incentive Awards

Individual Target Award Opportunities

The target annual cash incentive award opportunity for fiscal 2009 for each Named Executive Officer was determined by the Compensation Committee based on each executive’s anticipated contributions during fiscal 2009, the market rate of compensation for executives in comparable positions, job functions, internal pay equity and business unit performance.

In April 2009, the Compensation Committee established the fiscal 2009 target annual cash incentive awards for the Named Executive Officers as follows:

Named Executive Officer	Target Annual Cash Incentive Award
Andre Dahan	$1,000,000
Stephen M. Swad	$625,000(1)
Dror Bin	$300,000(2)
Gabriel Matsliach	$320,000(1)
Howard Woolf	$300,000
Joseph R. Chinnici	$350,000
Urban Gillstrom	$450,000

(1)	Mr. Swad and Dr. Matsliach became executive officers at later dates. On May 26, 2009, upon his joining us as Executive Vice President and Chief Financial Officer, Mr. Swad’s target annual cash incentive award opportunity for fiscal 2009 was established at $625,000, subject to a minimum guaranteed contractual payment of $275,000. Dr. Matsliach became an executive officer in December 2009 upon his promotion to Senior Vice President, President, Global Products and Operations of Comverse. His target annual cash incentive award opportunity for fiscal 2009 was established at $320,000, on a pro rata basis for the remainder of the fiscal year.

(2)	In recognition of his assumption of new and expanded responsibilities as Executive Vice President, President, Global Sales of Comverse in December 2009, the Compensation Committee increased Mr. Bin’s previously-established target annual cash incentive award opportunity to $400,000, on a pro rata basis for the remainder of the fiscal year.

Incentive Award Design

Eighty percent (80%) of each Named Executive Officer’s target annual cash incentive award opportunity was based on corporate performance measured against the four corporate financial objectives described below, and 20% of the target annual cash incentive award opportunity was based on a qualitative assessment of the individual’s performance in managing his business unit or function and meeting his performance objectives for the fiscal year, based on the specific responsibilities of the individual. The Compensation Committee determined these allocations to be appropriate because they linked a substantial portion of each executive’s award opportunity to corporate performance, thereby motivating him to focus his efforts on successfully executing our annual operating plan, while also providing a significant financial incentive to effectively manage his respective business unit or function and achieve his personal objectives for the year.

Under the terms of the fiscal 2009 annual cash incentive award plan, the Compensation Committee reserved the discretion to increase or decrease the amount of an individual executive’s award from the amount otherwise derived from an evaluation of corporate and individual performance by up to 20%, based on an assessment of his leadership skills and the recommendation of Mr. Dahan.

Corporate Performance Objectives

Fiscal 2009 annual cash incentive awards were based on the level of achievement of the following pre-established corporate financial objectives which the Compensation Committee deemed to be critical to enhancing shareholder value:

•	the annual revenue of Comverse;

•	the annual bookings of Comverse;

•

the segment performance of Comverse for the Named Executive Officers other than Messrs. Dahan, Swad and Chinnici and the sum of the pro forma operating income of Comverse and CTI for Messrs. Dahan, Swad and Chinnici; and

•	the pro forma cash flow of Comverse.

The annual revenue objective was to be measured based on Comverse’s fiscal 2009 annual revenue and was adjusted to reflect solely its fiscal 2009 operating plan, excluding certain other affiliated entities.

The annual bookings objective was to be measured based on Comverse’s fiscal 2009 annual bookings, calculated as the aggregate projected revenue from purchase orders executed during the fiscal year, excluding revenue from maintenance agreements.

The calculation of the achievement of the segment performance objective of Comverse was to be made based on segment performance as presented for financial reporting purposes. For the definition of “segment performance,” see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Financial Highlights-Segment Performance” and note 22 to the consolidated financial statements included in Item 15 of this Annual Report.

The pro forma operating income of Comverse and CTI was calculated as the sum of (a) Comverse’s segment performance and (b) CTI’s (loss) income from operations adjusted for the following:

•	stock-based compensation expense;

•	compliance-related professional fees;

•	compliance-related compensation and other expenses;

•	litigation settlements and related costs; and

•	certain other insignificant charges.

The calculation of the achievement of the pro forma cash flow objective of Comverse was to be made by adjusting its net cash provided by its operating activities for fiscal 2009 by the following items:

•	the purchase of property and equipment;

•	cash tax payments;

•	special retention bonuses paid to key personnel engaged in the restatement process;

•	non-recurring restructuring costs related to reduction in force; and

•	other miscellaneous items.

Due to our ongoing efforts to become current in our periodic reporting obligations under the federal securities laws, the revenue, segment performance and pro forma cash flow targets were based on the unaudited financial results of Comverse and the pro forma operating income of CTI was based on the unaudited financial results of CTI, in each case used for internal purposes only and were calculated consistent with past practices without giving effect to the impact of all adjustments included in the results reflected in the consolidated financial statements included in Item 15 of this Annual Report.

Awards were to range from 0% to a maximum of 200% of target level to ensure that the actual payment, if any, reflected both typical market practice as well as the degree to which each objective was achieved. A 50% payout was assigned for each objective if a specified threshold performance level was achieved, and a 200% payout was tied to achievement of a specified maximum performance level.

Under the terms of the plan, the achievement of the fiscal 2009 operating plan for Comverse would result in only a 75% payout for each objective, reflecting the Compensation Committee’s intention that the plan pay awards for “on target” performance only if Comverse over-achieved on its operating plans for the fiscal year.

Payouts were to be calculated on a straight line basis for performance between the applicable performance levels for each objective. Actual awards were to be determined after the end of the fiscal year based on the actual performance against each of these objectives.

Further, annual cash incentive awards were to be made only if Comverse achieved at least the target segment performance level for fiscal 2009. The Compensation Committee believed that this would encourage our executives to manage our business in a cost-effective manner and make decisions that contributed to revenue growth and overall profitability. If this target performance level was not achieved, no annual cash incentive award would be payable under either the corporate or individual performance objectives, except that an award of up to 20% of an executive’s target annual cash incentive award opportunity could be paid if the Compensation Committee elected to exercise its discretion to recognize an executive’s leadership skills upon the assessment and recommendation of Mr. Dahan as described above.

The percentage of achievement (relative to the target performance level) for each of the corporate financial objectives, as well as their relative weightings, were as follows (dollars in thousands):

Objective (1)	Weighting	50% Threshold performance	60%	100%	150%	200%
Revenue of Comverse	10%	$855,000	$875,000	$950,000	$1,000,000	$1,100,000
Bookings of Comverse	30%	$672,000	$690,000	$750,000	$790,000	$860,000
Segment Performance of Comverse	30% (Messrs. Bin, Gillstrom and Woolf and Dr. Matsliach)	($20,000)	$—	$26,000	$46,000	$110,000
Pro forma operating income for Comverse and CTI	30% (Messrs. Dahan, Swad and Chinnici)	($60,900)	($40,900)	($14,900)	$5,100	$69,100
Pro forma cash flow of Comverse	30%	($11,000)	$9,000	$35,000	$55,000	$100,000

(1)	Due to our ongoing efforts to become current in our periodic reporting obligations under the federal securities laws, the revenue, segment performance and pro forma cash flow targets were based on the unaudited financial results of Comverse used for internal purposes only and were calculated consistent with past practices without giving effect to the impact of all adjustments reflected in the consolidated financial statements included in Item 15 of this Annual Report.

In considering the challenge presented by these target levels, the Compensation Committee determined that because the actual financial performance of Comverse in any given fiscal year is dependent on a variety of conditions and factors, including (a) its size and operating history relative to its competitors, (b) the competitive environment for customers and industry volatility in light of the ongoing weakness in the global economy, (c) the extended sales cycle for new business and the overall financial climate and (d) the proposed revenue, bookings and collections target levels for the year, achieving profitability would present a significant challenge for our executives. In light of the ongoing weakness in the global economy, the Compensation Committee also noted that these target levels were at least as aggressive as the target levels set during the prior three fiscal years, making it difficult but not unreasonable for our executives to achieve our financial objectives.

Individual Performance Objectives

In April 2009, the Compensation Committee approved the recommendations for individual performance objectives submitted by Mr. Dahan for the Named Executive Officers (other than for himself). The Compensation Committee formulated its own recommendations with respect to the individual performance objectives for the annual cash incentive award opportunity for Mr. Dahan, which were approved by our Board in April 2009.

In the case of Mr. Dahan, his individual performance objectives included developing our long-term strategic plan, demonstrating operational effectiveness for our company, setting an appropriate “tone at the top” and improving management depth, overseeing the relisting of our common stock on a national securities exchange and improving our financial processes and management and coordinating his working relationship with our Board.

In the case of Mr. Swad, his individual performance objectives included familiarizing himself with our worldwide financial organization, completion of the staffing of the worldwide finance organization, improving the control environment, improving the planning and budgeting processes and developing metrics and reporting packages for management, shareholders and our Board.

In the case of Mr. Bin, his individual performance objectives included the successful execution of our sales plans, successful execution of our offshore sales plan, restoring our messaging business to profitability, meeting quality targets for certain product and service processes and implementing research and development plans for items in our annual operating plan.

In the case of Mr. Woolf, his individual performance objectives included successfully implementing the new services organization, reducing the operational run rate cost of deployment and support, ensuring alignment of the sales, services and product organizations with other internal functional organizations and successfully completing specific initiatives designed to contribute to revenue generation.

In the case of Mr. Chinnici, his individual performance objectives included successfully overseeing our finance organization, completing the staffing of the organization, managing the completion of the restatement of our financial statements and our efforts to become current in our periodic reporting obligations and developing a framework for ensuring the regular completion of all financial processes on a timely basis.

In the case of Mr. Gillstrom, his individual performance objectives included successfully maximizing the profitability of global sales contracts, developing quality controls for completion of sales contracts and managing his organization to work effectively with our product and services organization.

Decisions and Analysis

Following the end of fiscal 2009, the Compensation Committee was advised by Mr. Dahan that Comverse had failed to achieve the target segment performance level established for fiscal 2009. Consequently, the Compensation Committee determined that no annual cash incentive awards would be paid with respect to either the corporate or individual performance objectives established at the beginning of the fiscal year. Pursuant to the terms of the fiscal 2009 annual cash incentive award plan, Mr. Dahan recommended to the Compensation Committee that it consider payment of annual cash incentive awards of 20% of their target annual cash incentive award opportunities to Mr. Bin and Dr. Matsliach based on his assessment of their leadership skills. In addition, pursuant to the terms of his employment agreement, Mr. Swad was to receive a guaranteed annual cash incentive award of $275,000 for fiscal 2009.

On March 11, 2010, our Board approved annual cash incentive awards for Mr. Bin and Dr. Matsliach in the amounts of $80,000 and $65,000, respectively, for fiscal 2009. In the case of Dr. Matsliach, his award included both the bonus that he earned for his service prior to his appointment as Senior Vice President, President, Global Products and Operations of Comverse and the discretionary annual cash incentive award which was equivalent to 20% of his pro-rated target annual cash incentive award opportunity under the fiscal 2009 annual cash incentive award plan. In addition, the Compensation Committee ratified the contractual fiscal 2009 incentive cash award for Mr. Swad in the amount of $275,000.

In light of our challenges in fiscal 2009, the ongoing weakness in the global economy and the absolute performance results stipulated in the plan, Mr. Dahan recommended to the Compensation Committee that he forego any opportunity to receive a bonus for fiscal 2009. The Compensation Committee accepted his recommendation.

Equity Incentive Awards

In April 2009, the Compensation Committee approved the following DSU awards for the Named Executive Officers:

Named Executive Officer(1)	Time-Based DSUs	Performance-Based DSUs	Total DSU Awards (2)
Andre Dahan	320,000	100,000	420,000
Stephen M. Swad	140,000	70,000	210,000(3)
Dror Bin	36,000	18,000	54,000
Howard Woolf	40,000	12,000	52,000
Joseph R. Chinnici	36,000	—	36,000
Urban Gillstrom	40,000	—	40,000

(1)	While Dr. Matsliach received a DSU award, it was in his capacity as an employee of our company and was granted prior to his appointment as Senior Vice President, President of Global Products and Operations of Comverse.

(2)

Each of these DSU awards provided for a three-year ratable vesting schedule on each of the first, second and third anniversaries of the date of grant, subject to accelerated vesting under certain circumstances. The vesting of the performance-based DSU awards were further conditioned upon achievement of specified performance levels based on pro forma operating income for fiscal 2009 with respect to CTI and Comverse. In addition, the

Compensation Committee determined that, if on any vesting date there was no effective registration statement on Form S-8 under the Securities Act in respect of such shares on file with the SEC, the delivery of the shares vested on such vesting date would be deferred to the first date following such vesting date on which such shares were the subject of such an effective registration statement, but in no event later than March 15 of the year succeeding such vesting date.

(3)	Mr. Swad was granted his DSU award on May 28, 2009 after joining us.

These awards were granted, in part, in recognition of each executive’s performance and, in part, as a means of retaining each executive over the intermediate and long term as the Compensation Committee determined that each of them was important to efforts to reposition us for profitable growth.

Further, the vesting and delivery of the performance-based DSU awards were conditioned upon the achievement of specified performance levels based on pro forma operating income for fiscal 2009 with respect to CTI and Comverse for Messrs. Dahan and Swad and with respect to Comverse for Messrs. Bin and Woolf, and that such shares would be forfeited if such performance goal was not achieved. For the calculation of the pro forma operating income of CTI and Comverse, see “–Annual Cash Incentive Awards—Corporate Performance Objectives.” These performance measures were selected to ensure that these executives focused their efforts on returning our company to profitability by improving our revenue growth and control over our expenses. These performance levels were not achieved for fiscal 2009 and, accordingly, the performance-based DSU awards were forfeited.

On December 3, 2009, in recognition of their assumption of new and expanded responsibilities as Executive Vice President, President, Global Sales of Comverse and Senior Vice President, President, Global Products and Operations of Comverse, respectively, our Board approved DSU awards for Mr. Bin and Dr. Matsliach covering 24,000 and 12,000 shares of our common stock, respectively. Each of these awards provides for a three-year ratable vesting schedule on each of December 3, 2010, December 3, 2011 and December 3, 2012, subject to accelerated vesting under certain circumstances.

Other Executive Compensation Matters

Health, Welfare and Other Employee Benefits

We maintain an array of benefit programs to meet the health care and welfare needs of our employees, including medical and prescription drug coverage, dental and vision programs, short-term disability insurance, long-term disability insurance and group life insurance, as well as customary vacation, paid holiday, leave of absence and other similar policies.

Because Mr. Gillstrom’s family lived in Sweden, we were required to contract with a separate insurer to provide medical coverage for him and his family. This coverage was similar to the coverage that is made available to our other executives in the United Kingdom and was provided at a comparable cost to us. In addition to the other personal benefits generally made available to our other executives in the United Kingdom, under the terms of his employment agreement, we agreed to deposit an amount equal to 10% of his base salary ($45,000) into Mr. Gillstrom’s pension account during his first year of employment.

In addition, we maintain a Section 401(k) tax-qualified retirement savings plan for our salaried U.S. employees. The Named Executive Officers are eligible to participate in this plan on the same basis as our other salaried employees. We match 50% of each employee-participant’s individual contributions to the plan, up to an annual maximum of $2,000 per participant.

Finally, Comverse Ltd., a subsidiary of Comverse, Inc. maintains manager’s insurance (“bituach minahalim”) and advanced study (“keren hishtalmut”) funds for its Israeli-based employees, including Mr. Bin. These are customary benefits provided to all employees based in Israel (other than those in very junior positions). A management insurance fund is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An advanced study fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

Perquisites and other Personal Benefits

Historically, we provided a limited number of perquisites and other personal benefits to certain senior executives. The Compensation Committee has begun to eliminate these items with corresponding appropriate adjustments to the other cash and equity components of our executive compensation program to both streamline the program and allow for more effective cost control, consistent with the agreements reached with our senior executives.

During fiscal 2009, the use of a company car and the reimbursement of health club membership dues were provided to Mr. Dahan in accordance with the perquisites provided to him upon his initial employment and deemed customary with a Chief Executive Officer. We provide Mr. Bin and other eligible Israeli-based employees with the use of a company car consistent with customary compensation practices in Israel.

In December 2009, we entered into an expense reimbursement, indemnity and release agreement with Mr. Woolf to resolve certain individual income tax issues arising in connection with corrective actions taken by us and Mr. Woolf to properly report the value of shares of restricted stock and shares of our common stock underlying a DSU award that vested in 2007 and 2008 and to correct over- and under-deferrals with respect to Mr. Woolf during 2006 through 2008 under a non-qualified deferred compensation plan. Pursuant to this agreement, we agreed to reimburse and indemnify Mr. Woolf for certain tax liabilities and other expenses (including legal and tax advice) that he incurred as a result of administrative and operational actions taken by our company that led to his underreporting of income with respect to the vesting and delivery of shares of our common stock and processing of erroneous deferral elections. These reimbursement payments totaled $279,464 during fiscal 2009.

Employment Agreements

We have entered into written employment agreements with each of the Named Executive Officers. These employment agreements contain the terms of employment of each executive, including, base salary, annual cash incentive award opportunity, long-term equity incentive awards, perquisites, in-service benefits and post-employment benefits. These agreements provide each executive with job security for the term of the agreement or the pendency of their employment, as applicable, by specifying the reasons for which their employment may be terminated and providing them with certain severance payments and benefits under certain circumstances.

These agreements protect our interests during and following termination of employment by providing for payments and benefits only in the event of a termination by us without cause or by the executive for good reason and by prohibiting the executives from engaging directly or indirectly in competition with us, from recruiting or soliciting any officer or employee, from diverting customers to a competitor or from disclosing our confidential information or business practices.

For a detailed discussion of the employment agreements with the Named Executive Officers, see “—Employment Agreements and Arrangements with Named Executive Officers.”

Mr. Swad’s Employment Agreement – Decisions and Analysis

In May 2009, Mr. Swad was named Executive Vice President and Chief Financial Officer. The terms and conditions of his employment were negotiated by Mr. Dahan, reviewed and recommended for approval by our Board by the Compensation Committee and approved by our Board.

In filling this position, the Compensation Committee was aware that it would be necessary to recruit a candidate from outside our company with the requisite experience and skills. It also recognized that the continuing uncertainty surrounding our company’s future could pose significant issues in the marketplace. In addition, the Compensation Committee recognized that a competitive compensation package would have to contain a financial inducement sufficient to motivate the candidate to accept an employment offer over any competing offers and to relocate to our offices in New York. These factors influenced the development of a compensation package that, in the aggregate, was at the high end of the market range. At the same time, the Compensation Committee was sensitive to the need to integrate a new senior executive into the executive compensation structure that it was seeking to develop, balancing both competitive and internal equity considerations.

In retaining Mr. Swad to serve as Executive Vice President and Chief Financial Officer, the Compensation Committee approved an employment agreement setting forth the principal terms and conditions of his employment for an initial term ending on January 31, 2011, with subsequent automatic successive one-year extensions unless earlier terminated or not renewed in accordance with its terms. For a summary of the material terms and conditions of Mr. Swad’s employment agreement, see “—Employment Agreements and Arrangements with Named Executive Officers.”

The agreement also provided Mr. Swad with certain protection in the event of his termination of employment under specified circumstances, including following a change in control of our company. For a summary of the material terms and conditions of these provisions, see “—Potential Payments Upon Termination or Change in Control.”

Severance Payments and Benefits Following a Change in Control

Historically, we have provided for severance payments and benefits to senior executives in connection with a termination of employment under certain circumstances following a change of control of our company. The purpose of doing so is to:

•	foster the retention of senior executives by providing a sufficient economic incentive for them to remain with the company through a change in control and in support of an acquirer;

•	promote the orderly succession of talent; and

•	encourage objectivity and independence among the senior leadership team with regard to considering various corporate transactions.

In addition, this protection also acts as an incentive for senior executives to remain employed during the threat or negotiation of a change-in-control transaction, which preserves our value and the potential benefit to be received by our shareholders in the transaction.

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

Equity Award Grant Practices

The Special Committee, as part of its investigation of our historical stock option grant practices, made recommendations for remedial measures relating to the grant of equity-based compensation awards. On November 6, 2009, based on the recommendations of the Special Committee, the Compensation Committee adopted an equity award grant policy that includes the following requirements:

•

all grants of equity awards must be (i) approved and recommended for approval by our Board by the Compensation Committee and (ii) approved by our Board, which approval must include the affirmative vote of the majority of the independent directors;

•	annual grants are intended to be made on the fifth business day after release of annual results, provided we are not otherwise in possession of material non-public information at that time;

•	the date of grant of annual awards and ad hoc awards will be the approval date by our Board, which approval will include the affirmative vote of the majority of the independent directors;

•

the date of grant of new hire equity awards will be the later of the approval date by our Board, which approval will include the affirmative vote of the majority of the independent directors, or the first day of employment;

•	the exercise price of a stock option will be the fair market value of shares of our common stock on the date of grant; and

•	fair market value will be determined based on the closing price of shares of the common stock on the date of grant.

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

Stock Ownership Policy

In December 2009, the Compensation Committee adopted a stock ownership policy for our executives to encourage them to build their ownership position in our common stock over time by direct market purchases and retaining the shares they earn through our equity incentive plan. The guidelines are presented as stock values based upon a multiple of base salary providing that the Chief Executive Officer maintain equity ownership in our company with a value equal to three times his base salary and that each of the other Named Executive Officers maintain equity ownership in our company with a value equal to two times his or her base salary.

In recognition of the fact that each of the Named Executive Officers would need to build his or her ownership of our company’s equity securities to comply with these requirements, prior to achieving the desired ownership levels, each Named Executive Officer is required to hold at least 50% of the shares of common stock of our company issued upon the exercise of vested stock options or the vesting and delivery of DSUs less any shares sold or withheld to satisfy any associated tax obligations. Upon achieving the desired ownership level, this restriction will lapse and each Named Executive Officer will be required to maintain his or her required ownership level.

The stock ownership of each Named Executive Officer is reviewed in December of each year for compliance (or progress towards compliance) with the relevant ownership level. For purposes of the policy, shares of our common stock that count towards satisfaction of the requisite stock ownership levels include shares directly owned by an executive officer, shares subject to “in-the-money” stock options that are currently exercisable, and shares that were acquired through the vesting and delivery of DSU awards. Shares subject to “out-of-the-money” stock options that are currently exercisable, shares underlying unvested DSU awards, and shares that are otherwise subject to a risk of forfeiture do not count towards satisfaction of the requisite ownership levels.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, imposes limitations on the deductibility for federal income tax purposes of remuneration in excess of $1 million paid to certain executive officers in a taxable year. Generally, remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of the Code. The Compensation Committee monitors the application of Section 162(m) and the associated Treasury regulations on an ongoing basis and is aware of the benefit of assuring that executive compensation qualifies for deductibility. The Compensation Committee’s policy is to qualify our executive compensation for deductibility under applicable tax laws to the extent practicable.

The annual cash incentive award payments made to the Named Executive Officer for fiscal 2009 were intended to qualify as “performance-based compensation” for purposes of Section 162(m).

Generally, compensation income realized upon the exercise of stock options granted under our stock option plans and the vesting of performance-based DSUs will be deductible so long as the options and DSUs are granted by a committee whose members are non-employee directors and certain other conditions are satisfied. Compensation income realized upon the vesting of time-based DSUs will not be deductible.

Taxation of “Golden Parachute” Payments

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change-in-control of our company that exceeds certain prescribed limits, and that we (or a successor) may forfeit a deduction on the amounts subject to this additional tax. Except as provided in their respective employment agreements, we have not agreed and are not otherwise obligated to provide any Named Executive Officer with such a “gross-up” or other reimbursement.

Accounting for Stock-Based Compensation

Since fiscal 2006, we have followed the FASB’s guidance, related to share-based payment awards, for our DSU awards. The FASB’s guidance requires companies to measure the compensation expense for all share-based payment awards made to employees and directors including stock options and DSUs based on the grant date “fair value” of its stock-based awards grants. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards. The FASB’s guidance also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.

Compensation Committee Report

The Compensation and Leadership Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with management. Based on such review and discussions, the Compensation and Leadership Committee has recommended to the Board that this Compensation Discussion and Analysis be included in our Annual Report on Form 10-K.

The Compensation and Leadership Committee
Susan D. Bowick, Chairperson
Richard N. Nottenburg
Theodore H. Schell

The information contained in the Report of the Compensation and Leadership Committee shall not be deemed to be “soliciting material” or deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

Compensation and Risk

We regularly review our compensation policies and practices to ensure that they do not encourage our employees to take, or reward our employees for taking, inappropriate or excessive risks or create risks that are reasonably likely to have a material adverse effect on our company. In May 2010, the Compensation Committee considered various factors that have the effect of mitigating risk and, with the assistance of Cook, reviewed our compensation policies and practices for our employees, including the elements of our executive compensation program, to determine whether any portion of such compensation encourages excessive risk-taking. The following characteristics of our compensation programs work to reduce the possibility of our employees, including our executive officers, either individually or as a group, making excessively risky business decisions that could maximize short-term results at the expense of long-term value:

•	We base our compensation policies and practices on a well-defined and appropriate pay philosophy, peer group and market positioning for each employee group.

•

We attempt to structure employee compensation packages to reflect an effective balance between cash and equity-based compensation, and short- and long-term performance focus, based on the nature of each employee groups’ responsibilities and market practices.

•	Performance objectives are set with a reasonable probability of achievement and tied to the annual operating budget and long-term strategic planning objectives approved by our Board.

•

Subject to regional differences, we attempt to structure our compensation policies and practices that are based on performance goals uniformly across the company, using quarterly or annual targets that are based on company performance or unit performance and/or sales commissions.

•	In the case of our executive compensation program:

•	We use multiple performance measures in the annual cash incentive award plan and long-term incentive compensation plan.

•	The annual cash incentive award plan and performance-based equity incentives are subject to annual maximum payouts.

•	The Compensation Committee has the discretion to reduce earned incentive compensation awards based on its evaluation of the quality of earnings, individual performance and other factors.

•	Senior executives are subject to minimum stock ownership requirements that are based on a multiple of base salary.

•	The Compensation Committee has retained an external executive compensation consultant to advise on market practices and the suitability of its compensation actions and decisions.

Fiscal 2009 Summary Compensation Table

The following table presents, for services rendered to us and our subsidiaries for each of the fiscal years ended January 31, 2010, January 31, 2009 and January 31, 2008, summary information regarding the total compensation awarded to, earned by or paid to our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus(1) ($)		Stock Awards (2)(10) ($)		Option Awards ($)	Non-Equity Incentive Plan Com- pensation(3) ($)		All Other Compen- sation(4) ($)		Total ($)
Andre Dahan, President and Chief Executive Officer (5)	2009 2008 2007	$ $ $	992,308 1,000,000 750,000		— — —	$ $ $	2,877,000 5,000,010 4,169,514	— — —	$ $ $	500,000 500,000 1,787,000	$ $ $	28,575 33,167 38,514	$ $ $	4,397,883 6,533,177 6,745,028

Stephen M. Swad, Executive Vice President and Chief Financial Officer	2009 2008 2007		$412,500 — —		$275,000 — —		$1,491,000 — —	— — —		— — —		$9,377 — —		$2,187,877 — —

Dror Bin, Executive Vice President, President, Global Sales of Comverse (6)	2009 2008 2007		$320,378 — —		$80,000 — —		$547,980 — —	— — —		$133,000 — —		$89,642 — —		$1,171,000 — —

Gabriel Matsliach, Senior Vice President, President, Global Products and Operations of Comverse	2009 2008 2007		$262,338 — —		$65,000 — —		$370,740 — —	— — —		— — —		— — —		$698,078 — —

Howard Woolf, Senior Vice President, President, Global Services of Comverse	2009 2008 2007		$298,865 — —		— — —		$325,000 — —	— — —		$150,000 — —		$297,825 — —		$1,071,690 — —

Joseph R. Chinnici, Former Executive Vice President and Chief Financial Officer (7)	2009 2008 2007	$ $	167,596 337,212 —	$	— 200,000 —	$ $	225,000 1,316,000 —	— — —		— — —	$ $	1,126,492 56,275 —	$ $	1,519,088 1,909,487 —

Urban Gillstrom, Former Senior Vice President, President, Global Sales of Comverse (8) (9)	2009 2008 2007	$ $	343,090 112,496 —	$	— 200,000 —	$ $	250,000 528,000 —	— — —		$215,395 — —	$ $	974,854 21,163 —	$ $	1,783,339 861,659 —

(1)	We paid no bonuses to the Named Executive Officers for fiscal 2009 under our annual cash incentive plan, other than discretionary bonuses to Messrs. Bin and Matsliach and a contractual guaranteed bonus to Mr. Swad. The payments to the Named Executive Officers under our annual cash incentive plan for fiscal 2009 are reported in the Non-Equity Incentive Plan Compensation column. The amount reported for Dr. Matsliach represents the sum of the amount that he received under a separate non-executive bonus plan for service through the date of his promotion to Senior Vice President, President, Global Products and Operations of Comverse (approximately $53,000) and the discretionary bonus awarded to him by the Compensation Committee under our annual cash incentive plan.

(2)	The amounts reported in the Stock Awards column represent the grant date fair value of the stock-based awards made to the Named Executive Officers during fiscal 2009, fiscal 2008 and fiscal 2007 in accordance with the FASB’s guidance, related to share-based payment awards. The grant date fair value of these stock-based awards was calculated by multiplying the number of shares in each award by the fair market value of our common stock on the award’s date of grant. See “—Fiscal 2009 Grants of Plan-Based Awards Table” for additional information on the stock-based awards made to the Named Executive Officers during fiscal 2009. The amounts reported in this column reflect the compensation expense we expect to record in our financial statements over the vesting schedule of these stock-based awards, and do not correspond to the actual economic value that may be received by the Named Executive Officers from the awards. The amount reported for Dr. Matsliach represents the sum of the grant date fair values of the stock-based awards that he received through the date of his promotion to Senior Vice President, President, Global Products and Operations of Comverse and the grant date fair value of the stock-based award awarded to him by the Compensation Committee following his promotion.

(3)	The amounts reported in the Non-Equity Incentive Plan Compensation column represent the payments earned by the Named Executive Officers for fiscal 2009, fiscal 2008 and fiscal 2007 under our annual cash incentive plan (less any guaranteed or discretionary payments, which are reported in the Bonus column). The amounts for fiscal 2009 were paid in fiscal 2010, the amounts for fiscal 2008 were paid in fiscal 2009 and the amounts for fiscal 2007 were paid in fiscal 2008.

(4)	The amounts reported in the All Other Compensation column for the Named Executive Officers are as follows:

Named Executive Officer	Car Expenses		Tax/Legal Expenses		Gym Membership	Other Payments		Termination Payments	Total
Andre Dahan	$26,629		—		$1,946	—		—	$28,575
Stephen M. Swad	—		$9,377		—	—		—	$9,377
Dror Bin	$12,596		—		—	$77,046		—	$89,642
Gabriel Matsliach	—		—		—	$33,000		—	$33,000
Howard Woolf	—		$170,612	(a)	—	$127,213	(b)	—	$297,825
Joseph R. Chinnici	—		—		—	$58,854		$1,067,638	$1,126,492
Urban Gillstrom	$12,784	(c)	—		—	$364,934	(d)	$597,136	$974,854

(a)	The amount reported is for (i) reimbursement of certain fees for legal and tax advice in the amount of $58,654 and a related tax gross-up payment in the amount of $45,528 incurred in connection with the resolution of individual tax issues as discussed in “—Compensation Discussion and Analysis” and (ii) reimbursement of a tax penalty in the amount of $37,400 under Section 409A of the Internal revenue Code as a result of the failure to defer in 2008 $187,000 of the bonus payable to Mr. Woolf under the nonqualified deferred compensation account and a related tax gross-up payment in the amount of $29,030 discussed in “—Compensation Discussion and Analysis”.

(b)	The amount reported is for (i) a cash disbursement in the amount of $90,001 from Mr. Woolf’s deferred compensation account and a payment by Comverse in the amount of $18,851 representing adjustments to ensure compliance with Section 409A of the Internal Revenue Code to correct an excess deferral in 2007 under the nonqualified deferred compensation plan, (ii) a scheduled distribution under our deferred compensation plan in the amount of $12,591 and (iii) a cash payment for accrued vacation in the amount of $5,770.

(c)	The amount reported is cash received as an allowance in lieu of use of a company car.

(d)	The amount reported includes a cash payment for accrued holiday pay in the amount of $20,543, a gift in the amount of $27, contributions to United Kingdom employee welfare and pension benefit plans and arrangements in the amount of $270,506 (comprised of $171,859 for Employers; National Insurance, $81,600 for an employers’ pension payment and $17,047 for an employers’ monthly pension plus salary sacrifice payment), a dental plan payment in the amount of $93, a health plan payment in the amount of $6,652, a travel plan payment in the amount of $111, a life insurance payment in the amount of $140 and rental payments in the amount of $66,862.

(5)	Mr. Dahan became our President and Chief Executive Officer effective April 30, 2007.

(6)	Mr, Bin, as an Israeli-based employee, is paid in new Israeli shekels (or NIS). In calculating the United States dollar equivalent for disclosure purposes, each payment was converted into dollars based on the exchange rate in effect at the end of the month in which the payment was made. For fiscal 2009, the average monthly exchange rate for purposes of converting his base salary in dollars into new Israeli shekels was approximately four NIS per dollar.

(7)	Mr. Chinnici’s employment was terminated effective May 20, 2009.

(8)	Mr. Gillstrom’s employment was terminated effective November 11, 2009.

(9)	The compensation of Mr. Gillstrom, a United Kingdom-based employee, was determined as a dollar-denominated amount and is paid in British pounds based on the exchange rate in effect at the time of payment. In calculating the United States dollar equivalent for disclosure purposes, his compensation was converted into dollars based on the exchange rate in effect at the end of the covered fiscal year. This exchange rate was $1.60 per pound sterling.

(10)	The amounts reported for fiscal 2009 include performance-based DSU awards granted on April 6, 2009 for which the number of shares and the grant date fair value (assuming the highest level of performance conditions would be achieved) for each Named Executive Officer was as follows: in the case of Mr. Dahan, a DSU award covering 100,000 shares of our common stock with a grant date fair value of $685,000; in the case of Mr. Swad, a DSU award covering 70,000 shares of our common stock with a grant date fair value of $497,000; in the case of Mr. Bin, a DSU award covering 18,000 shares of our common stock with a grant date fair value of $112,5000; and in the case of Mr. Woolf, a DSU award covering 12,000 shares of our common stock with a grant date fair value of $75,000. The performance levels associated with these awards were not achieved for fiscal 2009 and, accordingly, the performance-based DSU awards were forfeited.

Fiscal 2009 Grants of Plan-Based Awards Table

The following table presents, for each of the Named Executive Officers, information concerning cash awards under our annual cash incentive plan for fiscal 2009 and grants of DSU awards made during fiscal 2009. We made no stock option grants to any of the Named Executive Officers during fiscal 2009.

Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Thres-hold ($)	Target ($)(1)	Maximum ($)
Andre Dahan	04/22/2009 04/22/2009		$1,000,000	$2,000,000	100,000 320,000	$ $	685,000 2,192,000

Stephen M. Swad	05/28/2009 05/28/2009	$275,000	$625,000	$1,025,000	70,000 140,000	$ $	497,000 994,000

Dror Bin	04/06/2009 04/06/2009 12/03/2009		$190,000		18,000 36,000 24,000	$ $ $	112,500 225,000 210,480

Gabriel Matsliach	04/06/2009 09/15/2009 12/03/2009		$173,846		18,000 18,000 12,000	$ $ $	112,500 153,000 105,240

Howard Woolf	04/06/2009 04/06/2009		$300,000		12,000 40,000	$ $	75,000 250,000

Joseph R. Chinnici	04/06/2009	$200,000	$350,000	$550,000	36,000		$225,000

Urban Gillstrom	04/06/2009	$200,000	$450,000	$900,000	40,000		$250,000

(1)	The amounts reported in this column reflect the target annual cash incentive award opportunities for each of the Named Executive Officers. Award payouts were made in March 2010 based on the Compensation Committee’s determinations as discussed in “—Compensation Discussion and Analysis.” The actual award payouts for fiscal 2009 for each of the Named Executive Officers are reported in the Non-Equity Incentive Plan Compensation column of “— Fiscal 2009 Summary Compensation Table.”

(2)	The stock awards reported in this column consist of DSU awards made during fiscal 2009 under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan. These awards vest as set forth in footnote (1) to the Outstanding Equity Awards at Fiscal Year-End Table set forth under “—Fiscal 2009 Outstanding Equity Awards at Fiscal Year-End Table.” The awards also provided for accelerated automatic vesting in full under the following circumstances:

Mr. Dahan:

•	In the event that his employment is terminated by CTI without cause, by him with good reason or upon his death or disability.

Mr. Swad:

•	In the event that his employment was terminated by CTI without cause or by him with good reason within 12 months following a change in control of CTI.

Mr. Bin

•	In the event that his employment was terminated by Comverse Ltd. without cause or by him with good reason within 24 months following a change in control of CTI.

Dr. Matsliach

•	In the event that his employment was terminated by Comverse, Inc. without cause or by him with good reason within 24 months following a change in control of CTI.

Mr. Woolf

•	In the event that his employment was terminated by Comverse, Inc. without cause or by him with good reason within 24 months following a change in control of CTI.

Mr. Chinnici

•	In the event that his employment was terminated by CTI without cause or by him with good reason within 24 months following a change in control of CTI.

•

In the case of the one-time DSU award covering 30,000 shares dated June 5, 2008, in the event of notice of non-renewal of his employment contract by CTI, or if his employment was terminated by CTI without cause or by him with good reason.

Mr. Gillstrom

•	In the event that his employment was terminated by Comverse, Inc. without cause or by him with good reason within 12 months following a change in control of CTI.

•

In the case of the one-time DSU award covering 40,000 shares dated November 12, 2008, in the event of notice of non-renewal of his employment contract by Comverse, Inc., or if his employment was terminated by Comverse, Inc. without cause or by him with good reason.

The awards reported for Dr. Matsliach include stock-based awards that he received through the date of his promotion to Senior Vice President, President, Global Products and Operations of Comverse and stock-based award awarded to him by the Compensation Committee following his promotion.

(3)	The amounts reported in this column represent the grant date fair value of the equity awards granted to the Named Executive Officers during fiscal 2009 computed in accordance with the FASB’s guidance related to share-based payment awards.

Fiscal 2009 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents, for each of the Named Executive Officers, information regarding outstanding stock options and DSU awards held as of January 31, 2010. The market value of the shares of our common stock reflected in the table is based upon the closing market price of our common stock on January 29, 2010, the last trading day of the fiscal year, as quoted on the “Pink Sheets,” which was $9.51 per share.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andre Dahan	—	—	—		—	—	61,280 212,315	(a) (b)	$ $	582,773 2,019,106	—	—
							100,000 320,000	(c) (d)	$ $	951,000 3,043,200
Stephen M. Swad	—	—	—		—	—	70,000 140,000	(e) (f)	$ $	665,700 1,331,400	—	—
Dror Bin	9,000 12,000	— —	— —	$ $	7.11 16.70	10/01/2012 12/19/2013	24,000 18,000	(b) (c)	$ $	228,240 171,180	— —	— —
	12,000 22,000	— —	— —	$ $	22.39 24.04	12/06/2014 10/14/2015	36,000 24,000	(b) (g)	$ $	342,360 228,240	— —	— —
Gabriel Matsliach	40,000 6,000	— —	— —	$ $	7.11 5.60	10/01/2012 12/19/2013	12,000 18,000	(b) (d)	$ $	114,120 171,180	— —	— —
	15,000 30,000	— —	— —	$ $	22.39 24.04	12/06/2014 10/14/2015	18,000 12,000	(h) (g)	$ $	171,180 114,120	— —	— —
Howard Woolf	25,000 45,000	— —	— —	$ $	7.11 5.60	10/01/2012 12/19/2013	26,666 12,000	(b) (c)	$ $	253,594 114,120	— —	— —
	15,000	—	—		$16.70	12/19/2013	40,000	(d)		$380,400	—	—
	50,000	—	—		$22.39	12/06/2014	—			—	—	—
	50,000	—	—		$24.04	10/14/2015	—			—	—	—
(1)	The DSU awards held by the Named Executive Officers as of January 31, 2010 were scheduled to vest as follows:

(a)	This DSU award was scheduled to vest on April 30, 2010.

(b)	These DSU awards were scheduled to vest in two equal installments (i) on March 7, 2010 and March 7, 2011 for the DSU awards other than Mr. Dahan’s DSU award and (ii) on April 3, 2010 and April 3, 2011 for Mr. Dahan’s DSU awards.

(c)	These DSU awards were scheduled to vest in three equal installments on April 6, 2010, April 6, 2011 and April 6, 2012, conditioned upon the achievement of specified performance levels with respect to fiscal 2009. These performance objectives were not achieved and these awards were forfeited.

(d)	These DSU awards were scheduled to vest in three equal installments on April 6, 2010, April 6, 2011 and April 6, 2012.

(e)	This DSU award was scheduled to vest in three equal installments on May 26, 2010, May 26, 2011 and May 26, 2012, conditioned upon the achievement of specified performance levels with respect to fiscal 2009. These performance objectives were not achieved and this award was forfeited.

(f)	This DSU award was scheduled to vest in three equal installments on May 26, 2010, May 26, 2011 and May 26, 2012.

(g)	These DSU awards were scheduled to vest in three equal installments on December 3, 2010, December 3, 2011 and December 3, 2012.

(h)	This DSU award was scheduled to vest in three equal installments on September 15, 2010, September 15, 2011 and September 15, 2012.

Fiscal 2009 Option Exercises and Stock Vested Table

The following table presents, for each of the Named Executive Officers, the number of shares of our common stock acquired upon the vesting of restricted stock and DSU awards during the fiscal year ended January 31, 2010, and the value realized upon the vesting of such awards. For purposes of the table, the value realized is based upon the closing market price of our common stock as quoted on the “Pink Sheets” on the vesting date.

As a result of the delinquency in the filing of periodic reports, we were ineligible to use registration statements on Form S-8 and, to ensure we did not violate the federal securities laws, in April 2006, we prohibited any exercise of stock options by employees, including the Named Executive Officers, until we are current in our periodic reporting obligations under the federal securities laws and have an effective registration statement on Form S-8 on file with the SEC.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Andre Dahan	—	—	167,438	$1,128,179
Stephen M. Swad	—	—	—	—
Dror Bin	—	—	12,000	$66,000
Gabriel Matsliach	—	—	6,000	$33,000
Howard Woolf	—	—	19,584	$131,712
Joseph R. Chinnici	—	—	30,000	$202,500
Urban Gillstrom	—	—	53,333	$446,131

Fiscal 2009 Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for the Named Executive Officers.

Fiscal 2009 Nonqualified Deferred Compensation

We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for the Named Executive Officers.

Employment Agreements and Arrangements

with Named Executive Officers

Messrs. Dahan, Swad and Chinnici have entered into written employment agreements with CTI, while Mr. Bin has entered into a written employment agreement with Comverse Ltd. and Messrs. Woolf and Gillstrom and Dr. Matsliach have entered into written employment agreements with Comverse. These agreements contain the terms of their employment, including base salary, annual cash incentive award opportunity, long-term equity incentive awards, perquisites, in-service benefits and post-employment benefits, and provide job security by specifying the reasons for which their employment may be terminated and providing them with certain severance payments and benefits under certain circumstances.

These employment agreements protect the interests of CTI, Comverse Ltd. and Comverse, as applicable, in the event of a termination of employment by stipulating the rights and responsibilities of the parties and prohibiting these individuals from engaging in certain specific harmful activities, including engaging directly or indirectly in competitive activities, from recruiting or soliciting any officer or employee, from diverting customers to a competitor or from disclosing confidential information or business practices.

The following narrative summarizes the material terms and conditions of these employment agreements. Each of these agreements includes provisions relating to specific payments and benefits in the event of the Named Executive Officer’s termination of employment under specified circumstances, including following a change in control of CTI. For a summary of the material terms and conditions of these provisions, an estimate of the potential payments and benefits payable to the Named Executive Officers listed under “—Current Executive Officers” below who were employed by CTI or Comverse through fiscal 2010 (referred to as the “Current Executive Officers”) and the Named Executive Officers listed under “—Former Executive Officers” below who terminated their employment with CTI or Comverse during fiscal 2009 or fiscal 2010 (referred to as the “Former Executive Officers”) and the actual payments and benefits, if any, paid or provided to the Former Executive Officers upon their termination of employment, see “—Potential Payments Upon Termination or Change in Control.”

Current Executive Officers

Mr. Dahan has an employment agreement providing for his employment with CTI. Mr. Dahan’s agreement became effective on April 30, 2007, and had an initial term of three years. Upon the completion of the initial term, this agreement provides for automatic successive one-year extensions unless terminated by CTI or Mr. Dahan or not renewed in accordance with their terms.

Mr. Bin’s employment agreement with Comverse Ltd. and Dr. Matsliach’s employment agreement with Comverse, Inc. do not contain stated terms. Mr. Bin’s agreement was amended on April 29, 2010 to reflect revisions to certain severance provisions approved by the Compensation Committee in December 2009 and Dr. Matsliach’s agreement was superseded by a new employment agreement executed on June 1, 2010.

These agreements provide the initial annual base salary of Messrs. Dahan and Bin and Dr. Matsliach, and contemplate that this base salary will be reviewed at least annually and may be increased by the Compensation Committee or our Board. In addition, in the case of Mr. Dahan, his base salary may be decreased under certain circumstances as specified in his agreement.

The agreements also provide that Messrs. Dahan and Bin and Dr. Matsliach are eligible to receive an annual cash incentive award, with the target annual incentive award opportunity equal to 100% of the base salary of each Named Executive Officer and, for Mr. Dahan and Dr. Matsliach, subject to a maximum of 200% of his base salary. The actual amount of any annual cash incentive award would be determined based upon the level of achievement of certain performance objectives, as established by our Board in the case of Mr. Dahan and developed by the Chief Executive Officer in the case of Mr. Bin and Dr. Matsliach.

Pursuant to his agreement, we granted Mr. Dahan a DSU award in connection with his initial employment. He was granted a DSU award on April 30, 2007, covering 183,841 shares of our common stock, determined by dividing $4 million by the average of the closing prices per share of our common stock on the “Pink Sheets” for the 10 consecutive trading days commencing on the fifth trading day following our issuance of a press release on March 22, 2007 announcing preliminary unaudited selected financial information for the fiscal year ended January 31, 2007.

This DSU award was scheduled to vest in three equal annual installments on the first, second and third anniversaries of the date of grant, subject to accelerated vesting under certain circumstances. During the term of their employment, Messrs. Dahan and Bin and Dr. Matsliach are eligible to participate in our long-term incentive compensation plans, programs and arrangements, including equity-based plans, applicable to our senior-level executives. In addition, during the term of their employment, the Current Executive Officers are eligible to receive equity-based awards at a level commensurate with their positions when other senior-level executives received such awards.

Further, during the term of their employment, Messrs. Dahan and Bin and Dr. Matsliach are eligible to participate in all of the employee welfare and pension benefit plans, programs and arrangements that we make available to our senior-level executives, and to participate in our fringe benefit programs applicable to senior-level executives (if any) and to be reimbursed for reasonable business expenses. In addition, the Current Executive Officers were reimbursed for their reasonable legal fees and expenses incurred in connection with negotiating and executing their employment agreement. In the case of Mr. Dahan, this amount was up to $25,000, and in the case of Dr. Matsliach, this amount was up to $10,000.

The agreements impose certain obligations on each of Messrs. Dahan and Bin and Dr. Matsliach with respect to maintaining confidential information (both during their employment and following termination of employment), and contain an assignment of intellectual property rights provision and non-competition and non-solicitation provisions applicable during their employment and for a one-year period following termination of employment.

Former Executive Officers

Messrs. Swad and Chinnici had employment agreements providing for their employment with CTI. Messrs. Woolf and Gillstrom had employment agreements providing for their employment with Comverse. Mr. Swad’s agreement had an initial term through January 31, 2011, while Messrs. Chinnici and Gillstrom’s agreements had an initial term through January 31, 2010. At the end of the initial term, these agreements provided for automatic successive one-year extensions, unless terminated by CTI (or, in the case of Mr. Gillstrom, Comverse) or by the executive or not renewed in accordance with their terms. Mr. Woolf’s employment agreement with Comverse did not contain a stated term.

These agreements provided the initial annual base salary of each of Messrs. Swad, Woolf, Chinnici and Gillstrom, and provided that their base salaries would be reviewed at least annually and that they could be increased by the Compensation Committee or our Board. In addition, Messrs. Swad’s and Gillstrom’s agreements provided that their base salary could be decreased under certain circumstances as specified in their respective agreement.

The agreements also provided that Messrs. Swad, Woolf, Chinnici and Gillstrom were eligible to receive an annual cash incentive award based upon the level of achievement of certain performance objectives developed by the Chief Executive Officer, with the target annual incentive award opportunity equal to 100% of base salary and a maximum incentive award opportunity equal to 200% of base salary. In addition, for fiscal 2009, the agreements provided for guaranteed minimum annual incentive award payments in the year of hire for Messrs. Swad, Chinnici and Gillstrom of $275,000 for Mr. Swad and $200,000 for each of Messrs. Chinnici and Gillstrom.

Pursuant to their agreements, we granted each of these Former Executive Officers a DSU award in connection with his initial employment.

Mr. Swad was granted a DSU award on May 28, 2009, covering 210,000 shares of our common stock. The vesting and delivery of 70,000 shares of the common stock covered by the DSU award was conditioned upon the achievement by CTI and Comverse of a specified performance criterion based on pro forma operating income for fiscal 2009. As CTI and Comverse failed to achieve the target pro forma operating income performance level established for fiscal 2009, the portion of this DSU award subject to this performance-based vesting condition expired unvested.

Mr. Chinnici was granted a DSU award covering 40,000 shares of our common stock, and an additional one-time DSU award (referred to as the Chinnici One-Time Award) covering 30,000 shares of our common stock, as a one-time special award.

Mr. Gillstrom was granted a DSU award covering 40,000 shares of our common stock, and an additional one-time DSU award (referred to as the Gillstrom One-Time Award) covering 40,000 shares of our common stock, to offset his forfeiture of existing unvested equity incentive rights when he left his former employer.

These DSU awards were scheduled to vest in three equal annual installments on the first, second and third anniversaries of the date of grant, in the case of Mr. Swad, or the Former Executive Officer’s first day of employment, in the case of Messrs. Chinnici and Gillstrom, subject to accelerated vesting under certain circumstances. Mr. Chinnici’s DSU award covering

40,000 shares of our common stock was forfeited upon his termination of employment. The Chinnici One-Time Award immediately vested in full upon his termination of employment, which was effective May 20, 2009. One-third of Mr. Gillstrom’s DSU award covering 40,000 shares of our common stock and the Gillstrom One-Time Award vested on November 1, 2009. The unvested portion of the Gillstrom One-Time Award vested upon his termination of employment, which was effective November 11, 2009. All other equity awards held by Mr. Gillstrom that remained unvested on the date of his termination of employment were forfeited.

During the term of their employment, Messrs. Swad, Chinnici and Gillstrom were eligible to participate in our long-term incentive compensation plans, programs and arrangements, including equity-based plans, applicable to our senior-level executives. In addition, during the term of their employment, each Former Executive Officer was eligible to receive equity-based awards at a level commensurate with his position when other senior-level executives received such awards and based on corporate and his individual performance.

Further, Messrs. Swad and Chinnici were eligible to participate in all of the employee welfare and pension benefit plans, programs and arrangements that we made available to our other senior-level executives, and to participate in our fringe benefit programs applicable to senior-level executives (if any) and to be reimbursed for reasonable business expenses. In addition, Messrs. Swad, Woolf and Chinnici were reimbursed for their reasonable legal fees and expenses (in an amount of up to $15,000 for Messrs. Swad and Chinnici and $5,000, in the case of Mr. Woolf) incurred in connection with negotiating and executing their employment agreements. During the term of his employment, Mr. Swad was also eligible to receive an annual additional supplemental payment to cover perquisites of $25,000, payable as additional base salary.

On April 22, 2010, we amended the employment agreement of Mr. Swad to facilitate his provision of services from our New York City headquarters from May 1, 2010 through April 30, 2011 by agreeing to cover the costs of his temporary living arrangements in New York City and commuting expenses. Pursuant to the amendment, Mr. Swad received a one-time set-up lodging payment in the amount of $24,000 on May 1, 2010 and, thereafter, for the period from May 1, 2010 through April 30, 2011, a living allowance in the amount of $16,000 per month. In addition, in the event that his employment was terminated, Mr. Swad would have been entitled to receive, in lieu of a continuation of such monthly payments, a single lump sum payment in the amount of $27,000 (if termination of employment occurred prior to January 31, 2011) or $13,500. Upon Mr. Swad’s resignation, he ceased receiving the monthly living allowance.

Mr. Chinnici was also reimbursed, for the period from June 5, 2008 through August 31, 2008, for his lodging and travel between Maryland and New York. During his term of employment, Mr. Chinnici also was eligible to receive an annual additional supplemental payment to cover perquisites of $25,000, and, from September 1, 2008 through May 31, 2009, a housing allowance of $6,500 per month, with both of these amounts payable as additional base salary.

The agreements imposed certain obligations on Messrs. Swad, Woolf, Chinnici and Gillstrom with respect to maintaining confidential information (both during their employment and following termination of employment), and contained an assignment of intellectual property rights provision and non-competition and non-solicitation provisions applicable during their employment and for a one-year period following termination of employment.

Further, Mr. Gillstrom was eligible to participate in all of the employee welfare and pension benefit plans, programs and arrangements that Comverse UK makes available to its senior-level executives other than those relating to cash bonuses and equity awards. In addition to the other perquisites and personal benefits generally made available to other executives in the United Kingdom, under the terms of his employment agreement Comverse agreed to deposit an amount equal to 10% of his base salary ($45,000) into Mr. Gillstrom’s pension account during his first year of employment.

In the case of Mr. Gillstrom, to the extent that such plans did not provide coverage of medical expenses in Sweden, the agreement provided that Comverse would either arrange for insurance coverage of medical expenses for Mr. Gillstrom’s family in Sweden or pay or reimburse him for the cost of arranging for such medical insurance coverage. Pursuant to the agreement, Comverse and Mr. Gillstrom agreed to discuss in good faith alternative or supplemental pension schemes. In addition, Mr. Gillstrom was entitled to receive all fringe benefits of Comverse UK applicable to senior-level executives and to be reimbursed for reasonable business expenses and for reasonable legal fees and expenses associated with the negotiation and drafting of the employment agreement (up to $10,000).

Further, the agreement provided that during Mr. Gillstrom’s initial term of employment, he would be employed directly by Comverse UK and would work from its offices in London, England or from his home in Sweden. Pursuant to the agreement, Comverse paid all costs associated with Mr. Gillstrom’s application for and obtainment of authorization to reside and work in London, including, without limitation, work visas. While Mr. Gillstrom worked in London, Comverse either provided him with temporary accommodations in London or reimbursed his reasonable housing costs (up to $8,000 per month) and reimbursed him for reasonable travel expenses incurred between Sweden and London (up to twice per week).

Mr. Gillstrom’s agreement also provided for certain payments or reimbursements upon his relocation to New York City. In connection with such relocation, Comverse agreed to pay or reimburse Mr. Gillstrom for all reasonable relocation expenses for him and his family to the United States, to reimburse him for certain travel expenses between New York and Sweden each fiscal year and to provide assistance with temporary housing, taxes and education expenses. Pursuant to the agreement, upon termination of the agreement, Comverse would be obligated to pay or reimburse Mr. Gillstrom for reasonable moving and travel costs and expenses associated with his and his family’s return to Sweden. However, Comverse had no obligation to reimburse him for such expenses if he was terminated for cause or if his employment was terminated after the second anniversary of his relocation to the United States.

Mr. Chinnici’s employment as Executive Vice President and Chief Financial Officer was terminated effective May 20, 2009. Mr. Gillstrom’s employment as Senior Vice President, President, Global Sales of Comverse was terminated effective November 11, 2009. Mr. Swad resigned from his position as Executive Vice President and Chief Financial Officer effective October 10, 2010 and his employment with CTI terminated effective November 9, 2010.

Potential Payments Upon Termination

or Change in Control

Each of the Named Executive Officers is or was eligible to receive certain severance payments and benefits in connection with his termination of employment under various circumstances, including following a change in control of CTI. For a summary of the material terms and conditions of the employment agreements that govern the disposition of these payments and benefits for certain Named Executive Officers, see “—Employment Agreements and Arrangements with Named Executive Officers.” For a summary of the material terms and conditions of CTI’s Executive Severance Protection Plan, which governs the disposition of payments and benefits for Messrs. Bin, Woolf and Gillstrom and Dr. Matsliach, see below.

The estimated potential severance payments and benefits payable to each Current Executive Officer in the event of termination of his employment as of January 31, 2010 pursuant to his individual employment agreement or the Executive Severance Protection Plan, as applicable, and the actual payments and benefits, if any, paid or provided to each Former Executive Officer upon termination of employment, are described below.

The actual amounts that would be paid or distributed to the Current Executive Officers as a result of one of the termination events occurring in the future may be different than those presented below as many factors will affect the amount of any payments and benefits upon a termination of employment. For example, some of the factors that could affect the amounts payable include the Current Executive Officer’s base salary and the market price of our common stock. In addition, although CTI, Comverse Ltd. or Comverse, as applicable, has entered into individual employment agreements providing severance payments and benefits to the Current Executive Officers in connection with a termination of employment under particular circumstances, CTI, Comverse Ltd. or Comverse, as applicable, may mutually agree with the Current Executive Officers on severance terms that vary from those provided in the pre-existing agreements. Finally, in addition to the amounts presented below, each Current Executive Officer would also receive any DSUs that vested on or before his termination date and would be able to exercise any vested stock options that he held as of his termination date. For more information about the Current Executive Officers outstanding equity awards as of January 31, 2010, see “—Fiscal 2009 Outstanding Equity Awards At Fiscal Year-End Table.”

In addition to the severance payments and benefits described in the Named Executive Officers’ individual employment agreements, these executives are eligible to receive any benefits accrued under broad-based benefit plans, such as disability benefits and accrued vacation pay, in accordance with those plans and policies.

Each of the Named Executive Officers is subject to compliance with certain restrictive covenants set forth in his individual employment agreement that continue following his termination of employment. Generally, these covenants prohibit the Named Executive Officers from disclosing proprietary or confidential information, developing certain intellectual property rights following termination of their employment and from competing with CTI for a certain period after termination of their employment. Each of the Named Executive Officers is prohibited for one year after termination of his employment from soliciting any of CTI’s employees to leave employment or any of its customers or suppliers to do business with any of its competitors.

Current Executive Officers

Under their employment agreements, the Current Executive Officers are eligible to receive certain severance payments and benefits in the event their employment is terminated under various circumstances, including following a change in control of CTI, as follows:

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

•	amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs and accrued vacation; and

•	such other or additional benefits, if any, as we may provide under applicable plans, programs and arrangements.

In addition to the foregoing, Mr. Dahan will be entitled to receive immediate vesting of all of his outstanding stock options and DSU awards, with any options granted after April 30, 2007 having a minimum exercise period of one year from the date of death (in the case of disability, the date of termination) or, if less, the maximum exercise period permitted by Section 409A of the Code, subject to any option plan provisions relating to a change in control of our company or similar event and to the initial 10-year term of the options; provided, however, that, if necessary, such exercise period will be extended if permitted by Section 409A until the exercise of the options would cease to violate applicable securities laws subject to the initial 10-year term of the options.

In the event of a termination of employment due to death or disability, each of Mr. Bin and Dr. Matsliach will be entitled to receive his earned but unpaid base salary, earned but unpaid annual incentive award and such other and additional benefits, if any, as may be provided under applicable plans, programs and arrangements of Comverse.

Termination for Cause, Without Good Reason or by Executive Nonrenewal. In the event of a termination of employment by CTI for cause or by Mr. Dahan without good reason or if Mr. Dahan terminates his employment agreement by notice of nonrenewal, he will be entitled to receive his earned but unpaid base salary and amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs, and accrued vacation.

In the event of a termination of employment by Comverse for cause or by Dr. Matsliach without good reason, Dr. Matsliach will be entitled to receive his earned but unpaid base salary, earned but unpaid annual incentive award and such other and additional benefits, if any, as may be provided under applicable plans, programs and arrangements of Comverse.

In the event of a termination of employment by Comverse for cause, Mr. Bin will not be entitled to any benefits under his employment agreement and only those afforded him under local law. In the event that Mr. Bin voluntarily terminates his employment, he will be entitled to receive his earned but unpaid base salary, earned but unpaid annual incentive award, the release of monies depositing by Comverse Ltd. and Mr. Bin in his managers’ insurance fund and continuing education fund and such other and additional benefits, if any, as may be provided under applicable plans, programs and arrangements of Comverse.

Termination Without Cause, for Good Reason or by Company Nonrenewal. In the event of a termination of employment by CTI or, in the case of Mr. Bin and Dr. Matsliach, Comverse, without cause or by Mr. Dahan or Dr. Matsliach, as applicable, for good reason or if, in the case of Mr. Dahan, we terminate his employment agreement by notice of nonrenewal, such executive will be entitled to receive the following payments and benefits:

•	his earned, but unpaid, base salary and earned, but unpaid, annual incentive award for the immediately preceding fiscal year; and

•	such other or additional benefits, if any, as we may provide under applicable plans, programs and arrangements.

In addition to the foregoing, Mr. Dahan will be entitled to receive the following additional payments and benefits:

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

•	a payment equal to 150% of his target annual incentive award bonus;

•	payment of COBRA health care premiums for him and his covered beneficiaries for a period of 18 months following termination of employment;

•	amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs and accrued vacation; and

•	immediate vesting of his outstanding DSU awards.

In addition to the foregoing, pursuant to the amendment dated April 29, 2010 to his employment agreement and evidencing terms approved by the Compensation Committee in December 2009, Mr. Bin will remain an employee of Comverse Ltd. until the one year anniversary of the notice of termination, required to provide transition services for a period of 60 days after such notice. In addition, he will be entitled to receive (i) release of all monies accrued in his managers’ insurance fund and advanced study fund deposited by him and Comverse Ltd. during the term of his employment, (ii) redemption of all unused vacation days, (iii) a pro rata portion of his unpaid convalescence pay (or offset against amounts payable to him of any prepaid convalescence pay) and (iv) a payment equal to 100% of his target annual cash incentive award, regardless of any performance requirements.

In addition to the foregoing and pursuant to his employment agreement dated June 1, 2010, Dr. Matsliach will be entitled to a payment equal to (i) 100% of his base salary in effect immediately prior to the termination date and (ii) 100% of his target annual incentive award, regardless of any performance requirements; provided, however, that if the termination of employment is by Dr. Matsliach for good reason, the applicable percentages for the calculation of this payment will be reduced from 100% to 50%.

Termination in Connection With or Following a Change in Control of Our Company. In the event Mr. Dahan’s employment is terminated without cause or by Mr. Dahan for good reason in connection with or within one year after a change in control of CTI or if his employment agreement is terminated by notice of nonrenewal within one year after a change in control of CTI, Mr. Dahan will be entitled to receive the same payments and benefits as in the case of any other termination of employment without cause, by Mr. Dahan for good reason or following notice of nonrenewal, except that the amount of the severance payment equal to the sum of his base salary and target annual incentive award bonus will be multiplied by 250%, rather than 150%.

In the case of Dr. Matsliach, in the case of a change in control of CTI, in the event that he were to receive any payment or benefit that would be subject to the excise tax imposed by Section 4999 of the Code, or any related interest or penalties, then, under the terms of his employment arrangements, he would be entitled to receive such payments and benefits either in full or in such lesser amount which would result in no portion of such payments or benefits being subject to such excise taxes; whichever of the foregoing amounts, taking into account such excise taxes, results in his receipt on an after-tax basis of the greatest amount of benefits, notwithstanding that all or a portion of such payments and benefits may be taxable under Section 4999 of the Code.

Executive Severance Protection Plan

Our Executive Severance Protection Plan provides for the payment of severance and other benefits to designated executives of ours and our subsidiaries and affiliates in the event of their termination of employment in certain situations upon, following or in connection with a change in control of CTI (as defined in the plan). On November 11, 2008, the plan was amended by the Compensation Committee to change certain provisions, including the potential payout formulas, to comply with the requirements of Sections 162(m) and 409A of the Code, and to make certain other changes involving the administration of the plan. Pursuant to the current terms of the plan, upon the execution of an appropriate release of claims against us and the continued obligations under certain restrictive covenants regarding confidentiality, non-competition and non-solicitation, an eligible executive would be entitled to receive:

•

a cash severance payment consisting of a percentage of his base salary, a percentage of his target bonus and a pro rata portion of the actual bonus that he would have earned for the period during which he provides services during the year of termination;

•

continued medical, dental and life insurance benefits at the same benefit level as provided immediately prior to the change in control and at the same cost as is generally provided to our active employees for the period of time set forth in the Plan Notification;

•	accrued but unpaid base salary and bonus through the date of termination of employment;

•

reimbursement of unreimbursed expenses and such other compensation (including any stock options or other equity-related payments) and benefits, if any, to which the executive may be entitled from time to time pursuant to the terms and conditions of the employee compensation, incentive, equity, benefit or fringe benefit plans, policies or programs; and

•	accelerated vesting of any outstanding equity awards then held by the executive.

During fiscal 2009, Messrs. Bin, Woolf and Gillstrom and Dr. Matsliach were the only Named Executive Officers eligible to participate in the Executive Severance Protection Plan.

As of January 31, 2010, Mr. Bin was entitled to participate at a level of 150% of base salary and target annual cash incentive award opportunity and Dr. Matsliach was entitled to participate at a level of 100% of base salary and target annual cash incentive award opportunity. Upon their termination of employment, Messrs.Woolf and Gillstrom were entitled to participate at a level of 100% of base salary and target annual cash incentive award opportunity.

The following table sets forth the potential (estimated) payments and benefits to which each Named Executive Officer would have been entitled assuming termination of his employment or a change in control of CTI as of January 31, 2010, as specified under his employment agreement.

Potential Payments and Benefits

Upon Termination of Employment

or Change in Control of Our Company

Triggering Event (1)	Andre Dahan (3)	Stephen M. Swad (4) (9)	Dror Bin (5)	Gabriel Matsliach (6)		Howard Woolf (8) (9)
Termination Upon Death or Disability
Base Salary	—	—	—	—		—
Annual Incentive Award (2)	$1,000,000	$625,000	—	—		—
Accelerated Vesting of DSU Awards	$6,596,079	—				—
Severance Payment	—	—	—	—		—
Health Benefit Payments	—	—	—	—		—
TOTAL	$7,596,079	$625,000	—	—		—
Termination Without Cause, for Good Reason or Company Nonrenewal
Base Salary	—	—	—	—		—
Annual Incentive Award (2)	$1,000,000	$625,000	$400,000	—		—
Accelerated Vesting of DSU Awards	$6,596,079	—	—	—		—
Severance Payment	$3,000,000	$1,250,000	$400,000	$640,000	(7)	$300,000
Health Benefit Payments	$16,278	$16,322	$200	$8,027		$2,676
TOTAL	$10,612,357	$1,891,322	$800,200	$648,027		$302,676

Termination With Cause, Without Good Reason or Executive NonRenewal
Base Salary	—	—	—	—	—
Annual Incentive Award	—	—	—	—	—
Accelerated Vesting of DSU Awards	—	—	—	—	—
Severance Payment	—	—	—	—	—
Health Care Benefits	—	—	—	—	—
TOTAL	—	—	—	—	—
Termination in Connection With Change in Control
Base Salary	—	—	—	—	—
Annual Incentive Award	$1,000,000	$625,000	$400,000	$320,000	$300,000
Accelerated Vesting of DSU Awards	$6,596,079	$1,997,100	$970,020	$570,600	$748,114
Severance Payment	$5,000,000	$1,875,000	$1,200,000	$640,000	$600,000
Health Care Benefits	$16,278	$24,483	$200	$8,027	$5,352
Tax Reimbursements	—	$758,460	—	—	—
TOTAL	$12,612,357	$5,280,043	$2,570,220	$1,538,627	$1,653,466

(1)	Assumes the date of termination of employment was January 31, 2010 and that the market price of our common stock on January 29, 2010 (the last trading day of the fiscal year) was $9.51 per share (the closing market price of our common stock as quoted on the “Pink Sheets”).

(2)	For purposes of these estimates, the pro rata portion of the actual annual cash incentive award payable assumes on-target achievement of the performance goals established for the Named Executive Officer for fiscal 2009 and payment of 100% of the target annual cash incentive award opportunity to each Named Executive Officer.

(3)	For purposes of these estimates, Mr. Dahan’s compensation is assumed to be as follows: current base salary equal to $1 million, a targeted annual cash incentive award opportunity equal to 100% of his base salary and outstanding unvested DSU awards covering 693,595 shares of common stock.

(4)	For purposes of these estimates, Mr. Swad’s compensation is assumed to be as follows: current base salary equal to $625,000, a targeted annual cash incentive award opportunity equal to $625,000 and outstanding unvested DSU awards covering 210,000 shares of common stock. Mr. Swad resigned his position as our Executive Vice President and Chief Financial Officer effective October 10, 2010. His employment continued through November 9, 2010.

(5)	For purposes of these estimates, the terms set forth in Mr. Bin’s employment agreement as amended through April 29, 2010 have been applied and Mr. Bin’s compensation is assumed to be as follows: current base salary equal to $400,000, a targeted annual cash incentive award opportunity equal to $400,000 and outstanding unvested DSU awards covering 102,000 shares of common stock. Upon a termination of employment other than in connection with a change in control of our company or other than for cause Mr. Bin remains an employee of Comverse Ltd. until the first anniversary of the notice of termination and he is entitled to receive the release of all monies accrued in his managers’ insurance fund and advanced study fund deposited by him and Comverse Ltd. during his employment. These amounts are not included in the estimates reported in the foregoing table.
(6)	For purposes of these estimates, the terms set forth in Dr. Matsliach’s employment agreement dated June 1, 2010 have been applied and Dr. Matsliach’s compensation is assumed to be as follows: current base salary equal to $320,000, a targeted annual cash incentive award opportunity equal to $320,000 and outstanding unvested DSU awards covering 60,000 shares of common stock.
(7)	In the event that Dr. Matsliach terminates his employment for good reason, this severance payment would be reduced to $320,000 and his total payments and benefits would be $328,027.
(8)	For purposes of these estimates, Mr. Woolf’s compensation is assumed to be as follows: current base salary equal to $300,000, a targeted annual cash incentive award opportunity equal to $300,000 and outstanding unvested DSU awards covering 78,666 shares of common stock. Mr. Woolf resigned his position as Senior Vice President, President, Global Services of Comverse effective June 30, 2010.
(9)	Effective June 30, 2010, Mr. Woolf resigned his position with CTI. Pursuant to the policy of Comverse, Inc., Mr. Woolf was entitled to receive his base salary earned but not paid prior to the date of termination and any amounts earned, accrued or owing to him but not yet paid in respect of employee benefit programs, reimbursement of business expenses and unused vacation days. Effective October 10, 2010, Mr. Swad resigned his position as our Executive Vice President and Chief Financial Officer and continued as an employee through November 9, 2010. Pursuant to the provisions of his employment agreement, Mr. Swad was entitled to receive his base salary earned but not paid prior to the date of termination and any amounts earned, accrued or owing to him but not yet paid in respect of employee benefit programs, reimbursement of business expenses, perquisites and unused vacation days.

Former Executive Officers

Under their employment agreements, the Former Executive Officers (which includes Messrs. Chinnici and Gillstrom, who terminated their employment during fiscal 2009, as well as Messrs. Swad and Woolf, who served as executive officers throughout fiscal 2009 and subsequently terminated their employment during fiscal 2010) were eligible to receive certain severance payments and benefits upon termination of their employment under various circumstances, including following a change in control of CTI. For the estimated potential severance payments and benefits payable to Messrs. Swad and Woolf in the event of a termination of employment as of January 31, 2010, see the table in the “Current Executive Officers” section above.

Mr. Swad

Under his employment agreement, Mr. Swad was eligible to receive certain severance payments and benefits in the event his employment was terminated under various circumstances, including following a change in control of CTI, as follows:

Termination Upon Death or Disability. In the event of a termination of employment due to death or disability, Mr. Swad was entitled to receive the following payments and benefits:

•	his earned but unpaid base salary and earned but unpaid annual incentive award for the immediately preceding fiscal year;

•

a pro rata share of the annual incentive award he would have earned if he had remained employed through the end of the fiscal year in which his death or termination due to disability occurred, based on actual corporate performance against the goals set by the Compensation Committee for such fiscal year (which, in his case, was to be a pro rata share of his annual cash incentive award of $625,000);

•	amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs and accrued vacation; and

•	such other or additional benefits, if any, as we may provide under applicable plans, programs and arrangements.

Termination for Cause, Without Good Reason or by Executive Nonrenewal. In the event of a termination of employment by CTI for cause or by Mr. Swad without good reason or if Mr. Swad terminated his employment agreement by notice of nonrenewal, he was entitled to receive his earned but unpaid base salary and amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs, and accrued vacation.

Termination Without Cause, for Good Reason or by Company Nonrenewal. In the event of a termination of employment by CTI or by Mr. Swad for good reason or if CTI terminated his employment agreement by notice of nonrenewal, he was entitled to receive the following payments and benefits:

•	his earned, but unpaid, base salary and earned, but unpaid, annual incentive award for the immediately preceding fiscal year;

•	such other or additional benefits, if any, as we may provide under applicable plans, programs and arrangements;

•

a pro rata share of the annual incentive award he would have earned if he had remained employed through the end of the fiscal year in which his employment is terminated, based on actual performance against the goals set by the Compensation Committee for such fiscal year;

•

a payment equal to (i) 100% of the greater of his base salary in effect immediately prior to the termination date or his base salary immediately prior to any reduction that would constitute a basis for termination of employment for good reason; and (ii) 100% of his target annual incentive award, regardless of any performance requirements;

•	payment of COBRA health care premiums for him and his covered beneficiaries for a period of 12 months following termination of employment; and

•	amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs and accrued vacation.

Termination in Connection With or Following a Change in Control of Our Company. In the event Mr. Swad’s employment was terminated without cause or by him for good reason in connection with or within one year after a change in control of CTI or if his employment agreement was terminated by notice of nonrenewal within one year after a change in control of CTI, Mr. Swad was entitled to receive the following payments and benefits:

•	his earned, but unpaid, base salary and earned, but unpaid, annual incentive award for the immediately preceding fiscal year;

•

a payment equal to (i) a pro rata share of the annual incentive award he would have earned if he had remained employed through the end of the fiscal year in which his employment terminated, based on actual corporate performance against the goals set by the Compensation Committee for such fiscal year; (ii) 150% of the greater of his base salary in effect immediately prior to the termination date or his base salary immediately prior to any reduction that would constitute a basis for termination of employment for good reason; and (iii) 150% of his target annual incentive award, regardless of any performance requirements;

•	payment of COBRA health care premiums for him and his covered beneficiaries for a period of 18 months following termination of employment;

•	amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs and accrued vacation;

•	such other or additional compensation and benefits, if any, as we may provide under our applicable compensation, incentive, equity, benefit or fringe benefit plans; and

•	immediate vesting of his outstanding equity incentive awards.

If during the initial term of his employment, with respect to a change in control of CTI, Mr. Swad were to receive any payment, benefit or distribution that would be subject to the excise tax imposed by Section 4999 of the Code, or any related interest or penalties, he was also entitled to receive a tax gross-up payment that would put him in the same after-tax position as if the excise tax had not been imposed.

Mr. Woolf

Mr. Woolf was eligible to participate in our Executive Severance Protection Plan as described above.

Mr. Chinnici

In connection with his termination of employment effective May 20, 2009, upon execution of a release of claims against CTI, Mr. Chinnici received the following payments and benefits:

•

a pro rata share of the annual cash incentive award payment that he would have earned if he had remained employed through the end of fiscal 2009 based upon actual corporate performance against performance targets, and payable when the annual incentive award payments are made by CTI to its senior-level executives;

•

a lump sum cash payment equal to the sum of (a) $500,000 (representing 100% of his annual base salary at its then-current rate) and (b) $350,000 (representing 100% of his target annual cash incentive award opportunity);

•	medical, dental and life insurance coverage continuation for him and his covered beneficiaries under COBRA for a period of 12 months following the date of termination; and

•	full and immediate vesting of the Chinnici One-Time Award.

These payments and benefits had an aggregate value of $1,067,638, consisting of a lump-sum cash payment of $850,000 made under the terms of his employment agreement as described above, $15,138 for the costs associated with COBRA health continuation benefits and a non-cash compensation expense of $202,500 for the accelerated vesting of the Chinnici One-Time Award.

Mr. Gillstrom

In connection with his termination of employment effective November 11, 2009, Mr. Gillstrom and Comverse entered into a Separation and Release Agreement, dated November 6, 2009. Under this agreement, upon execution of a release of claims against Comverse, Mr. Gillstrom received the following payments and benefits:

•

a pro rata share of his fiscal 2009 annual cash incentive award that would have been payable had he remained employed at the end of fiscal 2009 based on the number of days he was employed in fiscal 2009 and corporate performance as compared to the goals set by the Compensation Committee for fiscal 2009;

•	a lump sum payment equal to $375,000; and

•	the full and immediate vesting of the unvested portion of the Gillstrom One-Time Award.

These payments and benefits had an aggregate value of $597,136, consisting of a lump sum payment of $375,000 and a non-cash compensation expense of $222,136 for the accelerated vesting of the Gillstrom One-Time Award.

Fiscal 2009 Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board during fiscal 2009. Mr. Dahan, who is our President and Chief Executive Officer and receives no compensation for his service as a director, is not included in this table. The compensation received by Mr. Dahan is presented in “—Fiscal 2009 Summary Compensation Table.”

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Option Awards	Total
Raz Alon	$200,000	$87,700	—	$287,700
Susan D. Bowick	$200,000	$87,700	—	$287,700
Charles J. Burdick	$200,000	$87,700	—	$287,700
Joseph O’Donnell	$200,000	$87,700	—	$287,700
Augustus K. Oliver	$200,000	$87,700	—	$287,700
Richard N. Nottenburg	$200,000	$87,700	—	$287,700
A. Alexander Porter, Jr.	$200,000	$87,700	—	$287,700
Theodore H. Schell	$200,000	$87,700	—	$287,700
Mark C. Terrell	$200,000	$87,700	—	$287,700
Robert Dubner	$200,000	$87,700	—	$287,700

(1)	The amounts reported in the Stock Awards column represent the grant date fair value of the stock-based awards made to the non-employee directors during fiscal 2009 calculated in accordance with the FASB’s guidance, related to share-based payment awards. The grant date fair value of these stock-based awards is calculated by multiplying the number of shares in each award by the fair market value of our common stock on the award’s date of grant. The amounts reported in this column reflect the compensation expense we expect to record in our financial statements over the vesting schedule of these stock-based awards, and do not correspond to the actual economic value that may be received by the non-employee directors from the awards.

(2)	The following table sets forth (a) the grant date of the DSU awards granted to the non-employee directors in fiscal 2009, (b) the grant date fair value, calculated in accordance with the FASB’s guidance related to share-based payment awards, of the DSU awards granted to the non-employee directors in fiscal 2009, (c) the aggregate number of unvested DSUs held by the non-employee directors at fiscal year-end, January 31, 2010 and (d) the aggregate number of stock options held by the non-employee directors at fiscal year-end, January 31, 2010.

Director Name	DSU Grant Date	Grant Date Fair Value of DSU Awards Granted during Fiscal 2009	Number of Unvested DSUs Held at January 31, 2010	Number of Stock Options Held at January 31, 2010
Raz Alon	12/03/2009	$87,700	10,000	17,000
Susan D. Bowick	12/03/2009	$87,700	10,000	—
Charles J. Burdick	12/03/2009	$87,700	10,000	—
Joseph O’Donnell	12/03/2009	$87,700	10,000	—
Augustus K. Oliver	12/03/2009	$87,700	10,000	—
Richard N. Nottenburg	12/03/2009	$87,700	10,000	—
Theodore H. Schell	12/03/2009	$87,700	10,000	—
Mark C. Terrell	12/03/2009	$87,700	10,000	—
Robert Dubner	12/03/2009	$87,700	10,000	—

Director Compensation Information

Fee Arrangements for Directors

The compensation of each non-employee director consisted of:

•

A cash retainer of $16,666 per month ($200,000 per annum), with no meeting or committee fees or any additional compensation for service as a committee chair or serving as the Chairman of the Board; and

•	A DSU award covering 10,000 shares of our common stock for service during fiscal 2009 that vested on January 1, 2010.

The shares of our common stock delivered in settlement of a DSU award are subject to deferred delivery in accordance with Section 409A of the Code. DSU awards are also subject to the policy of our Board requiring directors to hold one-half of all shares of our common stock received as compensation (that is, this policy permits the sale of that portion of the shares underlying the DSU award as may be necessary for payment of the tax liabilities arising in connection with the delivery of the shares) for the duration of their service on our Board.

In recognition of the incremental workload, efforts and demands on the time of the non-employee Chairman of our Board, in October 2010 and effective October 1, 2010, the Compensation Committee recommended and our Board approved for the non-employee Chairman of our Board (i) an incremental annual cash retainer in the amount of $90,000 and (ii) an incremental annual DSU award with a value of $150,000 (using the average of the closing prices per share of CTI’s common stock on the “Pink Sheets” for the thirty (30) consecutive trading days ending October 1, 2010). After such approval, the aggregate compensation for the non-employee Chairman of our Board is comprised of an aggregate annual cash retainer of $290,000 and an annual DSU award with a value of $210,000.

Compensation Committee Interlocks and Insider Participation

During fiscal 2009, the Compensation Committee consisted of Ms. Bowick and Messrs. Nottenburg and Schell. Each of these individuals is an independent director. During fiscal 2009, no member of the Compensation Committee was: (i) an officer or employee of ours or any of our subsidiaries; (ii) formerly an officer of ours or any of our subsidiaries; or (iii) a party to any disclosable related-party transaction involving us.

Dr. Nottenburg served as the President and Chief Executive Officer of Sonus Networks, Inc., a telecommunications company, from June 13, 2008 until October 12, 2010. Sonus Networks is a customer of Comverse, Verint and Ulticom. We had a well-established and ongoing business relationship in the ordinary course of business with Sonus Networks prior to the appointment of Dr. Nottenburg to the Compensation Committee. Pricing and contract terms have been, and continue to be, determined through negotiations at arms’ length. For further information about this relationship, see Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

During fiscal 2009, none of our executive officers served as (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee or (iii) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table identifies and sets forth certain information concerning the beneficial ownership of common stock as of December 20, 2010, the latest practicable date (unless otherwise noted), by (1) each person or entity who is known by CTI to beneficially own more than 5% of CTI’s outstanding shares of common stock; (2) each of CTI’s current directors; (3) each of CTI’s named executive officers for the fiscal year ended January 31, 2010 and (4) all of CTI’s current directors and executive officers as a group.

Name and Address(1)	Relationship	Amount and Nature of Beneficial Ownership(2)		Percent of Outstanding Shares(3)
FMR Corporation 82 Devonshire Street Boston, Massachusetts 02109	Shareholder	29,765,517	(4)	14.6%
Artis Capital Management, L.P. Artis Capital Management, Inc. Stuart L. Peterson One Market Plaza Steuart Street Tower, Suite 2700 San Francisco, California 94105	Shareholder	15,220,548	(5)	7.4%
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	Shareholder	10,853,856	(6)	5.3%
Level Global Investors, L.P. and related persons 888 Seventh Avenue, 27th Floor New York, New York 10106	Shareholder	14,597,037	(7)	7.1%
Soros Fund Management LLC and related parties 888 Seventh Avenue, 33rd Floor New York, New York 10106	Shareholder	12,377,066	(8)	6.1%
Raz Alon	Director	83,980	(9)	*
Susan D. Bowick	Director	34,074	(10)	*
Charles J. Burdick	Chairman of the Board	46,107	(11)	*
Andre Dahan	President, Chief Executive Officer and Director	502,823	(12)	*
Robert Dubner	Director	20,200	(10)	*

Richard N. Nottenburg	Director	40,000	(10)	*
Joseph O’Donnell	Director	35,000	(10)	*
Augustus K. Oliver	Director	1,730,252	(13)	*
A. Alexander Porter, Jr.	Director	3,360,186	(14)	1.6%
Theodore H. Schell	Director	36,365	(10)	*
Mark C. Terrell	Director	40,000	(10)	*
Dror Bin	Executive Vice President and President, Global Sales of Comverse, Inc.	99,000	(15)	*
Gabriel Matsliach	Senior Vice President, Global Products and Operations of Comverse, Inc.	119,000	(16)	*
Stephen M. Swad	Former Executive Vice President and Chief Financial Officer		(17)	(17)
Howard Woolf	Former Senior Vice President, Global Services of Comverse, Inc.		(18)	(18)
Urban Gillstrom	Former Senior Vice President, President, Global Sales, Comverse, Inc.		(19)	(19)
Joseph R. Chinnici	Former Executive Vice President and Chief Financial Officer		(20)	(20)
All current directors and executive officers as a group (17 persons)(21)		6,198,321	(22)	3.0%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the persons whose name appears in the table above is: c/o Comverse Technology, Inc., 810 Seventh Avenue, New York, New York 10019.

(2)	The information contained in the table above reflects “beneficial ownership” of common stock within the meaning of Rule 13d-3 under the Exchange Act. Beneficial ownership reflected in the table above includes shares (a) issuable upon the exercise of stock options that are exercisable within the next 60 days (assuming the prohibition on option exercises that is discussed in greater detail in Item 11, “Executive Compensation” is lifted within the next 60 days) and (b) deliverable in settlement of DSU awards within the next 60 days (assuming such shares are subject to an effective registration statement on Form S-8 and no resale restrictions apply within the next 60 days). Shares in settlement of DSUs that are subject to deferred delivery are deliverable on the later of (i) the vesting date and (ii) the earlier of (A) such time as such shares are subject to an effective registration statement on Form S-8 and no sale restrictions apply and (B) a future date designated for delivery by the terms of the award.

(3)	Shares of common stock issuable upon exercise of stock options that are currently exercisable or exercisable within the next 60 days and shares of common stock deliverable in settlement of DSU awards within the next 60 days are deemed outstanding for computing the ownership percentage of the person holding such stock options or DSU awards, as applicable, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based on approximately 204,337,647 shares of common stock issued and outstanding as of December 20, 2010.

(4)	Reflects beneficial ownership as reported on a Schedule 13G/A filed with the SEC on February 14, 2007 by FMR Corp. (or the FMR 13G), and reports sole voting power with respect to 1,433,311 shares of common stock and sole dispositive power with respect to 29,765,517 shares of common stock. The FMR 13G reports beneficial ownership of shares of common stock by Fidelity Management & Research Company, Fidelity Mid Cap Stock Fund, Edward C. Johnson 3d, FMR Corp., Fidelity Management Trust Company, Strategic Advisers, Inc., Pyramis Global Advisors, LLC, Pyramis Global Advisors Trust Company and Fidelity International Limited. The voting and investment power of the various holders with respect to these shares of common stock is as set forth in the FMR 13G.

(5)	Reflects beneficial ownership based on information provided to us by the shareholders as of January 31, 2010. Based on such information, Artis Capital Management, L.P., Artis Capital Management, Inc. and Stuart L. Peterson have shared voting and dispositive power with respect to the shares of common stock beneficially owned thereby.

(6)	Reflects beneficial ownership as reported on a Schedule 13G filed with the SEC on February 12, 2010 by Wellington Management Company, LLP (or the Wellington 13G). The Wellington 13G reports shared voting power and shared dispositive power with respect to 7,913,100 shares of common stock and 10,853,856 shares of common stock, respectively.

(7)	Reflects beneficial ownership based on information provided to us by the shareholders as of December 20, 2010. A Schedule 13G/A was filed with the SEC on February 16, 2010 (referred to as the Level Global 13G) by Level Global Investors, L.P., Level Global, L.L.C., David Ganek and Anthony Chiasson. The Level Global 13G reports shared and dispositive power, as more fully discussed in Item 4 thereof.

(8)	Reflects beneficial ownership based on information provided to us by the shareholders as of December 17, 2010. A Schedule 13G was filed with the SEC on July 19, 2010 (referred to as the Soros 13G) by Soros Fund Management LLC, George Soros, Robert Soros and Jonathan Soros. Additional information regarding the voting and investment power of the various holders is set forth in the Soros 13G.

(9)	Includes 17,000 shares of common stock issuable upon exercise of stock options that are currently exercisable and 38,000 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.

(10)	Includes 20,000 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.

(11)	Includes 26,107 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.

(12)	Consists of 502,823 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.

(13)	Consists of 1,693,307 shares of common stock held by the entities referenced below and 36,945 shares of common stock held directly by Mr. Oliver. Mr. Oliver is the (i) Managing Member of Oliver Press Investors, LLC, a Delaware limited liability company and the general partner of each of Davenport Partners, L.P., a Delaware limited partnership (or Davenport), JE Partners, a Bermuda partnership (or JE), and Oliver Press Master Fund LP, a Cayman limited partnership, (or Master Fund and, together with Davenport and JE, the OP Partnerships), and (ii) Managing Member of Oliver Press Partners, LLC, a Delaware limited liability company and the investment adviser to each of the OP Partnerships. The OP Partnerships own certain of CTI’s securities, all of which are subject to the shared voting and investment authority of Mr. Oliver, among others. Shares held directly by Mr. Oliver include 20,000 shares of common stock deliverable in settlement of a vested DSU award that are subject to deferred delivery.

(14)	Consists of 3,329,643 shares of common stock held by the entities referenced below and 30,543 shares of common stock held directly by Mr. Porter. The 3,329,643 shares of common stock are held directly by Amici Associates, L.P., Amici Qualified Associates, L.P., Amici Fund International, Ltd., The Collectors’ Fund, L.P., Lightpath Capital, L.P. and a managed account (referred to collectively as the Private Investment Accounts) advised by Porter Orlin LLC. Porter Orlin LLC, a Delaware limited liability company, is the investment adviser of the Private Investment Accounts. Mr. Porter is a managing member of Porter Orlin LLC. Shares held directly by Mr. Porter include 20,000 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.

(15)	Includes 55,000 shares of common stock issuable upon exercise of stock options that are currently exercisable and 20,000 shares deliverable in settlement of a vested DSU award that are subject to deferred delivery.

(16)	Includes 91,000 shares of common stock issuable upon exercise of stock options that are currently exercisable and 28,000 shares deliverable in settlement of a vested DSU award that are subject to deferred delivery.

(17)	Mr. Swad resigned from his position as Executive Vice President and Chief Financial Officer effective October 10, 2010 and served as Special Advisor to CTI’s Chief Executive Officer until November 9, 2010. Therefore, CTI is unable to provide current address or confirm Mr. Swad’s beneficial ownership.

(18)	Mr. Woolf’s employment terminated on June 30, 2010. Therefore, CTI is unable to provide a current address or confirm Mr. Woolf’s beneficial ownership.

(19)	Mr. Gillstrom’s employment terminated on November 11, 2009. Therefore, CTI is unable to provide a current address or confirm Mr. Gillstrom’s beneficial ownership.

(20)	Mr. Chinnici’s employment terminated on May 20, 2009. Therefore, CTI is unable to provide a current address or confirm Mr. Chinnici’s beneficial ownership.

(21)	Includes (i) the following directors: Ms. Bowick, and Messrs. Alon, Burdick, Dubner, Nottenburg, O’Donnell, Oliver, Porter, Schell and Terrell and (ii) the following executive officers: Ms. Dayan, Ms. Shah and Messrs. Bin, Dahan, Legon, Matsliach and Osman.

(22)	Includes 163,000 shares of common stock issuable upon exercise of stock options that are currently exercisable and 826,264 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.

Beneficial Ownership in Subsidiaries

CTI’s Chairman of the Board, who also serves as a director of Verint Systems, was granted a stock award by Verint Systems covering 1,522 shares of its common stock. Such award is scheduled to fully vest on May 16, 2011. None of CTI’s other current directors and executive officers holds any equity securities of our subsidiaries.

Change of Control Arrangements

There are no arrangements, known to CTI, the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth certain information about securities authorized for issuance under CTI’s compensation plans as of January 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	15,107,862	(1)	$17.52	(2)	6,489,065
Equity compensation plans not approved by security holders	—		—		—

Total	15,107,862	(1)	$17.52	(2)	6,489,065

(1)

Consists of outstanding (i) options to purchase 12,852,093 shares of common stock and (ii) DSU awards covering an aggregate of 2,255,769 shares of common stock, with time-based vesting. Shares in settlement of time-based vested DSU awards are deliverable on the later of (i) the vesting date and (ii) the earlier of (A) such time as such shares are subject to an effective registration on Form S-8 and no sale restrictions apply and (B) a future date designated for delivery by the terms of the award. Excludes DSU awards covering an aggregate of 238,700 shares of common stock with vesting and delivery conditioned upon the achievement of performance criteria as the performance criteria were not achieved and such performance awards were consequently forfeited.

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

Transactions with Related Persons

Richard N. Nottenburg

Dr. Nottenburg, a member of the Board and Compensation and Leadership Committee, served as the President and Chief Executive Officer of Sonus Networks, Inc., a telecommunications company, from June 13, 2008 until October 12, 2010. Sonus Networks, Inc. is a customer of Comverse and Ulticom. We had a well-established and ongoing business relationship in the ordinary course of business with Sonus Networks, Inc. prior to the appointment of Dr. Nottenburg to the Board. Pricing and contract terms have been, and continue to be, determined through negotiations at arm’s length. For the fiscal year ended January 31, 2010, the revenue derived by each of Comverse and Ulticom from Sonus Networks, Inc. was $0.3 million and $7.8 million, respectively. As of January 31, 2010, each of Comverse and Ulticom had accounts receivable from Sonus Networks, Inc. of $0.3 million and $0.4 million, respectively. Verint derived no revenue from Sonus Networks, Inc. for the fiscal year ended January 31, 2010 and had no accounts receivable therefrom as of January 31, 2010.

Soros Fund Management LLC

As of July 19, 2010, Soros Fund Management LLC (or Soros) and related parties are reported to beneficially own more than 5% of CTI’s outstanding common stock. Historically, CTI made venture capital investments through which it acquired minority interests in high technology companies. CTI made these investments both directly and through two joint ventures it formed with Quantum Industrial Partners LDC (referred to as Quantum), an investment company managed by Soros. Each of CTI and Quantum owns a 50% interest in each of the joint ventures. During the fiscal year ended January 31, 2008, the joint ventures distributed to CTI and Quantum in accordance with their ownership interests therein (i) an aggregate of $7.9 million of cash proceeds received by the joint ventures from the sale of their interests in portfolio companies and (ii) shares of a portfolio company valued at $0.8 million. In addition, during the fiscal years ended January 31, 2010, 2009 and 2008, one of the joint ventures paid CTI management fees of $25,000, $50,000 and $120,000, respectively.

Augustus K. Oliver and A. Alexander Porter, Jr.

On May 21, 2007, Messrs. Oliver and Porter were elected by the Board as independent directors to fill vacant positions on the Board of Directors effective May 22, 2007. In conjunction with the election of Messrs. Oliver and Porter to the Board of Directors, CTI, Oliver Press Partners, LLC and certain of its affiliates (or OPP), entered into a letter agreement, dated May 22, 2007 (or the OPP Letter Agreement). Under the OPP Letter Agreement, OPP, which had initiated a shareholder solicitation process to call a special meeting of shareholders for the election of directors pursuant to Section 603 of the New York Business Corporation Law, agreed not to engage in such a solicitation prior to the next election of directors at an annual meeting. In addition, Mr. Oliver agreed to resign as a director if OPP ceases to own at least 50% of its holdings of CTI’s common stock on May 22, 2007. CTI confirmed its intention to appoint Mr. Oliver to appropriate committees of the Board of Directors and appointed Mr. Oliver as a member of the Audit Committee on June 28, 2007.

Director Independence

CTI currently has ten independent directors out of a total of 11 directors. The Board has satisfied, and expects to continue to satisfy, its expectation that all members of the Board other than the Chief Executive Officer of CTI qualify as independent directors and that the Chairman of the Board be an independent director. The following members of the Board qualify as independent under CTI’s independence standards: Messrs. Alon, Burdick, Dubner, Nottenburg, O’Donnell, Oliver, Porter, Schell and Terrell and Ms. Bowick. Andre Dahan is not an independent director due to his employment as President and Chief Executive Officer of CTI. In the course of the Board of Directors’ determinations regarding independence, it considered the transactions, relationships and arrangements discussed above under “—Transactions with Related Persons.”

Under CTI’s Corporate Governance Guidelines and Principles, for a director to be considered independent, he or she cannot be an officer or employee of CTI and the Board must affirmatively determine that the director lacks a “material relationship” with CTI (either directly or as a partner, controlling shareholder or executive officer of an organization that has a material relationship with CTI) and with members of CTI’s senior management team. A “material relationship” is defined as a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In addition to the above analysis, the definition used by the Board to determine director independence (subject to the guidance provided by the NASDAQ Listing Rules) includes certain transactions, relationships and arrangements specified in Section V(C) of CTI’s Corporate Governance Guidelines and Principles. Shareholders can access CTI’s Corporate Governance Guidelines and Principles on CTI’s website at http://www.cmvt.com/financial.htm.

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

In addition to the independence standards set forth above, each director is expected to act with integrity and to adhere to the policies set forth in CTI’s Code of Business Conduct and Ethics, which can be found on CTI’s website, at www.cmvt.com/financial.htm. Under the Corporate Governance Guidelines and Principles, any waiver of the requirements of the Code of Conduct for any director or executive officer must be approved by the Board of Directors and promptly disclosed on CTI’s website.

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

Our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively D&T), rendered professional services for CTI and its subsidiaries during the fiscal years ended January 31, 2010 and 2009. D&T has advised us that it has no direct or indirect financial interests in us or any of our subsidiaries and that it has had, during the last five years, no connection with us or any of our subsidiaries other than as our independent registered public accounting firm and certain other activities as described below.

The fees are presented in the fiscal year in which they were incurred and may relate to services performed with respect to prior fiscal years. The following table sets forth the aggregate amount of fees billed for professional services rendered by D&T to CTI and its subsidiaries in these years.

	Fiscal Years Ended January 31,
	2010	2009
	(In thousands)
Audit fees (1)
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	$38,360	$14,595
Verint	28,170	13,171
Ulticom	1,025	2,986
Starhome	46	88

Total audit fees	67,601	30,840

Audit-related fees (2)
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	—	—
Verint	—	—
Ulticom	—	107
Starhome	—	—

Total audit-related fees	—	107

Tax fees (3)
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	30	227
Verint	908	105
Ulticom	—	—
Starhome	4	6

Total tax fees	942	338

All other fees (4)
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	92	—
Verint	9	13
Ulticom	—	—
Starhome	—	—

Total all other fees	101	13

Total fees
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	38,482	14,822
Verint	29,087	13,289
Ulticom	1,025	3,093
Starhome	50	94

Total fees	$68,644	$31,298

(1)	The aggregate fees billed for professional services rendered by D&T for the audits of our consolidated annual financial statements and internal control over financial reporting, review of consolidated quarterly financial statements, services that are normally provided by D&T in connection with statutory and regulatory filings or engagements. Also included are fees billed for services related to the accounting for the results of investigations, revenue recognition evaluations and efforts to become current in periodic reporting obligations under the federal securities laws.

(2)	The aggregate fees billed for audit-related services rendered by D&T, including acquisition due diligence services and services to support divestiture activities.

(3)	The aggregate fees billed for professional services rendered by D&T for worldwide tax compliance, tax advice and tax planning.

(4)	The aggregate fees billed for products and services provided by D&T, primarily related to accounting advisory services.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report:

(1)	Financial Statements. The consolidated financial statements filed as part of this Annual Report are listed on the index to consolidated financial statements on page F-1 and are incorporated herein by reference.

(2)	Financial Statement Schedules. The following financial statement schedules of Comverse Technology, Inc. and subsidiaries are included in this Annual Report and should be read in conjunction with the consolidated financial statements and notes thereto:

Schedule I - Condensed Financial Information of Registrant	S-1
Schedule II - Valuation and Qualifying Accounts and Reserves	S-7

All other financial statement schedules required by Regulation S-X have been omitted because they are not applicable or the required information is included in the applicable consolidated financial statements or notes thereto.

(3)	Exhibits. See (b) below.

(b)	Exhibits

Exhibit No.	Exhibit Description

3	Articles of Incorporation and By-Laws:

3.1*	Certificate of Incorporation (incorporated by reference to Exhibit 3(1) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1987 filed on April 18, 1988).

3.2*	Certificate of Amendment of Certificate of Incorporation effective February 26, 1993 (incorporated by reference to Exhibit 3(A)(1) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1992 filed on March 31, 1993).

3.3*	Certificate of Amendment of Certificate of Incorporation effective January 12, 1995 (incorporated by reference to Exhibit 3(A)(2) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 filed on March 31, 1995).

3.4**	Certificate of Merger of Boston Technology, Inc. into Comverse Technology, Inc. dated January 14, 1998.

3.5*	Certificate of Amendment of Certificate of Incorporation dated October 18, 1999 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2000 filed on May 1, 2000).

3.6*	Certificate of Amendment of Certificate of Incorporation dated September 19, 2000 (incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2001 filed on April 30, 2001).

3.7**	Certificate of Change dated May 16, 2005.

3.8*	By-Laws, as amended and restated on March 10, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on March 15, 2010).

Exhibit No.	Exhibit Description

3.9*	By-Laws, as amended and restated on December 2, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 8, 2010).

4	Instruments defining the rights of security holders including indentures:

4.1*	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

4.2*	Indenture, dated as of May 7, 2003, between Comverse Technology, Inc. and The Bank of New York Trust Company, N.A., as successor to JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 under the Securities Act of 1933, Registration No. 333-106391 filed on June 23, 2003).

4.3*	Specimen Zero Yield Puttable Securities Due May 15, 2023 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 under the Securities Act of 1933, Registration No. 333-106391 filed on June 23, 2003).

4.4*	Indenture, dated as of January 26, 2005, between Comverse Technology, Inc. and The Bank of New York Trust Company, N.A., as successor to JPMorgan Chase Bank, N.A. as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on January 26, 2005).

4.5*	Specimen for New Zero Yield Puttable Securities Due May 15, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on January 26, 2005).

10	Material contracts:

10.1*	Securities Purchase Agreement, dated as of October 6, 2005, by and among Comverse, Inc., CSG Software, Inc., CSG Americas Holdings, Inc., CSG Netherlands BV, CSG Technology Limited, CSG Systems International, Inc. and CSG Netherlands CV acting through its general partner CSG International Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on October 12, 2005).

10.2*	Stock Purchase Agreement, dated as of April 7, 2006, by and among Comverse, Inc. and the Selling Stockholders of Netcentrex S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 30, 2006).

10.3*	Assumption and Assignment Agreement, dated as of May 22, 2006, by and among Comverse, Inc. and Comverse Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 30, 2006).

10.4*	Securities Purchase Agreement, dated May 25, 2007, between Verint Systems Inc. and Comverse Technology, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2007).

Exhibit No.	Exhibit Description

10.5*	Registration Rights Agreement, dated as of May 25, 2007, by and between Verint Systems Inc. and Comverse Technology, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2007).

10.6*	Credit Agreement, dated as of May 25, 2007 among Verint Systems Inc., as Borrower, the Lenders as parties thereto and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on May 30, 2007).

10.7*	Agreement and Plan of Merger, dated as of February 11, 2007, among Verint Systems Inc., White Acquisition Corporation and Witness Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems Inc. on February 15, 2007).

10.8*	Certificate of Designation of Verint Systems Inc. relating to the Series A Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems on May 30, 2007).

10.9*†	Form of Stock Option Agreement pertaining to shares of certain subsidiaries of Comverse Technology, Inc (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993 filed on March 29, 1994).

10.10*†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10(L) to the Registrant’s Registration Statement on Form S-1, under the Securities Act of 1933, Registration No. 33-9147 filed on September 29, 1986).

10.11*†	Form of Non-Incentive Stock Option Agreement (incorporated by reference to Exhibit EEE to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1987 filed on April 18, 1988).

10.12*†	Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 7, 2004).

10.13*†	Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans to its directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 3, 2005).

10.14*†	Form of Stock Option Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.15*†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2004 filed on April 14, 2004).

Exhibit No.	Exhibit Description

10.16*†	Form of Indemnification Agreement between Comverse Technology, Inc. and its Officers and Directors (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.17*†	2000 U.S. Stock Option Plan of Exalink Ltd. (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed under the Securities Act of 1933 filed on October 26, 2000).

10.18*†	2004 Management Incentive Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held December 16, 2003 filed on November 3, 2003).

10.19*†	1992 Stock Option Plan of Loronix Information Systems, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed under the Securities Act of 1993 filed on August 11, 2000).

10.20*†	Executive Severance Protection Plan, adopted as of November 11, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.21*†	Comverse Technology, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(19) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 filed on March 31, 1995).

10.22*†	Comverse Technology, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10(20) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 filed on March 28, 1996).

10.23*†	Comverse Technology, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10(21) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 filed on March 25, 1997).

10.24*†	Comverse Technology, Inc. 1997 Stock Incentive Compensation Plan (incorporated by reference to Annex IV to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held January 13, 1998 filed on December 1, 1997).

10.25*†	Comverse Technology, Inc. 1999 Stock Incentive Compensation Plan (incorporated by reference to Annex I to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held October 8, 1999 filed on September 7, 1999).

10.26*†	Comverse Technology, Inc. 2000 Stock Incentive Compensation Plan (incorporated by reference to Annex I to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held September 15, 2000 filed on May 11, 2001).

10.27*†	Comverse Technology, Inc. 2001 Stock Incentive Compensation Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held June 15, 2001 filed on May 11, 2001).

Exhibit No.	Exhibit Description

10.28*†	Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held June 15, 2004 filed on May 3, 2004).

10.29*†	Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed under the Securities Exchange Act of 1934 on June 20, 2005).

10.30*†	Boston Technology, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Boston Technology, Inc.’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed for the fiscal year ended January 31, 1994 filed on May 3, 1994).

10.31*†	Boston Technology, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit A to Boston Technology, Inc.’s Definitive Proxy Materials for Boston Technology, Inc.’s Annual Meeting of Shareholders held June 25, 1996 filed on May 16, 1997).

10.32*†	Loronix Information Systems, Inc. 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Form S-8 Registration Statement filed under the Securities Act of 1933 filed August 11, 2000).

10.33*†	Gaya Software Industries Ltd. Share Option Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-8 Registration Statement filed under the Securities Act of 1933 filed October 6, 2000).

10.34*†	Deferred Stock Award Agreement, dated as of July 14, 2006, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on July 18, 2006).

10.35*†	Amendment, dated April 25, 2008, to Deferred Stock Award Agreement, dated as of July 14, 2006, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.36*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.37*†	Amendment, dated January 28, 2008, to Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.38*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.39*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

10.40*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.41*†	Employment and Severance Agreement, dated June 11, 2008, between Comverse Ltd. and Dror Bin (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.42*†	Deferred Stock Award Agreement, dated June 20, 2008, between Comverse Technology, Inc. and Dror Bin (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.43*†	Deferred Stock Award Agreement, dated April 21, 2009, between Comverse Technology, Inc. and Dror Bin (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.44*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.45*†	Deferred Stock Award Agreement, dated January 9, 2008, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.46*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.47*†	Deferred Stock Award Agreement, dated December 9, 2008, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.48*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.49*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

10.50*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.51*†	Employment Agreement, dated May 22, 2008, between Comverse Technology, Inc. and Joseph R. Chinnici, including the form of release agreement constituting Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 3, 2008).

10.52*†	Amendment, dated December 17, 2008, to Employment Agreement, dated May 22, 2008, between Comverse Technology, Inc. and Joseph R. Chinnici (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.53*†	Form of Regular Equity Grant Deferred Stock Award Agreement between Comverse Technology, Inc. and Joseph R. Chinnici (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 3, 2008).

10.54*†	Form of One Time Equity Grant Deferred Stock Award Agreement between Comverse Technology, Inc. and Joseph R. Chinnici (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 3, 2008).

10.55*†	Deferred Stock Award Agreement, dated April 23, 2009, between Comverse Technology, Inc. and Joseph Chinnici (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.56*†	Release Agreement, dated June 4, 2009, between Comverse Technology, Inc. and Joseph Chinnici (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.57*†	Amended and Restated Employment Agreement, dated December 2, 2008, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.58*†	Deferred Stock Award Agreement, dated May 2, 2007, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.59*†	Amendment, dated April 29, 2008, to Deferred Stock Award Agreement related to an April 30, 2007 award, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

10.60*†	Second Amendment, dated December 3, 2008, to Deferred Stock Award Agreement related to an April 30, 2007 award, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.61*†	Deferred Stock Award Agreement, dated May 2, 2007, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 4, 2007).

10.62*†	Deferred Stock Award Agreement, dated April 29, 2008, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.63*†	Deferred Stock Award Agreement, dated May 27, 2009, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.64*†	Deferred Stock Award Agreement, dated January 30, 2009, between Comverse Technology, Inc. and Robert Dubner (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.65*†	Employment Agreement, dated October 3, 2008, between Comverse, Inc. and Urban Gillstrom (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.66*†	Regular Equity Award Deferred Stock Award Agreement, dated November 14, 2008, between Comverse Technology, Inc. and Urban Gillstrom (incorporated by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.67*†	Make-Whole Deferred Stock Award Agreement, dated November 14, 2008, between Comverse Technology, Inc. and Urban Gillstrom (incorporated by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.68*†	Deferred Stock Award Agreement, dated April 24, 2009, between Comverse Technology, Inc. and Urban Gillstrom (incorporated by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.69*†	Separation and Release Agreement, dated November 6, 2009, between Comverse, Inc. and Urban Gillstrom (incorporated by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.70*†	Employment Agreement, dated February 13, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

10.71*†	Confidentiality, Assignment of Inventions and Non-Competition Agreement, effective February 23, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.72*†	Deferred Stock Award Agreement, dated March 24, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.88 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.73*†	Employment, Non-Disclosure and Non-Competition Agreement, dated March 14, 2003, between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.74*†	Addendum of Terms for Transfer of Gabriel Matsliach, dated February 28, 2003, by and between Comverse, Inc. to Gabriel Matsliach (incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.75*†	Transfer Employment Letter Agreement, dated March 4, 2003, by and between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.76*†	Deferred Stock Award Agreement, dated May 16, 2008, by and between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.77*†	Deferred Stock Award Agreement, dated May 2, 2009, by and between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.78*†	Deferred Stock Award Agreement, dated September 26, 2009, between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.79*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

10.80*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.81*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement, dated December 5, 2007, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.107 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.82*†	Deferred Stock Award Agreement, dated December 15, 2008, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.108 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.83*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.109 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.84*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.110 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.85*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.111 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.86*†	Letter Agreement, dated May 22, 2007, among Comverse Technology, Inc. and Oliver Press Partners, LLC, Oliver Press Investors, LLC, Augustus K. Oliver and Clifford Press (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 29, 2007).

10.87*†	Deferred Stock Award Agreement, dated June 4, 2007, between Comverse Technology, Inc. and Augustus K. Oliver (incorporated by reference to Exhibit 10.113 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.88*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Augustus K. Oliver (incorporated by reference to Exhibit 10.114 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.89*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Augustus K. Oliver (incorporated by reference to Exhibit 10.115 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

10.90*†	Deferred Stock Award Agreement, dated June 11, 2007, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.116 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.91*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.117 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.92*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.118 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.93*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.119 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.94*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.125 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.95*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.126 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.96*†	Deferred Stock Award Agreement, dated December 7, 2008, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.127 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.97*†	Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.128 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.98*†	Amendment, dated December 2, 2008, to Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.129 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.99*†	Second Amendment, dated March 16, 2010, to Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.129(a) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

10.100*†	Deferred Stock Award Agreement, dated June 25, 2007, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.130 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.101*†	Amendment, dated April 29, 2008, to Deferred Stock Award Agreement related to a May 30, 2007 award, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.131 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.102*†	Second Amendment, dated December 4, 2008, to Deferred Stock Award Agreement related to a May 30, 2007 award, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.132 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.103*†	Deferred Stock Award Agreement, dated April 29, 2008, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.133 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.104*†	Deferred Stock Award Agreement, dated June 28, 2009, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.134 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.105*†	Employment Agreement, dated May 21, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 26, 2009).

10.106*†	Amendment, dated April 22, 2010, to Employment Agreement, dated May 21, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 23, 2010).

10.107*†	Deferred Stock Award Agreement, dated May 28, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.145 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.108*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.150 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.109*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.151 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

10.110*†	Amendment, dated June 9, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.152 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.111*†	Deferred Stock Award Agreement, dated December 9, 2008, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.153 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.112*†	Restricted Stock Award Agreement, dated December 16, 2005, between Comverse Technology, Inc. and Howard Woolf (incorporated by reference to Exhibit 10.154 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.113*†	Deferred Stock Award Agreement, dated January 26, 2007, between Comverse Technology, Inc. and Howard Woolf (incorporated by reference to Exhibit 10.155 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.114*†	Amendment, dated May 29, 2008, to Deferred Stock Award Agreement, dated January 26, 2007, between Comverse Technology, Inc. and Howard Woolf (incorporated by reference to Exhibit 10.156 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.115*†	Deferred Stock Award Agreement, dated May 29, 2008, between Comverse Technology, Inc. and Howard Woolf (incorporated by reference to Exhibit 10.157 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.116*†	Deferred Stock Award Agreement, dated May 4, 2009, between Comverse Technology, Inc. and Howard Woolf (incorporated by reference to Exhibit 10.158 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.117*†	Deferred Stock Award Agreement, dated December 2, 2009, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.159 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.118*†	Deferred Stock Award Agreement, dated December 14, 2009, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.160 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

10.119*†	Deferred Stock Award Agreement, dated December 10, 2009, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.161 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.120*	Deferred Stock Award Agreement, dated December 20, 2009, between Comverse Technology, Inc. and Robert Dubner (incorporated by reference to Exhibit 10.162 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.121*	Deferred Stock Award Agreement, dated December 21, 2009, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.163 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.122*†	Deferred Stock Award Agreement, dated December 11, 2009, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.164 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.123*†	Deferred Stock Award Agreement, dated December 14, 2009, between Comverse Technology, Inc. and Augustus Oliver (incorporated by reference to Exhibit 10.165 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.124*†	Deferred Stock Award Agreement, dated December 17, 2009, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.166 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.125*†	Deferred Stock Award Agreement, dated January 14, 2010, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.167 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.126*†	Deferred Stock Award Agreement, dated December 11, 2009, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.168 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.127*†	Deferred Stock Award Agreement, dated April 19, 2010, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.169 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.128*†	Deferred Stock Award Agreement, dated April 22, 2010, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.170 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

10.129*†	Deferred Stock Award Agreement, dated April 20, 2010, between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.171 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.130*†	Deferred Stock Award Agreement, dated April 21, 2010, between Comverse Technology, Inc. and Shefali Shah (incorporated by reference to Exhibit 10.172 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.131*†	Deferred Stock Award Agreement, dated April 15, 2010, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.173 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.132*†	Letter Agreement, dated May 12, 2010, between Comverse Technology, Inc. and Philip H. Osman (incorporated by reference to Exhibit 10.174 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.133*†	Employee Confidentiality, Intellectual Property, Non-Solicitation and Non-Competition Agreement, dated May 12, 2010, between Comverse Technology, Inc. and Philip H. Osman (incorporated by reference to Exhibit 10.175 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.134*†	Regular Equity Award Deferred Stock Award Agreement, dated June 18, 2010, between Comverse Technology, Inc. and Philip Osman (incorporated by reference to Exhibit 10.176 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.135*†	Make-Whole Award Deferred Stock Award Agreement, dated June 22, 2010, between Comverse Technology, Inc. and Philip Osman (incorporated by reference to Exhibit 10.177 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.136*†	Letter Agreement, dated June 1, 2010, between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 2, 2010).

10.137*†	Deferred Stock Award Agreement, dated June 6, 2010, between Comverse, Inc. and Dror Bin (incorporated by reference to Exhibit 10.179 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.138*	Registration Rights Agreement, dated as of January 31, 2002, between the Registrant and Verint System Inc. (formerly known as Comverse Infosys, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (Commission File No. 333-82300) effective on May 16, 2002) filed by Verint Systems Inc. on March 22, 2002).

Exhibit No.	Exhibit Description

10.139*	Amendment, Waiver, and Consent, dated April 27, 2010, to Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders, as parties thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on May 3, 2010).

10.140*	Amendment, dated as of July 27, 2010, to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010).

10.141*	Incremental Amendment and Joinder Agreement, dated as of July 30, 2010, relating to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010).

10.142*†	Letter Agreement, dated May 30, 2010, between Comverse Ltd. and Sharon Dayan (incorporated by reference to Exhibit 10.184 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.143*†	Letter of Commitment to Confidentiality and Non-Infringement of Copyrights, dated May 30, 2010, between Comverse Ltd. and Sharon Dayan (incorporated by reference to Exhibit 10.185 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.144*†	Regular Equity Award Deferred Stock Award Agreement, dated June 27, 2010, between Comverse Technology, Inc. and Sharon Dayan (incorporated by reference to Exhibit 10.186 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.145*†	Make-Whole Award Deferred Stock Award Agreement, dated June 27, 2010, between Comverse Technology, Inc. and Sharon Dayan (incorporated by reference to Exhibit 10.187 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.146**†	Letter Agreement, dated October 12, 2010, between Comverse Technology, Inc. and Joel E. Legon.

10.147**†	Deferred Stock Award Agreement, dated November 8, 2010, between Comverse Technology, Inc. and Joel E. Legon.

10.148**†	Deferred Stock Award Agreement, dated October 20, 2010, between Comverse Technology, Inc. and Charles Burdick.

10.149*†	Agreement and Plan of Merger, dated as of October 12, 2010, by and among Utah Intermediate Holding Corporation, Utah Merger Corporation and Ulticom, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

Exhibit No.	Exhibit Description

10.150*†	Share Purchase Agreement, dated as of October 12, 2010, by and among Comverse Technology, Inc., Utah Intermediate Holding Corporation and Utah Merger Corporation (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.151*†	Voting and Support Agreement, dated as of October 12, 2010, by and among Comverse Technology, Inc., Utah Intermediate Holding Corporation and Utah Merger Corporation (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.152**†	Form of Deferred Stock Award Agreement evidencing grants of Deferred Stock Units to directors under the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan.

10.153*	Underwriting Agreement, dated as of January 10, 2011, by and among Verint Systems Inc., Comverse Technology, Inc. and Credit Suisse Securities (USA) LLC, acting on behalf of itself and as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on January 11, 2011).

14.1*	Code of Business Conduct and Ethics, approved by the Board of Directors on April 17, 2008 (incorporated by reference to Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

21.1**	Subsidiaries of Registrant.

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Corporate Governance Guidelines and Principles, adopted by the Registrant’s Board of Directors on November 12, 2008 (incorporated by reference to Exhibit 99.2 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

99.2**	Corporate Governance Guidelines and Principles, adopted by the Registrant’s Board of Directors on December 2, 2010.

99.3*	Notice of Pendency and Settlements of Shareholder Actions and of Settlement Hearing (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 7, 2010).

*	Incorporated by reference.

**	Filed herewith.

***	This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†	Constitutes a management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMVERSE TECHNOLOGY, INC.

January 25, 2011	By:	/s/ Andre Dahan
Andre Dahan
President and Chief Executive Officer

January 25, 2011	By:	/s/ Joel E. Legon
Joel E. Legon
Senior Vice President and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andre Dahan	January 25, 2011
Andre Dahan, President,
Chief Executive Officer and Director

/s/ Joel E. Legon	January 25, 2011
Joel E. Legon, Senior Vice President and Interim Chief Financial Officer

/s/ Mark C. Terrell	January 25, 2011
Mark C. Terrell, Director

/s/ Raz Alon	January 25, 2011
Raz Alon, Director

/s/ Susan D. Bowick	January 25, 2011
Susan D. Bowick, Director

/s/ Charles J. Burdick	January 25, 2011
Charles J. Burdick, Chairman

/s/ Robert Dubner	January 25, 2011
Robert Dubner, Director

/s/ Richard N. Nottenburg	January 25, 2011
Richard N. Nottenburg, Director

/s/ Joseph O’Donnell	January 25, 2011
Joseph O’Donnell, Director

/s/ Augustus K. Oliver	January 25, 2011
Augustus K. Oliver, Director

/s/ A. Alexander Porter, Jr.	January 25, 2011
A. Alexander Porter, Jr., Director

/s/ Theodore H. Schell	January 25, 2011
Theodore H. Schell, Director

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Comverse Technology, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Comverse Technology, Inc. and subsidiaries (the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended January 31, 2010. Our audits also included the financial statement schedules listed in the Index on page F-1 of Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three year in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective February 1, 2009, the Company retrospectively adopted new accounting guidance for (1) the reporting and disclosure of noncontrolling interests and (2) debt with conversion and other options that may be settled in cash upon conversion.

As discussed in Note 26 to the consolidated financial statements, there have been a substantial number of subsequent events since January 31, 2010.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 25, 2011 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

New York, New York

January 25, 2011

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,
ASSETS	2010	2009
		(As adjusted) (1)
Current assets:
Cash and cash equivalents	$574,872	$1,078,927
Restricted cash and bank time deposits	69,984	28,329
Short-term investments	100,933	223,255
Accounts receivable, net of allowance of $17,015 and $15,803, respectively	320,161	315,564
Inventories, net	83,203	85,492
Deferred cost of revenue	58,111	29,925
Deferred income taxes	50,409	51,209
Prepaid expenses and other current assets	139,358	132,931
Receivables from affiliates	690	771

Total current assets	1,397,721	1,946,403
Property and equipment, net	101,413	120,385
Goodwill	953,397	937,205
Intangible assets, net	231,751	282,485
Deferred cost of revenue	193,332	235,592
Deferred income taxes	22,874	10,441
Auction rate securities	78,804	120,265
Other assets	121,919	95,492

Total assets	$3,101,211	$3,748,268

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$456,975	$443,192
Convertible debt obligations	—	419,477
Deferred revenue	635,619	515,611
Deferred income taxes	11,770	8,274
Bank loans	22,678	4,088
Income taxes payable	10,287	8,131
Other current liabilities	109,800	61,678

Total current liabilities	1,247,129	1,460,451
Convertible debt obligations	2,195	—
Bank loans	598,234	620,912
Deferred revenue	358,908	472,961
Deferred income taxes	32,156	57,840
Other long-term liabilities	352,867	372,917

Total liabilities	2,591,489	2,985,081

Commitments and contingencies

Equity:
Comverse Technology, Inc. shareholders’ equity:
Common stock, $0.10 par value – authorized, 600,000,000 shares; issued, 204,228,369 and 204,218,179 shares, respectively; outstanding, 204,073,385 and 204,111,096, respectively	20,422	20,421
Treasury stock, at cost, 154,984 and 107,083 shares, respectively	(1,578)	(1,219)
Additional paid-in capital	1,959,701	1,945,273
Accumulated deficit	(1,576,604)	(1,303,281)
Accumulated other comprehensive income (loss)	20,545	(7,936)

Total Comverse Technology, Inc. shareholders’ equity	422,486	653,258
Noncontrolling interest	87,236	109,929

Total equity	509,722	763,187

Total liabilities and equity	$3,101,211	$3,748,268

(1)	Adjusted for the retrospective application of the Financial Accounting Standards Board’s (“FASB”) guidance relating to convertible debt with conversion and other options and the FASB’s guidance relating to noncontrolling interests. See Note 2, Recent Accounting Pronouncements, Standards Implemented, for disclosure relating to this guidance.

The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Years Ended January 31,
	2010	2009	2008
		(As adjusted) (1)	(As adjusted) (1)
Revenue:
Product revenue	$665,117	$734,270	$847,916
Service revenue	911,697	943,169	875,635

Total revenue	1,576,814	1,677,439	1,723,551

Costs and expenses:
Product costs	267,381	297,829	348,548
Service costs	463,777	489,431	487,276
Selling, general and administrative	747,853	691,115	737,763
Research and development, net	280,130	345,436	376,920
Other operating (income) expenses:
Litigation settlements	—	(4,292)	8,710
Impairment of goodwill and other intangible assets	3,356	48,388	147,377
Write-off of in-process research and development	—	—	6,682
Restructuring charges	17,454	16,197	21,112
Integration charges	—	3,261	10,978

Total other operating expenses:	20,810	63,554	194,859

Total costs and expenses	1,779,951	1,887,365	2,145,366

Loss from operations	(203,137)	(209,926)	(421,815)
Interest income	8,994	34,116	76,519
Interest expense	(25,377)	(45,886)	(61,903)
Other expense, net	(16,772)	(88,885)	(52,799)

Loss before income tax provision and equity in (losses) earnings of unconsolidated affiliates	(236,292)	(310,581)	(459,998)
Income tax provision	(29,242)	(47,195)	(12,750)

Loss before equity in (losses) earnings of unconsolidated affiliates	(265,534)	(357,776)	(472,748)
Equity in (losses) earnings of unconsolidated affiliates, net of tax	(6)	(1,012)	749

Net loss	(265,540)	(358,788)	(471,999)
Less: Net (income) loss attributable to noncontrolling interest	(7,783)	33,536	82,757

Net loss attributable to Comverse Technology, Inc.	$(273,323)	$(325,252)	$(389,242)

Weighted average common shares outstanding:
Basic	204,513,420	204,171,793	203,393,994

Diluted	204,513,420	204,171,793	203,393,994

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic	$(1.34)	$(1.59)	$(1.91)

Diluted	$(1.34)	$(1.59)	$(1.91)

(1)	Adjusted for the retrospective application of the FASB’s guidance relating to convertible debt with conversion and other options and the FASB’s guidance relating to noncontrolling interests. See Note 2, Recent Accounting Pronouncements, Standards Implemented, for disclosure relating to this guidance.

The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Unrealized Gains (Losses) on Available - for - Sale Securities	Net Unrealized Gains (Losses) on Derivatives	Cumulative Translation Adjustment	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, January 31, 2007 - as reported	203,559,631	$20,355	$—	$1,955,701	$(489,869)	$4,495	$—	$2,751	$1,493,433	$—	$1,493,433
Effect of adoption of new accounting standard for convertible debt instruments	—	—	—	45,422	(24,542)	—	—	—	20,880	—	20,880
Effect of adoption of new accounting standard for noncontrolling interests in consolidated financial statements	—	—	—	—	—	—	—	—	—	188,673	188,673

Balance, January 31, 2007 - as adjusted (1)	203,559,631	$20,355	$—	$2,001,123	$(514,411)	$4,495	$—	$2,751	$1,514,313	$188,673	$1,702,986
Effect of adoption of new accounting standard for uncertainty in income taxes	—	—	—	(118,976)	(74,376)	—	—	—	(193,352)	(2,157)	(195,509)
Comprehensive loss:
Net loss	—	—	—	—	(389,242)	—	—	—	(389,242)	(82,757)	(471,999)
Unrealized loss on available-for-sale securities, net of reclassification adjustments and tax	—	—	—	—	—	(3,742)	—	—	(3,742)	(195)	(3,937)
Foreign currency translation adjustment	—	—	—	—	—	—	—	17,723	17,723	123	17,846

Total comprehensive loss	—	—	—	—	(389,242)	(3,742)	—	17,723	(375,261)	(82,829)	(458,090)
Stock-based compensation expense	—	—	—	32,426	—	—	—	—	32,426	—	32,426
Common stock issued for restricted and deferred stock awards	385,890	38	—	(38)	—	—	—	—	—	—	—
Common stock issued upon conversion of convertible debt obligations	2,918	1	—	50	—	—	—	—	51	—	51
Impact from equity transactions of subsidiaries	—	—	—	8,640	—	—	—	—	8,640	36,363	45,003
Repurchase of common stock	(49,424)	—	(833)	—	—	—	—	—	(833)	—	(833)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,323)	(1,323)
Tax benefit of dispositions of stock options	—	—	—	(913)	—	—	—	—	(913)	(88)	(1,001)

Balance, January 31, 2008 - as adjusted (1)	203,899,015	$20,394	$(833)	$1,922,312	$(978,029)	$753	$—	$20,474	$985,071	$138,639	$1,123,710

Comprehensive loss:
Net loss	—	—	—	—	(325,252)	—	—	—	(325,252)	(33,536)	(358,788)
Unrealized gain on available-for-sale securities, net of reclassification adjustments and tax	—	—	—	—	—	9,549	—	—	9,549	38	9,587
Unrealized loss for cash flow hedge positions, net of reclassification adjustments and tax	—	—	—	—	—	—	(3,028)	—	(3,028)	43	(2,985)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(35,684)	(35,684)	(25,148)	(60,832)

Total comprehensive loss	—	—	—	—	(325,252)	9,549	(3,028)	(35,684)	(354,415)	(58,603)	(413,018)
Stock-based compensation expense	—	—	—	19,453	—	—	—	—	19,453	—	19,453
Common stock issued for restricted and deferred stock awards	269,740	27	—	(27)	—	—	—	—	—	—	—
Impact from equity transactions of subsidiaries	—	—	—	3,644	—	—	—	—	3,644	32,044	35,688
Repurchase of common stock	(57,659)	—	(386)	—	—	—	—	—	(386)	—	(386)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,142)	(2,142)
Tax benefit of dispositions of stock options	—	—	—	(109)	—	—	—	—	(109)	(9)	(118)

Balance, January 31, 2009 - as adjusted (1)	204,111,096	$20,421	$(1,219)	$1,945,273	$(1,303,281)	$10,302	$(3,028)	$(15,210)	$653,258	$109,929	$763,187

Comprehensive loss:
Net loss	—	—	—	—	(273,323)	—	—	—	(273,323)	7,783	(265,540)
Unrealized gain on available-for-sale securities, net of reclassification adjustments and tax	—	—	—	—	—	16,649	—	—	16,649	(53)	16,596
Unrealized gain for cash flow hedge positions, net of reclassification adjustments and tax	—	—	—	—	—	—	3,813	—	3,813	2	3,815
Foreign currency translation adjustment	—	—	—	—	—	—	—	8,019	8,019	6,551	14,570

Total comprehensive loss	—	—	—	—	(273,323)	16,649	3,813	8,019	(244,842)	14,283	(230,559)
Stock-based compensation expense	—	—	—	11,322	—	—	—	—	11,322	—	11,322
Common stock issued for restricted and deferred stock awards	158,829	16	—	(16)	—	—	—	—	—	—	—
Impact from equity transactions of subsidiaries	—	—	—	3,107	—	—	—	—	3,107	29,498	32,605
Repurchase of common stock	(47,901)	—	(359)	—	—	—	—	—	(359)	—	(359)
Forfeitures of restricted stock awards	(148,639)	(15)	—	15	—	—	—	—	—	—	—
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	—	(66,474)	(66,474)

Balance, January 31, 2010	204,073,385	$20,422	$(1,578)	$1,959,701	$(1,576,604)	$26,951	$785	$(7,191)	$422,486	$87,236	$509,722

(1)	Adjusted for the retrospective application of the FASB’s guidance relating to convertible debt with conversion and other options and the FASB’s guidance relating to noncontrolling interests. See Note 2, Recent Accounting Pronouncements, Standards Implemented, for disclosure relating to this guidance.

The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended January 31,
	2010	2009	2008
		(As adjusted)(1)	(As adjusted)(1)
Cash flows from operating activities:
Net loss	$(265,540)	$(358,788)	$(471,999)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash items	156,214	374,619	399,964
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	1,787	38,926	(65,438)
Inventories	(7,677)	5,146	34,566
Prepaid expenses and other current assets	3,996	(21,844)	(2,722)
Accounts payable and accrued expenses	(9,336)	(34,535)	19,713
Deferred revenue	(7,352)	63,420	132,257
Other assets and liabilities	28,376	(31,576)	37,320
Other, net	(849)	(5,683)	2,733

Net cash (used in) provided by operating activities	(100,381)	29,685	86,394

Cash flows from investing activities:
Proceeds from sales and maturities of investments	307,571	463,528	2,262,486
Purchases of investments	(122,475)	(565,316)	(1,632,773)
Acquisition of businesses, net of cash acquired	(96)	(11,090)	(958,320)
Purchase of property and equipment	(23,808)	(35,603)	(41,456)
Capitalization of software development costs	(2,715)	(4,547)	(4,624)
Net change in restricted cash and bank time deposits	(58,774)	(24,754)	855
Settlement of derivative financial instruments not designated as hedges	(19,414)	(10,041)	2,199
Other, net	53	(167)	(468)

Net cash provided by (used in) investing activities	80,342	(187,990)	(372,101)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	650,000
Debt issuance costs	(152)	(150)	(13,605)
Borrowings under revolving credit facility	—	15,000	—
Repurchase of convertible debt obligations	(417,282)	—	(52)
Repayment of bank loans, long-term debt and other financing obligations	(6,088)	(2,886)	(48,221)
Repurchase of common stock	(359)	(386)	(833)
Net proceeds from issuance of common stock by subsidiaries	303	30	5,301
Excess tax benefits from share-based payment arrangements	182	—	—
Dividends paid to noncontrolling interest	(68,539)	—	(1,323)
Other, net	—	—	172

Net cash (used in) provided by financing activities	(491,935)	11,608	591,439

Effects of exchange rates on cash and cash equivalents	7,919	(13,566)	17,130
Net (decrease) increase in cash and cash equivalents	(504,055)	(160,263)	322,862
Cash and cash equivalents, beginning of year	1,078,927	1,239,190	916,328

Cash and cash equivalents, end of year	$574,872	$1,078,927	$1,239,190

(1)	Adjusted for the retrospective application of the FASB’s guidance relating to convertible debt with conversion and other options and the FASB’s guidance relating to noncontrolling interests. See Note 2, Recent Accounting Pronouncements, Standards Implemented, for disclosure relating to this guidance.

The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Comverse Technology, Inc. (“CTI” and, together with its subsidiaries, the “Company”) is a holding company organized as a New York corporation in October 1984 that conducts business through its wholly-owned subsidiary, Comverse, Inc. (together with its subsidiaries, “Comverse”), and its majority-owned subsidiaries, Verint Systems Inc. (“Verint Systems” and together with its subsidiaries, “Verint”), Starhome B.V. (together with its subsidiaries, “Starhome”) and, prior to its sale to a third party on December 3, 2010, Ulticom, Inc. (together with its subsidiaries, “Ulticom”).

The prior year’s presentation and disclosures in these consolidated financial statements have been revised and adjusted, as necessary, to reflect the retrospective application of the adoption of the FASB’s guidance relating to convertible debt with conversion and other options and the FASB’s guidance relating to noncontrolling interests. See Note 2, Recent Accounting Pronouncements, Standards Implemented, for disclosures relating to the aforementioned FASB’s guidance.

Comverse

Comverse is a leading provider of software-based products, systems and related services that (i) provide prepaid, postpaid and converged billing and active customer management for wireless, wireline and cable network operators (“Business Support Systems” or “BSS”) delivering a value proposition designed to ensure timely and efficient service monetization and enable real-time offers to be made to end users based on all relevant customer profile information; and (ii) enable wireless and wireline (including cable) network-based Value-Added Services (“VAS”), comprised of three categories – Voice, Messaging and Mobile Internet – and that include voicemail, call completion, visual voicemail, short messaging service (“SMS”) text messaging (“texting”), multimedia picture and video messaging, mobile Internet access and Internet Protocol (“IP”) communications. Comverse’s products and services are designed to generate carrier voice and data network traffic, revenue and customer loyalty, monetize network operators’ services and improve operational efficiency for more than 450 wireless and wireline network communication service provider customers in more than 125 countries, including the majority of the world’s 100 largest wireless network operators. Comverse comprises the Company’s Comverse segment.

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

On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering. CTI continues to retain a majority interest in Verint Systems following the offering. See Note 26, Subsequent Events.

Ulticom

Ulticom is a provider of network signaling and information delivery solutions. Ulticom’s products are used by equipment manufacturers, application developers and communication service providers to (i) access signaling related information necessary to deploy revenue generating infrastructure and enhanced services within wireline and wireless networks, (ii) interoperate or converge voice and data networks, and (iii) bridge disparate signaling networks and transfer or route signaling information between network elements. Ulticom comprises the Company’s Ulticom segment. Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors LLC (“Platinum Equity”) on December 3, 2010 (the “Ulticom Sale”). See Note 26, Subsequent Events.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

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

Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include CTI and its wholly owned subsidiaries and its controlled majority owned subsidiaries, which include Verint Systems (57.1% owned as of January 31, 2010), Ulticom, Inc. (66.9% owned as of January 31, 2010) and Starhome B.V. (64.1% owned as of January 31, 2010). For controlled subsidiaries that are not wholly owned, the noncontrolling interest is included as a separate component of “Net loss” and “Total equity”. Verint Systems holds a 50% equity interest in a variable interest entity in which it is the primary beneficiary. The variable interest entity is not material to these consolidated financial statements.

Investments in businesses the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. “Equity in (losses) earnings of unconsolidated affiliates, net of tax” included in the consolidated statements of operations represents the portion of net income and equity in earnings of unconsolidated affiliates which the Company does not control. Equity investments are included in “Other assets” in the consolidated balance sheets. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is considered other-than-temporary.

All intercompany balances and transactions have been eliminated.

The Company includes the results of operations of an acquired business from the date of acquisition.

Use of Estimates

The preparation of the consolidated financial statements and the accompanying notes in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The most significant estimates include:

•	The determination of vendor specific objective evidence (“VSOE”) of fair value for arrangement elements;

•	Inventory reserves;

•	Allowance for doubtful accounts;

•	Fair value of stock-based compensation;

•	Valuation of assets acquired and liabilities assumed in business combinations;

•	Fair value of reporting units for the purpose of goodwill impairment test;

•	Valuation of other intangible assets;

•	Valuation of investments and financial instruments;

•	Realization of deferred tax assets; and

•	The identification and measurement of uncertain tax positions.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

Functional Currency and Foreign Currency Translation and Transactions

The determination of the functional currency for the Company’s foreign subsidiaries is made based on appropriate economic factors, including the currency in which the subsidiary sells its products, the sales market in which the subsidiary operates and the currency in which the subsidiary’s financing is denominated. For foreign subsidiaries, whose functional currency is not the U.S. dollar, assets and liabilities are translated using current exchange rates at the balance sheet date, and income and expense accounts using average exchange rates for the period, except revenue previously deferred which is translated using historical rates. The resulting foreign currency translation adjustments are reported as a separate component of “Total comprehensive loss” in the consolidated statements of equity. For foreign subsidiaries, whose functional currency is not the local currency, remeasurement gains and losses are recorded during each period in “Other expense, net” in the consolidated statements of operations.

Unrealized and realized foreign currency transaction gains and losses on transactions denominated in currencies other than the functional currency of the entity are included in the consolidated statements of operations in “Other expense, net” for the period in which the exchange rates changed.

Business Combinations

Prior to adoption of the FASB’s revised guidance on business combinations on February 1, 2009, the Company allocated the purchase price of an acquired business to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date. Any residual purchase price was recorded as goodwill. The Company’s determination of the fair values of assets acquired and liabilities assumed requires the Company to make significant estimates, primarily with intangible assets. These estimates are primarily derived from the historical experience and information related to the acquired business. These estimates can include, but are not limited to, cash flow projections for the acquired business, and the appropriate weighted average cost of capital. The results of operations of the acquired business are included in the Company’s consolidated results of operations from the date of the acquisition. Upon adoption of the FASB’s revised guidance on business combinations the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest measured at their fair values on the acquisition dates, with limited exceptions, and acquisition costs are expensed as incurred, for business combinations consummated after February 1, 2009. See Note 2, Recent Accounting Pronouncements, Standards Implemented, for the revised guidance relating to business combinations.

Noncontrolling Interest

Noncontrolling interest represents minority shareholders’ interest in Verint Systems, Ulticom, Inc. and Starhome B.V., the Company’s majority-owned subsidiaries. On February 1, 2009, the Company adopted the FASB’s new guidance for noncontrolling interest that requires classification of noncontrolling interest as a separate component of total equity and requires income attributable to the noncontrolling interest to be clearly identified and presented as a separate component in consolidated net loss in the consolidated statements of operations. See Note 2, Recent Accounting Pronouncements, Standards Implemented, for the new requirements relating to noncontrolling interest.

The Company’s majority-owned subsidiaries, Verint Systems, Ulticom, Inc. and Starhome B.V., have share-based payment award plans that provide for the issuance of the Company’s subsidiary common shares based on service, performance or market conditions. The Company accounts for the dilution that may occur from the exercise of awards granted under these share-based payment award plans or otherwise, as capital transactions.

Segment Reporting

The Company determines its reportable segments in accordance with the FASB’s guidance relating to disclosures about segments of an enterprise and related information. CTI’s Chief Executive Officer is the Company’s chief operating decision maker (“CODM”). The Company uses segment performance as its primary basis for assessing the financial results of segments and for the allocation of resources (see Note 22, Business Segment Information, for additional discussion, including the definition of segment performance). The Company has four reportable segments comprised of the following: (i) Comverse, consisting of the Comverse and Netcentrex reporting units; (ii) Verint, consisting of the Workforce Optimization Solutions, Video Intelligence Solutions and Communications Intelligence Solutions reporting units; (iii) Ulticom; and (iv) All Other, consisting of the Starhome reporting unit, miscellaneous operations and CTI’s holding company operations.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts, commercial paper, agency notes and other highly liquid investments with an original maturity of three months or less when purchased. The Company maintains cash and cash equivalents in U.S. dollars and in foreign currencies, which are subject to risks related to foreign currency exchange rate fluctuations.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

Restricted Cash and Bank Time Deposits

Restricted cash and bank time deposits include compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, vendor payables, general liability insurance, workers’ compensation insurance and warranty programs. In addition, restricted cash includes proceeds from the sale of auction rate securities (“ARS”) that are restricted pursuant to the consolidated shareholder class action settlement agreement (see Note 3, Investments and Note 24, Commitments and Contingencies). If cash is restricted for more than one year it is classified within “Other assets” as long-term restricted cash.

Restricted bank time deposits generally consist of certificates of deposit with original maturities of twelve months or less.

Accounts Receivable, Net

The application of the Company’s revenue recognition policy often results in circumstances for which the Company is unable to recognize revenue relating to sales transactions that have been billed. In these circumstances, the Company does not recognize the deferred revenue or the related account receivable and no amounts are recognized in the consolidated balance sheets for such transactions with the exception of certain arrangements recognized in accordance with the FASB’s guidance relating to accounting for performance of construction-type and certain production-type contracts. Only to the extent that the Company has recognized revenue and not received cash for such transactions are amounts included in “Accounts receivable, net”. Also, only to the extent that the Company has received cash for such transactions is the amount included in “Deferred revenue” in the consolidated balance sheets.

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

Investments and Other-Than-Temporary Impairments

The Company accounts for investments in accordance with the FASB’s guidance relating to accounting for certain investments in debt and equity securities. The Company’s investments are reported at fair value as it designates all marketable securities as available-for-sale when purchased. Purchases are recorded on the settlement date.

Interest on short-term investments is recognized in the consolidated statements of operations when earned. Realized gains and losses on available-for-sale securities are recognized when securities are sold and are calculated using the specific identification method, and are recorded in “Other expense, net” in the consolidated statements of operations. Unrealized gains and losses, net of taxes, are recorded as a component of “Total comprehensive loss” in the consolidated statements of equity.

Generally, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.

The Company reviews its investments for indications of impairment in value on a quarterly basis. The Company considers an investment to be impaired when the fair value is less than the carrying value (or amortized cost). The Company evaluated each impaired investment individually to determine whether such investment is other-than-temporarily impaired. For equity securities the Company considers, among other factors, the severity of the decline in value, the financial condition of the issuer, and the Company’s ability to hold the security for a length of time necessary to allow for the recovery of the market value. For debt securities the Company considers whether (i) the Company has the intent to sell the security; (ii) it is more likely than not that the Company will be required to sell the security before recovery of the decline in fair value below amortized cost; or (iii) if a credit loss exists which is measured as the difference between the amortized cost basis of the security and the present value of projected future cash flows expected to be collected. For debt securities, if the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the portion of the other-than-temporary impairment attributable to the credit loss is recognized in current earnings and the remaining portion is recognized as a component of other comprehensive income.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

Inventories, Net

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out and weighted-average methods. The Company reduces the carrying value of inventory when it holds excess or obsolete inventories which is determined through an evaluation of both historical usage and expected future demand. Such charges are included as a component of “Product costs” in the consolidated statements of operations. The identification of excess and obsolete inventories is performed through an evaluation of expected future demand.

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

	Useful Life in Years
	Shortest	Longest
Fixtures and equipment	1	15
Software	1	5
Buildings	25	30
Transportation vehicles	4	10
Leasehold improvements	1	15

Goodwill

Prior to the Company’s adoption of the FASB’s revised guidance relating to business combinations on February 1, 2009, for business combinations occurring prior to such date, goodwill represents the excess of the purchase price of a business combination over the fair value of tangible and intangible assets acquired net of liabilities assumed. For a business combination the Company consummates after February 1, 2009, goodwill will represent the purchase price of the business combination over the fair value of tangible and intangible assets acquired net of the fair value of liabilities assumed and the fair value of any noncontrolling interest in the acquiree. See Note 2, Recent Accounting Pronouncements, Standards Implemented, for disclosure relating to the FASB’s revised guidance relating to business combinations. The Company has no indefinite-lived intangible assets other than goodwill. The carrying amount of goodwill is reviewed annually for impairment on November 1 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

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

Fair Value Measurements

Under the FASB’s guidance, fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., “the exit price”).

In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. The FASB’s guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the Company’s degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability is classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the ARS market. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, financial instruments of the Company to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

The FASB’s guidance requires that the valuation techniques used are consistent with at least one of the three possible approaches: the market approach, income approach, and/or cost approach. Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. The Company’s Level 2 valuations also use the

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. The Company’s Level 3 valuations are based on the income approach, specifically discounted cash flow analyses that utilize significant inputs that are not observable in active markets.

The FASB’s guidance relating to the fair value option for financial assets and financial liabilities permits an instrument-by-instrument irrevocable election to account for selected financial instruments at fair value. The Company elected not to apply the fair value option to any eligible financial assets or financial liabilities.

Derivative Instruments and Hedge Accounting

As part of the Company’s risk management strategy, it uses derivative financial instruments including forward contracts and interest rate swap agreements to hedge against certain foreign currency and interest rate exposures, respectively. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets at their fair value on a trade date basis. Derivatives in a gain position are reported in “Prepaid expenses and other current assets” in the consolidated balance sheets and derivatives in a loss position are recorded in “Other current liabilities” or “Other long-term liabilities,” as applicable, in the consolidated balance sheets.

For hedge accounting purposes, the Company formally documents at the inception of each hedging relationship the hedging instrument, the hedged item, the risk management objective and strategy for undertaking each hedging relationship, and the method used to assess hedge effectiveness, which includes the Company’s assessment of the creditworthiness of each party and their ability to comply with the contractual terms of the hedging derivative.

When derivative financial instruments qualify for cash flow hedge accounting, the Company records the effective portion of changes in fair value as part of “Total comprehensive loss” in the consolidated statements of equity. When the hedged item is recognized in the consolidated statements of operations, the related derivative gain or loss is reclassified from “Accumulated other comprehensive income (loss)” in the consolidated statements of equity to the consolidated statements of operations within the line item in which the hedged item is recorded.

If a derivative financial instrument does not qualify for hedge accounting, the Company records the changes in fair value of derivative instruments in “Other expense, net” in the consolidated statements of operations.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. From time to time, the Company repurchases its shares of common stock upon the vesting of deferred stock unit and restricted stock awards from employees and directors in order to provide funds for the payment of associated minimum statutory withholding taxes. During the fiscal years ended January 31, 2010, 2009 and 2008, the Company repurchased 47,901; 57,659 and 49,424 shares of common stock, respectively, that were recorded as treasury stock.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to credit risk, consist primarily of investments, derivatives and accounts receivable. From time to time, the Company invests excess cash in high credit-quality financial institutions and invests primarily in (i) money market funds placed with major banks and financial institutions, (ii) corporate commercial paper, (iii) corporate and municipal short and medium term notes, (iv) mortgage and asset backed securities, (v) U.S. government agency securities, (vi) repurchase agreements, and (vii) mutual funds. The Company believes no significant concentration of credit risk exists with respect to these investments. Beginning in the third quarter of the fiscal year ended January 31, 2008, auctions supporting liquidity for the Company’s investment in ARS failed, curtailing the liquidity of these investments. The Company is consequently limited in its ability to manage its exposure to ARS counterparty risk. As a result of this change in liquidity and decline in credit quality, the fair value of ARS declined and the Company recorded other-than-temporary impairment charges on these investments (see Note 3, Investments).

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

No customer accounted for 10% or more of total revenue for the fiscal years ended January 31, 2010, 2009 and 2008. One customer accounted for 12.7% of the Company’s consolidated accounts receivable as of January 31, 2009 and no customer accounted for more than 10% of consolidated accounts receivable as of January 31, 2010. The Company believes that no significant credit risk exists.

Revenue Recognition

The Company derives and reports its revenue in two categories: (i) product revenue, including hardware and software products; and (ii) service revenue, including revenue from professional services, training services and post-contract customer support (“PCS”). Professional services primarily include installation, customization and consulting services.

The vast majority of the Company’s revenue is accounted for in accordance with the FASB’s guidance relating to revenue recognition for software arrangements as the software component of most of the Company’s multiple element arrangements is more than incidental to the products being sold. In applying the FASB’s guidance, the Company exercises judgment and uses estimates in determining the revenue to be recognized in each accounting period.

For arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when it has persuasive evidence of an arrangement, the product has been shipped and the services have been provided to the customer, the sales price is fixed or determinable, collectability is probable, and all pertinent criteria are met as required by the FASB’s guidance.

In certain instances, payment terms extend beyond the Company’s customary practices. In these situations, if a customer does not have an adequate history of abiding by its contractual payment terms without concessions, the sales price is not considered fixed or determinable. As such, revenue recognition commences upon collection, provided all other revenue recognition criteria have been met.

Under certain contractual arrangements, the Company is required to pay a penalty or liquidated damages if delivery of the Company’s products and installation services are not completed by a certain date. In other arrangements, the Company has guaranteed product performance and warranty service response rates, which, if not met, can result in penalties. The Company accounts for such penalties or liquidated damages in accordance with the FASB’s guidance relating to contingencies.

Shipping and handling amounts billed to the Company’s customers are included in product revenue and the related shipping and handling costs are included in product costs.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue producing transactions.

The following are the specific revenue recognition policies for each major category of revenue.

Multiple Element Arrangements

The majority of the Company’s software license arrangements contain multiple elements including perpetual software licenses, hardware, PCS, training and professional services. The Company allocates revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If the Company is unable to establish VSOE of fair value for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, the Company recognizes the arrangement fee ratably over the PCS period.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

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

Under the bell-shaped curve approach for establishing VSOE of fair value, the Company’s Verint segment performs a VSOE of fair value compliance test to ensure that a substantial majority of actual PCS renewals are within a narrow range of pricing.

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

Some of the Company’s arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is typically recognized in accordance with the FASB’s guidance for long-term construction type contracts using the percentage-of-completion (“POC”) method.

The determination of whether services entail significant customization requires judgment and is primarily based on alterations to the features and functionality to the standard release, complex or unusual interfaces as well as the amount of hours necessary to complete the customization solution relative to the size of the contract. Revenue from these arrangements is recognized on the POC method based on the ratio of total hours incurred to date compared to estimated total hours to complete the contract. Management is required to make judgments to estimate the total estimated costs and progress to completion. Changes to such estimates can impact the timing of the revenue recognition period to period. The Company uses historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within the Company’s control. In the event profitability on a contract cannot be assured, the completed-contract method of revenue recognition is applied. If some level of profitability is assured, but the related revenue and costs cannot be reasonably estimated, then revenue is recognized to the extent of costs incurred until such time that the project’s profitability can be estimated or the services have been completed. If VSOE of fair value of PCS does not exist, revenues are recognized to the extent of costs incurred until the services have been completed, provided that the Company is able to make reliable cost estimates and some level of profitability is assured. Once the services are completed, the remaining unrecognized portion of the arrangement fee is recognized ratably over the remaining PCS period. For situations where the Company is not able to make reliable estimates or some level of profitability is not assured, all revenue will be deferred until completion of the professional services and recognized ratably over the respective PCS period. If the Company determines that based on its estimates its costs exceed the sales price, the entire amount of the estimated loss is accrued in the period that such losses become evident.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

Revenue that the Comverse segment derives from sales to distributors, resellers, and value-added resellers are recognized when the resellers in turn sell the software product to their customers and installation of the software product has occurred, provided all other revenue recognition criteria are met. This is commonly referred to as the sell-through method. The contractual arrangements between the reseller and end user, or between the reseller and Comverse, generally obligate Comverse to provide services to the end user that are subject to end user acceptance. Further, payment terms are generally subject to the reseller’s receiving payment from the end user and the end user’s acceptance of the product. Therefore, Comverse defers recognition until there is a “sell-through” by the reseller to an actual end-user customer and acceptance by the end-user.

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

In the consolidated statements of operations, the Company classifies revenue as product revenue or service revenue as prescribed by SEC Rules and Regulations. For multiple element arrangements that include both product and service elements, for which the Company is unable to determine VSOE of fair value for all elements of the arrangement, management evaluates various available indicators of fair value and applies its judgment to reasonably classify the arrangement fee between product revenue and service revenue. The amount of multiple element arrangement fees classified as product and service revenue based on management estimates of fair value when VSOE of fair value for all elements of an arrangement does not exist could differ from amounts classified as product and service revenue if VSOE of fair value for all elements existed. The allocation of multiple element arrangement fees between product revenue and service revenue, when VSOE of fair value for all elements does not exist, is for consolidated financial statement presentation purposes only and does not affect the timing or amount of revenue recognized.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

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

When revenue is recognized over multiple periods in accordance with the Company’s revenue recognition policies, the material cost, including hardware and third-party software license fees are deferred and amortized over the same period that product revenue is recognized. These costs are recognized as “Deferred cost of revenue” on the consolidated balance sheets. However, the Company has made an accounting policy election whereby the cost for installation and other service costs are expensed as incurred, except for arrangements recognized in accordance with the FASB’s guidance for long-term construction type contracts.

For certain contracts where revenue is recognized in accordance with the FASB’s guidance for long-term construction type contracts, revisions in estimates of costs are reflected in the accounting period in which the facts that require the revision become known. These costs include all direct material and labor costs and overhead related to contract performance.

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

Software Costs

Costs of software developed for internal use are capitalized in accordance with the FASB’s guidance during the application development stage and are then amortized over the estimated useful life of the software, which to date has been four years or less once the software is ready for internal use. These costs are included in “Property and equipment, net” in the consolidated balance sheets.

Costs of software developed for sale to customers are capitalized in accordance with the FASB’s guidance relating to costs of computer software to be sold, leased, or otherwise marketed. Software costs incurred are capitalized subsequent to establishing technological feasibility and continue through general release of the software products. These capitalized costs are included in “Other assets” in the consolidated balance sheets. Amortization of capitalized costs begins in the period in which the related product is available for general release to customers and is recorded on a straight-line basis over the estimated economic life of the related software products, which approximates the pattern in which the economic benefits are expected to be realized. The economic life of the related software products is generally seven years or less.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. Under the FASB’s guidance, stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. The Company uses the Black-Scholes option-pricing model to measure fair value of these stock option awards. The Black-Scholes model requires the Company to make judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption over the term of the awards and the expected life of the option award based on the actual and projected employee stock option behaviors. Other assumptions include the risk-free rate of return and dividends during the expected term.

The Company is required to estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is adjusted to the actual forfeitures that occur. Therefore, changes in the forfeiture assumptions may impact the amount and timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances.

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

APIC Pool

Upon adoption of the FASB’s guidance relating to share-based payments in the fiscal year ended January 31, 2007, the Company elected to apply the long form method to determine the hypothetical APIC pool and determined that a hypothetical pool of excess tax benefits existed in APIC as of February 1, 2006 related to historical stock option expenses. Excess tax benefits resulting from stock option exercises are recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall is charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense.

Income Taxes

The Company accounts for income taxes in accordance with the FASB’s guidance relating to income taxes. The Company adopted the FASB’s guidance relating to accounting for uncertainty in income taxes, effective February 1, 2007. Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense/benefit) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recognized in the consolidated statement of operations. Research and development credits are recorded based on the amount of benefit the Company believes is more-likely-than-not of being earned. Additionally, the Company is required to recognize in the consolidated financial statements those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense (see Note 21, Income Taxes).

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to the Company’s existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. The Company has taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as adjustments to goodwill. Upon adoption of the FASB’s revised guidance relating to business combinations during the fiscal year ended January 31, 2010, the tax benefit from any future release of the acquisition date valuation allowances are reflected in the tax provision, rather than as a reduction to goodwill.

Loss Per Share Attributable to Comverse Technology, Inc.’s Shareholders

Basic loss per share attributable to Comverse Technology, Inc.’s shareholders is computed by dividing net loss attributable to Comverse Technology, Inc. by the weighted-average number of CTI’s shares of common stock outstanding during the period. Diluted loss per share attributable to Comverse Technology, Inc.’s shareholders is computed using the weighted-average number of CTI’s shares of common stock and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable in respect of stock options, restricted stock, deferred stock units (“DSUs”) and convertible debt obligations (the “Convertible Debt Obligations,” see Note 12, Debt). The treasury stock method is used to compute the dilutive effect of options, DSUs and other similar instruments. The as-if-converted method is used to compute the dilutive effect of the Company’s Convertible Debt Obligations. Additionally, for purposes of calculating diluted loss per share attributable to Comverse Technology, Inc.’s shareholders, net loss attributable to Comverse Technology, Inc. is adjusted for the difference between each of Verint’s, Ulticom’s and Starhome’s reported diluted and basic earnings per share, if any, multiplied by the number of shares of common stock and common share equivalents CTI holds in each of Verint, Ulticom and Starhome.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows:

	Fiscal Years Ended January 31,
	2010	2009	2008
		(In thousands)
Non-cash operating items:
Depreciation and amortization	$102,657	$116,878	$118,161
Amortization of debt discount and debt issuance costs on convertible debt obligations	—	7,332	24,416
Impairment of goodwill and other intangible assets	3,356	48,388	147,813
Impairment of auction rate securities	6,914	86,475	47,913
Impairment of UBS put	6,889	—	—
Unrealized gain on UBS put	—	(13,585)	—
Write off of in-process research and development	—	—	6,682
Provision for doubtful accounts	3,593	1,606	7,965
Stock-based compensation expense	45,349	49,164	62,496
Excess tax benefits from share-based payment arrangements	(182)	—	—
Operating asset write-downs and impairments	6,423	4,596	2,977
Deferred income taxes	(33,236)	54,195	(31,388)
Net realized gains on sale of investments	(10,876)	(1,742)	(10,507)
Equity in losses (earnings) of unconsolidated affiliates, net of tax	6	1,012	(749)
Provision for inventory reserves	8,506	7,780	9,002
Losses on derivative financial instruments	14,709	14,591	27,673
Foreign currency transaction losses (gains)	785	(1,636)	(12,447)
Other non-cash items, net	1,321	(435)	(43)

Net non-cash operating items	$156,214	$374,619	$399,964

Non-cash investing and financing transactions:
Fair value of stock options exchanged in connection with business combinations	$—	$—	$4,717

Accrued but unpaid purchases of property and equipment	$1,977	$382	$1,472

Inventory transfers to property and equipment	$3,481	$4,183	$3,479

Cash paid during the year for interest	$24,705	$36,544	$30,680

Cash paid during the year for income taxes	$21,529	$18,093	$19,708

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In December 2007, the FASB revised their guidance on business combinations. This new guidance requires an acquiring entity to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date, with limited exceptions. In addition, this guidance requires acquisition costs to be recognized separately from a business combination and expensed as incurred. The guidance also includes a substantial number of new disclosure requirements. This guidance was effective for the Company on February 1, 2009, with the exception of the accounting for changes in valuation allowances on acquired deferred taxes and acquired tax contingencies which are applied retrospectively. The effects of this guidance on the Company’s consolidated financial statements depends on the nature and size of any acquisitions completed after the effective date. The Company believes the impact of applying this guidance to the acquisition of Iontas in February 2010 (see Note 26, Subsequent Events) will not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The requirements of this amended guidance carry forward without significant revision to the guidance, which existed prior to January 1, 2009, on contingencies. Assets acquired

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the FASB’s guidance on contingencies. There was no impact to the consolidated financial statements upon adoption.

In December 2007, the FASB issued guidance defining collaborative arrangements and establishing presentation and disclosure requirements for transactions within a collaborative arrangement both with third parties and between participants in the arrangement. This guidance was effective for the Company’s fiscal years and interim periods commencing February 1, 2009. This guidance requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. The application of this guidance did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued new guidance relating to accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance also requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income (loss) on the face of the consolidated statements of operations. This guidance was adopted by the Company on February 1, 2009 through retrospective application of the presentation and disclosure requirements. Upon adoption, noncontrolling interest (previously referred to as minority interest) of $109.9 million at January 31, 2009, $138.6 million at January 31, 2008 and $188.7 million at January 31, 2007 were reclassified from the mezzanine section of the consolidated balance sheets (between liabilities and equity) to equity. In addition, this guidance has been retrospectively applied to include the net loss attributable to noncontrolling interest of $33.5 million and $82.8 million in the consolidated net loss on the face of the Company’s consolidated statement of operations for the fiscal years ended January 31, 2009 and 2008, respectively. The net loss previously reported is now presented as “Net loss attributable to Comverse Technology, Inc.”

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. This guidance requires increased qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities. The Company adopted these new requirements on February 1, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In April 2008, the FASB issued new requirements for developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the intangible asset. This guidance was effective for the Company commencing February 1, 2009 and applies to intangible assets acquired after that date. This guidance did not have a material impact on the consolidated financial statements.

In May 2008, the FASB issued new accounting guidance relating to debt with conversion and other options, that may be settled in cash upon conversion including partial cash payments. This guidance requires issuers of such instruments to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted this guidance effective February 1, 2009 and as required, applied its provisions retrospectively.

Because the Company’s New Convertible Debt Obligations due May 15, 2023 (see Note 12, Debt, for terms of the New Convertible Debt Obligations), may be wholly or partially settled in cash, the Company was required to separately account for their liability and equity components in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. Accordingly, the aggregate principal amount of the New Convertible Debt Obligations were allocated to the estimated fair value of the liability component as of the exchange date (January 26, 2005), which was determined utilizing a 6.0% annual interest rate which is comparable to a rate of interest the Company would pay on nonconvertible borrowings. The difference between the fair value of the liability component ($344.6 million) and the aggregate principal amount of the New Convertible Debt Obligations ($417.7 million as of the exchange date), of $73.1 million was retrospectively recorded, as of the exchange date, as debt discount with a corresponding increase to additional paid-in capital. After the effect of taxation and debt issuance costs of $27.7 million, the net increase to additional paid-in capital as of the exchange date was $45.4 million. In addition, the Company recognized a $4.8 million decrease in accumulated deficit. The debt discount was amortized to interest expense utilizing the effective interest method over a 3.3 year period (expected life of the liability) to May 15, 2008, the first designated date on which holders had the right to require CTI to repurchase their New Convertible Debt obligations. The effective interest rate was 5.83%. The effect of the change in accounting guidance on periods prior to those presented in these consolidated financial statements was a pre-tax and an after tax amortization expense of debt discount and debt issuance costs of $45.4 million and $29.5 million, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

The following tables set forth the effect of the retrospective application of this guidance on certain previously reported items presented in the Company’s consolidated financial statements.

Condensed Consolidated Balance Sheet

	As of January 31, 2009
	As Previously Reported (1)	Effect of Retrospective Application	As Adjusted
	(In thousands)
ASSETS

Total current assets	$1,946,403	$—	$1,946,403

Total assets	$3,748,268	$—	$3,748,268

LIABILITIES AND EQ UITY

Current liabilities:
Convertible debt obligations	$419,477	$—	$419,477

Total current liabilities	1,460,451	—	1,460,451

Total liabilities	2,985,081	—	2,985,081

Equity:
Comverse Technology, Inc. shareholders’ equity:
Additional paid-in capital	1,899,851	45,422	1,945,273

Accumulated deficit	(1,257,859)	(45,422)	(1,303,281)

Total Comverse Technology, Inc. shareholders’ equity	653,258	—	653,258
Noncontrolling interest	109,929	—	109,929

Total equity	763,187	—	763,187

Total liabilities and equity	$3,748,268	$—	$3,748,268

Condensed Consolidated Statements of Operations

	Fiscal Year Ended January 31, 2009
	As Previously Reported (1)	Effect of Retrospective Application	As Adjusted
	(In thousands, except share and per share data)
Loss from operations	$(209,926)	$—	$(209,926)

Interest expense	(38,554)	(7,332)	(45,886)

Loss before income tax provision and equity in losses of unconsolidated affiliates	(303,249)	(7,332)	(310,581)
Income tax provision	(49,680)	2,485	(47,195)

Loss before equity in losses of unconsolidated affiliates	(352,929)	(4,847)	(357,776)
Equity in losses of unconsolidated affiliates, net of tax	(1,012)	—	(1,012)

Net loss	(353,941)	(4,847)	(358,788)
Less: Net loss attributable to noncontrolling interest	33,536	—	33,536

Net loss attributable to Comverse Technology, Inc.	$(320,405)	$(4,847)	$(325,252)

Weighted average common shares outstanding:
Basic	204,171,793	204,171,793	204,171,793

Diluted	204,171,793	204,171,793	204,171,793

Loss per share:
Basic	$(1.57)	$(0.02)	$(1.59)

Diluted	$(1.57)	$(0.02)	$(1.59)

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

	Fiscal Year Ended January 31, 2008
	As Previously Reported (1)	Effect of Retrospective Application	As Adjusted
	(In thousands, except share and per share data)
Loss from operations	$(421,815)	$—	$(421,815)

Interest expense	(37,487)	(24,416)	(61,903)

Loss before income tax provision and equity in earnings of unconsolidated affiliates	(435,582)	(24,416)	(459,998)
Income tax provision	(21,133)	8,383	(12,750)

Loss before equity in earnings of unconsolidated affiliates	(456,715)	(16,033)	(472,748)
Equity in earnings of unconsolidated affiliates, net of tax	749	—	749

Net loss	(455,966)	(16,033)	(471,999)
Less: Net loss attributable to noncontrolling interest	82,757	—	82,757

Net loss attributable to Comverse Technology, Inc.	$(373,209)	$(16,033)	$(389,242)

Weighted average common shares outstanding:
Basic	203,393,994	203,393,994	203,393,994

Diluted	203,393,994	203,393,994	203,393,994

Loss per share:
Basic	$(1.83)	$(0.08)	$(1.91)

Diluted	$(1.84)	$(0.08)	$(1.91)

(1)	The “As Previously Reported” column reflects the revised presentation of noncontrolling interest pursuant to the FASB’s guidance.

In April 2009, the FASB issued guidance intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities which:

•	clarified the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured;

•

established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.

•	expands the fair value disclosures required for all financial instruments to interim periods.

This guidance was adopted by the Company for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

In May 2009, the FASB issued guidance intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before consolidated financial statements are issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance commencing with the interim period ended July 31, 2009 and for the annual filing period ended January 31, 2010. There was no impact on the consolidated financial statements.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (the “Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB. It supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently the FASB

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Upon adoption of this guidance, all references to previous literature were removed from the consolidated financial statements and accompanying footnotes. This guidance was effective for the Company commencing with its interim period ended October 31, 2009 and its annual filing period ended January 31, 2010. There was no impact to the consolidated financial statements.

Standards to be Implemented

In June 2009, the FASB issued guidance which modifies the approach for determining the primary beneficiary of a variable interest entity (“VIE”). Under the modified approach, an enterprise is required to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The modified approach for determining the primary beneficiary of a VIE is effective for the Company commencing February 1, 2010, and is not expected to have a material impact on the consolidated financial statements.

In September 2009, the FASB issued revenue recognition guidance applicable to multiple-deliverable arrangements, which:

•

applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance; and

•

addresses how to separate consideration in multiple-deliverable arrangements, excluding software arrangements and establishes a hierarchy for determining the selling price of a deliverable. It also eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also significantly expands disclosure requirements.

The Company has not elected to early adopt this guidance. As a result, it will be effective on a prospective basis for revenue arrangements entered into, or materially modified, after February 1, 2011.

The Company has preliminarily determined that once the new guidance is adopted a portion of its multiple-deliverable arrangements will no longer be included within the scope of the software revenue guidance, which will generally result in accelerated revenue recognition in comparison to historical treatment. This primarily relates to arrangements with multiple product deliverables, as well as arrangements recognized ratably over the PCS period due to the absence of VSOE of fair value. The Company is in the process of developing a methodology for determining estimated selling price for its products and services.

The Company’s assessment and quantification is ongoing, but the Company believes that the adoption of this guidance will have a material impact on its consolidated financial statements beginning with the fiscal year ending January 31, 2012.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a gross presentation of activity within the Level 3 (significant unobservable inputs) roll forward, presenting information on purchases, sales, issuance, and settlements separately. The guidance is effective for the Company for interim and annual periods that commenced February 1, 2010, except for the gross presentation of the Level 3 rollforward, which will become effective for the Company for interim and annual periods commencing February 1, 2011. Adoption of this guidance is anticipated to result in additional disclosures.

In December 2010, the FASB issued guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Upon adoption, if the carrying value of the reporting unit is zero or negative, the reporting entity must perform step two of the goodwill impairment test if it is more likely than not that goodwill is impaired as of the date of adoption. The Company will consider whether there are any adverse qualitative factors indicating whether it is more likely than not that a goodwill impairment exists. Goodwill impairment recognized upon adoption of the guidance should be presented as a cumulative-effect adjustment to opening retained earnings as of the adoption date reflecting a change in accounting principle. This guidance is effective for the Company for interim and annual periods commencing on February 1, 2011. The Company is assessing the impact of the adoption of this guidance on its consolidated financial statements effective for the fiscal year ending January 31, 2012, including an assessment of the requirement to perform step two of the goodwill impairment test, which could lead to goodwill impairment, for the Company’s reporting units with zero or negative carrying amounts.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

3. INVESTMENTS

The Company accounts for its investments in accordance with the FASB’s guidance relating to accounting for certain investments in debt and equity securities and related pronouncements and classifies all debt and equity securities as available-for-sale.

As of January 31, 2010, all the investments in ARS disclosed below (all of which were held by CTI as of such date) were restricted pursuant to the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009. Such settlement agreement was amended on June 19, 2010. In addition, all cash proceeds from the sales of ARS received after the original date of the settlement agreement, prior to amendment, were also restricted (see Note 24, Commitments and Contingencies, Settlement Agreements for a description of the restrictions relating to ARS held by CTI). Additional cash received from the sales of ARS subject to the UBS Put, prior to the settlement agreement, was also restricted.

Auction Rate Securities

The Company invested in ARS supported by corporate issuers and student loans. A portion of the ARS portfolio supported by corporate issuers consists of collateralized debt obligations, preferred stock and collateralized mortgage obligations. The Company’s ARS supported by corporate issuers were rated between AAA and AA- by Standard & Poor’s (“S&P”) and Aaa and A3 by Moody’s Investor Service (“Moody’s”) when purchased. Certain of these holdings were downgraded during the fiscal quarter ended July 31, 2008, resulting in a ratings spread encompassing AAA to BBB by S&P and Aaa to Baa1 by Moody’s. One corporate issue ARS was downgraded from Aaa to B2 by Moody’s.

The ARS portfolio supported by student loans is substantially guaranteed by the Federal government under the Federal Family Education Loan Program. The Company’s ARS supported by student loans were all rated AAA by S&P and Aaa by Moody’s when purchased. None of the ARS holdings collateralized by student loans experienced a ratings downgrade.

Classification

The ARS have long-term stated maturities. Prior to January 31, 2008, the Company classified ARS as short-term investments due to their liquid nature, evidenced by successful auctions occurring every seven to ninety days. Beginning in the third quarter of the fiscal year ended January 31, 2008, auctions for ARS began to fail. Although auctions began to fail, the ARS, except for ARS with a fair value of $9.6 million as of January 31, 2010, continued to pay interest at their stated terms through January 31, 2010. The principal associated with these failed auctions will not be accessible to the Company until any one of the following: (i) a successful auction occurs, (ii) an active secondary market develops, (iii) the security is called, or (iv) the security matures. Therefore, the Company believes it may not be able to access the underlying principal amounts at par within a twelve-month period. Accordingly, the Company has re-classified those ARS that experienced failed auctions from short-term investments to long-term assets beginning in the period of failure. As of January 31, 2010, we continued to classify all ARS as long-term investments except for ARS subject to the UBS Put, which was required to be exercised under the settlement agreement of the consolidated shareholder class action on June 30, 2010 and which was exercised by CTI on such date. The Company sold $29.9 million and $23.3 million of aggregate principal amount of ARS during the fiscal year ended January 31, 2010 and 2009 resulting in a gain of $10.8 million and $5.1 million recognized in “Other expense, net,” respectively. As of January 31, 2010, $9.0 million from the sales of ARS, subject to the UBS Put, were classified in “Restricted cash and bank time deposits” and sales proceeds of $17.1 million from all other ARS sold, including interest received subsequent to the date of settlement agreement, were classified within “Other assets” as long-term restricted cash.

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

For its ARS, the Company determined that it could not assert that it intended to hold such ARS until the fair value of the ARS recovered to their amortized cost. Accordingly, the Company recorded other-than-temporary impairment charges of $6.9 million,

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

$86.5 million and $47.9 million on a pre-tax basis during the fiscal years ended January 31, 2010, 2009 and 2008, respectively, as a component of “Other expense, net” in the consolidated statements of operations (see Note 20, Other Expense, Net). The Company recorded other-than-temporary impairment charges related to its ARS subsequent to January 31, 2010 (see Note 26, Subsequent Events).

The carrying amount of the Company’s ARS at January 31, 2010 was $114.7 million of which $35.8 million is classified as available-for-sale in “Short-term investments” and $78.8 million is classified as long-term, available-for-sale investments in “Auction rate securities” with corresponding aggregate principal amounts of $42.6 million and $164.0 million, respectively. The carrying amount of the Company’s ARS at January 31, 2009 was $120.3 million with a corresponding principal amount of $236.5 million (classified as long-term, available-for-sale investments).

UBS Put

In November 2008, the Company accepted an offer from UBS AG (“UBS”), providing rights related to $51.6 million in aggregate principal amount of ARS that were held in an account with UBS (the “UBS Put”). Under the terms of the UBS Put, the Company had the right, but not the obligation, to sell its eligible ARS at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. Additionally, UBS had the right, at its discretion and at any time until July 2, 2012, to purchase the ARS from the Company at par value, which is defined as the price equal to the principal amount of the ARS plus accrued but unpaid dividends or interest, if any. UBS purchased from CTI, pursuant to its purchase right, approximately $32.6 million and $9.0 million aggregate principal amount of ARS from February 1, 2010 through June 30, 2010 and during the fiscal year ended January 31, 2010, respectively. Under the terms of the settlement agreement for the consolidated shareholder class action, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. Effective June 30, 2010, CTI exercised the UBS Put for the balance of the ARS that were subject to the UBS Put (see Note 24, Commitments and Contingencies, Settlement Agreements).

In the fourth quarter ended January 31, 2009, the Company recorded the UBS Put at its then fair value of $13.6 million in “Other assets” with a corresponding gain recorded in “Other expense, net.” The Company has not elected the fair value option under the FASB’s guidance. Consequently, the UBS Put is carried at historical cost and assessed for impairment. The Company evaluated the UBS Put for impairment based on redemptions and changes in fair value of the related ARS subject to the UBS Put and during the fiscal year ended January 31, 2010 recorded $6.9 million of pre-tax impairment charges which are classified in “Other expense, net.” As of January 31, 2010 the UBS Put’s carrying value was $6.7 million (recorded in “Prepaid expenses and other current assets”) and the fair value of the related ARS was $35.8 million before consideration of the UBS Put, with a corresponding principal amount of $42.6 million.

Other Investments-Temporary Declines in Fair Value

The Company reviews its investments to identify and evaluate investments that have indications of possible impairments. With regard to other available-for-sale securities, the Company evaluated investments with unrealized losses to determine if the losses are other-than-temporary. Gross unrealized losses from these securities as of January 31, 2010 and 2009 related primarily to debt securities and resulted from changes in interest rates. The Company has determined, based on facts and circumstances, that the unrealized losses are temporary in nature. In making this determination, the Company considered its intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery of the decline in fair value below amortized cost.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of available-for-sale securities as of January 31, 2010 and 2009:

	January 31, 2010
		Included in Accumulated Other Comprehensive (Loss) Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
			(In thousands)
Short-term:
Auction rate securities-Student loans	$42,550	$11,136	$—	$(17,840)	$35,846
U.S. Government agency securities	64,959	285	(157)	—	65,087

Total short-term investments	$107,509	$11,421	$(157)	$(17,840)	$100,933

Long-term:
Auction rate securities – Corporate issuers	$91,200	$6,973	$—	$(79,509)	$18,664
Auction rate securities – Student loans	72,800	11,946	—	(24,606)	60,140

Total long-term investments	$164,000	$18,919	$—	$(104,115)	$78,804

	January 31, 2009
		Included in Accumulated Other Comprehensive (Loss) Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
			(In thousands)
Short-term:
U.S. Government agency securities	$222,590	$754	$(89)	$—	$223,255

Long-term:
Auction rate securities – Corporate issuers	101,200	148	—	(81,112)	20,236
Auction rate securities – Student loans	135,251	12,997	—	(48,219)	100,029

Total long-term investments	$236,451	$13,145	$—	$(129,331)	$120,265

Investments with original maturities of three months or less, when purchased, are included in cash and cash equivalents, in “Restricted cash and bank time deposits” or in long-term restricted cash (long-term restricted cash is classified within “Other assets”) in the consolidated balance sheets. Such investments are not reflected in the tables above for January 31, 2010 or 2009 and include commercial paper and money market funds totaling $250.6 million as of January 31, 2010 and commercial paper, U.S. government agency securities and market money funds totaling $732.0 million as of January 31, 2009. There were no unrealized gains (losses) as of January 31, 2010 and $0.1 million of unrealized gains as of January 31, 2009.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

The following table presents the fair value of the Company’s investments in unrealized loss positions, aggregated by length of time, as of the period below:

	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
(In thousands)	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
As of January 31, 2010	$157	$39,855	$—	$—	$157	$39,855

As of January 31, 2009	$89	$14,911	$—	$—	$89	$14,911

The Company sold investments for proceeds of $307.6 million, $463.5 million and $2,262.5 million in the fiscal years ended January 31, 2010, 2009 and 2008, respectively.

The gross realized gains and losses on the Company’s investments are as follows, for the fiscal years ended below:

(In thousands)	Gross Realized Gains	Gross Realized Losses
January 31, 2010	$10,965	$89

January 31, 2009	$6,887	$3,014

January 31, 2008	$8,245	$59

The components of other comprehensive income (loss) related to available-for-sale securities are as follows:

	Fiscal Year Ended January 31,
	2010	2009	2008
		(In thousands)
Accumulated OCI related to available-for-sale securities, beginning of year	$10,302	$753	$4,495
Unrealized gains (losses) on available-for-sale securities	20,048	12,775	(4,093)
Reclassification adjustment for (gains) losses included in net loss	(3,582)	2,010	(1,871)

Unrealized gains (losses) on available-for-sale securities, before tax	16,466	14,785	(5,964)
Other comprehensive income (loss) attributable to noncontrolling interest	53	(38)	195
Deferred income tax benefit (provision)	130	(5,198)	2,027

Unrealized gains (losses) on available-for-sale securities, net of tax	16,649	9,549	(3,742)

Accumulated OCI related to available-for-sale securities, end of year	$26,951	$10,302	$753

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

The cost and estimated fair value of debt securities at January 31, 2010, by contractual maturities, are as follows:

	Cost	Estimated Fair Value
	(In thousands)
Due in 1 year or less	$10,000	$10,125
Due in 1 to 2 years	20,004	19,937
Due in 2 to 3 years	24,952	25,072
Due in 3 to 4 years	10,003	9,953
Due in 4 to 5 years	—	—
Due after 5 years	206,550	114,650

	$271,509	$179,737

4. INVENTORIES, NET

Inventories, net of reserves of $27.2 million and $26.9 million, as of January 31, 2010 and 2009, respectively, consist of:

	January 31,
	2010	2009
	(In thousands)
Finished goods	$8,735	$14,572
Work in process	44,067	46,113
Raw materials	30,401	24,807

	$83,203	$85,492

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of January 31, 2010 and 2009 consist of:

	January 31,
	2010	2009
	(In thousands)
Land	$29,255	$29,481

Fixtures and equipment	315,219	305,743
Software	42,767	40,671
Buildings	2,250	2,250
Leasehold improvements	28,847	28,993

	389,083	377,657
Less accumulated depreciation and amortization	(316,925)	(286,753)

	72,158	90,904

	$101,413	$120,385

Depreciation and amortization of property and equipment was $43.8 million, $50.8 million and $55.3 million for the fiscal years ended January 31, 2010, 2009 and 2008, respectively. The Company also wrote off property and equipment, net of $6.4 million, $4.6 million and $2.1 million during the fiscal years ended January 31, 2010, 2009 and 2008, respectively.

On September 16, 2010, Comverse Ltd., an indirect wholly-owned subsidiary of CTI, sold land in Ra’anana, Israel to a third party. See Note 26, Subsequent Events.

6. BUSINESS COMBINATIONS

The Company accounts for acquisitions using the purchase method of accounting. The results of operations of the acquired entities have been included from their respective dates of acquisition and any excess of purchase prices over the sum of the fair value of amounts assigned to identifiable tangible and intangible assets and liabilities has been recorded as goodwill in accordance with the FASB’s guidance in effect prior to February 1, 2009. On February 1, 2009, the Company adopted the FASB’s revised guidance for business combinations (see Note 2, Recent Accounting Pronouncements, Standards Implemented). The provisions of the FASB’s new guidance did not apply to the Witness Systems, Inc. (“Witness”), or ViewLinks Euclipse, Ltd. (“ViewLinks”) acquisitions as they were consummated prior to the adoption date of February 1, 2009.

Verint Segment

On May 25, 2007, Verint acquired Witness, formerly a publicly held company based in Roswell, Georgia. Verint acquired Witness, among other objectives, to expand its business in the enterprise, workforce-optimization market. Verint paid $1,085.1 million consisting of (i) $966.5 million to acquire 100% of the 35.2 million outstanding shares of Witness common stock at $27.50 per share, (ii) an additional $97.9 million to settle outstanding Witness options, (iii) $14.8 million of acquisition costs and (iv) $5.8 million of additional contingency payments earned through January 31, 2009. CTI acquired $293.0 million of Verint’s Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, to finance, in part, Verint’s acquisition of Witness. In addition, Verint used available cash of Verint and Witness and $650.0 million financed by proceeds of a term loan under a credit agreement entered into by Verint with a group of lenders in connection with the transaction. All contingent consideration earned and paid was recorded as additional goodwill. The value assigned to in-process research and development of $6.4 million was determined by considering the importance of each project to the Company’s overall future development plans. Identifiable intangible assets primarily consist of customer relationships, technology and trade names. Intangible assets are amortized over their estimated useful lives from one year to ten years with a weighted average life of nine years.

Verint also assumed several contingent consideration arrangements related to businesses previously acquired by Witness. One such arrangement provided for potential additional consideration of up to $18.5 million, to be earned quarterly through July 31, 2009,

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

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

Verint also acquired ViewLinks for $7.6 million in February 2007. Contingent consideration of $1.8 million related to the ViewLinks acquisition was earned and substantially paid through the fiscal year ended January 31, 2009. In relation to ViewLinks no further contingent consideration was earned through the completion of the contingent consideration period.

A summary of assets and liabilities has not been presented for the ViewLinks acquisition as it was not considered significant to the Company.

Allocation of Purchase Price

The following is a summary of the final allocation of the purchase price (in thousands) for the Witness acquisition described above:

Purchase price:
Price paid at acquisition	$1,064,460
Contingent consideration	5,802
Acquisition costs	14,833

Total purchase price	$1,085,095

Allocation of purchase price:
Net tangible assets:
Cash	139,777
Other current assets	71,045
Deferred income tax asset – current	1,823
Other assets	15,028
Current liabilities	(65,130)
Deferred income tax liability – long-term	(12,042)
Other liabilities	(7,590)

Net tangible assets	142,911

Goodwill	675,444
In-process research and development	6,440
Acquired intangible assets:
Acquired technology	43,000
Customer relationships	206,000
Trade names	10,000
Non-competition agreements	1,300

Total purchase price	$1,085,095

In-Process Research and Development

Purchased in-process research and development represents the value assigned to research and development projects of the acquired business that were commenced but not completed at the date of acquisition, for which technological feasibility had not been established and which have no alternative future use. Amounts assigned to purchased in-process research and development meeting the above criteria are charged to expense at the acquisition date. During the fiscal year ended January 31, 2008, the Company wrote off $6.7 million of in-process research and development costs primarily associated with Verint’s purchase of the Witness business.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined results of the Company’s operations and the operations of Witness on a pro forma basis, as though the companies had been combined as of the beginning of the relevant period presented. The pro forma impact of the ViewLinks acquisition is not material to these overall consolidated operating results and therefore not presented. Pro forma financial information is subject to various assumptions and estimates and is presented for informational purposes only. This pro forma information does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transactions been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Fiscal Year Ended January 31, 2008
(in thousands)
Revenue	$1,790,841
Net loss	(503,678)
Net loss attributable to Comverse Technology, Inc.	(407,347)
Loss per share attributable to Comverse Technology, Inc.’s shareholders - basic	(2.00)
Loss per share attributable to Comverse Technology, Inc.’s shareholders - diluted	(2.00)

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

7. GOODWILL

The changes in the carrying amount of goodwill in the Comverse, Verint and All Other segments for the fiscal years ended January 31, 2010, 2009 and 2008 are as follows:

	Comverse	Verint	All Other (1)	Total
	(In thousands)
For the Fiscal Year Ended January 31, 2008:
Goodwill, gross at January 31, 2007	$293,623	$142,929	$7,559	$444,111
Goodwill acquired:
ViewLinks	—	3,144	—	3,144
Witness	—	669,641	—	669,641
Goodwill adjustments: (2)
Mercom	—	85	—	85
Netcentrex	2,665	—	—	2,665
Netonomy	52	—	—	52
ViewLinks	—	1,548	—	1,548
Witness	—	4,735	—	4,735
Other	—	760	—	760
Impairment	(135,101)	—	—	(135,101)
Effect of changes in foreign currencies	17,326	2,759	—	20,085

Goodwill, net, at January 31, 2008	$178,565	$825,601	$7,559	$1,011,725
For the Fiscal Year Ended January 31, 2009:
Goodwill, gross at January 31, 2008	$313,666	$825,601	$7,559	$1,146,826
Accumulated impairment losses at January 31, 2008	(135,101)	—	—	(135,101)

Goodwill, net, at January 31, 2008	178,565	825,601	7,559	1,011,725
Goodwill adjustments: (2)
ViewLinks	—	237	—	237
Witness	—	1,067	—	1,067
Other	—	(549)	—	(549)
Impairment	(21,354)	—	—	(21,354)
Effect of changes in foreign currencies	(2,496)	(51,425)	—	(53,921)

Goodwill, net, at January 31, 2009	$154,715	$774,931	$7,559	$937,205
For the Fiscal Year Ended January 31, 2010:
Goodwill, gross at January 31, 2009	$311,170	$774,931	$7,559	$1,093,660
Accumulated impairment losses at January 31, 2009	(156,455)	—	—	(156,455)

Goodwill, net, at January 31, 2009	154,715	774,931	7,559	937,205
Goodwill adjustments: (2)
ViewLinks	—	89	—	89
Effect of changes in foreign currencies	972	15,131	—	16,103

Goodwill, net, at January 31, 2010	$155,687	$790,151	$7,559	$953,397

Balance at January 31, 2010:
Goodwill, gross at January 31, 2010	$312,142	$790,151	$7,559	$1,109,852
Accumulated impairment losses at January 31, 2010	(156,455)	—	—	(156,455)

Goodwill, net, at January 31, 2010	$155,687	$790,151	$7,559	$953,397

(1)	The amount of goodwill in the “All Other” segment is related to Starhome, consolidated during the fiscal year ended January 31, 2003.

(2)	During the fiscal years ended January 31, 2010, 2009 and 2008, goodwill related to certain acquisitions was adjusted due to earn-out payments or recoveries, tax adjustments and lease abandonment settlement.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. The Company performed goodwill impairment tests for each of its reporting units as of November 1, 2009, 2008 and 2007. Such annual goodwill impairment tests resulted in charges of $135.1 million for the fiscal year ended January 31, 2008. Interim goodwill impairment tests performed as of January 31, 2010 and July 31, 2008, resulted in no impairment charge in the fiscal year ended January 31, 2010 and additional impairment charges of $21.4 million recorded in the fiscal year ended January 31, 2009. The impairment charges for the fiscal years ended January 31, 2009 and 2008 resulted from write-downs of all the goodwill of the Netcentrex reporting unit of the Comverse segment.

During the fiscal year ended January 31, 2010, the Company did not identify circumstances that required goodwill to be tested for impairment prior to the November 1, 2009 annual impairment testing date. However subsequent to the November 1, 2009 impairment testing date, the Comverse reporting unit experienced continued operating losses and cash outflows. As a result, the Company performed an interim impairment test of goodwill as of January 31, 2010, for its Comverse reporting unit and determined that the fair value of the Comverse reporting unit exceeded its carrying value and goodwill was not impaired as of that date. The Company continues to monitor goodwill for impairment in subsequent fiscal periods.

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

Verint recorded non-cash goodwill impairment charges of $26.0 million and $20.6 million in its consolidated statements of operations for the fiscal years ended January 31, 2009 and 2008, respectively. The Company’s reporting units are combined at a higher level than that of Verint for its standalone consolidated financial statements, and the fair value of the Company’s Verint reporting units exceeded their carrying value and, accordingly, no impairment charge was recorded in the Company’s consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

8. INTANGIBLE ASSETS, NET

Acquired intangible assets as of January 31, 2010 and 2009 are as follows:

		January 31,
	Useful Life	2010	2009
		(In thousands)
Gross carrying amount:
Acquired technology	5 to 7 years	$152,629	$159,165
Customer relationships	3 to 10 years	233,975	229,411
Trade names	1 to 10 years	12,951	12,750
Non-competition agreements	1 to 10 years	3,429	3,416
Distribution network	10 years	2,440	2,440

		405,424	407,182
Accumulated amortization:
Acquired technology		87,124	65,688
Customer relationships		72,658	48,568
Trade names		10,824	8,061
Non-competition agreements		2,203	1,760
Distribution network		864	620

		173,673	124,697

		$231,751	$282,485

Acquired intangible assets by operating segment as of January 31, 2010 and 2009 are as follows:

	January 31,
	2010	2009
	(In thousands)
Comverse	$57,918	$82,282
Verint	173,833	200,203

Total	$231,751	$282,485

Amortization of intangible assets was $52.3 million, $60.3 million and $56.8 million for the fiscal years ended January 31, 2010, 2009 and 2008, respectively. In connection with its testing of goodwill, the Company also tested long-lived assets, including finite-lived intangible assets. As a result, the Company recorded non-cash, pre-tax impairment charges to finite-lived intangible assets of $3.4 million, $27.0 million and $12.7 million for the fiscal years ended January 31, 2010, 2009 and 2008, respectively. Of these impairments $3.4 million, $27.0 million and $10.0 million for the fiscal years ended January 31, 2010, 2009 and 2008, respectively, related to finite-lived intangible assets of the Company’s Netcentrex reporting unit, representing all of the Netcentrex reporting unit’s intangible assets. Verint recorded a $2.7 million impairment charge to finite-lived assets for the fiscal year ended January 31, 2008 principally related to customer-related intangible assets.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (continued)

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Fiscal Years Ending January 31,	Amount
(In thousands)
2011	$48,116
2012	45,985
2013	42,111
2014	25,926
2015	23,348
2016 and thereafter	46,265

$231,751

9. OTHER ASSETS

Other assets as of January 31, 2010 and 2009 consist of:

	January 31,
	2010	2009
	(In thousands)
Severance pay fund (1)	$47,759	$36,915
UBS put (2)	—	13,585
Deposits	11,329	10,689
Deferred financing costs, net	8,474	10,207
Capitalized software costs, net of accumulated amortization of $54,069 and $49,275	8,530	10,489
Long-term tax receivable	19,691	2,230
Long-term restricted cash	18,572	1,350
Other	7,564	10,027

	$121,919	$95,492

(1)	Represents deposits into insurance policies to fund severance liability (see Note 16, Other Long-Term Liabilities).

(2)	See Note 3, Investments, for additional disclosure relating to the UBS Put.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capitalized Software Costs

Included in other assets are capitalized software costs, which represent costs incurred primarily to develop Verint’s commercial software products. The rollforward of net capitalized software costs is as follows:

	Fiscal Year Ended January 31,
	2010	2009
	(In thousands)
Capitalized software costs, net, beginning of year	$10,489	$10,272
Software costs capitalized during the year	2,715	4,546
Amortization of software costs	(4,717)	(4,135)
Other	43	(194)

Capitalized software costs, net, end of year	$8,530	$10,489

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of January 31, 2010 and 2009 consist of:

	January 31,
	2010	2009
	(In thousands)
Accrued compensation and benefits	$140,548	$125,645
Accounts payable	136,097	113,138
Accrued legal, audit and professional fees	37,288	47,503
Accrued taxes - other than income taxes	47,350	51,151
Accrued commissions	33,971	28,063
Accrued outside services - contractors	16,414	17,742
Accrued project costs	4,849	13,964
Accrued workforce reduction and restructuring	5,369	7,256
Accrued travel and entertainment	6,477	6,856
Other accrued expenses (1)	28,612	31,874

	$456,975	$443,192

(1)	Includes liabilities related to the Company’s 401(k) Plans.

Each of CTI, Comverse, Verint and Ulticom maintains a 401(k) plan for its full-time employees. These plans allow eligible employees to elect to contribute up to 60 percent of their annual compensation, subject to the prescribed maximum amount. The respective company matches employee contributions at a rate of 50 percent, limited to a maximum annual matched contribution ranging from $2,000 to $3,500 per employee. Employee contributions are always fully vested. The respective company’s matching contributions for each year vest on the last day of the calendar year providing the employee remains employed with the respective company on that day. During the fiscal years ended January 31, 2010, 2009 and 2008, the Company’s matching contributions to the 401(k) plan amounted to $6.8 million, $6.6 million and $6.0 million, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. RESTRUCTURING

The Company reviews its business, manages costs and aligns resources with market demand and in conjunction with various acquisitions. As a result, the Company has taken several actions to reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions. The following restructuring initiatives have taken place at the Company’s Comverse and Verint segments:

Comverse Initiatives

2001 Initiative

During the fiscal year ended January 31, 2002, Comverse committed to and began implementing a restructuring program, including changes to its organizational structure and product offerings, to better align its cost structure with the business environment and to improve the efficiency of its operations through reductions in workforce, restructuring of operations, abandoning facilities and the write-off of impaired assets. The balance of facilities-related costs is expected to be paid at various dates through January 2011.

2007 Initiative

During the fiscal year ended January 31, 2008, Comverse’s management approved a restructuring plan to close certain facilities in Wakefield, Massachusetts and eliminate associated staff positions. The plan was implemented to re-align its operational activities and reduce facilities. The total plan is expected to be approximately $17.6 million comprised of $14.0 million in severance related costs and $3.6 million in facilities related costs. The severance payments were primarily completed during the fiscal year ended January 31, 2009 and the facilities related payments are expected to be completed during the fiscal year ending January 31, 2011.

2008 Initiative

During the fiscal year ended January 31, 2009, Comverse’s management approved a restructuring plan to consolidate certain facilities and eliminate a number of staff positions. The plan was implemented to re-align the sales force and product development staff in response to shifts in customer expectations regarding service delivery and relationship management. The total plan is expected to be $9.6 million, of which $7.2 million in severance-related costs and $1.3 million in facilities-related costs were recorded during the fiscal year ended January 31, 2009. The remaining severance- and facilities-related payments were primarily completed during the fiscal year ended January 31, 2010, with the last facility lease to expire during the fiscal year ending January 31, 2017.

2009 Initiative

During the fiscal year ended January 31, 2010, Comverse’s management approved a restructuring plan to close certain facilities and eliminate associated staff positions. The plan was implemented around Comverse’s core competencies and innovations to enhance the quality of its product offerings to better align with its customers’ needs and improve delivery and service capabilities. The aggregate cost of the plan was $14.4 million. Severance-related and facilities-related costs of $12.6 million and $1.0 million, respectively, were paid during the fiscal year ended January 31, 2010 and the remaining costs of $0.8 million are expected to be substantially paid through January 31, 2012.

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

        In addition, during the fiscal year ended January 31, 2009, Verint implemented a global cost reduction plan in order to reduce operating costs in response to uncertainty in the global economic environment. These cost reduction initiatives included a restructuring plan which included the elimination of approximately 90 positions throughout all functional areas of its global workforce, reducing

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

utilization of outside contractors and consultants, and the closing of one leased facility. Verint recorded the majority of these restructuring expenses with charges of $3.2 million, including $2.8 million for severance and related benefits and $0.4 million for the exit from the leased facility and other costs. Of the amount accrued, $2.7 million was paid during the fiscal year ended January 31, 2009 and the remaining $0.6 million was paid during the fiscal year ended January 31, 2010.

Other Initiatives

During the fiscal years ended January 31, 2010, 2009 and 2008, there were various other smaller initiatives that occurred at Comverse, Ulticom and Starhome.

The following table represents a rollforward of the workforce reduction and restructuring activities noted above:

	Comverse 2009 Initiative		Comverse 2008 Initiative		Comverse 2007 Initiative		Comverse 2001 Initiative		Verint Initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Other Initiatives	Total
	(In thousands)
January 31, 2007	$—	$—	$—	$—	$—	$—	$—	$11,167	$—	$—	$—	$11,167
Charges	—	—	—	—	13,958	3,428	—	—	3,308	—	418	21,112
Change in assumptions	—	—	—	—	—	—	—	—	—	—	—	—
Paid or utilized	—	—	—	—	(13,035)	(1,007)	—	(2,337)	(1,972)	—	—	(18,351)

January 31, 2008	—	—	—	—	923	2,421	—	8,830	1,336	—	418	13,928

Charges	—	—	7,248	1,312	74	169	—	—	5,287	398	1,709	16,197
Change in assumptions	—	—	—	—	—	—	—	—	—	—	—	—
Paid or utilized	—	—	(5,634)	(12)	(865)	(1,265)	—	(2,785)	(6,086)	(398)	(1,531)	(18,576)

January 31, 2009	—	—	1,614	1,300	132	1,325	—	6,045	537	—	596	11,549

Charges	12,924	1,472	95	934	—	152	—	—	141	—	2,041	17,759
Change in assumptions	15	—	84	(86)	(131)	(187)	—	—	—	—	—	(305)
Paid or utilized	(12,597)	(1,049)	(1,436)	(1,675)	(1)	(717)	—	(3,027)	(562)	—	(2,391)	(23,455)

January 31, 2010	$342	$423	$357	$473	$—	$573	$—	$3,018	$116	$—	$246	$5,548

12. DEBT

At January 31, 2010 and 2009, debt is comprised of the following:

	January 31,
	2010	2009
	(In thousands)
Short-term:
Convertible debt obligations	$—	$419,477
Term Loan	22,678	4,088

Total short-term debt	22,678	423,565

Long-term:
Convertible debt obligations	2,195	—
Term loan	583,234	605,912
Revolving Credit Facility	15,000	15,000

Total long-term debt	600,429	620,912

Total debt	$623,107	$1,044,477

Convertible Debt Obligations

In May 2003, CTI issued $420.0 million aggregate principal amount of Convertible Debt Obligations (the “Existing Convertible Debt Obligations”). On January 26, 2005, CTI completed an offer to the holders of the outstanding Existing Convertible Debt Obligations to exchange the Existing Convertible Debt Obligations for New Convertible Debt Obligations (the “New Convertible Debt Obligations”). Of the $420.0 million aggregate principal amount of Existing Convertible Debt Obligations outstanding prior to

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the exchange offer, approximately $417.7 million aggregate principal amount representing approximately 99.5% of the original issue of Existing Convertible Debt Obligations were validly tendered in exchange for an equal principal amount of New Convertible Debt Obligations. On May 15, 2009, CTI completed a tender offer pursuant to which it purchased $417.3 million aggregate principal amount of New Convertible Debt Obligations in accordance with the terms of the indenture.

The Convertible Debt Obligations mature on May 15, 2023 and do not bear interest. Under the provisions of the FASB’s guidance, which was effective February 1, 2009, relating to debt with conversion and other options, that may be settled in cash upon conversion including partial cash payments, the Company retrospectively recorded debt discount of $73.1 million as of the exchange date (January 26, 2005) of the New Convertible Debt Obligations, and amortized that amount to “Interest expense” utilizing the effective interest method over a 3.3 year period (expected life of the liability) to May 15, 2008, the first designated date on which the holders had the right to require CTI to repurchase their New Convertible Debt Obligations. The debt discount was fully amortized as interest expense through May 15, 2008, at an effective rate of 5.83%. See Note 2, Recent Accounting Pronouncements, Standards Implemented for a discussion of the FASB’s guidance and the effect of the retrospective application of such guidance on the Company’s previously issued consolidated financial statements.

The Convertible Debt Obligations are not secured by any assets of the Company and are not guaranteed by any of CTI’s subsidiaries.

Each $1,000 principal amount of the Existing Convertible Debt Obligations is convertible, at the option of the holder upon the circumstances described below, into shares of CTI’s common stock at a conversion price of $17.9744 per share (equal to a conversion rate of 55.6347 shares per $1,000 principal amount of Existing Convertible Debt Obligations), subject to adjustment for certain events.

Each $1,000 principal amount of the New Convertible Debt Obligations is convertible, at the option of the holder upon the circumstances described below, based on a net share settlement feature into cash and shares of CTI’s common stock, if any, at a conversion price of $17.9744 per share (equal to a conversion rate of 55.6347 shares per $1,000 principal amount of New Convertible Debt Obligations), subject to adjustment for certain events. The net share settlement feature of the New Convertible Debt Obligations provides that, upon conversion, CTI would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New Convertible Debt Obligations being converted and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of CTI’s common stock.

The Convertible Debt Obligations are convertible: (i) during any quarter, if the closing price per share for a period of at least twenty days in the thirty consecutive trading-day period ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per share in effect on that thirtieth day; (ii) on or before May 15, 2018, if during the five business-day period following any ten consecutive trading-day period in which the daily average trading price for the Convertible Debt Obligations for that ten trading-day period was less than 105% of the average conversion value for the Convertible Debt Obligations during that period; (iii) during any period, if following the date on which the credit rating assigned to the Convertible Debt Obligations by S&P is lower than “B-” or upon the withdrawal or suspension of the Convertible Debt Obligations rating at CTI’s request; (iv) if CTI calls the Convertible Debt Obligations for redemption; or (v) upon other specified corporate transactions. In August 2010, S&P discontinued rating the Convertible Debt Obligations at which time they became convertible.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Verint Revolving Credit Facility and Term Loan

On May 25, 2007, Verint entered into a $675.0 million secured credit facility (the “Credit Facility”) to partially finance its acquisition of Witness. The Credit Facility was originally comprised of a $650.0 million seven-year term loan maturing on May 25, 2014 (the “Term Loan”) and a $25.0 million six-year revolving credit facility maturing on May 25, 2013 (the “Revolving Credit Facility”). In July 2010, certain terms of the Credit Facility were amended (see Note 26, Subsequent Events, for disclosure of the amended terms).

Borrowings under the Credit Facility bear interest at one of the following rates, at Verint’s election, (a) the higher of (i) the prime rate and (ii) the federal funds rate plus 0.50% plus, in either case, a margin of 1.75% or (b) the applicable London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75%. Such margins were subject to increase by 0.25% if Verint failed to receive corporate credit ratings from both Moody’s and S&P or failed to deliver certain financial statements to the credit facility administrative agent by February 25, 2008, and an additional 0.25% if Verint failed to do so by August 25, 2008. Because Verint did not timely comply with these conditions, the above-referenced applicable margins increased by 0.25% on February 25, 2008 and another 0.25% on August 25, 2008 to 2.25% and 3.25%, respectively. In May 2010, Verint delivered audited financial statements for the fiscal year ended January 31, 2010 to its lenders and if Verint obtained the above referenced corporate credit ratings the applicable margins would subsequently range from 1.00% to 1.75% and 2.00% to 2.75%, respectively, depending on Verint’s corporate credit ratings from Moody’s and S&P. Accordingly, the applicable margin was reduced by 0.50% in June 2010 when Verint obtained corporate credit ratings.

Optional prepayments of the loans are permitted without premium or penalty (other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBOR). The loans are also subject to mandatory payment requirements based upon certain asset sales, excess cash flow, and certain other events.

The Term Loan originally amortized in 27 consecutive quarterly installments of $1.6 million each, beginning August 1, 2007, followed by a final amortization payment of the remaining outstanding principal amount when the Term Loan matures on May 25, 2014. In July 2007, Verint made an optional prepayment of $40.0 million, $13.0 million of which was applied toward the eight immediately following principal payments and $27.0 million of which was applied pro rata to the remaining principal payments. In May 2009, Verint made a $4.1 million mandatory “excess cash flow” payment which was applied to the three immediate following principal payments. As of January 31, 2010, $22.1 million of the Term Loan was classified as a current liability, reflecting a $22.1 million “excess cash flow payment” made in May 2010 (see Note 26, Subsequent Events). As of January 31, 2010 and 2009, the interest rate on the Term Loan was 3.49% and 3.59%, respectively.

Verint’s $25.0 million Revolving Credit Facility was reduced to $15.0 million during the fiscal quarter ended October 31, 2008 as a result of the bankruptcy of Lehman Brothers, which was one of the lenders, and the related subsequent termination of its commitment under the Credit Facility in June 2009. During the quarter ended January 31, 2009, Verint borrowed the full $15.0 million available under the Revolving Credit Facility. Repayment of these borrowings is required upon expiration of the facility in May 2013. As of January 31, 2010, the interest rate on borrowings under the Revolving Credit Facility was 3.49%. In December 2010, Verint repaid $15.0 million previously borrowed under its Revolving Credit Facility.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On May 25, 2007, concurrently with entry into its Credit Facility, Verint entered into a four-year receive-variable/pay-fixed interest rate swap agreement with a multinational financial institution on a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the Term Loan and, in part Verint was required to do so by the lenders. This interest rate swap agreement was scheduled to terminate in May 2011 (see Note 13, Derivative and Financial Instruments, for additional information about the interest rate swap agreement). The interest rate swap agreement was terminated in July 2010 (see Note 26, Subsequent Events, for disclosures relating to the termination of the interest rate swap agreement).

For the fiscal years ended January 31, 2010, 2009 and 2008, Verint incurred $22.6 million, $35.2 million and $34.4 million of interest expense, respectively, on borrowings under its Credit Facility. Verint also recorded $1.9 million, $1.7 million and $1.9 million during the fiscal years ended January 31, 2010, 2009 and 2008, respectively, for amortization of deferred debt issuance costs, which is reported within interest expense. Included in deferred debt issuance cost amortization for the fiscal years ended January 31, 2010 and January 31, 2008 were $0.1 million and $0.8 million, respectively, of additional amortization associated with prepayments of principal in these fiscal years.

The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, dividends and distributions, acquisitions and dispositions of assets, investments and loans, transactions with affiliates, and the nature of business. Accordingly, Verint is precluded from paying cash dividends to CTI, including cash dividends payable under the terms of the preferred stock held by CTI (see Note 23, Related Party Transactions). The Credit Facility also prohibits Verint from exceeding a specified consolidated leverage ratio, tested over rolling four-quarter periods.

The Credit Facility also includes a requirement that Verint submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year, beginning with the financial statements for the fiscal year ended January 31, 2010. On April 27, 2010, Verint entered into an Amendment, Waiver and Consent with the lenders that extended the due date for delivery of audited consolidated financial statements and related documentation for the fiscal year ended January 31, 2010 from May 1, 2010 to June 1, 2010. In consideration for this amendment, Verint paid its lenders approximately $0.9 million. This payment is being amortized as additional interest expense over the remaining term of the credit agreement using the effective interest method. Legal fees and other out-of-pocket costs directly relating to the amendment, which are expensed as incurred, were not significant. Verint filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 containing the requisite financial statements on May 19, 2010 and, accordingly, delivered its audited consolidated financial statements to the lenders in compliance with the terms of the amended Credit Facility. Should Verint fail in the future to deliver such audited consolidated financial statements as required, the agreement provides a thirty day period to cure such default, or an event of default occurs.

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

Comverse Ltd. Lines of Credit

As of January 31, 2010, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $25.0 million line of credit (increased from $20.0 million in December 2009) with a bank to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and to execute foreign currency transactions in the ordinary course of business. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. was required to maintain cash balances of at least $25.0 million with the bank at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2010, Comverse Ltd., had no borrowings under the line of credit, but had utilized $7.7 million of capacity under the line of credit for guarantees and execution of foreign currency transactions. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million.

In December 2009, Comverse Ltd. entered into an additional line of credit with a bank for $20.0 million, to be used for, borrowings, various performance guarantees to customers and vendors, letters of credit and to execute foreign currency transactions in the ordinary course of business. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. was required to maintain cash balances of at least $20.0 million with the bank at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2010, Comverse Ltd., had no borrowings under the line of credit, but had utilized $9.8 million of capacity under the line of credit for guarantees and execution of foreign currency transactions. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as disclosed above, the lines of credit have no financial covenant provisions.

Debt maturities

The Company’s debt maturities are as follows:

Fiscal years ending January 31:
(In thousands)
2011	$22,678
2012	—
2013	4,593
2014	23,318
2015	572,518
2016 and thereafter	—

$623,107

13. DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company entered into derivative arrangements to manage a variety of risk exposures during the fiscal years ended January 31, 2010, 2009 and 2008, including interest rate risk associated with Verint’s Term Loan and foreign currency risk related to forecasted foreign currency denominated payroll costs at the Company’s Comverse and Verint subsidiaries. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.

Interest Rate Swap Agreement

In May 2007, Verint entered into a four-year, receive-variable/pay-fixed $450.0 million notional amount interest rate swap agreement to partially mitigate the risks associated with its Term Loan and, in part, because Verint was required to do so by the lenders. The interest rate swap has the economic effect of modifying the variable interest obligation (three-month LIBOR) associated with a portion of the Term Loan so that the interest payable on that portion is fixed at a rate of 5.18% for a period of four years. This instrument was settled with the counterparty on a quarterly basis and had a scheduled maturity date of May 1, 2011. Verint’s interest rate swap did not meet the requirements for hedge accounting and therefore this derivative was marked-to-market at the end of each accounting period, with all gains or losses, whether realized or unrealized, recognized as a component of “Other expense, net” in the consolidated statements of operations. Net losses recorded on the interest rate swap for the fiscal years ended January 31, 2010, 2009 and 2008, were $13.6 million (inclusive of $20.2 million of realized losses offset by $6.6 million of unrealized gains), $11.5 million (inclusive of $9.9 million of realized losses and $1.6 million of unrealized losses) and $29.2 million (inclusive of $29.3 million of unrealized losses offset by $0.1 million of realized gain), respectively (see Note 20, Other Expense, Net). These net losses reflect the decline in market interest rates that occurred during the second half of the fiscal year ended January 31, 2008 and which persisted through January 31, 2010. Verint terminated the interest rate swap agreement in July 2010 (see Note 26, Subsequent Events, for disclosures relating to the termination of the interest rate swap agreement).

Forward Contracts

During the fiscal years ended January 31, 2010, 2009 and 2008, Comverse entered into a series of short-term foreign currency forward contracts and short-term participating foreign currency forward contracts to limit the variability in exchange rates between USD and NIS (new Israeli shekels) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of “Total other comprehensive loss” in the consolidated statements of equity.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the fiscal years ended January 31, 2010, 2009 and 2008, Verint entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates mainly relating to payroll costs denominated in currencies other than USD, primarily the NIS and Canadian dollar. Verint’s joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in USD. Certain of these foreign currency forward contracts were not designated as hedging instruments under derivative accounting guidance, and therefore, gains and losses from changes in their fair values were reported in “Other income expense, net” in the consolidated statements of operations. Verint realized net losses of $2.6 million, net losses of $2.1 million and net gains of $1.8 million for the fiscal years ended January 31, 2010, 2009 and 2008, respectively, on settlements of foreign currency forward contracts not designated as hedges. Verint had $0.5 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2010, with notional amounts totaling $50.4 million. Verint had $1.9 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2009, with notional amounts totaling $35.9 million. Verint had $0.3 million of unrealized losses on outstanding foreign currency forward contracts as of January 31, 2008, with notional amounts totaling $11.7 million. With the exception of Verint’s interest rate swap, all derivatives outstanding as of January 31, 2010 are short-term in nature and are due to contractually settle within the next twelve months.

During the fiscal year ended January 31, 2010, Starhome entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates mainly relating to payroll costs denominated in the NIS. These foreign currency forward contracts were not designated as hedging instruments, and therefore, gains and losses from changes in their fair values were reported in “Other expense, net” in the consolidated statements of operations. Starhome realized net gains of $0.3 million for the fiscal year ended January 31, 2010 on settlements of foreign currency forward contracts not designated as hedges. Starhome had $0.8 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2010, with notional amounts totaling $11.1 million. Starhome did not enter any foreign currency forward contracts during the fiscal years ended January 31, 2009 or 2008.

The following tables as of the fiscal years ended January 31, 2010 and 2009 summarize the Company’s derivative positions and their respective fair value:

January 31, 2010 (In thousands)
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
Assets

Derivatives not designated as hedging instruments
Short-term foreign currency forward	$11,079	Prepaid expenses and other current assets	$758

Derivatives designated as hedging instruments
Short-term foreign currency forward	93,015	Prepaid expenses and other current assets	864

Total assets			$1,622

Liabilities

Derivatives not designated as hedging instruments
Short-term interest rate swap (1)		Other current liabilities	$20,988
Short-term foreign currency forward	26,500	Other current liabilities	598
Long-term interest rate swap (1)		Other long-term liabilities	8,824

Derivatives designated as hedging instruments
Short-term foreign currency forward	5,187	Other current liabilities	38

Total liabilities			$30,448

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2009
(In thousands)
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
Assets

Derivatives designated as hedging instruments
Short-term foreign currency forward	$3,921	Prepaid expenses and other current assets	$146

Total assets			$146

Liabilities

Derivatives not designated as hedging instruments
Short-term interest rate swap (1)		Other current liabilities	$14,851
Short-term foreign currency forward	32,000	Other current liabilities	2,000
Long-term interest rate swap (1)		Other long-term liabilities	18,263

Derivatives designated as hedging instruments
Short-term foreign currency forward	91,688	Accounts payable and accrued expenses	3,086

Total liabilities			$38,200

(1)	The total notional amount of the interest rate swap was $450.0 million.

The following tables for the fiscal years ended January 31, 2010, 2009, and 2008 summarize the Company’s classification of gains and losses on derivative instruments:

Fiscal Year Ended January 31, 2010
(In thousands)	Gain/(Loss)
Type of Derivative	Recognized In Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income (Loss) Into Statement of Operations (1)	Recognized In Other Income/(Expense), Net

Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(21)
Interest rate swap	—	—	(13,591)

Derivatives designated as hedging instruments
Foreign currency forward	9,468	5,655	—

Total	$9,468	$5,655	$(13,612)

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year Ended January 31, 2009
(In thousands)	Gain/(Loss)
Type of Derivative	Recognized In Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income (Loss) Into Statement of Operations (1)	Recognized In Other Income/(Expense), Net

Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(3,101)
Interest rate swap	—	—	(11,490)

Derivatives designated as hedging instruments
Foreign currency forward	$(3,028)	$—	$—

Total	$(3,028)	$—	$(14,591)

Fiscal Year Ended January 31, 2008
(In thousands)	Gain/(Loss)
Type of Derivative	Recognized In Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income (Loss) Into Statement of Operations (1)	Recognized In Other Income/(Expense), Net

Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$1,553
Interest rate swap	—	—	(29,226)

Derivatives designated as hedging instruments
Participating forward	$4,913	$4,913	$445

Total	$4,913	$4,913	$(27,228)

(1)	Amounts reclassified from accumulated other comprehensive income (loss) into the statement of operations are classified as operating expenses.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of other comprehensive income (loss) related to cash flow hedges are as follows:

	Fiscal Year Ended January 31,
	2010	2009	2008
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of year	$(3,028)	$—	$—
Unrealized gains (losses) on cash flow hedges	9,470	(2,985)	4,913
Reclassification adjustment for gains included in net loss	(5,655)	—	(4,913)

Unrealized gains (losses) on cash flow hedges, before tax	3,815	(2,985)	—
Other comprehensive income attributable to noncontrolling interest	(2)	(43)	—
Deferred income tax (provision) benefit	—	—	—

Unrealized gains (losses) on cash flow hedges, net of tax	3,813	(3,028)	—

Accumulated OCI related to cash flow hedges, end of year	$785	$(3,028)	$—

14. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance as of January 31, 2010 and 2009:

January 31, 2010	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$127,425	$—	$127,425
Money market funds (1)	123,131	—	—	123,131
U.S. Government agency securities	—	65,087	—	65,087
Auction rate securities	—	—	114,650	114,650
Derivative assets	—	1,622	—	1,622

	$123,131	$194,134	$114,650	$431,915

Financial Liabilities:
Derivative liabilities	$—	$30,448	$—	$30,448

	$—	$30,448	$—	$30,448

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2009	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
	(In thousands)
Financial Assets:
Commercial paper and U.S. Government agency securities (1)	$—	$192,569	$—	$192,569
Money market funds (1)	539,423	—	—	539,423
U.S. Government agency securities	148,031	75,224	—	223,255
Auction rate securities	—	—	120,265	120,265
Derivative assets	—	146	—	146

	$687,454	$267,939	$120,265	$1,075,658

Financial Liabilities:
Derivative liabilities	$—	$38,200	$—	$38,200

	$—	$38,200	$—	$38,200

(1)	As of January 31, 2010, $219.2 million of commercial paper and money market funds were classified in “Cash and cash equivalents”, $14.3 million of commercial paper and money market funds were classified in “Restricted cash and bank time deposits” and $17.1 million was classified in “Other assets” as long-term restricted cash. As of January 31, 2009, $724.3 million of commercial paper, U.S. government agency securities and money market funds were classified in “Cash and cash equivalents”, $7.7 million of commercial paper was classified in “Restricted cash and bank time deposits.”

The following table is a summary of changes in the fair value of the level 3 financial assets, consisting of ARS, during the fiscal years ended January 31, 2010 and 2009:

	Level 3 Financial Assets
	Fiscal Year Ended January 31,
	2010	2009
	(In thousands)
Balance, beginning of year	$120,265	$214,689
Purchases, sales and redemptions, net	(15,611)	(20,593)
Impairment charges	(6,914)	(86,475)
Unrealized gains	16,910	12,644

Balance, end of year	$114,650	$120,265

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment. These assets are recorded at fair value only when an impairment charge is recognized. Further details regarding our regular impairment reviews appear in Note 1, “Organization, Business and Summary of Significant Accounting Policies”.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the fair value of financial instruments as of January 31, 2010 and 2009 which are carried at cost in the consolidated balance sheets.

	Fiscal Years Ended January 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
UBS Put	$6,696	$6,696	$13,585	$17,080

Liabilities:
Credit Facility	$620,912	$587,600	$625,000	$374,900
Convertible Debt Obligations	2,195	1,161	419,477	411,185

The carrying amounts of cash and cash equivalents, restricted cash and bank time deposits, accounts receivable and accounts payable are reasonable estimates of their fair value.

The UBS Put was recorded at inception at its then fair value of $13.6 million and subsequently assessed for impairment. The Company has determined the fair value of the UBS Put was $6.7 million, after the recognition of a pre-tax impairment charge of $6.9 million, and $17.1 million at January 31, 2010 and 2009, respectively, using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile, which are considered significant unobservable inputs. In determining the market interest yield curve, the Company considered the credit rating of UBS (see Note 3, Investments).

The fair value of the outstanding Term Loan at January 31, 2010 and 2009 is estimated to be $572.6 million and $359.9 million, respectively. These estimates are based upon pricing used in trades of portions of the loan in the secondary market at or near January 31, 2010 and 2009, respectively. As of January 31, 2010 and 2009, the carrying amount of the revolving credit facility of $15.0 million is a reasonable estimate of its fair value.

The carrying amount reported in the consolidated balance sheet as of January 31, 2010 and 2009 for the Convertible Debt Obligations is $2.2 million and $419.5 million, respectively. Due to the lack of liquidity in the market for the Company’s Convertible Debt Obligations, principally as a result of the nominal aggregate principal amount outstanding and available for trading purposes, the Company has determined their fair value as of January 31, 2010 to be $1.2 million. The fair value of the Convertible Debt Obligations was $411.2 million as of January 31, 2009, based on publicly available quoted market prices for these Convertible Debt Obligations.

15. LEASES

The Company leases office and warehouse space, as well as certain equipment and vehicles, under non-cancelable operating leases. Gross rent expense was $51.1 million, $46.3 million and $47.9 million in the fiscal years ended January 31, 2010, 2009 and 2008, respectively. Sublease income was $4.4 million, $4.3 million and $5.0 million, in the fiscal years ended January 31, 2010, 2009 and 2008, respectively.

The majority of the Company’s leases include options that allow it to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below-or above-market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has entered into various sublease agreements to lease excess space. As of January 31, 2010, the minimum annual rent obligations (excluding taxes, maintenance and other pass-throughs), sublease income to be received under non-cancelable subleases, and minimum net rentals of the Company are as follows for the fiscal years ending January 31:

(In thousands)	Minimum Lease Commitments	Noncancelable Subleases	Minimum Net Rentals
2011	$46,005	$(4,525)	$41,480
2012	30,303	(2,164)	28,139
2013	22,914	(1,871)	21,043
2014	16,640	(1,871)	14,769
2015	9,693	(1,871)	7,822
2016 and thereafter	9,432	—	9,432

	$134,987	$(12,302)	$122,685

16. OTHER LONG-TERM LIABILITIES

Other long-term liabilities as of January 31, 2010 and 2009 consist of the following:

	January 31,
	2010	2009
	(In thousands)
Shareholder class action settlement	$112,500	$164,000
Liability for severance pay	68,637	59,610
Tax contingencies	150,518	104,917
Interest rate swap	8,824	18,263
Shareholder derivative action settlement	—	9,350
Other long-term liabilities	12,388	16,777

	$352,867	$372,917

Severance

Under Israeli law, the Company is obligated to make severance payments to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The gross severance liability as of January 31, 2010 and 2009 is $68.6 million and $59.6 million, respectively. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” as severance pay fund in the amounts of $47.8 million and $36.9 million as of January 31, 2010 and 2009, respectively (see Note 9, Other Assets).

17. RESEARCH AND DEVELOPMENT ARRANGEMENTS

A portion of the Company’s research and development operations are located in Israel, where certain of the Company’s subsidiaries derive benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities in Israel. Certain of the Company’s research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the “OCS”) under which the funding organization reimburses a portion of the Company’s research and development expenditures under approved project budgets. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on the ability to transfer technology, know-how and manufacture OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay significantly increased royalties or a redemption fee calculated according the applicable regulations.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s gross research and development expenses for the fiscal years ended January 31, 2010, 2009 and 2008 were $286.3 million, $352.0 million and $384.4 million, respectively. Amounts reimbursed by the OCS and others for the fiscal years ended January 31, 2010, 2009 and 2008, were $6.2 million, $6.6 million and $7.5 million, respectively, which were recorded as a reduction to gross research and development expenses within “Research and development, net.”

18. STOCK-BASED COMPENSATION

Stock-based compensation expense associated with awards made by CTI and its subsidiaries is included in the Company’s consolidated statements of operations as follows:

	Fiscal Years Ended January 31,
	2010	2009	2008
	(In thousands)
Stock options :
Product costs	$954	$402	$550
Service costs	3,625	4,672	6,138
Selling, general and administrative	14,539	17,288	27,206
Research and development	5,648	6,069	6,939

	24,766	28,431	40,833
Restricted/Deferred stock awards:
Product costs	759	381	66
Service costs	1,510	811	299
Selling, general and administrative	27,722	22,894	21,061
Research and development	3,634	2,459	1,215

	33,625	26,545	22,641

Total	$58,391	$54,976	$63,474

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated stock-based compensation expense consists of expense recognized for awards related to separate CTI, Verint, Ulticom and Starhome stock incentive plans. The following table presents the Company’s stock-based compensation expense included in the consolidated statements of operations based on the underlying subsidiary plans for the fiscal years ended January 31, 2010, 2009 and 2008:

	Fiscal Years Ended January 31,
	2010	2009	2008
	(In thousands)
Stock options:
CTI (1)	$2,610	$5,156	$15,300
Verint (2)	20,320	20,027	22,319
Ulticom	362	1,416	1,912
Starhome	1,474	1,832	1,302

	24,766	28,431	40,833
Restricted/Deferred stock awards:
CTI	9,344	10,292	13,141
Verint (2)	23,917	15,948	9,229
Ulticom	364	305	271

	33,625	26,545	22,641

	$58,391	$54,976	$63,474

(1)	Stock options to purchase CTI’s common stock were awarded to employees of CTI’s subsidiaries, including employees of Verint, Ulticom and Starhome. Accordingly, the related stock-based compensation expense has been recognized in the respective subsidiary statements of operations.

(2)	Verint’s stock-based compensation expense consists of stock options to purchase Verint common stock, Verint phantom stock units, and Verint restricted stock awards and restricted stock units.

The Company recognized excess tax benefits of $0.2 million during the fiscal year ended January 31, 2010 and did not recognize excess tax benefits during the fiscal years ended January 31, 2009 and 2008.

The following is a discussion of the material stock-based compensation plans of the Company.

CTI Plans

Overview of CTI’s Stock Incentive Plans

CTI granted stock options, restricted stock and deferred stock units (“DSUs”) awards under its various stock incentive plans during the fiscal years ended January 31, 2010, 2009 and 2008. The plans generally permit the issuance of incentive and non-qualified stock options, DSU awards, restricted stock and stock appreciation rights (“SARs”) to employees, officers and directors of CTI and its subsidiaries and expire in ten years. These plans generally dictate that unexercised options expire within 90 days of termination of service from the Company. Stock options which are designated as “incentive stock options” under the plans may be granted with an exercise price of not less than the fair market value of the underlying shares on the date of grant and are subject to certain limitations specified in Section 422 of the Internal Revenue Code. Stock options that are not intended to qualify as incentive stock options may be granted at a price below fair market value. The stock options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. Stock options generally vest over a three or four-year period from the date of grant with the right to exercise up to a maximum term of ten years for all stock options granted. The stock-based compensation expense is recognized on a straight-line basis over the life of vesting period, reduced by estimated forfeitures. Upon exercise of stock options, issuance of restricted stock and DSU awards, or issuance of shares under the stock incentive plans, CTI issues authorized but unissued common stock unless treasury stock is available.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Restricted Period

As a result of CTI’s inability to be current in its periodic reporting obligations under the federal securities laws since April 2006, CTI has been ineligible to use its registration statements on Form S-8 for the offer and sale of equity securities, including stock options to employees. Consequently, to ensure that it does not violate applicable securities laws, CTI prohibited the exercise of vested stock options from April 2006, until such time, as it is determined that it is current in its periodic reporting obligations and has an effective registration statement on Form S-8 on file with the SEC. This period is referred to as the “restricted period.”

April 2006 Modification

During the restricted period, certain employees left the Company whose vested stock options lapsed as a result of the prohibition on exercise of the stock options during the plan-mandated post-employment exercise period. In order to accommodate these former employees, the Company extended their exercise rights with respect to their vested stock options until the later to occur of (i) 90 days after the date of his or her termination of employment, or (ii) 30 days after the restricted period has expired. However, this accommodation did not extend any stock option’s term beyond its contractual termination date; typically ten years after the date of grant. The Company accounted for the additional time to exercise afforded to these employees as modifications of the original awards on the date the restricted period commenced. Certain individuals who received additional time to exercise were terminated employees at the time of the modification. Their modifications were accounted for using the liability method of accounting. The resulting modification expense for the fiscal year ended January 31, 2007 was $69.6 million, including $1.2 million related to modifications accounted for using the liability method. This is referred to as the “April 2006 Modification.”

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

July 2006 Modification

Consistent with its commitment to employees and upon approval by its board of directors, CTI voluntarily compensated, in cash, current employees holding in-the-money options whose original 10-year terms expired during the restricted period, resulting in a modification charge. For the fiscal year ended January 31, 2007, additional compensation expense of $10.4 million was recognized for this modification. Subsequent changes in fair value of these awards in the fiscal year ended January 31, 2010, 2009 and 2008 increased (decreased) the Company’s liability and compensation expense by $0.2 million, $(3.9) million and $(3.6) million, respectively. CTI made cash payments for expired stock options of $1.0 thousand, $1.9 million and $1.0 million during the fiscal years ended January 31, 2010, 2009 and 2008, respectively. This is referred to as the “July 2006 Modification.”

Liability Awards

Primarily as a result of the aforementioned decision made during the restricted period to settle in cash expired CTI options held by current employees and the modification of certain CTI awards held by employees terminated before the April 2006 Modification, but who could still exercise their awards as of the April 2006 Modification, such awards were accounted for under the liability method of accounting. Under the liability method, CTI measures the award at each balance sheet date based on its estimated fair value. Compensation expense for each period thereafter is based on the change in fair value of the award. At January 31, 2010, 2009 and 2008, the Company had a liability related to these awards of $1.4 million, $0.7 million and $6.9 million, respectively. Related stock-based compensation expense for the fiscal years ended January 31, 2010, 2009 and 2008, includes expense (credits) of $0.2 million, $(3.7) million and $(3.6) million, respectively, related to CTI’s liability awards.

Restricted Awards

CTI grants restricted stock and DSU awards subject to vesting provisions (collectively, “Restricted Awards”) to certain key employees. For the fiscal years ended January 31, 2010, 2009 and 2008, CTI granted Restricted Awards valued at $7.8 million, $16.8 million and $14.3 million, respectively, based on the fair market value of CTI’s common stock on the date of grant. CTI’s stock-based compensation associated with Restricted Awards, net of credits for forfeitures, for the fiscal years ended January 31, 2010, 2009 and 2008 was $9.3 million, $10.3 million and $13.1 million, respectively, and was primarily included in “Selling, general and administrative” in the consolidated statements of operations.

In addition to the Restricted Awards, CTI granted DSU awards covering an aggregate 246,200 shares of common stock with vesting and delivery conditioned upon the achievement of certain performance criteria (“Performance Awards”) in the fiscal year ended January 31, 2010. These Performance Awards were valued at $1.7 million based on the fair market value of CTI’s common stock on the date of grant. However, CTI later determined that the performance criteria were unlikely to be achieved, and no stock-based compensation expense was recorded for these awards. The Performance Awards were cancelled subsequently, when the performance criteria were not achieved.

As of January 31, 2010, 12,852,093 stock options to purchase CTI’s common stock and 1,834,457 restricted awards were outstanding and 6,250,365 shares were available for future grant under CTI’s Stock Incentive Compensation Plans. The following table summarizes exercisable options and vested Restricted Awards:

	Stock Options Exercisable			Restricted Awards Vested
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Shares/ Units	Weighted Average Grant Date Fair Value
January 31, 2010	12,004,593	$18.25	3.7	594,361	$14.77
January 31, 2009	12,576,904	$17.97	4.3	418,356	$19.49
January 31, 2008	11,815,887	$18.08	5.1	606,754	$20.85

At January 31, 2010, CTI was committed to issue 660,012 shares to restricted award holders who elected deferred delivery of their vested awards.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the combined activity of all the CTI stock incentive plans for the fiscal years ended January 31, 2010, 2009 and 2008:

		Outstanding Options		Nonvested Restricted/Deferred Stock
	Shares Available for Grant	Shares (5)	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Balance, January 31, 2007	12,626,108	14,826,602	$18.44	823,639	$20.92
Plan shares expired	(2,337,195)	—	—	—	—
Options expired	—	(534,995)	10.99	—	—
Options canceled	303,251	(303,251)	12.20	—	—
Options forfeited	682,502	(682,502)	22.54	—	—
Deferred shares granted	(680,085)	—	—	680,085	20.99
Restricted/deferred shares vested (1)	—	—	—	(606,754)	20.85
Restricted/deferred shares forfeited	218,639	—	—	(218,639)	22.01

Balance, January 31, 2008	10,813,220	13,305,854	18.68	678,331	20.70
Plan shares expired	(5,418)	—	—	—	—
Options granted (6)	(920,146)	920,146	8.92	—	—
Options expired	—	(149,309)	10.95	—	—
Options canceled (6)	920,146	(920,146)	16.60	—	—
Options forfeited	257,872	(257,872)	23.55	—	—
Deferred shares granted	(1,174,472)	—	—	1,174,472	14.28
Restricted/deferred shares vested (1)	—	—	—	(418,356)	19.49
Restricted/deferred shares forfeited	70,000	—	—	(70,000)	15.65

Balance, January 31, 2009	9,961,202	12,898,673	18.12	1,364,447	15.81
Plan shares expired	(1,828,505)	—	—	—	—
Options granted	(903,300)	903,300	7.12	—	—
Options expired	—	(864,541)	16.06	—	—
Options forfeited	85,339	(85,339)	13.07	—	—
Deferred shares granted	(1,366,200)	—	—	1,366,200	6.92
Restricted/deferred shares vested (1)	—	—	—	(594,361)	14.77
Restricted/deferred shares forfeited	301,829	—	—	(301,829)	12.83

Balance, January 31, 2010 (2)(3)(4)	6,250,365	12,852,093	$17.52	1,834,457	$10.01

(1)	The total fair value of Restricted Awards vested during the fiscal years ended January 31, 2010, 2009 and 2008 was $8.8 million, $8.2 million and $12.6 million, respectively.

(2)	The outstanding stock options at January 31, 2010 include 847,500 nonvested stock options with a weighted-average grant date fair value of $2.34, an expected term of 3.99 years and a total fair value of $2.0 million. The unrecognized compensation cost related to the remaining nonvested stock options was $1.6 million which is expected to be recognized over a weighted average period of 2.3 years.

(3)	As of January 31, 2010, the unrecognized compensation expense related to nonvested Restricted Awards was $10.8 million which is expected to be recognized over a weighted-average period of 1.6 years.

(4)	As of January 31, 2010, options to purchase an aggregate of 12,004,593 shares of CTI’s common stock were vested and exercisable under the plans.

(5)	The fair value of options vested was $2.3 million, $9.3 million and $20.8 million during the fiscal years ended January 31, 2010, 2009 and 2008, respectively.

(6)	During the fiscal year ended January 31, 2009, CTI canceled 920,146 stock options that were granted in previous years and replaced them during the same fiscal year to address Internal Revenue Code Section 409A non-compliance associated with previously backdated stock options which were vested and remained unexercised after December 31, 2004.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about CTI’s stock options as of January 31, 2010:

	Fiscal Year Ended January 31, 2010
	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$00.01 - $05.60	649,326	3.6	$5.53	649,326	$5.53	3.6
$05.61 - $10.52	3,961,137	3.2	$9.46	3,113,637	$10.10	1.6
$10.53 - $20.62	3,137,696	3.5	$16.50	3,137,696	$16.50	3.5
$20.63 - $23.69	2,463,350	4.9	$22.44	2,463,350	$22.44	4.9
$23.70 - $46.50	2,415,272	5.7	$24.11	2,415,272	$24.11	5.7
$46.51 - $98.11	225,312	0.8	$83.51	225,312	$83.51	0.8

	12,852,093			12,004,593

As of January 31, 2010, the aggregate intrinsic value was $5.5 million and $3.5 million for outstanding and exercisable stock options, respectively.

Fair Value Assumptions

CTI estimated the fair value of stock options on the date of grant or modification utilizing the Black-Scholes option valuation model. Assumptions for all grants and significant modifications are detailed below.

The fair value assumptions for the July 2006 Modification for the period July 2006 through January 31, 2010 were as follows:

	Minimum	Maximum
Risk-Free Rate	0.51%	5.18%
Volatility	25.64%	48.81%
Expected Term (years)	0.04	4.39
Market Value	$6.32	$22.68

The fair value assumptions for stock options granted during the fiscal year ended January 31, 2010, which had a weighted average grant date fair value of $2.34, were as follows:

Risk-Free Rate	1.98%
Volatility	38.77%
Expected Term (years)	3.99
Market Value	$7.12

There were no net grants for the fiscal years ended January 31, 2009 and 2008.

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

The expected term in years represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns. The assumption for dividend yield is zero because CTI has not historically paid dividends nor does it expect to do so in the foreseeable future.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Verint Plans

Overview of Verint’s Stock Incentive Plans

Verint, a consolidated subsidiary of CTI, whose common stock is publicly traded, granted stock options and restricted stock under its various stock incentive plans. The plans generally permit the issuance of awards of deferred stock, Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”), incentive and non-qualified stock options, and SARs to Verint’s employees, directors and consultants. Awards granted under the plans are generally subject to multi-year vesting periods and generally expire 10 years or less after the date of grant. Verint recognizes compensation expense for awards on a straight-line basis over the life of the vesting period, reduced by estimated forfeitures. Upon exercise of stock options, issuance of restricted stock, or issuance of shares under the plans, Verint will issue authorized but unissued common stock unless treasury shares are available. Verint has granted restricted stock units to its employees outside of its shareholder approved equity plans, that include certain performance conditions which require Verint to have sufficient available capacity under one or more shareholder approved equity plans (either currently existing or adopted in the future) to vest.

As of January 31, 2010, 4,731,119 stock options to purchase shares of Verint Systems’ common stock were outstanding and 249,304 shares were available for future grants under Verint’s stock incentive plans.

Restricted Period

As a result of Verint’s inability to be current in its periodic reporting obligations under the federal securities laws, Verint was ineligible to use its registration statements on Form S-8 for the offer and sale of equity securities, including stock options to employees. Consequently, Verint prohibited the exercise of vested stock options since April 2006. As such, Verint modified grants held by terminated employees by extending the time a terminated employee would normally have to exercise vested stock option awards. The modification was communicated to the employees at the time of their termination. Verint accounted for the additional time to exercise afforded to these employees as modifications of the original awards on the date of each employee termination. The resulting modification expense for the fiscal years ended January 31, 2010, 2009 and 2008 was $0.2 million, $0.7 million and $1.7 million, respectively.

No excess tax benefits were recorded for the fiscal years ended January 31, 2010, 2009 and 2008. The excess tax benefits represents the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits.

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

The unrecognized compensation expense related to unvested RSAs and RSUs expected to vest as of January 31, 2010 was approximately $10.3 million with remaining weighted average vesting periods of approximately 0.3 years, and 0.7 years, respectively, over which such expense is expected to be recognized. The total fair value of restricted stock awards and units vested during the fiscal years ended January 31, 2010, 2009 and 2008 is $3.5 million, $2.9 million and $6.7 million, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes Verint’s exercisable options and vested restricted awards:

	Stock Options Excercisable			Restricted Awards Vested
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Shares/ Units	Weighted Average Grant Date Fair Value
January 31, 2010	4,498,900	$23.24	2.2	115,560	$29.93
January 31, 2009	4,461,275	$22.42	3.0	84,629	$33.98
January 31, 2008	3,662,774	$21.17	3.9	202,550	$32.85

The following table presents the combined activity of certain of the Verint stock incentive plans for the fiscal years ended January 31, 2010, 2009 and 2008:

		Outstanding Options		Nonvested Restricted Awards
	Shares Available for Grant	Shares (6)	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Balance, January 31, 2007	1,779,751	3,003,289	$23.56	354,325	$33.88
Additional shares authorized	6,573,010	—	—	—	—
Options granted	(3,064,662)	3,064,662	20.24	—	—
Options expired	7,074	(7,074)	8.56	—	—
Options forfeited	326,210	(326,210)	24.16	—	—
Restricted awards granted	(1,215,158)	—	—	1,215,158	28.64
Restricted awards vested (1)	—	—	—	(202,550)	32.85
Restricted awards forfeited	99,268	—	—	(99,268)	29.21

Balance, January 31, 2008	4,505,493	5,734,667	21.77	1,267,665	29.39
Options expired	213,599	(213,599)	5.94	—	—
Options forfeited	295,822	(295,822)	22.40	—	—
Restricted awards granted	(865,359)	—	—	865,359	18.07
Restricted awards vested (1)	—	—	—	(84,629)	33.98
Restricted awards forfeited	217,319	—	—	(217,319)	23.91
Others (2)	6,053	—	—	(110)	—

Balance, January 31, 2009	4,372,927	5,225,246	$22.36	1,830,966	$24.48
Options expired	464,025	(464,025)	14.23	—	—
Options forfeited	30,102	(30,102)	21.69	—	—
Restricted awards granted(7)	(492,167)	—	—	492,167	4.40
Restricted awards vested (1)	—	—	—	(115,560)	29.93
Restricted awards forfeited	86,663	—	—	(86,663)	24.03
Plan shares expired	(3,985,663)	—	—	—	—

Balance, January 31, 2010 (3) (4) (5)	475,887	4,731,119	$23.16	2,120,910	$19.57

(1)	The total fair value of restricted shares vested during the fiscal years ended January 31, 2010, 2009 and 2008 was $3.5 million, $2.9 million and $6.7 million, respectively.

(2)	Others includes an addition of 8,485 shares and a deduction of 2,542 shares of Verint Systems’ common stock cancelled from one of Verint’s stock incentive plans that are not available for grant.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)	The outstanding stock options to purchase Verint Systems’ common stock at January 31, 2010 include 232,219 nonvested stock options with a weighted-average grant date fair value of $21.75, an expected term of 2.62 years and a total fair value of $5.1 million. The total unrecognized compensation cost related to the remaining nonvested options was $3.1 million and is expected to be recognized over a weighted average period of 0.84 years.

(4)	As of January 31, 2010, the unrecognized compensation expense related to nonvested RSAs and RSUs was $10.3 million and is expected to be recognized over a weighted-average period of 0.3 and 0.7 years, respectively.

(5)	As of January 31, 2010, stock options to purchase an aggregate of 4,498,900 shares of Verint Systems’ common stock were vested and currently exercisable under the plans.

(6)	The total fair value of vested stock options to purchase Verint Systems’ common stock was $69.6 million, $68.3 million and $52.7 million during the fiscal years ended January 31, 2010, 2009 and 2008, respectively.

(7)	During the fiscal year ended January 31, 2010, Verint granted restricted stock units for 1,319,600 shares with a weighted average grant date fair value of $7.29 to Verint employees outside of the Verint shareholder approved equity plans due to capacity restraints under existing approved plans. These awards are not included in the table of approved equity plans above.

The following table summarizes information about Verint’s stock options as of January 31, 2010:

	Fiscal Year Ended January 31, 2010
	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$4.46 - $16.00	580,069	1.29	$11.36	580,069	$11.36	1.29
$17.00 - $18.00	800,340	1.63	$17.47	760,305	$17.45	1.64
$18.62 - $19.83	480,411	1.47	$18.90	414,178	$18.92	1.42
$20.04 - $21.75	577,235	0.75	$21.20	571,185	$21.20	0.74
$22.11 - $23.00	437,022	2.69	$22.85	436,027	$22.85	2.69
$23.95 - $23.95	489,360	1.66	$23.95	390,367	$23.95	1.57
$25.01 - $32.16	311,651	2.64	$28.83	291,738	$28.84	2.68
$34.40 - $34.40	146,750	5.57	$34.40	146,750	$34.40	5.57
$35.11 - $35.11	884,281	3.64	$35.11	884,281	$35.11	3.64
$37.99 - $37.99	24,000	5.64	$37.99	24,000	$37.99	5.64

	4,731,119			4,498,900

As of January 31, 2010, the aggregate intrinsic value was $4.7 million for both outstanding and exercisable stock options.

Fair Value Assumptions

In connection with Verint’s acquisition of Witness on May 25, 2007, stock options to purchase Witness common stock were converted into stock options to purchase approximately 3.1 million shares of Verint Systems’ common stock.

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

The expected life in years represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns. The assumption for dividend yield is zero because Verint has not historically paid dividends nor does it expect to do so in the foreseeable future.

Verint Phantom Stock Units

        During the fiscal year ended January 31, 2007, Verint began issuing phantom stock units to non-officer employees that settle, or are expected to settle, with cash payments upon vesting, pursuant to the terms of a form of a phantom stock award agreement approved by the Verint board of directors. Phantom stock units provide for the payment of a cash bonus equivalent to the value of Verint common stock as of the vesting date of the award. Phantom stock units generally have a multi-year vesting and are generally subject to the same performance vesting conditions as other Verint equity awards granted. Verint recognizes compensation expense for phantom stock units on a straight-line basis, reduced by estimated forfeitures. The phantom stock units are being accounted for as liabilities and as such their value tracks Verint’s stock price and is subject to market volatility.

The total accrued liability for Verint phantom stock units was $14.5 million and $4.0 million as of January 31, 2010 and 2009, respectively. Total cash payments made upon vesting of Verint phantom stock units were $2.5 million, $0.3 million and $0.2 million for the fiscal years ended January 31, 2010, 2009 and 2008, respectively.

The following table summarizes Verint phantom stock unit activity for the fiscal years ended January 31, 2010, 2009 and 2008:

	Fiscal Years Ended January 31,
	2010	2009	2008
	(In thousands)
Beginning balance, in units	1,239	85	19
Granted	421	1,323	87
Released	(482)	(33)	(17)
Forfeited	(72)	(136)	(4)

Ending balance, in units	1,106	1,239	85

The phantom stock units granted during the fiscal years ended January 31, 2010, 2009 and 2008 primarily vest over three-year periods, subject to applicable performance conditions.

The unrecognized compensation expense related to 1.1 million unvested phantom stock units expected to vest as of January 31, 2010 was approximately $5.0 million, based on Verint’s stock price of $18.30 at January 31, 2010 with a remaining weighted-average vesting period of approximately 0.73 years over which such expense is expected to be recognized.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. LOSS PER SHARE ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC.’S SHAREHOLDERS

For purposes of computing basic loss per share attributable to Comverse Technology, Inc.’s shareholders, any nonvested shares of restricted stock that have been issued by the Company and which vest solely on the basis of a service condition are excluded from the weighted average number of shares of common shares outstanding because such restricted stock does not allow the holders to receive dividends that participate in undistributed earnings. Incremental potential common shares from stock options, nonvested restricted stock and DSUs are included in the computation of diluted loss per share attributable to Comverse Technology, Inc.’s shareholders except when the effect would be antidilutive. The calculation of loss per share attributable to Comverse Technology Inc.’s shareholders for the fiscal years ended January 31, 2010, 2009 and 2008 was as follows:

	Fiscal Years Ended January 31,
	2010	2009	2008
	(In thousands, except per share data)
Numerator:
Net loss attributable to Comverse Technology, Inc. - basic	$(273,323)	$(325,252)	$(389,242)
Adjustment for subsidiary stock options	(178)	—	(33)

Net loss attributable to Comverse Technology, Inc. - diluted	$(273,501)	$(325,252)	$(389,275)

Denominator:
Basic and diluted weighted average common shares outstanding	204,513	204,172	203,394
Basic loss per share attributable to Comverse Technology, Inc.’s shareholders	$(1.34)	$(1.59)	$(1.91)

Diluted loss per share attributable to Comverse Technology, Inc.’s shareholders	$(1.34)	$(1.59)	$(1.91)

As a result of the Company’s net loss attributable to Comverse Technology, Inc. during the fiscal years ended January 31, 2010, 2009 and 2008, the diluted loss per share attributable to Comverse Technology, Inc.’s shareholders, computation excludes 0.7 million, 1.1 million and 5.3 million of contingently issuable shares, respectively, because the effect would be antidilutive.

The FASB’s guidance requires contingently convertible instruments be included in diluted earnings per share attributable to Comverse Technology, Inc.’s shareholders, if dilutive, regardless of whether a market price trigger has been met. The Convertible Debt Obligations meet the definition of a contingently convertible instrument. The Convertible Debt Obligations were anti-dilutive for the fiscal years ended January 31, 2010, 2009 and 2008.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. OTHER EXPENSE, NET

Other expense, net, for the fiscal years ended January 31, 2010, 2009 and 2008 is comprised of the following:

	Fiscal Years Ended January 31,
	2010	2009	2008
	(In thousands)
Dividend income	$1,709	$2,264	$42
Realized (losses) gains on investments and derivatives, net	(11,530)	(10,222)	10,632
Foreign currency translation (losses) gains, net	(2,923)	(4,945)	16,850
Impairment of auction rate securities	(6,914)	(86,475)	(47,913)
Unrealized gain (loss) on interest rate swap	6,614	(1,597)	(29,256)
Impairment of UBS put	(6,889)	—	—
Unrealized gain on UBS put	—	13,585	—
Other, net	3,161	(1,495)	(3,154)

	$(16,772)	$(88,885)	$(52,799)

21. INCOME TAXES

The components of United States and foreign loss from continuing operations before income taxes are as follows:

	Fiscal Years Ended January 31,
	2010	2009	2008
	(In thousands)
United States	$(191,068)	$(232,765)	$(232,544)
Foreign	(45,224)	(77,816)	(227,454)

Total loss before income taxes	$(236,292)	$(310,581)	$(459,998)

The provision (benefit) for income taxes consists of the following:

	Fiscal Years Ended January 31,
	2010	2009	2008
	(In thousands)
Current income tax provision (benefit):
U.S. Federal	$49,996	$(16,479)	$2,034
U.S. States	(381)	—	(1,276)
Foreign	12,863	9,479	43,380

Total current income tax provision (benefit)	$62,478	$(7,000)	$44,138

Deferred income tax provision (benefit):
U.S. Federal, net of federal benefit of state	$(41,954)	$34,157	$(19,164)
U.S. States	3,690	15,740	2,250
Foreign	5,028	4,298	(14,474)

Total deferred income tax provision (benefit)	$(33,236)	$54,195	$(31,388)

Total income tax provision	$29,242	$47,195	$12,750

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of the U.S. federal statutory income tax rate to the effective tax rate on loss before income tax provision and equity in (losses) earnings of consolidated affiliate is as follows:

	Fiscal Years Ended January 31,
	2010	2009	2008
	(In thousands)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income tax provision at the U.S. statutory rate	$(82,702)	$(108,703)	$(160,999)
Valuation allowance	40,573	106,337	92,949
Foreign rate differential	16,633	15,857	18,736
U.S. tax effects of foreign operations	58,526	8,668	7,537
Impairment of goodwill and intangible assets	1,156	16,157	36,428
Tax contingencies	6,750	(6,350)	38,524
Stock based compensation	6,745	5,836	10,607
Non-deductible expenses	62	4,068	3,035
Foreign exchange	(2,181)	6,751	(12,714)
Change in tax laws	1,227	—	6,247
Basis difference in investment in affiliates	(1,681)	(945)	(29,231)
State tax provision	(3,909)	(1,216)	(5,548)
Tax credits	(2,452)	(1,890)	(5,163)
Dividend received deduction	(9,787)	—	—
Other, net	282	2,625	12,342

Total income tax provision	$29,242	$47,195	$12,750

Effective Income Tax Rate	(12.4%)	(15.2%)	(2.8%)

The significant differences that impact the effective tax rate relate to changes to the valuation allowance, tax contingencies, dividend received deduction, the difference between the U.S. federal statutory rate and the rates in foreign jurisdictions, the U.S. tax effect on foreign earnings and the re-measurement of certain foreign assets. In addition, other significant changes include the investments in affiliates and certain non-deductible executive compensation expenses.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Fiscal Years Ended January 31,
	2010	2009	2008
	(In thousands)
Deferred tax assets:
Accrued expenses	$28,292	$27,062	$33,926
Deferred revenue	140,348	156,975	160,096
Loss carryforwards	155,094	146,689	133,665
Stock-based and other compensation	55,031	46,671	36,843
Fair value of financial instruments	39,561	49,968	34,143
Tax credits	60,943	36,811	26,384
Other	16,146	27,174	43,742

Total deferred tax assets	$495,415	$491,350	$468,799

Deferred tax liabilities:
Deferred cost of revenue	$(63,698)	$(70,514)	$(63,523)
Investment in subsidiaries	(19,794)	(67,464)	(68,616)
Goodwill and other intangible assets	(60,019)	(70,586)	(98,530)
Other	(1,762)	(1,592)	(4,097)

Total deferred tax liabilities	$(145,273)	$(210,156)	$(234,766)

Valuation allowance	(320,785)	(285,658)	(191,568)

Net deferred income tax asset (liability)	$29,357	$(4,464)	$42,465

Recognized as:
Current deferred income tax assets	$50,409	$51,209	$95,167
Noncurrent deferred income tax assets	22,874	10,441	11,891
Current deferred income tax liabilities	(11,770)	(8,274)	(19,160)
Noncurrent deferred income tax liabilities	(32,156)	(57,840)	(45,433)

Total	$29,357	$(4,464)	$42,465

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

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain subsidiaries aggregating $201.5 million, $270.6 million and $316.1 million at January 31, 2010, 2009 and 2008, respectively. At this time, determination of the amounts of deferred U.S. federal and state income taxes and foreign withholding taxes related to these foreign subsidiaries is not practicable. As of January 31, 2010, $183.6 million of earnings from certain subsidiaries are not considered to be permanently reinvested and therefore, related deferred U.S. income taxes and foreign withholding taxes were provided. A portion of the earnings of subsidiaries in the following countries are not considered permanently reinvested are: Israel, Brazil, Hong Kong, New Zealand, Mexico, Portugal, Netherlands, and the United Kingdom.

The Company has net operating loss carryforwards for tax purposes (“NOLs”) and other deferred tax benefits that are available to offset future taxable income.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s gross NOLs for tax return purposes are as follows:

	Fiscal Years Ended January 31,
	2010	2009	2008
	(In thousands)
U.S. Federal NOLs	$603,603	$696,670	$635,684
U.S. States NOLs	405,134	343,030	356,394
Foreign NOLs	755,914	628,167	685,141

Total	$1,764,651	$1,667,867	$1,677,219

The U.S. federal net operating loss carry forwards expire in various years ending from January 31, 2016 to January 31, 2030. The U.S. state net operating loss carry forwards expire in various years ending from January 31, 2011 to January 31, 2030. At January 31, 2010, all but $51.2 million of these foreign NOLs have indefinite carryforward periods. Certain of these federal, state and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. The table above reflects gross NOLs for tax return purposes which are different from the NOLs for financial statement purposes, primarily due to the reduction of NOLs for financial statement purposes under the FASB’s guidance on accounting for uncertainty in income taxes. The Company has U.S. federal, state and foreign tax credit carryforwards of approximately $37.8 million, $16.1 million and $14.7 million at January 31, 2010, 2009 and 2008, respectively. The utilization of these carryforwards is subject to limitations. The federal AMT credit has no expiration date. The foreign tax credit carryforwards expire in various years ending from January 31, 2011 to 2030.

On February 1, 2007, the Company adopted the FASB’s guidance relating to accounting for uncertainty in income taxes. The Company recognized a $74.4 million (net of $1.4 million effect of noncontrolling interest) increase in non-current tax liabilities and decrease in deferred tax assets for unrecognized tax benefits and recorded a corresponding charge to retained earnings. In addition, the Company recognized a $119.0 million (net of $0.7 million effect of noncontrolling interest) increase in non-current tax liabilities and reductions in deferred tax assets for unrecognized tax benefits and recorded a corresponding charge to additional paid-in capital. The following table reconciles the amounts recorded for unrecognized tax benefits for the fiscal years ended January 31, 2010 and 2009:

	Fiscal Years Ended January 31,
	2010	2009
	(In thousands)
Gross unrecognized tax benefits as of February 1	$368,346	$406,450
Increases related to tax positions taken in prior years	4,100	—
Decreases related to tax positions taken in prior years	(11,010)	(15,054)
Increases related to tax positions in current year	22,094	27,962
Decreases related to tax positions in current year	(4,969)	(7,616)
Decreases due to settlements with taxing authorities	(1,358)	(1,348)
Reductions resulting from lapse in statute of limitations	(12,973)	(28,820)
Increases (decreases) related to foreign currency exchange rate fluctuations	7,253	(13,228)

Gross unrecognized tax benefits as of January 31	$371,483	$368,346

The balances of unrecognized tax benefits as of January 31, 2010 and 2009 are $371.5 million and $368.3 million of which $32.6 million and $31.7 million represent the amounts that, if recognized, may impact the effective income tax rate in future periods.

The Company recognized interest and penalties related to unrecognized tax benefits in its income tax provision. The Company accrued $46.4 million and $40.7 million for interest and penalties as of January 31, 2010 and 2009, respectively.

The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of January 31, 2010 may decrease by approximately $4.5 million in the next twelve months, as a result of lapse of statutes of limitation and settlements with tax authorities. These unrecognized tax benefits relate to transfer pricing, events related to majority-owned subsidiaries and other tax positions in the amounts of $0.9 million, $2.4 million and $1.2 million, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The significant tax jurisdictions in which the Company is currently under examination by tax authorities include Israel, India, France, Brazil, the United Kingdom, United States, New York State, New York City, California and Texas. The Company is currently in discussions with the Israeli tax authorities regarding tax adjustments to the fiscal years ended January 31, 2004 and through January 31, 2010. The Company anticipates that it is reasonably possible that new tax matters could be raised by tax authorities that may require increases or decreases to the balance of unrecognized tax benefits; however, an estimate of such increases or decreases cannot be made.

The Company files income tax returns in the U.S. federal, various state and local, and foreign tax jurisdictions. As of January 31, 2010 the Company was subject to income tax examination in these major jurisdictions:

Jurisdiction	Tax Years Ended

United States	January 31, 1999 - January 31, 2010
Israel	January 31, 2004 - January 31, 2010
United Kingdom	January 31, 2005 - January 31, 2010
India	March 31, 2002 - March 31, 2010
France	January 31, 2007 - January 31, 2010
Brazil	January 31, 2002 - January 31, 2010
Canada	January 31, 2004 - January 31, 2010
Hong Kong	January 31, 2003 - January 31, 2010
March 31, 2003 - March 31, 2005
Various U.S. States	January 31, 2002 - January 31, 2010
New York City	January 31, 2000 - January 31, 2010

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the FASB’s guidance. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations.

The Company maintains valuation allowances where it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. Changes in valuation allowances are included in the Company’s tax provision in the period of change, unless such valuation allowances were established in purchase accounting for a business combination or any items related to additional paid-in capital. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, reversal of existing taxable temporary differences, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

The Company’s activity in the valuation allowance is as follows:

	Fiscal Years Ended January 31,
	2010	2009	2008
	(In thousands)
Valuation allowance, beginning of the year	$(285,658)	$(191,568)	$(94,157)
Additional paid-in capital	(5)	(634)	653
Provision for income taxes	(5,336)	(333,876)	(97,518)
Tax contingencies	(33,893)	227,816	3,191
Cumulative translation adjustment and other	4,107	12,604	(3,737)

Valuation allowance, end of the year	$(320,785)	$(285,658)	$(191,568)

22. BUSINESS SEGMENT INFORMATION

CTI has four reportable segments: Comverse, Verint, Ulticom and All Other. The All Other segment is comprised of Starhome B.V. and its subsidiaries, a provider of wireless service mobility solutions that enhance international roaming, miscellaneous operations and CTI’s holding company operations. On December 3, 2010, Ulticom was sold to a third party (see Note 26, Subsequent Events).

The Company evaluates its business by assessing the performance of each of its segments. CTI’s Chief Executive Officer is its chief operating decision maker. The chief operating decision maker uses segment performance, as defined below, as the primary basis

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

for assessing the financial results of the segments and for the allocation of resources. Segment performance, as the Company defines it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. Segment performance, as defined by management, represents operating results of a segment without the impact of significant expenditures incurred by the segment in connection with the efforts to become current in periodic reporting obligations under the federal securities laws, certain non-cash charges, and certain other insignificant charges.

Segment Performance

Segment performance is computed by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other insignificant charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with (a) the Company’s efforts to complete current and previously issued financial statements and audits of such financial statements, and (b) the Company’s efforts to become current in its periodic reporting obligations under the federal securities laws.

In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of (loss) income from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Comverse’s segment performance for the fiscal years ended January 31, 2010, 2009 and 2008, the presentation of segment revenue gives effect to a segment revenue adjustment reflecting the elimination of the negative impact on revenue attributable to a patent litigation settlement. In addition, in calculating Verint’s segment performance for the fiscal years ended January 31, 2009 and 2008, the presentation of segment revenue gives effect to segment revenue adjustments related to acquisitions that represent (1) the impact of fair value adjustments required under U.S. GAAP relating to acquired customer support contracts that would have otherwise been recognized as revenue on a standalone basis and (2) certain sales concession adjustments relating to accounts receivable balances that existed prior to the acquisition date, in each case, with respect to the acquisition of Witness in May 2007. Verint did not have a segment revenue adjustment for the fiscal year ended January 31, 2010.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about total revenue, total costs and expenses, (loss) income from operations, interest expense, depreciation and amortization, significant non-cash items, total assets, and segment performance as of and for the fiscal years ended January 31, 2010, 2009 and 2008:

	Comverse	Verint	Ulticom	All Other	Eliminations	Consolidated Totals
	(In thousands)
Fiscal Year Ended January 31, 2010:
Revenue	$792,994	$703,633	$42,877	$37,310	$—	$1,576,814
Intercompany revenue	1,793	—	2,961	161	(4,915)	—

Total revenue	$794,787	$703,633	$45,838	$37,471	$(4,915)	$1,576,814

Total costs and expenses	$1,009,003	$637,954	$52,913	$84,973	$(4,892)	$1,779,951

(Loss) income from operations	$(214,216)	$65,679	$(7,075)	$(47,502)	$(23)	$(203,137)

Computation of segment performance:
Total revenue	794,787	703,633	45,838	37,471
Segment revenue adjustment	4,034	—	—	—

Segment revenue	798,821	703,633	45,838	37,471

Total costs and expenses	$1,009,003	$637,954	$52,913	$84,973

Segment expense adjustments:
Stock-based compensation expense	4,170	44,237	726	9,258
Amortization of acquisition-related intangibles	21,958	30,289	—	—
Compliance-related professional fees	113,306	54,472	4,343	15,861
Compliance-related compensation and other expenses	10,737	—	788	—
Impairment of other intangible assets	3,356	—	—	—
Impairment of property plant and equipment	2,906	—	—	—
Litigation settlements and related costs	—	—	—	2,771
Acquisition-related charges	(103)	762	—	—
Restructuring and integration charges	15,272	141	1,913	128
Other	831	39	463	1,995

Segment expense adjustments	172,433	129,940	8,233	30,013

Segment expenses	836,570	508,014	44,680	54,960

Segment performance	$(37,749)	$195,619	$1,158	$(17,489)

Interest expense	$(314)	$(24,964)	$4	$(103)	$—	$(25,377)

Depreciation and amortization	$(50,637)	$(49,290)	$(1,468)	$(1,262)	$—	$(102,657)

Significant non-cash items (1)	$9,109	$159	$—	$512	$—	$9,780

Total assets (2)	$1,282,707	$1,461,818	$107,057	$1,428,901	$(1,179,272)	$3,101,211

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Comverse	Verint	Ulticom	All Other	Eliminations	Consolidated Totals
	(In thousands)
Fiscal Year Ended January 31, 2009:
Revenue	$917,736	$669,544	$48,812	$41,347	$—	$1,677,439
Intercompany revenue	2,869	—	4,235	250	(7,354)	—

Total revenue	$920,605	$669,544	$53,047	$41,597	$(7,354)	$1,677,439

Total costs and expenses	$1,080,848	$658,329	$64,933	$90,781	$(7,526)	$1,887,365

(Loss) income from operations	$(160,243)	$11,215	$(11,886)	$(49,184)	$172	$(209,926)

Computation of segment performance:
Total revenue	920,605	669,544	53,047	41,597
Segment revenue adjustment	4,639	5,890	—	—

Segment revenue	925,244	675,434	53,047	41,597

Total costs and expenses	$1,080,848	$658,329	$64,933	$90,781

Segment expense adjustments:
Stock-based compensation expense	7,860	35,710	1,721	9,685
Amortization of acquisition-related intangibles	26,015	34,273	—	—
Compliance-related professional fees	32,262	28,757	3,673	13,320
Compliance-related compensation and other expenses	11,850	35	4,350	(1,811)
Impairment charges	48,388	—	—	—
Litigation settlements and related costs	—	(4,292)	—	2,100
Acquisition-related charges	(74)	—	—	—
Restructuring and integration charges	8,803	8,946	710	999
Other	(30)	(111)	1,714	1,219

Segment expense adjustments	135,074	103,318	12,168	25,512

Segment expenses	945,774	555,011	52,765	65,269

Segment performance	$(20,530)	$120,423	$282	$(23,672)

Interest expense	$(1,280)	$(37,211)	$(60)	$(7,335)	$—	$(45,886)

Depreciation and amortization	$(58,652)	$(55,142)	$(2,056)	$(1,028)	$—	$(116,878)

Significant non-cash items (1)	$51,767	$873	$—	$—	$—	$52,640

Total assets (2)	$1,529,187	$1,400,487	$315,152	$1,861,722	$(1,358,280)	$3,748,268

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Comverse	Verint	Ulticom	All Other	Eliminations	Consolidated Totals
	(In thousands)
Fiscal Year Ended January 31, 2008:
Revenue	$1,088,431	$534,543	$53,576	$47,001	$—	$1,723,551
Intercompany revenue	4,798	—	5,434	740	(10,972)	—

Total revenue	$1,093,229	$534,543	$59,010	$47,741	$(10,972)	$1,723,551

Total costs and expenses	$1,351,885	$628,370	$68,202	$107,544	$(10,635)	$2,145,366

Loss from operations	$(258,656)	$(93,827)	$(9,192)	$(59,803)	$(337)	$(421,815)

Computation of segment performance:
Total revenue	1,093,229	534,543	59,010	47,741
Segment revenue adjustment	4,980	37,254	—	—

Segment revenue	1,098,209	571,797	59,010	47,741

Total costs and expenses	$1,351,885	$628,370	$68,202	$107,544

Segment expense adjustments:
Stock-based compensation expense	22,478	30,897	2,190	7,909
Amortization of acquisition-related intangibles	29,587	27,249	—	—
Compliance-related professional fees	43,047	26,269	4,672	14,039
Compliance-related compensation and other expenses	35,483	15,031	571	2,549
Impairment charges	145,082	2,731	—	—
Litigation settlements and related costs	—	8,710	—	1,901
Acquisition-related charges	282	6,682	—	—
Restructuring and integration charges	17,386	14,286	418	—
Other	178	127	951	1,745

Segment expense adjustments	293,523	131,982	8,802	28,143

Segment expenses	1,058,362	496,388	59,400	79,401

Segment performance	$39,847	$75,409	$(390)	$(31,660)

Interest expense	$(506)	$(36,862)	$(46)	$(24,489)	$—	$(61,903)

Depreciation and amortization	$(68,038)	$(46,791)	$(2,210)	$(1,122)	$—	$(118,161)

Significant non-cash items (1)	$146,385	$4,339	$—	$—	$—	$150,724

Total assets (2)	$1,882,728	$1,521,137	$318,529	$1,964,527	$(1,517,037)	$4,169,884

(1)	Significant non-cash items consist primarily of write-offs and impairments of goodwill, intangible assets and property and equipment.

(2)	For the fiscal years ended January 31, 2010, 2009 and 2008, total assets for “All Other” includes $293.0 million of Series A Convertible Perpetual Preferred Stock issued by Verint Systems and held by CTI (see Note 23, Related Party Transactions).

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue by major geographical region is based upon the geographic location of the customers who purchase the Company’s products and services. The geographical locations of distributors, resellers and systems integrators who purchase products and utilize the Company’s services may be different from the geographical locations of end customers. Revenue by geographic region and revenue by geographic region as a percentage of total revenue, for the fiscal years ended January 31, 2010, 2009 and 2008 was as follows:

	Fiscal Years Ended January 31,
	2010		2009		2008
	(Dollars in thousands)
United States	$474,413	30%	$461,693	28%	$517,105	30%
United Kingdom	83,910	5%	111,106	7%	114,697	7%
France	59,106	4%	78,599	5%	91,965	5%
Russia	57,275	4%	54,623	3%	94,573	5%
Germany	46,081	3%	70,434	4%	57,374	3%
Other foreign (1)	856,029	54%	900,984	53%	847,837	50%

Total	$1,576,814	100%	$1,677,439	100%	$1,723,551	100%

(1)	Other foreign consists of numerous countries, none of which represents more than 5% of total revenue in any fiscal year.

Revenue by similar type of product line or solution for the fiscal years ended January 31, 2010, 2009 and 2008 was as follows:

	Fiscal Years Ended January 31,
	2010	2009	2008
	(In thousands)
Business Support Systems	$345,853	$372,311	$370,514
Value-Added Services	447,141	545,425	717,917
Workforce Optimization	374,778	352,367	260,938
Video Intelligence	144,970	127,012	147,225
Communications Intelligence	183,885	190,165	126,380
Other (1)	80,187	90,159	100,577

Total	$1,576,814	$1,677,439	$1,723,551

(1)	Consists of product lines or solutions that are individually less than 5% of total revenue in each fiscal year presented.

Long-lived assets primarily consist of property and equipment, net, capitalized software development costs, net and deferred costs of revenue. The Company believes that property and equipment, net, is exposed to the geographic area risks and uncertainties more than other long-lived assets, because these tangible assets are difficult to move and are relatively illiquid.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and equipment, net, by country of domicile consists of the following as of January 31, 2010 and 2009:

	January 31,
	2010	2009
	(In thousands)
United States	$25,210	$27,063
Israel	62,790	72,978
United Kingdom	2,164	2,496
France	908	4,299
Other	10,341	13,549

	$101,413	$120,385

23. RELATED PARTY TRANSACTIONS

Ulticom’s Special Cash Dividend and Stock Option Modification

In April 2009, Ulticom, Inc. paid a special cash dividend of $199.6 million to its shareholders, including CTI. Ulticom, Inc.’s minority shareholders were paid $64.3 million and an additional $0.2 million was payable to holders of deferred stock units awarded under Ulticom, Inc.’s equity incentive plan upon each issuance of common stock subject to such awards. As of January 31, 2010, $0.1 million remained payable to holders of the deferred stock units.

Effective as of April 21, 2009, the exercise prices of outstanding options to purchase 2,982,104 shares of Ulticom Inc.’s common stock were reduced in connection with the payment of the special cash dividend of $4.58 per share. These reductions in the option exercise prices result in no change in Ulticom’s share-based payment expense in future fiscal periods.

Verint’s Joint Venture Cash Dividend

During the fiscal year ended January 31, 2010, $4.1 million of dividends were paid to the noncontrolling shareholders of Verint’s joint venture, of which $2.1 million was accrued as of January 31, 2009. There were no dividends accrued as of January 31, 2010.

Sonus Networks, Inc.

Dr. Nottenburg, a member of CTI’s Board of Directors and Compensation and Leadership Committee, served as the President and Chief Executive Officer of Sonus Networks, Inc., a telecommunications company, from June 13, 2008 until October 12, 2010. Sonus Networks, Inc. is a customer of Comverse, Verint and Ulticom. The Company had a well-established and ongoing business relationship with Sonus Networks, Inc. prior to the appointment of Dr. Nottenburg to CTI’s Board of Directors. For the fiscal year ended January 31, 2010, the revenue derived by each of Comverse and Ulticom from Sonus Networks, Inc. was $0.3 million and $7.8 million, respectively. As of January 31, 2010, each of Comverse and Ulticom had accounts receivable from Sonus Networks, Inc. of $0.3 million and $0.4 million, respectively. For the fiscal year ended January 31, 2009, the revenue derived by each of Comverse, Verint and Ulticom from Sonus Networks, Inc. was $0.5 million, $0.4 million and $6.8 million, respectively. As of January 31, 2009, each of Comverse and Ulticom had accounts receivable from Sonus Networks, Inc. of $0.4 million. Verint derived no revenue from Sonus Networks, Inc. for the fiscal year ended January 31, 2010 and had no accounts receivable therefrom as of January 31, 2010 and 2009.

Verint’s Series A Convertible Perpetual Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (the “Securities Purchase Agreement”), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (“preferred stock”), for an aggregate purchase price of $293.0 million, which represents all of Verint’s outstanding preferred stock. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The preferred stock was issued at a purchase price of $1,000 per share and ranks senior to Verint’s common stock. The preferred stock has an initial liquidation preference equal to its $1,000 per share purchase price. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of Verint, CTI will be entitled to receive, out of assets available for distribution to Verint’s stockholders and before any distribution of assets to the holders of Verint’s common stock, an amount equal to the then-current liquidation preference, which includes accrued and unpaid dividends. At January 31, 2010, the liquidation preference of the preferred stock was $325.9 million.

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

During the quarter ended January 31, 2008, the variable interest rate on Verint’s Term Loan decreased by more than 50 basis points below the initial interest rate. Accordingly, the dividend rate on the preferred stock was reset to 3.875%, effective February 1, 2008. This rate was only subject to future change in the event Verint was unable to obtain approval of the issuance of common shares underlying the preferred stock’s conversion feature. On October 5, 2010, Verint Systems’ stockholders approved the issuance of the Verint Systems’ common stock underlying the preferred stock and accordingly, the dividend rate is no longer subject to change (see Note 26, Subsequent Events).

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

Through January 31, 2010, no dividends had been declared or paid on the preferred stock. Through such date, cumulative, undeclared dividends on the preferred stock were $32.9 million.

Voting and Conversion

The preferred stock did not have voting or conversion rights until the underlying shares of common stock were approved for issuance by a vote of holders of a majority of Verint’s common stock. On October 5, 2010, Verint Systems stockholders approved the issuance of the Verint Systems’ common stock underlying the preferred stock. (see Note 26, Subsequent Events). Following receipt of such stockholder approval, each share of preferred stock became entitled to a number of votes equal to the number of shares of common stock into which the preferred stock would be convertible at the conversion rate (as defined below) in effect on the date the preferred stock was issued to CTI. In addition, following receipt of stockholder approval for the issuance of the underlying common shares, each share of preferred stock became convertible at the option of CTI into a number of shares of Verint’s common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66. The conversion price is subject to periodic adjustment upon the occurrence of certain dilutive events. If it were convertible at January 31, 2010, the preferred stock could be converted into approximately 10.0 million shares of Verint’s common stock.

At any time on or after May 25, 2009, and following receipt of stockholder approval of the issuance of the underlying shares of common stock, Verint has the right to cause the preferred stock, in whole but not in part, to be automatically converted into common stock at the conversion price then in effect. However, Verint may exercise this right only if the closing sale price of its common stock immediately prior to conversion equals or exceeds the conversion price then in effect by: (a) 150%, if the conversion is on or after May 25, 2009 but prior to May 25, 2010, (b) 140%, if the conversion is on or after May 25, 2010 but prior to May 25, 2011, or (c) 135%, if the conversion is on or after May 25, 2011.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

CTI’s rights under the New Registration Rights Agreement are in addition to its rights under a previous registration rights agreement that CTI entered into with Verint shortly before Verint’s initial public offering in 2002. This registration rights agreement (the “Original Registration Rights Agreement”) covers all shares of common stock then held by CTI and any additional shares of common stock acquired by CTI at a later date. Under the Original Registration Rights Agreement, CTI is entitled to unlimited demand registrations of its shares on a registration statement on Form S-3. As long as Verint is not eligible to use a registration statement on Form S-3, CTI was also entitled to one demand registration on a registration statement on Form S-1. Effective July 15, 2010, CTI made a demand pursuant to the Original Registration Rights Agreement to have up to 2.8 million shares of Verint Systems’ common stock registered in a registration statement on Form S-1 and, on January 14, 2011, completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering. See Note 26, Subsequent Events. In addition, similar to the New Registration Rights Agreement, the Original Registration Rights Agreement also provides CTI with unlimited piggyback registration rights.

24. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company provides certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. At January 31, 2010 and 2009, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $35.0 million at January 31, 2010, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2012.

Unconditional Purchase Obligations

In the ordinary course of business, the Company enters into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude aggregate amounts that are cancelable without penalty. The Company had unconditional purchase obligations of approximately $50.0 million at January 31, 2010. Of these obligations, $47.4 million are due in the next twelve months and $2.7 million are due in one to three years.

Comverse Ltd. Liens

Until December 2009, as part of its operations, Comverse Ltd. agreed to the placement of floating liens on all its assets in support of potential future borrowings and other banking services provided by two Israeli banks. As of January 31, 2009, Comverse Ltd. did not have any borrowings supported by these liens; however, the liens remained in full force and effect. The liens included provisions that prohibited Comverse Ltd. from selling or transferring its assets (other than in the ordinary course of business), which had the effect of restricting Comverse Ltd.’s ability to pay dividends or extend loans to shareholders without obtaining the banks’ prior written approval. In December 2009, the liens on the assets of Comverse Ltd. were released.

Litigation Overview

Except as disclosed below, the Company does not believe that it is currently party to any other claims, assessments or pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Petition for Remission of Civil Forfeiture

In July 2006, the U.S. Attorney filed a forfeiture action against certain accounts of Jacob “Kobi” Alexander, CTI’s former Chairman and Chief Executive Officer, that resulted in the United States District Court for the Eastern District entering an order freezing approximately $50.0 million of Mr. Alexander’s assets. In order to ensure that CTI receives the assets in Mr. Alexander’s frozen accounts, in July 2007, CTI filed with the U.S. Attorney a Petition for Remission of Civil Forfeiture requesting remission of any funds forfeited by Mr. Alexander. The United States District Court entered an order on November 30, 2010 directing that the assets in such accounts be liquidated and remitted to CTI. The process of liquidating such assets is currently ongoing. The proceeds from the assets in such accounts will be ultimately transferred to a class action settlement fund in conjunction with the settlements of the Direct Actions (as defined below), the consolidated shareholder class action and shareholder derivative actions. The agreement to settle the shareholder class action was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively (see Note 26, Subsequent Events).

Direct Actions

Based on the Special Committee’s findings, CTI commenced litigations against three former executive officers as a result of their misconduct relating to historical stock option grants. On January 16, 2008, CTI commenced an action against Mr. Alexander, its former Chairman and Chief Executive Officer, and William F. Sorin, its former Senior General Counsel and director, in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Alexander et al., No. 08/600142. On January 17, 2008, CTI commenced an action against David Kreinberg, its former Executive Vice President and Chief Financial Officer, in the Superior Court of New Jersey, captioned Comverse Technology, Inc. v. Kreinberg (N.J. Super. Ct.). That action was discontinued and on January 8, 2009, a separate action was commenced against Mr. Kreinberg in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Kreinberg, No. 09/600052. The actions captioned Comverse Technology, Inc. v. Alexander et al. and Comverse Technology, Inc. v. Kreinberg are referred to collectively as the “Direct Actions.” The Direct Actions asserted claims for fraud, breach of fiduciary duty, and unjust enrichment in connection with the defendants’ conduct related to historical stock option grants. As part of the agreement to settle the federal and state derivative actions, which was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively, CTI agreed to dismiss the Direct Actions (see Note 26, Subsequent Events).

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On December 17, 2009, the parties to the shareholder derivative actions entered into an agreement to settle these actions, which settlement was approved by the courts in which the federal and state derivative actions were pending on July 1, 2010 and September 23, 2010, respectively (see Note 26, Subsequent Events). The Company recorded a charge of $9.4 million to pay for the legal fees and expenses of the plaintiffs as part of the settlement during the fiscal year ended January 31, 2007 (see Settlement Agreements below and Note 26, Subsequent Events).

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

The parties to this action entered into a settlement agreement on December 16, 2009, which was amended on June 19, 2010 and approved by the court in which such action was pending on June 23, 2010 (see Note 26, Subsequent Events). The Company recorded a charge of $165.0 million associated with the settlement during the fiscal year ended January 31, 2007 (see Settlement Agreements below and Note 26, Subsequent Events).

Settlement Agreements

On December 16, 2009 and December 17, 2009, CTI entered into agreements to settle the consolidated shareholder class action and consolidated shareholder derivative actions described above, respectively. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (the “Opt-out Credit”) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. In connection with such settlements, CTI agreed to dismiss its Direct Actions against Messrs. Alexander, Kreinberg and Sorin, who, in turn, agreed to dismiss any counterclaims they filed against CTI.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	$112.5 million (less the amount, if any, by which the Opt-out Credit exceeds the holdback described above) payable on or before November 15, 2011.

The $30.0 million due on or before May 15, 2011 and $82.5 million of the $112.5 million due on or before November 15, 2011 are payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten day average of the closing prices of CTI’s common stock prior to such election, provided that CTI becomes current in its periodic reporting obligations under the federal securities laws and its common stock is listed on a national securities exchange on or before the fifteenth trading day preceding the applicable payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million. CTI expects to pay the $30.0 million payment due on or before May 15, 2011 in cash. If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such securities in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. As of October 31, 2010 and January 31, 2010, CTI had $31.3 million and $17.1 million of restricted cash received from sales or redemptions of ARS to which these provisions of the settlement agreement apply, respectively.

The amendment to the consolidated shareholder class action settlement agreement primarily impacted the payment schedule under such agreement. As part of the settlement of the consolidated shareholder class action prior to its amendment, CTI agreed to make payments to a class action settlement fund in the aggregate amount of up to $165.0 million as follows:

•	$1.0 million that was paid following the signing of the settlement agreement in December 2009;

•	$51.5 million payable on or before August 15, 2010;

•	$30.0 million payable on or before February 15, 2011; and

•	$82.5 million payable on or before August 15, 2011.

Under the terms of the settlement agreement prior to its amendment, the scheduled payments of $30.0 million due on or before February 15, 2011 and $82.5 million due on or before August 15, 2011 were payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten day average of the closing prices of CTI’s common stock prior to such election, provided that CTI becomes current in its periodic reporting obligations under the federal securities laws and its common stock is listed on a national securities exchange on or before the fifteenth trading day preceding the applicable payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million.

As noted above, prior to the amendment of the terms of the settlement agreement of the consolidated shareholder class action, a scheduled payment of $51.5 million was due on or before August 15, 2010 and, accordingly, as of January 31, 2010, was recorded within “Other current liabilities” in the consolidated balance sheet. In addition, under the terms of the settlement agreement prior to its amendment, CTI agreed to (i) exercise the UBS Put on June 30, 2010, (ii) within 48 hours after receipt of payment, pay to the plaintiff class the proceeds received from all sales of ARS held in an account with UBS (including as a result of the exercise of the UBS Put), which payment would reduce the amount of $51.5 million payable on or before August 15, 2010. These provisions restricted CTI’s ability to use proceeds from sales of such ARS for any purpose other than the payment of such amount due under the settlement agreement. In addition, CTI agreed to grant a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use the proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. As of January 31, 2010, the Company had $26.1 million of cash proceeds received from sales and redemptions of ARS (including $9.0 million received from sales of ARS held with UBS) that were restricted under the terms of the consolidated shareholder class action settlement agreement, of which $9.0 million were classified in “Restricted cash and bank time deposits” and $17.1 million, including interest, was classified within “Other assets” as long-term restricted cash.

In addition, as part of the settlement of the shareholder derivative actions, CTI agreed to pay $9.4 million to cover the legal fees and expenses of the plaintiffs upon the settlements becoming final without any further appeal. The Company expected that these conditions will be satisfied during the fiscal year ending January 31, 2011 and, accordingly, as of January 31, 2010, such payment was recorded within “Other current liabilities” in the consolidated balance sheets.

In addition, as part of the settlements of the Direct Actions, the consolidated shareholder class action and shareholder derivative actions, Mr. Alexander agreed to pay $60.0 million to CTI which will be deposited into the derivative settlement fund and then transferred into the class action settlement fund. All amounts payable by Mr. Alexander to date have been paid and the balance will be paid upon transfer of the assets in Mr. Alexander’s frozen accounts, or their value, to the class action settlement fund. Also, as part of the settlement of the shareholder derivative actions, Mr. Alexander transferred to CTI shares of Starhome B.V. representing 2.5% of its outstanding share capital.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pursuant to the amendment, Mr. Alexander agreed to waive certain rights to terminate the settlement and received the right to a credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. CTI’s settlement of claims against it in the class action for aggregate consideration of up to $165.0 million (less the Opt-out Credit) is not contingent upon Mr. Alexander satisfying his payment obligations. Certain other defendants in the Direct Actions and the shareholder derivative actions have paid or agreed to pay to CTI an aggregate of $1.4 million and certain former directors agreed to relinquish certain outstanding unexercised stock options. As part of the settlement of the shareholder derivative actions, CTI paid, on October 21, 2010, $9.4 million to cover the legal fees and expenses of the plaintiffs. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action.

Under the terms of the settlements, Mr. Alexander and his wife relinquished their claims to the assets in Mr. Alexander’s frozen accounts that were subject to the forfeiture action, and the United States District Court entered an order on November 30, 2010 directing that the assets in such accounts be liquidated and remitted to CTI. The process of liquidating such assets is currently ongoing. The value of such assets at December 31, 2009 will be credited against Mr. Alexander’s payment obligation referred to above.

The agreement to settle the consolidated shareholder class action, as amended, was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively.

In September 2010, the class member that elected not to participate in, and be bound by, the settlement of the shareholder class action filed an action against CTI, its current Chief Executive Officer and certain former officers and defendants. CTI intends to vigorously defend this action (see Note 26, Subsequent Events for more information regarding this action).

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

Two cases were filed in the Tel Aviv District Court against CTI on March 26, 2009, by plaintiffs Katriel (a former Comverse Ltd. employee) and Deutsch (a former Verint Systems Ltd. employee). The Katriel case (Case Number 1334/09) and the Deutsch case (Case Number 1335/09) both seek to approve class actions to recover damages that are claimed to have been incurred as a result of CTI’s negligence in reporting and filing its financial statements, which allegedly prevented the exercise of certain stock options by certain employees and former employees. By stipulation of the parties, on September 30, 2009, the court ordered that these cases, including all claims against CTI in Israel and the motion to approve the class action, be stayed until resolution of the actions pending in the United States regarding stock option accounting, without prejudice to the parties’ ability to investigate and assert the unique facts, claims and defenses in these cases. To date, the stay has not yet been lifted.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both seek to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise of certain CTI stock options by certain employees and former employees. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. The Katriel case has been consolidated with the Katriel case filed in the Tel Aviv District Court (Case Number 1334/09) and is subject to the stay discussed above. The Deutsch case has been scheduled for a preliminary hearing in the Tel Aviv District Court in October 2011.

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

On June 18, 2009, a settlement between CTI and the SEC with respect to such matters was announced. On that date, the SEC filed a civil action against CTI in the United States District Court for the Eastern District of New York alleging violations of certain provisions of the federal securities laws regarding CTI’s improper backdating of stock options and other accounting practices, including the improper establishment, maintenance, and release of reserves, the reclassification of certain expenses, and the improper calculation of backlog of sales orders. Simultaneous with the filing of the complaint, without admitting or denying the allegations therein, CTI consented to the issuance of a final judgment (the “Final Judgment”) that was approved by the United States District Court for the Eastern District of New York on June 25, 2009. Pursuant to the Final Judgment, CTI is permanently restrained and enjoined from any future violations of the federal securities laws addressed in the complaint and was ordered to become current in its periodic reporting obligations under Section 13(a) of the Exchange Act by no later than February 8, 2010. No monetary penalties were assessed against CTI in conjunction with this settlement. These matters were the result of actions principally taken by senior executives of CTI who were terminated in 2006. CTI, however, was unable to file the requisite periodic reports by February 8, 2010.

As a result of CTI’s inability to become current in its periodic reporting obligations under the federal securities laws in accordance with the final judgment and court order by February 8, 2010, CTI received an additional “Wells Notice” from the staff of the SEC on February 4, 2010. The Wells Notice provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI’s securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a “Wells Notice” have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock because, prior to the filing of the Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 on October 4, 2010, CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge issued an initial decision to revoke the registration of CTI’s common stock. The initial decision does not become effective until the SEC issues a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which the final brief was filed on November 1, 2010. This matter, including a motion by CTI for oral arguments, is pending before the SEC. After the SEC issues its final order, either party may appeal such order to the federal court of appeals. Although the SEC granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, CTI cannot at this time predict the outcome of such review or any appeal therefrom. If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

For a description of the investigation by the SEC of the stock option grant practices of Witness, which was acquired by Verint in May 2007, see “—Witness Investigation-Related Matters” below.

Investigation of Alleged Unlawful Payments

On March 16, 2009, CTI disclosed that the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments made from 2001 through 2007 by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. Such alleged payments would have been made in contravention of stated policies, and certain of these payments may have been in violation of the Foreign Corrupt Practices Act (“FCPA”) or other laws of the United States or other countries. The Audit Committee found that the conduct at issue did not involve CTI’s current executive officers. The Audit Committee also reviewed Comverse’s other existing and prior arrangements with agents. When the Audit Committee commenced the investigation, CTI voluntarily disclosed to the SEC and the DOJ these facts and advised that the Audit Committee had initiated an internal investigation and that the Audit Committee would provide the results of its investigation to the agencies. On April 27, 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. The Audit Committee provided information to, and is cooperating fully with, the SEC and the DOJ with respect to its findings of the internal investigation of the alleged improper payments and the existing and prior arrangements with agents. The Company recorded charges of $2.9 million associated with this matter during the fiscal year ended January 31, 2009.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. The Company evaluates its indemnifications for potential losses and in its evaluation considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Generally, the Company has not encountered significant charges as a result of such indemnification provisions.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25. QUARTERLY INFORMATION (UNAUDITED)

The following table shows selected results of operations for each of the quarters during the fiscal years ended January 31, 2010, and 2009:

	Fiscal Quarters Ended
	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$399,366	$386,257	$387,224	$403,967
Loss from operations	(28,974)	(37,532)	(53,214)	(83,417)
Net loss	(33,576)	(42,660)	(81,286)	(108,018)
Net loss attributable to Comverse Technology, Inc. - Basic	(42,787)	(43,555)	(86,526)	(100,455)
Net loss attributable to Comverse Technology, Inc. - Diluted	(45,340)	(43,556)	(86,711)	(100,455)
Loss per share attributable to Comverse Technology, Inc.’s shareholders - Basic	(0.21)	(0.21)	(0.42)	(0.49)
Loss per share attributable to Comverse Technology, Inc.’s shareholders - Diluted	(0.22)	(0.21)	(0.42)	(0.49)

	Fiscal Quarters Ended
	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$396,185	$408,863	$435,818	$436,573
Loss from operations	(82,298)	(109,121)	(10,606)	(7,901)
Net loss	(123,117)	(174,933)	(41,699)	(19,039)
Net loss attributable to Comverse Technology, Inc. - Basic	(112,378)	(169,049)	(33,158)	(10,667)
Net loss attributable to Comverse Technology, Inc. - Diluted	(112,378)	(169,049)	(33,158)	(10,667)
Loss per share attributable to Comverse Technology, Inc.’s shareholders - Basic	(0.55)	(0.83)	(0.16)	(0.05)
Loss per share attributable to Comverse Technology, Inc.’s shareholders - Diluted	(0.55)	(0.83)	(0.16)	(0.05)

26. SUBSEQUENT EVENTS

Management’s Plans to Improve Working Capital Position

As reflected in the accompanying consolidated financial statements, the Company incurred significant cumulative losses and experienced declines in cash flows, cash and cash equivalents and working capital during the three fiscal years ended January 31, 2010 and had an accumulated deficit of approximately $1.6 billion as of January 31, 2010.

Subsequent to January 31, 2010, CTI and Comverse continued to incur operating and net losses, experienced further declines in cash flows, cash and cash equivalents and working capital, and had an increase in their accumulated deficit. Such negative trends are due primarily to (i) the results of operations and negative cash flows attributable to Comverse and CTI’s holding company operations, (ii) accounting, tax and legal fees related to CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting, (iii) payments made in connection with the settlements of a consolidated shareholder class action and consolidated shareholder derivative actions, (iv) special retention bonuses and (v) restructuring and other payments, including a workforce reduction at Comverse. The decline in capital resources was partially offset by (i) proceeds received by CTI from sales and redemptions of ARS subsequent to January 31, 2010, (ii) proceeds received by Comverse from the sale of land in Ra’anana, Israel, (iii) proceeds received by CTI as the result of its receipt of a dividend from, and the sale of its shares of common stock of, Ulticom, Inc., (iv) proceeds from the sale of shares of Verint Systems’ common stock in a secondary public offering and (v) insurance proceeds received by CTI under its directors’ and officers’ insurance policies in connection with the settlements of the consolidated shareholder class action and the consolidated shareholder derivative actions. As part of the settlement agreement of the consolidated shareholder class action, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof and consequently, CTI’s ability to use such proceeds or proceeds from future sales of ARS is restricted until the amounts payable under such settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to below and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to below. As of October 31, 2010, CTI had $31.3 million of restricted cash received from sales or redemptions of ARS and $94.6 million aggregate principal amount of ARS with a recorded value of $69.6 million to which these provisions of the settlement agreement apply.

In addition, the Company has significant future payment obligations under the settlement agreement of the shareholder class action. Of the amount payable under the settlement agreement during the fiscal year ending January 31, 2012, an aggregate of

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$112.5 million is payable in cash or, at CTI’s election, in shares of CTI’s common stock, subject to certain conditions, including CTI being current in its periodic reporting obligations under the federal securities laws and its common stock being listed on a national securities exchange on or before the fifteenth trading day preceding the applicable payment dates of May 15, 2011 and November 15, 2011. CTI expects to pay $30.0 million of such $112.5 million payment due on or before May 15, 2011 in cash.

The Company anticipates that it will experience continued negative cash flows over the next twelve months for similar reasons. In response to these events, the Company commenced initiatives to improve its cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. The Company implemented the first phase of such plan, reducing its annualized operating costs. A second phase of measures is being developed by the Company that will focus on process reengineering to maximize business performance, productivity and operational efficiency. The Company expects to commence implementation of such second phase of measures during the first half of the fiscal year ending January 31, 2012. Comverse is also evaluating other initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets. As part of these initiatives, Comverse is pursuing a wind down of, and continues to evaluate other strategic options for, its Netcentrex business. If, contrary to expectations, all of the Company’s initiatives to increase its liquidity and capital resources fail to satisfy its working capital needs, its business and operations could be materially adversely affected and, in such event, the Company may need to seek new borrowings, asset sales or issuance of equity securities on disadvantageous terms.

Sale of Land

On September 16, 2010, Comverse Ltd., entered into an agreement for the sale of land in Ra’anana, Israel to a third party for approximately $28.5 million. Approximately $27.1 million of such proceeds have been received, with the balance being held in escrow to cover, to the extent necessary, any applicable taxes and levies. The sale was consummated following a bid process during which the Company considered multiple offers. The land sale was pursued as part of the initiatives undertaken by management to improve the Company’s cash position.

Sale of Ulticom

On December 3, 2010 (the “Effective Date”), Ulticom, Inc. completed a merger (the “Merger”) with an affiliate of Platinum Equity Advisors LLC (“Platinum Equity”), pursuant to the terms and conditions of a Merger Agreement, dated October 12, 2010 (“Merger Agreement”), with Utah Intermediate Holding Corporation (“UIHC”), a Delaware corporation, and Utah Merger Corporation (“ Merger Sub”), a New Jersey corporation and wholly-owned subsidiary of UIHC. As a result of the Merger, Ulticom, Inc. became a wholly-owned subsidiary of UIHC. Prior to the Merger, Ulticom, Inc. was a majority-owned subsidiary of the Company, and Ulticom, Inc. and its subsidiaries constituted one of the Company's reporting segments.

Immediately prior to the effective time of the Merger, Ulticom, Inc. paid a special cash dividend in the aggregate amount of $64.0 million (the “Dividend”), amounting to $5.74 per share, to its shareholders of record on November 24, 2010. The Company received $42.4 million in respect of the Dividend.

Pursuant to the terms of the Merger, Ulticom, Inc.’s shareholders (other than the Company) received $2.33 in cash, without interest per share of common stock of Ulticom, Inc. (“Ulticom Common Stock”), after payment of the Dividend.

Shares of Ulticom, Inc. Common stock held by the Company were purchased by an affiliate of Platinum Equity, pursuant to the terms and conditions of a Share Purchase Agreement, dated October 12, 2010, following payment of the dividend and immediately prior to the consummation of the Merger. In consideration thereof, the Company received aggregate consideration of up to $17.2 million, amounting up to $2.33 per share, consisting of (i) approximately $13.2 million in cash and (ii) the issuance by Merger Sub to the Company of two non-interest bearing promissory notes originally in the aggregate principal amount of $4.0 million. The first promissory note, originally in the amount of $1.4 million, was subsequently reduced to $0.8 million in connection with the purchase of certain products from Ulticom and is payable to the Company 14 months after the Effective Date. The second promissory note, in the amount of $2.6 million, is payable to the Company following the determination of Ulticom’s revenue for a 24-month period beginning on January 1, 2011 and is subject to reduction by 40% of the difference between $75 million and the revenue generated by Ulticom during such period.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The results of operations for Ulticom, including any gain or loss on the sale of Ulticom, will be reported as discontinued operations, less applicable income taxes, as a separate component of income (loss) in the Company’s consolidated statements of operations for the fiscal year ending January 31, 2011.

At January 31, 2010 the major balance sheet classifications were as follows:

(In thousands)
Current assets	$97,397
Non-current assets	9,660

Total assets	$107,057

Current liabilities	$9,543
Non-current liabilities	5,357

Total liabilities	$14,900

Sale of Shares of Verint Systems’ Common Stock

Effective July 15, 2010, CTI made a demand pursuant to the Original Registration Rights Agreement to have up to 2.8 million shares of Verint Systems’ common stock registered in a registration statement on Form S-1. On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate proceeds net of underwriting discounts and commissions of $76.5 million. The offering was completed as part of the initiatives undertaken by management to improve the Company’s cash position.

Verint Credit Facility, Term Loan and Interest Rate Swap Agreement

Term Loan Excess Cash Flow Payments and Revolving Credit Facility Payment

In February 2010, Verint made an amortization payment of $0.6 million. In May 2010, Verint made a $22.1 million mandatory “excess cash flow” payment on the term loan, based upon its operating results for the fiscal year ended January 31, 2010, $12.4 million of which is being applied to the eight immediately following principal payments and $9.7 million of which will be applied pro rata to the remaining principal payments. In December 2010, Verint repaid the $15.0 million previously borrowed under its revolving credit facility.

Amendments to Credit Facility

The Credit Facility includes a requirement that Verint submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year, beginning with the financial statements for the fiscal year ended January 31, 2010. On April 27, 2010, Verint entered into an Amendment, Waiver and Consent with the lenders that extended the due date for delivery of audited consolidated financial statements and related documentation for the fiscal year ended January 31, 2010 from May 1, 2010 to June 1, 2010. In consideration for this amendment, Verint paid its lenders approximately $0.9 million which is being amortized as additional interest expense over the remaining term of the credit agreement using the effective interest method. Legal fees and other out-of-pocket costs directly relating to the amendment, which are expensed as incurred, were not significant. Verint filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 containing the requisite financial statements on May 19, 2010 and, accordingly, delivered its audited consolidated financial statements to the lenders in compliance with the terms of the amended Credit Facility. Should Verint fail in the future to deliver such audited consolidated financial statements as required, the agreement provides a thirty day period to cure such default, or an event of default occurs.

In July 2010, Verint entered into Amendment No. 3 (the “Amendment”) to the Credit Facility, dated as of May 25, 2007, as amended, among Verint Systems, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders from time to time party thereto (see Note 12, Debt). Among other things, the Amendment (i) changes the method of calculation of the applicable interest rate margin to be based on Verint’s periodic consolidated leverage ratio (Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Facility)) from time to time, (ii) designates a 1.50% LIBOR floor, (iii) increases the aggregate amount of incremental revolving commitment and term loan increases permitted under the Credit Facility from $50.0 million to $200.0 million, and (iv) makes certain changes to the negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio. In addition, in July 2010, Verint entered into an Incremental Amendment and Joinder Agreement to the Credit Facility increasing the Revolving Credit facility under the Credit Facility from $15.0 million to $75.0 million (see Note 12, Debt). The commitment fee for unused capacity under the Revolving Credit Facility was increased from 0.5% to 0.75% per annum.

The Credit Facility contains one financial covenant that requires Verint to meet a certain consolidated leverage ratio, defined as Verint’s consolidated net total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(“EBITDA”) as defined in the Credit Facility, for the trailing four quarters. The consolidated leverage ratio was not permitted to exceed 3.50:1 for the periods ended July 31, 2010 and October 31, 2010. As amended in July 2010, the consolidated leverage ratio is not permitted to exceed 3.50:1 for all periods through October 31, 2011 and is not permitted to exceed 3.00:1 for all quarterly periods thereafter.

In consideration for the July 2010 amendments, Verint paid $2.6 million to its lenders. These payments are being amortized as additional interest expense over the remaining term of the credit agreement using the effective interest method. Legal fees and other out-of-pocket costs directly relating to these amendments, which were expensed as incurred, were not significant.

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

As of October 31, 2010, the interest rate on borrowings under the Term Loan and the Revolving Credit Facility was 5.25%. The interest rate on borrowings under the Term Loan and the Revolving Credit Facility was 3.49% as of January 31, 2010. The higher interest rates as of October 31, 2010 reflect, among other things, the impact of the July 2010 amendments discussed above.

Termination of Interest Rate Swap Agreement

In July 2010, Verint terminated the interest rate swap agreement it entered into in May 2007 in connection with entry into the Credit Facility that had, in effect, fixed Verint’s interest rate exposure with respect to $450.0 million of the term loans thereunder at a 5.18% interest rate (see Note 12, Debt). To terminate the interest rate swap agreement prior to its May 2011 maturity, Verint paid approximately $21.7 million in August 2010 to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments Verint would have otherwise owed under the swap agreement (see Note 13, Derivatives and Financial Instruments).

Settlement Agreements

On December 16, 2009 and December 17, 2009, CTI entered into agreements to settle the consolidated shareholder class action and consolidated shareholder derivative actions discussed in Note 24, Commitments and Contingencies. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. See Note 24, Commitments and Contingencies for information regarding these settlement agreements.

The agreement to settle the consolidated shareholder class action, as amended, was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively.

Opt-Out Plaintiffs’ Action

On September 28, 2010, an action was filed in the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436. Plaintiffs allege that they are CTI shareholders who purchased CTI’s publicly traded securities in 2005, 2006 and 2007. The plaintiffs, Maverick Fund, L.D.C. and certain affiliated investment funds, opted not to participate in the settlement of the consolidated shareholder class action discussed in Note 24, Commitments and Contingencies, above. The complaint names CTI, its current Chief Executive Officer and certain of its former officers and directors as defendants and alleges, among other things, violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options, other accounting practices at CTI and the timeline for CTI to become current in its periodic reporting obligations. The action seeks compensatory damages in an unspecified amount. The Company filed a motion to dismiss the complaint in December 2010.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disgorgement Derivative Action

On June 1, 2007, Mark Levy filed a purported shareholder derivative action on CTI’s behalf, entitled Levy v. Koren and John Does 1-20, No. 07-CV-0896, against a former officer of one of CTI’s subsidiaries based in Israel and twenty unidentified “John Doe” defendants. The action was filed in the United States District Court for the Southern District of New York and alleged violations of Section 16(b) of the Exchange Act (see Note 24, Commitments and Contingencies). On March 25, 2010, the parties entered into a Stipulation of Settlement, pursuant to which (i) defendant paid $150,000 to CTI, (ii) defendant relinquished all rights to outstanding stock options to purchase 92,500 shares of CTI’s common stock and (iii) CTI paid plaintiff’s counsel’s attorneys’ fees and costs of $250,000. The settlement, which provides for the release of all claims under Section 16(b) of the Exchange Act that were or might be asserted in the action, was approved by the court in which such action was pending on June 24, 2010.

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

On June 18, 2009, a settlement between CTI and the SEC with respect to such matters was announced. On that date, the SEC filed a civil action against CTI in the United States District Court for the Eastern District of New York alleging violations of certain provisions of the federal securities laws regarding CTI’s improper backdating of stock options and other accounting practices, including the improper establishment, maintenance, and release of reserves, the reclassification of certain expenses, and the improper calculation of backlog of sales orders. Simultaneous with the filing of the complaint, without admitting or denying the allegations therein, CTI consented to the issuance of a final judgment (the “Final Judgment”) that was approved by the United States District Court for the Eastern District of New York on June 25, 2009. Pursuant to the Final Judgment, CTI is permanently restrained and enjoined from any future violations of the federal securities laws addressed in the complaint and was ordered to become current in its periodic reporting obligations under Section 13(a) of the Exchange Act by no later than February 8, 2010. No monetary penalties were assessed against CTI in conjunction with this settlement. These matters were the result of actions principally taken by senior executives of CTI who were terminated in 2006. CTI, however, was unable to file the requisite periodic reports by February 8, 2010.

As a result of CTI’s inability to become current in its periodic reporting obligations under the federal securities laws in accordance with the final judgment and court order by February 8, 2010, CTI received an additional “Wells Notice” from the staff of the SEC on February 4, 2010. The Wells Notice provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI’s securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a “Wells Notice” have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock because, prior to the filing of the Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 on October 4, 2010, CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge issued an initial decision to revoke the registration of CTI’s common stock. The initial decision does not become effective until the SEC issues a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which the final brief was filed on November 1, 2010. This matter, including a motion by CTI for oral arguments, is pending before the SEC. After the SEC issues its final order, either party may appeal such order to the federal court of appeals. Although the SEC granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, CTI cannot at this time predict the outcome of such review or any appeal therefrom. If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

For a description of the investigation by the SEC of the stock option grant practices of Witness, which was acquired by Verint in May 2007 (see Note 24, Commitments and Contingencies).

Ulticom Shareholder Class Action

On October 14, 2010, a purported shareholder class action was filed in the Superior Court of New Jersey, Chancery Division, Burlington County, entitled Greenbaum v. Ulticom, Inc. et al., No. c 86-10, against Ulticom, Platinum Equity and certain of its affiliates, and Ulticom’s board of directors. The complaint alleged that Ulticom’s directors breached their fiduciary duties by failing to ensure that Ulticom’s shareholders receive maximum value for their shares in connection with the proposed acquisition of Ulticom by Platinum Equity and that Platinum Equity aided and abetted such breaches of fiduciary duty. The action sought, among other things, injunctive relief, rescission and attorneys’ fees and costs. On December 16, 2010, the plaintiff filed a Notice of Voluntary Dismissal to terminate the action without prejudice, with each party to bear its own expenses.

Stock-Based Compensation

During the first quarter of the fiscal year ending January 31, 2011, CTI’s Board of Directors granted DSU awards covering an aggregate of 1,013,000 shares of CTI’s common stock to certain executive officers and key employees, including a DSU award covering 300,000 shares of CTI’s common stock to CTI’s President and Chief Executive Officer and a DSU award covering 150,000 shares of CTI’s common stock to CTI’s then Executive Vice President and Chief Financial Officer.

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

During the third quarter of the fiscal year ending January 31, 2011, upon the recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the DSU awards covering an aggregate of 223,607 shares of CTI’s common stock to certain executive officers, key employees and a director.

During the nine months ended October 31, 2010, Verint granted Restricted Awards covering an aggregate of 1.0 million shares of Verint common stock.

Auction Rate Securities

For the nine months ended October 31, 2010, the Company recorded additional other-than-temporary pre-tax charges of $0.4 million for certain ARS. Additionally, during the nine months ended October 31, 2010, $112.0 million aggregate principal amount of ARS with a recorded value of $48.7 million were sold or redeemed for proceeds of $57.0 million. These amounts included

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$42.6 million in aggregate principal amount of ARS that were subject to the UBS Put, of which $32.6 million aggregate principal amount of ARS were purchased by UBS from CTI pursuant to its purchase right prior to June 30, 2010 and $10.0 million aggregate principal amount of ARS were purchased by UBS upon the exercise by CTI of the UBS Put effective June 30, 2010.

Business Acquisition

On February 4, 2010, Verint acquired all of the outstanding shares of Iontas Limited, a privately held provider of desktop analytics solutions, for total consideration of $21.9 million, including cash consideration of $17.9 million, and additional milestone-based contingent payments of up to $3.8 million, tied to certain performance targets being achieved over the two-year period following the acquisition date.

Voting and Conversion Rights of Verint Systems’ Preferred Stock

Originally, the preferred stock did not confer on CTI voting rights and was not convertible in Verint Systems’ common stock. On October 5, 2010, Verint Systems’ stockholders approved in a special stockholders meeting the issuance of Verint Systems’ common stock underlying the preferred stock and accordingly, on such date, the preferred stock became voting and convertible into Verint Systems’ common stock. See Note 23, Related Party Transactions.

2010 Restructuring Initiative

First Quarter 2010 Restructuring Initiative

During the first quarter of the fiscal year ending January 31, 2011, Comverse’s management approved a restructuring plan to eliminate staff positions and close certain facilities in order to more appropriately streamline Comverse’s activities. The aggregate cost of the plan was $6.8 million. Severance-related and facilities-related costs of $5.4 million and $0.5 million, respectively, were paid during the fiscal year ending January 31, 2011 with the remaining costs expected to be substantially paid by January 31, 2012.

Third Quarter 2010 Restructuring Initiative

In October 2010, the Company commenced the first phase of a plan to restructure the operations of Comverse with a view toward aligning operating costs and expenses with anticipated revenue. The first phase of the plan includes termination of certain employees located primarily in Israel, the U.S., Asia Pacific and the United Kingdom. The aggregate cost of this first phase is estimated to be $12.4 million which is expected to be substantially paid through January 31, 2011. A second phase of measures is being developed by the Company that will focus on process reengineering to maximize business performance, productivity and operational efficiency. The Company expects to commence implementation of such second phase of measures during the first half of the fiscal year ending January 31, 2012.

Fourth Quarter 2010 Restructuring Initiative

As part of its initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets, Comverse is pursuing a wind down of its Netcentrex business. In connection therewith, during the fourth quarter of the fiscal year ending January 31, 2011, Comverse’s management approved a restructuring plan to eliminate staff positions primarily located in France with an estimated aggregate cost of approximately $28.1 million. The plan is expected to be implemented during the fiscal years ending January 31, 2011, 2012 and 2013. As an alternative to a wind down, management continues to evaluate other strategic options for the Netcentrex business.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COMVERSE TECHNOLOGY, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	January 31,
	2010	2009
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$46,565	$346,443
Restricted cash	9,046	—
Auction rate securities	35,846	—
Prepaid expenses and other current assets	9,633	3,322

Total current assets	101,090	349,765
Property and equipment, net	1,984	668
Advances to and investments in subsidiaries	586,282	913,745
Auction rate securities	78,804	120,265
UBS Put	—	13,585
Other assets	30,752	355

Total assets	$798,912	$1,398,383

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and current liabilities	$47,934	$26,019
Convertible debt obligations	—	419,477
Litigation settlement	61,100	1,000

Total current liabilities	109,034	446,496
Convertible debt obligations	2,195	—
Litigation settlement and others	112,500	173,350
Other long-term liabilities	152,697	125,279

Total liabilities	376,426	745,125

Commitments and contingencies
Equity:
Common stock, $0.10 par value - authorized, 600,000,000 shares; issued, 204,228,369 and 204,218,179 shares, respectively; outstanding, 204,073,385 and 204,111,096, respectively	20,422	20,421
Treasury stock, at cost, 154,984 and 107,083 shares, respectively	(1,578)	(1,219)
Additional paid-in capital	1,959,701	1,945,273
Accumulated deficit	(1,576,604)	(1,303,281)
Accumulated other comprehensive income (loss)	20,545	(7,936)

Total equity	422,486	653,258

Total liabilities and equity	$798,912	$1,398,383

See notes to condensed financial statements.

COMVERSE TECHNOLOGY, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Years Ended January 31,
	2010	2009	2008
		(As adjusted)	(As adjusted)
Management fees	$60	$60	$992
Selling, general and administrative expenses	(49,291)	(45,143)	(53,200)

Loss from operations	(49,231)	(45,083)	(52,208)
Interest income	3,271	14,819	31,595
Interest expense	(103)	(7,335)	(24,432)
Other-than-temporary impairment of investments	(6,914)	(86,475)	(43,200)
Other income (expense), net	92	14,436	(5,417)

Loss before income taxes	(52,885)	(109,638)	(93,662)
Income tax benefit	18,406	34,364	57,039
Equity in loss of subsidiaries, net of income taxes	(238,844)	(249,978)	(352,619)

Net loss	$(273,323)	$(325,252)	$(389,242)

Weighted average shares outstanding
Basic	204,513,420	204,171,793	203,393,994

Diluted	204,513,420	204,171,793	203,393,994

Loss per share:
Basic	$(1.34)	$(1.59)	$(1.91)

Diluted	$(1.34)	$(1.59)	$(1.91)

See notes to condensed financial statements.

COMVERSE TECHNOLOGY, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended January 31,
	2010	2009	2008
Net cash used in operating activities	$(23,045)	$(26,294)	$(5,827)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	26,370	74,331	1,692,047
Purchases of investments	—	(48,949)	(1,213,474)
Purchase of property and equipment	(891)	(17)	(67)
Payments from (advances to) subsidiaries, net	6,150	120,370	(22,315)
Net change in restricted cash	(26,144)	—	—
Purchase of subsidiary perpetual preferred stock	—	—	(293,000)
Dividend from subsidiary	135,323	—	—

Net cash provided by investing activities	140,808	145,735	163,191

Cash flows from financing activities:
Repurchase of convertible debt obligations	(417,282)	—	(52)
Repayment of bank loans and long-term debt	—	(17)	(51)
Repurchase of common stock	(359)	(386)	(833)

Net cash used in financing activities	(417,641)	(403)	(936)

Net (decrease) increase in cash and cash equivalents	(299,878)	119,038	156,428
Cash and cash equivalents, beginning of year	346,443	227,405	70,977

Cash and cash equivalents, end of year	$46,565	$346,443	$227,405

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

1. BASIS OF PRESENTATION

Comverse Technology, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. Losses of a subsidiary, if any, are applied against the investment in subsidiary balance and then to the balance of the advances to the subsidiary if the investment in subsidiary balance has been reduced to zero. Accordingly, non-trade advances to subsidiaries and investments in subsidiaries are presented together as “Advances to and investments in subsidiaries” on the condensed balance sheets. These parent-only condensed financial statements should be read in conjunction with Comverse Technology, Inc.’s audited consolidated financial statements included in Item 15 of this Annual Report.

Restrictions on Access to Subsidiary Cash

The Parent Company’s Verint subsidiary has long-term debt outstanding as of January 31, 2010 and 2009 which places restrictions on the declaration or payment of any dividends whether in cash or property to the Parent Company. As of January 31, 2009, the Parent Company’s Comverse Ltd. subsidiary had floating liens on all its assets in support of potential future borrowings and other banking services by two Israeli banks. The liens included provisions that prohibited Comverse Ltd. from selling or transferring its assets (other than in the ordinary course of business), which had the effect of restricting Comverse Ltd.’s ability to pay dividends or extend loans to shareholders without obtaining the banks’ prior written approval. In December 2009, the liens on the assets of Comverse Ltd. were released. As of January 31, 2010, Comverse Ltd. was required to maintain an aggregate of $45.0 million as compensating cash balances under the terms of lines of credit that Comverse Ltd. had with two banks, restricting Comverse Ltd.’s ability to use such funds. In addition, pursuant to its investment agreements, the Parent Company’s Starhome subsidiary is precluded from paying cash dividends to its shareholders without the approval of certain minority shareholders. As the restricted net assets represent a significant portion of the Company’s consolidated net assets, these condensed financial statements have been presented on a “parent-only” basis.

2. RESTRICTED CASH AND AUCTION RATE SECURITIES

As of January 31, 2010, restricted cash includes proceeds from the sale of auction rate securities (ARS) that are restricted pursuant to the consolidated shareholder class action settlement agreement. In addition, as of January 31, 2010, all ARS are restricted pursuant to such settlement agreement. See Note 3, Investments, and Note 24, Commitment and Contingencies, of the consolidated financial statements for disclosures relating to restriction of ARS and cash proceeds from the sale of ARS. As of January 31, 2010, $9.0 million of sales proceeds were classified in “Restricted cash” and $17.1 million of sales proceeds were classified within “Other assets” as long-term restricted cash.

3. DEBT

As of January 31, 2010 and 2009, the Parent Company had outstanding convertible debt obligations (the “Convertible Debt Obligations”) of $2.2 million and $419.5 million aggregate principal amount, respectively. During the fiscal year ended January 31, 2010, the Parent Company commenced a tender offer, in accordance with the terms of the indenture, pursuant to which the Parent Company purchased $417.3 million in aggregate principal amount of its Convertible Debt Obligations. Refer to Note 12, Debt, of the consolidated financial statements for a description of the significant provisions of the Convertible Debt Obligations and the purchase of the Convertible Debt Obligations during the fiscal year ended January 31, 2010. Effective February 1, 2009, the Parent Company adopted the FASB’s guidance relating to debt with conversion and other options that may be settled in cash upon conversion, including partial cash payments. See Note 2, Recent Accounting Pronouncements, Standards Implemented and Note 12, Debt, of the consolidated financial statements, for disclosure relating to the application of the FASB’s guidance.

The following tables set forth the effect of the retrospective application of this guidance on certain previously reported items in the Parent Company’s condensed financial statements.

NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)

	Condensed Balance Sheet

	As of January 31, 2009
	As Previously Reported	Effect of Retrospective Application	As Adjusted
	(In thousands)
ASSETS
Total current assets	$349,765	$—	$349,765

Total assets	$1,398,383	$—	$1,398,383

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Convertible debt obligations	$419,477	$—	$419,477

Total current liabilities	446,496	—	446,496

Total liabilities	745,125	—	745,125

Shareholders’ equity:
Additional paid-in capital	1,899,851	45,422	1,945,273

Accumulated deficit	(1,257,859)	(45,422)	(1,303,281)

Total shareholders’ equity	653,258	—	653,258

Total liabilities and shareholders’ equity	$1,398,383	$—	$1,398,383

	Condensed Statements of Operations

	Fiscal Year Ended January 31, 2009
	As Previously Reported	Effect of Retrospective Application	As Adjusted
	(In thousands, except share and per share data)
Loss from operations	$(45,083)	$—	$(45,083)

Interest expense	(3)	(7,332)	(7,335)

Loss before income taxes	(102,306)	(7,332)	(109,638)

Income tax benefit	31,879	2,485	34,364

Equity in loss of subsidiaries, net of income taxes	(249,978)	—	(249,978)

Net loss	$(320,405)	$(4,847)	$(325,252)

Weighted average shares outstanding
Basic	204,171,793	204,171,793	204,171,793

Diluted	204,171,793	204,171,793	204,171,793

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic	$(1.57)	$(0.02)	$(1.59)

Diluted	$(1.57)	$(0.02)	$(1.59)

NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)

	Fiscal Year Ended January 31, 2008
	As Previously Reported	Effect of Retrospective Application	As Adjusted
	(In thousands, except share and per share data)
Loss from operations	$(52,208)	$—	$(52,208)

Interest expense	(16)	(24,416)	(24,432)

Loss before income taxes	(69,246)	(24,416)	(93,662)

Income tax benefit	48,656	8,383	57,039

Equity in loss of subsidiaries, net of income taxes	(352,619)	—	(352,619)

Net loss	$(373,209)	$(16,033)	$(389,242)

Weighted average shares outstanding
Basic	203,393,994	203,393,994	203,393,994

Diluted	203,393,994	203,393,994	203,393,994

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic	$(1.83)	$(0.08)	$(1.91)

Diluted	$(1.84)	$(0.08)	$(1.91)

4. COMMITMENTS AND CONTINGENCIES

The Parent Company is a party to various lawsuits, as discussed in Note 24, Commitments and Contingencies, of the consolidated financial statements. In December, 2009, the Parent Company entered into agreements to settle a shareholder class action and consolidated shareholder derivative actions for an aggregate amount of $174.4 million, including legal fees and expenses of the plaintiffs of $9.4 million, which has been accrued for during the fiscal year ended January 31, 2007. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (the “Opt-out Credit”) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. See Note 24, Commitments and Contingencies, Settlement Agreements, of the consolidated financial statements for provisions of the settlement.

5. PERPETUAL PREFERRED STOCK OF SUBSIDIARY

On May 25, 2007, the Parent Company entered into an agreement with its subsidiary, Verint Systems, to purchase an aggregate of 293,000 shares of Verint Systems’ Series A Convertible Perpetual Preferred Stock (the “preferred stock”) for an aggregate purchase price of $293.0 million. See Note 23, Related Party Transactions, Verint’s Series A perpetual preferred stock, of the consolidated financial statements for further details including provisions of the preferred stock.

6. ULTICOM’S SPECIAL CASH DIVIDEND

In April 2009, Ulticom, Inc. paid a special cash dividend of $199.6 million to its shareholders, of which the Parent Company received $135.3 million and the remaining amount was paid to Ulticom, Inc.’s minority shareholders. See Note 23, Related Party Transactions, Ulticom’s Special Cash Dividend and Stock Option Modification, of the consolidated financial statements for further disclosure relating to Ulticom’s special cash dividend.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Fiscal Year	Additions Charged (Credited) to Expenses	Net Deductions (Recoveries)	Other (1)	Balance at End of Fiscal Year
Allowance for doubtful accounts:
Fiscal Year Ended January 31, 2010	$15,803	$3,593	$(2,854)	$473	$17,015
Fiscal Year Ended January 31, 2009	18,063	1,606	(3,041)	(825)	15,803
Fiscal Year Ended January 31, 2008	9,891	7,965	(764)	971	18,063

Inventory obsolescence:
Fiscal Year Ended January 31, 2010	$26,933	$8,506	$(8,120)	$(125)	$27,194
Fiscal Year Ended January 31, 2009	24,773	7,780	(5,234)	(386)	26,933
Fiscal Year Ended January 31, 2008	23,582	9,002	(7,776)	(35)	24,773

Valuation allowance on income tax assets:
Fiscal Year Ended January 31, 2010	$285,658	$39,229	$—	$(4,102)	$320,785
Fiscal Year Ended January 31, 2009	191,568	106,060	—	(11,970)	285,658
Fiscal Year Ended January 31, 2008	94,157	94,327	—	3,084	191,568

Warranties: (2)
Fiscal Year Ended January 31, 2010	$1,250	$271	$(84)	$(74)	$1,363
Fiscal Year Ended January 31, 2009	1,917	502	(1,115)	(54)	1,250
Fiscal Year Ended January 31, 2008	2,841	231	(989)	(166)	1,917

1)	Primarily consists of translation adjustments.

2)	Included in ‘Accounts payable and accrued expenses’ in the consolidated balance sheets.