Form 10-K
period 2011-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2011-05-31
CIK 803014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the

preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 204,958,267 shares of the registrant’s common stock outstanding on April 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COMVERSE, the COMVERSE logo, COMVERSE TECHNOLOGY, COMVERSE ONE, COMVERSE EXPO, COMVERSE HUB, KENAN, NETCENTREX, IPCENTREX and MAKING YOUR NETWORK SMARTER are our trademarks and service marks. VERINT, the VERINT logo, ACTIONABLE INTELLIGENCE, POWERING ACTIONABLE INTELLIGENCE, INTELLIGENCE IN ACTION, ACTIONABLE INTELLIGENCE FOR A SMARTER WORKFORCE, VERINT VERIFIED, WITNESS ACTIONABLE SOLUTIONS, STAR-GATE, RELIANT, VANTAGE, X-TRACT, NEXTIVA, EDGEVR, ULTRA, AUDIOLOG, WITNESS, the WITNESS logo, IMPACT 360, the IMPACT 360 logo, IMPROVE EVERYTHING, EQUALITY, CONTACTSTORE, EYRETEL, BLUE PUMPKIN SOFTWARE, BLUE PUMPKIN, the BLUE PUMPKIN logo, EXAMETRIC, the EXAMETRIC logo, CLICK2STAFF, STAFFSMART, AMAE SOFTWARE and the AMAE logo are trademarks and registered trademarks of our majority-owned subsidiary, Verint Systems Inc. or its subsidiaries. STARHOME, the STARHOME logo, WELCOME SMS, INTELLIGENT CALL ASSISTANT, INTELLIGENT PREFERRED NETWORK, ROAMESSAGE, ROAMINGMATE and OMNYX are trademarks and service marks of our majority-owned subsidiary, Starhome B.V. or its subsidiaries.

DEFINITIONS

In this Annual Report on Form 10-K (or Annual Report):

•	CTI means Comverse Technology, Inc., excluding its subsidiaries;

•	Comverse, Inc. means Comverse, Inc., CTI’s wholly-owned subsidiary, excluding its subsidiaries;

•	Comverse means Comverse, Inc, including its subsidiaries;

•	Verint Systems means Verint Systems Inc., CTI’s majority-owned subsidiary, excluding its subsidiaries;

•	Verint means Verint Systems, including its subsidiaries;

•	Ulticom, Inc. means Ulticom, Inc., CTI’s majority-owned subsidiary prior to its sale on December 3, 2010, excluding its subsidiaries;

•	Ulticom means Ulticom, Inc., including its subsidiaries;

•	Starhome B.V. means Starhome B.V., CTI’s majority-owned subsidiary, excluding its subsidiaries;

•	Starhome means Starhome B.V., including its subsidiaries;

•	we, us, our, our company and similar expressions mean CTI, including its subsidiaries; and

•	fiscal 2010, fiscal 2009, and fiscal 2008 mean the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

i

FORWARD-LOOKING STATEMENTS

Certain statements appearing in Item 1, “Business,” Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute “forward-looking statements.” Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Annual Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

•

the risk of diminishment in our capital resources as a result of, among other things, negative cash flows from operations at Comverse or the continued incurrence of significant expenses by CTI and Comverse in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and to remediate material weaknesses in internal control over financial reporting;

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

•

the risk that the outcome of the review by the Securities and Exchange Commission (or the SEC) of the adverse initial decision of the Administrative Law Judge in the administrative proceeding initiated by the SEC on March 23, 2010, pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), to revoke the registration of CTI’s common stock under the Exchange Act due to CTI’s failure to become current in its periodic reporting obligations under the federal securities laws, or any appeal therefrom, will be adverse to CTI. Consequently, should the registration of CTI’s common stock be suspended or revoked, brokers, dealers and other market participants would be prohibited from buying, selling, making market in, publishing quotations of, or otherwise effecting transactions with respect to, such common stock and, as a result, public trading of CTI’s common stock would cease and investors would find it difficult to acquire or dispose of CTI’s common stock or obtain accurate price quotations for CTI’s common stock, which could result in a significant decline in the value of CTI’s common stock, and our business may be adversely impacted, including, without limitation, an adverse impact on CTI’s ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives;

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

•

the review of the periodic reports of CTI and Verint Systems (including, but not limited to, this Annual Report) by the staff of the SEC could result in amendments to our and Verint Systems’ financial information or other disclosures;

•

the risk that if CTI ceases to maintain a majority ownership of Verint Systems’ outstanding equity securities and ceases to maintain control over Verint’s operations, it may be required to no longer consolidate Verint’s financial statements within its consolidated financial statements and, in such event, the presentation of CTI’s consolidated financial statements would be materially different from the presentation for the fiscal year covered by this Annual Report;

•

CTI’s common stock may continue to be traded over-the-counter on the “Pink Sheets” and shareholders may continue to experience limited liquidity due to, among other things, the absence of market makers;

•	CTI may be unable to relist its common stock on the NASDAQ Stock Market (or NASDAQ) or another national securities exchange;

•	we may need to recognize further impairment of intangible assets or financial assets, including our auction rate securities (or ARS) portfolio, and goodwill;

•

the effects of any potential decline or weakness in the global economy on the telecommunications industry, which may result in reduced information technology spending and reduced demand for our subsidiaries’ products and services;

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

•

constraints on our ability to obtain new debt or equity financing or engage in business combinations due to, among other things, (i) CTI’s not being current in its periodic reporting obligations under the federal securities laws and (ii) potential material contingent liabilities that could have a material adverse effect on our financial position and results of operations, including, but not limited to, those identified herein and in Item 1A, “Risk Factors”;

•	rapidly changing technology in our subsidiaries’ industries and our subsidiaries’ ability to enhance existing products and develop and market new products;

•

our subsidiaries’ dependence on contracts for large systems and large installations for a significant portion of their sales and operating results, including, among other things, the lengthy and complex bidding and selection process, the difficulty predicting their ability to obtain particular contracts and the timing and scope of these opportunities;

•

operating results are difficult to predict as a result of lengthy and variable sales cycles, focus on large customers and installations, short delivery windows required by customers, and the high percentage of revenue typically generated late in the fiscal quarter;

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

•	significant indemnification obligations and various other obligations to which Comverse is, and will continue to be, subject as part of its compliance with DoT prescribed standards;

•	the failure or delay in achieving interoperability of Comverse’s products with its customers’ systems could impair its ability to sell its products;

•	the competitive bidding process used to generate sales requires our subsidiaries to expend significant resources with no guarantee of recoupment;

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

•

risks associated with significant foreign operations and international sales, including the impact of geopolitical, economic and military conditions in foreign countries, conducting operations in countries with a history of corruption, entering into transactions with foreign governments and ensuring compliance with laws that prohibit improper payments;

•	adverse fluctuations of currency exchange rates;

•

risks relating to our significant operations in Israel, including economic, political and/or military conditions in Israel and the surrounding Middle East, and uncertainties relating to research and development grants, tax benefits and the ability of our Israeli subsidiaries to pay dividends;

•

potential decline in the price of CTI’s common stock in the event that holders of securities awarded under CTI’s equity incentive plans elect to sell a significant number of shares after CTI has filed all periodic reports required in a 12-month period and makes provision for the registration for issuance or sale of securities awarded under equity incentive plans;

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

•	risks associated with Verint’s handling, or the perception of mishandling, of customers’ sensitive information;

•	Verint’s ability to receive or retain necessary export licenses or authorizations; and

•	other risks described in filings with the SEC.

These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Item 1A, “Risk Factors” of this Annual Report. The documents and reports we file with the SEC are available through CTI, or its website, www.cmvt.com, or through the SEC’s Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. CTI undertakes no commitment to update or revise any forward-looking statements except as required by law.

EXPLANATORY NOTE

About this Annual Report

This Annual Report for the fiscal year ended January 31, 2011 is being filed by CTI after its due date as a result of material weaknesses in CTI’s internal control over financial reporting.

CTI is not yet current in its periodic reporting obligations under the federal securities laws. CTI expects to file its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 in the second half of June 2011 and such additional Quarterly Reports on Form 10-Q as may be required of it to become current in its periodic reporting obligations under the federal securities laws as soon as practicable thereafter. This timeline is subject to completion of various milestones in our financial close, reporting and disclosure processes.

Sale of Ulticom, Inc.

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (or Platinum Equity) on December 3, 2010 (referred to as the Ulticom Sale). For more information relating to the Ulticom Sale, see Item 1, “Business—Dispositions of Assets—Sale of Ulticom.” Ulticom was a reportable segment prior to its sale. As a result of the Ulticom Sale, the results of operations of Ulticom, including the gain on the Ulticom Sale, are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in our consolidated statements of operations for all fiscal periods presented, and the assets and liabilities of Ulticom are reflected in discontinued operations in our consolidated balance sheet as of January 31, 2010. See note 19 to the consolidated financial statements included in Item 15 of this Annual Report.

v

PART I

ITEM 1.	BUSINESS

Overview

CTI is a holding company and conducts business through its subsidiaries, Comverse, Inc., Verint Systems and Starhome B.V. CTI’s reportable segments for the fiscal year ended January 31, 2011 are:

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

•

enable wireless and wireline (including cable) network-based Value-Added Services (or VAS), comprised of two categories—Voice and Messaging —and that include voicemail, call completion, visual voicemail, short messaging service (or SMS) text messaging (or texting), multimedia picture and video messaging, and Internet Protocol (or IP) communications; and

•	provide wireless users with optimized access to mobile Internet websites, content and applications, and generate data usage and revenue for wireless operators.

Comverse’s products and services are designed to generate carrier voice and data network traffic, revenue and customer loyalty, monetize network operators’ services and improve operational efficiency for more than 450 wireless and wireline network communication service provider customers in more than 125 countries, including the majority of the world’s 100 largest wireless network operators. Comverse’s BSS solutions enable its customers to: (i) introduce new products quickly, (ii) charge for a broad range of services or content delivered over their networks, (iii) perform real-time marketing to take advantage of more opportunities for upselling, cross-selling and supporting average revenue per user (or ARPU) levels and (iv) automate sales force activities, including campaign, case and interaction management. Comverse’s VAS products and services enhance operators’ service offerings to end users, reduce operating expenses and assist operators in capturing a key position in the changing industry value-chain by permitting them to leverage their unique assets to provide new product and services offerings to their end users. Comverse’s mobile Internet solutions enhance the mobile user Internet experience and help wireless network operators leverage their unique assets beyond connectivity, adapting content for each handset type, providing traffic control and optimization, content filtering, and advanced charging and monitoring. Comverse, Inc. is a wholly-owned subsidiary of CTI.

Verint is a global leader in Actionable Intelligence® solutions and value-added services. Verint’s solutions enable organizations of all sizes to make timely and effective decisions to improve enterprise performance and enhance safety. More than 10,000 organizations in over 150 countries—including more than 85% of the Fortune 100—use Verint’s Actionable Intelligence solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.

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

Verint Systems’ common stock is traded on the NASDAQ Global Market under the symbol “VRNT.” As of April 29, 2011, CTI held 42.5% of the outstanding shares of Verint Systems’ common stock and 100% of the outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, of Verint Systems (or the preferred stock).

The preferred stock became voting and convertible into Verint Systems’ common stock on October 5, 2010, and, accordingly, as of April 29, 2011, CTI had beneficial ownership of 54.9% of Verint Systems’ common stock.

Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless operators use Starhome’s software-based solutions to generate additional revenue and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network. As of April 29, 2011, CTI held 66.5% of Starhome B.V.’s outstanding share capital.

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

Comverse

Recent Developments-Phase II Business Transformation

As previously disclosed, we commenced certain initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan, significantly reducing its annualized operating costs. During the first quarter of the fiscal year ending January 31, 2012, Comverse commenced the implementation of a second phase of measures (referred to as the Phase II Business Transformation) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse is in the process of creating new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS. For a more comprehensive discussion of the Phase II Business Transformation, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Segment Business Highlights and Trends—Comverse Segment—Phase II Business Transformation.”

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

Comverse’s portfolio is comprised of the following product categories:

Comverse ONE Billing and Active Customer Management Solutions

Comverse ONE Billing and Active Customer Management Solutions, launched in June 2008, are among the world’s leading BSS solutions. Communication, e-commerce and content service providers require a strong BSS foundation to ensure timely, accurate billing and fee collection, and a high level of overall customer care and satisfaction.

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

The Comverse ONE Billing and Active Customer Management solutions provide complete BSS functionality, including real-time rating, charging, promotions and session control for both prepaid and postpaid subscribers, mediation and content partner settlements, roaming support, sales force automation, campaign management, case and interaction management, customer self-service and order management, and converged billing for hybrid prepaid/postpaid wireless and triple play/quad play (wireless/wireline telephone/Internet/TV) services. This solution enables service providers to enhance service monetization and enables them to: (i) introduce new products quickly, (ii) charge for a broad range of services or content delivered over their networks, (iii) perform real-time marketing to take advantage of more opportunities for upselling, cross-selling and supporting ARPU levels and (iv) automate sales force activities, including campaign, case and interaction management. In addition, the solution is designed to accommodate the customer’s growth and offers scalability without the need for extensive infrastructure changes and permits cost effective evolution from a prepaid or postpaid system to a fully converged system.

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

Comverse Value-Added Services Solutions

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

Comverse Voice enables the following services:

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

•

Visual Voicemail provides users with a visual in-box user interface for more convenient and appealing message management, including address book integration for “record-and-send” one-to-one and one-to-many voice messaging. Although next generation visual voicemail has yet to experience high levels of end-user adoption, it continues to be launched in a greater number of networks and its expanded deployment corresponds to the continued proliferation of “smart phones.”

•	Comverse Messaging

Comverse Messaging enables the following services:

•

Short Message Service Center (or SMSC) and Messaging Router enable texting which is used for an expanding range of purposes, including person-to-person messaging, televoting, application-to-person messaging such as information and entertainment alerts, and social network-based messaging, such as Twitter updates. Texting has achieved mass market mobile end user adoption levels, and is currently one of the world’s most popular wireless enhanced services.

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

•

Comverse 4G Messaging Package leverages the multi-channel, multi-screen and cross-device user experience. It is designed to offer full IP Multimedia Subsystem/Long-Term Evolution (or IMS/LTE) compatibility to facilitate a smooth transition to future networks. In addition, Converged Messaging enables presentation and management of messages of various types—e.g., voice, text, email, picture, and video—in a single consolidated visual user interface. Converged messaging can also leverage social networking and community-building features such as address books, presence and location awareness, further promoting subscriber satisfaction and loyalty, while driving network usage and revenue.

Comverse Mobile Internet

Comverse Mobile Internet enables wireless users with optimized access to mobile Internet websites, content and applications, and generates data usage and revenue for wireless operators. These solutions enhance the mobile user Internet experience and help wireless network operators leverage their unique assets beyond connectivity, adapting content for each handset type, providing traffic control and optimization, content filtering, and advanced charging and monitoring.

Comverse Mobile Internet controls and manages traffic generated by a wide range of mobile devices, such as smartphones and laptops. It offers wireless operators a comprehensive solution comprised of Enforcement, Central Policy Management, and Broadband Data Charging services.

•

Enforcement Services. Comverse Mobile Internet’s Enforcement Services are designed to improve wireless operators’ mobile broadband traffic management, monetization and network control, utilizing advanced Deep Packet Inspection (or DPI) technology, maximize network utilization and enhance the user experience. These services include Traffic Management & Optimization, Mobile Browsing & Streaming, and Content Adaptation & Filtering solutions. Comverse’s Traffic Management & Optimization solution, includes Video Optimization designed to provide wireless operators with the end-to-end intelligence needed for efficient delivery of video traffic. The solution allows wireless operators to reduce data volume and response time, enhance the subscriber experience and provide a set of policies and tariffs.

•

Central Policy Management. Comverse Mobile Internet’s Central Policy Management facilitates definition of complex policies and data plans, supporting wireless operators’ efforts to increase data revenues and enhance network control. This solution makes real-time policy decisions based on information retrieved from multiple data sources, including session, transaction, device, subscriber database, billing servers and network and subscriber intelligence received from the Mobile Analytics service described below. This solution also uses DPI to facilitate cross-service decision making, and can also instruct the DPI to change its local policies based on external network and subscriber information. In addition, this solution provides wireless operators with Mobile Analytics with enhanced monitoring and usage analysis capabilities that improve reporting, decision-making and network planning.

•

Broadband Data Charging. Comverse Mobile Internet’s Broadband Data Charging supports real-time and near real-time data charging services, providing differentiated charging capabilities for both prepaid and postpaid subscribers. It facilitates smart quota management, contributing both to an enhanced user experience and increased revenue streams.

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

Comverse’s entire portfolio of software, systems and related services has been designed and packaged to meet the capacity, reliability, availability, scalability, maintainability, and the network and operations, maintenance, administration, and provisioning interfaces and physical requirements of large telecommunications network operators. Comverse’s products support flexible deployment models, including in-network, hosted and managed services, and can run on circuit-switched, IP, IMS, and converged network environments. The systems are offered in a variety of sizes and configurations, and are available with redundancy of critical components, so that no single failure will interrupt the service.

Traditionally, communication service providers derived their revenue almost exclusively through voice calling. Voice telephony services, however, are becoming increasingly commoditized, and this trend has led service providers to seek new sources of revenue and service differentiation, by offering messaging, data, content and other value-added enhanced services and by improving the overall end user experience, through superior relationship management and service.

Sales and Marketing

Comverse markets its products throughout the world, primarily through its own direct sales force, and also in cooperation with a number of partners in specified markets. These partners include systems integrators, telecommunications infrastructure suppliers and independent sales representatives.

Comverse’s sales force is deployed globally. Account management teams are supported by product sales experts from the business units and solution architects, who collaborate to specify Comverse solutions to fit the needs of its current and prospective customers.

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

Customers

Comverse markets its product portfolio primarily to communication service providers, such as wireless and wireline network operators, cable operators and content service providers. More than 450 service providers in more than 125 countries, including a majority of the 100 largest wireless network operators in the world, have selected Comverse’s products. For the fiscal year ended January 31, 2011, Cellco Partnership (d/b/a as Verizon Wireless) accounted for approximately 15% of Comverse’s revenue. No other Comverse customer, including system integrators and value-added resellers, individually accounted for more than 10% of Comverse’s revenue for any of the fiscal years ended January 31, 2011, 2010 or 2009.

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

Maintenance and Support Services

Comverse has a professional services and support organization that is intended to be the intersection of Comverse products, services and third party components to help Comverse’s customers maximize the potential of their Comverse investment. Through its professional services and support organization, Comverse leverages its product knowledge, broad industry expertise, and field-tested methodologies to efficiently launch and maintain Comverse solutions within various markets and operational environments and provides a continuous approach to service.

These services are delivered globally through centralized centers of expertise and local support professionals. This service category includes:

•	Software Support Services: Post-deployment support, including 24-hours a day seven days a week call center and online support and maintenance releases;

•	Hardware Support Services: For selected software products, associated hardware support services, including management of spare parts inventory;

•	Proactive Maintenance: Specialized preventive maintenance activities designed to enhance operational performance, including system health-check site audits and root cause analysis;

•	Expert Staffing: Short-term and long-term engagements of experts, often on client site;

•	Specialized Certification: Provides a variety of certification programs from handsets to hardware platforms; and

•	Technology Solutions: Comverse offers optimization services availability and capacity planning, designed to assist operators to maximize the return on their investment in data technology.

Comverse offers levels of maintenance and services packages, with varying levels of access to a Technical Assistance Center hot line for remote support, committed response times for critical maintenance and support issues, and hardware repair and replacement, and other proactive tools and a la carte support services to address the needs of its customers.

Comverse offers up to a one year limited warranty on all products and offers broader warranty and service coverage in many cases.

Training Services

Comverse provides training services primarily (i) in its facilities in Wakefield, Massachusetts and Tel Aviv, Israel and (ii) on site at customers’ facilities.

Managed Operations

Comverse provides operational outsourcing services to its customers. This service category includes:

•

Solution Management Services: Long-term comprehensive support that may include active monitoring, issue management and end user knowledge support of both Comverse applications as well as related systems;

•	Operations Transformation: Re-engineering customers’ operational support infrastructure for Comverse solutions;

•	Operations Management Services: Operational support of Comverse solutions within a client facility; and

•	Hosting Services: Hosting of certain products within Comverse-managed facilities on behalf of customers.

Competition

The market for Comverse’s prepaid, postpaid and converged billing, messaging and voice value-added services, mobile Internet and IP communication solutions is highly competitive, and includes numerous products offering a broad range of features and capacities. The primary competitors are suppliers of turnkey systems and software, and indirect competitors that supply certain components to systems integrators. Many of Comverse’s competitors specialize in a subset of Comverse’s portfolio of products. Direct and/or indirect competitors include, among others, Acision, Alcatel-Lucent, Amdocs, Convergys, Ericsson, HP, Huawei, Intec, Movius, NEC, Nokia Siemens Networks, Openwave, Oracle, Tecnotree and Unisys. Competitors of Comverse that manufacture other telecommunications equipment may derive a competitive advantage in selling systems to customers that are purchasing, or have previously purchased, other compatible equipment from such manufacturers.

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

Comverse maintains organization-wide quality assurance procedures, coordinating the quality control activities of its research and development, manufacturing and service departments that comply with the requirements of the international standards ISO 9001, ISO 14001, ISO 17799/27001, OHSAS 18001:2007, and eTOM certification for its BSS solutions.

Backlog

As of January 31, 2011 and 2010, Comverse had a backlog of approximately $1,173.0 million and $1,231.0 million, respectively. Comverse defines “backlog” as projected revenue from signed orders not yet recognized, excluding revenue from maintenance agreements.

Verint

Products

Verint Actionable Intelligence Solutions

Verint delivers its Actionable Intelligence solutions to the enterprise workforce optimization and security intelligence markets across a wide range of industries, including financial services, retail, healthcare, telecommunications, law enforcement, government, transportation, utilities and critical infrastructure. Much of the information available to organizations in these industries is unstructured, residing in telephone conversations, video streams, Web pages, email, and other text communications. Verint’s advanced Actionable Intelligence solutions enable its customers to collect and analyze large amounts of both structured and unstructured information in order to make better decisions.

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

•

Customer Interaction Analytics (Speech, Data, Text and Customer Feedback Survey Analytics), including speech analytics solutions, which analyze call content for the purpose of proactively identifying business trends, building effective cost containment and customer service strategies, and enhancing quality monitoring programs; data analytics, which apply Verint’s data mining technology to call-related and call-content information (metadata) and call content, as well as to productivity, quality, and customer experience metrics, to help enterprises identify hidden service and quality issues, determine the causes, and correct them; text analytics, which analyze structured and unstructured data in multiple text sources, including email, chat sessions, blogs, contact center notes, white mail, survey comments, and social media channels, to provide enterprises with a better understanding of customer sentiment, corporate image, competitors, and other market factors for more effective decision making; and customer feedback survey analytics, which help enterprises efficiently survey customers via Interactive Voice Response (or IVR), Web, or email in order to gather customer feedback on products, processes, agent performance, and customer satisfaction and loyalty;

•

Performance Management, which provides a comprehensive view of key performance indicators (or KPIs), with performance scorecards and reports on customer interactions, customer experience trends, and contact center, back office, branch, remote office, and customer service staff performance;

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

•

Workforce Optimization for Small-to-Medium Sized Businesses (or SMB), which is designed for smaller companies (with contact centers) that increasingly face the same business requirements as their larger competitors. This solution enables companies of all sizes to boost productivity, reduce attrition, capture and evaluate interactions, and satisfy compliance and risk management requirements in a cost-effective way; and

•

Public Safety, which includes quality assurance, forecasting and scheduling, speech analytics, performance scorecards, citizen surveys, incident investigation and analytics and full-time and compliance recording solutions under the brand Impact 360 for Public Safety Powered by Audiolog™. This solution allows first responders (police, fire departments, emergency medical services, etc.) in the security intelligence market to deploy workforce optimization solutions to record, manage, and act on incoming assistance requests and related data.

Video Intelligence Solutions

Verint is a leading provider of networked IP video solutions designed to optimize security and enhance operations. Marketed under the Nextiva brand, this portfolio enables organizations to deploy an end-to-end IP video solution with analytics or evolve to IP video solutions without discarding their investments in analog Closed Circuit Television (or CCTV) technology and includes:

•

IP Video Management Software, which simplifies management of large volumes of video and geographically dispersed video surveillance operations, with a suite of applications that includes automated system health monitoring, policy-based video distribution, networked video viewing and investigation management. This solution is designed for use with industry-standard servers and storage solutions and for interoperability with other enterprise systems;

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

•

Network Video Recorders, which perform networked video recording utilizing secure, embedded operating systems and market-specific data integrations for applications that require local storage, as well as remote networking; and

•

Physical Security Information Management System, which captures and integrates information from various standalone security and public safety systems, such as access control, video, intrusion, fire and public safety, first responder, and other mobile device systems, to enable efficient information correlation and analysis and rapid, rules-based alerts and actions.

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

•

Communications Service Provider Compliance, which enables communication service providers to collect and deliver to government agencies specific call-related and call-content information in compliance with the Communications Assistance for Law Enforcement Act (or CALEA) in the United States, the European Telecommunications Standards Institute (or ETSI) in Europe, and other compliance regulations and standards. These solutions include a scalable warrant and subpoena management system for efficient, cost-effective administration of legal warrants across multiple networks and sites;

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

The Workforce Optimization Market and Trends

Verint believes that customer service is viewed more strategically than in the past, particularly by organizations whose interactions with customers regarding sales and services take place primarily through contact centers. Consistent with this trend, Verint believes that organizations seek workforce optimization solutions that enable them to strike a balance among driving sales, managing operating costs, and delivering the optimal customer experience.

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

Verint believes that the key business and technology trends driving demand for its Workforce Optimization solutions include:

•

Integration of Workforce Optimization Applications. Verint believes that organizations increasingly seek a unified workforce optimization suite that includes call recording and quality monitoring, speech, data, and text, analytics, workforce management, customer feedback surveys, performance management, eLearning, and coaching, as well as pre-defined business integrations. Such a unified workforce optimization suite can provide business and financial benefits, create a foundation for continuous improvement through a closed loop feedback process, and improve collaboration among various functions throughout the enterprise. Additionally, by deploying an integrated workforce optimization suite with a single, unified graphical user interface and common database, enterprises can achieve lower cost of ownership, reduce hardware costs, simplify system administration and streamline implementation and training. An integrated workforce optimization suite also enables enterprises to interact with a single vendor for sales and service and helps ensure seamless integration and update of all applications.

•

Greater Insight through Customer Interaction Analytics. Verint believes that enterprises are increasingly interested in deploying sophisticated customer interaction analytics, particularly speech, data, text, and customer feedback survey analytics, for gaining a better understanding of workforce performance, the customer experience, and the factors underlying business trends in order to improve the performance of their customer service operations. Although enterprises have recorded customer interactions for many years, most were able to extract intelligence only by manually listening to calls, which generally could be done for only a small percentage of all calls. Today, customer interaction analytics applications, such as speech, data, and text analytics, have evolved to automatically analyze and categorize customer interactions in order to detect patterns and trends that significantly impact the business. Customer surveys included in a unified analytics suite help enterprises understand the effectiveness of their employees, products, and processes directly from the customer’s perspective. Together, these applications provide a new level of insight into such important areas as customer satisfaction, customer behavior, and staff effectiveness, including the underlying cause of business trends in these critical areas.

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

•

Migration to Voice over Internet Protocol (or VoIP) Technologies. Many enterprises are replacing their contact centers’ legacy voice TDM infrastructures with VoIP telephony infrastructure. These upgrades typically require new deployments of workforce optimization solutions that are designed to support IP or hybrid TDM/IP environments.

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

The Communications Intelligence Solutions Market and Trends

Verint believes that terrorism, criminal activities, including financial fraud and drug trafficking, and other security threats, combined with an expanding range of communication and information media, are driving demand for innovative security solutions that collect, integrate, and analyze information from voice, video, and data communications, as well as from other sources, such as private and public databases. Verint believes that key trends driving demand for Verint’s Communications Intelligence solutions are:

•

Increasing Complexity of Communications Networks and Growing Network Traffic. Law enforcement and certain other government agencies are typically given the authority to intercept communication transmissions to and from specified targets for the purpose of generating evidence. National security and intelligence agencies intercept communications, often in massive volumes, for the purpose of generating intelligence and supporting investigations. Verint believes that these agencies are seeking technically advanced solutions to help them keep pace with increasingly complex communications networks and the growing amount of network traffic.

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

•

Legal and Regulatory Compliance Requirements. In many countries, communication service providers are mandated by government regulation to satisfy certain technical requirements for delivering communication content and data to law enforcement and government authorities. For example, in the United States, requirements have been established under CALEA. In Europe, similar requirements have been adopted by ETSI. In addition, many law enforcement and government agencies around the world are mandated to ensure compliance with laws and regulations related to criminal activities, such as financial crimes. Verint believes these laws and regulations are creating demand for Verint’s Communications Intelligence solutions.

Direct and Indirect Sales

Verint sells its solutions through its direct sales teams and indirect channels, including distributors, systems integrators, value-added resellers (or VARs) and original equipment manufacturer (or OEM) partners. Approximately 40% of Verint’s revenue is generated by sales made through partners, distributors, resellers, and system integrators.

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

Customers

Verint’s solutions are used by more than 10,000 organizations in over 150 countries. None of Verint’s customers, including system integrators, VARs, various local, regional and national governments worldwide, and OEM partners, individually accounted for more than 10% of Verint’s revenue for any of the fiscal years ended January 31, 2011, 2010 or 2009.

For the fiscal year ended January 31, 2011, approximately one quarter of Verint’s business was generated from contracts with various governments around the world, including federal, state, and local government agencies. Some of the customer engagements on which Verint works require it to have the necessary security credentials or to participate in the project through an approved legal entity. In addition, because of the unique nature of the terms and conditions associated with government contracts generally, Verint’s government contracts may be subject to renegotiation or termination at the election of the government customer. For a more detailed discussion of the risks associated with Verint’s government customers, see Item 1A, “Risk Factors—Risks Related to our Businesses and our Industries—Verint is dependent on contracts with governments around the world for a significant portion of its revenue. These contracts also expose Verint to additional business risks and compliance obligations” and “Risk Factors—Risks Related to our Businesses and our Industries—U.S. and foreign governments could refuse to buy Verint’s Communications Intelligence solutions or could deactivate its security clearances in their countries thereby restricting or eliminating Verint’s ability to sell these solutions in those countries.”

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

Maintenance Support

Verint offers a range of customer maintenance support programs to its customers and resellers, including phone, Web, and email access to technical personnel up to 24-hours a day, seven days a week. Verint’s support programs are designed to ensure long-term, successful use of its solutions. Verint believes that customer support is critical to retaining and expanding its customer base. Verint’s Workforce Optimization solutions are sold with a warranty of generally one year for hardware and 90 days for software. Verint’s Video Intelligence solutions and Communications Intelligence solutions are sold with warranties that typically range from 90 days to three years and, in some cases, longer. In addition, Verint’s customers are typically provided the option to purchase maintenance plans that provide a range of services, such as telephone support, advanced replacement, upgrades when and if available, and on-site repair or replacement. Currently, the majority of Verint’s maintenance revenue is related to its Workforce Optimization solutions.

Competition

Verint faces strong competition in all of its markets and expects that competition will persist and intensify. In its Workforce Optimization market, Verint’s competitors are Aspect Software, Inc., Autonomy Corp., Genesys Telecommunications, NICE Systems Ltd. (or NICE), and many smaller companies, which can vary across regions. In Verint’s Video Intelligence market, its competitors include Dedicated Microcomputer Limited, Genetec Inc., March Networks Corporation, Milestone Systems A/S, NICE, and Pelco, Inc. (a division of Schneider Electric Limited); divisions of larger companies, including Bosch Security Systems, Cisco Systems, Inc., United Technologies Corp., Honeywell International Inc., and many smaller companies, which can vary across regions. In Verint’s Communications Intelligence market, its primary competitors are Aqsacom Inc., ETI (a division of BAE Systems), JSI Telecom, NICE, Pen-Link, Ltd., RCS, Rohde & Schwarz, S.R.L., Trovicor, SS8 Networks, Inc., Utimaco (a division of Sophos, Plc), and many smaller companies, which can vary across regions. Some of Verint’s competitors have superior brand recognition and greater financial resources than does Verint, which may enable them to increase their market share at Verint’s expense. Furthermore, Verint expects that competition will increase as other established and emerging companies enter IP markets and as new products, services, and technologies are introduced.

In each of its operating segments, Verint believes that it competes principally on the basis of product performance and functionality; product quality and reliability; breadth of product portfolio and interoperability; global presence and high-quality customer service and support; specific industry knowledge, vision, and experience; and price. Verint believes that its success depends primarily on its ability to provide technologically advanced and cost-effective solutions and services. Verint expects that its competition will increase as other established and emerging companies enter Verint’s markets and as new products, services and technologies are introduced, such as Software-as-a-Service. In recent years, there has also been significant consolidation among Verint’s competitors, which has improved the competitive position of several of these companies.

Manufacturing and Suppliers

Verint’s manufacturing and assembly operations are performed in its Israeli facility for its Workforce Optimization solutions, in its United States, Israeli, and Canadian facilities for its Video Intelligence solutions, and in its German and Israeli facilities for its Communications Intelligence solutions. These operations consist of installing Verint’s software on externally purchased hardware components, final assembly, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. Verint also manufactures certain hardware units and performs system integration functions prior to shipping turnkey solutions to its customers. Verint relies on several unaffiliated subcontractors for the supply of specific proprietary components and assemblies that are incorporated in its products, as well as for certain operations activities that it outsources. Although Verint has occasionally experienced delays and shortages in the supply of proprietary components in the past, it has, to date, been able to obtain adequate supplies of all components in a timely manner from alternative sources, when necessary.

Backlog

The delivery cycles of most of Verint’s products are generally very short, ranging from days to several months, with the exception of certain projects with multiple deliverables over a longer period of time. Therefore, Verint does not view backlog as a meaningful indicator of future business activity and does not consider it a meaningful financial metric for evaluating its business.

Starhome

Products

Starhome is a provider of wireless service mobility solutions that enhance international roaming. Starhome’s innovative solutions are designed to generate new revenue, streamline network efficiencies and facilitate seamless roaming across the globe. Starhome solutions include:

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

Core Network Solutions. Scalable services that enable operators to maximize revenue, reduce costs via greater efficiency, and maintain roamers in their networks. These services span various technologies, including Intelligent Network (or IN) and IMS. This category includes various solutions that:

•	enable the operator to monitor, manage and optimize inbound and outbound roaming traffic; and

•

enable prepaid subscribers seamless roaming services anywhere, and, in any network, without Customized Application for Mobile Enhanced Logic or Unrestricted Supplementary Service Data. As part of a required component for other roaming solutions, Starhome provides the ability to simply integrate future and legacy IN and IMS technologies to orchestrate multiple services on the network.

Starhome also assists operators to establish, expand or improve international roaming operations by providing roaming capabilities to Global System for Mobile Communication (or GSM), operators that have no roaming agreements or, similarly, to operators that would like to expand their coverage area through another GSM network.

During the fiscal year ended January 31, 2011, Starhome introduced a new solution, the OMNYX™. The OMNYX is a comprehensive roaming management tool based on business intelligence technologies that enables the roaming manager to maximize its revenue and usage of roaming.

In addition to its international roaming solutions, Starhome has also developed a family of local solutions such as Mobile VPN and Collect Call. Mobile VPN allows operators to provide their business customers with the capabilities to use short dialing from their mobile handsets just like in their office environment. Collect Call enables operators to offer their customers a service in which the charges for calls will be made by a third party and not by the call originator himself. Operators deploying these solutions can increase their revenue by providing subscribers with the ability to maintain the communication functionality they have in their office while using their mobile handsets. Operators can also provide their subscribers with the ability to utilize multiple telephone numbers on the same mobile handset.

Markets

Wireless service mobility is the ability of wireless operators to provide subscribers with seamless access to voice, data or other services available in the subscriber’s home network when the subscriber is outside of the network or in a different mobile environment. Starhome has historically focused on providing comprehensive international roaming solutions to wireless operators using the GSM standard, which is the most popular standard for mobile phones in the world. A key factor in the success of the GSM standard has been its ability to facilitate international roaming. However, the complexities of international roaming result in a number of challenges for wireless operators. For example, because operators have a limited ability to control the direction of network traffic outside of the home network, their subscribers are often routed to higher cost providers or providers that offer subscribers less functionality than other potentially visited networks. This results in decreased profitability as operators are required to bear higher operating costs from visited network operators, as well as decreased customer satisfaction and usage. Also, subscribers traveling outside their home network may encounter dialing complications and often discover that many functions available on the home network are unavailable or more difficult to access when they are on a visited network. This results in lost revenue opportunities for operators as subscribers use fewer value added services when they are away from their home network. In addition, in light of the increase in data usage in local as well as international markets, operators look for solutions that will enable them to provide their end users traveling abroad with better control of their expenditure on roaming data applications. In the highly competitive mobile communications market, Starhome designs its solutions to allow wireless operators to support the new needs of data roaming and improve margins by efficiently addressing the new business challenges.

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

Customers

Starhome serves more than 150 wireless operators in more than 90 countries. Starhome maintains strong collaborative relationships with its customers, which include members of several of the largest mobile operator groups in the world as well as leading independent operators. No Starhome customer individually accounted for more than 10% of Starhome’s revenue for any of the fiscal years ended January 31, 2011, 2010 or 2009.

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

Manufacturing and Sources of Supplies

Starhome’s IntelliGate platforms are assembled by Comverse Ltd., an Israeli company and a wholly-owned subsidiary of Comverse, Inc. (or Comverse Ltd.). The production and assembly process consists of procurement and purchase of materials, including hardware, software and third-party supplies, as well as integration, engineering and assembly, all of which is handled by Comverse Ltd. Final assembly includes the application of extensive testing and quality control procedures to materials, modules, subassemblies and systems. On November 1, 2008, Starhome entered into agreements with Comverse Ltd. with respect to the provision of these services, each of which has an initial term of four years and renews automatically for additional two year terms unless terminated in accordance with its terms.

Starhome purchases off-the-shelf hardware, such as servers and storage devices, from third party vendors, such as Hewlett-Packard and Cisco.

Backlog

As of January 31, 2011 and 2010, Starhome had a backlog of approximately $45.1 million and $33.0 million, respectively. Starhome defines “backlog” as projected revenue from signed orders not yet recognized, excluding revenue from maintenance agreements.

Comverse Technology, Inc. and Subsidiaries

Customers

On a consolidated basis, no customer accounted for 10% or more of our total revenue for the fiscal years ended January 31, 2011, 2010 or 2009. No customer accounted for more than 10% of consolidated accounts receivable as of January 31, 2011 or 2010. We believe that no significant customer credit risk exists.

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

A portion of our subsidiaries’ research and development operations benefit from financial incentives provided by government agencies to promote research and development activities performed in Israel. The cost of such operations is, and will continue to be, affected by the continued availability of financial incentives under such programs. During the fiscal year ended January 31, 2011, as in many prior years, our subsidiaries’ research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (or the OCS), under which reimbursement of a portion of our research and development expenditures is made subject to final approval of project budgets. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on the ability to transfer technology, know-how and manufacture OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay significantly increased royalties or a redemption fee calculated according to the applicable regulations. The difficulties in obtaining the approval of the OCS for the transfer of technology, know-how, manufacturing activities and/or manufacturing rights out of Israel could impair the ability of some of our subsidiaries to outsource manufacturing, enter into strategic alliances or engage in similar arrangements for those technologies, know-how or products.

Our gross research and development expenses for the fiscal years ended January 31, 2011, 2010 and 2009 were $260.1 million, $273.4 million and $335.8 million, respectively. Amounts reimbursable by the OCS and others for the fiscal years ended January 31, 2011, 2010 and 2009 were $7.0 million, $6.2 million and $6.6 million, respectively.

Dispositions of Assets

Sale of Land

On September 16, 2010, Comverse Ltd., an Israeli company and a wholly-owned subsidiary of Comverse, Inc., entered into an agreement for the sale of land in Ra’anana, Israel to a third party for approximately $28.5 million. Approximately $27.1 million of such proceeds have been received, with the balance being held in escrow to cover, to the extent necessary, any applicable taxes and levies. The sale was consummated following a bid process during which we considered multiple offers. The land sale was pursued as part of the initiatives undertaken by management to improve our cash position.

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

Immediately prior to the effective time of the merger, Ulticom, Inc. paid a special cash dividend in the aggregate amount of $64.1 million (referred to as the Dividend), amounting to $5.74 per share, to its shareholders of record on November 24, 2010. CTI received $42.4 million in respect of the Dividend.

Pursuant to the terms of the merger, Ulticom, Inc.’s shareholders (other than CTI) received $2.33 in cash, without interest, per share of common stock of Ulticom, Inc. after payment of the Dividend.

Shares of Ulticom, Inc.’s common stock held by CTI were purchased by an affiliate of Platinum Equity, pursuant to the terms and conditions of a share purchase agreement, dated October 12, 2010, following payment of the Dividend and immediately prior to the consummation of the merger. In consideration thereof, CTI received aggregate consideration of up to $17.2 million, amounting up to $2.33 per share, consisting of (i) approximately $13.2 million in cash and (ii) the issuance by Merger Sub to CTI of two non-interest bearing promissory notes originally in the aggregate principal amount of $4.0 million. The first promissory note, originally in the amount of $1.4 million, was subsequently reduced to $0.7 million in connection with the purchase of certain products from Ulticom and is payable to CTI 14 months after the effective date. The second promissory note, in the amount of $2.6 million, is payable to CTI following the determination of Ulticom’s revenue for a 24-month period beginning on January 1, 2011 and is subject to reduction by 40% of the difference between $75 million and the revenue generated by Ulticom during such period.

Sale of Shares of Verint Systems’ Common Stock

On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate proceeds net of underwriting discounts and commissions of $76.5 million. The offering was completed as part of the initiatives undertaken by our management to improve our cash position.

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

Segment Information

For a presentation of revenue from external customers, income (loss) from operations and total assets as of and for the fiscal years ended January 31, 2011, 2010 and 2009, see note 23 to the consolidated financial statements included in Item 15 of this Annual Report.

Domestic and International Sales and Long-Lived Assets

For a presentation of domestic and international sales for the fiscal years ended January 31, 2011, 2010 and 2009 and long-lived assets as of January 31, 2011 and 2010, see note 23 to the consolidated financial statements included in Item 15 of this Annual Report. Our international operations are subject to certain risks. For a description of risks attendant to our foreign operations, see Item 1A, “Risk Factors—Risks Related to International Operations.”

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

Operations in Israel

A substantial portion of our subsidiaries’ research and development, manufacturing and other operations are located in Israel and, accordingly, may be affected by economic, political and military conditions in that country. Our subsidiaries benefit from certain trade agreements and arrangements providing for reduced or duty-free tariffs for certain exports from Israel. Our subsidiaries’ business is dependent to some extent on trading relationships between Israel and other countries. Certain of our subsidiaries’ products incorporate imported components into Israel and most of our products are sold outside of Israel. Our subsidiaries could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. In addition, many of our subsidiaries’ Israeli employees are required to perform annual mandatory military service in Israel, and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon our operations.

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

Employees

As of January 31, 2011, we employed approximately 5,900 individuals. Approximately 32%, 41%, and 27% of our employees are located in the United States, Israel and other regions, including Europe and Asia Pacific (or APAC), respectively.

Our U.S. employees are not covered by collective bargaining agreements. Employees based in certain countries in Europe, including France, Italy and Spain, and in the Americas (other than the U.S.), including Brazil, are covered by collective bargaining agreements. These collective agreements typically cover work hour, working conditions, disability, vacation, severance and other employment terms.

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

As a result of its inability to become current in its periodic reporting obligations in accordance with the final judgment and court order by February 8, 2010, CTI received a “Wells Notice” from the staff of the SEC on February 4, 2010. The “Wells Notice” provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding against CTI to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI’s securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a Wells Notice have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (or OIP) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock. On July 22, 2010, the Administrative Law Judge in the Section 12(j) administrative proceeding issued an initial decision to revoke the registration of CTI’s common stock. The initial decision does not become effective until the SEC issues a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which the final brief was filed on November 1, 2010. On February 17, 2011, the SEC issued an order directing the parties to file additional briefs in the matter and such briefs were filed on March 7, 2011. In May 2011, the SEC granted CTI’s motion for oral argument and such argument is scheduled for July 14, 2011. After the SEC issues its final order, either party may appeal such order to the federal court of appeals. Although the SEC has granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, CTI cannot at this time predict the outcome of such review or any appeal therefrom. If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

Although CTI continues to make progress towards completion of its periodic reports and intends to vigorously defend against the possible suspension or revocation of the registration of its common stock, if a final order is issued by the SEC to suspend or revoke the registration of CTI’s common stock, brokers, dealers and other market participants would be prohibited from buying, selling, making market in, publishing quotations of, or otherwise effecting transactions with respect to, such common stock until, in the case of suspension, the lifting of such suspension, or, in the case of a revocation, CTI files a new registration statement with the SEC under the Exchange Act and that registration statement is declared effective. As a result, public trading of CTI’s common stock would cease and investors would find it extraordinarily difficult to acquire or dispose of CTI’s common stock or obtain accurate price quotations for CTI’s common stock, which could result in a significant decline in the value of CTI’s stock. In addition, CTI’s business may be adversely impacted, including, without limitation, an adverse impact on CTI’s ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives.

CTI faces challenges in producing accurate financial statements and periodic reports as required on a timely basis.

Changes to organization and processes

As a result of the circumstances giving rise to the Special Committee investigations of CTI’s historic improper stock options grant practices and other financial and accounting matters, management’s evaluation of the application of U.S. GAAP in connection with recognition of revenue, including the assessment of vendor specific objective evidence (or VSOE) of fair value, and the Audit Committee’s internal investigation of alleged improper payments, CTI has made changes to its finance organization, adopted new accounting policies, and enhanced many aspects of its revenue recognition and other accounting procedures and internal control over financial reporting. CTI, however, is still in the process of assimilating these complex and pervasive changes, continues to have material weaknesses in internal control over financial reporting and, as a result, cannot assure you that CTI will not experience additional delays with respect to the preparation of its financial statements and its periodic reports in the future.

In addition, CTI has engaged outside accounting consulting firms and other external consultants to assist its finance organization in completing the preparation of its financial statements, and preparing this Annual Report and other periodic reports. CTI has hired and intends to continue to hire experienced finance personnel with a view toward diminishing and then discontinuing the use of external consultants, who assist in the preparation of financial statements and the timely filing of periodic reports with the SEC. Replacing these consultants with new employees may result in the loss of important institutional knowledge or otherwise create transitional issues that could delay the preparation of financial statements and periodic reports.

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

Verint Systems, CTI’s consolidated majority-owned subsidiary, previously faced significant challenges, similar to CTI’s, in producing accurate financial statements and periodic reports as required on a timely basis. The financial results of Verint and Starhome are included in our consolidated financial statements and periodic reports. If either Verint Systems or Starhome is unable to provide CTI with the necessary accurate financial information in a timely manner, CTI will be unable to file its periodic reports when due.

CTI’s management has concluded that, as of January 31, 2011, material weaknesses in its internal control over financial reporting, including ineffective disclosure controls and procedures, resulted in CTI’s inability to file its periodic reports under the federal securities laws in a timely manner.

As part of its assessment, CTI’s management concluded that, as of January 31, 2011, material weaknesses in its internal control over financial reporting, including ineffective disclosure controls and procedures, resulted in CTI’s inability to file its periodic reports under the federal securities laws in a timely manner. CTI has adopted, and is in the process of implementing, certain remedial measures to address these material weaknesses. CTI may not be able to successfully complete the implementation of these remedial measures. See Item 9A, “Controls and Procedures.” In addition, even if these measures are successfully implemented, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional material weaknesses in CTI’s internal control over financial reporting may be identified in the future.

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

During the fiscal year ended January 31, 2011, CTI’s management, including its finance and accounting staffs, has devoted and continues to devote substantial time, effort and resources to its efforts to become current in its periodic reporting obligations, in addition to performing its day-to-day duties. These efforts and the exigent circumstances have diverted and may continue to divert, management’s attention away from our business. In addition, the delay in the completion of CTI’s periodic reports and the financial condition of CTI and Comverse have caused significant concerns on the part of customers, partners, investors and employees and may have resulted in the loss of potential business opportunities.

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

If CTI ceases to own a majority of the voting power of Verint Systems’ outstanding equity securities and ceases to maintain control over Verint’s operations, it may be required to no longer consolidate Verint’s financial statements within its consolidated financial statements. In such event, the presentation of CTI’s consolidated financial statements would be materially different from the presentation for the fiscal years covered by this Annual Report.

CTI currently owns a majority of the voting power of Verint Systems’ outstanding shares of capital stock. Accordingly, CTI currently designates a majority of the directors serving on Verint Systems’ board of directors as permitted by NASDAQ rules that exempt “a controlled company,” such as Verint Systems, from a requirement that it maintain a board of directors comprised of a majority of independent directors.

There can be no assurance that CTI will maintain its ownership of the majority voting power of Verint Systems. On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems common stock in a secondary public offering. In addition, CTI may elect to sell a portion of its shares of Verint Systems’ common stock or preferred stock to execute its business strategy. If CTI ceases to own more than 50% of the voting power for the election of Verint Systems’ directors, Verint Systems could no longer rely on the “controlled company” exemption and would be required to meet NASDAQ’s rules mandating that a majority of its board of directors be comprised of independent directors. As a result, CTI may be required to no longer consolidate Verint’s financial statements within its consolidated financial statements. In such event, the presentation of CTI’s consolidated financial statements would be materially different from the presentation for the fiscal years covered by this Annual Report.

Risks Related to our Businesses and our Industries

Comverse and CTI are exposed to liquidity risk.

Our current ability to meet our obligations and fund our capital requirements is dependent primarily on our future financial performance, cash and cash equivalents, cash flows from operations, amounts available for borrowing under existing lines of credit, and sale of investments and certain assets. During the fiscal year ended January 31, 2011, our Comverse segment continued to experience significant negative cash flows from operations. In addition, we continued to make significant cash disbursements, including payment of professional fees in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting, payment of certain amounts due in respect of the settlements of a consolidated shareholder class action and shareholder derivative actions and restructuring and other payments, including a workforce reduction at Comverse.

In addition, due to CTI’s inability to become current in its periodic reporting obligations, access to external sources of liquidity have been severely constrained and certain third party financial arrangements, including the placement of bank guarantees and other credit-related instruments, have required Comverse to post collateral in respect of a portion of or all amounts subject to such arrangements, typically in cash. Comverse’s ability to access such cash balances is typically restricted for the duration of the underlying arrangements. Certain other commercial arrangements, including property leases, require compensating cash balances as security, but these arrangements are not considered to be material.

Prior to the completion of the sale by CTI of shares of Verint Systems’ common stock in a secondary public offering, our management had forecasted a shortfall of approximately $25.0 to $50.0 million in the cash required to support the working capital needs of the business of CTI and Comverse during the fiscal quarter ending October 31, 2011. To address the potential shortfall, CTI completed on January 14, 2011 the sale of 2.3 million shares of Verint Systems’ common stock owned by CTI in a secondary public offering for aggregate net proceeds of $76.5 million. As a result, we currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs of CTI and Comverse for at least the next 12 months. The assumptions upon which management’s liquidity forecast is based are described more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Condition of CTI and Comverse—Liquidity Forecast.” Management believes that its assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in this Item 1A, “Risk Factors” materialize, CTI and Comverse may experience a shortfall in the cash required to support working capital needs.

Although we commenced certain initiatives to improve our cash position, including the Phase II Business Transformation at Comverse, the Comverse segment may continue to experience negative cash flows from operations. In addition, we cannot assure you that CTI or Comverse will be able to sell investments and assets or that future borrowings will be available to either CTI or Comverse on favorable terms or at all to meet CTI’s and the Comverse segment’s liquidity needs. If the initiatives to increase our liquidity and capital resources fail to satisfy CTI’s and the Comverse segment’s working capital needs, Comverse’s business and operations could be materially adversely affected and we may need to seek new borrowings, asset sales or issuance of equity securities which may be available only on disadvantageous terms.

In addition, the ability of CTI’s subsidiaries to pay dividends is limited. Verint is a party to a credit agreement that contains certain restrictive covenants which, among other things, preclude Verint Systems from paying cash dividends and limit its ability to make asset distributions to its stockholders, including CTI. In addition, the ability of CTI’s Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid, or loans extended, by Israeli subsidiaries are subject to taxes. For a more detailed discussion, see “—Risks Related to Operations in Israel—The ability of CTI’s Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid and loans extended by Israeli subsidiaries may be subject to taxes.”

Also, as part of the settlement agreement of the consolidated shareholder class action, as amended, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement. As of January 31, 2011, CTI had $33.4 million of restricted cash received from sales or redemptions of ARS and $94.4 million aggregate principal amount of ARS with a carrying value of $72.4 million to which these provisions of the settlement agreement apply.

Decline or weakness in the global economy may result in reduced information technology spending and reduced demand for our subsidiaries’ products and services.

As a global company with a presence in many countries throughout the world, our sales and profitability are impacted by general economic conditions, both in the United States and internationally. In recent years, the global economy experienced a weakness that has been marked by, among other adverse factors, lower levels of consumer and corporate confidence, decreased business investment and consumer spending, increased unemployment, reduced income and asset values in many areas, currency volatility and more limited availability of credit and access to capital.

Primarily through Comverse, we derive a substantial portion of our revenue from communication service providers. During the weakness in the global economy, many of Comverse’s customers experienced significant declines in revenue and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of Comverse’s customers have implemented cost cutting measures, including more closely managing their operating expenses and capital investment budgets. This resulted in reduced demand for Comverse’s products, services and solutions, longer customer purchasing decisions and pricing pressures that had adversely affected our revenue and profitability. More specifically, such adverse market conditions have had and could continue to have a negative impact on Comverse’s business by reducing the number of contracts it is able to sign with new customers and the size of initial spending commitments, as well as decreasing the level of discretionary spending under contracts with existing customers. In addition, a slowdown in buying decisions of communication service providers may affect Comverse’s business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for extended payment terms, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share. In addition, declines in information technology spending have affected the market for Verint’s products, especially in industries that are or have experienced significant cost cutting.

Although during the fiscal year ended January 31, 2011 the global economy experienced a gradual recovery, there is still significant uncertainty as to the sustainability of the improvement in market conditions. If the recovery in the global economy is curtailed and market conditions worsen, our existing and potential customers will likely reduce their spending, which, in turn, would reduce the demand for our subsidiaries’ products and services, and materially affect our business, including our revenue, profitability and cash flows.

The failure of CTI to be current in its periodic reporting obligations under the federal securities laws may materially and adversely affect its ability to obtain new debt or equity financing or engage in business combinations.

The failure of CTI to be current in its periodic reporting obligations under the federal securities laws limits its access to the capital markets and its ability to engage in business combinations. In addition, CTI’s inability to become current impacts its ability to obtain additional debt financing, if necessary, on commercially reasonable terms, or at all, or to raise additional capital. If CTI fails to obtain suitable financing or raise capital, when needed, or is unable to engage in business combinations, CTI’s ability to expand the businesses of its subsidiaries and meet competitive challenges may be materially and adversely affected.

Conditions in the telecommunications industry have harmed and may continue to harm Comverse’s business, including its revenue, profitability and cash flows.

Comverse has experienced certain adverse conditions in the telecommunications industry, including the emergence of new, lower-cost competitors from emerging markets, the proliferation of alternative messaging applications, the maturation of wireless services, the commoditization of some voice and SMS text message services, the increased dependence for growth on emerging markets with a lower average revenue per user and changes in the regulatory environment at times. These conditions have had, and could continue to have, a material adverse effect on our business, including our revenue, profitability and cash flows.

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

Our success depends on our subsidiaries’ ability to correctly anticipate technological trends, to react quickly and effectively to such trends and to enhance their existing products accordingly. Our success also depends, in part, on the development and introduction by our subsidiaries of new products on a timely and cost-effective basis, the acceptance of these new products by customers and consumers, and the corresponding risks associated with the development, marketing and adoption of these new products. As a result, the life cycle of our subsidiaries’ products is difficult to estimate. New product offerings may not enter the market in a timely manner for their acceptance or may not properly integrate into existing platforms. The failure of new product offerings to be accepted by the market could have a material adverse effect on our business. Our revenue and profitability may be adversely affected in the event that our subsidiaries’ customers reduce their actual and planned expenditures to expand or replace equipment or if they delay and reduce the deployment of new products.

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

Many of our subsidiaries’ new and innovative products are complex. In many cases, it is necessary for our subsidiaries to educate existing and potential customers about the benefits and value of such new and innovative products, with no assurance that the customer will ultimately purchase them. The need to educate the customer increases the difficulty and time necessary to complete transactions, makes it more difficult to efficiently deploy limited resources, and creates risk that they will have invested in an opportunity that ultimately does not come to fruition. If our subsidiaries are unable to establish and demonstrate to customers the benefits and value of their new and innovative products and convert these efforts into sales, our business, including our revenue, profitability and cash flows, will be adversely affected.

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

Operating results are difficult to predict as a result of lengthy and variable sales cycles, focus on large customers and installations, short delivery windows required by customers, and high percentage of revenue typically generated late in the fiscal quarter.

It is difficult for us to forecast the timing of revenue from product sales because our subsidiaries’ customers often need a significant amount of time to evaluate products before purchasing them and, in the case of governmental customers, sales are dependent on budgetary and other bureaucratic processes. The period between initial customer contact and a purchase by a customer may vary from a few weeks to more than a year. During the evaluation period, customers may defer or scale down proposed orders of products for various reasons, including:

•	changes in budgets and purchasing priorities;

•	reduced need to upgrade existing systems;

•	deferrals in anticipation of enhancements or new products;

•	introduction of products by competitors; and

•	lower prices offered by competitors.

Our subsidiaries’ realization of anticipated gross margins on transactions is subject to risks and uncertainties. Our subsidiaries submit bids to their customers based on information known to them at the time of bid submission. Therefore, anticipated gross margins may be adversely affected by events occurring after a bid is submitted that affect our subsidiaries’ pricing and cost structure, including increases in material and labor costs, product obsolescence, price competition, changes in distribution channels and mix of products sold or adverse currency fluctuations.

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

A high percentage of our subsidiaries’ revenue has typically been generated late in the fiscal quarter. In addition, a high percentage of our subsidiaries’ quarterly revenue has been generated in the form of “book-ship” business, where the customer places an order close to, or even on the day of, the requested delivery date. The trend of shorter periods between order date and delivery date, along with this trend of business generated late in the fiscal quarter, has further complicated the process of accurately predicting our revenue or making sales forecasts on a quarterly basis.

Our subsidiaries base their current and future expense levels on internal operating plans and sales forecasts, and operating costs are, to a large extent, fixed. As a result, our subsidiaries may not be able to sufficiently reduce their operating costs in any period to compensate for an unexpected near-term shortfall in revenue.

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

In order to maintain market acceptance, Comverse’s products must continue to meet a significant number of regulations and standards. In the United States, its products must comply with various regulations defined by the Federal Communications Commission (or the FCC) and Underwriters Laboratories, as well as standards developed by the Internet Engineering Task Force, the 3rd Generation Partnership Project and other standards committees. Internationally, Comverse’s products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. As these standards evolve and if new standards are implemented, Comverse will be required to modify its products or develop and support new versions of its products, and this may negatively affect the sales of its products and increase its costs. The failure of Comverse’s products to comply, or delays in compliance, with the various existing and evolving industry standards could prevent or delay introduction of Comverse’s products, which could harm its business.

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

Comverse is required to comply with stringent standards imposed through Indian telecommunications service providers on equipment and software vendors that are not Indian owned or controlled by the Department of Telecommunications of the Government of India (or the DoT). If Comverse is unable to comply with these standards its ability to conduct business in India will be substantially limited and our revenue, profitability and cash flows would be materially adversely affected. In addition, as part of its compliance with the DoT prescribed standards, Comverse is, and will continue to be, subject to significant indemnification obligations and various other obligations.

In recent years, our subsidiaries generated a material portion of their revenue from customers in India. During the fiscal year ended January 31, 2011, the DoT imposed certain limitations on the ability of Indian telecommunication service providers to purchase equipment and software from providers that are not Indian owned or controlled, such as Comverse. As part of these limitations, Indian telecommunication service providers are required to ensure stringent security standards in connection with the procurement of equipment or software from a non-Indian controlled provider. These standards are difficult to meet, have been subject to significant revisions and may be subject to further change by the DoT. Although Comverse currently complies with the DoT’s requirements, it may not be able to do so in the future. If Comverse is unable to comply with the DoT’s standards, its ability to sell its customer solutions and products in India will be substantially limited, and our revenue, profitability and cash flows would be materially adversely affected. In addition, as part of its compliance with the DoT prescribed standards, Comverse is, and will continue to be, subject to significant indemnification obligations and various other obligations.

Failure or delay by Comverse to achieve interoperability of its products with the systems of its customers could impair its ability to sell its products.

In order to penetrate new target markets, it is important that Comverse ensures the interoperability of its products with the operations, administration, maintenance and provisioning systems used by its customers. Failure or delay in achieving such interoperability could impair Comverse’s ability to sell products to some segments of the communications market and would adversely affect its business, including its revenue, profitability and cash flows.

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

Even where our subsidiaries are not involved in a competitive bidding process, due to the intense competition in our subsidiaries’ markets and increasing customer demand for shorter delivery periods, our subsidiaries must, in some cases, begin implementation of a project before the corresponding order has been finalized, increasing the risk that they will have to write off expenses associated with pursuing opportunities that ultimately do not come to fruition.

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

A significant portion of our subsidiaries’ revenue is generated by sales made through strategic and technology partners, distributors, agents, value added resellers and systems integrators. Our subsidiaries’ business success depends to a significant extent on maintaining and adding to these sales channels. If our subsidiaries’ relationships with these sales channels deteriorate or terminate, they may lose important sales and marketing opportunities. In pursuing new partnerships and strategic alliances, our subsidiaries must often compete for the opportunity with similar solution providers. In order to effectively compete for such opportunities, our subsidiaries must introduce products tailored not only to meet specific partner needs, but to also meet evolving customer and prospective customer needs, and including innovative features and functionality easy for partners to sell and install. Even if our subsidiaries are able to win such opportunities on terms they find acceptable, they may be unable to realize the benefits they anticipate. Our subsidiaries’ competitors often seek to establish exclusive relationships with these sales channels or, at a minimum, to become a preferred partner for these channels. Many of our subsidiaries’ channel partners also partner with our subsidiaries’ competitors and may even offer our subsidiaries’ products and those of competitors as alternatives when presenting bids to end customers.

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

Substantial litigation regarding intellectual property rights exists in technology related industries, and our subsidiaries’ products may be increasingly subject to third-party infringement claims as the number of competitors in their industry segments grows and the functionality of software products in different industry segments overlaps. In addition, our subsidiaries agreed to indemnify certain customers in certain situations should it be determined that our products infringe on the proprietary rights of third parties. Any third-party infringement claims could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product and service delays or may require our subsidiaries to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to our subsidiaries, if at all. A successful claim of infringement against our subsidiaries and their failure or inability to license the infringed or similar technology could have a material adverse effect on our business, including revenue, profitability and cash flows.

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

Environmental and other disasters may adversely impact our subsidiaries’ business.

Environmental and other disasters, such as flooding, earthquakes, volcanic eruptions or nuclear or other disasters, or a combination thereof, such as recently experienced in Japan, may negatively impact the business of our subsidiaries. Environmental and other disasters may cause disruption to our subsidiaries’ operations in the regions impacted by such disasters and impede their ability to sell their solutions and services. In addition, customers located in countries or regions impacted by environmental and other disasters, may decide to suspend or discontinue projects. The recent earthquakes and tsunami in the Pacific Rim have not significantly impacted the business of our subsidiaries as of the date of this Annual Report. However, there can be no assurance that similar environmental and/or other such disasters will not have an adverse impact on the business of our subsidiaries in the future.

Verint has a significant amount of debt under its credit agreement, which exposes it to leverage risks and subjects it to restrictive covenants which may adversely affect its operations.

Risks associated with significant leverage.

As of January 31, 2011, Verint had outstanding indebtedness of approximately $583.2 million under a credit agreement dated May 25, 2007 (referred to as the prior facility). On April 29, 2011, Verint terminated the prior facility and entered into a credit agreement (referred to as the new credit agreement) which provides for a $600.0 million term loan and a $170.0 million revolving credit facility. As of April 30, 2011, Verint had no outstanding borrowings under the new revolving credit facility. Accordingly, Verint is highly leveraged. Verint’s leverage position may, among other things:

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

Verint considers other financing and refinancing options from time to time. In the event that Verint pursues alternative or replacement financing, there can be no assurance that it will be able to obtain any such financing or, if obtained, that such financing will be on desirable terms.

Risks associated with Verint’s leverage ratio and financial statement delivery covenants.

Verint’s new credit agreement contains a financial covenant that requires Verint to maintain a maximum consolidated leverage ratio and a covenant requiring it to deliver audited financial statements to the lenders each year, as provided below. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities” and note 12 to the consolidated financial statements included in Item 15 of this Annual Report.

Verint’s ability to comply with the leverage ratio covenant is highly dependent upon its ability to continue to grow earnings from quarter to quarter, which requires Verint to increase revenue while limiting increases in expenses or, if it is unable to increase or maintain revenue, to reduce expenses. Verint’s ability to satisfy its debt obligations and its leverage ratio covenant will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Alternatively, Verint may seek to maintain compliance with the leverage ratio covenant by reducing its outstanding debt, including by raising additional funds through securities offerings, asset sales or other transactions. There can be no assurance that Verint will be able to grow its earnings, reduce its expenses and/or reduce its outstanding debt to the extent necessary to maintain compliance with this covenant. In addition, any expense reductions undertaken to maintain compliance may impair Verint’s ability to compete by, among other things, limiting research and development, expansion plans or hiring of key personnel. The complexity of Verint’s revenue accounting and the continued shift of its business to the end of the fiscal quarter, has also increased the difficulty in accurately forecasting quarterly revenue and therefore in predicting whether it will be in compliance with the leverage ratio requirements at the end of each quarter.

Verint’s new credit agreement also requires Verint to deliver audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year and unaudited interim consolidated financial statements within 45 days of the end of each of the first three fiscal quarters of the fiscal year. If audited consolidated financial statements or unaudited interim consolidated financial statements are not so delivered, and such failure of delivery is not remedied within 30 days thereafter, and an amendment or waiver of such requirement is not obtained, an event of default occurs.

If an event of default occurs under the new credit agreement, Verint’s lenders could declare all amounts outstanding to be immediately due and payable. In that event, Verint may be forced to seek an amendment of and/or waiver under the new credit agreement, raise additional capital through securities offerings, asset sales, or other transactions or seek to refinance or restructure its debt. In such a case, there can be no assurance that Verint will be able to consummate such an amendment and/or waiver, capital raising transaction or refinancing or restructuring of its debt on reasonable terms or at all.

Limitations resulting from the restrictive covenants in Verint’s new credit agreement.

Verint’s new credit agreement also includes a number of restrictive covenants which limit Verint’s ability to, among other things:

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

For the fiscal year ended January 31, 2011, approximately one quarter of Verint’s business was generated from contracts with various governments around the world, including federal, state and local government agencies. We expect that government contracts will continue to be a significant source of Verint’s revenue for the foreseeable future. Verint’s business generated from government contracts may be materially adversely affected if:

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

As a result of the consent judgment that Verint Systems entered into with the SEC in March 2010 relating to its reserves accounting practices, Verint Systems and its subsidiaries are required, for three years from the date of the settlement, to disclose that such a civil judgment was rendered against it in any proposals to perform new government work for U.S. federal agencies. In addition, Verint Systems and its subsidiaries were required to amend their representations in existing grants and contracts with U.S. federal agencies to reflect the civil judgment. While this certification does not bar Verint from receiving government grants or contracts from U.S. federal agencies, each government procurement official has the discretion to determine whether it considers Verint Systems and its subsidiaries “responsible” companies for purposes of each transaction. The government procurement officials may also seek advice from government agency debarring officials to determine if Verint Systems and its subsidiaries should be considered for suspension or debarment from receiving government contracts or grants from U.S. federal agencies.

In addition, Verint must comply with domestic and foreign laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how Verint does business with government agencies in various countries and may impose added costs on its business. Verint’s government contracts may contain, or under applicable law may be deemed to contain, provisions not typically found in private commercial contracts, including provisions enabling the government party to:

•	terminate or cancel existing contracts for convenience;

•	in the case of the U.S. federal government, suspend Verint from doing business with a foreign government or prevent it from selling its products in certain countries;

•	audit and object to Verint’s contract-related costs and expenses, including allocated indirect costs; and

•	unilaterally change contract terms and conditions, including warranty provisions, schedule, quantities and scope of work, in advance of an agreement on corresponding pricing adjustments.

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

Verint may not be able to receive or retain the necessary licenses or authorizations required for it to import or export some of its products.

Verint is required to obtain export licenses or qualify for other authorizations from the United States, Israel and other governments to export some of the products that it develops or manufactures in these countries and, in any event, is required to comply with applicable import and export control laws of each country generally. There can be no assurance that Verint will be successful in obtaining or maintaining the licenses and other authorizations required to import or export its products from applicable government authorities. In addition, export laws and regulations in particular are revised from time to time and can be extremely complex in their application. If Verint is found not to have complied with applicable export control laws, it may be fined or penalized by, among other things, having its ability to obtain export licenses curtailed or eliminated, possibly for an extended period of time. Verint’s failure to receive or maintain any required import or export licenses or authorizations or its penalization for failure to comply with applicable international trade laws in general would hinder its ability to sell its products and could materially adversely affect its business, financial condition and results of operations.

U.S. and foreign governments could refuse to buy Verint’s Communications Intelligence solutions or could deactivate its security clearances in their countries thereby restricting or eliminating Verint’s ability to sell these solutions in those countries.

Some of Verint Systems’ subsidiaries maintain security clearances in the United States and other countries in connection with the development, marketing, sale, and support of Verint’s Communications Intelligence solutions. These clearances are reviewed from time to time by the applicable government agencies in these countries and, following these reviews, Verint’s security clearances are either maintained or deactivated. Verint’s security clearances can be deactivated for many reasons, including that the clearing agencies in some countries may object to the fact that it does business in certain other countries or the fact that its local subsidiary is affiliated with or controlled by an entity based in another country. In the event that Verint’s security clearances are deactivated in any particular country, it would lose the ability to sell its

Communications Intelligence solutions in that country for projects that require security clearances. Additionally, any inability to obtain or maintain security clearances in a particular country may affect Verint’s ability to sell its Communications Intelligence solutions in that country generally, even for non-secure projects. Verint has in the past, and may in the future, have its security clearances deactivated. Any inability to obtain or maintain clearances can materially adversely affect Verint’s results of operations.

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

Verint’s products are in some cases used by customers to compile and analyze highly sensitive or confidential information and data, including in some cases, information or data used in intelligence gathering or law enforcement activities. Customers are also increasingly focused on the security of Verint’s products. While Verint’s customers’ use of its products in no way affords Verint access to the customer’s sensitive or confidential information or data, Verint may receive or come into contact with such information or data when it is asked to perform services or support functions for its customers. Verint has implemented policies and procedures to help ensure the proper handling of such information and data, including background screening of services personnel, non-disclosure agreements, access rules, and controls on its information technology systems. Verint also works to ensure the security of its products, including through the use of encryption, access rights and other customary security features. However, these measures are designed to mitigate the risks associated with handling or processing sensitive data and cannot safeguard against all risks at all times. The improper handling of sensitive data, or even the perception of such mishandling (whether or not valid) or other security lapses or risks by Verint or within its products could reduce demand for Verint’s products or otherwise expose it to financial or reputational harm.

Risks Related to International Operations

Geopolitical, economic and military conditions in countries in which our subsidiaries operate may adversely affect our subsidiaries.

Geopolitical, economic and military conditions could directly affect our subsidiaries’ operations. Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities, military actions or political unrest in countries in which our subsidiaries operate and the nationalization of privately owned telecommunications companies, may cause disruptions to our subsidiaries’ business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of our subsidiaries’ products, the business, including the revenue, profitability and cash flows, of our subsidiaries could be materially adversely affected. In addition, if these events result in restrictions on travel or unsafe travel conditions, the ability of our subsidiaries to service their existing clients and secure new business from potential new clients will be adversely affected.

Our subsidiaries have significant international sales, which subjects them to risks inherent in foreign operations.

Our subsidiaries currently derive a significant portion of their total revenue from customers outside of the United States and maintain significant operations in Israel, France, the United Kingdom, India, China and Canada and elsewhere throughout the world. Conducting business internationally exposes our subsidiaries to particular risks inherent in doing business in international markets, including, but not limited to:

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

As our subsidiaries operate and sell internationally, they are subject to the U.S. Foreign Corrupt Practices Act (or the FCPA) and other laws of the United States and other countries, including the UK Bribery Act, that prohibit improper payments or offers of payments to foreign governments and their officials and political parties and to other persons in a commercial context by our United States and other business entities for the purpose of obtaining or retaining business. Our subsidiaries have operations, deal with customers and make sales in countries known to experience corruption. Our subsidiaries’ activities in these countries create the risk of unauthorized payments or offers of payments by one of their employees, consultants, sales agents or distributors that could be in violation of various U.S. and local laws, including the FCPA, even though these parties are not always subject to our subsidiaries’ control.

The Audit Committee of CTI’s Board of Directors previously conducted an internal investigation of alleged improper payments made by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. CTI voluntarily disclosed the matter to the SEC and the United States Department of Justice (or the DOJ). In April 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. During the first quarter of the fiscal year ending January 31, 2012, CTI entered into agreements with the DOJ and the SEC to resolve allegations that CTI and certain of its foreign subsidiaries violated the books and records and internal controls provisions of the FCPA by inaccurately recording certain improper payments made from 2003 through 2006 by certain former employees and an external sales agent of Comverse Ltd. or its subsidiaries, in connection with the sale of certain products in foreign jurisdictions. Under a non-prosecution agreement with the DOJ, CTI paid a fine of $1.2 million to the DOJ and agreed to continue to implement improvements in its internal controls and anti-corruption practices and policies. Under a settlement agreement with the SEC, CTI paid approximately $1.6 million in disgorgement and pre-judgment interest and is required under a conduct-based injunction to comply with the books and records and internal controls provisions of the FCPA.

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

Although partially mitigated by our hedging activities, we are impacted by currency exchange rates and fluctuations thereof in a number of ways, including the fact that:

•

A significant portion of our subsidiaries’ expenses, principally salaries and related personnel expenses, is incurred in new Israeli shekels (or NIS), whereas the currency we use to report our financial results is the U.S. dollar and most of our subsidiaries’ revenue is generated in dollars. A significant strengthening of the NIS against the U.S. dollar can considerably increase the U.S. dollar value of our expenses in Israel. Should the NIS increase its strength in comparison to the U.S. dollar, the U.S. dollar value of these expenses will correspondingly increase, and our results of operations will be adversely affected;

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

In addition, certain countries limit the outflow of their currencies to purchase products from foreign companies thus limiting the ability of existing or potential customers to purchase our subsidiaries’ products. As a result, these practices may have a material adverse effect on our business, financial condition and results of operations, including revenue, profitability and cash flows.

Risks Related to Operations in Israel

Conditions in Israel and the surrounding Middle East may materially adversely affect our subsidiaries’ operations and personnel and may limit their ability to produce and sell their products.

Our subsidiaries have significant operations in Israel, including research and development, manufacturing, sales, and support. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past, and may in the future, lead to security and economic problems for Israel. In addition, certain countries in the Middle East adjacent to Israel, including Egypt and Syria, recently experienced and some continue to experience political unrest and instability marked by civil demonstrations and violence, which in some cases resulted in the replacement of governments and regimes. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region have affected and may in the future affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts involving Israel may impede our subsidiaries’ ability to manufacture, sell, and support our products, engage in research and development, or otherwise adversely affect their business or operations. In addition, many of our subsidiaries’ employees in Israel are required to perform annual mandatory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our subsidiaries’ operations. Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners could materially adversely affect our results of operations.

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

In addition, the OCS grants limit, to a certain extent, the ability of certain of our subsidiaries to transfer technology, know-how and manufacture products outside Israel if such technology, know-how or products were developed using these grants. These limitations may impair the ability of some of our subsidiaries to outsource manufacturing, enter into strategic alliances or engage in similar arrangements for those technologies, know-how or products.

The ability of CTI’s Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid and loans extended by Israeli subsidiaries may be subject to taxes.

The ability of our Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of its earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to provisions of the Convention for the Avoidance of Double Taxation between Israel and the United States (referred to as the Convention). Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States, and, in the case of Israel, such dividends distributed out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. In addition, in case the dividend is distributed out of tax exempted income (derived in a period in which a company was entitled to tax exempt income in accordance with the Encouragement Law), a company will be subject, in the tax year in which the dividend is distributed, to corporate tax on the grossed up transferred amounts, according to the corporate tax rate to which our income was subject under the Approved Enterprise program (10%). CTI or any of its U.S subsidiaries would generally be subject to U.S. tax on receipt of any dividends from its Israeli subsidiaries (to the extent that those earnings have not already been subject to U.S. taxation), but would generally be entitled to claim a U.S. tax credit or deduction for the amount of any Israeli withholding tax or any Israeli income taxes paid by the subsidiary on the dividends distributed. In addition, adverse U.S. tax consequences may apply to loans or credit support arrangements extended by our Israeli subsidiaries to their U.S. shareholders, including CTI.

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

As discussed above, as a result of the delay in filing its periodic reports under the Exchange Act, CTI was unable to comply with the listing standards of NASDAQ and its common stock was suspended from trading effective February 1, 2007 and formally delisted effective June 1, 2007. Consequently, CTI’s common stock is traded over-the-counter on the “Pink Sheets.” After it determines that it is in the position to do so (based on the status of its filings of periodic reports with the SEC and resolution of the pending administrative proceeding under Section 12(j) of the Exchange Act), CTI intends to apply for the relisting of its common stock on NASDAQ or another national securities exchange as soon as practicable. However, CTI may not be successful in relisting its common stock on NASDAQ or another national securities exchange, in which event the liquidity or market price of its common stock may be adversely affected.

After CTI has filed all periodic reports required in a 12-month period and makes provision for the registration for issuance or sale of securities awarded under CTI’s equity incentive plans pursuant to a registration statement on Form S-8, current and former employees will be able to exercise stock options, will receive shares in settlement of vested deferred stock unit (or DSU) awards and may sell a significant number of shares of CTI’s common stock. Sales of a significant number of shares may result in declines in the market price of CTI’s common stock.

As a result of its failure to be current in its periodic reporting obligations under the federal securities laws, CTI has been ineligible to use its registration statements on Form S-8. After CTI has filed all periodic reports required for a preceding 12-month period and makes provision for the registration for issuance or sale of securities awarded under CTI’s equity incentive plans pursuant to a registration statement on Form S-8, holders of stock options will be able to exercise their options and, subject to certain conditions, sell the shares purchased upon exercise. In addition, after CTI has an effective registration statement on Form S-8 on file with the SEC, holders may decide to exercise a significant number of stock options, will be entitled to receive shares in settlement of vested DSU awards and may sell a significant number of shares of CTI’s common stock. As of April 30, 2011, current and former employees held (i) vested stock options to purchase 10,698,200 shares of CTI’s common stock, of which stock options to purchase an aggregate of 1,279,284 shares of common stock had an exercise price per share lower than the closing market price per share of common stock on such date and (ii) vested DSU awards covering 1,074,866 shares of common stock. Sales of a significant number of shares by current and former employees may result in declines in the market price of CTI’s common stock.

CTI may issue additional equity securities, which would lead to dilution of its issued and outstanding common stock.

CTI may issue additional equity securities, which would lead to dilution of its issued and outstanding common stock. CTI has used and may continue to use its common stock or securities convertible into common stock to acquire technology, products, product rights and businesses, or reduce or retire indebtedness, if any, among other purposes. In addition, pursuant to an agreement to settle a shareholder class action, which agreement was approved by the court in which such action was pending on June 23, 2010, CTI has the right to elect to pay, in lieu of cash, up to an aggregate of $82.5 million of the settlement consideration due on or before November 15, 2011 in shares of CTI’s common stock valued using the ten day average of the closing prices of such shares prior to such election, provided that such shares are listed on a national securities exchange on or before the payment date. Furthermore, the Board intends to adopt and submit for shareholder approval, a new equity incentive plan. Due to our limited ability to grant equity compensation to our employees since March 2006, the number of shares that will be authorized for issuance upon exercise of stock options or otherwise under this new equity incentive plan may be significant. The issuance of additional equity securities or securities convertible into equity securities for these or other purposes would result in dilution of existing shareholders’ equity interests.

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

We lease office space and manufacturing and related facilities for our operations worldwide. Each of CTI and Verint leases office space for its corporate headquarters in New York. We also have leases for our various sales offices worldwide. The following table presents, as of January 31, 2011, the country location and size (expressed in square feet) of the facilities leased by each of our segments:

	Comverse	Verint	All Other	Total
United States	547,091	256,805	17,320	821,216
Israel	537,378	175,582	47,752	760,712
France	47,817	—	—	47,817
United Kingdom	37,689	44,097	—	81,786
Italy	20,243	—	—	20,243
India	25,267	—	—	25,267
China	15,762	24,682	—	40,444
Singapore	9,101	—	—	9,101
Canada	7,165	34,466	—	41,631
Other	97,351	50,725	1,087	149,163

Total	1,344,864	586,357	66,159	1,997,380

For the fiscal year ended January 31, 2011, the aggregate base annual rent for the facilities under lease, net of sub-lease income, was approximately $40.0 million, and such leases may be subject to various pass-throughs and escalation adjustments. For more detailed information about our leases, see note 15 to the consolidated financial statements included in Item 15 of this Annual Report.

Verint owns approximately 12.3 acres of land, including 40,000 square feet of office space in Durango, Colorado. On October 10, 2006, Verint entered into a 10-year lease with a third party for 6.5 acres of these 12.3 acres. The remaining 5.8 acres, including the office space, are subject to a security interest under the new credit agreement Verint entered into on April 29, 2011. Verint also owns approximately 35,000 square feet of office and storage space in Bexbach, Germany.

In September 2010, Comverse Ltd. sold approximately 13.5 acres of unimproved land in Ra’anana, Israel. For a more detailed discussion of the sale of land, see Item 1, “Business—Dispositions of Assets—Sale of Land” and note 5 to the consolidated financial statements included in Item 15 of this Annual Report.

We believe that our facilities are adequate for our current operations. We may endeavor to selectively reduce or expand our existing lease commitments as circumstances warrant.

ITEM 3.	LEGAL PROCEEDINGS

Proceedings Related to CTI’s Special Committee Investigations

Overview

On March 14, 2006, CTI announced the creation of a Special Committee of its Board of Directors (referred to as the Special Committee) composed of outside directors to review CTI’s historic stock option grant practices and related accounting matters, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. In November 2006, the Special Committee’s investigation was expanded to other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the misstatement of backlog. The Special Committee issued its report on January 28, 2008. Following the commencement of the Special Committee’s investigation, CTI, certain of its subsidiaries and some of CTI’s former directors and officers and a current director were named as defendants in several class and derivative actions, and CTI commenced direct actions against certain of its former officers and directors. For more information concerning the Special Committee’s investigation, see the section entitled “Explanatory Note” immediately preceding Item 1 of the Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 (referred to as the Comprehensive Form 10-K) filed with the SEC on October 4, 2010.

Petition for Remission of Civil Forfeiture

In July 2006, the U.S. Attorney filed a forfeiture action against certain accounts of Jacob “Kobi” Alexander, CTI’s former Chairman and Chief Executive Officer, that resulted in the United States District Court for the Eastern District entering an order freezing approximately $50.0 million of Mr. Alexander’s assets. In order to ensure that CTI receives the assets in Mr. Alexander’s frozen accounts, in July 2007, CTI filed with the U.S. Attorney a Petition for Remission of Civil Forfeiture requesting remission of any funds forfeited by Mr. Alexander. The United States District Court entered an order on November 30, 2010 directing that the assets in such accounts be liquidated and remitted to CTI. The process of liquidating such assets has been completed and the proceeds from the assets in such accounts have been transferred to a class action settlement fund in conjunction with the settlements of the Direct Actions (as defined below), the consolidated shareholder class action and shareholder derivative actions. The agreement to settle the shareholder class action was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively. For the material terms of the settlements, see “—Settlement Agreements.”

Direct Actions

Based on the Special Committee’s findings, CTI commenced litigations against three former executive officers as a result of their misconduct relating to historical stock option grants. On January 16, 2008, CTI commenced an action against Mr. Alexander, its former Chairman and Chief Executive Officer, and William F. Sorin, its former Senior General Counsel and director, in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Alexander et al., No. 08/600142. On January 17, 2008, CTI commenced an action against David Kreinberg, its former Executive Vice President and Chief Financial Officer, in the Superior Court of New Jersey, captioned Comverse Technology, Inc. v. Kreinberg (N.J. Super. Ct.). That action was discontinued and on January 8, 2009, a separate action was commenced against Mr. Kreinberg in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Kreinberg, No. 09/600052. The actions captioned Comverse Technology, Inc. v. Alexander et al. and Comverse Technology, Inc. v. Kreinberg are referred to collectively as the “Direct Actions.” The Direct Actions asserted claims for fraud, breach of fiduciary duty, and unjust enrichment in connection with the defendants’ conduct related to historical stock option grants. As part of the agreement to settle the federal and state derivative actions, which was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively, CTI dismissed the Direct Actions on September 29, 2010. For the material terms of the settlement, see “—Settlement Agreements.”

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

Shareholder Class Action

Beginning on or about April 19, 2006, class action lawsuits were filed by persons identifying themselves as CTI shareholders, purportedly on behalf of a class of CTI’s shareholders who purchased its publicly traded securities. Two actions were filed in the United States District Court for the Eastern District of New York, and three actions were filed in the United States District Court for the Southern District of New York. On August 28, 2006, the actions pending in the United States District Court for the Southern District of New York were transferred to the United States District Court for the Eastern District of New York. A consolidated amended complaint under the caption In re Comverse Technology, Inc. Sec. Litig., No. 06-CV-1825, was filed by the court-appointed Lead Plaintiff, Menorah Group, on March 23, 2007. The consolidated amended complaint was brought on behalf of a purported class of CTI shareholders who purchased CTI’s publicly traded securities between April 30, 2001 and November 14, 2006. The complaint named CTI and certain of its former officers and directors as defendants and alleged, among other things, violations of Sections 10(b) and 14(a) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options. The action sought compensatory damages in an unspecified amount.

The parties to this action entered into a settlement agreement on December 16, 2009, which was amended on June 19, 2010 and approved by the court in which such action was pending on June 23, 2010. For the material terms of the settlement, see “—Settlement Agreements.”

Settlement Agreements

On December 16, 2009 and December 17, 2009, CTI entered into agreements to settle the consolidated shareholder class action and consolidated shareholder derivative actions described above, respectively. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (referred to as the Opt-out Credit) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. In connection with such settlements, CTI dismissed its Direct Actions against Messrs. Alexander, Kreinberg and Sorin, who, in turn, dismissed any counterclaims they filed against CTI.

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

•	$30.0 million that was paid in May 2011; and

•	$112.5 million (less the amount, if any, by which the Opt-out Credit exceeds the holdback described above) payable on or before November 15, 2011.

Of the $112.5 million due on or before November 15, 2011, $82.5 million is payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten day average of the closing prices of CTI’s common stock prior to such election, provided that CTI’s common stock is listed on a national securities exchange on or before the payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million. The payment of $30.0 million made in May 2011 could also have been paid in shares of CTI’s common stock if, prior thereto, CTI had met such conditions to using shares as payment consideration. If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use the proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full.

In addition, as part of the settlements of the Direct Actions, the consolidated shareholder class action and shareholder derivative actions, Mr. Alexander agreed to pay $60.0 million to CTI to be deposited into the derivative settlement fund and then transferred into the class action settlement fund. All amounts payable by Mr. Alexander have been paid. Also, as part of the settlement of the shareholder derivative actions, Mr. Alexander transferred to CTI shares of Starhome B.V. representing 2.5% of its outstanding share capital.

Pursuant to the amendment, Mr. Alexander agreed to waive certain rights to terminate the settlement and received the right to a credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. CTI’s settlement of claims against it in the class action for aggregate consideration of up to $165.0 million (less the Opt-out Credit) is not contingent upon Mr. Alexander satisfying his payment obligations. Certain other defendants in the Direct Actions and the shareholder derivative actions have paid or agreed to pay to CTI an aggregate of $1.4 million and certain former directors agreed to relinquish certain outstanding unexercised stock options. As part of the settlement of the shareholder derivative actions, CTI paid, in October 2010, $9.4 million to cover the legal fees and expenses of the plaintiffs. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action.

Under the terms of the settlements, Mr. Alexander and his wife relinquished their claims to the assets in Mr. Alexander’s frozen accounts that were subject to the forfeiture action, and the United States District Court entered an order on November 30, 2010 directing that the assets in such accounts be liquidated and remitted to CTI. The process of liquidating such assets has been completed and the proceeds from the assets in such accounts have been transferred to the class action settlement fund.

The agreement to settle the consolidated shareholder class action, as amended, was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively.

Opt-Out Plaintiffs’ Action

On September 28, 2010, an action was filed in the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436. Plaintiffs allege that they are CTI shareholders who purchased CTI’s publicly traded securities in 2005, 2006 and 2007. The plaintiffs, Maverick Fund, L.D.C. and certain affiliated investment funds, opted not to participate in the settlement of the consolidated shareholder class action described above. The complaint names CTI, its former Chief Executive Officer and certain of its former officers and directors as defendants and alleges, among other things, violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options, other accounting practices at CTI and the timeline for CTI to become current in its periodic reporting obligations. The action seeks compensatory damages in an unspecified amount. We filed a motion to dismiss the complaint in December 2010, and a hearing on the motion was conducted on March 4, 2011. The court has not yet issued its decision.

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

Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both seek to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise by certain employees and former employees of certain CTI and Verint Systems stock options, respectively. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The

Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. The Katriel case has been consolidated with the Katriel case filed in the Tel Aviv District Court (Case Number 1334/09) and is subject to the stay discussed above. The Deutsch case has been scheduled for a preliminary hearing in the Tel Aviv District Court in October 2011.

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

As a result of CTI’s inability to become current in its periodic reporting obligations under the federal securities laws in accordance with the final judgment and court order by February 8, 2010, CTI received an additional “Wells Notice” from the staff of the SEC on February 4, 2010. The Wells Notice provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI’s securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a “Wells Notice” have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (or OIP) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock because, prior to the filing of the Comprehensive Form 10-K with the SEC on October 4, 2010, CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge issued an initial decision to revoke the registration of CTI’s common stock. The initial decision does not become effective until the SEC issues a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which the final brief was filed on November 1, 2010. On February 17, 2011, the SEC issued an order directing the parties to file additional briefs in the matter and such briefs were filed on March 7, 2011. In May 2011, the SEC granted CTI’s motion for oral argument and such argument is scheduled for July 14, 2011. After the SEC issues its final order, either party may appeal such order to the federal court of appeals. Although the SEC granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, CTI cannot at this time predict the outcome of such review or any appeal therefrom. If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

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

Investigation of Alleged Unlawful Payments

On March 16, 2009, CTI disclosed that the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments made by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. The Audit Committee found that the conduct at issue did not involve CTI’s current executive officers. The Audit Committee also reviewed Comverse’s other existing and prior arrangements with agents. When the Audit Committee commenced the investigation, CTI voluntarily disclosed to the SEC and the DOJ these facts and advised that the Audit Committee had initiated an internal investigation and that the Audit Committee would provide the results of its investigation to the agencies. On April 27, 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. The Audit Committee provided information to, and cooperated fully with, the DOJ and the SEC with respect to its findings of the internal investigation and resulting remedial action.

On April 7, 2011, CTI entered into a non-prosecution agreement with the DOJ and the SEC submitted a settlement agreement with CTI to the United States District Court for the Eastern District of New York for its approval, which was obtained on April 12, 2011. These agreements resolved allegations that CTI and certain of its foreign subsidiaries violated the books and records and internal controls provisions of the FCPA by inaccurately recording certain improper payments made from 2003 through 2006 by certain former employees and an external sales agent of Comverse Ltd. or its subsidiaries, in connection with the sale of certain products in foreign jurisdictions.

Under the non-prosecution agreement with the DOJ, CTI paid a fine of $1.2 million to the DOJ and agreed to continue to implement improvements in its internal controls and anti-corruption practices and policies. Under its settlement agreement with the SEC, CTI paid approximately $1.6 million in disgorgement and pre-judgment interest and is required under a conduct-based injunction to comply with the books and records and internal controls provisions of the FCPA.

Ulticom Shareholder Class Action

On October 14, 2010, a purported shareholder class action was filed in the Superior Court of New Jersey, Chancery Division, Burlington County, entitled Greenbaum v. Ulticom, Inc. et al., No. c 86-10, against Ulticom, Platinum Equity and certain of its affiliates, and Ulticom’s board of directors. The complaint alleged that Ulticom’s directors breached their fiduciary duties by failing to ensure that Ulticom’s shareholders receive maximum value for their shares in connection with the proposed acquisition of Ulticom by Platinum Equity and that Platinum Equity aided and abetted such breaches of fiduciary duty. The action sought, among other things, injunctive relief, rescission and attorneys’ fees and costs. On December 16, 2010, the plaintiff filed a Notice of Voluntary Dismissal to terminate the action without prejudice, with each party to bear its own expenses. The case was dismissed on December 21, 2010.

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

The following table sets forth the high and low intra-day sales prices of CTI’s common stock, as reported by the Pink OTC Markets Inc. for the period February 1, 2009 through January 31, 2011:

Fiscal Year	Fiscal Quarter	Low	High
2010	11/1/2010-1/31/2011	$6.56	$8.23
	8/1/2010-10/31/2010	$4.59	$8.07
	5/1/2009-7/31/2010	$7.05	$9.18
	2/1/2010-4/30/2010	$8.20	$9.85

2009	11/1/2009 –1/31/2010	$8.12	$9.90
	8/1/2009 –10/31/2009	$7.50	$9.15
	5/1/2009 – 7/31/2009	$6.60	$8.85
	2/1/2009 – 4/30/2009	$5.25	$7.27

As of May 25, 2011, the latest practicable date, the last reported sale price of CTI’s common stock was $7.33 per share and there were approximately 1,170 holders of record of CTI’s common stock. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners.

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

Verint is a party to a credit agreement that contains certain restrictive covenants which, among other things, preclude Verint Systems from paying cash dividends and limit its ability to make asset distributions to its stockholders, including CTI. In addition, pursuant to its investment agreements, Starhome B.V. is precluded from paying cash dividends to its shareholders without the approval of certain minority shareholders.

Performance Graph

The following performance graph compares the cumulative five-year total return to shareholders from an investment in CTI’s common stock with the cumulative five-year total returns of the S&P 500 Index and S&P 400 Telecommunication Services Index, assuming a hypothetical investment of $100 in CTI’s common stock and in each index on January 31, 2006 and the reinvestment of any dividends. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return
Company/Index	Base Period: January 31, 2006	January 31, 2007	January 31, 2008	January 31, 2009	January 31, 2010	January 31, 2011
Comverse Technology, Inc.	$100	$71.16	$59.69	$23.07	$34.72	$23.95
S&P 500 Index	$100	$114.51	$111.87	$68.66	$91.41	$111.69
S&P 400 Telecommunication Services Index	$100	$154.01	$138.19	$76.50	$85.70	$105.61

Securities Authorized for Issuance Under Equity Compensation Plans

For a discussion related to securities authorized for issuance under equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

CTI has not been eligible to register grants of securities made to employees, executive officers and directors of CTI and Comverse under the Securities Act on a registration statement on Form S-8 as CTI has not filed all periodic reports required in a 12-month period. During the fiscal year ended January 31, 2011, CTI granted unregistered DSU awards to certain CTI directors and executive officers and certain CTI and Comverse employees, as described below, in private placements in reliance on exemptions from the registration requirement of the Securities Act afforded by Section 4(2) thereof and unregistered stock options to non-executive employees in reliance on the “no-sale” theory.

Grants of Deferred Stock Awards

Unless otherwise noted:

•

Grants made on March 11, 2010, March 26, 2010, October 10, 2010, October 13, 2010, October 14, 2010 and December 2, 2010 were made under the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan and all other grants were made under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan;

•	Each DSU represents the right to receive one share of CTI’s common stock at the end of the applicable deferral period; and

•

Delivery of shares in settlement of DSU awards granted in the fiscal year ended January 31, 2011 will be made on the applicable vesting date, subject to accelerated vesting under certain circumstances.

Director Grants

On October 14, 2010, the Chairman of CTI’s Board of Directors was granted a DSU award covering 6,107 shares of CTI’s common stock. The DSU award vested on January 1, 2011 and shares of CTI’s common stock in settlement thereof are scheduled to be delivered on the first date on which such shares are the subject of an effective registration statement on Form S-8, but in no event later than March 15, 2012.

On December 2, 2010, each of the then ten non-management members of CTI’s Board of Directors was granted a DSU award for 7,853 shares of CTI’s common stock. In addition, the Chairman of CTI’s Board of Directors was granted an additional DSU award covering 19,634 shares of CTI’s common stock. Each of these DSU awards is scheduled to vest and shares of CTI’s common stock in settlement thereof are scheduled to be delivered on January 1, 2012.

New Hire Grants

On February 9, 2010, CTI’s Board of Directors approved the grant of DSU awards covering an aggregate of 35,000 shares of CTI’s common stock to two newly hired employees. One-third (1/3) of the DSU award covering 15,000 shares vested on January 18, 2011 and one-third (1/3) of such award is scheduled to vest on each of the second and third anniversaries of the employee’s start date, January 18, 2010. Delivery of the shares in settlement of this award will be made on the vesting date, subject to accelerated vesting under certain circumstances, provided that, if on any vesting date there is no effective registration statement on Form S-8 in respect of such shares, the delivery of the shares vested on such vesting date will be deferred to the first date following such vesting date on which such shares are the subject of an effective registration statement on Form S-8, but in no event later than March 15 of the year succeeding such vesting date. One-third (1/3) of the DSU award covering 20,000 shares of CTI common stock vested on February 16, 2011 and, upon the resignation of the grantee effective April 29, 2011, shares in settlement of the vested portion of the award were delivered to the grantee and the remaining portions of such award were forfeited.

On May 27, 2010, CTI’s Board of Directors approved the grant of two DSU awards, one for 40,000 shares and one for 30,000 shares, to each of the former Senior Vice President, Global Services of Comverse, Inc. and the Senior Vice President, Human Resources of Comverse, Inc. upon the commencement of their employment on June 1, 2010 and June 13, 2010, respectively. In connection with the separation of the former Senior Vice President, Global Services of Comverse, Inc. effective April 15, 2011, his DSU award covering 40,000 shares was forfeited and his DSU award covering 30,000 shares vested and shares in settlement of such award were delivered to the grantee. The DSU award of 40,000 shares granted to the Senior Vice President, Human Resources of Comverse, Inc. is scheduled to vest as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of June 13, 2010 and as to thirty percent (30%) on each of the second and third anniversaries of such date, subject to accelerated vesting under certain circumstances. The DSU award of 30,000 shares granted to the Senior Vice President, Human Resources of Comverse, Inc. is scheduled to vest as to one-third (1/3) on each of the first, second and third anniversaries of June 13, 2010, subject to accelerated vesting under certain circumstances.

Executive Officer Grants

On March 11, 2010, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the grant of DSU awards covering 150,000 shares, 90,000 shares, 90,000 shares and 24,000 shares to the former Executive Vice President and Chief Financial Officer, the Senior Vice President, Global Products and Operations of Comverse, Inc. (who subsequently was appointed as Senior Vice President, BSS Chief Products Officer of Comverse, Inc.), the Senior Vice President, General Counsel and Corporate Secretary and the Chief Accounting Officer, respectively. The DSU award covering 150,000 shares granted to the former Executive Vice President and Chief Financial Officer was forfeited upon his resignation on October 10, 2010. Forty percent (40%) of the shares covered by each of the other DSU awards vested on the first anniversary of the date of grant and is subject to deferred delivery. Each of the other DSU awards is scheduled to vest and be delivered as to thirty percent (30%) on each of the second and third anniversaries of the date of grant.

On March 26, 2010, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved the grant of a DSU award covering 300,000 shares to CTI’s former President and Chief Executive Officer. The DSU award vested upon the separation of CTI’s former President and Chief Executive Officer, effective March 4, 2011 and is subject to deferred delivery.

On May 26, 2010, the Compensation and Leadership Committee, pursuant to authority delegated to it by CTI’s Board of Directors, approved the grant of a DSU award covering 130,000 shares to the former Executive Vice President, President, Global Sales of Comverse, Inc. The DSU award was forfeited upon his resignation effective April 18, 2011.

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

Employees

On March 11, 2010, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved grants of DSU awards covering an aggregate of 324,000 shares of CTI’s common stock to fourteen employees. DSU awards covering an aggregate of 261,000 shares of CTI’s common stock vested as to forty percent (40%) of the shares covered by such DSU awards on the first anniversary of the date of grant and are subject to deferred delivery. Each of such DSU awards is scheduled to vest and be delivered as to thirty percent (30%) of the shares covered by such DSU award on each of the second and third anniversaries of the date of grant. DSU awards granted to two employees covering an aggregate of 63,000 shares of CTI’s common stock vested as to forty percent (40%) of the shares covered by such DSU awards on the first anniversary of the date of grant and, upon the separation of the grantees in April 2011, shares in settlement of the vested portions of the awards were delivered to the grantees and the remaining portions of such awards were forfeited.

On May 26, 2010, the Compensation and Leadership Committee, pursuant to authority delegated to it by CTI’s Board of Directors, approved grants of DSU awards covering an aggregate of 96,000 shares of CTI’s common stock to five employees. In connection with the termination of employment of two of the grantees on December 17, 2010 and April 22, 2011, their DSU awards covering an aggregate of 36,000 shares were forfeited. Each of the other DSU awards is scheduled to vest and be delivered as to forty percent (40%) of the shares covered by such DSU awards on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant.

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

On October 13, 2010, upon recommendation of the Compensation and Leadership Committee, CTI’s Board of Directors approved grants of DSU awards covering an aggregate of 132,500 shares of CTI’s common stock to seven employees. A DSU award covering 25,000 shares was forfeited upon the resignation of one of the grantees effective April 29, 2011. Each of the other DSU grants is scheduled to vest and be delivered as to forty percent (40%) of the shares covered by such DSU awards on the first anniversary of the date of grant (or, in the case of a DSU award covering 7,500 shares, on the first anniversary of August 16, 2010) and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant (or, in the case of a DSU award covering 7,500 shares, on each of the second and third anniversaries of August 16, 2010).

Issuer Purchases of Equity Securities

In the fiscal year ended January 31, 2011, CTI purchased an aggregate of 248,982 shares of CTI’s common stock from certain of its members of the Board of Directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by CTI are deposited in CTI’s treasury. CTI does not have a specific repurchase plan or program. The following table provides information regarding CTI’s purchases of its common stock in respect of each month during the fiscal year ended January 31, 2011 during which purchases occurred:

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

The following table presents selected consolidated financial data as of and for the fiscal years ended January 31, 2011, 2010, 2009, 2008 and 2007. The selected consolidated financial data as of January 31, 2011 and 2010 and for the fiscal years ended January 31, 2011, 2010 and 2009 were derived from the consolidated financial statements included in Item 15 of this Annual Report. The selected consolidated financial data as of January 31, 2009, 2008 and 2007 and for the fiscal years ended January 31, 2008 and 2007 were derived from audited consolidated financial statements that are not included in this Annual Report.

The selected financial data reflects the impact of the Ulticom Sale which was completed on December 3, 2010. As a result of the Ulticom Sale, the results of operations of Ulticom, including the gain on the Ulticom Sale, are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the consolidated statement of operations data for all fiscal periods presented below, and the assets and liabilities of Ulticom are reflected in discontinued operations in the consolidated balance sheet data as of January 31, 2010, 2009, 2008 and 2007 presented below.

The comparability of the selected consolidated financial data as of and for the fiscal years ended January 31, 2011, 2010, 2009, 2008 and 2007 has been materially affected primarily by business acquisitions, including Verint’s acquisition of Witness in May 2007 and Comverse’s acquisition of Netcentrex in May 2006, the impairment of goodwill, intangible assets and short-term investments, in each of the fiscal years ended January 31, 2009 and 2008, a litigation settlement accrual recorded in the fiscal year ended January 31, 2007, the incurrence of significant professional fees in connection with the Special Committee investigations, the revenue recognition evaluations and efforts to become current in periodic reporting obligations under the federal securities laws, our adoption of the new accounting standard for stock-based compensation in the fiscal year ended January 31, 2007, our adoption of the new accounting standard for uncertain tax positions in the fiscal year ended January 31, 2008, the incurrence of indebtedness by Verint to partially finance the purchase price of the Witness acquisition, the repurchase by CTI of $417.3 million aggregate principal amount of certain convertible debt obligations as required under the terms of the applicable indenture in the fiscal year ended January 31, 2010 and the Ulticom Sale on December 3, 2010. The selected consolidated financial data presented should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in Item 15 of this Annual Report.

	Fiscal Years Ended January 31,
	2011	2010	2009 (1)	2008 (1)(2)	2007 (2)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$1,623,427	$1,533,937	$1,628,627	$1,669,975	$1,374,183
Loss from operations	(49,915)	(193,101)	(193,805)	(407,589)	(388,583)
Net loss from continuing operations	(107,463)	(221,190)	(351,417)	(470,374)	(346,346)
(Loss) income from discontinued operations, net of tax	(11,039)	(43,062)	(7,371)	(1,625)	5,166
Net Loss	(118,502)	(264,252)	(358,788)	(471,999)	(341,180)
Less: Net (income) loss attributable to noncontrolling interest	(13,820)	(7,783)	33,536	82,757	12,599
Net loss attributable to Comverse Technology, Inc.	(132,322)	(272,035)	(325,252)	(389,242)	(328,581)

(Loss) earnings per share attributable to Comverse Technology, Inc.’s shareholders:
Basic (loss) earnings per share
Continuing operations	(0.61)	(1.13)	(1.56)	(1.90)	(1.63)
Discontinued operations	(0.03)	(0.20)	(0.03)	(0.01)	0.01

Basic loss per share	$(0.64)	$(1.33)	$(1.59)	$(1.91)	$(1.62)

Diluted loss per share
Continuing operations	(0.62)	(1.13)	(1.56)	(1.90)	(1.62)
Discontinued operations	(0.03)	(0.20)	(0.03)	(0.01)	0.00

Diluted loss per share	$(0.65)	$(1.33)	$(1.59)	$(1.91)	$(1.62)

	As of January 31,
	2011(3)	2010	2009	2008 (4)	2007
	(In thousands)
Consolidated Balance Sheet Data:
Total assets (5)	$2,813,922	$3,101,211	$3,748,268	$4,169,884	$3,727,875
Indebtedness, including current maturities (6)	591,429	623,107	1,044,477	1,024,815	396,630
Comverse Technology, Inc. shareholders’ equity (7)	413,008	422,486	653,258	985,071	1,514,313
Total equity	485,887	509,722	763,187	1,123,710	1,702,986
Accumulated deficit	(1,707,638)	(1,575,316)	(1,303,281)	(978,029)	(514,411)

(1)	Includes the results of operations of Witness (i) for the entire fiscal year ended January 31, 2009 and (ii) from its acquisition by Verint in May 2007 for the fiscal year ended January 31, 2008.
(2)	Includes the results of operations of Netcentrex (i) for the entire fiscal year ended January 31, 2008 and (ii) from its acquisition by Comverse in May 2006 for the fiscal year ended January 31, 2007.
(3)	Excludes the balance sheet data of Ulticom, Inc. which was sold on December 3, 2010.
(4)	Includes the balance sheet data of Witness which was acquired by Verint in May 2007.
(5)	Includes assets of discontinued operations of approximately $106.8 million, $315.0 million, $317.8 million and $310.6 million as of January 31, 2010, 2009, 2008 and 2007, respectively.
(6)	Includes (i) outstanding secured borrowings under Verint’s prior facility as of January 31, 2011, 2010, 2009 and 2008 and (ii) aggregate principal amount of convertible debt obligations outstanding as of January 31, 2011, 2010, 2009, 2008 and 2007, respectively.
(7)	CTI has not declared a dividend during the fiscal years presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unless otherwise stated, this discussion and analysis relates to financial data as of January 31, 2011 and 2010 and for the fiscal years ended January 31, 2011, 2010 and 2009, which were derived from the consolidated financial statements included in Item 15 of this Annual Report. Percentages and amounts within this section may not calculate precisely due to rounding differences.

This discussion and analysis includes the following sections:

•	OVERVIEW, which summarizes our structure and management, significant events during the fiscal year, financial highlights and the key trends, challenges and uncertainties of our business segments;

•

RESULTS OF OPERATIONS, which provides a comparative discussion and analysis of our consolidated results of operations and, because management views and analyzes our business through our segments, a discussion and analysis of the results of operations of each of our segments (in each case, for the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010, and for the fiscal year ended January 31, 2010 compared to the fiscal year ended January 31, 2009). In addition, we discuss trends, events and uncertainties management currently believes are reasonably likely to have a material effect on future operational results;

•	LIQUIDITY AND CAPITAL RESOURCES, which provides an overview of recent liquidity developments, sources of liquidity, cash uses and other matters relating to our liquidity and capital resources;

•	OFF-BALANCE SHEET ARRANGEMENTS, which discloses certain material off-balance sheet arrangements;

•	CONTRACTUAL OBLIGATIONS, which discusses our long-term debt and other long-term and short-term contractual obligations as of January 31, 2011;

•	CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS, which discusses our accounting policies that require significant management judgment, assumptions and estimates; and

•	RECENT ACCOUNTING PRONOUNCEMENTS, which describes accounting standards that we implemented during the fiscal year and that we may be required to implement in future.

OVERVIEW

Structure and Management of CTI and Its Subsidiaries

CTI is a holding company that conducts business through its subsidiaries, principally, Comverse, Inc., Verint Systems, Starhome B.V. and, prior to its sale on December 3, 2010, Ulticom, Inc. CTI’s reportable segments for the fiscal year ended January 31, 2011 are:

Comverse. The Comverse segment is comprised of Comverse, Inc. and its subsidiaries. Comverse, Inc. is a wholly-owned subsidiary of CTI.

Verint. The Verint segment is comprised of Verint Systems and its subsidiaries. As of April 29, 2011, CTI held 42.5% of the outstanding shares of Verint Systems’ common stock and 100% of the outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, of Verint Systems (or the preferred stock), giving CTI aggregate beneficial ownership of 54.9% of Verint Systems’ common stock. The common stock of Verint Systems is publicly traded and Verint Systems files separate periodic and current reports with the SEC, which are available on its website, www.verint.com, and on the SEC’s website at www.sec.gov.

All Other. The All Other segment is comprised of Starhome B.V. and its subsidiaries, miscellaneous operations and CTI’s holding company operations. As of April 29, 2011, CTI held 66.5% of Starhome B.V., a privately-held company.

Ulticom was a reportable segment prior to its sale on December 3, 2010. As a result of the Ulticom Sale, the results of operations of Ulticom, including the gain on the Ulticom Sale, are reflected in discontinued operations.

CTI’s management is directly responsible for the day-to-day operations of Comverse and reports to CTI’s Board of Directors. CTI views its two majority-owned subsidiaries and their operations to be separate and independent from Comverse and each other. Accordingly, each of Verint Systems and Starhome B.V. has separate management that is responsible for its day-to-day operations. Certain of CTI’s officers and directors serve as members of the boards of directors of these subsidiaries.

CTI’s consolidated balance sheets reflect the cash and cash equivalents held by its majority-owned subsidiaries and the indebtedness incurred by such subsidiaries. CTI does not view its majority-owned subsidiaries’ cash and cash equivalents as readily accessible to it and does not guarantee their indebtedness. In addition, CTI does not expect to receive cash dividends from its majority-owned subsidiaries. Verint Systems is precluded from paying cash dividends to CTI under its new credit agreement and Starhome B.V. may not pay cash dividends without the approval of certain minority shareholders under its investment agreements.

Significant Events

We have not operated under ordinary business conditions during the fiscal year ended January 31, 2011.

Efforts to File Periodic Reports. During the fiscal year ended January 31, 2011, we continued to incur significant expenses for accounting, tax and legal fees in connection with our efforts to become current in our periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting. During the fiscal year ended January 31, 2011, these expenses aggregated $161.7 million, of which $132.8 million was incurred by CTI and Comverse and $28.9 million was incurred by Verint.

CTI continues to make progress in its efforts to become current in its periodic reporting obligations under the federal securities laws. During the fiscal year ended January 31, 2011, CTI filed the Comprehensive Form 10-K on October 4, 2010 and its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 on January 25, 2011. CTI, however, is not yet current in its periodic reporting obligations under the federal securities laws. CTI expects to file its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 in the second half of June 2011 and such additional Quarterly Reports on Form 10-Q as may be required of it to become current in its periodic reporting obligations under the federal securities laws as soon as practicable thereafter. This timeline is subject to completion of various milestones in our financial close, reporting and disclosure processes.

We expect that after we complete the filing of the necessary periodic reports, compliance-related costs and expenses will significantly decline. After it determines that it is in a position to do so (based on the status of its filings of periodic reports with the SEC and resolution of the pending administrative proceedings under Section 12(j) of the Exchange Act), CTI intends to apply for the relisting of its common stock on NASDAQ or another national securities exchange as soon as practicable.

Litigation. We continued to be negatively impacted by ongoing litigation matters during the fiscal year ended January 31, 2011.

In June 2009, CTI entered into a civil settlement with the SEC over allegations regarding the improper backdating of stock options and other accounting practices. As part of the settlement, CTI was required to be in compliance with its periodic reporting obligations by February 8, 2010. CTI, however, was unable to file the requisite periodic reports by such date. As a result, in March 2010, the SEC instituted an administrative proceeding pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock. In July 2010, the Administrative Law Judge in such proceeding issued an initial decision to revoke the registration of CTI’s common stock. In August 2010, the SEC issued an order granting CTI’s petition for review of the Administrative Law Judge’s initial decision by the SEC. Currently, CTI’s petition for review has been fully briefed and is scheduled for oral argument on July 14, 2011. If a final order is issued by the SEC to suspend or revoke the registration of CTI’s common stock, public trading in CTI’s common stock would be prohibited. CTI is unable to predict at this time the outcome of such review or any appeal therefrom. For a more detailed discussion, see Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—SEC Civil Actions.”

In December 2009, CTI entered into agreements, which were amended in June 2010, to settle the consolidated shareholder class action and the federal and state consolidated shareholder derivative actions. As part of the settlement of the consolidated shareholder class action, as amended, CTI agreed to pay the plaintiff class up to $165.0 million (less the Opt-out Credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement), of which $1.0 million, $17.9 million and $30.0 million were paid in December 2009, July 2010 and May 2011, respectively. The balance of $112.5 million (less certain amounts in respect of the Opt-Out Credit) is payable on or before November 15, 2011, of which $82.5 million is payable in cash or, at CTI’s election, in shares, provided that CTI’s common stock is then listed on a national securities exchange. CTI expects to make $82.5 million of this payment in shares of CTI’s common stock and the balance of the amount payable of $30.0 million in cash.

In September 2010, the class member that elected not to participate in, and be bound by, the settlement of the shareholder class action filed an action against CTI. CTI is defending this action. In addition, as part of the settlement of the consolidated shareholder derivative actions, CTI paid, in October 2010, the legal fees and expenses of the plaintiffs of $9.4 million. For a more detailed discussion, see Item 3, “Legal Proceedings—Proceedings Related to CTI’s Special Committee Investigations—Settlement Agreements.”

In March 2009, CTI disclosed the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments. In April 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. The Audit Committee provided information to, and cooperated fully with, the DOJ and the SEC with respect to its findings of the internal investigation. In April 2011, CTI entered into a non-prosecution agreement with the DOJ and the SEC submitted a settlement agreement with CTI to the United States District Court for the Eastern District of New York for its approval, which was obtained on April 12, 2011. These agreements resolved allegations that CTI and certain of its foreign subsidiaries violated the books and records and internal controls provisions of the FCPA by inaccurately recording certain improper payments made from 2003 through 2006 by certain former employees and an external sales agent of Comverse Ltd. or its subsidiaries, in connection with the sale of certain products in foreign jurisdictions.

Under the non-prosecution agreement with the DOJ, CTI paid a fine of $1.2 million to the DOJ. Under its settlement agreement with the SEC, CTI paid approximately $1.6 million in disgorgement and pre-judgment interest. For a more detailed discussion, see Item 3, “Legal Proceedings—Investigation of Alleged Unlawful Payments.”

Restructuring Initiatives. During the fiscal year ended January 31, 2011, Comverse commenced a number of initiatives to restructure its operations with a view toward aligning operating costs and expenses with anticipated revenue and to improve the focus on its core business. These initiatives included eliminating staff positions, closing certain facilities and the wind down or sale of the Netcentrex business. The aggregate cost of these plans for the fiscal year ended January 31, 2011 was $29.7 million, of which $24.2 million was paid during the fiscal year. Initial cost savings from these initiatives are expected to be realized during the fiscal year ending January 31, 2012.

Liquidity Challenges at CTI and Comverse. During the fiscal year ended January 31, 2011, our management forecasted that, in the absence of the successful completion of certain operational and capital raising initiatives, CTI and Comverse would experience a shortfall in the cash required to support the working capital needs of the business of CTI and Comverse during the fiscal year ending January 31, 2012.

To improve the cash position of CTI and Comverse, (i) we successfully implemented the first phase of a plan to restructure the operations of Comverse with a view toward aligning operating costs and expenses with anticipated revenue, significantly reducing its annualized operating costs, (ii) Comverse sold land in Ra’anana, Israel for which it received proceeds of $27.1 million, (iii) CTI received total cash proceeds of $55.6 million from the Ulticom Sale and (iv) CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate net proceeds of $76.5 million. In addition, during the first quarter of the fiscal year ending January 31, 2012, Comverse commenced the implementation of a second phase of restructuring measures (referred to as the Phase II Business Transformation) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse is in the process of creating new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS. For a more comprehensive discussion relating to the Phase II Business Transformation, see “—Segment Business Highlights and Trends—Comverse Segment— Phase II Business Transformation.” Comverse is also evaluating other initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets. As part of these initiatives, Comverse is pursuing a wind down of, and continues to evaluate other strategic options for, its Netcentrex business.

We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months. To further enhance the cash position of CTI and Comverse, we continue to evaluate capital raising alternatives. For a more comprehensive discussion of our liquidity forecast, see “—Liquidity and Capital Resources—Financial Condition of CTI and Comverse—Liquidity Forecast.”

Verint’s Indebtedness and Preferred Stock

During the fiscal year ended January 31, 2011 and the first quarter of the fiscal year ending January 31, 2012, Verint experienced changes in its indebtedness and capital structure.

New Verint Credit Agreement. On May 25, 2007, Verint entered into a credit agreement with a group of banks to fund a portion of the acquisition of Witness. On April 29, 2011, Verint (i) entered into a credit agreement (referred to as the new credit agreement) with a group of lenders and Credit Suisse AG, as administrative agent and collateral agent for the lenders (referred to in such capacities as the agent), and (ii) terminated the credit agreement dated May 25, 2007 (referred to as the prior facility).

The new credit agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing October 2017 (referred to as the new term loan facility) and a $170.0 million revolving credit facility maturing April 2016 (referred to as the new revolving credit facility), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the new credit agreement. As of April 30, 2011, Verint had no outstanding borrowings under the new revolving credit facility. For additional discussion, see “—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities—New Credit Agreement.”

Verint’s Prior Facility Amendment. As part of its efforts to enhance its financial flexibility, in July 2010, Verint amended the prior facility to (i) change the method of calculation of the applicable interest rate margin, (ii) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the prior facility from $50.0 million to $200.0 million, (iii) make certain changes to the negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (iv) increase the revolving credit facility under the prior facility from $15.0 million to $75.0 million. For additional discussion, see “—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities—Prior Facility.” Also, in July 2010, Verint entered into an agreement to terminate its interest rate swap by making a $21.7 million one-time payment. For additional discussion, see “—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities—Termination of Interest Rate Swap Agreement.”

Preferred Stock. On October 5, 2010, Verint Systems’ stockholders approved the issuance of the Verint Systems’ common stock underlying the preferred stock held by CTI and, accordingly, on such date, the preferred stock became voting and convertible into Verint Systems’ common stock.

Financial Highlights

Consolidated Total Revenue

Consolidated total revenue increased from $1.53 billion for the fiscal year ended January 31, 2010 to $1.62 billion for the fiscal year ended January 31, 2011. The increase was primarily attributable to a 8.5% increase in revenue from our Comverse segment and a 3.3% increase in revenue from our Verint segment. Comverse’s revenue as a percentage of consolidated total revenue increased from 51.7% for the fiscal year ended January 31, 2010 to 53.0% for the fiscal year ended January 31, 2011. Conversely, Verint’s revenue as a percentage of consolidated total revenue decreased from 45.9% for the fiscal year ended January 31, 2010 to 44.8% for the fiscal year ended January 31, 2011. This represents the first time in a number of fiscal years that the Comverse segment’s contribution to our consolidated total revenue increased relative to our Verint segment’s contribution. This change, however, is not attributable to any identifiable trend. In future fiscal years, the contribution of the Verint segment to consolidated total revenue may increase relative to the Comverse segment’s contribution. For a more detailed discussion of consolidated revenue, see “—Results of Operations—Fiscal Year Ended January 31, 2011 Compared to Fiscal Year Ended January 31, 2010—Condensed Consolidated Results—Total Revenue.”

Segment Performance

We evaluate our business by assessing the performance of each of our segments. CTI’s Chief Executive Officer is its chief operating decision maker. We use segment performance, as defined below, as the primary basis for assessing the financial results of the segments and for the allocation of resources. Segment performance, as we define it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. Segment performance, as defined by management, represents operating results of a segment without the impact of significant expenditures incurred by the segment in connection with the efforts to become current in periodic reporting obligations under the federal securities laws, certain non-cash charges, and certain other insignificant gains and charges.

Segment performance is computed by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other insignificant gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with (a) our efforts to complete current and previously issued financial statements and audits of such financial statements and (b) our efforts to become current in our periodic reporting obligations under the federal securities laws. For additional information on how we apply segment performance to evaluate the operating results of our segments for each of the fiscal years ended January 31, 2011, 2010 and 2009, see notes 1 and 23 to the consolidated financial statements included in Item 15 of this Annual Report.

In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of (loss) income from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the fiscal year ended January 31, 2009, the presentation of segment revenue gives effect to segment revenue adjustments that represent (i) the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a standalone basis and (ii) certain sales concession adjustments relating to accounts receivable balances that existed prior to the acquisition date, in each case, with respect to the acquisition of Witness in May 2007. Verint did not have a segment revenue adjustment for the fiscal years ended January 31, 2011 and 2010. In the calculation of Comverse’s segment performance for the fiscal years ended January 31, 2010 and 2009 disclosed in CTI’s previously filed Annual Reports, the presentation of segment revenue gave effect to a segment revenue adjustment attributable to a patent litigation settlement. During the first quarter of the fiscal year ending January 31, 2012, management ceased utilizing this patent litigation segment revenue adjustment in assessing the financial results of the Comverse segment and for the allocation of resources. Accordingly, we have omitted this segment revenue adjustment from the presentation of

Comverse’s segment performance for all fiscal years presented in this Annual Report. For a more detailed presentation of segment revenue, see “—Results of Operations” and note 23 to the consolidated financial statements included in Item 15 of this Annual Report.

The following table presents, for the fiscal years ended January 31, 2011 and 2010, segment revenue, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our segments:

	Fiscal Years Ended January 31,
	2011	2010
	(Dollars in thousands)
Comverse
Segment revenue	$862,836	$794,787
Segment performance	$74,007	$(41,783)
Segment performance margin	8.6%	(5.3%)
Verint
Segment revenue	$726,799	$703,633
Segment performance	$184,586	$195,619
Segment performance margin	25.4%	27.8%
All Other
Segment revenue	$37,201	$37,471
Segment performance	$(19,619)	$(17,489)
Segment performance margin	(52.7%)	(46.7%)

For a discussion of the results of our segments, see “—Results of Operations.”

Segment Business Highlights and Trends

Comverse Segment

Business Overview

Comverse is a leading provider of software-based products, systems and related services that: (i) provide prepaid, postpaid and converged billing and active customer management for wireless, wireline and cable network operators (referred to as Business Support Systems or BSS) delivering a value proposition designed to ensure timely and efficient service monetization and enable real-time offers to be made to end users based on all relevant customer profile information; (ii) enable wireless and wireline (including cable) network-based Value-Added Services (or VAS), comprised of two categories—Voice and Messaging—and that include voicemail, call completion, visual voicemail, short messaging service (or SMS) text messaging (or texting), multimedia picture and video messaging, and Internet Protocol (or IP) communications; and (iii) provide wireless users with optimized access to mobile Internet websites, content and applications, and generate data usage and revenue for wireless operators.

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

Key Trends, Challenges and Uncertainties

During the fiscal year ended January 31, 2011, our Comverse segment has been materially affected by the following trends and challenges.

Challenges in the Global Economy

The weakness in the global economy in recent years has materially and adversely affected the telecommunications industry. Many of Comverse’s customers experienced significant declines in revenue and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of Comverse’s customers have implemented cost cutting measures, including more closely managing their operating expenses and capital investment budgets. This resulted in reduced demand for Comverse’s products, services and solutions, longer customer purchasing decisions and pricing pressures.

During the fiscal year ended January 31, 2011, the global economy experienced a gradual recovery resulting in a moderate increase in levels of spending by customers and increased overall demand for Comverse’s customer solutions, particularly in the second half of the fiscal year. We believe that if global economic conditions continue to improve, existing and potential telecommunication service provider customers will likely increase their spending levels, which could result in enhanced demand for Comverse’s customer solutions. However there is still significant uncertainty as to the sustainability of the recovery in market conditions and some regions have yet to experience significant improvement. If the recovery in the global economy is curtailed and market conditions worsen, our existing and potential customers could reduce their spending, which, in turn, could reduce the demand for Comverse’s products and services.

During the fiscal year ended January 31, 2011, revenue by geographic region was impacted by the market conditions therein. Comverse’s revenue increased in North America and Asia Pacific (or APAC) regions in which general market conditions improved. The increase in revenue in North America was primarily attributable to a number of large deployments of next generation voicemail products (including visual voicemail) by customers in connection with the launch of new smart phones and increasing use of smart phones by subscribers. Europe continued to suffer from significant weakness in market conditions and, accordingly, Comverse’s European customers continued to closely monitor their costs and maintain lower levels of spending. As a result, Comverse’s revenue from its European customers declined during the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010.

Changes in the Telecommunications Industry and Increased Competition

The telecommunications industry in which Comverse operates has undergone and continues to undergo significant changes. The changes which are adverse to Comverse include: (i) the emergence of new, low-cost competitors from emerging markets, (ii) the proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the maturation of the wireless services industry, particularly as it relates to voice-based services such as voicemail, resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, (iv) the relative commoditization of some voice and SMS text message services, (v) increased dependence for growth on emerging markets with a lower average revenue per user, and (vi) changes in the regulatory environment. We believe these changes have reduced demand for Comverse products and services and increased pricing pressures, which have in turn impacted revenue. At the same time, global wireless subscriptions and traffic have continued to grow, and emerging wireless segments, such as data services and Internet browsing, have experienced rapid adoption. These trends support demand for several of our products. Although Comverse believes its products and services are superior to those of its low-cost competitors in emerging markets, such competition has caused Comverse to evaluate its cost structure with a view toward reducing the costs of providing its products and services and improving its margins.

Mix of Revenue

During the fiscal year ended January 31, 2011, revenue from Comverse’s VAS customer solutions increased by 32.4% compared to the prior fiscal year while revenue from BSS customer solutions declined 8.0% compared to the prior fiscal year.

The increase in revenue from VAS customer solutions was primarily attributable to a number of large deployments of next generation voicemail products (including visual voicemail) by customers in connection with the launch of new smart phones and increasing use of smart phones by subscribers. Comverse’s VAS customer solutions, however, continue to be adversely affected by significant adverse conditions in the telecommunications industry. See “—Changes in the Telecommunications Industry and Increased Competition” above. Comverse is the leading provider of voicemail products and, despite the changing nature of the market, we believe that we are well positioned to maintain our market share with respect to upgrades and installations of the next generation of voicemail.

The decrease in revenue from BSS customer solutions was primarily attributable to (i) increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance and (ii) lower volume of BSS projects in the current fiscal year resulting from reduced customer order activity in recent years due to the global economic weakness. Despite the decline in BSS revenue, we believe that Comverse’s BSS customer solutions offer customers several advantages over competitors’ solutions, including faster time to market and lower total cost of ownership, and provide Comverse with significant opportunities for growth. See, “—Going-Forward Value Drivers.”

During the fiscal year ended January 31, 2011, the proportion of revenue generated from professional services continued to increase and the proportion of revenue generated from licensing continued to decline. This continued trend is attributable to the increase in professional services required to implement Comverse’s increasing number of complex projects. This trend has had a negative impact on Comverse’s overall margins as the margins on revenue from professional services are lower than the margins on licensing revenue.

Challenges Relating to Legal Proceedings and the Efforts to Comply with Periodic Reporting Obligations

As discussed above, Comverse did not operate under ordinary business conditions during the fiscal year ended January 31, 2011. During this fiscal year, senior management was required to continue to expend significant time and financial resources in connection with various legal proceedings and CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws.

In addition, CTI’s inability to become current in its periodic reporting obligations under the federal securities laws during the fiscal year ended January 31, 2011 limited the information that Comverse was able to provide to the public and other interested parties, including customers. Furthermore, such inability to become current has limited the ability to use equity incentives to attract, retain and motivate Comverse’s employees. Although not subject to quantification, management believes that these factors have had an adverse impact on Comverse’s business relationships and reputation and, we believe, adversely affected our performance.

Phase II Business Transformation

As previously disclosed, in the fiscal year ended January 31, 2011, we commenced certain initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan, significantly reducing its annualized operating costs. During the first quarter of the fiscal year ending January 31, 2012, Comverse commenced the implementation of the Phase II Business Transformation that focuses on process reengineering to maximize business performance, productivity and operational efficiency. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS.

As part of the Phase II Business Transformation, Comverse is in the process of creating new business units that are designed to improve operational efficiency and business performance. Comverse’s business units consist of the following:

•

BSS, which conducts Comverse’s prepaid, postpaid and converged billing and active management systems business and includes groups engaged in product management, professional services, research and development and product sales;

•

VAS, which conducts Comverse’s value added services business and includes groups engaged in VAS delivery, voice product research and development, messaging product research and development and product sales;

•

Mobile Internet, which is responsible for Comverse’s mobile Internet products and includes groups engaged in product management, solution engineering, delivery, research and development and product sales; and

•

Go-Live Services, which is a dedicated business unit focused on customer post-delivery services and includes groups engaged in support services for BSS, VAS and Mobile Internet products, services sales and product management.

In addition, certain business operations are conducted through the following global groups:

•	Customer Facing Group, which is primarily engaged in providing overall customer account management and sales for all product lines;

•	Operations Group, which provides centralized information technology, procurement, supply chain management and global business operations services to all business units;

•	Business Transformation group, which continues to engage in the implementation of the Phase II Business Transformation initiative and monitor its execution; and

•	Finance, legal and human resources groups, which continue to support all business operations.

Comverse’s Strategy

There are several elements to Comverse’s strategy, including:

•

Expand Comverse’s presence and market share in the BSS market. We believe Comverse’s BSS solutions offer customers several advantages over competitors’ solutions, including faster time to market and lower total cost of ownership. We intend to focus on expanding Comverse’s position in this market, especially through engagements with large and established communication service providers;

•

Expand Comverse’s presence and market share in certain mobile data and mobile Internet product categories. We believe that the growth in mobile data and Internet applications and usage will continue for the foreseeable future, presenting opportunities for growth in Comverse’s mobile Internet products;

•

Maintain Comverse’s market leadership in established voice-based services. We intend to sustain Comverse’s strong market leadership position in voice-based services, such as voicemail and call completion, in part through the promotion of advanced offerings such as visual voicemail and call management;

•	Expand Service Offering. Comverse intends to expand and further improve its customer post-delivery services and support offering through the dedicated resources of the Go-Live Services business unit;

•

Improve margins and competitive position by reducing delivery cost. Comverse intends to continue to seek improvement in its margins, primarily by productizing software that will enable it to significantly reduce its product delivery and support costs; and

•

Grow through acquisitions, in addition to organic growth. Companies in Comverse’s markets continue to consolidate, and Comverse intends to evaluate acquisition opportunities as a means to add business scale, technology, enhance its market leadership, complement geographic presence or expand into adjacent markets.

Going-Forward Value Drivers

We believe that Comverse’s BSS solutions offering has the potential to become a key driver of growth on a going forward basis. We believe that Comverse will build on the strength of its Comverse ONE solution, particularly in the converged billing segment of the BSS market, which is expected to grow rapidly over the next few years. We also expect that growth in mobile data traffic will increase the demand for Comverse’s mobile Internet solutions, integrating policy management and enforcement, deep packet inspection, traffic management and video optimization capabilities. In addition, we plan to sustain our market leading position in voice services and optimize our VAS solution portfolio to improve profitability and operating performance.

In addition, we believe that our prolonged effort to become current in our periodic reporting obligations has had an adverse impact upon Comverse’s business, results of operations, cash flows and financial condition. We believe that when we become current in our periodic reporting obligations, Comverse’s business and financial performance may improve, primarily due to the ability of management to manage our business operations and execute our strategies under more normal conditions, and the anticipated significant decline in professional fees. In addition, when CTI becomes current, customers and potential customers may have greater confidence levels in Comverse and its business.

Verint Segment

Business Overview

Verint is a global leader in Actionable Intelligence solutions and value-added services. Verint’s solutions enable organizations of all sizes to make timely and effective decisions to improve enterprise performance and enhance safety. More than 10,000 organizations in over 150 countries—including more than 85% of the Fortune 100—use Verint’s Actionable Intelligence solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.

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

Verint is a leading provider of networked IP video solutions designed to optimize security and enhance operations. Verint’s Video Intelligence solutions portfolio includes IP video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, networked video recorders, and a physical security information management system. Key business and technology trends in the Video Intelligence solutions include increased demand for advanced security solutions due to ongoing terrorism and security threats around the world and the transition from relatively passive analog CCTV video systems to more sophisticated network-based IP video solutions.

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

Verint’s Strategy

Verint’s strategy to further enhance its position as a leading provider of enterprise workforce optimization and security intelligence solutions worldwide includes the following key elements:

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

•

Maintain market leadership through innovation and customer centricity. Verint believes that to compete successfully, it must continue to introduce solutions that better enable customers to derive Actionable Intelligence from their unstructured data. In order to do this, Verint intends to continue to make significant investments in research and development, protect its intellectual property through patents and other means, and maintain a regular dialog with its customers in order to understand their business objectives and requirements.

•

Continue to expand Verint’s market presence through OEM and partner relationships. Verint has expanded its relationships with OEMs and other channel partners. Verint believes that these relationships broaden its market coverage, and intends to continue expanding its existing relationships, while creating new ones.

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

•

Verint’s debt instruments may constrain its investment and growth. Verint is subject to various restrictive covenants under its new credit agreement, as well as a leverage ratio financial covenant. As a result, Verint’s new credit agreement limits its ability to incur additional debt, engage in mergers and acquisitions or make certain investments in its business. These limitations may impede Verint’s ability to execute upon its business strategy.

•	Information technology spending. Verint’s growth and results depend in part on the continued improvement in the economic environment and the pace of growth in information technology spending.

Verint Systems became current in its periodic reporting obligations under the federal securities laws and had its shares of common stock relisted on NASDAQ on July 6, 2010.

All Other Segment

For the fiscal years ended January 31, 2011 and 2010, the All Other segment had segment revenue of $37.2 million and $37.5 million, respectively, primarily generated by Starhome. For the fiscal year ended January 31, 2011, the decrease in segment revenue was primarily attributable to a decrease in Starhome’s service revenue.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our condensed consolidated results and the results of operations of each of our segments for the fiscal years presented.

Fiscal Year Ended January 31, 2011 Compared to Fiscal Year Ended January 31, 2010

Condensed Consolidated Results

	Fiscal Years Ended January 31,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$1,623,427	$1,533,937	$89,490	5.8%

Loss from operations	(49,915)	(193,101)	143,186	(74.2%)
Interest income	4,105	7,059	(2,954)	(41.8%)
Interest expense	(30,813)	(25,381)	(5,432)	21.4%
Other income (expense), net	6,392	(16,792)	23,184	(138.1%)
Income tax (provision) benefit	(37,232)	7,025	(44,257)	N/M

Net loss from continuing operations	(107,463)	(221,190)	113,727	(51.4%)
Loss from discontinued operations, net of tax	(11,039)	(43,062)	32,023	(74.4%)

Net Loss	(118,502)	(264,252)	145,750	(55.2%)

Less: Net income attributable to noncontrolling interest	(13,820)	(7,783)	(6,037)	77.6%

Net loss attributable to Comverse Technology, Inc.	$(132,322)	$(272,035)	$139,713	(51.4%)

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic
Continuing operations	$(0.61)	$(1.13)	$0.52

Discontinued operations	$(0.03)	$(0.20)	$0.17

Diluted
Continuing operations	$(0.62)	$(1.13)	$0.51

Discontinued operations	$(0.03)	$(0.20)	$0.17

Net loss attributable to Comverse Technology, Inc.:
Net loss from continuing operations	$(125,617)	$(230,430)	$104,813
Loss from discontinued operations, net of tax	(6,705)	(41,605)	34,900

Net loss attributable to Comverse Technology, Inc.	$(132,322)	$(272,035)	$139,713

Total Revenue

Total revenue was $1,623.4 million for the fiscal year ended January 31, 2011, an increase of $89.5 million, or 5.8%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to:

•

a $67.2 million increase in revenue at our Comverse segment mainly attributable to VAS customer solutions revenue due to a number of large deployments of next generation voicemail products (including visual voicemail) by customers in connection with the launch of new smart phones and increasing use of smart phones by subscribers; and

•

a $23.2 million increase in revenue at our Verint segment mainly attributable to a $35.8 million increase in Verint’s Workforce Optimization solutions revenue due to (i) an increase in customer installed base and the related support revenue generated from this customer base, (ii) service revenue increase as a result of Verint’s growth in professional services organization to meet the demand of its customer base, and (iii) an increase in product revenue as a result of increased customer order activity. This increase was partially offset by an $11.0 million reduction in revenue from Verint’s Video Intelligence solutions primarily due to a reduction of product deliveries to a major customer partially offset by an increase in revenue from other customers.

Loss from Operations

Loss from operations was $49.9 million for the fiscal year ended January 31, 2011, a decrease in loss of $143.2 million, or 74.2%, compared to the fiscal year ended January 31, 2010. The decrease was primarily attributable to:

•	a $89.5 million increase in total revenue primarily attributable to the Comverse and Verint segments;

•

a $41.5 million decrease due to a decline in (i) personnel-related costs recorded in selling, general and administrative expenses and (ii) research and development expenses, both primarily attributable to cost saving initiatives implemented by Comverse;

•

a $21.9 million decrease in total compliance-related professional fees primarily attributable to Verint becoming current in its periodic reporting obligations under the federal securities laws in June 2010, partially offset by a net increase in compliance-related professional fees attributable to Comverse and CTI;

•

a $17.7 million decrease in agent and employee sales commissions principally due to a decrease in certain bookings with respect to which Comverse pays higher commissions to sales agents and, to a lesser extent, a decrease in sales commissions paid to Comverse employees; and

•

$17.5 million of litigation settlement income in the fiscal year ended January 31, 2011, comprised of $16.5 million in insurance proceeds received by CTI under its directors’ and officers’ insurance policies and $1.0 million received by CTI from former directors and officers, in each case, in connection with the settlements of the consolidated shareholder derivative actions and consolidated shareholder class action, with no corresponding income recorded in the fiscal year ended January 31, 2010.

These decreases were partially offset by:

•	a $15.3 million increase in personnel and personnel-related expenses recorded in selling, general and administrative expenses due to an increase in salaries and headcount attributable to Verint;

•	a $14.7 million increase in restructuring charges due to a number of restructuring initiatives commenced by Comverse; and

•	a $12.7 million increase in research and development expenses primarily due to an increase in headcount and salary increases attributable to Verint.

Interest Income

Interest income was $4.1 million for the fiscal year ended January 31, 2011, a decrease of $3.0 million, or 41.8%, compared to the fiscal year ended January 31, 2010. The decrease was primarily attributable to a $1.3 million decrease in interest income due to a lower principal value of auction rate securities (or ARS) investments held compared to the prior fiscal year due to sales and redemptions and a $1.4 million decrease in interest income at Comverse due to lower cash and cash equivalents during the fiscal year ended January 31, 2011 compared to the prior fiscal year.

Interest Expense

Interest expense was $30.8 million for the fiscal year ended January 31, 2011, an increase of $5.4 million, or 21.4%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to a $4.9 million increase in interest expense due to a higher interest rate applicable to Verint’s borrowings pursuant to an amendment to Verint’s prior facility entered into in July 2010.

Other Income (Expense), Net

Other income, net was $6.4 million for the fiscal year ended January 31, 2011, a change of $23.2 million from other expense, net of $16.8 million for the fiscal year ended January 31, 2010. The change was primarily attributable to:

•	a $13.0 million increase in net realized gains recognized on investments;

•	a $10.5 million decrease in net realized and unrealized losses on Verint’s interest rate swap; and

•	a $6.5 million decrease in other-than-temporary impairment charges associated with our ARS.

This change was partially offset by:

•	a $2.3 million increase in net realized and unrealized losses on derivatives;

•	a $1.9 million increase in impairment charges in relation to cost-basis investments; and

•	a $1.5 million decrease in dividend income.

Income Tax (Provision) Benefit

Income tax provision was $37.2 million for the fiscal year ended January 31, 2011, compared to an income tax benefit of $7.0 million for the fiscal year ended January 31, 2010. The change of $44.3 million in income tax was primarily due to:

•	a $55.3 million decrease in the tax benefit on the net loss at the U.S. statutory rate of 35%;

•	a $16.3 million decrease in the tax allocated from continuing operations to discontinued operations, additional paid-in capital and other comprehensive income;

•	a $15.7 million change in tax arising due to a basis difference in investment in affiliates as a result of the sales of shares of those affiliates; and

•	a $11.7 million increase in tax contingencies.

This was partially offset a by $39.1 million reduction in the U.S. tax effects of our foreign operations and a $13.3 million change to a foreign tax rate differential benefit in the fiscal year ended January 31, 2011, due to our operations in foreign jurisdictions with tax rates different from the U.S. tax rate.

The effective tax rate for continuing operations was (53.0)% for the fiscal year ended January 31, 2011 compared to 3.1% for the fiscal year ended January 31, 2010. The negative effective tax rate for the fiscal year ended January 31, 2011 resulted from recording income tax expense on a consolidated pre-tax loss which was primarily attributable to recording a valuation allowance against deferred tax assets and recording an income tax provision in jurisdictions with taxable income. Excluding the impact of the valuation allowances, the effective tax rates for the fiscal years ended January 31, 2011 and 2010 would have been (20.1)% and 20.4%, respectively, which were lower than the U.S. statutory tax rate.

For the fiscal year ended January 31, 2011 significant differences impacting the effective tax rate, other than the valuation allowance, included the impact of discontinued operations, tax contingencies, the U.S. tax effect on foreign earnings and the basis difference in investment in affiliates.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax, was $11.0 million for the fiscal year ended January 31, 2011, a decrease in loss of $32.0 million, or 74.4%, compared to the fiscal year ended January 31, 2010. The decrease was due to:

•	a $34.4 million decrease in tax allocated from continuing operations to discontinued operations; and

•	the $4.1 million gain on sale of discontinued operations recorded in the fiscal year ended January 31, 2011.

This was partially offset by a $6.5 million increase in loss from operations of the discontinued operation, net of tax, due to a decline in revenue and an increase in income tax provision.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $13.8 million for the fiscal year ended January 31, 2011, an increase of $6.0 million, or 77.6%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to an increase in Verint’s net income for the fiscal year ended January 31, 2011, compared to the fiscal year ended January 31, 2010.

Net Loss Attributable to Comverse Technology, Inc.

Net loss attributable to Comverse Technology, Inc. was $132.3 million for the fiscal year ended January 31, 2011, a decrease in loss of $139.7 million, or 51.4%, compared to the fiscal year ended January 31, 2010 due primarily to the reasons discussed above.

Segment Results

Comverse

	Comverse
	Fiscal Years Ended January 31,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$860,232	$792,994	$67,238	8.5%
Intercompany revenue	2,604	1,793	811	45.2%

Total revenue	862,836	794,787	68,049	8.6%

Costs and expenses:
Cost of revenue	472,884	470,739	2,145	0.5%
Intercompany purchases	1,004	2,393	(1,389)	(58.0%)
Selling, general and administrative	269,973	341,294	(71,321)	(20.9%)
Research and development, net	148,817	175,949	(27,132)	(15.4%)
Other operating expenses	29,934	18,628	11,306	60.7%

Total costs and expenses	922,612	1,009,003	(86,391)	(8.6%)

Loss from operations	$(59,776)	$(214,216)	$154,440	(72.1%)

Computation of segment performance:
Total revenue	$862,836	$794,787	$68,049	8.6%
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$862,836	$794,787	$68,049	8.6%

Total costs and expenses	$922,612	$1,009,003	$(86,391)	(8.6%)
Segment expense adjustments:
Stock-based compensation expense	2,439	4,170	(1,731)	(41.5%)
Amortization of acquisition-related intangibles	18,505	21,958	(3,453)	(15.7%)
Compliance-related professional fees	82,136	113,306	(31,170)	(27.5%)
Compliance-related compensation and other expenses	4,542	10,737	(6,195)	(57.7%)
Impairment charges	—	3,356	(3,356)	N/M
Impairment of property, plant and equipment	—	2,906	(2,906)	N/M
Acquisition-related charges	—	(103)	103	N/M
Restructuring and integration charges	29,934	15,272	14,662	96.0%
Gain on sale of land	(2,371)	—	(2,371)	N/M
Other	(1,402)	831	(2,233)	(268.7%)

Segment expense adjustments	133,783	172,433	(38,650)	(22.4%)

Segment expenses	788,829	836,570	(47,741)	(5.7%)

Segment performance	$74,007	$(41,783)	$115,790	(277.1%)

Revenue

Management analyzes Comverse’s revenue by (i) revenue generated from its customer solutions and (ii) maintenance revenue. Revenue generated from customer solutions consists primarily of the licensing of Comverse’s BSS and VAS customer solutions, hardware and related professional services and training. Professional services primarily include installation, customization and consulting services.

Revenue from customer solutions was $529.2 million for the fiscal year ended January 31, 2011, an increase of $63.4 million, or 13.6%, compared to the fiscal year ended January 31, 2010. The increase was attributable to increased demand for Comverse’s customer solutions primarily by Comverse’s larger customers located in regions in which general market conditions improved.

Revenue from VAS customer solutions was $330.3 million for the fiscal year ended January 31, 2011, an increase of $80.8 million, or 32.4%, compared to the fiscal year ended January 31, 2010. Revenue from BSS customer solutions was $198.8 million for the fiscal year ended January 31, 2011, a decrease of $17.3 million, or 8.0%, compared to the fiscal year ended January 31, 2010.

The increase in revenue from VAS customer solutions was primarily attributable to a number of large deployments of next generation voicemail products (including visual voicemail) by customers in connection with the launch of new smart phones and increasing use of smart phones by subscribers. During the fiscal year ended January 31, 2011, however, revenue from VAS customer solutions continued to be adversely affected by (i) the continuance of the weakness in the global economy in certain regions and the resulting lower levels of spending by telecommunication service providers located in such regions, (ii) the continued proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the continued maturation of the wireless services industry, particularly as it relates to voice-based services such as voicemail, resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, and (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets. Included in VAS customer solutions revenue was a decrease in revenue of $7.3 million attributable to Comverse’s Netcentrex reporting unit for the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010. The decline in Netcentrex’ revenue was mainly due to continued weakness in market conditions, increased competition from low-cost service providers and resulting pricing pressures and significant reductions in orders by a key customer.

The decrease in revenue from BSS customer solutions was primarily attributable to (i) increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance, and (ii) lower volume of BSS projects in the current fiscal year resulting from reduced customer order activity in recent years due to the global economic weakness.

Maintenance revenue consists primarily of post-contract customer support (or PCS), including technical software support services, unspecified software updates or upgrades to customers on a when-and-if-available basis. Maintenance revenue is typically less susceptible to changes in market conditions as it generally represents a stable revenue stream from recurring renewals of contracts with Comverse’s existing customer base. Maintenance revenue was $331.1 million for the fiscal year ended January 31, 2011, an increase of $3.8 million, or 1.2%, compared to the fiscal year ended January 31, 2010. This increase was primarily attributable to an increase in the installed base of BSS customer solutions.

Revenue by Geographic Region

Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and APAC represented approximately 33%, 44%, and 23% of Comverse’s revenue, respectively, for the fiscal year ended January 31, 2011 compared to approximately 27%, 54%, and 19% of Comverse’s revenue, respectively, for the fiscal year ended January 31, 2010. The presentation of revenue by geographic region is based on the location of customers. During the fiscal year ended January 31, 2011, revenue by geographic region was impacted by the market conditions therein. Comverse’s revenue increased in North America and APAC, regions in which general market conditions improved. The increase in revenue in North America was primarily attributable to a number of large deployments of next generation voicemail products (including visual voicemail) by customers in connection with the launch of new smart phones and increasing use of smart phones by subscribers. Europe continued to suffer from significant weakness in market conditions, and accordingly, Comverse’s European customers continued to closely monitor their costs and maintain lower levels of spending. As a result, Comverse’s revenue from its European customers declined during the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010.

Environmental and other disasters may adversely affect Comverse’s business in the regions impacted by such disasters. In March 2011, Japan suffered an earthquake, tsunami, and a subsequent nuclear power reactor failure. Although these events are not currently expected to have a material impact on Comverse’s revenue in Japan or elsewhere, the ultimate impact remains uncertain.

Foreign Currency Impact on Revenue

Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse’s revenue for the fiscal year ended January 31, 2011 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010 unfavorably impacted revenue by $3.3 million.

Intercompany Revenue

Intercompany revenue was generated from sales to affiliates, primarily to Starhome. Intercompany revenue was $2.6 million for the fiscal year ended January 31, 2011, an increase of $0.8 million compared to the fiscal year ended January 31, 2010.

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

Cost of Revenue

Cost of revenue consists primarily of hardware and software material costs and compensation and related expenses for personnel involved in the customization of Comverse’s products for customer delivery, contractor costs, maintenance and professional services, such as installation costs and training, royalties and license fees, depreciation of equipment used in operations, amortization of capitalized software costs and certain purchased intangible assets and related overhead costs.

Cost of revenue was $472.9 million for the fiscal year ended January 31, 2011, an increase of $2.1 million, or 0.5%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to:

•	a $24.2 million increase in material costs and overhead primarily as a result of increased revenue; and

•

a $5.6 million increase in costs associated with research and development activities as a result of a larger number customization projects specified by customers for the fiscal year ended January 31, 2011.

These increases were partially offset by:

•	a $7.1 million decrease in general and administrative expense related to cost of revenue;

•	a $6.5 million decrease in contractor costs due to project completion and increased use of company employees in lieu of the use of contractors as part of cost saving initiatives;

•	a $5.8 million decrease in other costs, including travel and entertainment and communications costs, as a result of cost saving initiatives;

•

a $5.2 million decrease in depreciation and amortization primarily due to a decline in depreciable assets as a result of reduced capital expenditures, write-off of assets no longer in use and impairment of intangible assets during the fiscal year ended January 31, 2010; and

•

a $2.9 million decrease in personnel-related costs principally due to workforce reductions associated with restructuring initiatives and a decline in compensation levels. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $2.4 million for the fiscal year ended January 31, 2011.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.

Selling, general and administrative expenses were $270.0 million for the fiscal year ended January 31, 2011, a decrease of $71.3 million, or 20.9%, compared to the fiscal year ended January 31, 2010. The decrease was primarily attributable to:

•

a $31.2 million decrease in compliance-related professional fees due to the completion of adjustments to our historical financial statements and evaluations of the application of generally accepted accounting principles resulting in the filing with the SEC of the Comprehensive Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 on October 4, 2010 and the Annual Report on Form 10-K for the fiscal year ended January 31, 2010 on January 25, 2011. We continue to incur significant compliance-related professional fees at Comverse and CTI due to our continued efforts to become current in our periodic reporting obligations under the federal securities laws;

•

a $17.7 million decrease in agent and employee sales commissions principally due to a decrease in bookings generated from certain projects and in certain geographic locations with respect to which Comverse pays higher commissions to sales agents and, to a lesser extent, a decrease in sales commissions paid to employees principally due to a shift in product and project mix during the fiscal year ended January 31, 2011 to products and projects with respect to which Comverse pays lower sales commissions compared to the fiscal year ended January 31, 2010; and

•

a $14.4 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $1.2 million for the fiscal year ended January 31, 2011.

Research and Development, Net

Research and development expenses primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content used in research and development activities.

Research and development expenses, net were $148.8 million for the fiscal year ended January 31, 2011, a decrease of $27.1 million, or 15.4%, compared to the fiscal year ended January 31, 2010. The decrease was primarily attributable to:

•

a $13.8 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $0.8 million for the fiscal year ended January 31, 2011;

•	a $4.4 million decrease in general and administrative expenses relating to research and development;

•	a $4.3 million decrease in depreciation expense due to a decline in depreciable assets as a result of reduced capital expenditures and write-off of assets no longer in use; and

•	a $2.6 million decrease in costs associated with the use of contractors.

Expenses related to VAS products accounted for $104.9 million of research and development expenses, net for the fiscal year ended January 31, 2011. Research and development expenses were incurred in connection with a variety of different research and development projects, of which $28.4 million related to voice and mobile Internet products that enable operators to quickly launch cost-effective and innovative mass-market voice-related services, $25.5 million related to developing messaging and browsing products to assure efficient communications and to help maximize call completion and messaging traffic, and $13.1 million related to developing Netcentrex IP Communication products that provide IP-based voice, video and messaging solutions. In addition, $26.1 million was spent on shared software applications that allow VAS products and systems to be offered in a variety of sizes and configurations as well as within many different environments. Expenses related to BSS products accounted for $43.9 million of research and development expenses, net for the fiscal year ended January 31, 2011, of which the amount spent was primarily related to enhancement of Comverse ONE.

Other Operating Expenses

Other operating expenses were $29.9 million for the fiscal year ended January 31, 2011, an increase of $11.3 million, or 60.7%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to a $14.7 million increase in restructuring charges due to a number of restructuring initiatives commenced at Comverse (including at its Netcentrex reporting unit) in the fiscal year ended January 31, 2011 to eliminate staff positions and close certain facilities in order to align operating costs and expenses with anticipated revenue. This increase was partially offset by a reduction in charges for impairment of other intangibles assets of $3.4 million that Comverse recorded for the fiscal year ended January 31, 2010 with no corresponding charges recorded in the fiscal year ended January 31, 2011.

Loss from Operations

Loss from operations was $59.8 million for the fiscal year ended January 31, 2011, a decrease in loss of $154.4 million, or 72.1%, compared to the fiscal year ended January 31, 2010 due primarily to the reasons described above.

Segment Performance

Comverse’s segment performance was $74.0 million for the fiscal year ended January 31, 2011 based on segment revenue of $862.8 million, representing a segment performance margin of 8.6% as a percentage of segment revenue. Segment performance was a $41.8 million loss for the fiscal year ended January 31, 2010 based on segment revenue of $794.8 million, representing a segment performance margin of (5.3)% as a percentage of segment revenue. The increase in segment performance margin is primarily attributable to the increase in revenue and lower segment expenses for the fiscal year ended January 31, 2011.

Verint

	Verint
	Fiscal Years Ended January 31,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$726,799	$703,633	$23,166	3.3%
Intercompany revenue	—	—	—	N/M

Total revenue	726,799	703,633	23,166	3.3%

Costs and expenses:
Cost of revenue	238,344	239,935	(1,591)	(0.7%)
Intercompany purchases	—	—	—	N/M
Selling, general and administrative	318,825	314,081	4,744	1.5%
Research and development, net	96,525	83,797	12,728	15.2%
Other operating expenses	—	141	(141)	N/M

Total costs and expenses	653,694	637,954	15,740	2.5%

Income from operations	$73,105	$65,679	$7,426	11.3%

Computation of segment performance:
Total revenue	$726,799	$703,633	$23,166	3.3%
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$726,799	$703,633	$23,166	3.3%

Total costs and expenses	$653,694	$637,954	$15,740	2.5%
Segment expense adjustments:
Stock-based compensation expense	46,819	44,237	2,582	5.8%
Amortization of acquisition-related intangibles	30,554	30,289	265	0.9%
Compliance-related professional fees	28,913	54,472	(25,559)	(46.9%)
Acquisition-related charges	1,690	762	928	121.8%
Restructuring and integration charges	—	141	(141)	N/M
Other	3,505	39	3,466	N/M

Segment expense adjustments	111,481	129,940	(18,459)	(14.2%)

Segment expenses	542,213	508,014	34,199	6.7%

Segment performance	$184,586	$195,619	$(11,033)	(5.6%)

Revenue

Verint’s product revenue consists of the sale of hardware and software products. Product revenue was $375.2 million for the fiscal year ended January 31, 2011, an increase of $0.9 million compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to an increase in product revenue related to Verint’s Workforce Optimization solutions due to an increase in customer order activity and an increase in Verint’s Communication Intelligence solutions as a result of a higher volume of projects completed during fiscal year ended January 31, 2011. These increases were partially offset by a decrease in revenue from Verint’s Video Intelligence solutions due to a reduction of deliveries to a major customer partially offset by an increase in revenue from other customers.

Verint’s service and support revenue consists primarily of revenue from installation, consulting and training services and post-contract customer support. Service and support revenue was $351.6 million for the fiscal year ended January 31, 2011, an increase of $22.3 million, or 6.8%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to an increase in Verint’s Workforce Optimization solutions from higher support revenue due to an increase in customer installed base and from growth in Verint’s professional services organization to meet the demand of Verint’s customer base, increasing professional services revenue associated with installation, consulting and training.

Revenue by Geographic Region

Revenue in the Americas, EMEA and APAC represented approximately 53%, 26%, and 21% of Verint’s revenue, respectively, for the fiscal year ended January 31, 2011 compared to approximately 55%, 25% and 20% respectively, for the fiscal year ended January 31, 2010.

Cost of Revenue

Cost of revenue consists of product costs, service costs and amortization of acquired technology. Verint’s product costs primarily consist of hardware material costs, royalties due to third parties for software components that are embedded in the software applications, amortization of capitalized software development costs, charges for impairments of intangible assets, personnel-related costs associated with Verint’s global operations, contractor and consulting expenses, facility costs, and other allocated overhead expenses.

Product cost of revenue was $121.1 million for the fiscal year ended January 31, 2011, a decrease of $9.9 million, or 7.6%, compared to the fiscal year ended January 31, 2010. Verint’s overall product margins increased in the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010 due to the slight increase in product revenue combined with a decline in product costs and a favorable change in product mix, as higher margin software revenue accounted for a larger portion of overall product mix. Product costs for the fiscal years ended January 31, 2011 and 2010 included amortization of acquired technology of $9.1 million and $8.0 million, respectively.

Service cost of revenue primarily consists of personnel-related costs, contractor costs, stock-based compensation expenses, facility costs, travel expenses relating to installation, training, consulting, and maintenance services, and other overhead expenses. Service costs were $117.3 million for the fiscal year ended January 31, 2011, an increase of $8.3 million, or 7.6%, compared to the fiscal year ended January 31, 2010. This increase was primarily attributable to a $8.0 million increase in personnel-related expenses due to an increase in employee headcount required to support increased implementation services and salary increases. Verint’s overall service margins remained constant in the fiscal year ended January 31, 2011.

Selling, General and Administrative

Verint’s selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, other administrative expenses and amortization of other acquired intangible assets.

Selling, general and administrative expenses were $318.8 million for the fiscal year ended January 31, 2011, an increase of $4.7 million, or 1.5%, compared to the fiscal year ended January 31, 2010. This increase is primarily attributable to:

•	an $11.8 million increase in personnel costs due to an increase in headcount and salary increases;

•	a $3.5 million increase in personnel-related expenses, including travel and entertainment and recruitment expenses, as a result of the increase in headcount;

•

a $3.1 million increase in stock-based compensation expense primarily related to an increase in Verint’s stock price impacting certain stock-based compensation arrangements accounted for as liability awards;

•	a $2.0 million increase in sales commissions due to an increase in headcount and customer orders received in fiscal year ended January 31, 2011;

•	a $1.2 million increase in other expenses; and

•	a $0.7 million increase in marketing expenses due to Verint’s global brand awareness campaign.

These increases were partially offset by a $17.1 million decrease in professional fees primarily due to Verint becoming current in its periodic reporting obligations under the federal securities laws in June 2010.

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

Research and development, net, was $96.5 million for the fiscal year ended January 31, 2011, an increase of $12.7 million, or 15.2%, compared to the fiscal year ended January 31, 2010. This increase is primarily attributable to a $15.6 million increase in personnel-related costs due to (i) an increase in employee headcount and salary increases, (ii) an increase in costs as a result of a higher portion of employees’ time devoted to generic product development rather than specific customization work and (iii) the impact of the weakening U.S. dollar against the NIS and Canadian dollar on research and development wages at Verint’s Israeli and Canadian research and development facilities. These increases were partially offset by a $1.4 million increase in research and development reimbursements from government programs due to new programs approved by the OCS and a $1.0 million decrease in contractor costs.

Other Operating Expenses

Other operating expenses were $0.1 million for the fiscal year ended January 31, 2010, due to restructuring costs related to severance and personnel-related costs from headcount reductions, with no corresponding expenses in the fiscal year ended January 31, 2011.

Income from Operations

Income from operations was $73.1 million for the fiscal year ended January 31, 2011, an increase of $7.4 million, compared to the fiscal year ended January 31, 2010, due primarily to the reasons described above.

Foreign Currency Effect on Operating Results

In the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint’s business resulted in a decrease in Verint’s revenue and an increase in cost of revenue and operating expenses. Had foreign exchange rates remained constant in these periods, Verint’s revenue would have been approximately $1.0 million higher and operating expenses and cost of revenue would have been approximately $6.0 million lower, which would have resulted in approximately $7.0 million of higher income from operations in the fiscal year ended January 31, 2011.

Segment Performance

Segment performance was $184.6 million for the fiscal year ended January 31, 2011 based on segment revenue of $726.8 million, representing a segment performance margin of 25.4% as a percentage of segment revenue. Segment performance was $195.6 million for the fiscal year ended January 31, 2010 based on segment revenue of $703.6 million, representing a segment performance margin of 27.8% as a percentage of segment revenue. The decrease in segment performance margin is primarily attributable to the increase in segment expenses due to an increase in personnel-related costs only partially offset by the increase in segment revenue.

All Other

	All Other
	Fiscal Years Ended January 31,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$36,396	$37,310	$(914)	(2.4%)
Intercompany revenue	805	161	644	N/M

Total revenue	37,201	37,471	(270)	(0.7%)

Costs and expenses:
Cost of revenue	8,032	9,175	(1,143)	(12.5%)
Intercompany purchases	2,918	1,856	1,062	57.2%
Selling, general and administrative	100,481	66,349	34,132	51.4%
Research and development, net	7,747	7,465	282	3.8%
Other operating (income) expense	(17,500)	128	(17,628)	N/M

Total costs and expenses	101,678	84,973	16,705	19.7%

Loss from operations	$(64,477)	$(47,502)	$(16,975)	35.7%

Computation of segment performance:
Total revenue	$37,201	$37,471	$(270)	(0.7%)
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$37,201	$37,471	$(270)	(0.7%)

Total costs and expenses	$101,678	$84,973	$16,705	19.7%
Segment expense adjustments:
Stock-based compensation expense	8,140	9,258	(1,118)	(12.1%)
Compliance-related professional fees	50,668	15,861	34,807	219.5%
Compliance-related compensation and other expenses	45	—	45	N/M
Litigation settlements and related costs	(17,060)	2,771	(19,831)	N/M
Restructuring and integration charges	—	128	(128)	N/M
Other	3,065	1,995	1,070	53.6%

Segment expense adjustments	44,858	30,013	14,845	49.5%

Segment expenses	56,820	54,960	1,860	3.4%

Segment performance	$(19,619)	$(17,489)	$(2,130)	12.2%

Revenue

All Other revenue for both fiscal years was generated primarily by Starhome. Starhome’s product revenue consists of the sale of hardware and software products and professional services, including managed services and PCS. All Other revenue was $36.4 million for the fiscal year ended January 31, 2011, a decrease of $0.9 million, or 2.4%, compared to the fiscal year ended January 31, 2010. This decrease was primarily due to a decrease in Starhome’s service revenue.

Cost of Revenue

Substantially all of the cost of revenue for both fiscal years was attributable to Starhome. Starhome’s cost of revenue primarily consists of material costs and personnel-related costs associated with the customization of products and providing maintenance and professional services. Cost of revenue was $8.0 million for the fiscal year ended January 31, 2011, a decrease of $1.1 million, or 12.5%, compared to the fiscal year ended January 31, 2010 primarily attributable to the reduction in Starhome’s service revenue.

Selling, General and Administrative

Selling, general and administrative expenses include expenses incurred by Starhome, CTI’s holding company operations, and other insignificant subsidiaries. Selling, general and administrative expenses for the entire segment were $100.5 million for the fiscal year ended January 31, 2011, an increase of $34.1 million, or 51.4%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to an increase in compliance-related professional fees at CTI in connection with the filing of CTI’s Annual Reports during the fiscal year ended January 31, 2011. For the fiscal years ended January 31, 2011 and 2010, selling, general and administrative expenses attributable to Starhome were $15.8 million and $16.9 million, respectively.

Research and Development, Net

Substantially all of the research and development expenses for both fiscal years were related to Starhome. Research and development expenses, net, were $7.7 million for the fiscal year ended January 31, 2011, an increase of $0.3 million, or 3.8%, compared to the fiscal year ended January 31, 2010.

Other Operating (Income) Expense

Other operating income was $17.5 million for the fiscal year ended January 31, 2011, a change of $17.6 million from other operating expense of $0.1 million for the fiscal year ended January 31, 2010. The change was primarily attributable to $17.5 million of litigation settlement income in the fiscal year ended January 31, 2011, comprised of $16.5 million in insurance proceeds received by CTI under its directors’ and officers’ insurance policies and $1.0 million received by CTI from former directors and officers, in each case, in connection with settlements of the consolidated shareholder derivative actions and consolidated shareholder class action, with no corresponding income recorded in the fiscal year ended January 31, 2010.

Loss from Operations

Loss from operations was $64.5 million for the fiscal year ended January 31, 2011, an increase in loss of $17.0 million, or 35.7%, compared to the fiscal year ended January 31, 2010, due primarily to the reasons described above. For the fiscal years ended January 31, 2011 and 2010, Starhome had income from operations of $2.7 million and $1.9 million, respectively.

Segment Performance

Segment performance was a $19.6 million loss for the fiscal year ended January 31, 2011, an increase in loss of $2.1 million, or 12.2%, compared to the loss for the fiscal year ended January 31, 2010.

Fiscal Year Ended January 31, 2010 Compared to Fiscal Year Ended January 31, 2009

Condensed Consolidated Results

	Fiscal Years Ended January 31,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$1,533,937	$1,628,627	$(94,690)	(5.8%)

Loss from operations	(193,101)	(193,805)	704	(0.4%)
Interest income	7,059	29,191	(22,132)	(75.8%)
Interest expense	(25,381)	(45,826)	20,445	(44.6%)
Other expense, net	(16,792)	(92,130)	75,338	(81.8%)
Income tax benefit (provision)	7,025	(48,847)	55,872	(114.4%)

Net loss from continuing operations	(221,190)	(351,417)	130,227	(37.1%)

Loss from discontinued operations, net of tax	(43,062)	(7,371)	(35,691)	N/M

Net Loss	(264,252)	(358,788)	94,536	(26.3%)

Less: Net (income) loss attributable to noncontrolling interest	(7,783)	33,536	$(41,319)	(123.2%)

Net loss attributable to Comverse Technology, Inc.	$(272,035)	$(325,252)	$53,217	(16.4%)

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic
Continuing operations	$(1.13)	$(1.56)	$0.43

Discontinued operations	$(0.20)	$(0.03)	$(0.17)

Diluted
Continuing operations	$(1.13)	$(1.56)	$0.43

Discontinued operations	$(0.20)	$(0.03)	$(0.17)

Net loss attributable to Comverse Technology, Inc.:
Net loss from continuing operations	$(230,430)	$(318,891)	$88,461
Loss from discontinued operations, net of tax	(41,605)	(6,361)	(35,244)

Net loss attributable to Comverse Technology, Inc.	$(272,035)	$(325,252)	$53,217

Total Revenue

Total revenue was $1,533.9 million for the fiscal year ended January 31, 2010, a decrease of $94.7 million, or 5.8%, compared to the fiscal year ended January 31, 2009. The decrease was primarily attributable to a decline in revenue at our Comverse segment of $124.7 million compared to the prior fiscal year mainly attributable to (i) the continuance of the weakness in the global economy and the resulting lower levels of spending by telecommunication service providers, (ii) the continued proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the continued maturation of the wireless services industry, particularly as it relates to voice-based services such as voicemail, resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets and (v) a decrease in maintenance revenue primarily due to pricing pressures on maintenance services and voice-based products. The decrease in revenue was partially offset by an increase in revenue of $34.1 million at our Verint segment primarily attributable to an increase in product and service and support revenue related to Verint’s Video Intelligence and Workforce Optimization solutions.

Loss from Operations

Loss from operations was $193.1 million for the fiscal year ended January 31, 2010, a decrease of $0.7 million compared to the fiscal year ended January 31, 2009. The decrease was primarily attributable to:

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

•	an $8.8 million decrease in integration and restructuring costs primarily related to the Witness acquisition attributable to Verint.

These decreases were partially offset by:

•	a $94.7 million decrease in total revenue that was partially offset by a related decrease in cost of revenue of $53.6 million, primarily attributable to both the Comverse and Verint segments; and

•	a $106.8 million increase in compliance-related professional fees incurred by Comverse and Verint.

Interest Income

Interest income was $7.1 million for the fiscal year ended January 31, 2010, a decrease of $22.1 million, or 75.8%, compared to the fiscal year ended January 31, 2009. The decrease was primarily attributable to lower average cash and investment balances and lower yields on our ARS due to declines in index rates underlying their variable interest rates during the fiscal year ended January 31, 2010 compared to the fiscal year ended January 31, 2009.

Interest Expense

Interest expense was $25.4 million for the fiscal year ended January 31, 2010, a decrease of $20.4 million, or 44.6%, compared to the fiscal year ended January 31, 2009. The decrease was primarily attributable to a $12.2 million decline in Verint’s interest expense due to lower interest rates on outstanding borrowings under its prior facility during the fiscal year ended January 31, 2010 and $7.3 million of amortization of the remaining debt discount and debt issuance costs related to CTI’s convertible debt obligations recorded for the fiscal year ended January 31, 2009, with no corresponding debt discount and debt issuance cost amortization recorded for the fiscal year ended January 31, 2010.

Other Expense, Net

Other expense, net was $16.8 million for the fiscal year ended January 31, 2010, a decrease of $75.3 million, or 81.8%, compared to the fiscal year ended January 31, 2009. The decrease was primarily attributable to a $79.6 million decrease in impairment charges associated with our ARS and a $9.5 million increase in net realized gains on investments. We recorded impairment charges related to our ARS of $6.9 million for the fiscal year ended January 31, 2010, compared to $86.5 million recorded for the fiscal year ended January 31, 2009.

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

Income Tax Benefit (Provision)

Income tax benefit was $7.0 million for the fiscal year ended January 31, 2010, compared to an income tax provision of $48.8 million for the fiscal year ended January 31, 2009. The change of $55.8 million in income tax was primarily due to a $66.7 million decrease relating to valuation allowances and $36.9 million of tax benefit due to the allocation of tax from continuing operations to discontinued operations, additional paid-in capital and other comprehensive income in the fiscal year ended January 31, 2010, with no corresponding allocation in the fiscal year ended January 31, 2009. This was partially offset by a $50.0 million increase in the U.S. tax effects of our foreign operations.

The effective tax rate for continuing operations was 3.1% for the fiscal year ended January 31, 2010 compared to (16.1)% for the fiscal year ended January 31, 2009. The negative effective tax rate for the fiscal year ended January 31, 2009 resulted from recording income tax expense on a consolidated pre-tax loss which was primarily attributable to recording a valuation allowance against deferred tax assets and recording an income tax provision in jurisdictions with taxable income. Excluding the impact of the valuation allowances, the effective tax rates for the fiscal years ended January 31, 2010 and 2009 would have been 20.4% and 19.0%, respectively, which were lower than the U.S. statutory tax rate.

For the fiscal year ended January 31, 2010 significant differences impacting the effective tax rate, other than the valuation allowance, included the impact of discontinued operations, withholding taxes, tax contingencies, dividend received deduction, the difference between U.S. federal statutory rate and the rates in foreign jurisdictions, the U.S. tax effect on foreign earnings and taxes and penalties associated with deemed dividends between Israel and the U.S.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax, was $43.1 million for the fiscal year ended January 31, 2010, an increase of $35.7 million compared to the fiscal year ended January 31, 2009. The increase was due to $35.6 million tax allocated from continuing operations to discontinued operations for the fiscal year ended January 31, 2010 with no corresponding allocation in the fiscal year ended January 31, 2009.

Net (Income) Loss Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $7.8 million for the fiscal year ended January 31, 2010, a change of $41.3 million compared to net loss attributable to noncontrolling interest of $33.5 million for the fiscal year ended January 31, 2009. The change was primarily attributable to a change in Verint’s results reflecting a net income for the fiscal year ended January 31, 2010, compared to a net loss for the fiscal year ended January 31, 2009.

Net Loss Attributable to Comverse Technology, Inc.

Net loss attributable to Comverse Technology, Inc. was $272.0 million for the fiscal year ended January 31, 2010, a decrease of $53.2 million in loss, or 16.4%, compared to the fiscal year ended January 31, 2009 due primarily to the reasons discussed above.

Segment Results

Comverse

	Comverse
	Fiscal Years Ended January 31,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$792,994	$917,736	$(124,742)	(13.6%)
Intercompany revenue	1,793	2,869	(1,076)	(37.5%)

Total revenue	794,787	920,605	(125,818)	(13.7%)

Costs and expenses:
Cost of revenue	470,739	503,375	(32,636)	(6.5%)
Intercompany purchases	2,393	4,266	(1,873)	(43.9%)
Selling, general and administrative	341,294	285,337	55,957	19.6%
Research and development, net	175,949	230,679	(54,730)	(23.7%)
Other operating expenses	18,628	57,191	(38,563)	(67.4%)

Total costs and expenses	1,009,003	1,080,848	(71,845)	(6.6%)

Loss from operations	$(214,216)	$(160,243)	$(53,973)	33.7%

Computation of segment performance:
Total revenue	$794,787	$920,605	$(125,818)	(13.7%)
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$794,787	$920,605	$(125,818)	(13.7%)

Total costs and expenses	$1,009,003	$1,080,848	$(71,845)	(6.6%)
Segment expense adjustments:
Stock-based compensation expense	4,170	7,860	(3,690)	(46.9%)
Amortization of acquisition-related intangibles	21,958	26,015	(4,057)	(15.6%)
Compliance-related professional fees	113,306	32,262	81,044	251.2%
Compliance-related compensation and other expenses	10,737	11,850	(1,113)	(9.4%)
Impairment charges	3,356	48,388	(45,032)	(93.1%)
Impairment of property plant and equipment	2,906	—	2,906	N/M
Acquisition-related charges	(103)	(74)	(29)	39.2%
Restructuring and integration charges	15,272	8,803	6,469	73.5%
Other	831	(30)	861	N/M

Segment expense adjustments	172,433	135,074	37,359	27.7%

Segment expenses	836,570	945,774	(109,204)	(11.5%)

Segment performance	$(41,783)	$(25,169)	$(16,614)	66.0%

Revenue

Revenue from customer solutions was $465.7 million for the fiscal year ended January 31, 2010, a decrease of $92.0 million, or 16.5%, compared to the fiscal year ended January 31, 2009. Revenue from VAS customer solutions was $249.6 million for the fiscal year ended January 31, 2010, a decrease of $75.4 million, or 23.2%, compared to the fiscal year ended January 31, 2009. Revenue from BSS customer solutions was $216.2 million for the fiscal year ended January 31, 2010, a decrease of $16.6 million, or 7.1%, compared to the fiscal year ended January 31, 2009. The decrease in revenue from VAS customer solutions was primarily attributable to (i) the continuance of the weakness in the global economy and the resulting lower levels of spending by telecommunication service providers, (ii) the continued proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the continued maturation of the wireless services industry, particularly as it relates to voice-based services such as voicemail, resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, and (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets. Included in the VAS customer solutions revenue decrease was a decline in revenue of $36.6 million attributable to Comverse’s Netcentrex reporting unit for the fiscal year ended January 31, 2010 compared to the fiscal year ended January 31, 2009. The decline in Netcentrex’ revenue was mainly due to weakness in market conditions, increased competition from low-cost service providers and resulting pricing pressures and significant reductions in orders by a key customer. The decrease in revenue from BSS customer solutions was primarily attributable to the reduction in spending by telecommunication service providers.

Maintenance revenue was $327.3 million for the fiscal year ended January 31, 2010, a decrease of $32.8 million, or 9.1%, compared to the fiscal year ended January 31, 2009. This decrease was primarily attributable to pricing pressures on maintenance services and voice-related products.

Revenue by Geographic Region

Revenue in the Americas, EMEA and APAC represented approximately 27%, 54%, and 19% of Comverse’s revenue, respectively, for the fiscal year ended January 31, 2010 compared to approximately 28%, 57%, and 15% of Comverse’s revenue, respectively, for the fiscal year ended January 31, 2009. The presentation of revenue by geographic region is based on the location of customers. The changes presented are not attributable to any identifiable trend.

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

Cost of Revenue

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

Segment Performance

Comverse’s segment performance was a $41.8 million loss for the fiscal year ended January 31, 2010 based on segment revenue of $794.8 million, representing a segment performance margin of (5.3)% as a percentage of segment revenue. Segment performance was a $25.2 million loss for the fiscal year ended January 31, 2009 based on segment revenue of $920.6 million, representing a segment performance margin of (2.7)% as a percentage of segment revenue. The decrease in segment performance margin is primarily attributable to the decline in revenue for the fiscal year ended January 31, 2010, which was only partially offset by lower segment expenses.

Verint

	Verint
	Fiscal Years Ended January 31,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$703,633	$669,544	$34,089	5.1%
Intercompany revenue	—	—	—	N/M

Total revenue	703,633	669,544	34,089	5.1%

Costs and expenses:
Cost of revenue	239,935	258,162	(18,227)	(7.1%)
Intercompany purchases	—	—	—	N/M
Selling, general and administrative	314,081	307,310	6,771	2.2%
Research and development, net	83,797	88,203	(4,406)	(5.0%)
Other operating expenses	141	4,654	(4,513)	(97.0%)

Total costs and expenses	637,954	658,329	(20,375)	(3.1%)

Income from operations	$65,679	$11,215	$54,464	N/M

Computation of segment performance:
Total revenue	$703,633	$669,544	$34,089	5.1%
Segment revenue adjustment	—	5,890	(5,890)	N/M

Segment revenue	$703,633	$675,434	$28,199	4.2%

Total costs and expenses	$637,954	$658,329	$(20,375)	(3.1%)
Segment expense adjustments:
Stock-based compensation expense	44,237	35,710	8,527	23.9%
Amortization of acquisition-related intangibles	30,289	34,273	(3,984)	(11.6%)
Compliance-related professional fees	54,472	28,757	25,715	89.4%
Compliance-related compensation and other expenses	—	35	(35)	N/M
Litigation settlements and related costs	—	(4,292)	4,292	N/M
Acquisition-related charges	762	—	762	N/M
Restructuring and integration charges	141	8,946	(8,805)	(98.4%)
Other	39	(111)	150	(135.1%)

Segment expense adjustments	129,940	103,318	26,622	25.8%

Segment expenses	508,014	555,011	(46,997)	(8.5%)

Segment performance	$195,619	$120,423	$75,196	62.4%

Revenue

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

Revenue by Geographic Region

Revenue in the Americas, EMEA and APAC represented approximately 55%, 25% and 20% of Verint’s revenue, respectively, for the fiscal year ended January 31, 2010 compared to approximately 52%, 32% and 16%, respectively, for the fiscal year ended January 31, 2009.

Cost of Revenue

Product cost of revenue was $131.0 million for the fiscal year ended January 31, 2010, a decrease of $3.2 million, or 2.4%, compared to the fiscal year ended January 31, 2009. Verint’s overall product margins increased in the fiscal year ended January 31, 2010 from the fiscal year ended January 31, 2009 as a result of an increase in revenue combined with a slight decline in product costs and a favorable change in product mix, as higher margin software revenue accounted for a larger portion of overall product mix. The increase was partially offset by lower profitability of certain projects recognized in the fiscal year ended January 31, 2010 compared to the fiscal year ended January 31, 2009. Product costs for the fiscal years ended January 31, 2010 and 2009 included amortization of acquired technology of $8.0 million and $9.0 million, respectively.

Service cost of revenue were $109.0 million for the fiscal year ended January 31, 2010, a decrease of $15.1 million, or 12.2%, compared to the fiscal year ended January 31, 2009. This decrease was primarily attributable to cost-saving initiatives that included:

•	a $4.9 million decrease in employee compensation and related expenses;

•	a $3.4 million decrease in travel and lodging expenses;

•	a $1.7 million decrease in stock-based compensation expense, contractor costs, personnel, and communication expenses; and

•	a $2.1 million decrease in other expenses.

Verint’s overall service margins increased in the fiscal year ended January 31, 2010 due to increases in service revenue and the decrease in service cost of revenue described above.

Selling, General and Administrative

Selling, general and administrative expenses were $314.1 million for the fiscal year ended January 31, 2010, an increase of $6.8 million, or 2.2%, compared to the fiscal year ended January 31, 2009. This increase is primarily attributable to an increase in compliance-related professional fees partially offset by a decrease in other selling, general and administrative expenses. Compliance-related professional fees and related expenses increased by $25.7 million to $54.5 million in the fiscal year ended January 31, 2010 from $28.8 million in the fiscal year ended January 31, 2009. This increase was partially offset by decreases in expenses due to cost-saving initiatives resulting in:

•	a $5.2 million decrease in employee compensation and related expenses;

•	a $4.0 million decrease in travel expenses;

•	a $1.7 million decrease in communication expenses;

•	a $1.4 million reduction in other expenses; and

•	a $1.3 million decrease in personnel expenses.

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

Segment Performance

Segment performance was $195.6 million for the fiscal year ended January 31, 2010 based on segment revenue of $703.6 million, representing a segment performance margin of 27.8% as a percentage of segment revenue. Segment performance was $120.4 million for the fiscal year ended January 31, 2009 based on segment revenue of $675.4 million, representing a segment performance margin of 17.8% as a percentage of segment revenue. The increase in segment performance margin is attributable to increases in revenue and the benefits from cost-saving initiatives.

All Other

	All Other
	Fiscal Years Ended January 31,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$37,310	$41,347	$(4,037)	(9.8%)
Intercompany revenue	161	250	(89)	(35.6%)

Total revenue	37,471	41,597	(4,126)	(9.9%)

Costs and expenses:
Cost of revenue	9,175	12,147	(2,972)	(24.5%)
Intercompany purchases	1,856	2,333	(477)	(20.4%)
Selling, general and administrative	66,349	65,036	1,313	2.0%
Research and development, net	7,465	10,266	(2,801)	(27.3%)
Other operating expenses	128	999	(871)	(87.2%)

Total costs and expenses	84,973	90,781	(5,808)	(6.4%)

Loss from operations	$(47,502)	$(49,184)	$1,682	(3.4%)

Computation of segment performance:
Total revenue	$37,471	$41,597	$(4,126)	(9.9%)
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$37,471	$41,597	$(4,126)	(9.9%)

Total costs and expenses	$84,973	$90,781	$(5,808)	(6.4%)
Segment expense adjustments:
Stock-based compensation expense	9,258	9,685	(427)	(4.4%)
Compliance-related professional fees	15,861	13,320	2,541	19.1%
Compliance-related compensation and other expenses	—	(1,811)	1,811	N/M
Litigation settlements and related costs	2,771	2,100	671	32.0%
Restructuring and integration charges	128	999	(871)	(87.2%)
Other	1,995	1,219	776	63.7%

Segment expense adjustments	30,013	25,512	4,501	17.6%

Segment expenses	54,960	65,269	(10,309)	(15.8%)

Segment performance	$(17,489)	$(23,672)	$6,183	(26.1%)

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

Segment Performance

Segment performance was a $17.5 million loss for the fiscal year ended January 31, 2010, a decrease in loss of $6.2 million, or 26.1%, compared to the loss for the fiscal year ended January 31, 2009. The decrease was primarily attributable to a decline in segment expenses due to reductions in selling, general and administrative expenses and research and development expenses at Starhome partially offset by the decrease in segment revenue.

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

During the fiscal year ended January 31, 2011, our principal uses of liquidity were to fund operating expenses, make capital expenditures, repay indebtedness, service our debt obligations and pay significant professional fees and other expenses in connection with our efforts to become current in our periodic reporting obligations under the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting, through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. We expect these expenses to decline significantly in subsequent fiscal years after we become current in our periodic reporting obligations under the federal securities laws, improve internal controls and expand our financial reporting and analysis capabilities.

Financial Condition of CTI and Comverse

Cash and Cash Equivalents

As of January 31, 2011, CTI and Comverse had cash, cash equivalents, bank time deposits and restricted cash of approximately $457.6 million, compared to approximately $446.4 million as of January 31, 2010.

During the fiscal year ended January 31, 2011, CTI and Comverse made the following significant disbursements:

•

approximately $149.8 million paid primarily for professional fees in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting;

•	approximately $29.3 million in restructuring payments, including workforce reduction initiatives at Comverse;

•	approximately $27.3 million paid by CTI in connection with the settlements of the consolidated shareholder class action and the consolidated shareholder derivative actions; and

•	approximately $8.1 million paid for special retention bonuses.

In addition, during the fiscal year ended January 31, 2011, each of Comverse and CTI’s holding company operations experienced negative cash flows from operations.

The increase in cash and cash equivalents is primarily attributable to:

•	net proceeds of approximately $76.5 million received from the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering;

•	proceeds of approximately $57.3 million received from sales and redemptions of ARS;

•	cash proceeds of approximately $55.6 million as the result of CTI’s receipt of a dividend from, and the sale of its shares of common stock of, Ulticom, Inc.;

•	proceeds of approximately $27.1 million received by Comverse from the sale of land in Ra’anana, Israel;

•

insurance proceeds of $16.5 million received by CTI under its directors’ and officers’ insurance policies in connection with the settlements of the consolidated shareholder derivative actions and the consolidated shareholder class action; and

•	$6.0 million of borrowings by Comverse Ltd. under an existing line of credit.

As part of our efforts to improve the cash position of CTI and Comverse, we commenced certain initiatives, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan, significantly reducing its annualized operating costs. During the first quarter of the fiscal year ending January 31, 2012, Comverse commenced the implementation of the Phase II Business Transformation that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse is in the process of creating new business units that are designed to improve operational efficiency and business performance. For a more comprehensive discussion relating to the Phase II Business Transformation, see “—Overview—Segment Business Highlights and Trends—Comverse Segment—Phase II Business Transformation.” Comverse is also evaluating other initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets. As part of these initiatives, Comverse is pursuing a wind down of, and continues to evaluate other strategic options for, its Netcentrex business.

Restricted Cash

Restricted cash aggregated $67.9 million as of January 31, 2011, compared to $83.4 million as of January 31, 2010. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, pending tax judgments and proceeds received from sales and redemptions of ARS (including interest thereon) that are restricted under the terms of the consolidated shareholder class action settlement agreement. As of January 31, 2011 and 2010, CTI had $33.4 million and $26.1 million, respectively, of restricted cash received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the settlement agreement.

ARS

Cash, cash equivalents, bank time deposits and restricted cash excludes ARS. As of January 31, 2011, CTI had $94.4 million aggregate principal amount of ARS valued as of such date at $72.4 million. As noted above, proceeds from sales and redemptions of ARS (including interest thereon) are restricted under the terms of the consolidated shareholder class action settlement agreement.

Liquidity Forecast

We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months. To further enhance the cash position of CTI and Comverse, we continue to evaluate capital raising alternatives.

Management’s current forecast described above is based upon a number of assumptions including, among others: improved operating performance of the Comverse segment due to, among other things: the implementation of the Phase II Business Transformation; continued reduced operating costs attributable to the first phase of Comverse’s restructuring plan; restricted cash and bank time deposits in amounts consistent with historical levels; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; reductions in compliance-related costs; sales and redemptions of substantially all of CTI’s remaining ARS for proceeds consistent with their carrying value as of January 31, 2011; intra-quarter working capital fluctuations consistent with historical trends; and the use of shares of CTI’s common stock to satisfy $82.5 million of the $112.5 million payment obligation under the consolidated shareholder class action settlement agreement due by November 15, 2011. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” materialize, CTI and Comverse may experience a shortfall in the cash required to support working capital needs. CTI’s ability to use shares of its common stock to satisfy $82.5 million of its payment obligations under the consolidated shareholder class action settlement is conditioned upon the listing of CTI’s common stock on a national securities exchange on or before the payment date of November 15, 2011.

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

Verint incurred significant professional fees and related expenses during the past several fiscal years, including the fiscal year ended January 31, 2011, in connection with its efforts to become current in its periodic reporting obligations under the federal securities laws. By June 2010, Verint filed with the SEC annual reports for all required fiscal years and quarterly reports for certain fiscal quarters for which it had not previously filed reports and resumed making timely periodic filings with the SEC. Verint expects future professional fees and related expenses to decline from the amounts incurred in prior periods.

Sources of Liquidity

The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities.

Cash Flows

Fiscal Year Ended January 31, 2011 Compared to Fiscal Year Ended January 31, 2010

	Fiscal Years Ended January 31,
	2011	2010
	(In thousands)
Net loss	$(118,502)	$(264,252)
Non-cash charges	181,963	194,318

Net income (loss) after non-cash charges add-back	63,461	(69,934)
Changes in operating assets and liabilities	(186,381)	(23,644)

Net cash used in operating activities	(122,920)	(93,578)
Net cash provided by investing activities	90,797	71,155
Net cash used in financing activities	(2,843)	(428,132)
Net cash provided by (used in) discontinued operations	38,752	(61,419)
Effects of exchange rates on cash and cash equivalents	2,732	7,919

Net increase (decrease) in cash and cash equivalents	6,518	(504,055)
Cash and cash equivalents, beginning of year including the cash of discontinued operations	574,872	1,078,927

Cash and cash equivalents, end of year including the cash of discontinued operations	581,390	574,872
Less: Cash and cash equivalents of discontinued operations at end of year	—	(13,190)

Cash and cash equivalents, end of year	$581,390	$561,682

Short-term investments, end of year
ARS	$72,441	$35,846
Long-term investments, end of year
ARS	—	78,804
Other (1)	757	2,752

	757	81,556

Total investments, end of year	$73,198	$117,402

(1)	Consists of other investments recorded within “Other assets” in the consolidated balance sheets of the consolidated financial statements included in Item 15 of this Annual Report.

Operating Cash Flows

Our operating cash flows vary significantly from year to year based on timing of collections of accounts receivable, receipts of deposits on work-in-process and achievement of milestones. During the fiscal year ended January 31, 2011, we used net cash of $122.9 million for operating activities. Net cash used in operating activities was primarily attributable to a $160.8 million decrease in deferred revenue, a $55.8 million decrease in accounts payable and accrued expenses and a $10.9 million decrease in accounts receivable compared to the fiscal year ended January 31, 2010. These were partially offset by $63.5 million of net income after non-cash charges add-back and a $44.0 million decrease in deferred cost of revenue.

Investing Cash Flows

During the fiscal year ended January 31, 2011, cash provided by investing activities was $90.8 million. Net cash provided by investing activities was primarily attributable to $76.5 million from the sale of shares of Verint Systems’ common stock in January 2011, $57.3 million from sales and maturities of investments and $27.3 million from asset sales mainly attributable to the sale of land in Ra’anana, Israel. These increases were partially offset by $33.5 million of cash used to settle derivative financial instruments not designed as hedges, $22.9 million of cash used for capital expenditures including capitalization of software development costs and $23.5 million of cash used for Verint’s acquisition of Iontas and payments of contingent consideration associated with business combinations consummated in prior periods.

Investments were $73.2 million as of January 31, 2011, a decrease of $44.2 million compared to January 31, 2010. The decrease was primarily attributable to the sales and maturities of these investments.

Financing Cash Flows

During the fiscal year ended January 31, 2011, cash used in financing activities was $2.8 million primarily attributable to $44.2 million of cash used to repay bank loans long-term debt and other financing obligations, $4.0 million of cash paid relating to debt issuance costs, $2.2 million of dividends paid by Verint’s joint venture to its noncontrolling stockholders and $1.9 million of cash paid to acquire treasury shares. These outflows were partially offset by $36.6 million of net proceeds from issuance of common stock by subsidiaries principally due to exercises of Verint stock options as a result of the termination of the prohibition on option exercises when Verint became current in its periodic reporting obligations under the federal securities laws in June 2010 and $12.0 million of proceeds from new borrowings under a line of credit.

Cash Flows of Discontinued Operations

During the fiscal year ended January 31, 2011, net cash provided by discontinued operations was $38.8 million. Net cash provided by discontinued operations was primarily attributable to $65.0 million from sales and maturities of investments, net of purchases, partially offset by $21.7 million of cash used by discontinued operations for the payment of a dividend to its minority shareholders.

Effects of Exchange Rates on Cash and Cash Equivalents

The majority of our cash and cash equivalents are denominated in the U.S. dollar. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound sterling. For the fiscal year ended January 31, 2011, the fluctuation in foreign currency exchange rates had a favorable impact of $2.7 million on cash and cash equivalents primarily due to the weakening of the U.S. dollar relative to the major foreign currencies we held during the fiscal year.

Liquidity of Investments

During the fiscal year ended January 31, 2011, the market liquidity for ARS exhibited some improvement although the price in the markets for certain classes of our ARS holdings continued to decline. Accordingly, we recorded other-than-temporary impairment charges of $0.4 million during the fiscal year ended January 31, 2011. As of January 31, 2011, the carrying amount of our $94.4 million principal amount of ARS was $72.4 million. For additional information, see “—Critical Accounting Estimates and Judgments—Valuation and Other-Than-Temporary Impairments.”

As of January 31, 2010, all investments in ARS (all of which were held by CTI as of such date) were restricted as CTI was prohibited from using proceeds from sales of such ARS pursuant to the terms of the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009. For more information about these restrictions, see “—Investments in Securities Portfolio—Restrictions on Use of ARS Sales Proceeds.”

Under the terms of the original settlement agreement of the consolidated shareholder class action prior to its amendment on June 19, 2010, CTI agreed to (i) exercise the UBS Put on June 30, 2010 and (ii) within 48 hours after receipt of payment, pay to the plaintiff class the proceeds received subsequent to date of the settlement agreement from all sales of ARS held in an account with UBS (including proceeds received as a result of the exercise of the UBS Put), which would reduce the amount of a $51.5 million payment that was payable on or before August 15, 2010.

As part of the amendment to the settlement agreement, the payment schedule under the settlement agreement was revised and the payment due on or before August 15, 2010 was reduced to $17.9 million (representing an agreed $21.5 million payment less a holdback of $3.6 million in respect of an anticipated Opt-Out Credit). Certain applicable provisions of the settlement agreement remained unchanged by the amendment. Pursuant to the amendment, CTI continued to be obligated to exercise the UBS Put on June 30, 2010 but was required to pay only such reduced payment using the proceeds received from the sales of the ARS held in an account with UBS, with any additional proceeds to remain with CTI. UBS purchased approximately $41.6 million in aggregate principal amount of ARS from CTI prior to June 30, 2010. Effective June 30, 2010, CTI exercised the UBS Put for the balance of $10.0 million aggregate principal amount of ARS that were subject to the UBS Put. In July 2010, CTI paid $17.9 million to the plaintiff class as required under the settlement agreement, as amended.

As of January 31, 2011, all investments in ARS (all of which were held by CTI as of such date) were restricted as CTI was prohibited from using proceeds from sales of such ARS pursuant to the terms of the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009, as amended on June 19, 2010. For more information about these restrictions, see “—Investments in Securities Portfolio—Restrictions on Use of ARS Sales Proceeds.”

Fiscal Year Ended January 31, 2010 Compared to Fiscal Year Ended January 31, 2009

	Fiscal Years Ended January 31,
	2010	2009
	(In thousands)
Net loss	$(264,252)	$(358,788)
Non-cash charges	194,318	379,789

Net (loss) income after non-cash charges add-back	(69,934)	21,001
Changes in operating assets and liabilities	(23,644)	14,328

Net cash (used in) provided by operating activities	(93,578)	35,329
Net cash provided by (used in) investing activities	71,155	(117,528)
Net cash (used in) provided by financing activities	(428,132)	11,608
Net cash used in discontinued operations	(61,419)	(76,106)
Effects of exchange rates on cash and cash equivalents	7,919	(13,566)

Net decrease in cash and cash equivalents	(504,055)	(160,263)
Cash and cash equivalents, beginning of year including the cash of discontinued operations	1,078,927	1,239,190

Cash and cash equivalents, end of year including the cash of discontinued operations	574,872	1,078,927
Less: Cash and cash equivalents of discontinued operations at end of year	(13,190)	(206,771)

Cash and cash equivalents, end of year	$561,682	$872,156

Short-term investments, end of year
ARS	$35,846	$—
Other	—	148,031

	35,846	148,031

Long-term investments, end of year
ARS	78,804	120,265
Other(1)	2,752	2,755

	81,556	123,020

Total investments, end of year	$117,402	$271,051

(1)	Consists of other investments recorded within “Other assets” in the consolidated balance sheets of the consolidated financial statements included in Item 15 of this Annual Report.

Operating Cash Flows

During the fiscal year ended January 31, 2010, we used net cash of $93.6 million for operating activities. Net cash used in operating activities was primarily attributable to net loss after non-cash charges add-back of $69.9 million, a decrease of $42.8 million in accounts payable and accrued expenses, $9.8 million increase in prepaid expense and other current assets, $7.7 million increase in inventories and a decrease of $6.7 million in deferred revenue compared to the fiscal year ended January 31, 2009. These were partially offset by a change of $28.4 million in other assets and liabilities and a $14.1 million decrease in deferred cost of revenue compared to the fiscal year ended January 31, 2009.

Investing Cash Flows

During the fiscal year ended January 31, 2010, cash provided by investing activities was $71.2 million. Net cash provided by investing activities was primarily attributable to $175.2 million from sales and maturities of investments partially offset by $26.2 million of cash used for capital expenditures, including capitalization of software development costs, $19.1 million of cash used to settle derivative financial instruments not designed as hedges and $58.8 million reclassified from cash and cash equivalents to restricted cash and bank time deposits primarily attributable to (i) the requirement to maintain $45.0 million as compensating cash balances under the terms of lines of credit that Comverse Ltd. had with banks as of January 31, 2010 compared to $20.0 million under one line of credit Comverse Ltd. had with a bank as of January 31, 2009 and (ii) proceeds of $26.1 million received from sales and redemptions of ARS (including interest thereon) that are restricted under the terms of the consolidated shareholder class action settlement agreement CTI entered into on December 16, 2009.

Investments were $117.4 million as of January 31, 2010, a decrease of $153.6 million compared to January 31, 2009. The decrease was primarily attributable to the sales and maturities of investments which generated proceeds of $175.2 million.

Financing Cash Flows

During the fiscal year ended January 31, 2010, cash used in financing activities was $428.1 million primarily attributable to $417.3 million of cash used to repurchase convertible debt obligations.

Cash Flows of Discontinued Operations

During the fiscal year ended January 31, 2010, the cash used in discontinued operations was $61.4 million. Net cash used by discontinued operations was primarily attributable to $64.4 million of cash used by discontinued operations for the payment of a dividend to its minority shareholders.

Effects of Exchange Rates on Cash and Cash Equivalents

For the fiscal year ended January 31, 2010, the fluctuation in foreign currency exchange rates had a favorable impact of $7.9 million on cash and cash equivalents primarily due to the weakening of the U.S. dollar relative to the major foreign currencies we held during the fiscal year.

Liquidity of Investments

During the fiscal year ended January 31, 2010, the market liquidity for ARS exhibited some improvement, although the prices in the markets for certain classes of our ARS holdings continued to decline. Accordingly, we recorded other-than-temporary impairment charges of $6.9 million with respect to CTI’s holdings of those specific ARS. As of January 31, 2010, the carrying amount of our $206.6 million principal amount of ARS was $114.7 million. For additional information, see “—Critical Accounting Estimates and Judgments—Valuation and Other-Than-Temporary Impairments.”

As of January 31, 2010, all investments in ARS (all of which were held by CTI as of such date) were restricted as CTI was prohibited from using proceeds from sales of such ARS pursuant to the terms of the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009. For more information about these restrictions, see “—Investments in Securities Portfolio—Restrictions on Use of ARS Sales Proceeds.”

Investments in Securities Portfolio

We hold ARS supported by corporate issuers and student loans. The ARS have long-term stated maturities. In August 2010, we began to forecast that we will sell our remaining ARS during the fourth quarter of the fiscal year ending January 31, 2012 after the expiration of the restrictions on sales of ARS and the use of proceeds from sales thereof following the final payment under the settlement agreement of the consolidated shareholder class action due on or before November 15, 2011.

UBS Put

In November 2008, CTI accepted an offer from UBS AG (referred to as UBS) providing rights related to $51.6 million in aggregate principal amount of ARS that were held in an account with UBS (referred to as the UBS Put). Under the terms of the UBS Put, CTI had the right, but not the obligation, to sell its eligible ARS at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. Additionally, UBS had the right, at its discretion and at any time until July 2, 2012, to purchase the ARS from CTI at par value, which is defined as the price equal to the principal amount of the ARS plus accrued but unpaid dividends or interest, if any. Under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. Effective June 30, 2010, CTI exercised the UBS Put for the balance of the ARS that were subject to the UBS Put. UBS purchased from CTI, pursuant to its purchase right and upon exercise of the UBS Put by CTI, approximately $42.6 million and $9.0 million aggregate principal amount of ARS during the fiscal years ended January 31, 2011 and 2010, respectively.

In the fiscal year ended January 31, 2009, we recorded the UBS Put at its then fair value of $13.6 million in “Other assets” with a corresponding gain recorded in “Other income (expense), net.” We did not elect the fair value option under the FASB’s guidance. Consequently, the UBS Put was carried at historical cost and assessed for impairment. We evaluated the UBS Put for impairment based on redemptions and changes in fair value of the related ARS subject to the UBS Put and during the fiscal years ended January 31, 2011 and 2010 recorded $6.7 million and $6.9 million, respectively, of pre-tax impairment charges, which were classified in “Other income (expense), net.” Due to its exercise on June 30, 2010, we had no recorded amounts in connection with the UBS Put as of January 31, 2011. As of January 31, 2010, the UBS Put’s carrying value was $6.7 million (recorded in “Prepaid expenses and other current assets”) and the fair value of the related ARS was $35.8 million before consideration of the UBS Put, with a corresponding principal amount of $42.6 million. For additional information relating to our ARS and UBS Put, see note 3 to the consolidated financial statements included in Item 15 of this Annual Report.

Other-Than-Temporary Impairment

For ARS that we determined that we could not assert that we intended to hold such ARS until their fair value recovered to amortized cost, we recorded other-than-temporary impairment charges of $0.4 million, $6.9 million and $86.5 million on a pre-tax basis during the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

Additionally, during the fiscal year ended January 31, 2011, $112.2 million aggregate principal amount of ARS with a carrying value of $33.4 million were sold or redeemed for proceeds of $57.3 million. These amounts included $42.6 million in aggregate principal amount of ARS that were subject to the UBS Put, of which $32.6 million aggregate principal amount of ARS were purchased by UBS from CTI pursuant to its purchase right prior to June 30, 2010 and $10.0 million aggregate principal amount of ARS were purchased by UBS upon the exercise by CTI of the UBS Put effective June 30, 2010.

Restrictions on Use of ARS Sales Proceeds

As part of the settlement agreement of the consolidated shareholder class action, as amended, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement. As of January 31, 2011 and 2010, CTI had $33.4 million and $17.1 million of restricted cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply, respectively. As of January 31, 2011 and 2010, CTI held $94.4 million and $164.0 million aggregate principal amount of ARS with a carrying value of $72.4 million and $78.8 million, respectively, to which such restrictions apply. In addition, as of January 31, 2010, CTI held $9.0 million received from sales of ARS held with UBS, which under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to apply towards amounts payable under the settlement agreement.

Indebtedness

Verint Credit Facilities

On May 25, 2007, Verint entered into a credit agreement with a group of banks to fund a portion of the acquisition of Witness. On April 29, 2011, Verint (i) entered into a credit agreement (referred to as the new credit agreement) with a group of lenders and Credit Suisse AG, as administrative agent and collateral agent for the lenders (referred to in such capacities as the agent), and (ii) terminated the credit agreement, dated May 25, 2007 (referred to as the prior facility).

Prior Facility

The prior facility provided for a $650.0 million term loan and a $25.0 million revolving credit facility. The $25.0 million revolving credit facility was effectively reduced to $15.0 million in September 2008 (in connection with the bankruptcy of Lehman Brothers, which was one of the lenders, and the related subsequent termination of its revolving commitment under the prior facility in June 2009), and then later increased to $75.0 million in July 2010. Also in July 2010, Verint amended the prior facility to, among other things, (i) change the method of calculation of the applicable interest rate margin to be based on its consolidated leverage ratio from time to time, (ii) add a 1.50% London Interbank Offered Rate (or LIBOR) floor, (iii) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the prior facility from $50.0 million to $200.0 million, and (iv) make certain changes to the negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio. The term loan and the revolving credit facility were scheduled to mature on May 25, 2014 and May 25, 2013, respectively. Verint’s obligations under the prior facility were guaranteed by certain of its domestic subsidiaries (including Witness) and were secured by substantially all of the assets of Verint Systems and these subsidiaries. The prior facility was not guaranteed by CTI and was not secured by any of its assets.

As of January 31, 2011 and 2010, Verint’s outstanding term loan balance under the prior facility was approximately $583.2 million and $605.9 million, respectively. Verint borrowed $15.0 million under the revolving credit facility in November 2008 and repaid it in full in December 2010. Accordingly, Verint had $75.0 million available for borrowing under the revolving credit facility as of January 31, 2011. Verint’s ability to borrow under the revolving credit facility was dependent upon certain conditions, including the absence of any material adverse effect or change on Verint’s business, as defined in the prior facility. The commitment fee for unused capacity under the revolving credit facility was increased from 0.50% to 0.75% per annum as part of the amendment of the prior facility in July 2010.

The prior facility required mandatory payments of the term loan with the net cash proceeds of certain asset sales (to the extent such net cash proceeds were not otherwise reinvested in assets useful in Verint’s business) and, on an annual basis, a percentage of excess cash flow that ranged from 0% to 50% depending on Verint’s consolidated leverage ratio (as defined in the prior facility). It also required periodic amortization payments of the term loan. Verint made an excess cash flow prepayment on the term loan of $22.1 million in May 2010 in respect of the fiscal year ended January 31, 2010 and an amortization payment of $0.6 million in February 2010. A mandatory excess cash flow prepayment was not required in respect of the fiscal year ended January 31, 2011.

The prior facility contained one financial covenant that required Verint not to exceed a certain consolidated leverage ratio, as of each fiscal quarter end, with respect to the then applicable trailing twelve months. The consolidated leverage ratio was defined as Verint’s consolidated net total debt divided by consolidated EBITDA for the trailing four quarters. EBITDA was defined in the prior facility as net income (loss) plus income tax expense, interest expense, depreciation and amortization, amortization of intangibles, losses related to hedge agreements, any extraordinary, unusual, or non-recurring expenses or losses, any other non-cash charges, and expenses incurred or taken prior to April 30, 2008 in connection with the acquisition of Witness, minus interest income, any extraordinary, unusual, or non-recurring income or gains, gains related to hedge agreements, and any other non-cash income. Under the prior facility, for the quarterly periods ended January 31, April 30, July 31, and October 31, 2009, the consolidated leverage ratio was not permitted to exceed 4.50:1 and for the quarterly periods ended January 31, April 30, July 31 and October 31, 2010, the consolidated leverage ratio was not permitted to exceed 3.50:1, and Verint was in compliance with such requirements as of such dates. As of January 31, 2011, Verint’s consolidated leverage ratio was approximately 2.50:1 compared to a permitted consolidated leverage ratio of 3.50:1, and Verint’s EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by at least $50.0 million. For the quarterly period ended April 30, 2011 and the quarterly periods ending July 31 and October 31, 2011, the consolidated leverage ratio was not permitted to exceed 3.50:1. For the quarterly periods ending January 31, 2012 and thereafter, the consolidated leverage ratio was not permitted to exceed 3.00:1.

In addition, Verint was subject to a number of other restrictive covenants under the prior facility, including limitations on its ability to incur indebtedness, create liens, make fundamental business changes, dispose of property, make restricted payments (including dividends), make significant investments, enter into sale and leaseback transactions, enter new lines of business, provide negative pledges, enter into transactions with related parties, and enter into speculative hedges, although there were limited exceptions to these covenants. Accordingly, the prior facility precluded Verint Systems from paying cash dividends and limited its ability to make asset distributions to its stockholders, including CTI. The prior facility also contained a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the lenders within certain periods after each fiscal year and quarter. In April 2010, Verint entered into an amendment to the prior facility to extend the due date for delivery of audited consolidated financial statements and related documentation for the fiscal year ended January 31, 2010. In consideration for this amendment, Verint paid approximately $0.9 million.

Prior to the amendment of Verint’s prior facility in July 2010, the applicable interest rate margin on its loans was determined by reference to its corporate ratings and twice increased (each time by 25 basis points) due to Verint’s previous failure to deliver certain audited financial statements and lack of corporate ratings (both resulting from the continued delay in filing its periodic reports). The applicable margin accordingly was reduced by 50 basis points in June 2010 when Verint delivered the required financial statements and obtained corporate ratings. After it entered into an amendment of the prior facility in July 2010, the applicable margin was determined under the prior facility by reference to Verint’s consolidated leverage ratio. As of January 31, 2011, the interest rate on the term loan was 5.25%. The interest rate on both the term loan and the revolving line of credit borrowings was 3.49% as of January 31, 2010. The higher interest rate as of January 31, 2011 reflected, among other things, the impact of the July 2010 amendments discussed above.

For more information about Verint’s prior facility, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk on Indebtedness” and note 12 to the consolidated financial statements included in Item 15 of this Annual Report.

Termination of Interest Rate Swap Agreement

On May 25, 2007, concurrently with entry into the prior facility, Verint entered into a pay-fixed/receive-variable interest rate swap agreement with a multinational financial institution with a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. The original term of the interest rate swap extended through May 2011. However, in July 2010, Verint terminated the interest rate swap in exchange for a payment of $21.7 million to the counterparty, made in August 2010, representing the approximate present value of the expected remaining quarterly settlement payments Verint otherwise would have owed under the swap agreement. For more information about Verint’s interest rate swap agreement, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risks–Interest Rate Risk on Indebtedness” and notes 12 and 13 to the consolidated financial statements included in Item 15 of this Annual Report.

New Credit Agreement

The new credit agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing October 2017 (referred to as the new term loan facility) and a $170.0 million revolving credit facility maturing April 2016 (referred to as the new revolving credit facility), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the new credit agreement. As of the April 30, 2011, Verint had no outstanding borrowings under the new revolving credit facility.

Loans under the new credit agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint’s election:

•

in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the new credit agreement), and

•

in the case of base rate loans, the Base Rate plus 2.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 2.00%). The “Base Rate” is the greatest of (i) the agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the new credit agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one month interest period plus 1.00%.

Verint has agreed to pay a commitment fee with respect to undrawn availability under the new revolving credit facility, payable quarterly, at a rate of 0.50% per annum, and customary administrative agent fees and fees in respect of letters of credit.

The new credit agreement requires Verint to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017. Optional prepayments of the loan are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates and a 1.0% premium applicable in the event of a Repricing Transaction (as defined in the new credit agreement) prior to April 30, 2012. The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the new credit agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, and then pro rata to other remaining scheduled term loan principal payments, if any.

Verint’s obligations under the new credit agreement are guaranteed, similar to the prior facility, by substantially all of Verint’s domestic subsidiaries and are secured, similar to the prior facility, by a security interest in substantially all assets of Verint and its guarantor subsidiaries, subject to certain exceptions. Verint’s obligations under the new credit agreement are not guaranteed by CTI and are not secured by any of CTI’s assets.

The new credit agreement contains customary affirmative and negative covenants for credit facilities of this type similar to those in the prior facility, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the new credit agreement, similar to the prior facility, precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The new credit agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated EBITDA (as defined in the new credit agreement) leverage ratio until July 31, 2013 no greater than 5.00 to 1.00 and, thereafter, no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions.

The new credit agreement provides for customary events of default with corresponding grace periods similar to those in the prior facility, including failure to pay principal or interest under the new credit agreement when due, failure to comply with covenants, any representation or warranty made by Verint proving to be inaccurate in any material respect, defaults under certain other indebtedness of Verint or its subsidiaries, a change of control (as defined in the new credit agreement) of Verint, and certain insolvency or receivership events affecting Verint or its significant subsidiaries. Upon an event of default, all obligations of Verint owing under the new credit agreement may be declared immediately due and payable, and the lenders’ commitments to make loans under the new credit agreement may be terminated.

For more information about Verint’s new credit agreement, see note 28 to the consolidated financial statements included in Item 15 of this Annual Report.

Convertible Debt Obligations

In May 2003, CTI issued $420.0 million aggregate principal amount of Convertible Debt Obligations (referred to as the Existing Convertible Debt Obligations). On January 26, 2005, CTI completed an offer to the holders of the outstanding Existing Convertible Debt Obligations to exchange the Existing Convertible Debt Obligations for New Convertible Debt Obligations (referred to as the New Convertible Debt Obligations). Of the $420.0 million aggregate principal amount of Existing Convertible Debt Obligations outstanding prior to the exchange offer, approximately $417.7 million aggregate principal amount representing approximately 99.5% of the original issue of Existing Convertible Debt Obligations were validly tendered in exchange for an equal principal amount of New Convertible Debt Obligations. The convertible debt obligations mature on May 15, 2023 and do not bear interest. The convertible debt obligations are not secured by any of our assets and are not guaranteed by any of CTI’s subsidiaries.

Under the terms of the indenture governing the New Convertible Debt Obligations, CTI had an obligation to offer to purchase for cash the New Convertible Debt Obligations on May 15, 2009. To meet its obligations under the indenture, CTI commenced a tender offer on April 17, 2009. Upon the completion of the tender offer on May 15, 2009, CTI purchased, using available cash, $417.3 million aggregate principal amount of New Convertible Debt Obligations. Following the repurchase of the New Convertible Debt Obligations, as of January 31, 2011 and 2010, CTI had $2.2 million of aggregate principal amount of outstanding convertible debt obligations, respectively, which, as of each such dates, included $0.1 million of aggregate principal amount of outstanding New Convertible Debt Obligations. In August 2010, Standard & Poor’s discontinued rating the convertible debt obligations at which time they became convertible. For additional information relating to the convertible debt obligations, see note 12 to the consolidated financial statements included in Item 15 of this Annual Report.

Comverse Ltd. Lines of Credit

As of January 31, 2010, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $25.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million. In December 2010, this line of credit was further decreased to $10.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to $10.0 million. As of January 31, 2011 and 2010, Comverse Ltd. had utilized $4.0 million and $7.7 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

As of January 31, 2010, Comverse Ltd. had an additional line of credit with a bank for $20.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to $15.0 million. As of January 31, 2010, Comverse Ltd. had no outstanding borrowings under the line of credit. In December 2010, Comverse Ltd. borrowed and repaid $6.0 million under the line of credit. In January 2011, Comverse Ltd. borrowed $6.0 million under the line of credit which remained outstanding as of January 31, 2011. The weighted-average interest rate on these outstanding borrowings for the fiscal year ended January 31, 2011 was 1.425%. During the fiscal quarter ended April 30, 2011, Comverse Ltd. repaid in full all borrowings under the line of credit. As of January 31, 2011 and 2010, Comverse Ltd. had utilized $7.3 million and $9.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as disclosed above, the lines of credit have no financial covenant provisions.

Settlements of Shareholder Class and Derivative Actions

On December 16, 2009 and December 17, 2009, CTI entered into agreements to settle the consolidated shareholder class action and consolidated shareholder derivative actions, respectively. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the Opt-out Credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. For a discussion of these actions and additional terms of the settlement, see Item 3, “Legal Proceedings.” As part of the settlement of the consolidated shareholder class action, as amended, CTI agreed to make payments to a class action settlement fund in the aggregate amount of up to $165.0 million that were paid or remain payable as follows:

•	$1.0 million that was paid following the signing of the settlement agreement in December 2009;

•

$17.9 million that was paid in July 2010 (representing an agreed $21.5 million payment less a holdback of $3.6 million in respect of the anticipated Opt-out Credit, which holdback is required to be paid by CTI if the Opt-out Credit is less);

•	$30.0 million that was paid in May 2011; and

•	$112.5 million (less the amount, if any, by which the Opt-out Credit exceeds the holdback discussed above) payable on or before November 15, 2011.

Of the $112.5 million due on or before November 15, 2011, $82.5 million is payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten-day average of the closing prices of CTI’s common stock prior to such election, provided that CTI’s common stock is listed on a national securities exchange on or before the payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million. The payment of $30.0 million made in May 2011 could also have been paid in shares of CTI’s common stock if, prior thereto, CTI had met such conditions to using shares as payment consideration. If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. As part of the settlement of the shareholder derivative actions, CTI paid, in October 2010, $9.4 million to cover the legal fees and expenses of the plaintiffs. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action. The agreement to settle the consolidated shareholder class action, as amended, was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively. We expect to fund any cash payments we make under the settlement of the consolidated shareholder class action using cash on hand or, if insufficient, from proceeds of the sale of investments, including ARS and new borrowings, cash generated from asset divestitures or proceeds from the issuance of equity or debt securities.

Restructuring Initiatives

We review our business, manage costs and align resources with market demand and in conjunction with various acquisitions. As a result, we have taken several actions to reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led, and will lead, to some charges.

First Quarter 2010 Restructuring Initiative

During the first quarter of the fiscal year ended January 31, 2011, Comverse’s management approved a restructuring plan to eliminate staff positions and close certain facilities in order to streamline Comverse’s activities. The aggregate cost of the plan of $7.0 million was recorded during the fiscal year ended January 31, 2011. Severance-related and facilities-related costs of $6.0 million and $0.9 million, respectively, were paid during the fiscal year ended January 31, 2011 with the remaining costs of $0.1 million expected to be substantially paid by January 31, 2012.

Third Quarter 2010 Restructuring Initiative

During the third quarter of the fiscal year ended January 31, 2011, we commenced the first phase of a plan to restructure operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. The first phase of the plan includes termination of certain employees located primarily in Israel, the U.S., APAC and the United Kingdom. In relation to this first phase, Comverse recorded severance-related costs of $11.6 million and facilities-related costs of $0.2 million during the fiscal year ended January 31, 2011. Severance-related and facilities-related costs of $9.1 million and $0.1 million, respectively, were paid during the fiscal year ended January 31, 2011 with the remaining costs of $2.5 million expected to be substantially paid by January 31, 2012.

During the first quarter of the fiscal year ending January 31, 2012, Comverse commenced the implementation of the Phase II Business Transformation that focuses on process reengineering to maximize business performance, productivity and operational efficiency. For a more comprehensive discussion, see “—Overview—Segment Business Highlights and Trends—Comverse Segment—Phase II Business Transformation.”

Netcentrex 2010 Initiative

During the fiscal year ended January 31, 2011, Comverse’s management, as part of initiatives to improve focus on its core business and to maintain its ability to face intense competitive pressures in its markets, began pursuing a wind down of the Netcentrex business. In connection with the wind down, Comverse’s management approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. In relation to this first phase, we recorded severance-related costs of $10.9 million and paid $8.0 million of such costs during the fiscal year ended January 31, 2011. The remaining costs of the first phase of $2.9 million are expected to be substantially paid by January 31, 2012. As an alternative to a wind down, management continues to evaluate other strategic options for the Netcentrex business.

Guarantees and Restrictions on Access to Subsidiary Cash

Guarantees

We provide certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of January 31, 2011 and 2010, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $47.6 million as of January 31, 2011, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2012.

Dividends from Subsidiaries

The ability of our Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to the provisions of the Convention for the Avoidance of Double Taxation between Israel and the United States (referred to as the Convention). Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends distributed out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. In addition, in case the dividend is distributed out of tax exempted income (derived in a period in which a company was entitled to tax exempt income in accordance with the Encouragement Law), a company will be subject, in the tax year in which the dividend is distributed, to corporate tax on the grossed up transferred amounts, according to the corporate tax rate to which our income was subject under the Approved Enterprise program (10%). This tax is in addition to the 15% withholding tax applicable to dividends. Dividends which are distributed from income which is subject to regular corporate income tax rates and not included in the benefit tax rate income or exempted income under the Encouragement Law is subject to a withholding tax of 12.5% under the terms of the Convention.

We operate our business internationally. A significant portion of our cash and cash equivalents is held outside of the United States by various foreign subsidiaries. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries.

In addition, Verint is party to a credit agreement that contains certain restrictive covenants which, among other things, preclude Verint Systems from paying cash dividends and limit its ability to make asset distributions to its stockholders, including CTI. Also, pursuant to its investment agreements, Starhome B.V. is precluded from paying cash dividends to its shareholders without the approval of certain minority shareholders.

Investment in Verint Systems’ Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (referred to as the Securities Purchase Agreement), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (referred to as the preferred stock), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation.

Originally, the preferred stock did not confer on CTI voting rights and was not convertible into Verint Systems’ common stock. On October 5, 2010, Verint Systems’ stockholders approved, in a special stockholders meeting, the issuance of the Verint Systems’ common stock underlying the preferred stock and accordingly, on such date, the preferred stock became voting and convertible into Verint Systems’ common stock.

Ranking

The preferred stock was issued at a purchase price of $1,000 per share and ranks senior to Verint Systems’ common stock.

Liquidation

The preferred stock has an initial liquidation preference equal to the purchase price of the preferred stock, or $1,000 per share. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of Verint, CTI will be entitled to receive, out of assets available for distribution to Verint’s stockholders and before any distribution of assets to the holders of Verint Systems’ common stock, an amount equal to the then-current liquidation preference, which includes accrued and unpaid dividends. As of January 31, 2011 and 2010, the liquidation preference of the preferred stock was $338.7 million and $325.9 million, respectively.

Dividends

Cash dividends on the preferred stock are cumulative and are calculated quarterly at a specified dividend rate on the liquidation preference in effect at such time. Dividends are paid only if declared by Verint’s board of directors. The dividend rate is 3.875% per annum. If Verint determines that it is prohibited from paying cash dividends on the preferred stock under the terms of its credit agreement or other debt instruments, it may elect to make such dividend payments in shares of its common stock, which common stock will be valued at 95% of the volume weighted-average price of its common stock for each of the five consecutive trading days ending on the second trading day immediately prior to the record date for such dividend. Verint’s prior facility contained, and the new credit agreement contains, a restrictive covenant which limits its ability to pay dividends on the preferred stock. Verint’s ability to pay dividends on its common stock, which ranks junior to the preferred stock with respect to the payment of dividends, is limited if it has not declared a dividend for payment on the regularly scheduled dividend payment date of the preferred stock. Through the date hereof, no dividends have been declared or paid on the preferred stock. Through January 31, 2011 and January 31, 2010, cumulative, undeclared dividends on the preferred stock were $45.7 million and $32.9 million, respectively.

Voting

Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The initial conversion rate was set at 30.6185 shares of common stock for each share of preferred stock.

Conversion

Each share of preferred stock is convertible, at the option of CTI, into a number of shares of Verint Systems’ common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66, and remained unchanged through January 31, 2011. The conversion price is subject to periodic adjustment upon the occurrence of certain dilutive events. The liquidation preference is equal to the issue price of $1,000 per share plus the sum of all accrued and unpaid dividends, whether or not declared. As of January 31, 2011 and 2010, the preferred stock could be converted into approximately 10.4 million and 10.0 million shares of Verint Systems’ common stock, respectively.

At any time, Verint may force the conversion of all, but not less than all, of the preferred stock into common stock at its option, but only if the closing sale price of its common stock immediately prior to such conversion equals or exceeds the conversion price then in effect by 135%.

Special Rights Upon a Fundamental Change

The terms of the preferred stock also provide that upon a fundamental change, as defined in the Certificate of Designation of the preferred stock, CTI would have the right to require Verint to repurchase the preferred stock for 100% of the liquidation preference then in effect. Fundamental change events include the sale of substantially all of Verint’s assets, certain changes in beneficial ownership or board of directors’ representation, and business reorganizations. If Verint fails to repurchase the preferred stock as required upon a fundamental change, then the number of directors constituting the board of directors will be increased by two, and CTI will have the right to elect two directors to fill such vacancies. Upon repurchase of the preferred stock subject to the fundamental change repurchase right, CTI will no longer have the right to elect additional directors, the term of office of each additional director will terminate immediately upon such repurchase, and the number of directors will, without further action, be reduced by two. In addition, in the event of a fundamental change, the conversion rate will be increased to provide for additional shares of common stock issuable to CTI upon conversion, based on a sliding scale depending on the acquisition price, as defined in the Certificate of Designation of the preferred stock, ranging from zero to 3.7 additional shares of common stock for every share of preferred stock converted into common stock.

Transfer and Registration Rights

        CTI has had the right to sell the preferred stock since November 25, 2007 in either private or public transactions. Pursuant to a registration rights agreement that CTI and Verint entered into concurrently with the Securities Purchase Agreement (referred to as the New Registration Rights Agreement), subject to certain conditions which have now been satisfied, CTI is entitled to two demands to require Verint to register the preferred stock and/or the shares of common stock underlying the preferred stock for resale under the Securities Act of 1933, as amended (or the Securities Act). Such resales may be made through underwritten offerings, upon CTI’s request. The New Registration Rights Agreement also provides CTI with unlimited piggyback registration rights on certain Securities Act registrations filed by Verint on its own behalf or on behalf of other Verint stockholders.

CTI’s rights under the New Registration Rights Agreement are in addition to its rights under a previous registration rights agreement that CTI entered into with Verint shortly before Verint’s initial public offering in 2002. This registration rights agreement (referred to as the Original Registration Rights Agreement) covers all shares of common stock then held by CTI and any additional shares of common stock acquired by CTI at later dates. Under the Original Registration Rights Agreement, CTI is entitled to unlimited demand registrations of its shares on registration statements on Form S-3. As long as Verint is not eligible to use a registration statement on Form S-3, CTI was also entitled to one demand registration on a registration statement on Form S-1. Effective July 15, 2010, CTI made a demand pursuant to the Original Registration Rights Agreement to have up to 2.8 million shares of Verint Systems’ common stock registered in a registration statement on Form S-1 and, on January 14, 2011, completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering. In addition, similar to the New Registration Rights Agreement, the Original Registration Rights Agreement also provides CTI with unlimited piggyback registration rights.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements, other than performance guarantees previously discussed. See “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash.”

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of January 31, 2011:

	Payments due by period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(In thousands)
Long-term debt obligations, including current portion	$687,569	$25,415	$72,462	$589,692	$—
Operating lease obligations	118,489	36,323	48,534	20,761	12,871
Purchase obligations (1)	64,553	55,983	8,570	—	—
Other current and long-term liabilities (2)	149,736	148,802	734	200	—

Total (3)	$1,020,347	$266,523	$130,300	$610,653	$12,871

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
(2)	Includes (i) $30.0 million paid by CTI in May 2011 pursuant to the settlement agreement of the consolidated shareholder class action, as amended, and (ii) CTI’s remaining payment obligation under such settlement agreement due November 2011.
(3)	Our consolidated balance sheet as of January 31, 2011 includes $151.9 million of non-current tax liabilities for uncertain tax positions. The specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the table set forth above.

The long-term debt obligations reflected above include projected interest payments over the scheduled term of the debt, assuming interest rates of 5.25%, which was the interest rate in effect for Verint’s term loan borrowings under the prior facility as of January 31, 2011. The interest rate on the term loan and revolving credit facility under the prior facility was variable. The prior facility was terminated on April 29, 2011, when Verint entered into a new credit agreement. For a more detailed discussion of the interest on borrowings under the prior facility and the new credit agreement, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk on Indebtedness.”

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

Please note that the following discussion of critical accounting estimates and judgments contains references to the FASB’s guidance in effect, and applicable to our consolidated financial statements on or before January 31, 2011 (the end of the most recent fiscal year covered by this Annual Report).

Revenue Recognition

We report revenue in two categories: (i) product revenue, including hardware and software products and (ii) service revenue, including revenue from professional services, training services and post-contract customer support (or PCS). Professional services primarily include installation, customization and consulting services.

The vast majority of our revenue is accounted for in accordance with the FASB’s guidance relating to revenue recognition for software arrangements as the software component of most of our multiple element arrangements is more than incidental to the products being sold. In applying the FASB’s guidance, we exercise judgment and use estimates in the determination of revenue to be recognized in each accounting period.

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

The timing of recognition for our revenue transactions involves numerous judgments, estimates and policy determinations. The most significant are summarized as follows:

PCS revenue is derived primarily from providing technical software support services, unspecified software updates and upgrades to customers on a when and if available basis. PCS revenue is recognized ratably over the term of the PCS period. When PCS is included within a multiple element arrangement, we primarily utilize the substantive renewal rate to establish VSOE of fair value for the PCS. To a much lesser extent, the bell-shaped curve approach is used for certain Verint arrangements, depending upon geographical region or product line.

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

For arrangements that include a stated renewal rate, determining whether the actual renewal rate is substantive is a matter of judgment. For each group of our products, we stratify our customers based on the size of the installed base and the geographic location of the customer. Based on our historical negotiations and contract experience we believe that our customers behave differently and perceive different values for PCS based on these two main factors.

Under the bell-shaped curve approach of establishing VSOE of fair value, Verint performs a VSOE of fair value compliance test to ensure that a substantial majority (75% or over) of actual PCS renewals are within a narrow range of plus or minus 15% of the median pricing.

We evaluate many factors in determining the estimated economic life of our products, including the support period of the product, technological obsolescence, average time between new product releases and upgrade activity by customers. We have concluded that the estimated economic lives of our key software products range from five to eight years.

Our policy for establishing VSOE of fair value for professional services and training is based upon an analysis of separate sales of services, which are then compared with the fees charged when the same elements are included in a multiple element arrangement. Comverse has not yet established VSOE of fair value for any element other than PCS.

In certain multiple element arrangements, we are obligated to provide training services to customers related to the operation of our software products. For Comverse, these training services are either provided to the customer on a “defined” basis (limited to a specified number of days or training classes) or on an “as-requested” basis (unlimited training over a contractual period).

For multiple element arrangements containing as-requested training obligations, we recognize the total arrangement consideration ratably over the contractual period during which we are required to “stand ready” to perform such training, provided that all other criteria for revenue recognition have been met.

For multiple element arrangements containing defined training obligations, the training services are typically provided to the customer prior to the completion of the installation services. In these situations, because revenue recognition does not commence until the completion of installation, the defined training obligations do not impact the timing of recognition of revenue. In certain circumstances in which training is provided after the end of the installation period, we commence revenue recognition upon the completion of training, provided that all other criteria for revenue recognition have been met.

Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized, in accordance with the FASB’s guidance for long-term construction type contracts using the percentage-of-completion (or POC) method.

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

In determining the amount of a multiple element arrangement fee that should be classified between product revenue and service revenue, Comverse first allocates the arrangement fee to product revenue and PCS (PCS is classified as service revenue) based on management’s estimate of fair value for those elements. The remainder of the arrangement fee, which is comprised of all other service elements, is allocated to service revenue. The estimate of fair value of the product element is based primarily on management’s evaluation of direct costs and reasonable profit margins on those products. This was determined to be the most appropriate methodology as Comverse has historically been product oriented with respect to pricing policies which facilitates the evaluation of product costs and related margins in arriving at a reasonable estimate of the product element fair value. Management’s estimate of reasonable profit margins requires significant judgment and consideration of various factors, such as the impact of the economic environment on margins, the complexity of projects, the stability of product profit margins and the nature of products. The estimate of fair value for PCS is based on management’s evaluation of weighted average PCS rates for arrangements for which VSOE of fair value of PCS exists.

In determining the classification of revenue between products and services, Verint reviews VSOE of fair value for training, installation and PCS services from similar transactions and stand alone services arrangements and compares them to its peers, in order to determine reasonable and consistent approximations of fair values of service revenue with the remaining amount being allocated to product revenue.

Revenue from sales to resellers and original equipment manufacturers (or OEMs) who purchase Verint’s products for resale are generally recognized when such products are shipped (referred to as sell-in basis) to the reseller or OEM. This policy is predicated on Verint’s ability to estimate sales returns from these customers, among other criteria. Verint is also required to evaluate whether its resellers and OEMs have the ability to honor their commitment to make fixed or determinable payments, regardless of whether they collect payment from customers. If Verint were to change any of these assumptions or judgments, it could cause a material change to reported revenue in a particular period. Verint has historically experienced insignificant product returns from resellers and OEMs and payment terms for these customers are similar to those granted to end-users. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally accepted, Verint defers the recognition of revenue until the receipt of cash.

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

Stock-Based Compensation

We account for share-based payment awards, including employee stock options, restricted stock, deferred stock units and employee stock purchases, made to employees and directors in accordance with the FASB’s guidance for share-based payment and related interpretative guidance, which requires the measurement and recognition of compensation expense for all such awards based on estimated fair value. Options are granted by CTI as well as its Verint and Starhome subsidiaries and were granted by Ulticom prior to its sale by CTI on December 3, 2010.

We are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under the FASB’s guidance, stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. We use the Black-Scholes option-pricing model to measure fair value of these stock option awards. The Black Scholes model requires us to make judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption over the term of the awards and the expected life of the option award based on the actual and projected employee stock option behaviors. The inputs noted below that are factored into the option valuation model we use to measure the fair value of our stock awards are subjective estimates. Changes to these estimates could cause the fair value of our stock awards and related stock-based compensation expenses to vary materially. Except as noted below, the following key assumptions are used for all of our stock-based compensation awards:

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

•

In order to determine the estimated period of time that we expect employees to hold their stock options, we have analyzed the historical exercise rates. In the case of modifications related to additional time to exercise afforded to certain terminated employees affected by the restricted period, the estimated holding period is based on the projected date of compliance with our periodic reporting obligations under the federal securities laws. The restricted period resulted from CTI’s and Verint’s inability to remain current in their periodic reporting obligations under the Exchange Act since April 2006, CTI and Verint have been ineligible to use their registration statements on Form S-8 for the offer and sale of equity securities, including through the exercise of stock options by employees. Verint became current in their periodic reporting obligations under the federal securities laws in June 2010.

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

During the fiscal years ended January 31, 2011, 2010 and 2009 our consolidated stock-based compensation expense was $57.4 million, $57.7 million and $53.3 million, respectively.

Business Combinations

When we acquire a business, we allocate the fair value of consideration transferred in a business combination to the estimated fair value at the acquisition date of the tangible and intangible assets acquired, the liabilities assumed and any noncontrolling interest. The intangible assets consist primarily of acquired technology and customer relationships. From time to time we engage independent third-party appraisal firms to assist management in considering their determinations of the fair values of significant net assets acquired. Any residual purchase price is recorded as goodwill. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets, estimated restructuring liabilities and pre-acquisition contingencies.

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

Recoverability of Goodwill

Goodwill represents the excess of the fair value of consideration transferred in the business combination over the fair value of tangible and intangible assets acquired net of the fair value of liabilities assumed and the fair value of any noncontrolling interest in the acquiree.

We have no indefinite-lived intangible assets other than goodwill as of January 31, 2011, 2010 and 2009. In accordance with the FASB’s guidance for goodwill and other intangible assets, we review these assets for impairment annually on November 1, and whenever events or circumstances indicate that the carrying value may not be recoverable. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

The goodwill impairment analysis is comprised of two steps. In the first step, we first compare the fair value of each reporting unit to its carrying value. We consider both, an income-based approach using projected discounted cash flows and a market-based approach using multiples of comparable companies to determine fair value. Our estimate of fair value of each reporting unit is based on a number of subjective factors, including: (i) the appropriate weighting of valuation approaches (income-based approach and market-based approach); (ii) estimates of our future revenue and cash flows; (iii) discount rate for our estimated cash flows; (iv) selection of peer group companies for the market-based approach; (v) required level of working capital; (vi) assumed terminal value; (vii) time horizon of cash flow forecasts; and (viii) control premium. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, we perform a second step to determine the implied fair value of the reporting unit’s goodwill. We use the work of an independent third-party appraisal firm to assist us in considering our determination of the implied fair value of our goodwill. The fair values are calculated using the income approach and a market approach based on comparable companies. The income approach, more commonly known as the discounted cash flow approach, estimates fair value based on the cash flows that an asset can be expected to generate over its useful life. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded. Assumptions and estimates about future values of our reporting units and implied goodwill are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

We did not incur any impairment of goodwill during the fiscal years ended January 31, 2011 and 2010. During the second quarter of the fiscal year ended January 31, 2009, we performed an interim impairment test of the long-lived assets and goodwill of our Netcentrex reporting unit due to a significant reduction of orders from a key customer of that reporting unit. As a result of the test, we recorded a pre-tax goodwill impairment charge for the fiscal year ended January 31, 2009 of $21.4 million to fully write off the remaining goodwill of our Netcentrex reporting unit.

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

Circumstances which could trigger a review include, but are not limited to, significant decreases in the market price of the asset, significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount expected for the acquisition of a long-lived asset, current period negative cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset.

We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these undiscounted cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed of are written-down to the greater of their fair value or salvage value. Estimated fair values are based on assumptions regarding the amount and timing of estimated future cash flows and appropriate discount rates to reflect varying degrees of perceived risk. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific reporting unit to which the assets are attributed.

In connection with the testing of the goodwill of the Netcentrex reporting unit, we recorded charges of $3.4 million and $27.0 million relating to finite-lived intangible assets during the fiscal year ended January 31, 2010 and 2009, respectively. These write-downs reflect the impairment of all of the reporting unit’s intangible assets.

Allowance for Doubtful Accounts

We estimate the collectability of our accounts receivable balances for each accounting period and adjust the allowance for doubtful accounts accordingly. We exercise judgment in assessing the collectability of accounts receivable, including consideration of the current economic conditions, creditworthiness of customers, their collection history and the related aging of past due receivables balances. We evaluate specific accounts when we become aware that a customer may be experiencing a deterioration of its financial condition due to lower credit ratings, bankruptcy or other factors that may affect such customer’s ability to meet its payment obligation. Management has used all available information subsequent to the balance sheet date to evaluate the reasonableness of its estimates. We charge off uncollectible trade receivables when all collection efforts have been exhausted and we believe the amount will not be collected.

As of January 31, 2011 and 2010, the accounts receivable balance was $319.6 million and $310.2 million, net of the allowance for doubtful accounts of $13.2 million and $16.9 million, respectively.

Unanticipated events and circumstances may occur that affect the accuracy or validity of such assumptions, estimates or actual results.

Valuation and Other-Than-Temporary Impairments

We account for investments in accordance with the FASB’s guidance for accounting for certain investments in debt and equity securities. We designated all debt and equity securities as available-for-sale when purchased and accordingly report them at fair value. Fair value is determined using quoted market prices in active markets for identical investments, when available. The valuation methodology used for ARS includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. If quoted market prices in active markets for identical investments are not available, we estimate, with the assistance of an independent third-party appraisal firm where applicable, fair value based on the (i) underlying structure of each security, (ii) the present value of future principal and interest payment discounted at rates considered to reflect current market conditions, (iii) considerations for probabilities of default, auction failure, interest rates reset to zero or the maximum rate or repurchase at par for each period, and (iv) estimates of the recovery rates in the event of default for each security. Prices on recently traded securities were also reviewed when available. These estimated fair values could change significantly based on the inherent variability of the aforementioned market factors.

ARS valuations can also vary significantly across the various classes of securities depending on a number of factors including the credit-worthiness of the issuer and guarantor(s), if any, and the quality and sufficiency of any collateral. For example, Student Loan Auction Rate Securities (or SLARS) are substantially guaranteed by the federal government under the Federal Family Education Loan Program (or FFELP). While liquidity for SLARS had been severely constrained consistent with the ARS market overall, the government guarantee results in SLARS generally maintaining a higher valuation than ARS issues with guarantors of lesser quality or those not supported by a guarantee. Approximately 88% of the $72.4 million and 84% of the $114.7 million ARS carrying amount as of January 31, 2011 and January 31, 2010 comprises SLARS, respectively.

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

We review our investments for indications of impairment in value on a quarterly basis. We consider an investment to be impaired when the fair value is less than the carrying value (or amortized cost). We evaluated each impaired investment individually to determine whether such investment is other-than-temporarily impaired. For debt securities we consider whether (i) we have the intent to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the fair value to amortized cost; and (iii) if a credit loss exists which is measured as the difference between the amortized cost basis of the security and the present value of projected future cash flows expected to be collected. For debt securities, if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its fair value to amortized cost, the portion of the other-than-temporary impairment attributable to credit loss is recognized in current earnings and the remaining portion is recognized as a component of other comprehensive income.

We determined that we could not assert that we intended to hold our ARS until their fair value recovered to amortized cost. Accordingly, we recorded other-than-temporary impairment charges of $0.4 million, $6.9 million and $86.5 million on a pre-tax basis during the fiscal years ended January 31, 2011, 2010 and 2009, respectively. The carrying amounts of our ARS as of January 31, 2011 and 2010 were $72.4 million with a corresponding par value of $94.4 million and $114.7 million with a corresponding par value of $206.6 million, respectively.

In August 2010, we began to forecast that we will sell our remaining ARS during the fourth quarter of the fiscal year ending January 31, 2012 after the expiration of the restrictions on sales of ARS and the use of proceeds from sales thereof following the final payment under the settlement agreement of the consolidated shareholder class action due on or before November 15, 2011. Accordingly, our ARS are classified as current assets as of January 31, 2011.

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

Income Taxes

We account for income taxes in accordance with the FASB’s guidance relating to income taxes. Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense/benefit) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the acquisition method of accounting is recognized in the consolidated statement of operations. Research and development credits are recorded based on the amount of benefit we believe is more-likely-than-not of being earned. Additionally, we are required to recognize in the consolidated financial statements those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions.

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

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as adjustments to goodwill. Under the FASB’s guidance the tax benefit from any future release of the acquisition date valuation allowances are reflected in the tax provision, rather than as an adjustment to the purchase price allocation.

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

In the fiscal year ended January 31, 2007, we recorded a $174.4 million pre-tax charge for settlement amounts payable under settlement agreements of a consolidated shareholder class action and federal and state derivative actions, which agreements were approved by the courts in which such actions were pending on June 23, 2010, July 1, 2010 and September 23, 2010, respectively. The amounts payable under the settlements consisted of up to an aggregate of $165.0 million payable under the settlement of the consolidated shareholder class action settlement and $9.4 million in legal fees and expenses of the plaintiffs under the settlement of the shareholder derivative actions. The amount of such charge was determined based on the actual amount of the settlement. We reflected the charges during the fiscal year ended January 31, 2007, the fiscal period in which the actions commenced, not the fiscal period the lawsuits were settled because the financial statements for the fiscal year ended January 31, 2007 had not been issued. Upon entering into the settlement agreement of the consolidated shareholder class action in December 2009, CTI paid $1.0 million to the plaintiff class. During the fiscal year January 31, 2011, CTI paid $17.9 million and $9.4 million under the agreements to settle the consolidated shareholder class action and the consolidated shareholder derivative actions, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In June 2009, the FASB issued guidance which modifies the approach for determining the primary beneficiary of a variable interest entity (or VIE). Under the modified approach, an enterprise is required to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The modified approach for determining the primary beneficiary of a VIE was effective for us commencing February 1, 2010, and the application of this guidance did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a gross presentation of activity within the Level 3 (significant unobservable inputs) roll forward, presenting information on purchases, sales, issuance, and settlements separately. The guidance was effective for us for interim and annual periods that commenced February 1, 2010, except for the gross presentation of the Level 3 roll forward, which became effective for us for interim and annual periods that commenced February 1, 2011. Adoption of this guidance resulted in additional disclosures and is anticipated to result in additional disclosures for the gross presentation of the Level 3 roll forward once effective.

Standards to be Implemented

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

We have not elected to early adopt this guidance. As a result, it was effective on a prospective basis for revenue arrangements entered into, or materially modified, after February 1, 2011.

Subsequent to adoption, a portion of our multiple-deliverable arrangements that contain hardware are no longer included within the scope of the software revenue guidance, which generally results in accelerated revenue recognition in comparison to historical treatment. This primarily relates to arrangements with multiple product deliverables, as well as arrangements recognized ratably over the PCS period due to the absence of VSOE of fair value.

The adoption of this guidance will not have a material impact on its consolidated financial statements for the fiscal quarter ended April 30, 2011, but we believe that it could materially increase revenue for the fiscal year ending January 31, 2012.

In December 2010, the FASB issued guidance to amend the disclosure requirements related to reporting pro forma revenue and earnings for business combinations. This amended guidance requires an acquiring entity to report revenue and earnings pro forma information of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, this amended guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We have elected not to early adopt this guidance. As a result, it will be effective for us on a prospective basis for business combinations entered into after February 1, 2011. For business combinations that are material on an individual or aggregate basis entered into after February 1, 2011 adoption of this guidance is anticipated to result in additional disclosures.

In December 2010, the FASB issued guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Upon adoption, if the carrying value of the reporting unit is zero or negative, the reporting entity must perform step two of the goodwill impairment test if it is more likely than not that goodwill is impaired as of the date of adoption. In determining if it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. Goodwill impairment recognized upon adoption of the guidance should be presented as a cumulative-effect adjustment to opening retained earnings as of the adoption date reflecting a change in accounting principle.

This guidance was effective for us for interim and annual periods commencing on February 1, 2011. We are assessing the impact of the adoption of this guidance on our consolidated financial statements for the fiscal year ending January 31, 2012. Based on the carrying value of our Comverse reporting unit being negative as of February 1, 2011 and qualitative factors, step two of the goodwill impairment test is being performed as of such date. The performance of this impairment test is ongoing, but we believe the adoption of this guidance will not lead to a material impairment of goodwill in our consolidated financial statements for the fiscal year ending January 31, 2012.

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

Interest Rate Risk on Indebtedness

On May 25, 2007, Verint entered into a credit agreement with a group of banks to fund a portion of the acquisition of Witness. On April 29, 2011, Verint (i) entered into a credit agreement (referred to as the new credit agreement) with a group of lenders and Credit Suisse AG, as administrative agent and collateral agent for the lenders (referred to in such capacities as the agent), and (ii) terminated the credit agreement, dated May 25, 2007 (referred to as the prior facility).

Prior Facility

The prior facility provided for a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving credit facility. As of January 31, 2011 and 2010, Verint had $583.2 million and $605.9 million outstanding under the term loan of the prior facility, respectively. The original $25.0 million revolving credit facility under the prior facility was reduced to $15.0 million in September 2008 (in connection with the bankruptcy of Lehman Brothers and the related subsequent termination of its revolving commitment under the credit agreement in June 2009) and then later increased to $75.0 million in July 2010. In November 2008, Verint borrowed $15.0 million under the revolving credit facility of the prior facility and in December 2010, repaid such amount in full.

In July 2010, Verint’s prior facility was amended to, among other things, (a) change the method of calculation of the applicable interest rate margin to be based on its periodic consolidated leverage ratio, (b) add a LIBOR floor of 1.50%, (c) change certain negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (d) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the prior facility from $50.0 million to $200.0 million. Also in July 2010, Verint amended the prior facility to increase the revolving credit facility thereunder from $15.0 million to $75.0 million. The commitment fee for unused capacity under the revolving credit facility was increased from 0.50% to 0.75% per annum.

Following the July 2010 modifications, borrowings under the term loan and revolving credit facilities of the prior facility bore interest at a rate of either, at Verint’s election, (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) one-month LIBOR (subject to a 1.50% floor) plus 1.00%, or (b) LIBOR (subject to a 1.50% floor), plus, in either case, an applicable interest rate margin. In the case of prime rate or federal funds rate (referred to as base rate) borrowings, the interest rate adjusted in unison with the underlying index. In the case of LIBOR borrowings, the interest rate adjusted at the end of the relevant LIBOR period. Prior to the July 2010 modifications, the applicable interest rate margin under the prior facility was determined by reference to Verint’s corporate ratings, and twice increased (in February 2008 and again in August 2008) due to the failure to deliver certain audited financial statements and lack of corporate ratings, and subsequently decreased in June 2010 when Verint delivered the required audited financial statements and obtained corporate ratings. Since July 2010, the applicable margin under the prior facility was determined by reference to Verint’s consolidated leverage ratio as follows:

Consolidated Leverage Ratio	Base Rate Loans Margin	LIBOR Loans Margin
Greater than 3.00:1.00	3.25%	4.25%
Greater than 2.75:1.00, but less than or equal to 3.00:1.00	3.00%	4.00%
Greater than 2.50:1.00, but less than or equal to 2.75:1.00	2.75%	3.75%
Less than or equal to 2.50:1.00	2.50%	3.50%

Because the interest rates applicable to borrowings under the prior facility were variable, Verint was exposed to market risk from changes in the underlying index rates, which affect its cost of borrowing. To partially mitigate this risk, and in part because Verint was required to do so by the lenders, when Verint entered into the prior facility in May 2007, Verint executed a pay-fixed/receive-variable interest rate swap with a multinational financial institution under which it paid fixed interest at 5.18% and received variable interest of three-month LIBOR on a notional amount of $450.0 million. This instrument settled with the counterparty on a quarterly basis and had a scheduled maturity date on May 1, 2011. In July 2010, Verint terminated this swap agreement prior to its May, 2011 maturity and paid approximately $21.7 million to the counterparty on August 3, 2010, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise were to have been due from Verint thereafter.

The termination of the interest rate swap agreement eliminated the partial mitigation it provided against risks associated with the variable interest rate on Verint’s term loan under the prior facility. The periodic interest rate on the term loan under the prior facility was the function of several factors, most importantly LIBOR and the applicable interest rate margin. However, the implementation of a 1.50% LIBOR floor in the interest rate calculation, effective with the July 2010 amendments described earlier, reduced the likelihood of increases in the periodic interest rate, because then current short-term LIBOR rates were well below 1.50%. Although the periodic interest rate could have still fluctuated based upon Verint’s consolidated leverage ratio, which determined the interest rate margin, changes in short-term LIBOR rates could not impact the calculation unless those rates increased above 1.50%. Based upon Verint’s January 31, 2011 borrowings, for each 1.00% increase in the applicable LIBOR rate above 1.50%, Verint’s annual interest payments would increase by approximately $5.8 million.

For additional information relating to amendments to Verint’s prior facility and the termination of its interest rate swap agreement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities—Prior Facility.”

New Credit Agreement

Under the new credit agreement, loans bear interest, payable quarterly or, in the case of Eurodollar Loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint’s election:

•

in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the new credit agreement), and

•

in the case of base rate loans, the Base Rate plus 2.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 2.00%). The “Base Rate” is the greatest of (i) the agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the new credit agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one month interest period plus 1.00%.

Accordingly, under the new credit agreement, Verint continues to be exposed to market risk from changes in the underlying index rates, which affect its cost of borrowings.

For additional information relating to the new credit agreement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities—New Credit Agreement,” and notes 12 and 28 to the consolidated financial statements included in Item 15 of this Annual Report.

Investments

Cash, Cash Equivalents, Restricted Cash and Bank Time Deposits

We invest in cash, cash equivalents and short-term investments. Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts, commercial paper, agency notes and other highly liquid investments with an original maturity of three months or less when purchased. Restricted cash and bank time deposit includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, vendor payables, general liability insurance, workers’ compensation insurance, pending tax judgments, warranty programs and proceeds from sales and redemptions of ARS (including interest thereon) that are restricted under the terms of the settlement agreement of the consolidated shareholder class action. Restricted bank time deposits generally consist of certificates of deposit with original maturities of twelve months or less. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, restricted cash and bank time deposits are primarily maintained at high credit-quality financial institutions around the world. We maintain cash and cash equivalents in U.S. dollars and in foreign currencies, which are subject to risks related to foreign currency exchange rate fluctuations. The primary objective of our investment activities is the preservation of principal while maximizing investment income in accordance with our prescribed risk management profile. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2011, we had cash, cash equivalents, excluding ARS, totaling approximately $581.4 million and restricted cash and bank time deposits of $73.1 million. In addition, we had $8.4 million of restricted cash classified as a long-term asset as of January 31, 2011.

ARS

CTI holds ARS supported by corporate issuers and student loans. The ARS have long-term stated maturities. In August 2010, we began to forecast that we will sell our remaining ARS during the fourth quarter of the fiscal year ending January 31, 2012 after the expiration of the restrictions on sales of ARS and the use of proceeds from sales thereof following the final payment under the settlement agreement of the consolidated shareholder class action due on or before November 15, 2011. Accordingly, we classified our ARS as current assets as of January 31, 2011. For additional information relating to our ARS, see note 3 to the consolidated financial statements included in Item 15 of this Annual Report.

We determined that we could not assert we intended to hold our ARS until their fair value recovered to amortized cost. The carrying amount of our ARS as of January 31, 2011 was $72.4 million with a corresponding principal amount of $94.4 million, reflecting cumulative other-than-temporary impairment charges of $43.6 million and unrealized gains of $21.7 million. Under the terms of a consolidated shareholder class action settlement entered into on December 16, 2009, as amended, and which was approved by the court in which such action was pending on June 23, 2010, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until amounts payable under the settlement agreement are paid in full.

In November 2008, CTI accepted an offer from UBS AG (or UBS) to sell to UBS, at face value, $51.6 million aggregate principal amount of ARS at any time during an exercise period from June 30, 2010 to July 2, 2012. In the fourth quarter of the fiscal year ended January 31, 2009, we recognized the UBS Put as an asset measured at its then fair value in our consolidated balance sheets, and recorded a corresponding gain in the amount of $13.6 million in our consolidated statements of operations. We evaluated the UBS Put for impairment based on redemptions and changes in fair value of the related ARS subject to the UBS Put. During the fiscal years ended January 31, 2011 and 2010, we recorded $6.7 million and $6.9 million of pre-tax impairment charges, respectively, in our consolidated statements of operations. Due to its exercise on June 30, 2010, we had no recorded amounts in connection with the UBS Put as of January 31, 2011. As of January 31, 2010, the UBS Put’s carrying value was $6.7 million.

UBS purchased from CTI, pursuant to its purchase right, approximately $32.6 million and $9.0 million in aggregate principal amount of ARS during the fiscal years ended January 31, 2011 and 2010, respectively. Under the terms of the settlement agreement for the consolidated shareholder class action, as amended, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. Effective June 30, 2010, CTI exercised the UBS Put for the balance of the ARS of $10.0 million aggregate principal amount that was subject to the UBS Put. For a more detailed discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity—Investments in Securities Portfolio” and notes 3, 14 and 26 to the consolidated financial statements included in Item 15 of this Annual Report.

Interest Rate Risk on Our Investments

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the fiscal year ended January 31, 2011, average short-term interest rates increase or decrease by 0.5%, or 50 basis points, relative to average rates realized during the fiscal year ended January 31, 2011. Such a change would cause our projected interest income from cash, cash equivalents and short-term investments to increase or decrease by approximately $3.8 million.

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

In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net in the consolidated statements of operations. We recorded net foreign currency transaction losses of $3.4 million in the fiscal year ended January 31, 2011.

Additionally, from time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted personnel-related costs denominated in NIS and Canadian dollars and to reduce the volatility of cash flows primarily related to forecasted dollar denominated accounts payable payments in Singapore. These contracts are generally limited to durations of approximately one year or less. During the fiscal year ended January 31, 2011, Verint entered into foreign currency forward contracts to manage exposures resulting from forecasted euro-denominated customer collections by a U.S. dollar functional currency operation. These contracts will settle on various dates through February 2012.

During the fiscal year ended January 31, 2011, we realized net gains of $3.2 million on settlements of foreign currency forward contracts. As of January 31, 2011, we had $77.0 million notional amount of foreign currency forward contracts.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2011. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our hedging instruments by approximately $7.7 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by approximately $7.7 million.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by us, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of January 31, 2011. Disclosure controls and procedures are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses described below in Management’s Report on Internal Control Over Financial Reporting and our inability to file certain reports required under the Exchange Act within the required time periods.

Remediation

Changes in our internal control over financial reporting have resulted in the remediation of some of the material weaknesses in our control environment which were disclosed in previous filings. This remediation section details the activities which contributed to the remediation. While the changes described within this section have improved the control environment, our assessment identified remaining material weaknesses in our internal controls which are described in management’s report below.

Despite the existence of the material weaknesses described below, based on a number of factors, including, but not limited to, (a) the substantial resources expended to ensure the reliability and integrity of our financial statements; (b) our internal reviews of accounting reserves, income statement expense classification, taxes and revenue recognition; and (c) communications with and confirmations from management of our subsidiaries in order to understand their procedures performed in order for their management to ensure the reliability of their financial reporting, we have concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for fiscal 2010.

Control environment. The report of the Committee of Sponsoring Organizations (or COSO) of the Tradeway Commission in Internal Control—Integrated Framework notes that “the control environment sets the tone of an organization, influencing the control consciousness of its people. It is the foundation for all other components of internal control, providing discipline and structure. Control environment factors include integrity, ethical values and competence of the entity’s people; management’s philosophy and operating style; the way management assigns authority and responsibility, and organizes and develops its people; and the attention and direction provided by the board of directors.” During the preparation of CTI’s periodic reports, we identified material weaknesses in our control environment relative to the competency and training of our finance staff in combination with a lack of discipline with respect to policy and procedural compliance by senior management. Further, we noted an insufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP and in internal control over financial reporting commensurate with our periodic reporting obligations. In addition, we did not ensure that formal plans for succession and transition of key accounting staff (both external and internal) were in place and operating effectively.

In past filings we disclosed changes in our internal control framework, compliance monitoring process, and ethics training and certification. During the fiscal year ended January 31, 2011, these processes and controls successfully operated.

Over the past 24 months, we augmented our accounting and finance staff to provide additional technical accounting expertise in critical process areas such as revenue recognition, income taxes, and finance. During the fiscal year ended January 31, 2011, we demonstrated the adequacy of our finance staffing through several transitions in key accounting positions.

Anti-fraud program controls. As disclosed in past filings, we added FCPA policies and training and monitoring programs; we improved access and awareness of our whistleblower program; and we implemented policies and training to strengthen our anti-fraud programs. During the past fiscal year, we enhanced our anti-bribery training and ethics certification and we conducted an enterprise-wide fraud risk assessment. Further, the activities and controls disclosed in past filings operated as designed during the fiscal year ended January 31, 2011.

Journal entries. We developed a policy and demonstrated compliance with our policy throughout the fiscal year to ensure that all manual journal entries recorded in our financial records are properly prepared, supported by adequate documents, and independently reviewed and approved.

Management override of controls. We have previously implemented measures to reduce the likelihood of improper management override of controls, such as increased communications to our employees about whistleblower programs and modified authorized signature requirements. In the current fiscal year, we demonstrated the operation of these policies and procedures which resulted in the remediation of our material weakness related to management override of controls.

Risk assessment programs. As disclosed in previous filings, we established processes to assess risk, created a Disclosure Committee and established anti-fraud programs. During the current fiscal year, we completed a global risk assessment which served as the basis for our internal audit plan and our control environment monitoring programs.

Stock-based compensation. We implemented policies, controls and procedures within Legal, Finance and Human Resources to support accurate tracking of employees, awards and activity. All employee stock-based records are maintained on a third party system managed by a brokerage bank to facilitate employee stock trades. We hired an equity administrator to maintain these records and ensure coordination with accounting and compliance with disclosure requirements.

Investments. As disclosed in previous filings, we developed and implemented a corporate investments policy to restrict future investments in ARS, without the approval of our Corporate Treasurer and/or Interim Chief Financial Officer and engaged valuation assistance of an independent third-party appraisal firm on a quarterly basis. During the current fiscal year, we established a process to evaluate the competence and expertise of the third-parties performing such evaluations, including requirements to complete an assessment of the methodology and assumptions used in the valuations of ARS. Our initial evaluation was completed in May 2009 with requirements to perform an annual assessment on a go-forward basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Interim Chief Financial Officer and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, we used the criteria set forth by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our leadership team is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency. This commitment is accompanied by management’s focus on processes and the related controls intended to achieve accurate and reliable financial reporting. Following is our assessment of material weaknesses as of January 31, 2011 and associated remedial actions to strengthen our internal control over financial reporting.

Control activities associated with financial statement close and reporting processes. We identified material weaknesses in our financial statement close and reporting processes arising from the potential for a material error in the financial statements from consideration of the following deficiencies:

•

Policies and procedures. We did not design or maintain effective U.S. GAAP compliant financial accounting policies and procedures, nor a formalized process for determining, documenting, communicating, implementing, monitoring or updating accounting policies and procedures. A lack of adequate policies and procedures resulted in the potential for misstatements in many accounts, including accrued expenses, product and service revenue and related costs, stock-based compensation expense, provision for income tax, and goodwill and intangible assets.

Remedial actions. Although we have established a framework and repository for controls as well as issued accounting policies for revenue recognition and goodwill and intangible assets, we need to develop additional policies, provide training to more finance personnel and demonstrate a pattern of successful operation of these controls.

•

Reporting of significant account balances. We lacked effective procedures for ensuring the accuracy of reporting of significant account balances, including the authorization, review, approval, documentation and record retention of related transactions and account reconciliations.

Remedial actions. We developed a policy defining requirements for effective and timely reconciliations of balance sheet accounts. We need to demonstrate compliance by our finance and accounting staff with these requirements over a period of time.

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

Remedial actions. We developed and implemented a framework for evaluating and remediating segregation of duties exposures within our primary Enterprise Resource Planning (or ERP) system for critical business processes by establishing rules and principles to eliminate or mitigate exposures and establishing a process to sustain the remediated environment. We are implementing an Oracle Governance, Risk, and Compliance (or GRC) module to monitor menu driven segregation of duties conflicts and identified non-menu driven conflicts and associated these conflicts to established controls within each process. We need additional time to complete the implementation of our remediation plans.

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

•

U.S. GAAP reporting by foreign subsidiaries. We did not design or maintain adequate controls to ensure foreign subsidiaries prepare financial statements in accordance with U.S. GAAP. Specifically, we did not maintain global accounting policies that provide U.S. GAAP guidance for the foreign subsidiaries.

Remedial actions. While we have enhanced communication and training within the international finance organization, we have not yet demonstrated over a period of time that our foreign subsidiary financial statement information is consistently reported in accordance with U.S. GAAP.

•	Intercompany reconciliations. We did not design or maintain controls to ensure intercompany balances were appropriately recorded and reconciled.

Remedial actions. We have established policies to monitor intercompany relationships, provided training to enhance the skills of finance personnel, created a help desk to assist in issue resolution and enhanced our review processes. We have not yet demonstrated a pattern of the operation of these intercompany process improvements and related controls.

•

Disclosure controls. We did not design or maintain effective financial statement disclosure controls. Specifically, we did not have an effective disclosure committee and lacked sufficient processes to ensure timely reporting of financial data.

Remedial actions. As disclosed in previous filings, we established policies to govern the work of a Disclosure Committee and established a Disclosure Committee which meets at least quarterly. In addition to the need for further training and controls monitoring, we have not demonstrated the ability to maintain a timely and consistent financial reporting process.

The filing of this Annual Report, including our consolidated financial statements for the fiscal year ended January 31, 2011, was delayed because of the ongoing redesign and implementation of underlying controls and processes intended to further remediate our material weaknesses and enable timely and accurate financial reporting. Furthermore, timeliness of our financial reporting process has been hampered by inconsistent compliance with policies and procedures.

Despite the remediation of material weaknesses related to journal entries, management override of controls and other remedial actions taken as described above, we have not concluded that our material weakness related to the financial statement close and reporting processes has been remediated.

In addition to the above material weaknesses and control deficiencies associated with the financial statement close and reporting processes, we have certain other material weaknesses for which the related remedial measures, we believe, can only be fully assessed when they are performed in concert with a timely financial statement close and reporting processes.

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

Accrued expenses. We did not design or maintain adequate policies and procedures to appropriately and consistently account for accrued expenses in the correct period.

Classification of expenses. We did not design or maintain adequate policies and procedures to properly and consistently allocate costs between cost of goods sold, research and development, and selling, general, and administrative costs.

Remedial actions. The expense and impairment assessment remedial activities disclosed in previous filings, include the development of accounting policies, forecasting model controls and documentation policies to support timely and accurate assessments of goodwill and intangible asset impairments. Additional policies, sufficient training, and effective execution of policy requirements and procedures related to impairment of goodwill, impairment of intangible assets, accrued expenses, and classification of expenses need to be developed and performed over a sustained period in conjunction with a timely financial statement close and reporting processes in order to remediate the individual material weaknesses related to expenses and impairment assessments.

Monitoring. The COSO report states that “internal control systems need to be monitored – a process that assesses the quality of the system’s performance over time. This is accomplished through on-going monitoring activities, separate evaluations, or a combination of the two.” We identified a risk of material misstatement to our financial statements resulting from our failure to design or maintain effective procedures for monitoring internal control over financial reporting for subsidiary locations.

Remedial actions. For CTI, initial information sharing sessions were held with our subsidiaries with quarterly meetings to be held regularly going forward. At Verint, we have designed, and are completing our implementation of, analytical procedures to review the financial results at each of Verint’s subsidiary locations on a regular basis. To remediate the monitoring component of our internal control system, additional discipline and structure needs to be developed and implemented over our subsidiary locations including strengthening our analytical review procedures to properly review our subsidiary financial results.

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

Remedial actions. To put the proper focus and attention on revenue recognition, we established a Revenue Accounting team to implement our revenue recognition policies and guidelines and assume accountability for ensuring our revenue is properly reported in our financial statements. As disclosed in prior filings, we have implemented new procedures, guidelines, and documentation requirements to ensure that revenue is recognized in accordance with U.S. GAAP and that deferred revenue and related cost of sales is recorded timely. During the current fiscal year, we operated the controls as designed except for certain reviews of U.S. GAAP compliance materials and demonstrated the ability to comply with the requirements of U.S. GAAP except for accounting for customer contracts utilizing the percentage-of-completion (POC) method of revenue recognition. Additional review and approval controls have been implemented and will be assessed during fiscal year 2011 to determine operating effectiveness.

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

Remedial actions. To put the proper focus and attention on income taxes, we established a global corporate tax organization and have continued to staff it with resources having sufficient technical income tax expertise. During the past 18 months, we have implemented a tax software program at Verint and Comverse designed to assist in our efforts to prepare consolidated tax provisions and disclosures. We are continuing our efforts to augment our staff, engage independent third party advisors and develop our procedures and controls over our income tax process.

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

Remedial actions. We developed policy and procedures to properly account for the management of fixed assets and the related costs. Additionally, consistent with other control process improvements, we have defined and implemented supporting documentation requirements.

Ongoing compliance with existing procedures and monitoring of the physical existence of fixed assets needs to be demonstrated to remediate this material weakness.

Legal contingencies. We did not design or maintain adequate policies and procedures to timely and effectively identify, analyze, document and record potential legal contingencies.

Remedial actions. We developed a disputes policy and procedures, including the establishment of a disputes committee. The disputes committee is chaired by a member of the legal department and includes representation from compliance, accounting, human resources, procurement, and sales. The disputes committee meets quarterly to ensure prompt and consistent identification of potential disputes and proper recording of potential liabilities. A global process needs to be established to properly record potential liabilities and reconcile the balances on the books to the views of the dispute committee to address the risk of material misstatement in the financial statements.

Ongoing remediation efforts. We are committed to continuous improvement of our internal control environment as we diligently review our financial reporting controls and procedures. As we evaluate and work toward improving our internal control over financial reporting and our disclosure controls and procedures, we may determine the need to take additional measures to address control deficiencies or modify remediation plans as appropriate. We believe that the measures taken to date, in conjunction with additional actions being developed, will adequately address our material weaknesses.

Based on the material weaknesses described above, we concluded that, as of January 31, 2011, our internal control over financial reporting was not effective based on criteria in Internal Control — Integrated Framework issued by the COSO.

Our internal control over financial reporting as of January 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their report, which contains an adverse opinion, appears herein.

Changes in Internal Control Over Financial Reporting

As disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2011, Verint remediated all previously disclosed material weaknesses in internal control over financial reporting. In December 2010, we sold our interests in Ulticom, Inc. and none of the control matters related to that segment have been included in Management’s Report on Internal Control Over Financial Reporting for the fiscal year ended January 31, 2011.

Other than the ongoing remediation efforts described above, Verint’s remediation of its material weaknesses and the sale of Ulticom, Inc., there have been no changes in our internal control over financial reporting that occurred since our last filing that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Comverse Technology, Inc.

New York, New York

We have audited the internal control over financial reporting of Comverse Technology, Inc. and subsidiaries (the “Company”) as of January 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•

Control Activities Associated with Financial Statement Close and Reporting Processes. The Company identified material weaknesses in its financial statement close and reporting processes arising from the potential for a material error in the financial statements from consideration of the following deficiencies:

o	Policies and procedures. The Company did not design or maintain effective U.S. GAAP compliant financial accounting policies and procedures, nor a formalized process for determining, documenting, communicating, implementing, monitoring or updating accounting policies and procedures. A lack of adequate policies and procedures resulted in the potential for misstatements in many accounts, including accrued expenses, product and service revenue and related costs, stock-based compensation expense, provision for income tax, and goodwill and intangible assets.

o	Reporting of significant account balances. The Company lacked effective procedures for ensuring the accuracy of reporting of significant account balances including the authorization, review, approval, documentation and record retention of related transactions and account reconciliations.

o	Segregation of duties and related analysis. In various accounting processes and applications, the Company did not effectively design or maintain appropriate controls to adequately segregate the job responsibilities and system user access for initiating, authorizing, and recording transactions in the accounting records, nor were adequate mitigating or monitoring controls in place. Specifically, the Company did not perform an analysis of financial reporting job responsibilities and system user access in order to establish effective segregation of responsibilities or to identify effective mitigating controls.

o	End-user computing controls. The Company did not design or maintain adequate policies and procedures regarding end-user computing. Specifically, controls over the access to, and completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed. Furthermore, the Company did not have effective end-user general controls over access, change management, and validation of spreadsheets used in the financial processes, nor did it have formal policies and procedures in place relating to the use of spreadsheets.

o	Disclosure controls. The Company did not design or maintain effective financial statement disclosure controls. Specifically, the Company did not have an effective disclosure committee and lacked sufficient processes to ensure timely reporting of financial data.

o	U.S. GAAP reporting by foreign subsidiaries. The Company did not design or maintain adequate controls to ensure foreign subsidiaries prepare financial statements in accordance with U.S. GAAP. Specifically, the Company did not maintain global accounting policies that provide U.S. GAAP guidance for the foreign subsidiaries.

o	Intercompany reconciliation. The Company did not design or maintain controls to ensure intercompany balances were appropriately recorded and reconciled.

•

Monitoring. The Company did not design, establish, and maintain effective controls over financial reporting for the monitoring component of the COSO framework, as it relates to monitoring of internal control over financial reporting for its subsidiary locations.

•

Revenue Recognition. The Company’s policies and procedures were not adequate to ensure effective controls over recognition of revenue related to recognizing, recording, and disclosing its product and services revenue, accounts receivable, deferred revenue and related cost of sales in accordance with U.S. GAAP initially resulting in insufficient deferral of revenue into later periods. The Company did not have adequate procedures nor maintain adequate documentation to account for revenue recognition arrangements in accordance with the applicable revenue recognition guidance.

•

Income Taxes. The Company did not design or maintain adequate policies and procedures to ensure the completeness, accuracy, preparation and review of the income tax provision, related account balances and disclosures sufficient to prevent the material misstatement of related account balances. Furthermore, the Company did not have adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP.

•

Fixed Assets. The Company did not design or maintain adequate policies and procedures over the management of its fixed assets. Specifically, the Company did not maintain effective controls over the existence, completeness, and accuracy of its fixed assets, including the recording of depreciation and amortization expense and ensuring that its fixed assets were appropriately capitalized or expensed as incurred based on U.S. GAAP requirements.

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

•

Classification of Expenses. The Company did not design or maintain adequate policies and procedures to properly and consistently allocate costs between cost of goods sold, research and development, and selling, general and administrative costs.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended January 31, 2011, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s Report on Internal Control Over Financial Reporting contains disclosures about corrective actions taken by the entity after the date of management’s assessment relating to material weaknesses that existed as of January 31, 2011. The scope of our work was not sufficient to enable us to express, and we do not express, an opinion about such corrective actions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of January 31, 2011, of the Company and our report dated May 31, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

New York, New York

May 31, 2011

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board was reconstituted during the months following commencement of the Special Committee’s investigations. Of the ten current directors, nine joined the Board following the commencement of the Special Committee’s investigations. Each of the current members of the Board of Directors will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal. CTI has not held an annual meeting of its shareholders since June 2005. Vacancies on the Board of Directors that have arisen due to the departures of former directors have been filled by the vote of the Board of Directors, as contemplated by CTI’s Amended and Restated By-Laws (or By-Laws) and Certificate of Incorporation, as amended.

Board Composition

The Board is responsible for recommending director nominees to shareholders for their election to serve as its members. The Board has delegated to the Corporate Governance and Nominating Committee the responsibility to identify and evaluate director candidates to be elected or re-elected by shareholders and to fill any vacancies on the Board. In addition, the Corporate Governance and Nominating Committee reviews periodically the composition of the Board as a whole, including whether the directors reflect an appropriate level of independence, sound judgment, business specialization, technical skills, diversity and other desired qualities and whether the Board is of the appropriate size at that point in time. Such evaluations have been conducted with the assistance of a reputable executive consulting firm. CTI’s By-Laws and the Corporate Governance Guidelines and Principles set forth certain criteria for the nomination of directors. CTI’s Corporate Governance Guidelines and Principles provide that it is the expectation of the Board that all members of the Board, other than the Chief Executive Officer, be independent. In addition, director candidates must exhibit high personal and professional ethics, integrity and values, experience relevant to the Board’s oversight of the business and a commitment to the long-term interests of the shareholders. They must be capable of objective and mature judgment grounded in an inquisitive perspective and practical wisdom. To fulfill these objectives, the Board has determined that it is important to nominate directors with the experiences, qualifications and skills that include, among others:

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

The Board seeks to reflect diverse experience and candidates are selected with this balance in mind. The Board and the Corporate Governance and Nominating Committee are sensitive to abiding by these guidelines acknowledging that CTI has not held an annual meeting of its shareholders for the election of directors since June 16, 2005 due to our inability to become current in our periodic reporting obligations under the federal securities laws and that nine of our ten directors have been elected by the Board. We believe that the composition of our Board is balanced and that the diverse experiences, qualifications and skills of our directors enable us to adequately address our current challenges and execute our strategies.

Background of Current Directors

The following is a summary of the qualifications and experience of the current members of CTI’s Board of Directors.

Raz Alon. Mr. Alon, age 48, has served as a member of the Board since December 2003, and served as CTI’s interim Chief Executive Officer from April to November 2006. Since November 2000, Mr. Alon has served as Chairman of TopView Ventures LLC, an investment firm focused on special situation investments in a broad range of industries. From 1998 to 2000, Mr. Alon served as a Director in the mergers and acquisitions department of Merrill Lynch & Co., Inc. with a focus on private equity and financial sponsor clients. From 1996 to 1998, Mr. Alon had served as a Director at SG Securities Inc., the U.S. based mergers and acquisitions and merchant banking business unit of Société Générale SA. From 1991 to 1996, Mr. Alon worked as an investment banker at Lehman Brothers Inc. Mr. Alon served as the Chairman of the Board of Directors of Ulticom, Inc. during the last five years. Mr. Alon received a B.S. in Computer Science and Engineering, magna cum laude, from the University of California, Los Angeles in 1988 and an M.B.A. from Harvard Business School in 1991. Mr. Alon is an independent director. Mr. Alon’s qualifications to serve on the Board include his investment and transactional experience at investment banking firms and as a private investor. Mr. Alon also has public company board and corporate governance experience attributable to his service as an independent director of a NASDAQ-listed company.

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

Charles J. Burdick (Chairman of the Board and Chief Executive Officer). Mr. Burdick, age 59, has served as CTI’s Chairman and Chief Executive Officer since March 2011, as a member of CTI’s Board of Directors since December 2006 and as Chairman of the Board since March 2008. Until July 2005, he was Chief Executive Officer of HIT Entertainment Plc, a publicly listed provider of pre-school children’s entertainment. From 1996 to 2004, Mr. Burdick worked for Telewest Communications, the second largest cable television company in the United Kingdom, serving as Chief Financial Officer and Chief Executive Officer. In these roles, Mr. Burdick oversaw the financial and operational restructuring of Telewest and was responsible for leading and financing the acquisitions of a number of cable companies. Mr. Burdick has also held a series of financial positions with TimeWarner, US WEST and MediaOne, specializing in corporate finance, mergers and acquisitions, and international treasury. Mr. Burdick currently serves as an independent non-executive director and Chairman of the Compensation Committee of CTC Media, a leading independent media company in Russia, as an independent non-executive director of Transcom WorldWide S.A., a Luxembourg based global provider of outsourced customer and credit management services and as the Chairman of the Board of Verint Systems. Mr. Burdick also served as a director of Bally Total Fitness Holding Corporation, HIT Entertainment plc, QXL plc and Singer and Friedlander (owned by the Kaupthing Group) during the last five years. Mr. Burdick holds a M.B.A. from the University of California, Los Angeles and a B.A. in Economics from the University of California, Santa Barbara. Mr. Burdick’s qualifications to serve on the Board include his leadership, financial and accounting, industry, operational, global and public company board and corporate governance experience attributable to his service as our Chief Executive Officer and as an executive officer and director of telecommunications and media companies with more than 25 years in the industry.

Robert Dubner. Mr. Dubner, age 68, has served as a member of CTI’s Board of Directors since January 2009. Mr. Dubner is presently an independent consultant providing senior advisory services to companies, including Momentive Performance Materials Inc., a silicon manufacturing company (since October 2007), and Noranda Aluminum Holding Corporation, a leading North American integrated producer of primary aluminum products and rolled aluminum coils (since March 2008) and a senior advisor to the global leader of PricewaterhouseCoopers Consulting (since June 2008). Mr. Dubner previously served as an independent consultant to Covalence Specialty Materials Corp., a company which manufactures plastic packaging (from September 2006 until July 2007). From October 2002 until December 2004, Mr. Dubner was a management consulting partner and member of IBM Corporation’s Business Consulting Services Global Middle Market leadership team. Mr. Dubner had previously been a partner of Coopers & Lybrand International from 1991 to 1998, and then was a partner with PricewaterhouseCoopers LLP from 1998 to 2002, serving as the U.S. and global leader of its middle market consulting practice. He served as an elected member of Coopers & Lybrand’s Board of Partners from 1995 to 1998 and PricewaterhouseCoopers’ U.S. Board of Partners from 1998 to 2001. In addition, Mr. Dubner serves as a director of Hudson Highland Group, Inc., a temporary and permanent staffing company. During the last five years, Mr. Dubner formerly served as a director of Perf Go Green Holdings, Inc. Mr. Dubner holds a B.A. from Franklin & Marshall College and an M.B.A. from New York University. Mr. Dubner is an independent director. Mr. Dubner’s qualifications to serve on the Board include his operational experience attributable to his service as a strategic and management consultant for companies in a variety of industries and his financial and accounting experience as a partner in prominent accounting firms.

Richard N. Nottenburg, Ph. D. Dr. Nottenburg, age 57, has served as a member of CTI’s Board of Directors since December 2006. From June 2008 until October 2010, Dr. Nottenburg served as President, Chief Executive Officer and a director of Sonus Networks, Inc., an IP-voice service provider. From February 2004 until May 2008, Dr. Nottenburg was an officer with Motorola, Inc., ultimately serving as its Executive Vice President, Chief Strategy Officer and Chief Technology Officer. While at Motorola, Dr. Nottenburg was responsible for shaping Motorola’s overall corporate strategy. Prior to joining Motorola as an officer in July 2004, Dr. Nottenburg was a strategic consultant to the company from January 2004 to July 2004. Prior to that, Dr. Nottenburg was Vice President and General Manager of Vitesse Semiconductor Corporation after its merger with Multilink Technology Corporation in 2003. From 1995 to 2003, Dr. Nottenburg served as President and Chief Executive Officer of Multilink leading the company from inception to a successful initial public offering in 2001. Dr. Nottenburg serves as a director Aeroflex Holding Corp., a global provider of radio frequency and microwave integrated circuits, components and systems. He holds a Doctor of Science Degree in Electrical Engineering from the Ecole Polytechnique Federale de Lausanne in Lausanne, Switzerland, a Master of Science Degree in Electrical Engineering from Colorado State University and a Bachelor of Science Degree in Electrical Engineering from Polytechnic Institute of New York. Dr. Nottenburg is an independent director. Dr. Nottenburg’s qualifications to serve on the Board include his leadership, industry, operational, global and investment and transactional experience attributable to his service as an executive officer of several telecommunications companies, including, most recently, as chief executive officer of a NASDAQ-listed company. Dr. Nottenburg also has public company board and corporate governance experience attributable to his service as a director of a publicly-traded company.

Joseph O’Donnell. Mr. O’Donnell, age 65, has served as a member of CTI’s Board of Directors since December 2006. From March 2008 to April 2009, Mr. O’Donnell served as the Chief Executive Officer of Inmar Inc., a provider of technology-driven logistics management solutions to retailers, wholesalers, and manufacturers in the consumer goods and healthcare markets. Mr. O’Donnell served as Chief Executive Officer, President and Chairman of the Board of Artesyn Technologies, Inc., a supplier of power conversion equipment and real-time embedded computing solutions to telecommunications equipment suppliers, from 1994 to 2006. Prior thereto, Mr. O’Donnell served as the Chief Executive

Officer of Savin Corporation and as President and Chief Executive Officer of Go/Dan Industries. Mr. O’Donnell serves as a director and Chairman of the Nominating and Corporate Governance Committee of Comverge, Inc., a provider of demand management solutions to the electricity markets, and as a director and member of the Audit Committee and Nominating and Corporate Governance Committee of ModusLink Global Solutions, Inc., a provider of global supply chain business process management serving technology-based clients. Mr. O’Donnell also serves as a member of the University of Tennessee School of Business Advisory Board. In addition, Mr. O’Donnell served as a director of Parametric Technology Corporation, MTS Systems Corporation and Superior Essex Inc. during the last five years. Mr. O’Donnell holds a B.S. and M.B.A. from the University of Tennessee. Mr. O’Donnell is an independent director. Mr. O’Donnell’s qualifications to serve on the Board include his leadership and operational experience attributable to his service as a chief executive officer of several technology-related companies, including a telecommunications equipment vendor. Mr. O’Donnell also has public company board and corporate governance experience attributable to his service as a director of publicly-traded companies.

Augustus K. Oliver. Mr. Oliver, age 61, has served as a member of CTI’s Board of Directors since May 2007 and as the Board’s Independent Lead Director since March 2011. Since March 2005, Mr. Oliver has been a managing member of Oliver Press Partners, LLC, an investment advisor, and, prior to that, a Senior Managing Director of WaterView Advisors LLC, a private equity investment firm since October 1999. Mr. Oliver currently serves as a director of Scholastic Corporation, a global children’s publishing, education and media company, and The Phoenix Companies, Inc., a provider of life insurance and annuity products. Mr. Oliver also served as a director of Emageon, Inc. during the last five years. Mr. Oliver holds a J.D. from American University and a B.A. from Yale University. Mr. Oliver is an independent director. Mr. Oliver’s qualifications to serve on the Board include his investment and transactional experience attributable to his background as an investor in private and publicly-traded companies. Mr. Oliver also has public company board and corporate governance experience attributable to his service as a director of publicly-traded companies.

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

Theodore H. Schell. Mr. Schell, age 67, has served as a member of CTI’s Board of Directors since December 2006. Mr. Schell is currently a Managing Director at Associated Partners LP, a private equity firm focusing on media and telecommunications and prior to which, he held the position of Managing Director at Apax Partners where he oversaw U.S. investments in telecommunications and related technology companies. From 1989 to 2000, Mr. Schell served as Senior Vice President of Strategy and Corporate Development and as a member of the Management Committee at Sprint Corporation. From 1983 to 1988, he served as President and Chief Executive Officer of Realcom Communications Corporation, an integrated provider of voice and data services to corporate clients, which he founded. Mr. Schell also held the position of Counselor and Chief of Staff to the U.S. Secretary of Commerce where he served from 1977 to 1981. Mr. Schell is currently a member of the Board of Directors, the Audit Committee and the Strategy Committee of Clearwire Corporation, a wireless broadband networks operator. Mr. Schell also served as a director of RCN Corporation during the last five years. Mr. Schell is a graduate of the Johns Hopkins University and of the Johns Hopkins School of Advanced International Studies, and is a member of the Council of Foreign Relations. Mr. Schell is an independent director. Mr. Schell’s qualifications to serve on the Board include his leadership, industry, operational, global and investment and transactional experience attributable to his senior positions with investment firms and in companies engaged in the telecommunications and technology industries. Mr. Schell also has public company board and corporate governance experience attributable to his service as a director of publicly-traded companies.

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

Background of Executive Officers (Non-Directors)

The following is a summary of the qualifications and experience of each of the current executive officers of CTI, other than CTI’s Chief Executive Officer, Charles J. Burdick, whose qualifications and experience are set forth above.

Lionel Chmilewsky. Mr. Chmilewsky, age 49, has served as Senior Vice President, Head of Customer Facing Group of Comverse, Inc. since March 2011 and as Chief Executive Officer of Netcentrex and General Manager of Comverse France since April 2009. From January 2004 to March 2009, Mr. Chmilewsky served in various executive positions with Proxim Wireless Corporation, a provider of high-speed wireless communications equipment and services, including as its Executive Vice-President, Worldwide Sales from January 2008 to March 2009, Senior Vice President, International Sales from July 2006 to December 2007, Vice President, International Sales from April 2005 to June 2006 and Vice President, EMEA sales from January 2004 to March 2005. Mr. Chmilewsky holds a degree in Business Administration from Rouen Business School.

Oded Golan. Mr. Golan, age 41, has served as Senior Vice President, Business Transformation of Comverse, Inc. since August 2010. Mr. Golan joined Comverse in 2000 and served in various positions, including as Vice President and General Manager, APAC from January 2009 to July 2010 and President and Representative Director, Japan and Korea. Prior thereto, Mr. Golan has served in other positions at Comverse, including Assistant Vice President, Regional Technical Director, Japan and Korea and Project Manager and Customer Support Director, Japan and Korea. Mr. Golan holds a B.A. degree in International Relations from the Hebrew University and an M.B.A. from Tel Aviv University.

Joel E. Legon. Mr. Legon, age 60, has served as Senior Vice President and Interim Chief Financial Officer since October 2010. From February 2009 until October 2010, Mr. Legon served as the Chief Accounting Officer of CTI. Prior to joining CTI, Mr. Legon served in several finance roles at Avid Technology, Inc. from March 2006 through December 2008, including as its Vice President and Principal Accounting Officer from July 2008 to December 2008, Chief Financial Officer from December 2007 to July 2008, Chief Financial Officer and Principal Accounting Officer from July 2007 to December 2007, Acting Chief Financial Officer and Vice President, Corporate Controller and Principal Accounting Officer from March 2007 to July 2007 and Vice President, Corporate Controller and Principal Accounting Officer from March 2006 to March 2007. From January 1998 through March 2006, Mr. Legon served in several finance roles, including Senior Vice President and Corporate Controller from January 2004 to March 2006 at Parametric Technology Corporation. Prior to that, Mr. Legon held finance positions at Computervision, Inc., NEC Corporation of America, Chesebrough-Ponds USA Co. and Richardson-Vicks Inc. Mr. Legon served as a member of the Board of Directors of Ulticom, Inc. during the last five years. Mr. Legon is a Certified Public Accountant in the State of Connecticut and holds a B.A. in Business Administration from the University of Oklahoma.

Aharon Levy. Mr. Levy, age 51, has served as Senior Vice President, BSS General Manager of Comverse, Inc. since March 2011. Prior thereto, Mr. Levy spent more than ten years working in several executive positions at Amdocs Limited, a provider of software and services for communications, media and entertainment industry service providers, most recently serving as Regional Vice President, Customer Business Executive for Germany, Austria and Eastern Europe from September 2009 to March 2011. From September 2007 to September 2009, Mr. Levy served as Vice President, Customer Business Executive for Canada and from October 2005 to April 2007 managed the Infra-Competency Center and Deployment Center of Excellence at Amdocs. Mr. Levy holds a degree in Computer Practical Engineering from Jerusalem Givat Ram College and a B.A in Business Management from Derby University.

Amos Marom. Mr. Marom, age 46, has served as Senior Vice President, Mobile Internet General Manager of Comverse, Inc. since May 2011. From July 2010 to May 2011, Mr. Marom served as Vice President, Products, Research and Development of 3i-MIND Ltd., a provider of homeland security software solutions. From June 2008 to June 2010, Mr. Marom served as Corporate Vice President at the Systems and Recording Global Business Unit of Nice Systems Ltd., a provider of call center solutions. From November 2005 to October 2007, Mr. Marom served as Vice President and General Manager of the Computing Solutions Division at SanDisk Corporation (or SanDisk), a provider of flash data storage products and M-System Ltd. prior to its acquisition by SanDisk. Prior thereto, Mr. Marom served in various senior positions with BMC Software, Inc. (or BMC), a provider of information technology management solutions and New Dimension Software Ltd. prior to its acquisition by BMC. Mr. Marom holds a Bachelor degree in Economics and Business Administration from Tel-Aviv University and an M.B.A. from a joint executive program of Northwestern University, Kellogg School of Management and Tel-Aviv University.

Gabriel Matsliach. Dr. Matsliach, age 44, has served as the Senior Vice President, BSS Chief Products Officer of Comverse, Inc. since March 2011. From November 2009 to February 2011, Dr. Matsliach served as the Senior Vice President, Global Products and Operations of Comverse, Inc. and from August 2008 to November 2009, as its General Manager, Billing and Active Customer Management. Dr. Matsliach has served in other positions at Comverse, Inc., including Chief Product Officer, Converged Billing Solution Group of Comverse, Inc. from January 2006 to August 2008, and as Chief Technology Officer, Real-Time Billing Division from January 2003 to December 2005. Dr. Matsliach served as Chief Technology Officer and Co-Founder of Odigo Inc. (or Odigo), a supplier of instant messaging and presence software, until Odigo was acquired by Comverse, Inc. in June 2002. Dr. Matsliach holds a B.A., M.Sc. and Ph.D. in Computer Science from Technion, Israeli Institute of Technology.

Oz Ovady. Mr. Ovady, age 39, has served as Senior Vice President, VAS General Manager of Comverse, Inc. since March 2011. From August 2008 to February 2011, Mr. Ovady served as Vice President, APAC Services of Comverse, Inc. and, from July 2005 to July 2008, served as the Divisional Chief Operating Officer of its APAC Division. Mr. Ovady has served in other positions at Comverse, including the Japan & Generic R&D Business Unit Manager, the Delivery Group Manager of the SMS Division, the overall R&D Leader for Signaling Applications Group and as Programmer in the Signaling group. Mr. Ovady holds a B.A. degree in Computer Science from Tel Aviv Yaffo Academic College.

Danna Rabin. Ms. Rabin, age 35, has served as Senior Vice President, Go-Live Services General Manager of Comverse, Inc. since March 2011. Ms. Rabin joined Comverse in 2000 and has served in various positions, including as Vice President, Global Sales Operation from April 2009 to February 2011, Vice President, Global Services Sales from February 2008 to March 2009, and Assistant Vice President, Regional Services Sales from February 2005 to January 2008. Prior to joining Comverse, Ms. Rabin served as a Team Leader at the System Implementation and Integration Division of Amdocs Limited, a provider of software and services for communications, media and entertainment industry service providers. Ms. Rabin holds a B.A. degree in economics from Bar-Ilan University.

Shefali A. Shah. Ms. Shah, age 39, has served as Senior Vice President, General Counsel and Corporate Secretary of CTI since March 2010 and served as its Acting General Counsel and Corporate Secretary from March 2009 until March 2010. From June 2006 through March 2009, Ms. Shah served as the Associate General Counsel and Assistant Secretary of CTI. Prior thereto, Ms. Shah was an associate with Weil, Gotshal & Manges LLP from September 2002 to June 2006 and Hutchins, Wheeler & Dittmar, P.C. from September 1996 to August 2002. Ms. Shah serves as a director of Verint Systems and Starhome B.V. Ms. Shah served as a member of the Board of Directors of Ulticom, Inc. during the last five years. Ms. Shah holds a J.D. from Duke University School of Law and a B.S. in Business Administration from Boston University.

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

Corporate Governance

Board Leadership Structure

The Board believes there is no single best organizational model that would be most effective in all circumstances and that it is in the best interests of CTI and its shareholders for the Board to retain discretion and authority to modify the Board’s leadership structure to best address CTI’s circumstances from time to time. The Corporate Governance and Nominating Committee has the responsibility to review the Board’s leadership structure in light of CTI’s specific characteristics and recommend any changes to the Board for approval. As set forth in CTI’s Corporate Governance Guidelines and Principles, as adopted by the Board on February 25, 2011, the Board believes that independent leadership of the board is critical and that, except in exceptional circumstances, the Chairman of the Board should be an independent director. CTI’s Corporate Governance Guidelines and Principles provide that when the Board determines that the positions of Chairman of the Board and Chief Executive Officer are to be held by the same person or the Chairman of the Board is a non-independent director, the Board will appoint an Independent Lead Director, who shall have certain responsibilities, including the following:

•	convene and preside at meetings of the Board at which the Chairman is not present, including executive sessions of the independent and non-management directors;

•	serve as liaison between the Chief Executive Officer and the independent and non-management directors and will provide the Chief Executive Officer with feedback from executive sessions;

•	approve in consultation with the Chairman/Chief Executive Officer information flow to the Board;

•	approve in consultation with the Chairman/Chief Executive Officer Board meeting agendas and schedules;

•	recommend retention of outside advisors and consultants;

•	consult with the Corporate Governance and Nominating Committee on the appointment of chairs and members for Board committees; and

•	be available for consultation and communication with shareholders in appropriate circumstances, as instructed by the Board.

Mr. Burdick serves as CTI’s Chairman of the Board and Chief Executive Officer. Mr. Oliver, an independent member of the Board, serves as the Board’s Independent Lead Director.

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

The Board’s Role in Risk Oversight

The Board has overall responsibility for overseeing risk assessment, protection and mitigation processes. The Board and the committees to which it has delegated responsibility meet regularly to review and discuss specific risks facing us. Throughout the year, the Board and its committees meet regularly to review and discuss with management our financial performance, strategic plans and prospects and other important issues facing us. The Board has delegated responsibility for the oversight of specific risks to certain committees of the Board. The Board is kept abreast of the activities of its committees through reports of the committee chairperson to the full Board at regularly scheduled meetings of the Board to the extent necessary. Specifically, the Audit Committee has the responsibility to review and discuss with management and CTI’s independent registered public accounting firm any major financial risk exposures and assess the steps and processes management has implemented to monitor and control such exposures. The Corporate Governance and Nominating Committee has the responsibility to review the Board’s leadership structure and its impact on the Board’s role in risk oversight. The Compensation and Leadership Committee oversees risks related to our compensation policies and practices, with respect to executive compensation and compensation generally, including any incentives established for risk taking, the manner in which any risks arising out of our compensation policies and practices are monitored and mitigated and any adjustments necessary to address changes in our risk profile. For a more detailed discussion, see Item 11, “Executive Compensation—Compensation and Risk.”

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

The Audit Committee currently consists of Messrs. Dubner, Oliver and Terrell. Mr. Terrell serves as the Chairman of the Audit Committee. All members of the Audit Committee are “independent,” within the meaning of the rules of the SEC and the NASDAQ Marketplace Rules and as further defined in CTI’s By-Laws. Each of Messrs. Dubner and Terrell was designated as an audit committee financial expert as defined under the rules of the SEC. This designation is an SEC disclosure requirement relating to Messrs. Dubner’s and Terrell’s experience and understanding of certain accounting and auditing matters, which the SEC has stated does not impose on the directors so designated any additional duty, obligation or liability than otherwise is imposed generally by virtue of serving on the Audit Committee or the Board of Directors.

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

•	reviewing, approving or otherwise recommending to the Board for approval, management incentive compensation policies and programs;

•	reviewing, approving or otherwise recommending to the Board for approval, equity compensation programs for employees;

•	reviewing and recommending to the Board the submission to shareholders on executive compensation matters, including advisory votes and the frequency of such votes;

•	reviewing from a risk management perspective our compensation policies and practices for executives, management and employees generally; and

•	the Compensation Committee Report required to be included in CTI’s annual proxy statement.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee currently consists of Messrs. Alon, Nottenburg, O’Donnell, Oliver, Porter and Schell. Mr. Oliver serves as the Chairman of the Corporate Governance and Nominating Committee. The purposes and responsibilities of the Corporate Governance and Nominating Committee include, among other things:

•

identifying individuals qualified to serve as directors and recommending to the Board the nominees for all directorships and reviewing the process and criteria used to review and evaluate director candidates;

•	developing and recommending to the Board, and overseeing the implementation of, CTI’s Corporate Governance Guidelines and Principles;

•	reviewing, on a regular basis, CTI’s overall corporate governance, including the Board’s leadership structure, and recommending improvements, when necessary; and

•	undertaking such other matters as it, with the concurrence of the Board of Directors, deems necessary.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics (or the Code of Conduct) to promote commitment to honesty, ethical behavior and lawful conduct. All directors, officers and employees of CTI and Comverse are required to abide by the Code of Conduct, which provides the foundation for compliance with all corporate policies and procedures and best business practices. The policies and procedures address a wide array of professional conduct, including:

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

To CTI’s knowledge, based solely on a review of the copies of such reports furnished to CTI and representations that no other reports were required, all Section 16(a) filing requirements were satisfied for the fiscal year ended January 31, 2011.

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

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes our executive compensation program for our executive officers listed below, who are referred to throughout this discussion as the “Named Executive Officers.” The discussion describes the various compensation elements and the plans and arrangements in which the Named Executive Officers participate, the factors considered and the approach taken by our Board and the Compensation and Leadership Committee of our Board (referred to as the Compensation Committee) in designing the executive compensation program and how this program supports our overall business objectives and financial and strategic goals.

Our Board and the Compensation Committee determine the compensation of CTI and Comverse’s executive officers. The compensation of the executive officers, directors or employees of CTI’s majority-owned subsidiaries, Verint and Starhome, are determined by the board of directors or an authorized committee of the board of directors of each such subsidiary.

Named Executive Officers

For fiscal 2010, the Named Executive Officers were:

•	Andre Dahan, our then-President, Chief Executive Officer and member of our Board;

•	Joel E. Legon, our Senior Vice President and Interim Chief Financial Officer;

•	Shefali A. Shah, our Senior Vice President, General Counsel and Corporate Secretary;

•	Dror Bin, the then-Executive Vice President, President, Global Sales of Comverse;

•	Gabriel Matsliach, the Senior Vice President, President, Global Products and Operations of Comverse; and

•	Stephen M. Swad, our former Executive Vice President and Chief Financial Officer.

Executive Summary

The weakness in the global economy in recent years has materially and adversely affected the telecommunications industry. Many of Comverse’s customers experienced significant declines in revenue and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of Comverse’s customers have implemented cost cutting measures, including more closely managing their operating expenses and capital investment budgets. This resulted in reduced demand for Comverse’s products, services and solutions, longer customer purchasing decisions and pricing pressures.

During the fiscal year ended January 31, 2011, the global economy experienced a gradual recovery, and Comverse experienced an increase in revenue and business levels, particularly in the second half of the fiscal year. However, there is still significant uncertainty as to the sustainability of the improvement in market conditions. If the recovery in the global economy is curtailed and market conditions worsen, our existing and potential customers could reduce their spending, which, in turn, could reduce the demand for Comverse’s products and services.

Along with the challenging macroeconomic conditions, the telecommunications industry in which Comverse operates has undergone significant changes which have had an adverse impact on Comverse, including (i) the emergence of new, low-cost competitors from emerging markets, (ii) the proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail use, (iii) the maturation of the wireless services industry, particularly as it relates to voice-based services such as voicemail, (iv) the relative commoditization of some voice and SMS text message services, (v) increased dependence for growth on emerging markets with a lower average revenue per user and (vi) changes in the regulatory environment. For a more detailed discussion of these developments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Segment Business Highlights and Trends—Comverse Segment.”

In addition to these market and industry challenges and their impact on our business, during fiscal 2010 we continued to be negatively impacted by our previous circumstances, including our continuing efforts to become current in our periodic reporting obligations under the federal securities laws, ongoing litigation matters, including an administrative proceeding initiated by the SEC pursuant to Section 12(j) of the Exchange Act to deregister our securities and the general uncertainty about our company in the marketplace. In connection with our efforts to become current in our periodic reporting obligations and defend such litigation matters, we continued to incur significant professional fees. In addition, CTI’s inability to become current in its periodic reporting obligations under the federal securities laws during the fiscal year ended January 31, 2011 limited the information that Comverse was able to provide to the public and other interested parties, including customers, and limited our ability to use equity incentives to attract, retain and motivate our employees.

In addition, during the fiscal year ended January 31, 2011, our management forecasted that, in the absence of the successful completion of certain operational and capital raising initiatives, CTI and Comverse would experience a shortfall in the cash required to support the working capital needs of the business of CTI and Comverse during the fiscal year ending January 31, 2012. We commenced a series of aggressive initiatives to improve the financial performance of the business and enhance our cash position. Notably, we successfully sold certain of our assets, implemented the first phase of a restructuring plan at Comverse to significantly reduce its annualized operating costs and developed the plan for the Phase II Business Transformation initiative which Comverse commenced implementing during the first fiscal quarter of the fiscal year ending January 31, 2012. As part of the Phase II Business Transformation, Comverse is in the process of creating new business units, BSS, VAS, Mobile Internet and Go-Live Services that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS. For a more comprehensive discussion relating to the Phase II Business Transformation, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Business Highlights and Trends—Comverse Segment—Phase II Business Transformation.”

Moreover, there were a number of changes to our senior management during, and subsequent to, fiscal 2010:

•	effective March 11, 2010, Ms. Shah, Acting General Counsel and Corporate Secretary, was named Senior Vice President, General Counsel and Corporate Secretary;

•

effective October 10, 2010, Mr. Swad resigned as our Executive Vice President and Chief Financial Officer and, on such date, Joel Legon was named Senior Vice President and Interim Chief Financial Officer;

•	effective February 22, 2011, Lionel Chmilewsky was named Senior Vice President, Customer Facing Group of Comverse, replacing Mr. Bin who resigned; and

•	effective March 4, 2011, Charles Burdick, who was then the non-executive Chairman of our Board, was named Chairman and Chief Executive Officer, replacing Mr. Dahan who resigned.

To enable us to attract and retain talented and seasoned executives required to manage our business and the complex financial reporting activities during this challenging period, the Compensation Committee continued to follow a compensation philosophy in which target total direct compensation for the Named Executive Officers is positioned above the median market rate, and, in most cases, falls into the upper quartile of the competitive market. It is the intention of the Compensation Committee that target total direct compensation will moderate back towards the median market rate as our situation normalizes and the challenges associated with the current circumstances are successfully addressed. While target total direct compensation is currently positioned above the median, the Compensation Committee continues to deliver a mix of compensation that ensures that realized pay will vary above or below target based on performance against annual operating goals and longer-term changes in shareholder value.

During fiscal 2010, our executive compensation program included three primary elements:

•

Base salaries, representing the fixed component of total direct compensation, were maintained at prior years’ levels for continuing executives and set for newly-hired or promoted executives in the upper quartile of the competitive market as a result of the attraction and retention challenges described above, and in recognition of the challenging environment and to facilitate cost-cutting initiatives, Messrs. Dahan, Bin and Swad, Dr. Matsliach and Ms. Shah, as members of our company’s Senior Leadership Team, voluntarily reduced their base salaries for a six-month period commencing in January 2010.

•

Key objectives furthering our short-term operating plan and long-term strategic goals were achieved as a result of the combination of the gradual recovery of the global economy and the initiatives implemented during the second half of the fiscal year to increase our cash position and, as a result, the Compensation Committee, after taking into account the overall performance of Comverse, applied its discretion and normalized the achievement of certain financial metrics to eliminate the beneficial, one-time impact of measures taken to address the liquidity challenges disclosed during fiscal 2010 and the potential impact of the recognition of revenue of high margin backlog in awarding payments to the Named Executive Officers under our annual performance-based cash incentive awards plan.

•

Time-vested equity incentive awards in the form of deferred stock unit awards (referred to as DSUs) were awarded to align the interests of our executives with shareholders, to recognize our executives’ performance and, in part, to facilitate retention of the executives at a challenging time as a result of global economic, industry and company-specific conditions.

In addition to these direct elements of compensation, our executive compensation program in fiscal 2010 included health, welfare and other employee benefits, limited perquisites and severance benefits. A competitive package of health and welfare benefits is provided to the Named Executive Officers to the extent that they are both affordable and support overall business and human resource strategies. While several executives previously hired were provided with limited perquisites and other personal benefits consistent with prior practice, such perquisites and personal benefits are being systematically phased out and replaced with appropriate incremental adjustments to base salary and incentive compensation.

Executive Compensation Objectives and Principles

Compensation Objectives

Our company operates in the highly complex and competitive telecommunications industry. This requires a highly talented and seasoned team of telecommunications and business professionals capable of managing a complex global business. Consequently, our primary compensation objective is to attract and retain the executives needed to manage a sophisticated global business operation in a rapidly changing segment of the telecommunications industry and to ensure that they are compensated commensurate with results and paid for performance. In addition, due to our ongoing efforts to become current in our periodic reporting obligations under the federal securities laws, we required professionals with significant financial reporting experience who would be able to address and complete the complex financial reporting and accounting matters involved in the filing of our annual reports on Form 10-K and to remediate our material weaknesses in internal control over financial reporting.

We have designed our executive compensation program to:

•	attract, retain and motivate highly-skilled executives;

•

support and reward the attainment of our short-term and long-term financial and strategic objectives through the use of variable pay in which realized compensation fluctuates based on (a) the degree to which key financial and strategic goals are achieved and (b) positive changes in shareholder value;

•	provide differentiated pay based on our executives’ contributions to company performance, role within our company and skill set;

•	create commonality of interest between management and shareholders through the use of equity-based compensation and by encouraging our executives to accumulate substantial ownership in our company;

•

foster a balanced focus among our executives to ensure that they are held accountable for the long-term consequences of their business decisions and to avoid the incentive to take risks that are inconsistent with our financial and strategic goals; and

•	maximize the financial efficiency of the overall program from tax, accounting and cash flow perspectives.

Elements of Direct Compensation

Base Salaries

As base salaries represent the fixed component of each senior executive’s total compensation, the Compensation Committee attempts to set base salaries at a level that balances the competing objectives of attracting and retaining high-quality executives with minimizing our overall fixed cost structure. The underlying philosophy adopted by the Compensation Committee is to set base salaries, on average, at the median market rate. As a result of the attraction and retention challenges described in the introduction to this Compensation Discussion and Analysis, however, the Compensation Committee maintained prior year base salaries for continuing executives and set base salaries for newly-hired or promoted executives in the upper quartile of the competitive market.

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

Annual Cash Incentive Awards

We believe that a significant portion of cash compensation for the Named Executive Officers should be linked to achievement of key objectives that further our short-term operating plan and long-term strategic goals. Consequently, we provide the Named Executive Officers with the opportunity to realize variable cash awards each year based on performance against a series of pre-established corporate and individual objectives, for which the Compensation Committee (and, in the case of our President and Chief Executive Officer, our Board) establishes target and maximum award opportunities.

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

Equity Incentive Awards

To support the objective of aligning the interests of the Named Executive Officers with shareholders and to protect against windfalls, we believe that the long-term incentives for our senior executives should be delivered primarily in the form of equity. As a result, appreciation in the underlying shares of our common stock will enhance the value of these awards while depreciation will reduce their value. Generally, we position these equity incentive awards so that, when combined with base salary and target annual cash incentive award opportunity, the target total direct compensation for our senior executives ranges up to the 75th percentile of the competitive market. During fiscal 2010, this positioning supported our attraction and retention challenges in the difficult operating environment described above.

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

•	awards should support long-term retention of key contributors through vesting and other benefit provisions, creating enough “hold” to provide stability of the executive team;

•	the aggregate annual share usage in employee equity plans should be carefully managed to avoid excessive levels of potential shareholder dilution; and

•

the aggregate cost of long-term incentives should be reasonable in comparison to peer companies, and the cost implications of such plans should be supported by our annual and longer-term operating plans.

In recent years, the primary equity vehicle for delivering long-term incentives to our senior executives has been time-vested DSUs. Each DSU represents a right to receive one share of our common stock on a designated future date, contingent on vesting and potentially other conditions. The primary reasons for using DSUs have been:

•

attraction and retention of talent, which, while always an important objective, has been critically important and especially challenging while our company has been working to become current in its periodic reporting obligations under the federal securities laws;

•

the prohibition on exercise of vested stock options by all employees, including the Named Executive Officers, until such time as CTI has filed all periodic reports required in a 12-month period and has an effective registration statement on Form S-8 on file with the SEC;

•

the ability to defer the delivery of the shares in settlement of DSU awards (and a significant portion of the associated tax liability) until such time as the award recipients are able to sell the underlying shares of our common stock to cover tax liabilities;

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

Executive Compensation-Setting Process

Roles and Responsibilities

The Compensation Committee oversees and administers our executive compensation program. The Compensation Committee typically meets near the beginning of each fiscal year to:

•	review base salaries to determine whether any adjustments are necessary or appropriate;

•	determine the payments, if any, under the annual cash incentive award plan for the prior fiscal year;

•	approve the target and maximum annual cash incentive award opportunities;

•	review and, if appropriate, recommend for approval by our Board, including a majority of the independent directors, equity incentive awards; and

•

establish the corporate and individual performance objectives and related target levels for the current fiscal year and the respective target levels for each quantifiable performance objective for that fiscal year.

For fiscal 2010, the corporate financial performance measures consisted of measures related to the financial performance of Comverse for all of the Named Executive Officers and an additional measure with respect to the financial performance of CTI for Messrs. Dahan and Swad and Ms. Shah.

In making these compensation-related decisions, the Compensation Committee reviews the total compensation for our senior executives to ensure consistency with our compensation philosophy and considers developments in compensation market practices. In addition, the Compensation Committee is provided with certain compensation recommendations formulated by management and the compensation data described below provided by its executive compensation consultant. Although the Compensation Committee receives these recommendations and data, this information provides only a reference point for its deliberations. Ultimately, the Compensation Committee applies its own business judgment and experience to determine the form and amount of compensation for the Named Executive Officers.

The Compensation Committee worked with Mr. Dahan and other senior executives to ensure that its decisions and recommendations to our Board are consistent with our compensation philosophy and policies. During fiscal 2010, Mr. Dahan conducted an annual performance evaluation of each senior executive (other than himself) and, based on that evaluation, made recommendations as to any and all adjustments that should be made in each executive’s base salary, annual cash incentive award opportunity and the value of any annual equity award.

The Compensation Committee supplemented Mr. Dahan’s recommendations with its own evaluation and that of other members of our Board of the senior executives’ performance in finalizing its compensation actions and decisions. The Compensation Committee made the decisions about Mr. Dahan’s compensation and was responsible for evaluating his performance in consultation with our Board. Mr. Dahan was not present during any discussion or determination of his compensation by the Compensation Committee or our Board.

The Compensation Committee has the authority to engage its own advisors to assist in carrying out its responsibilities. Since August 2007, the Compensation Committee has engaged Frederic W. Cook & Co. (referred to as Cook), a national executive compensation consulting firm, to support its oversight and management of our executive compensation program. Cook provides the Compensation Committee and our Board with guidance regarding the amount and types of compensation that we provide to our executives and how these compare to other compensation practices, and advice regarding other compensation-related matters.

During fiscal 2010, Cook provided the following services to the Compensation Committee:

•	provided market data on Named Executive Officer compensation levels, including the median and the 25th and 75th percentile rates;

•	assisted in developing and refining our executive compensation philosophy;

•	assisted in evaluating Mr. Dahan’s executive recruitment strategy with respect to recently-hired senior executives;

•	analyzed director compensation pay levels and trends;

•

assisted in the design of an annual incentive plan and an equity compensation incentive plan that will be submitted for shareholder approval after CTI becomes current in its periodic reporting obligations under applicable securities laws;

•	assisted in the assessment of risk in relation to our compensation plans to determine whether any policies or practices were reasonably likely to have a material adverse effect on our company; and

•

assisted in the review and design of our annual cash and long-term incentive compensation plans, as well as the development and implementation of other programs such as the executive stock ownership policy.

Representatives of Cook attend meetings of the Compensation Committee as requested and also communicate with committee members outside of meetings. Cook reports to the Compensation Committee and works with management only under the direction of the Chair of the Compensation Committee on projects in which the Compensation Committee retains responsibility under its Charter. The Compensation Committee may replace Cook or hire additional advisors at any time. Other than its engagement by the Compensation Committee of the board of directors of Ulticom, Inc., our former majority-owned subsidiary, Cook has not provided any other services to us and has received no compensation other than with respect to the services described above.

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

In February 2010, at the request of the Compensation Committee, Cook presented an updated group of peer companies to be used for comparative purposes in its executive compensation deliberations and a comparative analysis of our executive compensation program based on compensation information drawn from the pay practices of a group of publicly-traded companies (referred to as the Peer Group), within the telecommunications industry with revenues and market capitalizations comparable to ours. This information was used to match the Named Executive Officer positions with the competitive marketplace on the basis of job functions and responsibilities. Market compensation data was derived from these market matches, and statistical reference points (such as median and 25th and 75th percentile rates) were calculated for total compensation and for each of the principal elements of the executive compensation program.

At that time, the Peer Group consisted of the following companies:

BMC Software	Neustar
Brocade Communications	Polycom
Ciena Corporation	Sybase, Inc.
Citrix Systems	Syniverse Holdings
Convergys Corporation	Tekelec
JDS Uniphase Corporation	Verisign
Juniper Networks, Inc.

Although the Compensation Committee receives various recommendations and the data described above, this information provides only a reference point for its deliberations. Ultimately, the Compensation Committee applies its own business judgment and experience to determine the form and amount of compensation for the Named Executive Officers.

Executive Compensation Elements

Base Salary

On January 8, 2010, consistent with our corporate cost cutting initiatives, each member of our company’s Senior Leadership Team, including Messrs. Dahan, Swad, Bin and Legon and Ms. Shah, voluntarily agreed to reduce his or her annual base salary for the period of January 11, 2010 until July 11, 2010. During this period, Mr. Dahan’s annual base salary was reduced by 20% from $1 million to $800,000, and the annual base salary of the other Senior Leadership Team members was reduced by 10%.

In March 2010, the Compensation Committee decided not to approve a general increase in the annual base salaries of the Named Executive Officers for fiscal 2010, other than an adjustment in the base salary of Ms. Shah to $414,000 effective retroactively to February 1, 2010, in recognition of her promotion to, and expanded responsibilities in her position as, the Senior Vice President, General Counsel and Corporate Secretary. The decision to maintain annual base salaries at current levels was based, in part, on the Compensation Committee’s recognition that, having previously established “above market” base salaries to recruit a new management team, it was seeking to align total direct compensation with its decision to pay at the 75th percentile of the competitive market as reflected by the Peer Group for above-average performance. The decision was also consistent with our decision not to make base salary adjustments for other executives for fiscal 2010 as part of our cost strategy.

On October 10, 2010, upon Mr. Swad’s resignation as Chief Financial Officer, Mr. Legon was appointed as Senior Vice President and Interim Chief Financial Officer. In recognition of his promotion and assumption of new and expanded responsibilities, the Compensation Committee increased Mr. Legon’s annual base salary to $400,000, effective upon his promotion.

Annual Cash Incentive Awards

Individual Target Award Opportunities

The target annual cash incentive award opportunity for fiscal 2010 for each Named Executive Officer was determined by the Compensation Committee based on each executive’s anticipated contributions during fiscal 2010, the market rate of compensation for executives in comparable positions, job functions, internal pay equity and business unit performance.

In April 2010, the Compensation Committee established the fiscal 2010 target annual cash incentive award opportunities for the Named Executive Officers as follows:

Named Executive Officer	Target Annual Cash Incentive Award Opportunity
Andre Dahan	$1,000,000
Joel Legon	$200,000	(1)
Shefali Shah	$300,000
Dror Bin	$400,000
Gabriel Matsliach	$320,000
Stephen M. Swad	$625,000

(1)	Mr. Legon was promoted on October 10, 2010 to serve as our Senior Vice President and Interim Chief Financial Officer. His target annual cash incentive award opportunity for fiscal 2010 was established at $200,000, on a pro rata basis for the remainder of the fiscal year.

Incentive Award Design

Eighty percent (80%) of each Named Executive Officer’s target annual cash incentive award opportunity was based on our company’s performance measured against the corporate objectives described below, and 20% of the target annual cash incentive award opportunity was based on a qualitative assessment of the individual’s performance in managing his business unit or function as measured against his or her performance objectives for the fiscal year, based on the specific responsibilities of the individual. The Compensation Committee determined these allocations to be appropriate because they linked a substantial portion of each executive’s award opportunity to corporate performance, thereby motivating him or her to focus his efforts on successfully executing our annual operating plan, while also providing a significant financial incentive to effectively manage his or her respective business unit or function and achieve his or her personal objectives for the year.

Corporate Performance Objectives

Fiscal 2010 annual cash incentive awards were based on the level of achievement of the following pre-established corporate financial objectives which the Compensation Committee deemed to be critical to enhancing shareholder value:

•	the annual revenue of Comverse;

•	the annual bookings of Comverse;

•	the segment performance of Comverse;

•	the pro forma cash flow of Comverse;

•	the pro forma cash flow of CTI for Messrs. Dahan and Swad and Ms. Shah.

The annual revenue objective was to be measured based on Comverse’s fiscal 2010 annual revenue and was adjusted solely to reflect its fiscal 2010 operating plan, excluding certain other affiliated entities.

The annual bookings objective was to be measured based on Comverse’s fiscal 2010 annual bookings, calculated as the aggregate projected revenue from purchase orders executed during the fiscal year, excluding revenue from maintenance agreements.

The calculation of the achievement of the segment performance objective of Comverse was to be made based on segment performance as presented for financial reporting purposes. For the definition of “segment performance,” see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Financial Highlights—Segment Performance” and note 23 to the consolidated financial statements included in Item 15 of this Annual Report.

The calculation of the achievement of the pro forma cash flow objective of each of Comverse and CTI was to be made by adjusting its net cash provided by its operating activities for fiscal 2010 by the following items:

•	the purchase of property and equipment;

•	cash tax payments;

•	special retention bonuses paid to key personnel engaged in our efforts to become current in our periodic reporting obligations under the federal securities laws;

•	non-recurring restructuring costs related to reduction in force; and

•	other miscellaneous items.

Due to our ongoing efforts to become current in our periodic reporting obligations under the federal securities laws, the revenue, segment performance and pro forma cash flow targets were based on the unaudited financial results of Comverse and the pro forma cash flow of CTI was based on the unaudited financial results of CTI, in each case, used for internal purposes only and were calculated consistent with past practices without giving effect to the impact of all adjustments included in the results reflected in the consolidated financial statements included in Item 15 of this Annual Report.

Awards were to range from 0% to a maximum of 200% of target level to ensure that the actual payment, if any, reflected both typical market practice as well as the degree to which each objective was achieved. A 50% payout was assigned for each objective if a specified threshold performance level was achieved, and a 200% payout was tied to achievement of a specified maximum performance level.

Under the terms of the plan, the achievement of the fiscal 2010 operating plan for Comverse would result in 100% payout for each objective, reflecting the Compensation Committee’s intention that the plan pay awards for “on target” performance if Comverse achieved on its operating plans for the fiscal year.

Payouts were to be calculated on a straight line basis for performance between the applicable performance levels for each objective. Actual awards were to be determined after the end of the fiscal year based on the actual performance against each of these objectives.

Further, annual cash incentive awards were to be made only if Comverse achieved at least the threshold pro forma cash flow level for fiscal 2010. The Compensation Committee believed that this would encourage our executives to improve Comverse’s cash flow from business operations. If this threshold performance level was not achieved, no annual cash incentive award would be payable under either the corporate or individual performance objectives.

No payouts were to be made against the corporate financial objectives unless Comverse achieved at least the threshold annual bookings level for fiscal 2010 set at approximately the annual bookings level for fiscal 2009. The Compensation Committee believed that this would encourage our executives to ensure growth in our business. If this threshold performance level was not achieved, although no amounts in respect of the corporate financial objectives would be payable, our executives would be entitled to payouts in respect of their achievement of individual performance objectives.

The percentage of achievement (relative to the target performance level) for each of the corporate financial objectives, as well as their relative weightings, were as follows (dollars in thousands):

Objective (1)	Weighting	50% Threshold performance	60%	100%	150%	200%
Revenue of Comverse	10%	$850,000	$875,000	$925,000	$940,000	$960,000
Bookings of Comverse	30%	$534,000	$550,000	$600,000	$660,000	$700,000
Segment Performance of Comverse	30%	$(35,000)	$(23,000)	$—	$10,000	$20,000
Pro forma cash flow for Comverse	30%
	(15% for Messrs. Dahan and Swad and Ms. Shah)	$(60,000)	$(55,000)	$(45,000)	$(25,000)	$—
Pro forma cash flow of CTI	15% only for Messrs. Dahan and Swad and Ms. Shah	$(45,000)	$(45,000)	$(45,000)	$(40,000)	$(30,000)

(1)	Due to our ongoing efforts to become current in our periodic reporting obligations under the federal securities laws, the revenue, segment performance and pro forma cash flow targets were based on the unaudited financial results used for internal purposes only and were calculated consistent with past practices without giving effect to the impact of all adjustments reflected in the consolidated financial statements included in Item 15 of this Annual Report.

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

Individual Performance Objectives

In April 2010, the Compensation Committee approved the recommendations for individual performance objectives submitted by Mr. Dahan for Ms. Shah and for Messrs. Bin, Matsliach and Swad. The Compensation Committee formulated its own recommendations with respect to the individual performance objectives for the annual cash incentive award opportunity for Mr. Dahan, which were approved by our Board in April 2010. In October 2010, the Compensation Committee approved the recommendations for individual performance objectives submitted by Mr. Dahan for Mr. Legon in connection with Mr. Legon’s appointment as Senior Vice President and Interim Chief Financial Officer effective October 10, 2010.

In the case of Mr. Dahan, his individual performance objectives included establishing a three-year plan emphasizing growth and stability in the business of Comverse and its subsidiaries, designing and implementing a re-engineering plan focused on simplifying the business of Comverse and its subsidiaries with an emphasis on product quality and service excellence, developing a leadership team and succession plan for Comverse and its subsidiaries, and continuing to oversee the activities of CTI, including the evaluation of strategic options, management of subsidiaries and the completion of our efforts to become current in our periodic reporting obligations under the federal securities laws and developing a framework for ensuring the regular completion of all financial processes on a timely basis.

In the case of Mr. Swad, his individual performance objectives included managing the completion of our efforts to become current in our periodic reporting obligations under the federal securities laws and developing a framework for ensuring the regular completion of all financial processes on a timely basis, including the remediation of material weaknesses, improving internal financial reporting, including revenue and backlog analytics, monthly forecasts and quarterly updates regarding key initiatives, improving cash flow management at CTI and developing the finance organization and related succession plan.

In the case of Mr. Legon, his individual performance objectives included managing the completion of our efforts to become current in our periodic reporting obligations under the federal securities laws and developing a framework for ensuring the regular completion of all financial processes on a timely basis, including the remediation of material weaknesses, developing the finance organization and related succession plan and utilizing technology to improve efficiencies and reduce manual processes within the finance organization.

In the case of Ms. Shah, her individual performance objectives included successful management of the legal organization, including the provision of cross functional support to the sales, equity administration, compliance, tax and human resources departments, supporting our efforts to become current in our periodic reporting obligations under the federal securities laws, including the resolution of the proceedings initiated by SEC against CTI under Section 12(j) of the Exchange Act, re-listing of CTI’s common stock on NASDAQ and finalization of the settlements of the shareholder class action and shareholder derivative actions, providing legal support to our Board and its committees and serving on the boards of directors of Verint Systems, Starhome B.V., Ulticom, Inc. and Comverse, Inc. and its subsidiaries.

In the case of Mr. Bin, his individual performance objectives included the successful implementation of new sales compensation philosophy, implementing a new pricing methodology and price list, designing and implementing a new operating model with respect to identified global and tier 1 operator accounts, developing the sales organization and related succession planning and successful contribution as a member of the Senior Leadership Team.

In the case of Mr. Matsliach, his individual performance objectives included supporting the re-engineering efforts by improving product quality and reducing cost of revenue, reducing the time to market for BSS offerings, productizing VAS and BSS solution offerings to reduce product delivery and support costs, successful realization of a BSS and VAS bundled offering and successful implementation of the VAS HUB with a strategic customer.

Decisions and Analysis

On March 3, 2011, our Board, upon recommendation of the Compensation Committee, in consultation with and based upon the recommendations of Mr. Dahan and Cook, determined the amount of the annual cash incentive awards for fiscal 2010 for the senior executives, including the Named Executive Officers.

With respect to the corporate financial objectives, the Compensation Committee determined that the thresholds for annual bookings of Comverse and pro forma operating cash flow at Comverse had been exceeded, the annual revenue and annual bookings of Comverse were below target and the achievement of segment performance of Comverse, pro forma cash flow at each of Comverse and CTI had been at the maximum level. In consultation with Mr. Dahan and Cook, and in light of the overall performance of Comverse during fiscal 2010, the Compensation Committee exercised its discretion and normalized the achievement of segment performance at Comverse and pro forma cash flow at Comverse to eliminate the beneficial, one-time impact of measures taken to address the liquidity challenges disclosed during fiscal 2010 and the potential impact of the recognition of revenue of high margin backlog. As a result, the segment performance objective, with a 30% weighting, was paid out at 30% and the pro forma cash flow objective, with a 30% weighting for the Named Executive Officers other than Mr. Dahan and Ms. Shah and a 15% weighting for Mr. Dahan and Ms. Shah, was paid out at 37.5% and 18.75%, respectively. As a result, the corporate financial objectives paid out at 71% of target for Messrs. Legon and Bin and Dr. Matsliach and 80% for Mr. Dahan and Ms. Shah, as reflected in the following table:

(dollars in thousands)

Objective (1)	Weighting		Threshold Performance (50% payout)	Performance (60% payout)	Target Performance (100% Payout)	Maximum Performance (200% payout)	Normalized fiscal 2010 performance	Percentage payout
Annual Revenue at Comverse	30%		$850,000	$875,000	$925,000	$960,000	$858,000	5.32%
Annual Bookings at Comverse	30%		$534,000	$550,000	$600,000	$700,000	$536,500	15.47%
Segment Performance at Comverse	30%		$(35,000)	$(23,000)	—	$20,000	—	100%
Pro Forma Cash Flow at Comverse	30	%(2)	$(60,000)	$(55,000)	$(50,000)	—	$(35,000)	125%
Pro Forma Cash Flow at CTI	15	%(3)	$(45,000)	$(45,000)	$(45,000)	$(30,000)	$(27,000)	200%

(1)

Due to our ongoing efforts to become current in our periodic reporting obligations under the federal securities laws, the revenue, segment performance and pro forma cash flow results were based on the unaudited financial results used for internal purposes only and were calculated consistent with past practices without giving effect to the impact of all adjustments reflected in the consolidated financial statements included in Item 15 of this Annual Report.

(2)	For Messrs. Dahan and Legon and Ms. Shah, Pro Forma Cash Flow was weighted at 15%.
(3)	Only applicable to Messrs. Dahan and Legon and Ms. Shah.

With respect to individual performance, after considering the recommendations of Mr. Dahan, the Compensation Committee assessed each executive’s individual performance for purposes of determining the actual amount of this portion of his or her award.

Based on its assessment, including a quantitative and qualitative review of all the facts and circumstances related to performance, the Compensation Committee determined the amount of each annual incentive compensation award as follows:

Named Executive Officer	Target Award Opportunity	Corporate Financial Objectives Achievement (80% of award)	Total Achievement with Individual Objectives	Final Payout Percentage	Final Award
Andre Dahan	$1,000,000	80%	N/A	80%	$800,000	(1)
Joel Legon	$200,000	79.63%	14%	93.63%	$110,526	(2)
Shefali Shah	$300,000	79.63%	16%	95.63%	$286,890
Dror Bin	$400,000	70.63%	12%	82.63%	$330,520
Gabriel Matsliach	$320,000	70.63%	10%	80.63%	$258,016

(1)	The actual amount payable to Mr. Dahan was set forth in the Separation and Consulting Agreement between CTI and Mr. Dahan dated February 25, 2011.
(2)	The amount payable to Mr. Legon represents the sum of (i) the bonus that he earned for his service prior to his appointment as our Senior Vice President and Interim Chief Financial Officer and (ii) his annual cash incentive award under the fiscal 2010 annual cash incentive award plan which was equivalent to 93.63% of his pro-rated target annual cash incentive award opportunity.

Accordingly, the Compensation Committee recommended, and our Board approved, awards of $110,526 to Mr. Legon, $286,890 to Ms. Shah, $330,520 to Mr. Bin and $258,016 to Dr. Matsliach. The annual cash award to Mr. Legon represents both the bonus that he earned for his service prior to his appointment as our Senior Vice President and Interim Chief Financial Officer and his annual cash incentive award under the fiscal 2010 annual cash incentive award plan which was equivalent to 93.63% of his pro-rated target annual cash incentive award opportunity.

The annual cash incentive award payment to Mr. Dahan for fiscal 2010 was agreed upon as part of, and included in, the Separation and Consulting Agreement between CTI and Mr. Dahan dated February 25, 2011. The Compensation Committee and our Board, following their review of the corporate performance objectives, agreed upon a payment of $800,000 to Mr. Dahan or 80% of his target annual cash incentive award opportunity and Mr. Dahan agreed to waive any right to any payments based on his individual performance.

Equity Incentive Awards

In March and May 2010, the Compensation Committee approved the following DSU awards for the Named Executive Officers:

Named Executive Officer (1)	Time- Based DSUs
Andre Dahan	300,000
Joel Legon (2)	24,000
Dror Bin	130,000
Gabriel Matsliach	90,000
Shefali Shah	90,000
Stephen M. Swad	150,000

(1)	Each of these DSU awards provided for a three-year vesting schedule, with 40% vesting on the first anniversary of the date of grant and 30% vesting on each of the second and third anniversaries of the date of grant, subject to accelerated vesting under certain circumstances.
(2)	This DSU award was granted to Mr. Legon in his capacity as our Chief Accounting Officer and prior to his appointment as our Senior Vice President and Interim Chief Financial Officer.

These awards were granted, in part, in recognition of each executive’s performance and, in part, as a means of retaining each executive over the intermediate and long term as the Compensation Committee determined that each of them was important to efforts to reposition us for profitable growth.

On October 10, 2010, in recognition of his promotion and assumption of new and expanded responsibilities as our Senior Vice President and Interim Chief Financial Officer, our Board approved a DSU award for Mr. Legon covering 45,000 shares of our common stock. This award provides for a three-year vesting schedule, with 40% vesting on October 10, 2011 and 30% on each of October 10, 2012 and October 10, 2013, subject to accelerated vesting under certain circumstances.

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

Finally, Comverse Ltd., a subsidiary of Comverse, maintains managers’ insurance (“bituach minahalim”) and advanced study (“keren hishtalmut”) funds for its Israeli-based employees, including Mr. Bin. These are customary benefits provided to all employees based in Israel (other than those in very junior positions). A managers’ insurance fund is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An advanced study fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

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

During fiscal 2010, the use of a company car and the reimbursement of health club membership dues were provided to Mr. Dahan in accordance with the perquisites provided to him upon his initial employment and deemed customary with a Chief Executive Officer. We provided Mr. Bin and other eligible Israeli-based employees with the use of a company car consistent with customary compensation practices in Israel.

During fiscal 2010, to facilitate Mr. Swad’s provision of services to us out of CTI’s New York City headquarters for the period from May 1, 2010 through April 30, 2011, we covered the costs of temporary living arrangements in New York City and commuting expenses. These costs consisted of a one-time set-up lodging payment in the amount of $24,000 and, for the period from May 1, 2010 through April 30, 2011, a living allowance in the amount of $16,000 per month. Under the terms of his employment agreement, if Mr. Swad’s employment were terminated, he would be entitled to receive, in lieu of a continuation of such monthly payments, a single lump sum payment in the amount of $27,000 (if termination occurred prior to January 31, 2011) or $13,500 (if termination occurred on or after January 31, 2011 and prior to April 30, 2011), but no such lump sum would be payable if we terminated Mr. Swad’s employment for “Cause” or if Mr. Swad terminated his employment without “Good Reason” (in each case as such term is defined in Mr. Swad’s employment agreement). Mr. Swad resigned from his position as Executive Vice President and Chief Financial Officer effective October 10, 2010 without cause, and accordingly, received no such lump sum payment.

Under Mr. Legon’s employment agreement, dated February 13, 2009, he was entitled to reimbursement of relocation-related services in an amount up to $80,000. The agreement was amended on March 29, 2010 to reflect Mr. Legon’s relocation to Comverse’s Wakefield, Massachusetts office effective March 1, 2010 and his receipt of a one-time relocation bonus of $30,000 in connection with this relocation.

Employment Agreements

We have entered into written employment agreements with each of the Named Executive Officers. These employment agreements contain the terms of employment of each executive, including base salary, annual cash incentive award opportunity, long-term equity incentive awards, perquisites, in-service benefits and post-employment benefits. These agreements provide each executive with job security for the term of the agreement or the pendency of their employment, as applicable, by specifying the reasons for which their employment may be terminated and providing them with certain severance payments and benefits under certain circumstances.

These agreements protect our interests during and following termination of employment by providing for payments and benefits only in the event of a termination by us without cause or by the executive for good reason and by prohibiting the executive from engaging directly or indirectly in competition with us, from recruiting or soliciting any officer or employee, from diverting customers to a competitor or from disclosing our confidential information or business practices.

For a detailed discussion of the employment agreements with the Named Executive Officers, see “—Employment Agreements and Arrangements with Named Executive Officers.”

Severance Payments and Benefits Following a Change in Control

Historically, we have provided for severance payments and benefits to senior executives in connection with a termination of employment under certain circumstances following a change of control of our company. The purposes of doing so are to:

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

•	the exercise price of a stock option will be the fair market value of shares of our common stock on the date of grant; and

•	fair market value will be determined based on the closing price of shares of our common stock on the date of grant.

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

Stock Ownership Policy

In December 2009, the Compensation Committee adopted a stock ownership policy for our executives to encourage them to build their ownership position in our common stock over time by direct market purchases and retaining the shares they acquire through our equity incentive plans. The guidelines are presented as stock values based upon a multiple of base salary providing that the Chief Executive Officer maintain equity ownership in our company with a value equal to three times his base salary and that each of the other Named Executive Officers maintain equity ownership in our company with a value equal to two times his or her base salary.

In recognition of the fact that each of the Named Executive Officers would need to build his or her ownership of our company’s equity securities to comply with these requirements, prior to achieving the desired ownership levels, each Named Executive Officer is required to hold at least 50% of the shares of our common stock issued upon the exercise of vested stock options or the vesting and delivery of DSUs less any shares sold or withheld to satisfy any associated tax obligations. Upon achieving the desired ownership level, this restriction will lapse and each Named Executive Officer will be required to maintain his or her required ownership level.

The stock ownership of each Named Executive Officer is reviewed in December of each year for compliance (or progress towards compliance) with the relevant ownership level. For purposes of the policy, shares of our common stock that count towards satisfaction of the requisite stock ownership levels include shares directly owned by an executive, shares subject to “in-the-money” stock options that are currently exercisable, and shares that were acquired through the vesting and delivery of DSU awards. Shares subject to “out-of-the-money” stock options that are currently exercisable, shares underlying unvested DSU awards and shares that are otherwise subject to a risk of forfeiture do not count towards satisfaction of the requisite ownership levels.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986 (referred to as the Code) imposes limitations on the deductibility for federal income tax purposes of remuneration in excess of $1 million paid to certain executive officers in a taxable year. Generally, remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of the Code. The Compensation Committee monitors the application of Section 162(m) and the associated Treasury regulations on an ongoing basis and is aware of the benefit of assuring that executive compensation qualifies for deductibility. The Compensation Committee’s policy is to qualify our executive compensation for deductibility under applicable tax laws to the extent practicable.

The annual cash incentive award payments made to the Named Executive Officer for fiscal 2010 were intended to qualify as “performance-based compensation” for purposes of Section 162(m).

Generally, compensation income realized upon the exercise of stock options granted under our stock option plans will be deductible so long as the options are granted by a committee whose members are non-employee directors and certain other conditions are satisfied. Compensation income realized upon the vesting of time-based DSUs will not be deductible.

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

Accounting for Stock-Based Compensation

Since fiscal 2006, we have followed the FASB’s guidance, related to share-based payment awards, for our DSU awards. The FASB’s guidance requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and DSUs, based on the grant date “fair value” of its stock-based awards grants. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards. The FASB’s guidance also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.

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

Fiscal 2010 Summary Compensation Table

The following table presents, for services rendered to us and our subsidiaries for each of the fiscal years ended January 31, 2011, January 31, 2010 and January 31, 2009, summary information regarding the total compensation awarded to, earned by or paid to the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2)(3) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (4)(5)(6)(7) ($)	All Other Compensation (8) ($)	Total ($)
Andre Dahan,	2010	$907,692	—	$2,538,000	—	$800,000	$19,779	$4,265,471
Then-President and Chief Executive Officer	2009	$992,308	—	$2,877,000	—	—	$28,575	$3,897,883
	2008	$1,000,000	—	$5,000,010	—	$500,000	$33,167	$6,533,177

Joel E. Legon,	2010	$350,673	$52,475	$541,050	—	$58,051	$30,000	$1,032,249
Senior Vice President and Interim Chief Financial Officer (9)	2009	—	—	—	—	—	—	—
	2008	—	—	—	—	—	—	—

Shefali A. Shah,	2010	$393,784	—	$819,000	—	$286,890	$1,140	$1,500,815
Senior Vice President, General Counsel, and Corporate Secretary (10)	2009	—	—	—	—	—	—	—
	2008	—	—	—	—	—	—	—

Dror Bin,	2010	$417,532	—	$1,058,200	—	$330,520	$119,929	$1,926,181
Then-Executive Vice President, President, Global Sale of Comverse, Inc. (11)	2009	$320,378	$80,000	$547,980	—	—	$89,642	$1,038,000
	2008	—	—	—	—	—	—	—

Gabriel Matsliach,	2010	$305,243	—	$819,000	—	$258,016	$21	$1,382,280
Senior Vice President, President, Global Products and Operations of Comverse, Inc.	2009	$262,338	$65,000	$370,740	—	—	—	$698,078
	2008	—	—	—	—	—	—	—

Stephen M. Swad	2010	$486,442	—	$1,365,000	—	—	$170,444	$2,021,886
Former Executive Vice President and Chief Financial Officer	2009	$412,500	$275,000	$1,491,000	—	—	$9,377	$2,187,877
	2008	—	—	—	—	—	—	—

(1)	The payments to the Named Executive Officers under our annual cash incentive plan for fiscal 2010 are reported in the Non-Equity Incentive Plan Compensation column. We paid no discretionary bonuses to the Named Executive Officers for fiscal 2010. The amount reported in the Bonus column for Mr. Legon represents the amount that he received under a separate non-executive bonus plan for service through the date of his appointment as our Senior Vice President and Interim Chief Financial Officer.
(2)

The amounts reported in the Stock Awards column represent the grant date fair value of the stock-based awards made to the Named Executive Officers during fiscal 2010, fiscal 2009 and fiscal 2008 in accordance with the FASB’s guidance, related to share-based payment awards. The grant date fair value of these stock-based awards was calculated by multiplying the number of shares in each award by the fair market value of our common stock on the award’s date of grant. See “—Fiscal 2010 Grants of Plan-Based Awards Table” for additional information on the stock-based awards made to the Named Executive Officers during fiscal 2010. The amounts reported in this column reflect the compensation expense we expect to record in our financial statements over the vesting schedule of these stock-based awards, and do not correspond to the actual economic value that may be received by the Named Executive Officers from the awards.

(3)	The amounts reported for fiscal 2009 include performance-based DSU awards granted on April 6, 2009 for which the number of shares and the grant date fair value (assuming the highest level of performance conditions would be achieved) for each Named Executive Officer was as follows: in the case of Mr. Dahan, a DSU award covering 100,000 shares of our common stock with a grant date fair value of $685,000; in the case of Mr. Swad, a DSU award covering 70,000 shares of our common stock with a grant date fair value of $497,000; and in the case of Mr. Bin, a DSU award covering 18,000 shares of our common stock with a grant date fair value of $112,5000. The performance levels associated with these awards were not achieved for fiscal 2009 and, accordingly, the performance-based DSU awards were forfeited.
(4)	The amounts reported in the Non-Equity Incentive Plan Compensation column represent the payments earned by the Named Executive Officers for fiscal 2010, fiscal 2009 and fiscal 2008 under our annual cash incentive plan (less any guaranteed or discretionary payments, which are reported in the Bonus column). The amounts for fiscal 2010 were paid in fiscal 2011, the amounts for fiscal 2009 were paid in fiscal 2010 and the amounts for fiscal 2008 were paid in fiscal 2009.
(5)	Amounts were inadvertently reported in the Non-Equity Incentive Plan Compensation column for Messrs. Dahan and Bin in the section entitled “—Fiscal 2009 Summary Compensation Table” included in our annual report on Form 10-K for the fiscal year ended January 31, 2010. These amounts have been omitted from the Non-Equity Incentive Plan Compensation column in this Summary Compensation Table for the following reasons. In the case of Mr. Dahan, the amount previously reported ($500,000) was not received in fiscal 2009 as he recommended to the Compensation Committee that he forego any bonus payment for fiscal 2009 and the Compensation Committee accepted his recommendation (as previously reported in the section entitled “—Compensation Discussion and Analysis” in CTI’s Annual Report on Form 10-K for fiscal 2009). In the case of Mr. Bin, the amount previously reported ($133,000) was actually attributable to fiscal 2008, not fiscal 2009, prior to his appointment as an executive officer.
(6)	The amount reported for Mr. Dahan was determined and paid as set forth in the Separation and Consulting Agreement between CTI and Mr. Dahan dated February 25, 2011.
(7)	The amount reported for Mr. Legon represents his annual cash incentive award under the fiscal 2010 annual cash incentive award plan, which was equivalent to 93.63% of his pro-rated target annual cash incentive award opportunity.
(8)	The amounts reported in the All Other Compensation column for the Named Executive Officers are as follows:

Named Executive Officer	Housing Allowance		Auto Expenses	Vacation Pay Out	Education Fund	Social Security	Management Insurance - Pension Fund	Other Payments		Total
Andre Dahan	—		$19,779	—	—	—	—	—		$19,779
Joel E. Legon	—		—	—	—	—	—	$30,000	(a)	$30,000
Shefali A. Shah	—		$1,140	—	—	—	—	—		$1,140
Dror Bin	—		$13,489	—	32,759	13,571	59,534	576		$119,929
Gabriel Matsliach	—		—	—	—	—	—	$21		$21
Stephen M. Swad	$125,169	(b)	—	45,275	—	—	—	—		$170,444

(a)	The amount reported consists of a one-time relocation bonus of $30,000 in connection with Mr. Legon’s relocation to Comverse’s Wakefield, Massachusetts office effective March 1, 2010.
(b)	The amount reported consists of payments made to facilitate the provision of Mr. Swad’s services from our New York headquarters from May 1, 2010 through October 10, 2010, the effective date of his resignation. This amount covered Mr. Swad’s temporary living expenses in New York City and his commuting expenses. This payment consisted of (i) a one-time set-up lodging payment in the amount of $24,000 and (ii) a living allowance in the amount of $16,000 per month. Mr. Swad received the full amount of this living allowance for the months of May 2010 through October 2010 and a pro-rated allowance for November since his employment terminated on November 9, 2010.

(9)	Mr. Legon became our Senior Vice President and Interim Chief Financial Officer effective October 10, 2010.
(10)	Ms. Shah became our Senior Vice President, General Counsel and Corporate Secretary effective March 16, 2010.
(11)	Mr. Bin, as an Israeli-based employee, was paid in new Israeli shekels (or NIS). In calculating the U.S. dollar equivalent for disclosure purposes, each payment was converted into dollars based on the exchange rate in effect at the end of the month in which the payment was made. For fiscal 2010, the average monthly exchange rate for purposes of converting his base salary in U.S. dollars into NIS was approximately NIS 3.7 per dollar.

Fiscal 2010 Grants of Plan-Based Awards Table

The following table presents, for each of the Named Executive Officers, information concerning cash awards under our annual cash incentive plan for fiscal 2010 and grants of DSU awards made during fiscal 2010. We made no stock option grants to any of the Named Executive Officers during fiscal 2010.

Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards (3)
		Threshold ($)	Target ($) (1)	Maximum ($)
Andre Dahan	03/26/2010		1,000,000	2,000,000	300,000	$2,538,000

Joel E. Legon	03/11/2010	—	200,000	300,000	24,000	$218,400
	10/10/2010				45,000	$322,650

Shefali A. Shah	03/11/2010	—	300,000	400,000	90,000	$819,000
Dror Bin	05/26/2010	—	400,000	800,000	130,000	$1,058,200
Gabriel Matsliach	03/11/2010	—	320,000	640,000	90,000	$819,000
Stephen M. Swad	03/11/2010	275,000	625,000	1,025,000	150,000	$1,365,000

(1)	The amounts reported in this column reflect the target annual cash incentive award opportunities for each of the Named Executive Officers. Award payouts were made in March 2011 based on the Compensation Committee’s determinations as discussed in “—Compensation Discussion and Analysis.” The actual cash incentive award payouts for fiscal 2010 for each of the Named Executive Officers are reported in the Non-Equity Incentive Plan Compensation column of “—Fiscal 2010 Summary Compensation Table.”
(2)	The stock awards reported in this column for Messrs. Dahan, Legon and Swad, Ms. Shah and Dr. Matsliach consist of DSU awards made during fiscal 2010 under the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan. The stock awards reported in this column for Mr. Bin consist of DSU awards made during fiscal 2010 under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan. These awards vest as set forth in footnote (1) to the Outstanding Equity Awards at Fiscal Year-End Table set forth under “—Fiscal 2010 Outstanding Equity Awards at Fiscal Year-End Table.” The awards also provided for accelerated automatic vesting in full under the following circumstances:

Mr. Dahan:

•	In the event that his employment was terminated by CTI without cause, by him with good reason, or upon his death or disability.

Mr. Legon:

•	In the event that his employment was terminated by CTI without cause or by him with good reason within 24 months following a change in control of CTI.

Ms. Shah:

•	In the event that her employment was terminated by CTI without cause or by her with good reason, or upon her death or disability.

Mr. Bin

•	In the event that his employment was terminated by Comverse Ltd. without cause or by him with good reason within 24 months following a change in control of CTI.

Dr. Matsliach

•	In the event that his employment was terminated by Comverse, Inc. without cause or by him with good reason within 24 months following a change in control of CTI.

Mr. Swad:

•	In the event that his employment was terminated by CTI without cause or by him with good reason within 12 months following a change in control of CTI.

(3)	The amounts reported in this column represent the grant date fair value of the equity awards granted to the Named Executive Officers during fiscal 2010 computed in accordance with the FASB’s guidance related to share based payment awards.

Fiscal 2010 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents, for each of the Named Executive Officers, information regarding outstanding stock options and DSU awards held as of January 31, 2011. The market value of the shares of our common stock reflected in the table is based upon the closing market price of our common stock on January 31, 2011, the last trading day of the fiscal year, as quoted on the “Pink Sheets,” which was $6.56 per share.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andre Dahan						106,157(a)	$696,390
						213,333(b)	$1,399,464
	—	—	—	—	—	300,000(c)	$1,968,000	—	—

Joel E. Legon						13,333(d)	$87,464
						24,000(e)	$157,440
	—	—	—	—	—	45,000(f)	$295,200	—	—

Shefali A. Shah						4,000(g)	$26,240
						13,333(b)	$87,464
	—	—	—	—	—	90,000(e)	$590,400	—	—

Dror Bin	9,000			$7.11	10/01/2012	12,000(g)	$78,720
	12,000			$16.70	12/19/2013	24,000(b)	$157,440
	12,000			$22.39	12/06/2014	16,000(h)	$104,960
	22,000	—	—	$24.04	10/14/2015	130,000(i)	$852,800	—	—

Gabriel Matsliach						6,000(g)	$39,360
	40,000			$7.11	10/01/2012	12,000(b)	$78,720
	6,000			$5.60	12/19/2013	12,000(j)	$78,720
	15,000			$22.39	12/06/2014	8,000(h)	$52,480
	30,000	—	—	$24.04	10/14/2015	90,000(e)	$590,400	—	—

(1)	The DSU awards held by the Named Executive Officers as of January 31, 2011 were scheduled to vest as follows:

(a)	This DSU award vested on April 3, 2011.
(b)	One half of these DSU awards vested on April 6, 2011 and the remainder is scheduled to vest on April 6, 2012.
(c)	One half of this DSU award vested as to 40% on March 26, 2011 and is scheduled to vest in two equal installments on March 26, 2012 and March 26, 2013.
(d)	One half of this DSU award vested on February 23, 2011 and the remainder is scheduled to vest on February 23, 2012.
(e)	These DSU awards vested as to 40% on March 26, 2011 and are scheduled to vest in two equal installments on March 11, 2012 and March 11, 2013.
(f)	This DSU award is scheduled to vest in three installments of 40%, 30%, and 30% on October 10, 2011, October 10, 2012 and October 10, 2013, respectively.
(g)	These DSU awards were scheduled to vest on March 7, 2011.
(h)	These DSU awards are scheduled to vest in two equal installments on December 3, 2011 and December 3, 2012.
(i)	This DSU was scheduled to vest in three installments of 40%, 30%, and 30% on May 26, 2011, May 26, 2012 and May 26, 2013, respectively.
(j)	This DSU is scheduled to vest in two equal installments on September 15, 2011 and September 15, 2012.

Fiscal 2010 Option Exercises and Stock Vested Table

The following table presents, for each of the Named Executive Officers, the number of shares of our common stock acquired upon the vesting of restricted stock and DSU awards during the fiscal year ended January 31, 2011, and the value realized upon the vesting of such awards. For purposes of the table, the value realized is based upon the closing market price of our common stock as quoted on the “Pink Sheets” on the vesting date.

As a result of the delinquency in the filing of periodic reports, we were ineligible to use registration statements on Form S-8 and, to ensure we did not violate the federal securities laws, in April 2006, we prohibited any exercise of stock options by employees, including the Named Executive Officers, until CTI has filed all periodic reports required in a 12-month period and has an effective registration statement on Form S-8 on file with the SEC.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Andre Dahan	—	—	274,104	$2,389,637
Joel E. Legon	—	—	6,667	$57,336
Shefali A. Shah	—	—	20,667	$178,696
Dror Bin	—	—	32,000	$274,920
Gabriel Matsliach	—	—	22,000	$169,620
Stephen M. Swad	—	—	46,667	$379,869

Fiscal 2009 Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for the Named Executive Officers.

Fiscal 2010 Nonqualified Deferred Compensation

We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for the Named Executive Officers.

Employment Agreements and Arrangements

with Named Executive Officers

Messrs. Dahan, Swad and Legon and Ms. Shah have entered into written employment agreements with CTI, while Mr. Bin has entered into a written employment agreement with Comverse Ltd. and Dr. Matsliach has entered into written employment agreements with Comverse, Inc. These agreements contain the terms of their employment, including base salary, annual cash incentive award opportunity, long-term equity incentive awards, perquisites, in-service benefits and post-employment benefits, and provide job security by specifying the reasons for which their employment may be terminated and providing them with certain severance payments and benefits under certain circumstances.

These employment agreements protect the interests of CTI, Comverse Ltd. and Comverse, Inc., as applicable, in the event of a termination of employment by stipulating the rights and responsibilities of the parties and prohibiting these individuals from engaging in certain specific harmful activities, including engaging directly or indirectly in competitive activities, from recruiting or soliciting any officer or employee, from diverting customers to a competitor or from disclosing confidential information or business practices.

The following narrative summarizes the material terms and conditions of these employment agreements. Each of these agreements includes provisions relating to specific payments and benefits in the event of the Named Executive Officer’s termination of employment under specified circumstances, including following a change in control of CTI. For a summary of the material terms and conditions of these provisions, an estimate of the potential payments and benefits payable to the Named Executive Officers listed under “—Current Executive Officers” below who were employed by CTI or Comverse through the filing date (referred to as the “Current Executive Officers”) and the Named Executive Officers listed under “—Former Executive Officers” below who terminated their employment with CTI, Comverse Ltd. or Comverse, Inc. during fiscal 2010 or fiscal 2011 (referred to as the “Former Executive Officers”) and the actual payments and benefits, if any, paid or provided to the Former Executive Officers upon their termination of employment, see “—Potential Payments Upon Termination or Change in Control.”

Current Executive Officers

Mr. Legon and Ms. Shah each have an employment agreement providing for their employment with CTI and Dr. Matsliach has an employment agreement providing for his employment with Comverse, Inc.

Mr. Legon’s agreement was executed on February 13, 2009 and sets forth his initial base salary, target bonus opportunity, certain severance provisions and reimbursement of relocation-related services in an amount up to $80,000. The agreement was amended on March 29, 2010 to reflect his relocation to Comverse’s Wakefield, Massachusetts effective March 1, 2010 and one-time relocation bonus of $30,000 in connection therewith and was further amended on October 12, 2010 to reflect the increase in his base salary, increases in his target and maximum bonus opportunity and certain severance provisions approved by our Board on October 10, 2010. Mr. Legon’s base salary was increased to $400,000. During the term of his employment, Mr. Legon is also eligible to receive an annual additional supplemental payment to cover perquisites of $14,000, payable as additional base salary. The agreement also provides that Mr. Legon is eligible to receive an annual cash incentive award, with the target annual incentive award opportunity equal to $200,000, subject to a maximum of $300,000. The actual amount of any annual cash incentive award would be determined based upon the level of achievement of certain performance objectives, as developed by the Chief Executive Officer.

Pursuant to his agreement, we granted Mr. Legon a DSU award in connection with his initial employment. Mr. Legon was granted a DSU award on March 12, 2009, covering 20,000 shares of our common stock. This DSU award vested as to one-third (1/3) on the first and second anniversaries of February 23, 2009, Mr. Legon’s employment start date, and is scheduled to vest as to the remainder on February 23, 2012, subject to accelerated vesting under certain circumstances.

Ms. Shah’s agreement became effective on October 17, 2006, and had an initial term ending on May 31, 2008. Upon the completion of the initial term, the agreement provides for automatic successive one-year extensions unless terminated by CTI or Ms. Shah or not renewed in accordance with their terms. Ms. Shah’s agreement was amended on March 16, 2010 to reflect the changes to her title, base salary, target and maximum cash incentive award opportunities and certain severance provisions. The agreement contemplates that the base salary will be reviewed at least annually and may be increased by the Compensation Committee or our Board. In addition, her base salary may be decreased under certain circumstances as specified in her agreement. Further, Ms. Shah is eligible to participate in all of the employee welfare and pension benefit plans, programs and arrangements that we made available to our other senior-level executives, and to participate in our fringe benefit programs applicable to senior-level executives (if any) and to be reimbursed for reasonable business expenses. The agreement also provides that Ms. Shah is eligible to receive an annual cash incentive award, with the target annual incentive award opportunity equal to $300,000, subject to a maximum of $400,000. The actual amount of any annual cash incentive award would be determined based upon the level of achievement of certain performance objectives, as developed by the Chief Executive Officer. During the term of her employment, Ms. Shah is eligible to participate in our long-term incentive compensation plans, programs and arrangements, including equity-based plans, applicable to our senior-level executives. In addition, during the term of her employment, Ms. Shah is eligible to receive equity-based awards at a level commensurate with her positions when other senior-level executives received such awards.

Dr. Matsliach’s original employment agreement does not contain stated terms. Dr. Matsliach’s agreement was superseded by a new employment agreement executed on June 1, 2010. The agreement provides the initial annual base salary of Dr. Matsliach, and contemplate that this base salary will be reviewed at least annually and may be increased by the Compensation Committee or our Board and may be decreased under certain circumstances as specified in his agreement. The agreement also provides that Dr. Matsliach is eligible to receive an annual cash incentive award, with the target annual incentive award opportunity equal to 100% of his base salary, subject to a maximum of 200% of his base salary. The actual amount of any annual cash incentive award would be determined based upon the level of achievement of certain performance objectives, as developed by the Chief Executive Officer. During the term of his employment, Dr. Matsliach is eligible to participate in our long-term incentive compensation plans, programs and arrangements, including equity-based plans, applicable to our senior-level executives. In addition, during the term of his employment, Dr. Matsliach is eligible to receive equity-based awards at a level commensurate with his positions when other senior-level executives received such awards. Further, during the term of their employment, Dr. Matsliach is eligible to participate in all of the employee welfare and pension benefit plans, programs and arrangements that we make available to our senior-level executives, and to participate in our fringe benefit programs applicable to senior-level executives (if any) and to be reimbursed for reasonable business expenses. In addition, Dr. Matsliach was reimbursed for up to $10,000 of his reasonable legal fees and expenses incurred in connection with negotiating and executing his employment agreement.

The agreements impose certain obligations on each of the Current Executive Officers with respect to maintaining confidential information (both during their employment and following termination of employment), and contain an assignment of intellectual property rights provision and non-solicitation provisions applicable during their employment and for a one-year period following termination of employment. In addition, Mr. Legon’s and Dr. Matsliach’s agreements impose upon each executive certain non-competition provisions applicable during his employment and for a one-year period following termination of employment.

Former Executive Officers

Messrs. Dahan and Swad had employment agreements providing for their employment with CTI. Mr. Bin had an employment agreement providing for his employment with Comverse Ltd. Mr. Dahan’s agreement became effective on April 30, 2007, and had an initial term of three years. Mr. Swad’s agreement had an initial term through January 31, 2011. At the end of the initial term, these agreements provided for automatic successive one-year extensions, unless terminated by CTI or by the executive or not renewed in accordance with their terms. Mr. Bin’s agreement does not contain a stated term and his agreement was amended on April 29, 2010 to reflect revisions to certain severance provisions approved by the Compensation Committee in December 2009.

These agreements provided the initial annual base salary of each of Messrs. Dahan and Swad, and provided that their base salaries would be reviewed at least annually and that they could be increased by the Compensation Committee or our Board. In addition, Messrs. Dahan’s and Swad’s agreements provided that their base salary could be decreased under certain circumstances as specified in their respective agreements.

The agreements also provided that Messrs. Dahan and Swad were eligible to receive an annual cash incentive award based upon the level of achievement of certain performance objectives, as established by our Board in the case of Mr. Dahan and developed by the Chief Executive Officer in the case of Mr. Swad, with the target annual incentive award opportunity equal to 100% of base salary for Messrs. Dahan and Swad and a maximum incentive award opportunity equal to 200% of base salary in the case of Mr. Dahan and $1,025,000 in the case of Mr. Swad. In addition, for fiscal 2009, Mr. Swad’s agreement provided for guaranteed minimum annual incentive award payments in the year of hire of $275,000.

Pursuant to their agreements, we granted each of Messrs. Dahan and Swad a DSU award in connection with his initial employment.

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

These DSU awards were scheduled to vest in three equal annual installments on the first, second and third anniversaries of the date of grant, subject to accelerated vesting under certain circumstances. Mr. Dahan’s DSU award became fully vested on April 30, 2010. All other unvested equity awards held by Mr. Dahan vested in full on the date of his resignation, effective March 4, 2011. One-third of Mr. Swad’s DSU award covering 140,000 shares of our common stock vested on May 26, 2010. All other equity awards held by Mr. Swad that remained unvested on the date of his termination of employment effective November 9, 2010 were forfeited.

During the term of their employment, Messrs. Dahan, Swad and Bin were eligible to participate in our long-term incentive compensation plans, programs and arrangements, including equity-based plans, applicable to our senior-level executives. In addition, during the term of their employment, the Former Executive Officers were eligible to receive equity-based awards at a level commensurate with their positions when other senior-level executives received such awards. Further, Messrs. Dahan and Swad were eligible to participate in all of the employee welfare and pension benefit plans, programs and arrangements that we made available to our other senior-level executives, and to participate in our fringe benefit programs applicable to senior-level executives (if any) and to be reimbursed for reasonable business expenses. In addition, Messrs. Dahan and Swad were reimbursed for their reasonable legal fees and expenses (in an amount of up to $25,000 for Mr. Dahan and up to $15,000 for Mr. Swad) incurred in connection with negotiating and executing their employment agreements. During the term of his employment, Mr. Swad was also eligible to receive an annual additional supplemental payment to cover perquisites of $25,000, payable as additional base salary.

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

The agreements imposed certain obligations on the Former Executive Officers with respect to maintaining confidential information (both during their employment and following termination of employment), and contained an assignment of intellectual property rights provision and non-competition and non-solicitation provisions applicable during their employment and for a one-year period following termination of employment.

Mr. Dahan resigned from his position as our President and Chief Executive Officer and terminated his employment with CTI effective March 4, 2011. Mr. Bin tendered his resignation as Executive Vice President, President, Global Sales, on February 17, 2011 and his employment with Comverse Ltd. terminated effective April 18, 2011. Mr. Swad resigned from his position as Executive Vice President and Chief Financial Officer effective October 10, 2010 and his employment with CTI terminated effective November 9, 2010.

Potential Payments Upon Termination

or Change in Control

Each of the Named Executive Officers is or was eligible to receive certain severance payments and benefits in connection with his termination of employment under various circumstances, including following a change in control of CTI. For a summary of the material terms and conditions of the employment agreements that govern the disposition of these payments and benefits for certain Named Executive Officers, see “—Employment Agreements and Arrangements with Named Executive Officers.” For a summary of the material terms and conditions of CTI’s Executive Severance Protection Plan, which governs the disposition of payments and benefits for Messrs. Legon and Bin and Dr. Matsliach, see below.

The estimated potential severance payments and benefits payable to each Current Executive Officer in the event of termination of his employment as of January 31, 2011 pursuant to his individual employment agreement or the Executive Severance Protection Plan, as applicable, and the actual payments and benefits, if any, paid or provided to each Former Executive Officer upon termination of employment, are described below.

The actual amounts that would be paid or distributed to the Current Executive Officers as a result of one of the termination events occurring in the future may be different than those presented below as many factors will affect the amount of any payments and benefits upon a termination of employment. For example, some of the factors that could affect the amounts payable include the Current Executive Officer’s base salary and the market price of our common stock. In addition, although CTI, Comverse Ltd. or Comverse, as applicable, has entered into individual employment agreements providing severance payments and benefits to the Current Executive Officers in connection with a termination of employment under particular circumstances, CTI, Comverse Ltd. or Comverse, as applicable, may mutually agree with the Current Executive Officers on severance terms that vary from those provided in the pre-existing agreements. Finally, in addition to the amounts presented below, each Current Executive Officer would also receive any DSUs that vested on or before his termination date and would be able to exercise any vested stock options that he held as of his termination date. For more information about the Current Executive Officers outstanding equity awards as of January 31, 2011, see “—Fiscal 2010 Outstanding Equity Awards At Fiscal Year-End Table.”

In addition to the severance payments and benefits described in the Named Executive Officers’ individual employment agreements, these executives are eligible to receive any benefits accrued under broad-based benefit plans, such as disability benefits and accrued vacation pay, in accordance with those plans and policies.

Each of the Named Executive Officers is subject to compliance with certain restrictive covenants set forth in his individual employment agreement that continue following his termination of employment. Generally, these covenants prohibit the Named Executive Officers from disclosing proprietary or confidential information, developing certain intellectual property rights following termination of their employment and (other than with respect to Ms. Shah) from competing with CTI for a certain period after termination of their employment. Each of the Named Executive Officers is prohibited for one year after termination of his employment from soliciting any of CTI’s employees to leave employment or any of its customers or suppliers to do business with any of its competitors.

Current Executive Officers

Under their employment agreements, the Current Executive Officers are eligible to receive certain severance payments and benefits in the event their employment is terminated under various circumstances, including following a change in control of CTI, as follows:

Termination Upon Death or Disability. In the event of a termination of employment due to death or disability, Ms. Shah will be entitled to receive the following payments and benefits:

•	her earned but unpaid base salary and earned but unpaid annual incentive award for the immediately preceding fiscal year;

•

a pro rata share of the annual incentive award she would have earned if she had remained employed through the end of the fiscal year in which her death or termination due to disability occurred, based on actual corporate performance against the goals set by the Compensation Committee for such fiscal year;

•	amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs and accrued vacation; and

•	such other or additional benefits, if any, as we may provide under applicable plans, programs and arrangements.

In addition to the foregoing, Ms. Shah will be entitled to receive immediate vesting of all of her outstanding stock options and DSU awards.

In the event of a termination of employment due to death or disability, Dr. Matsliach will be entitled to receive his earned but unpaid base salary, earned but unpaid annual incentive award and such other and additional benefits, if any, as may be provided under applicable plans, programs and arrangements of Comverse.

Termination for Cause, Without Good Reason or by Executive Nonrenewal. In the event of a termination of employment by CTI for cause or by Ms. Shah without good reason or if Ms. Shah terminates her employment agreement by notice of nonrenewal, she will be entitled to receive her earned but unpaid base salary and amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs, and accrued vacation.

In the event of a termination of employment by Comverse for cause or by Dr. Matsliach without good reason, Dr. Matsliach will be entitled to receive his earned but unpaid base salary, earned but unpaid annual incentive award and such other and additional benefits, if any, as may be provided under applicable plans, programs and arrangements of Comverse.

In the event of a termination of employment by CTI for cause or voluntarily by Mr. Legon, Mr. Legon will be entitled to receive his earned but unpaid base salary, earned but unpaid annual incentive award and such other and additional benefits, if any, as may be provided under applicable plans, programs and arrangements of Comverse.

Termination Without Cause, for Good Reason or by Company Nonrenewal. In the event of a termination of employment by CTI or, in the case of Dr. Matsliach, Comverse, without cause or by Ms. Shah or Dr. Matsliach, as applicable, for good reason or if, in the case of Ms. Shah, we terminate her employment agreement by notice of nonrenewal, such executive will be entitled to receive the following payments and benefits:

•	his or her earned, but unpaid, base salary and earned, but unpaid, annual incentive award for the immediately preceding fiscal year; and

•	such other or additional benefits, if any, as we may provide under applicable plans, programs and arrangements.

In addition to the foregoing, Ms. Shah will be entitled to receive the following additional payments and benefits:

•

a pro rata share of the annual incentive award she would have earned if she had remained employed through the end of the fiscal year in which her employment terminated, based on actual corporate performance against the goals set by the Compensation Committee for such fiscal year;

•

a payment equal to 100% of the greater of (a) her base salary in effect on the termination date or (b) her base salary in effect immediately prior to any reduction that would constitute a basis for termination of employment for good reason;

•	a payment equal to 100% of her target annual incentive award bonus;

•	payment of COBRA health care premiums for her and her covered beneficiaries for a period of 12 months following termination of employment;

•	amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs and accrued vacation; and

•	immediate vesting of her outstanding DSU and other equity incentive awards.

In addition to the foregoing and pursuant to the amendment to his employment agreement dated October 12, 2010, Mr. Legon will be entitled to a payment equal to (i) 50% of his base salary in effect immediately prior to the termination date and (ii) 50% of his target annual incentive award, regardless of any performance requirements.

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

Termination in Connection With or Following a Change in Control of Our Company. In the event Ms. Shah’s employment is terminated without cause or by Mr. Shah for good reason in connection with or within one year after a change in control of CTI or if her employment agreement is terminated by notice of nonrenewal within one year after a change in control of CTI, Ms. Shah will be entitled to receive the same payments and benefits as in the case of any other termination of employment without cause, by Ms. Shah for good reason or following notice of nonrenewal, except that the amount of the severance payment equal to the sum of her base salary and target annual incentive award bonus will be multiplied by 150%, rather than 100%.

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

During fiscal 2010, Messrs. Bin and Legon and Dr. Matsliach were the only Named Executive Officers eligible to participate in the Executive Severance Protection Plan.

As of January 31, 2011, Mr. Bin was entitled to participate at a level of 150% of base salary and target annual cash incentive award opportunity and Mr. Legon and Dr. Matsliach were entitled to participate at a level of 100% of base salary and target annual cash incentive award opportunity.

The following table sets forth the potential (estimated) payments and benefits to which each Named Executive Officer would have been entitled assuming termination of his employment or a change in control of CTI as of January 31, 2011, as specified under his employment agreement.

Potential Payments and Benefits

Upon Termination of Employment

or Change in Control of Our Company

Triggering Event (1)	Andre Dahan (3)	Joel E. Legon (4)	Shefali A. Shah (5)	Dror Bin (6)	Gabriel Matslaich (7)(8)
Termination Upon Death or Disability
Base Salary	$—	$—	$—	$—	—
Annual Incentive Award (2)	$1,000,000	$—	$300,000	$—	$—
Accelerated Vesting of DSU Awards	$4,063,854	$—	$704,104	$—	$—
Severance Payment	$—	$—	$—	$—	$—
Health Benefit Payments	$—	$—	$—	$—	$—
TOTAL	$5,063,854	$—	$1,004,104	$—	$—

Termination Without Cause, for Good Reason or Company Nonrenewal
Base Salary	$—	$—	$—	$—	$—
Annual Incentive Award (2)	$1,000,000	$—	$300,000	$400,000	$—
Accelerated Vesting of DSU Awards	$4,063,854	$—	$704,104	$—	$—
Severance Payment	$3,000,000	$300,000	$714,000	$1,200,000	$640,000
Health Benefit Payments	$17,118	$—	$8,604	$—	$—
TOTAL	$8,080,972	$300,000	$1,726,708	$1,600,000	$640,000

Termination With Cause, Without Good Reason or Executive Renewal
Base Salary	$—	$—	$—	$—	$—
Annual Incentive Award	$—	$—	$—	$—	$—
Accelerated Vesting of DSU Awards	$—	$—	$—	$—	$—
Severance Payment	$—	$—	$—	$—	$—
Health Care Benefits	$—	$—	$—	$—	$—
TOTAL	$—	$—	$—	$—	$—

Termination in Connection With Change in Control
Base Salary	$—	$—	$—	$—	$—
Annual Incentive Award (2)	$1,000,000	$200,000	$300,000	$400,000	$320,000
Accelerated Vesting of DSU Awards	$4,063,854	$540,104	$704,104	$1,193,920	$839,680
Severance Payment	$5,000,000	$600,000	$1,071,000	$1,200,000	$640,000
Health Care Benefits	$17,118	$12,120	$8,604	$—	$6,264
Tax Reimbursements	$—	$—	$—	$—	$—
TOTAL	$10,080,972	$1,352,224	$2,083,708	$2,793,920	$1,805,944

(1)	Assumes the date of termination of employment was January 31, 2011 and that the market price of our common stock on January 31, 2011 (the last trading day of the fiscal year) was $6.56 per share (the closing market price of our common stock as quoted on the “Pink Sheets”).
(2)	For purposes of these estimates, the pro rata portion of the actual annual cash incentive award payable assumes on-target achievement of the performance goals established for the Named Executive Officer for fiscal 2010 and payment of 100% of the target annual cash incentive award opportunity to each Named Executive Officer.
(3)	For purposes of these estimates, Mr. Dahan’s compensation is as follows: current base salary equal to $1 million, a targeted annual cash incentive award opportunity equal to 100% of his base salary and outstanding unvested DSU awards covering 619,490 shares of common stock.
(4)	For the purposes of these estimates, Mr. Legon’s compensation is as follows: current base salary equal to $400,000, a targeted annual cash incentive award opportunity equal to $200,000 and outstanding unvested DSU awards covering 82,333 shares of common stock.
(5)	For the purposes of these estimates, Ms. Shah’s compensation is as follows: current base salary equal to $414,000, a targeted annual cash incentive award opportunity equal to $300,000 and outstanding unvested DSU awards covering 107,333 shares of common stock.
(6)	For purposes of these estimates, Mr. Bin’s compensation is as follows: current base salary equal to $400,000, a targeted annual cash incentive award opportunity equal to $400,000 and outstanding unvested DSU awards covering 182,000 shares of common stock. Upon a termination of employment other than in connection with a change in control of our company or other than for cause Mr. Bin remains an employee of Comverse Ltd. until the first anniversary of the notice of termination and he is entitled to receive the release of all monies accrued in his managers’ insurance fund and advanced study fund deposited by him and Comverse Ltd. during his employment. These amounts are not included in the estimates reported in the foregoing table.
(7)	For purposes of these estimates, Dr. Matsliach’s compensation is as follows: current base salary equal to $320,000, a targeted annual cash incentive award opportunity equal to $320,000 and outstanding unvested DSU awards covering 60,000 shares of common stock.
(8)	In the event that Dr. Matsliach terminates his employment for good reason, this severance payment would be reduced to $320,000 and his total payments and benefits would be $328,027.

Former Executive Officers

Under their employment agreements, the Former Executive Officers (which includes Mr. Swad, who terminated his employment during fiscal 2010, as well as Messrs. Dahan and Bin, who served as executive officers throughout fiscal 2010 and subsequently terminated their employment during fiscal 2011) were eligible to receive certain severance payments and benefits upon termination of their employment under various circumstances, including following a change in control of CTI. For the estimated potential severance payments and benefits payable to Messrs. Dahan and Bin in the event of a termination of employment as of January 31, 2011, see the table in the “Current Executive Officers” section above.

Mr. Dahan

Under his employment agreement, Mr. Dahan was eligible to receive certain severance payments and benefits in the event his employment was terminated under various circumstances, including following a change in control of CTI, as follows:

Termination Upon Death or Disability. In the event of a termination of employment due to death or disability, Mr. Dahan was entitled to receive the following payments and benefits:

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

In addition to the foregoing, Mr. Dahan was entitled to receive immediate vesting of all of his outstanding stock options and DSU awards, with any options granted after April 30, 2007 having a minimum exercise period of one year from the date of death (in the case of disability, the date of termination) or, if less, the maximum exercise period permitted by Section 409A of the Code, subject to any option plan provisions relating to a change in control of our company or similar event and to the initial 10-year term of the options; provided, however, that, if necessary, such exercise period will be extended if permitted by Section 409A until the exercise of the options would cease to violate applicable securities laws subject to the initial 10-year term of the options.

Termination for Cause, Without Good Reason or by Executive Nonrenewal. In the event of a termination of employment by CTI for cause or by Mr. Dahan without good reason or if Mr. Dahan terminated his employment agreement by notice of nonrenewal, he was entitled to receive his earned but unpaid base salary and amounts earned, accrued or owing under all employee welfare and pension benefit plans, for reimbursement of business expenses, under all executive fringe benefit programs, and accrued vacation.

Termination Without Cause, for Good Reason or by Company Nonrenewal. In the event of a termination of employment by CTI without cause or by Mr. Dahan for good reason or if we terminated his employment agreement by notice of nonrenewal, Mr. Dahan was entitled to receive the following payments and benefits:

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

Termination in Connection With or Following a Change in Control of Our Company. In the event Mr. Dahan’s employment was terminated without cause or by Mr. Dahan for good reason in connection with or within one year after a change in control of CTI or if his employment agreement was terminated by notice of nonrenewal within one year after a change in control of CTI, Mr. Dahan was entitled to receive the same payments and benefits as in the case of any other termination of employment without cause, by Mr. Dahan for good reason or following notice of nonrenewal, except that the amount of the severance payment equal to the sum of his base salary and target annual incentive award bonus would be multiplied by 250%, rather than 150%.

Termination Payments. Pursuant to the Separation and Consulting Agreement between CTI and Mr. Dahan dated February 25, 2011, by mutual agreement, Mr. Dahan agreed to (i) resign as our President and Chief Executive Officer and as a member of our Board and each of its subsidiaries effective March 4, 2011 and (ii) serve as a consultant to our company for a period of 90 days from March 4, 2011. Pursuant to the agreement, upon execution of a release of claims against CTI, Mr. Dahan received the following payments and benefits (which had an approximate aggregate value of $9,584,221):

•

a cash payment of $800,000 representing the cash incentive award for the fiscal year ended January 31, 2011 in accordance with terms previously agreed with us after waiving any payments based on his individual performance;

•

a lump sum cash payment equal to the sum of (a) $1,500,000 (representing 150% of his annual base salary at its then-current rate) and (b) $1,500,000 (representing 150% of his target annual cash incentive award opportunity);

•	a lump sum payment of $128,000 with respect to 32 accrued but unused vacation days as of the effective date of termination;

•

medical, dental and life insurance coverage continuation for him and his covered beneficiaries under COBRA for a period of 18 months following the date of termination (which coverage is expected to cost $17,118); and

•

the delivery of shares of our common stock underlying vested DSU awards that are subject to deferred delivery, which had a net value of $1,092,046 or $7.10 per share (the per share closing market price of our common stock on February 24, 2011, the delivery date) and the immediate vesting of all outstanding unvested DSUs awarded to Mr. Dahan, which had a value of $4,547,057 or $7.34 (the per share closing market price of our common stock on February 25, 2011, the effective date of resignation). These shares will be delivered on September 6, 2011 and the associated withholding taxes determined (net shares calculated) at such time.

In addition, CTI agreed to pay all reasonable attorneys’ fees and disbursements incurred by Mr. Dahan in connection with the negotiation of the Separation Agreement and related documents up to $30,000.

During the consulting period, Mr. Dahan has the duties, responsibilities and authority assigned to him by the Chairman and Chief Executive Officer and will receive a fee of $246,575, payable in six equal installments and shall be entitled to reimbursement of reasonable business expenses incurred in connection with the performance of these consulting services.

Mr. Bin

Termination Upon Death or Disability. In the event of a termination of employment due to death or disability, Mr. Bin was entitled to receive his earned but unpaid base salary, earned but unpaid annual incentive award and such other and additional benefits, if any, as may be provided under applicable plans, programs and arrangements of Comverse.

Termination for Cause, Without Good Reason or by Executive Nonrenewal. In the event of a termination of employment by Comverse for cause, Mr. Bin was not entitled to any benefits under his employment agreement and only those afforded him under local law. In the event that Mr. Bin voluntarily terminated his employment, he was entitled to receive his earned but unpaid base salary, earned but unpaid annual incentive award, the release of monies depositing by Comverse Ltd. and Mr. Bin in his managers’ insurance fund and continuing education fund and such other and additional benefits, if any, as may be provided under applicable plans, programs and arrangements of Comverse.

Termination Without Cause. In the event of a termination of employment by Comverse without cause, Mr. Bin was entitled to receive the following payments and benefits:

•	his earned, but unpaid, base salary and earned, but unpaid, annual incentive award for the immediately preceding fiscal year; and

•	such other or additional benefits, if any, as we may provide under applicable plans, programs and arrangements.

In addition to the foregoing, pursuant to the amendment dated April 29, 2010 to his employment agreement and evidencing terms approved by the Compensation Committee in December 2009, Mr. Bin would remain an employee of Comverse Ltd. until the one year anniversary of the notice of termination, required to provide transition services for a period of 60 days after such notice. In addition, he was entitled to receive (i) release of all monies accrued in his managers’ insurance fund and advanced study fund deposited by him and Comverse Ltd. during the term of his employment, (ii) redemption of all unused vacation days, (iii) a pro rata portion of his unpaid convalescence pay (or offset against amounts payable to him of any prepaid convalescence pay) and (iv) a payment equal to 100% of his target annual cash incentive award, regardless of any performance requirements.

Termination in Connection With or Following a Change in Control of Our Company. Mr. Bin was eligible to participate in our Executive Severance Protection Plan as described above.

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

Fiscal 2010 Director Compensation

Director Compensation Information

Fee Arrangements for Directors

The compensation of each non-employee director consisted of:

•

A cash retainer of $16,666 per month ($200,000 per annum), with no meeting or committee fees or any additional compensation for service as a committee chair or serving as the Chairman of the Board; and

•	A DSU award covering 10,000 shares of our common stock for service during fiscal 2010 that vested on January 1, 2011.

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

In October 2010, in recognition of the incremental workload, efforts and demands on the time of the non-employee Chairman of our Board, the Compensation Committee recommended and our Board approved for the month of October 2010 and thereafter for the non-employee Chairman of our Board (i) an incremental annual cash retainer in the amount of $90,000 and (ii) an incremental annual DSU award with a value of $150,000 (using the average of the closing prices per share of CTI’s common stock on the “Pink Sheets” for the thirty (30) consecutive trading days ended October 1, 2010). After such approval, the aggregate compensation for the non-employee Chairman of our Board was comprised of an aggregate annual cash retainer of $290,000 and an annual DSU award with a value of $210,000.

Fiscal 2010 Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board during fiscal 2010. Mr. Dahan, who served as our President and Chief Executive Officer during fiscal 2010 and received no compensation for his service as a director, is not included in this table. The compensation received by Mr. Dahan is presented in “—Fiscal 2010 Summary Compensation Table.”

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)(3)	Option Awards ($)	Total ($)
Raz Alon	$200,000	$62,431	—	$262,431
Susan D. Bowick	$200,000	$62,431	—	$262,431
Charles J. Burdick	$200,000	$265,851	—	$465,851
Joseph O’Donnell	$200,000	$62,431	—	$262,431
Augustus K. Oliver	$200,000	$62,431	—	$262,431
Richard N. Nottenburg	$200,000	$62,431	—	$262,431
A. Alexander Porter, Jr.	$200,000	$62,431	—	$262,431
Theodore H. Schell	$200,000	$62,431	—	$262,431
Mark C. Terrell	$200,000	$62,431	—	$262,431
Robert Dubner	$200,000	$62,431	—	$262,431

(1)	The amounts reported in the Stock Awards column represent the grant date fair value of the stock-based awards made to the non-employee directors during fiscal 2010 calculated in accordance with the FASB’s guidance, related to share-based payment awards. The grant date fair value of these stock-based awards is calculated by multiplying the number of shares in each award by the fair market value of our common stock on the award’s date of grant. The amounts reported in this column reflect the compensation expense we expect to record in our financial statements over the vesting schedule of these stock-based awards, and do not correspond to the actual economic value that may be received by the non-employee directors from the awards.

(2)	The following table sets forth (a) the grant date of the DSU awards granted to the non-employee directors in fiscal 2010, (b) the grant date fair value, calculated in accordance with the FASB’s guidance related to share-based payment awards, of the DSU awards granted to the non-employee directors in fiscal 2010, (c) the aggregate number of unvested DSUs held by the non-employee directors at fiscal year-end, January 31, 2011 and (d) the aggregate number of stock options held by the non-employee directors at fiscal year-end, January 31, 2011.
(3)	The amounts reported in the Stock Awards column represent the grant date fair value of the stock based awards. However, the DSUs awarded to each non-employee director were equal to the quotient obtained by dividing $60,000 by the average of the closing price per share of our common stock, as quoted on the “Pink Sheets,” for the 30 consecutive trading days ending on December 2, 2010, pursuant to the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan. The DSUs awarded to the non-employee Chairman of the Board was equal to the quotient obtained by dividing $150,000 by the average of the closing prices per share of our common stock, as quoted on the “Pink Sheets,” for the 30 consecutive trading days ended on December 2, 2010 pursuant to the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan.

Director Name	DSU Grant Date	Grant Date Fair Value of DSU Awards Granted during Fiscal 2010		Number of Unvested DSUs Held at End of Fiscal 2010	Number of Stock Options Held at End of Fiscal 2010

Raz Alon	12/02/2010		$62,431	7,853	17,000
Susan D. Bowick	12/02/2010		$62,431	7,853	—
Charles J. Burdick	10/14/2010 12/02/2010	$ $	47,329 218,522	— 27,487	—
Joseph O’Donnell	12/02/2010		$62,431	7,853	—
Augustus K. Oliver	12/02/2010		$62,431	7,853	—
Richard N. Nottenburg	12/02/2010		$62,431	7,853	—
Theodore H. Schell	12/02/2010		$62,431	7,853	—
Mark C. Terrell	12/02/2010		$62,431	7,853	—
Robert Dubner	12/02/2010		$62,431	7,853	—
A. Alexander Porter J	12/02/2010		$62,431	7,853	—

Compensation Committee Interlocks and Insider Participation

During fiscal 2010, the Compensation Committee consisted of Ms. Bowick and Messrs. Nottenburg and Schell. Each of these individuals is an independent director. During fiscal 2010, no member of the Compensation Committee was: (i) an officer or employee of ours or any of our subsidiaries; (ii) formerly an officer of ours or any of our subsidiaries; or (iii) a party to any disclosable related-party transaction involving us.

Dr. Nottenburg served as the President and Chief Executive Officer of Sonus Networks, Inc., a telecommunications company, from June 13, 2008 until October 12, 2010. Sonus Networks is a customer of Comverse. We had a well-established and ongoing business relationship in the ordinary course of business with Sonus Networks prior to the appointment of Dr. Nottenburg to the Compensation Committee. Pricing and contract terms have been, and continue to be, determined through negotiations at arms’ length. For further information about this relationship, see Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

During fiscal 2010, none of our executive officers served as (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee or (iii) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table identifies and sets forth certain information concerning the beneficial ownership of common stock as of April 29, 2011 (unless otherwise noted), by (1) each person or entity who is known by CTI to beneficially own more than 5% of CTI’s outstanding shares of common stock; (2) each of CTI’s current directors; (3) each of CTI’s named executive officers for the fiscal year ended January 31, 2011 and (4) all of CTI’s current directors and executive officers as a group.

Name and Address (1)	Relationship	Amount and Nature of Beneficial Ownership (2)		Percent of Outstanding Shares (3)
FMR LLC 82 Devonshire Street Boston, Massachusetts 02109	Shareholder	30,641,742	(4)	15.0%

Artis Capital Management, L.P. Artis Capital Management, Inc. Stuart L. Peterson One Market Plaza Steuart Street Tower, Suite 2700 San Francisco, California 94105	Shareholder	20,567,248	(5)	10.0%

Soros Fund Management LLC and related parties 888 Seventh Avenue, 33rd Floor New York, New York 10106	Shareholder	13,677,066	(6)	6.7%

Wellington Management Company, LLP 280 Congress Street, Boston, Massachusetts 02210	Shareholder	10,877,456	(7)	5.3%

Raz Alon	Director	74,306	(8)	*

Susan D. Bowick	Director	34,074	(9)	*

Charles J. Burdick	Chairman of the Board and Chief Executive Officer	42,607	(10)	*

Robert Dubner	Director	20,200	(9)	*

Richard N. Nottenburg	Director	40,000	(9)	*

Joseph O’Donnell	Director	35,000	(9)	*

Augustus K. Oliver	Director	1,730,252	(11)	*

A. Alexander Porter, Jr.	Director	3,360,186	(12)	1.6%

Theodore H. Schell	Director	32,543	(9)	*

Mark C. Terrell	Director	40,000	(9)	*

Name and Address (1)	Relationship	Amount and Nature of Beneficial Ownership (2)		Percent of Outstanding Shares (3)

Joel E. Legon	Senior Vice President and Interim Chief Financial Officer	22,934	(13)	*

Shefali A. Shah	Senior Vice President, General Counsel and Corporate Secretary	76,386	(14)	*

Gabriel Matsliach	Senior Vice President, BSS Chief Products Officer of Comverse, Inc.	163,233	(15)	*

Andre Dahan	Consultant and former President, Chief Executive Officer and Director	888,753	(16)	*

Stephen M. Swad	Former Executive Vice President and Chief Financial Officer		(17)		(17)

Dror Bin	Former Executive Vice President and President, Global Sales of Comverse, Inc.		(18)		(18)

All current directors and executive officers as a group (19 persons) (19)		5,783,114	(20)	3.0%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each of the persons whose name appears in the table above is: c/o Comverse Technology, Inc., 810 Seventh Avenue, New York, New York 10019.
(2)	The information contained in the table above reflects “beneficial ownership” of common stock within the meaning of Rule 13d-3 under the Exchange Act. Beneficial ownership reflected in the table above includes shares (a) issuable upon the exercise of stock options that are exercisable within the next 60 days (assuming the prohibition on option exercises that is discussed in greater detail in Item 11, “Executive Compensation—Fiscal 2010 Option Exercises and Stock Vested Table” is lifted within the next 60 days) and (b) deliverable in settlement of DSU awards within the next 60 days (assuming such shares are subject to an effective registration statement on Form S-8 and no resale restrictions apply within the next 60 days). Shares in settlement of DSUs that are subject to deferred delivery are deliverable on the later of (i) the vesting date and (ii) the earlier of (A) such time as such shares are subject to an effective registration statement on Form S-8 and no sale restrictions apply and (B) a future date designated for delivery by the terms of the award.
(3)	Shares of common stock issuable upon exercise of stock options that are currently exercisable or exercisable within the next 60 days and shares of common stock deliverable in settlement of DSU awards within the next 60 days are deemed outstanding for computing the ownership percentage of the person holding such stock options or DSU awards, as applicable, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based on approximately 204,958,267 shares of common stock issued and outstanding as of April 29, 2011.

(4)	Reflects beneficial ownership as reported on a Schedule 13G/A filed with the SEC on February 14, 2011 by FMR LLC (or the FMR 13G), and reports sole voting power with respect to 244,500 shares of common stock and sole dispositive power with respect to 30,641,742 shares of common stock. The FMR 13G reports beneficial ownership of shares of common stock by Fidelity Management & Research Company, Edward C. Johnson 3d, FMR LLC and Pyramis Global Advisors Trust Company. The voting and investment power of the various holders with respect to these shares of common stock is as set forth in the FMR 13G.
(5)	Reflects beneficial ownership as reported on a Schedule 13G/A filed with the SEC on February 14, 2011 by Artis Capital Management, L.P., Artis Capital Management, Inc. and Stuart L. Peterson (or the Artis 13G). The Artis 13G reports shared voting and dispositive power with respect to 20,567,248 shares of common stock.
(6)	Reflects beneficial ownership as reported on a Schedule 13G/A filed with the SEC on February 14, 2011 (referred to as the Soros 13G) by Soros Fund Management LLC, George Soros, Robert Soros and Jonathan Soros. Additional information regarding the voting and investment power of the various holders is set forth in the Soros 13G.
(7)	Reflects beneficial ownership based on information provided to us by the shareholder as of December 31, 2010. Based on such information, Wellington Management Company, LLP has shared voting power and shared dispositive power with respect to 9,185,900 shares of common stock and 10,877,456 shares of common stock, respectively.
(8)	Includes 17,000 shares of common stock issuable upon exercise of stock options that are currently exercisable and 10,000 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.
(9)	Includes 10,000 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.
(10)	Includes 16,107 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.
(11)	Consists of 1,693,307 shares of common stock held by the entities referenced below and 36,945 shares of common stock held directly by Mr. Oliver. Mr. Oliver is the (i) Managing Member of Oliver Press Investors, LLC, a Delaware limited liability company and the general partner of each of Davenport Partners, L.P., a Delaware limited partnership (or Davenport), JE Partners, a Bermuda partnership (or JE), and Oliver Press Master Fund LP, a Cayman limited partnership, (or Master Fund and, together with Davenport and JE, the OP Partnerships), and (ii) Managing Member of Oliver Press Partners, LLC, a Delaware limited liability company and the investment adviser to each of the OP Partnerships. The OP Partnerships own certain of CTI’s securities, all of which are subject to the shared voting and investment authority of Mr. Oliver, among others. Shares held directly by Mr. Oliver include 10,000 shares of common stock deliverable in settlement of a vested DSU award that are subject to deferred delivery.
(12)	Consists of 3,329,643 shares of common stock held by the entities referenced below and 30,543 shares of common stock held directly by Mr. Porter. The 3,329,643 shares of common stock are held directly by Amici Associates, L.P., Amici Qualified Associates, L.P., Amici Fund International, Ltd., The Collectors’ Fund, L.P., Lightpath Capital, L.P. and a managed account (referred to collectively as the Private Investment Accounts) advised by Porter Orlin LLC. Porter Orlin LLC, a Delaware limited liability company, is the investment adviser of the Private Investment Accounts. Mr. Porter is a managing member of Porter Orlin LLC. Shares held directly by Mr. Porter include 10,000 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.
(13)	Consists of 22,934 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.
(14)	Includes 53,334 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.
(15)	Includes 91,000 shares of common stock issuable upon exercise of stock options that are currently exercisable and 64,000 shares deliverable in settlement of a vested DSU award that are subject to deferred delivery.
(16)	Includes 619,490 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery.
(17)	Mr. Swad resigned from his position as Executive Vice President and Chief Financial Officer effective October 10, 2010 and served as Special Advisor to CTI’s Chief Executive Officer until November 9, 2010. Therefore, CTI is unable to provide current address or confirm Mr. Swad’s beneficial ownership.

(18)	Mr. Bin resigned from his position as Executive Vice President and President, Global Sales of Comverse, Inc. effective April 18, 2011. Therefore, CTI is unable to provide current address or confirm Mr. Bin’s beneficial ownership.
(19)	Includes (i) the following directors: Ms. Bowick, and Messrs. Alon, Burdick, Dubner, Nottenburg, O’Donnell, Oliver, Porter, Schell and Terrell and (ii) the following executive officers: Ms. Rabin and Ms. Shah and Messrs. Chmilewsky, Golan, Legon, Levy, Marom, Matsliach and Ovady.
(20)	Includes (i) 165,755 shares of common stock issuable upon exercise of stock options that are currently exercisable and options that are exercisable within 60 days and (ii) 295,842 shares of common stock deliverable in settlement of vested DSU awards that are subject to deferred delivery and DSU awards scheduled to vest within 60 days.

Beneficial Ownership in Subsidiaries

Mr. Burdick, who serves as the Chairman of the Board of Directors of Verint Systems, was granted stock awards by Verint Systems covering 1,814 shares of its common stock in respect of the period in which he served as an independent director of Verint Systems prior to his appointment as CTI’s Chief Executive Officer. An award covering 1,522 shares fully vested on May 16, 2011 and an additional award covering 292 shares is scheduled to vest on June 15, 2012. None of CTI’s other current directors or executive officers hold any equity securities of our subsidiaries.

Change of Control Arrangements

There are no arrangements, known to CTI, the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth certain information about securities authorized for issuance under CTI’s compensation plans as of January 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	13,981,688	(1)	$17.05	(2)	4,226,102
Equity compensation plans not approved by security holders	—		—		—

Total	13,981,688	(1)	$17.05	(2)	4,226,102

(1)	Consists of outstanding (i) options to purchase 11,137,991 shares of common stock and (ii) DSU awards covering an aggregate of 2,843,697 shares of common stock, with time-based vesting. Shares in settlement of time-based vested DSU awards are deliverable on the later of (i) the vesting date and (ii) the earlier of (A) such time as such shares are subject to an effective registration on Form S-8 and no sale restrictions apply and (B) a future date designated for delivery by the terms of the award.
(2)	Reflects the weighted average exercise price of options only. As DSU awards have no exercise price, they are excluded from the weighted average exercise price calculation set forth in column (b).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Board of Directors has determined that the Audit Committee, in conjunction with CTI’s legal staff, is best situated to review and, when appropriate, approve and ratify related person transactions. The Audit Committee is comprised of Messrs. Dubner, Oliver and Terrell, all of whom were determined by the Board of Directors to be independent. In approving or ratifying a related person transaction, the Audit Committee must determine, based on the facts and circumstances, whether such related person transaction is:

•	consistent with the best interests of CTI;

•	fair and reasonable to CTI (without requiring the Audit Committee to obtain a fairness opinion or other third party support or advice);

•	would not impair or jeopardize the independence of an outside director; and

•	would not present an improper conflict of interest for any director or executive officer of CTI after taking into account the factors set forth below.

The Audit Committee takes into consideration all facts and circumstances when making a determination whether to approve or ratify a related person transaction, as applicable, including the following factors:

•	the related person’s relationship to CTI and interest in the related person transaction;

•	the material facts of the related person transaction, including the proposed aggregate value, purpose and proposed benefits to CTI;

•	the materiality of the related person transaction to the related person and CTI;

•	whether the related person transaction is on terms no less favorable to CTI than terms that could have been reached with an unrelated third party;

•	whether the related person transaction is in the ordinary course of CTI’s business;

•	whether the related person transaction would violate any provision of CTI’s Code of Conduct;

•	the effect of the related person transaction on CTI’s business and operations, including CTI’s internal control over financial reporting and system of disclosure controls and procedures;

•	whether the related person transaction was initiated by CTI or the related person; and

•	any other information regarding the related person transaction or the related person that would be material to investors in light of the circumstances of the particular related person transaction.

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

Transactions with Related Persons

Richard N. Nottenburg

Dr. Nottenburg, a member of the Board, served as the President and Chief Executive Officer of Sonus Networks, Inc., a telecommunications company, from June 13, 2008 until October 12, 2010. Sonus Networks, Inc. is a customer of Comverse. We had a well-established and ongoing business relationship in the ordinary course of business with Sonus Networks, Inc. prior to the appointment of Dr. Nottenburg to the Board. Pricing and contract terms have been, and continue to be, determined through negotiations at arm’s length. For the fiscal year ended January 31, 2011, the revenue derived by Comverse from Sonus Networks, Inc. was $0.2 million. As of January 31, 2011, Comverse had no accounts receivable from Sonus Networks, Inc.

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

Director Independence

CTI currently has nine independent directors out of a total of ten directors. The Board has satisfied, and expects to continue to satisfy, its expectation that all members of the Board other than the Chief Executive Officer of CTI qualify as independent directors and, prior to Mr. Burdick’s appointment as Chief Executive Officer, that the Chairman of the Board be an independent director. CTI’s Corporate Governance Guidelines and Principles provide that when the Board determines that the positions of Chairman of the Board and Chief Executive Officer are to be held by the same person or the Chairman of the Board is a non-independent director, the Board will appoint an Independent Lead Director. For a more comprehensive discussion, see Item 10, “Directors, Executive Officers and Corporate Governance—Corporate Governance—Board Leadership Structure.” The following members of the Board qualify as independent under CTI’s independence standards: Messrs. Alon, Dubner, Nottenburg, O’Donnell, Oliver, Porter, Schell and Terrell and Ms. Bowick. Mr. Burdick is not an independent director due to his employment as Chief Executive Officer of CTI. Mr. Oliver serves as the Board’s Independent Lead Director. In the course of the Board of Directors’ determinations regarding independence, it considered the transactions, relationships and arrangements discussed above under “—Transactions with Related Persons.”

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

In addition to the independence standards set forth above, each director is expected to act with integrity and to adhere to the policies set forth in CTI’s Code of Conduct, which can be found on CTI’s website, at www.cmvt.com/financial.htm. Under the Corporate Governance Guidelines and Principles, any waiver of the requirements of the Code of Conduct for any director or executive officer must be approved by the Board of Directors and promptly disclosed on CTI’s website.

Under the Corporate Governance Guidelines and Principles, adopted by the Board on February 25, 2011, directors have a personal obligation to disclose actual or potential conflicts of interest to the Corporate Governance and Nominating Committee and (a) where the roles of Chairman and Chief Executive Officer are combined or the Chairman is a non-independent director, the Independent Lead Director, or (b) where the Chairman of the Board is independent, the Chairman, prior to any Board decision related to the matter and, if in consultation with legal counsel it is determined a conflict exists or the perception of a conflict is likely to be significant, to recuse themselves from any discussion or vote related to the matter.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively D&T), rendered professional services for CTI and its subsidiaries during the fiscal years ended January 31, 2011 and 2010. D&T has advised us that it has no direct or indirect financial interests in us or any of our subsidiaries and that it has had, during the last five years, no connection with us or any of our subsidiaries other than as our independent registered public accounting firm and certain other activities as described below.

The fees are presented in the fiscal year in which they were incurred and may relate to services performed with respect to prior fiscal years. The following table sets forth the aggregate amount of fees billed for professional services rendered by D&T to CTI and its subsidiaries in these years. The aggregate fees billed for professional services rendered by D&T to Ulticom represent services billed prior to the Ulticom Sale on December 3, 2010.

	Fiscal Years Ended January 31,
	2011	2010
	(In thousands)
Audit fees (1)
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	$64,447	$38,360
Verint	20,559	28,170
Ulticom	725	1,025
Starhome	144	46

Total audit fees	85,875	67,601

Audit-related fees (2)
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	—	—
Verint	25	—
Ulticom	—	—
Starhome	—	—

Total audit-related fees	25	—

Tax fees (3)
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	27	30
Verint	134	908
Ulticom	—	—
Starhome	86	4

Total tax fees	247	942

All other fees (4)
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	—	92
Verint	98	9
Ulticom	—	—
Starhome	—	—

Total all other fees	98	101

Total fees:
CTI and subsidiaries (other than Verint, Ulticom and Starhome)	64,474	38,482
Verint	20,816	29,087
Ulticom	725	1,025
Starhome	230	50

Total fees	$86,245	$68,644

(1)	The aggregate fees billed for professional services rendered by D&T for the audits of annual financial statements and internal control over financial reporting, review of quarterly financial statements, services that are normally provided by D&T in connection with statutory and regulatory filings or engagements. Also included are fees billed for services related to the accounting for the results of investigations, revenue recognition evaluations and efforts to become current in periodic reporting obligations under the federal securities laws.
(2)	The aggregate fees billed for audit-related services rendered by D&T, including acquisition due diligence services and services to support divestiture activities.
(3)	The aggregate fees billed for professional services rendered by D&T for worldwide tax compliance, tax advice and tax planning.

(4)	The aggregate fees billed for products and services provided by D&T, primarily related to accounting advisory services.

CTI’s Audit Committee has determined that the provision of services described in the foregoing table to CTI and its subsidiaries (other than Verint, Ulticom and Starhome) is compatible with maintaining the independence of D&T. All of the services described in the foregoing table with respect to CTI and its subsidiaries (other than Verint, Ulticom and Starhome) were approved by CTI’s Audit Committee in conformity with its Pre-Approval Policy (as described below). The audit committee of each of Verint Systems and Starhome B.V. has determined that the provision of the services described in the foregoing table is compatible with maintaining the independence of D&T and approved all of these services with respect to Verint and Starhome, respectively, in conformity with its pre-approval policies.

The audit committee of Ulticom. Inc., prior to its sale of December 3, 2010, determined that the provision of the services described in the foregoing table was compatible with maintaining the independence of D&T and approved all these services with respect to Ulticom in conformity with its pre-approval policies.

Pre-Approval Policy for Audit, Audit Related and Non-Audit Services

Consistent with applicable securities laws regarding auditor independence and pursuant to the Audit Committee charter, the Audit Committee has the direct and sole responsibility for the appointment, evaluation, compensation, direction and termination of any independent registered public accounting firm engaged for the purpose of performing any services to CTI and its subsidiaries (other than Verint and Starhome). For that purpose, the Audit Committee adopted a policy to pre-approve all audit, audit-related, tax and permissible non-audit services to be provided by the independent registered public accounting firm (or the Pre-Approval Policy).

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report:

(1)	Financial Statements. The consolidated financial statements filed as part of this Annual Report are listed on the index to consolidated financial statements on page F-1 and are incorporated herein by reference.

(2)	Financial Statement Schedules. The following financial statement schedules of Comverse Technology, Inc. and subsidiaries are included in this Annual Report and should be read in conjunction with the consolidated financial statements and notes thereto:

Schedule I - Condensed Financial Information of Registrant	S-1
Schedule II - Valuation and Qualifying Accounts and Reserves	S-6

All other financial statement schedules required by Regulation S-X have been omitted because they are not applicable or the required information is included in the applicable consolidated financial statements or notes thereto.

(3)	Exhibits. See (b) below.

(b)	Exhibits

Exhibit No.	Exhibit Description

3	Articles of Incorporation and By-Laws:

3.1*	Certificate of Incorporation (incorporated by reference to Exhibit 3(1) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1987 filed on April 18, 1988).

3.2*	Certificate of Amendment of Certificate of Incorporation effective February 26, 1993 (incorporated by reference to Exhibit 3(A)(1) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1992 filed on March 31, 1993).

3.3*	Certificate of Amendment of Certificate of Incorporation effective January 12, 1995 (incorporated by reference to Exhibit 3(A)(2) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 filed on March 31, 1995).

3.4*	Certificate of Merger of Boston Technology, Inc. into Comverse Technology, Inc. dated January 14, 1998. (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

3.5*	Certificate of Amendment of Certificate of Incorporation dated October 18, 1999 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2000 filed on May 1, 2000).

3.6*	Certificate of Amendment of Certificate of Incorporation dated September 19, 2000 (incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2001 filed on April 30, 2001).

3.7*	Certificate of Change dated May 16, 2005. (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

Exhibit No.	Exhibit Description

3.8*	By-Laws, as amended and restated on March 10, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on March 15, 2010).

3.9*	By-Laws, as amended and restated on December 2, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 8, 2010).

3.10*	By-Laws, as amended and restated on February 25, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 28, 2011).

4	Instruments defining the rights of security holders including indentures:

4.1*	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10	Material contracts:

10.1*	Underwriting Agreement, dated as of January 10, 2011, by and among Verint Systems Inc., Comverse Technology, Inc. and Credit Suisse Securities (USA) LLC, acting on behalf of itself and as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on January 11, 2011).

10.2*	Agreement and Plan of Merger, dated as of October 12, 2010, by and among Utah Intermediate Holding Corporation, Utah Merger Corporation and Ulticom, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.3*	Share Purchase Agreement, dated as of October 12, 2010, by and among Comverse Technology, Inc., Utah Intermediate Holding Corporation and Utah Merger Corporation (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.4*	Voting and Support Agreement, dated as of October 12, 2010, by and among Comverse Technology, Inc., Utah Intermediate Holding Corporation and Utah Merger Corporation (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.5*	Agreement and Plan of Merger, dated as of February 11, 2007, among Verint Systems Inc., White Acquisition Corporation and Witness Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems Inc. on February 15, 2007).

10.6*	Securities Purchase Agreement, dated May 25, 2007, between Verint Systems Inc. and Comverse Technology, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2007).

Exhibit No.	Exhibit Description

10.7*	Registration Rights Agreement, dated as of May 25, 2007, by and between Verint Systems Inc. and Comverse Technology, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2007).

10.8*	Credit Agreement, dated as of May 25, 2007 among Verint Systems Inc., as Borrower, the Lenders as parties thereto and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on May 30, 2007).

10.9*	Amendment, Waiver, and Consent, dated April 27, 2010, to Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders, as parties thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on May 3, 2010).

10.10*	Amendment, dated as of July 27, 2010, to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010).

10.11*	Incremental Amendment and Joinder Agreement, dated as of July 30, 2010, relating to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010).

10.12*	Certificate of Designation of Verint Systems Inc. relating to the Series A Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems on May 30, 2007).

10.13*†	Form of Stock Option Agreement pertaining to shares of certain subsidiaries of Comverse Technology, Inc (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993 filed on March 29, 1994).

10.14*†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10(L) to the Registrant’s Registration Statement on Form S-1, under the Securities Act of 1933, Registration No. 33-9147 filed on September 29, 1986).

10.15*†	Form of Non-Incentive Stock Option Agreement (incorporated by reference to Exhibit EEE to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1987 filed on April 18, 1988).

10.16*†	Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 7, 2004).

10.17*†	Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans to its directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 3, 2005).

10.18*†	Form of Stock Option Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January

Exhibit No.	Exhibit Description

31, 2009 filed on October 4, 2010).

10.19*†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2004 filed on April 14, 2004).

10.20*†	Form of Indemnification Agreement between Comverse Technology, Inc. and its Officers and Directors (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.21*†	Executive Severance Protection Plan, adopted as of November 11, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.22*†	Comverse Technology, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(19) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 filed on March 31, 1995).

10.23*†	Comverse Technology, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10(20) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 filed on March 28, 1996).

10.24*†	Comverse Technology, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10(21) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 filed on March 25, 1997).

10.25*†	Comverse Technology, Inc. 1997 Stock Incentive Compensation Plan (incorporated by reference to Annex IV to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held January 13, 1998 filed on December 1, 1997).

10.26*†	Comverse Technology, Inc. 1999 Stock Incentive Compensation Plan (incorporated by reference to Annex I to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held October 8, 1999 filed on September 7, 1999).

10.27*†	Comverse Technology, Inc. 2000 Stock Incentive Compensation Plan (incorporated by reference to Annex I to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held September 15, 2000 filed on May 11, 2001).

10.28*†	Comverse Technology, Inc. 2001 Stock Incentive Compensation Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held June 15, 2001 filed on May 11, 2001).

10.29*†	Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held June 15, 2004 filed on May 3, 2004).

10.30*†	Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed under the Securities Exchange Act of 1934 on June 20, 2005).

10.31*†	Boston Technology, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Boston

Exhibit No.	Exhibit Description

Technology, Inc.’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed for the fiscal year ended January 31, 1994 filed on May 3, 1994).

10.32*†	Boston Technology, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit A to Boston Technology, Inc.’s Definitive Proxy Materials for Boston Technology, Inc.’s Annual Meeting of Shareholders held June 25, 1996 filed on May 16, 1997).

10.33*†	Deferred Stock Award Agreement, dated as of July 14, 2006, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on July 18, 2006).

10.34*†	Amendment, dated April 25, 2008, to Deferred Stock Award Agreement, dated as of July 14, 2006, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.35*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.36*†	Amendment, dated January 28, 2008, to Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.37*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.38*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.39*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.40*†	Employment and Severance Agreement, dated June 11, 2008, between Comverse Ltd. and Dror Bin (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.41*†	Deferred Stock Award Agreement, dated June 20, 2008, between Comverse Technology, Inc. and Dror Bin (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.42**†	Amendment to Employment Agreement, dated April 29, 2010, between Comverse Ltd. and Dror Bin

10.43*†	Deferred Stock Award Agreement, dated April 21, 2009, between Comverse Technology, Inc. and Dror Bin (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

10.44*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.45*†	Deferred Stock Award Agreement, dated January 9, 2008, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.46*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.47*†	Deferred Stock Award Agreement, dated December 9, 2008, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.48*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.49*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.50*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.51*†	Amended and Restated Employment Agreement, dated December 2, 2008, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.52*†	Deferred Stock Award Agreement, dated May 2, 2007, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.53*†	Amendment, dated April 29, 2008, to Deferred Stock Award Agreement related to an April 30, 2007 award, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.54*†	Second Amendment, dated December 3, 2008, to Deferred Stock Award Agreement related to an April 30, 2007 award, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.55*†	Deferred Stock Award Agreement, dated May 2, 2007, between Comverse Technology, Inc. and Andre

Exhibit No.	Exhibit Description

Dahan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 4, 2007).

10.56*†	Deferred Stock Award Agreement, dated April 29, 2008, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.57*†	Deferred Stock Award Agreement, dated May 27, 2009, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.58*†	Deferred Stock Award Agreement, dated January 30, 2009, between Comverse Technology, Inc. and Robert Dubner (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.59*†	Employment Agreement, dated February 13, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.60*†	Confidentiality, Assignment of Inventions and Non-Competition Agreement, effective February 23, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.61*†	Deferred Stock Award Agreement, dated March 24, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.88 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.62*†	Employment, Non-Disclosure and Non-Competition Agreement, dated March 14, 2003, between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.63*†	Addendum of Terms for Transfer of Gabriel Matsliach, dated February 28, 2003, by and between Comverse, Inc. to Gabriel Matsliach (incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.64*†	Transfer Employment Letter Agreement, dated March 4, 2003, by and between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.65*†	Deferred Stock Award Agreement, dated May 16, 2008, by and between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.66*†	Deferred Stock Award Agreement, dated May 2, 2009, by and between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October

Exhibit No.	Exhibit Description

4, 2010).

10.67*†	Deferred Stock Award Agreement, dated September 26, 2009, between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.68*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.69*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.70*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement, dated December 5, 2007, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.107 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.71*†	Deferred Stock Award Agreement, dated December 15, 2008, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.108 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.72*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.109 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.73*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.110 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.74*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.111 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.75*†	Letter Agreement, dated May 22, 2007, among Comverse Technology, Inc. and Oliver Press Partners, LLC, Oliver Press Investors, LLC, Augustus K. Oliver and Clifford Press (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 29, 2007).

10.76*†	Deferred Stock Award Agreement, dated June 4, 2007, between Comverse Technology, Inc. and Augustus K. Oliver (incorporated by reference to Exhibit 10.113 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

10.77*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Augustus K. Oliver (incorporated by reference to Exhibit 10.114 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.78*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Augustus K. Oliver (incorporated by reference to Exhibit 10.115 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.79*†	Deferred Stock Award Agreement, dated June 11, 2007, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.116 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.80*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.117 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.81*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.118 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.82*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.119 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.83*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.125 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.84*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.126 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.85*†	Deferred Stock Award Agreement, dated December 7, 2008, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.127 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.86*†	Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.128 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.87*†	Amendment, dated December 2, 2008, to Employment Agreement, dated October 17, 2006, between

Exhibit No.	Exhibit Description

Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.129 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.88*†	Second Amendment, dated March 16, 2010, to Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.129(a) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.89*†	Deferred Stock Award Agreement, dated June 25, 2007, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.130 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.90*†	Amendment, dated April 29, 2008, to Deferred Stock Award Agreement related to a May 30, 2007 award, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.131 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.91*†	Second Amendment, dated December 4, 2008, to Deferred Stock Award Agreement related to a May 30, 2007 award, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.132 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.92*†	Deferred Stock Award Agreement, dated April 29, 2008, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.133 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.93*†	Deferred Stock Award Agreement, dated June 28, 2009, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.134 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.94*†	Employment Agreement, dated May 21, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 26, 2009).

10.95*†	Amendment, dated April 22, 2010, to Employment Agreement, dated May 21, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 23, 2010).

10.96*†	Deferred Stock Award Agreement, dated May 28, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.145 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.97*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.150 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.98*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.151 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

10.99*†	Amendment, dated June 9, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.152 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.100*†	Deferred Stock Award Agreement, dated December 9, 2008, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.153 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.101*†	Deferred Stock Award Agreement, dated December 2, 2009, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.159 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.102*†	Deferred Stock Award Agreement, dated December 14, 2009, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.160 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.103*†	Deferred Stock Award Agreement, dated December 10, 2009, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.161 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.104*†	Deferred Stock Award Agreement, dated December 20, 2009, between Comverse Technology, Inc. and Robert Dubner (incorporated by reference to Exhibit 10.162 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.105*†	Deferred Stock Award Agreement, dated December 21, 2009, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.163 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.106*†	Deferred Stock Award Agreement, dated December 11, 2009, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.164 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.107*†	Deferred Stock Award Agreement, dated December 14, 2009, between Comverse Technology, Inc. and Augustus Oliver (incorporated by reference to Exhibit 10.165 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.108*†	Deferred Stock Award Agreement, dated December 17, 2009, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.166 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.109*†	Deferred Stock Award Agreement, dated January 14, 2010, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.167 to the Registrant’s Annual Report on Form

Exhibit No.	Exhibit Description

10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.110*†	Deferred Stock Award Agreement, dated December 11, 2009, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.168 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.111*†	Deferred Stock Award Agreement, dated April 19, 2010, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.169 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.112*†	Deferred Stock Award Agreement, dated April 22, 2010, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.170 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.113*†	Deferred Stock Award Agreement, dated April 20, 2010, between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.171 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.114*†	Deferred Stock Award Agreement, dated April 21, 2010, between Comverse Technology, Inc. and Shefali Shah (incorporated by reference to Exhibit 10.172 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.115*†	Deferred Stock Award Agreement, dated April 15, 2010, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.173 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.116*†	Letter Agreement, dated June 1, 2010, between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 2, 2010).

10.117*†	Deferred Stock Award Agreement, dated June 6, 2010, between Comverse, Inc. and Dror Bin (incorporated by reference to Exhibit 10.179 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.118*	Registration Rights Agreement, dated as of January 31, 2002, between the Registrant and Verint System Inc. (formerly known as Comverse Infosys, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (Commission File No. 333-82300) effective on May 16, 2002) filed by Verint Systems Inc. on March 22, 2002).

10.119*†	Letter Agreement, dated October 12, 2010, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.146 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

10.120*†	Deferred Stock Award Agreement, dated November 8, 2010, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.147 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

Exhibit No.	Exhibit Description

10.121*†	Deferred Stock Award Agreement, dated October 20, 2010, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.148 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

10.122*†	Form of Deferred Stock Award Agreement evidencing grants of Deferred Stock Units to directors under the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.152 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

10.123*†	Separation and Consulting Agreement, dated February 25, 2011, by and between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 28, 2011).

10.124*†	Letter Agreement, dated March 9, 2011, by and between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on March 9, 2011).

10.125*†	Amendment to the Executive Employment and Severance Letter, dated March 30, 2011, by and between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 1, 2011).

10.126**†	Employment Letter, dated August 23, 2009, by and between Comverse, Inc. and Danna Rabin.

10.127**†	Employment, Non-Disclosure and Non-Competition Agreement, dated October 27, 2009, by and between Comverse, Inc. and Danna Rabin.

10.128**†	Letter Agreement, dated December 15, 2009, by and between Comverse, Inc. and Danna Rabin.

10.129**†	Letter Agreement, dated August 26, 2010, by and between Comverse, Inc. and Danna Rabin.

10.130**†	Amendment to Employment Letter, dated March 16, 2011, by and between Comverse, Inc. and Danna Rabin.

10.131**†	Employment Offer Letter, dated June 15, 2010, by and between Comverse Ltd. and Oded Golan.

10.132**†	Amendment to Employment Offer Letter, dated March 3, 2011, by and between Comverse, Ltd. and Oded Golan.

10.133**†	Employment Offer Letter Extension, dated March 15, 2011, by and between Comverse Ltd. and Oded Golan.

10.134**†	Employment Letter, dated March 6, 2011, by and between Comverse Ltd. and Aharon Levy.

10.135*	Credit Agreement dated as of April 29, 2011 among Verint Systems Inc., as Borrower, the Lenders and the Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems Inc. on May 2, 2011).

10.136**†	Employment Letter, dated March 8, 2011, by and between Comverse Ltd. and Amos Marom.

14.1*	Code of Business Conduct and Ethics, approved by the Board of Directors on April 17, 2008 (incorporated by reference to Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

Exhibit No.	Exhibit Description

21.1**	Subsidiaries of Registrant.

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Corporate Governance Guidelines and Principles, adopted by the Registrant’s Board of Directors on December 2, 2010 (incorporated by reference to Exhibit 99.2 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

99.2**	Corporate Governance Guidelines and Principles, adopted by the Registrant’s Board of Directors on February 25, 2011.

99.3*	Notice of Pendency and Settlements of Shareholder Actions and of Settlement Hearing (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 7, 2010).

101.1	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text, (vi) Financial Statement Schedule I and (vii) Financial Statement Schedule II.****

*	Incorporated by reference.
**	Filed herewith.
***	This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.
****	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMVERSE TECHNOLOGY, INC.

May 31, 2011	By:	/s/ Charles J. Burdick
Charles J. Burdick
Chief Executive Officer

May 31, 2011	By:	/s/ Joel E. Legon
Joel E. Legon
Senior Vice President and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles J. Burdick	May 31, 2011
Charles J. Burdick, Chairman and Chief Executive Officer

/s/ Joel E. Legon	May 31, 2011
Joel E. Legon, Senior Vice President and Interim Chief Financial Officer

/s/ Mark C. Terrell	May 31, 2011
Mark C. Terrell, Director

/s/ Raz Alon	May 31, 2011
Raz Alon, Director

/s/ Susan D. Bowick	May 31, 2011
Susan D. Bowick, Director

/s/ Robert Dubner	May 31, 2011
Robert Dubner, Director

/s/ Richard N. Nottenburg	May 31, 2011
Richard N. Nottenburg, Director

/s/ Joseph O’Donnell	May 31, 2011
Joseph O’Donnell, Director

/s/ Augustus K. Oliver	May 31, 2011
Augustus K. Oliver, Director

/s/ A. Alexander Porter, Jr.	May 31, 2011
A. Alexander Porter, Jr., Director

/s/ Theodore H. Schell	May 31, 2011
Theodore H. Schell, Director

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Comverse Technology, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Comverse Technology, Inc. and subsidiaries (the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended January 31, 2011. Our audits also included the financial statement schedules listed in the index on page F-1 of Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Comverse Technology, Inc. and subsidiaries as of January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2011 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

New York, New York

May 31, 2011

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$581,390	$561,682
Restricted cash and bank time deposits	73,117	69,984
Auction rate securities	72,441	35,846
Accounts receivable, net of allowance of $13,237 and $16,877, respectively	319,628	310,221
Inventories, net	66,612	81,004
Deferred cost of revenue	51,470	59,412
Deferred income taxes	39,644	49,554
Prepaid expenses and other current assets	91,760	132,768
Receivables from affiliates	—	269
Current assets of discontinued operations	—	97,101

Total current assets	1,296,062	1,397,841
Property and equipment, net	66,843	99,541
Goodwill	967,224	953,397
Intangible assets, net	196,460	231,751
Deferred cost of revenue	158,703	194,300
Deferred income taxes	20,766	16,497
Auction rate securities	—	78,804
Other assets	107,864	119,420
Noncurrent assets of discontinued operations	—	9,660

Total assets	$2,813,922	$3,101,211

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$401,940	$450,680
Convertible debt obligations	2,195	—
Deferred revenue	559,873	632,674
Deferred income taxes	13,661	11,770
Bank loans	6,000	22,678
Litigation settlement	146,150	61,100
Income taxes payable	11,486	10,061
Other current liabilities	50,280	48,624
Current liabilities of discontinued operations	—	9,542

Total current liabilities	1,191,585	1,247,129
Convertible debt obligations	—	2,195
Bank loans	583,234	598,234
Deferred revenue	270,934	355,226
Deferred income taxes	52,953	32,156
Other long-term liabilities	229,329	351,192
Noncurrent liabilities of discontinued operations	—	5,357

Total liabilities	2,328,035	2,591,489

Commitments and contingencies

Equity:
Comverse Technology, Inc. shareholders’ equity:
Common stock, $0.10 par value—authorized, 600,000,000 shares; issued 204,937,882 and 204,228,369 shares, respectively; outstanding, 204,533,916 and 204,073,385 shares, respectively	20,494	20,422
Treasury stock, at cost, 403,966 and 154,984 shares, respectively	(3,484)	(1,578)
Additional paid-in capital	2,088,717	1,959,701
Accumulated deficit	(1,707,638)	(1,575,316)
Accumulated other comprehensive income	14,919	19,257

Total Comverse Technology, Inc. shareholders’ equity	413,008	422,486
Noncontrolling interest	72,879	87,236

Total equity	485,887	509,722

Total liabilities and equity	$2,813,922	$3,101,211

The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Years Ended January 31,
	2011	2010	2009
Revenue:
Product revenue	$692,448	$635,057	$696,369
Service revenue	930,979	898,880	932,258

Total revenue	1,623,427	1,533,937	1,628,627

Costs and expenses:
Product costs	263,429	251,800	282,586
Service costs	455,084	467,399	490,174
Selling, general and administrative	689,306	721,731	657,680
Research and development, net	253,089	267,211	329,148
Other operating (income) expenses:
Litigation settlements	(17,500)	—	(4,292)
Impairment of goodwill and other intangible assets	—	3,356	48,388
Restructuring charges	29,934	15,541	15,487
Integration charges	—	—	3,261

Total other operating (income) expenses:	12,434	18,897	62,844

Total costs and expenses	1,673,342	1,727,038	1,822,432

Loss from operations	(49,915)	(193,101)	(193,805)
Interest income	4,105	7,059	29,191
Interest expense	(30,813)	(25,381)	(45,826)
Other income (expense), net	6,392	(16,792)	(92,130)

Loss before income tax (provision) benefit	(70,231)	(228,215)	(302,570)
Income tax (provision) benefit	(37,232)	7,025	(48,847)

Net loss from continuing operations	(107,463)	(221,190)	(351,417)
Loss from discontinued operations, net of tax	(11,039)	(43,062)	(7,371)

Net Loss	(118,502)	(264,252)	(358,788)
Less: Net (income) loss attributable to noncontrolling interest	(13,820)	(7,783)	33,536

Net loss attributable to Comverse Technology, Inc.	$(132,322)	$(272,035)	$(325,252)

Weighted average common shares outstanding:
Basic and Diluted	205,162,720	204,513,420	204,171,793

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic loss per share
Continuing operations	$(0.61)	$(1.13)	$(1.56)
Discontinued operations	(0.03)	(0.20)	(0.03)

Basic loss per share	$(0.64)	$(1.33)	$(1.59)

Diluted loss per share
Continuing operations	$(0.62)	$(1.13)	$(1.56)
Discontinued operations	(0.03)	(0.20)	(0.03)

Diluted loss per share	$(0.65)	$(1.33)	$(1.59)

Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(125,617)	$(230,430)	$(318,891)
Loss from discontinued operations, net of tax	(6,705)	(41,605)	(6,361)

Net loss attributable to Comverse Technology, Inc.	$(132,322)	$(272,035)	$(325,252)

The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gains (Losses) on Available-for- Sale Securities	Net Unrealized (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, January 31, 2008	203,899,015	$20,394	$(833)	$1,922,312	$(978,029)	$753	$—	$20,474	$985,071	$138,639	$1,123,710
Comprehensive loss:
Net loss	—	—	—	—	(325,252)	—	—	—	(325,252)	(33,536)	(358,788)
Unrealized gain on available-for-sale securities, net of reclassification adjustments and tax	—	—	—	—	—	9,549	—	—	9,549	38	9,587
Unrealized loss for cash flow hedge positions, net of reclassification adjustments and tax	—	—	—	—	—	—	(3,028)	—	(3,028)	43	(2,985)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(35,684)	(35,684)	(25,148)	(60,832)

Total comprehensive loss	—	—	—	—	(325,252)	9,549	(3,028)	(35,684)	(354,415)	(58,603)	(413,018)
Stock-based compensation expense	—	—	—	19,453	—	—	—	—	19,453	—	19,453
Common stock issued for restricted and deferred stock awards	269,740	27	—	(27)	—	—	—	—	—	—	—
Impact from equity transactions of subsidiaries and other	—	—	—	3,644	—	—	—	—	3,644	32,044	35,688
Repurchase of common stock	(57,659)	—	(386)	—	—	—	—	—	(386)	—	(386)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,142)	(2,142)
Tax benefit of dispositions of stock options	—	—	—	(109)	—	—	—	—	(109)	(9)	(118)

Balance, January 31, 2009	204,111,096	$20,421	$(1,219)	$1,945,273	$(1,303,281)	$10,302	$(3,028)	$(15,210)	$653,258	$109,929	$763,187

Comprehensive loss:
Net loss	—	—	—	—	(272,035)	—	—	—	(272,035)	7,783	(264,252)
Unrealized gain on available-for-sale securities, net of reclassification adjustments and tax	—	—	—	—	—	15,361	—	—	15,361	(53)	15,308
Unrealized gain for cash flow hedge positions, net of reclassification adjustments and tax	—	—	—	—	—	—	3,813	—	3,813	2	3,815
Foreign currency translation adjustment	—	—	—	—	—	—	—	8,019	8,019	6,551	14,570

Total comprehensive loss	—	—	—	—	(272,035)	15,361	3,813	8,019	(244,842)	14,283	(230,559)
Stock-based compensation expense	—	—	—	11,322	—	—	—	—	11,322	—	11,322
Common stock issued for restricted and deferred stock awards	158,829	16	—	(16)	—	—	—	—	—	—	—
Impact from equity transactions of subsidiaries and other	—	—	—	3,107	—	—	—	—	3,107	29,498	32,605

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(In thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gains (Losses) on Available-for- Sale Securities	Net Unrealized (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
Repurchase of common stock	(47,901)	—	(359)	—	—	—	—	—	(359)	—	(359)
Forfeitures of restricted stock	(148,639)	(15)	—	15	—	—	—	—	—	—	—
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	—	(66,474)	(66,474)

Balance, January 31, 2010	204,073,385	$20,422	$(1,578)	$1,959,701	$(1,575,316)	$25,663	$785	$(7,191)	$422,486	$87,236	$509,722

Comprehensive loss:
Net loss	—	—	—	—	(132,322)	—	—	—	(132,322)	13,820	(118,502)
Unrealized loss on available-for-sale securities, net of reclassification adjustments and tax	—	—	—	—	—	(7,792)	—	—	(7,792)	(26)	(7,818)
Unrealized loss for cash flow hedge positions, net of reclassification adjustments and tax	—	—	—	—	—	—	(40)	—	(40)	(166)	(206)
Foreign currency translation adjustment	—	—	—	—	—	—	—	82	82	(2,124)	(2,042)
Sale of Verint Systems, Inc. shares of common stock	—	—	—	—	—	—	3	2,600	2,603	(2,603)	—
Sale of Ulticom, Inc.	—	—	—	—	—	—	—	809	809	393	1,202

Total comprehensive loss	—	—	—	—	(132,322)	(7,792)	(37)	3,491	(136,660)	9,294	(127,366)
Stock-based compensation expense	—	—	—	10,402	—	—	—	—	10,402	—	10,402
Common stock issued for restricted and deferred stock awards	709,513	72	—	(72)	—	—	—	—	—	—	—
Sale of Verint Systems, Inc. shares of common stock, net of tax	—	—	—	52,203	—	—	—		52,203	7,117	59,320
Impact from equity transactions of subsidiaries and other	—	—	—	66,483	—	—	—	—	66,483	886	67,369
Sale of Ulticom, Inc.	—	—	—	—	—	—	—	—	—	(7,808)	(7,808)
Repurchase of common stock	(248,982)	—	(1,906)	—	—	—	—	—	(1,906)	—	(1,906)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	—	(23,846)	(23,846)

Balance, January 31, 2011	204,533,916	$20,494	$(3,484)	$2,088,717	$(1,707,638)	$17,871	$748	$(3,700)	$413,008	$72,879	$485,887

The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended January 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(118,502)	$(264,252)	$(358,788)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash items	181,963	194,318	379,789
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(10,937)	812	35,457
Inventories	(2,941)	(7,715)	109
Deferred cost of revenue	43,977	14,147	16,672
Prepaid expenses and other current assets	5,403	(9,775)	(29,535)
Accounts payable and accrued expenses	(55,765)	(42,794)	(35,023)
Deferred revenue	(160,799)	(6,705)	63,817
Other assets and liabilities	2,357	28,376	(31,576)
Other, net	(7,676)	10	(5,593)

Net cash (used in) provided by operating activities—continuing operations	(122,920)	(93,578)	35,329
Net cash used in operating activities—discontinued operations	(4,362)	(7,142)	(5,644)

Net cash (used in) provided by operating activities	(127,282)	(100,720)	29,685

Cash flows from investing activities:
Proceeds from sales and maturities of investments	57,256	175,206	438,053
Purchases of investments	—	—	(470,557)
Proceeds from sale of Verint Systems, Inc. shares of common stock	76,475	—	—
Proceeds from sale of Ulticom, Inc., net of cash sold	2,627	—	—
Acquisition of businesses, net of cash acquired	(23,485)	(96)	(11,090)
Purchase of property and equipment	(20,342)	(23,444)	(34,425)
Capitalization of software development costs	(2,527)	(2,715)	(4,547)
Net change in restricted cash and bank time deposits	6,966	(58,774)	(24,754)
Proceeds from asset sales	27,345	60	51
Settlement of derivative financial instruments not designated as hedges	(33,506)	(19,075)	(10,041)
Other, net	(12)	(7)	(218)

Net cash provided by (used in) investing activities—continuing operations	90,797	71,155	(117,528)
Net cash provided by (used in) investing activities—discontinued operations	64,581	9,526	(70,462)

Net cash provided by (used in) investing activities	155,378	80,681	(187,990)

Cash flows from financing activities:
Debt issuance costs	(4,039)	(152)	(150)
Borrowings under lines of credit and revolving credit facility	12,000	—	15,000
Repurchase of convertible debt obligations	—	(417,282)	—
Repayment of bank loans, long-term debt and other financing obligations	(44,163)	(6,088)	(2,886)
Repurchase of common stock	(1,906)	(359)	(386)
Net proceeds (payments) from issuance (repurchase) of common stock by subsidiaries	36,641	(106)	30
Excess tax benefits from stock awards plans	815	—	—
Dividends paid to noncontrolling interest	(2,191)	(4,145)	—

Net cash (used in) provided by financing activities—continuing operations	(2,843)	(428,132)	11,608
Net cash used in financing activities—discontinued operations	(21,467)	(63,803)	—

Net cash (used in) provided by financing activities	(24,310)	(491,935)	11,608

Effects of exchange rates on cash and cash equivalents	2,732	7,919	(13,566)
Net increase (decrease) in cash and cash equivalents	6,518	(504,055)	(160,263)
Cash and cash equivalents, beginning of year including cash of discontinued operations	574,872	1,078,927	1,239,190

Cash and cash equivalents, end of year including cash of discontinued operations	$581,390	$574,872	$1,078,927
Less: Cash and cash equivalents of discontinued operations at end of year	—	(13,190)	(206,771)

Cash and cash equivalents, end of year	$581,390	$561,682	$872,156

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

Comverse

Comverse is a leading provider of software-based products, systems and related services that (i) provide prepaid, postpaid and converged billing and active customer management for wireless, wireline and cable network operators (“Business Support Systems” or “BSS”) delivering a value proposition designed to ensure timely and efficient service monetization and enable real-time offers to be made to end users based on all relevant customer profile information; (ii) enable wireless and wireline (including cable) network-based Value-Added Services (“VAS”), comprised of two categories – Voice and Messaging – and that include voicemail, call completion, visual voicemail, short messaging service (“SMS”) text messaging (“texting”), multimedia picture and video messaging, and Internet Protocol (“IP”) communications; and (iii) provide wireless users with optimized access to mobile Internet websites, content and applications, and generate data usage and revenue for wireless operators. Comverse’s products and services are designed to generate carrier voice and data network traffic, revenue and customer loyalty, monetize network operators’ services and improve operational efficiency for more than 450 wireless and wireline network communication service provider customers in more than 125 countries, including the majority of the world’s 100 largest wireless network operators. Comverse comprises the Company’s Comverse segment.

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

On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering. CTI continues to retain a majority interest in Verint Systems following the offering (see Note 25, Related Party Transactions).

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ulticom

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (“Platinum Equity”) on December 3, 2010 (the “Ulticom Sale”). Ulticom was a reportable segment of the Company prior to its sale. As a result of the Ulticom Sale, the results of operations of Ulticom, including the gain on the Ulticom Sale, are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s consolidated statements of operations for all fiscal periods presented, and the assets and liabilities of Ulticom are reflected in discontinued operations in the Company’s consolidated balance sheet as of January 31, 2010 (see Note 19, Discontinued Operations).

Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include CTI and its wholly-owned subsidiaries and its controlled and majority-owned subsidiaries, which include Verint Systems (in which CTI owned 43.9% of the common stock and held 54.8% of the voting power as of January 31, 2011) and Starhome B.V. (66.5% owned as of January 31, 2011). Ulticom, Inc. was a majority-owned subsidiary prior to its sale on December 3, 2010 and was included in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows through such date. For controlled subsidiaries that are not wholly-owned, the noncontrolling interest is included as a separate component of “Net loss” in the consolidated statements of operations and “Total equity” in the consolidated balance sheets. Verint Systems holds a 50% equity interest in a variable interest entity in which it is the primary beneficiary.

Investments in businesses the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Equity in losses of unconsolidated affiliates, net of tax is recorded in “Other income (expense), net” in the consolidated statements of operations and represents the Company’s portion of the net income and equity in the earnings of unconsolidated affiliates which the Company does not control. Equity in losses of unconsolidated affiliates, net of tax, included in “Other income (expense), net” was insignificant for the fiscal years ended January 31, 2011 and 2010 and $1.0 million for the fiscal year ended January 31, 2009. Equity investments are included in “Other assets” in the consolidated balance sheets. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is considered other-than-temporary.

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

The Company’s actual results may differ from its estimates. The Company has accounted for certain items for which it obtained additional information subsequent to the balance sheet date that relates to conditions that existed at the balance sheet date and affect the estimates inherent in the process of preparing consolidated financial statements. Such subsequent information that became available prior to the issuance of these consolidated financial statements has been assessed by management in its evaluation of the

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

conditions on which the estimates were based. Therefore, the consolidated financial statements were adjusted for any significant changes in estimates resulting from the use of such subsequent additional information, where applicable.

Functional Currency and Foreign Currency Translation and Transactions

The determination of the functional currency for the Company’s foreign subsidiaries is made based on appropriate economic factors, including the currency in which the subsidiary sells its products, the sales market in which the subsidiary operates and the currency in which the subsidiary’s financing is denominated. For foreign subsidiaries, whose functional currency is not the U.S. dollar, assets and liabilities are translated using current exchange rates at the balance sheet date, and income and expense accounts using average exchange rates for the period, except revenue previously deferred which is translated using historical rates. The resulting foreign currency translation adjustments are reported as a separate component of “Total comprehensive loss” in the consolidated statements of equity. For foreign subsidiaries, whose functional currency is not the local currency, remeasurement gains and losses are recorded during each period in “Other income (expense), net” in the consolidated statements of operations.

Unrealized and realized foreign currency transaction gains and losses on transactions denominated in currencies other than the functional currency of the entity are included in the consolidated statements of operations in “Other income (expense), net” for the period in which the exchange rates changed.

Business Combinations

The Company allocates the fair value of consideration transferred in a business combination to the estimated fair value at the acquisition date of the tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest. Acquisition costs are expensed as incurred. Any residual consideration is recorded as goodwill. The fair value of consideration includes cash, other assets and contingent consideration transferred. The Company estimates the fair value of contingent consideration using a probability-adjusted discounted cash flow method based on significant inputs not observable in the market. The Company remeasures the fair value of contingent consideration at each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings. The Company’s determination of the fair values of assets acquired and liabilities assumed requires the Company to make significant estimates, primarily with respect to intangible assets. These estimates are primarily derived from the historical experience and information related to the acquired business. These estimates can include, but are not limited to, cash flow projections for the acquired business, and the appropriate weighted-average cost of capital. The results of operations of the acquired business are included in the Company’s consolidated results of operations from the date of the acquisition.

Noncontrolling Interest

Noncontrolling interest represents minority shareholders’ interest in Verint and Starhome B.V., the Company’s majority-owned subsidiaries and Ulticom, Inc., prior to its sale to a third party on December 3, 2010. The Company recognizes noncontrolling interest as a separate component of total equity in the consolidated balance sheets and recognizes income attributable to the noncontrolling interest as a separate component in net loss in the consolidated statements of operations.

As of January 31, 2011 and 2010, respectively, the noncontrolling interest of Verint was 56.1% and 43.0% and the noncontrolling interest of Starhome was 33.5% and 35.9%.

The Company’s majority-owned subsidiaries, Verint Systems and Starhome B.V., have share-based payment award plans that provide for the issuance of the Company’s subsidiary common shares based on service, performance or market conditions. The Company accounts for the dilution that may occur from the exercise of awards granted under these share-based payment award plans, or otherwise, as capital transactions.

Segment Reporting

The Company determines its reportable segments in accordance with the Financial Accounting Standards Board’s (the “FASB”) guidance relating to disclosures about segments of an enterprise and related information. The Company has three reportable segments comprised of the following: (i) Comverse, consisting of the Comverse and Netcentrex reporting units; (ii) Verint, consisting of the Enterprise Workforce Optimization (“Workforce Optimization”) Solutions, Video Intelligence Solutions and Communications Intelligence and Investigative (“Communications Intelligence”) Solutions reporting units; and (iii) All Other, consisting of the Starhome reporting unit, miscellaneous operations and CTI’s holding company operations. Ulticom was a reportable segment of the Company prior to the Ulticom Sale on December 3, 2010 (see Discontinued Operations below and Note 19, Discontinued Operations). CTI’s Chief Executive Officer is the Company’s chief operating decision maker (“CODM”). The Company uses segment performance

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

as its primary basis for assessing the financial results of segments and for the allocation of resources (see Note 23, Business Segment Information, for additional discussion, including the definition of segment performance).

Discontinued Operations

On December 3, 2010, the Company sold its shares of common stock in Ulticom, Inc. as part of initiatives to improve its cash position. Ulticom was a reportable segment of the Company prior to its sale. As a result of the Ulticom Sale, the results of operations of Ulticom, including the gain on the Ulticom Sale, are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s consolidated statements of operations for all fiscal periods presented, and the assets and liabilities of Ulticom are reflected in discontinued operations in the Company’s consolidated balance sheet as of January 31, 2010.

The assets and liabilities of Ulticom were not previously classified as held for sale, because the sale was not probable until December 2, 2010.

In connection with the Ulticom Sale, the Company received aggregate consideration of $17.2 million and recorded a gain on sale of $2.9 million, net of tax (see Note 19, Discontinued Operations).

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

Restricted Cash and Bank Time Deposits

Restricted cash and bank time deposits include compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, vendor payables, general liability insurance, workers’ compensation insurance, pending tax judgments and warranty programs. In addition, restricted cash includes proceeds from sales and redemptions of auction rate securities (“ARS”) (including interest thereon) that are restricted under the terms of the settlement agreement of the consolidated shareholder class action (see Note 3, Investments and Note 26, Commitments and Contingencies). If cash is restricted for more than one year it is classified within “Other assets” as long-term restricted cash.

Restricted bank time deposits generally consist of certificates of deposit with original maturities of twelve months or less.

Accounts Receivable, Net

The application of the Company’s revenue recognition policy often results in circumstances for which the Company is unable to recognize revenue relating to sales transactions that have been billed. In these circumstances, the Company does not recognize the deferred revenue or the related account receivable and no amounts are recognized in the consolidated balance sheets for such transactions with the exception of certain arrangements recognized in accordance with the FASB’s guidance relating to accounting for performance of construction-type and certain production-type contracts. Only to the extent that the Company has recognized revenue and not received cash for such transactions are amounts included in “Accounts receivable, net.” Also, only to the extent that the Company has received cash for such transactions is the amount included in “Deferred revenue” in the consolidated balance sheets.

Allowance for Doubtful Accounts

The Company estimates the collectability of its accounts receivable balances for each accounting period and adjusts its allowance for doubtful accounts accordingly. The Company exercises judgment in assessing the collectability of accounts receivable, including consideration of current economic conditions, the creditworthiness of customers, their collection history and the related aging of past due receivables balances. The Company evaluates specific accounts when it becomes aware that a customer may be experiencing a deterioration of its financial condition due to lower credit ratings, bankruptcy or other factors that may affect such customer’s ability to meet its payment obligations. The Company charges off uncollectible trade receivables when all collection efforts have been exhausted and the Company believes the amount will not be collected.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investments and Other-Than-Temporary Impairments

The Company accounts for investments in accordance with the FASB’s guidance relating to accounting for certain investments in debt and equity securities. The Company’s investments are reported at fair value as it designates all marketable securities as available-for-sale when purchased. Purchases are recorded on the settlement date.

Interest on short-term investments is recognized in the consolidated statements of operations when earned. Realized gains and losses on available-for-sale securities are recognized when securities are sold and are calculated using the specific identification method, and are recorded in “Other income (expense), net” in the consolidated statements of operations. Unrealized gains and losses, net of taxes, are recorded as a component of “Total comprehensive loss” in the consolidated statements of equity.

Generally, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.

The Company reviews its investments for indications of impairment in value on a quarterly basis. The Company considers an investment to be impaired when the fair value is less than the carrying value (or amortized cost). The Company evaluated each impaired investment individually to determine whether such investment is other-than-temporarily impaired. For equity securities the Company considers, among other factors, the severity of the decline in value, the financial condition of the issuer, and the Company’s ability to hold the security for a length of time necessary to allow for the recovery of the market value. For debt securities the Company considers whether (i) the Company has the intent to sell the security; (ii) it is more likely than not that the Company will be required to sell the security before recovery of the fair value to amortized cost; or (iii) if a credit loss exists which is measured as the difference between the amortized cost basis of the security and the present value of projected future cash flows expected to be collected. For debt securities, if the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its fair value to amortized cost, the portion of the other-than-temporary impairment attributable to the credit loss is recognized in current earnings and the remaining portion is recognized as a component of other comprehensive income.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. The Company depreciates and amortizes its property and equipment on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the related lease term. The cost of maintenance and repairs is expensed as incurred. The estimated useful lives of property and equipment are as follows:

	Useful Life in Years
	Shortest	Longest
Fixtures and equipment	1	15
Software	1	5
Buildings	25	30
Leasehold improvements	3	15

Goodwill

Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair value of tangible and intangible assets acquired net of the fair value of liabilities assumed and the fair value of any noncontrolling interest in the acquiree. The Company has no indefinite-lived intangible assets other than goodwill. The carrying amount of goodwill is reviewed annually for impairment on November 1 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company’s forecasts and estimates are based on assumptions that are consistent with the plans and estimates used to manage the business. Changes in these estimates could change the conclusion regarding an impairment of goodwill.

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

Circumstances which could trigger a review include, but are not limited to, a significant decrease in the market price of the asset, significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount expected for the acquisition of a long-lived asset, current period negative cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset.

The Company assesses the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If undiscounted cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. An impairment loss on intangible assets is reported as a component of “Other operating income (expense)” in the consolidated statements of operations. Assets to be disposed of are written-down to the greater of fair value or salvage value. Estimated fair values are based on assumptions regarding the amount and timing of estimated future cash flows and appropriate discount rates to reflect varying degrees of perceived risk.

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

In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. The FASB’s guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

•

Level 2—Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The Company also elected not to apply the fair value option for non-financial assets and non-financial liabilities.

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

In order to qualify for hedge accounting, the Company formally documents at the inception of each hedging relationship the hedging instrument, the hedged item, the risk management objective and strategy for undertaking each hedging relationship, and the method used to assess hedge effectiveness, which includes the Company’s assessment of the creditworthiness of each party and their ability to comply with the contractual terms of the hedging derivative.

When derivative financial instruments qualify for cash flow hedge accounting, the Company records the effective portion of changes in fair value as part of “Total comprehensive loss” in the consolidated statements of equity. When the hedged item is recognized in the consolidated statements of operations, the related derivative gain or loss is reclassified from “Accumulated other comprehensive income (loss)” in the consolidated statements of equity to the consolidated statements of operations within the line item in which the hedged item is recorded. The cash flows from a derivative financial instrument qualifying for cash flow hedge accounting are classified in the consolidated statements of cash flows in the same category as the cash flows from the hedged item.

If a derivative financial instrument does not qualify for hedge accounting, the Company records the changes in fair value of derivative instruments in “Other income (expense), net” in the consolidated statements of operations.

The Company does not purchase, hold or sell derivative financial instruments for trading and speculative purposes.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Treasury Stock

Repurchased shares of common stock are recorded at cost as treasury stock. From time to time, the Company repurchases its shares of common stock upon the delivery of shares in settlement of deferred stock unit and vesting of restricted stock awards from employees and directors in order to provide funds for the payment of associated minimum statutory withholding taxes. During the fiscal years ended January 31, 2011, 2010 and 2009, the Company repurchased 248,982; 47,901 and 57,659 shares of common stock, respectively, that were recorded as treasury stock.

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

A significant portion of the Company’s accounts receivable, primarily related to Comverse, are with communication service providers. However, the concentration of credit risk is diversified due to the large number of commercial and government entities comprising the Company’s customer base and their dispersion across many geographical regions. The Company manages its concentration of credit risk on trade accounts receivable by performing ongoing credit evaluations of its customers’ financial condition and limiting the extension of credit when deemed necessary.

No customer accounted for 10% or more of total revenue for the fiscal years ended January 31, 2011, 2010 and 2009. No customer accounted for more than 10% of consolidated accounts receivable as of January 31, 2011 and 2010. The Company believes that no significant customer credit risk exists.

Revenue Recognition

The Company reports its revenue in two categories: (i) product revenue, including hardware and software products; and (ii) service revenue, including revenue from professional services, training services and post-contract customer support (“PCS”). Professional services primarily include installation, customization and consulting services.

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

For arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when it has persuasive evidence of an arrangement, the product has been shipped and the services have been provided to the customer, the sales price is fixed or determinable, collectability is probable, and all other pertinent criteria are met as required by the FASB’s guidance.

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

PCS revenue is derived primarily from providing technical software support services, unspecified software updates and upgrades to customers on a when and if available basis. PCS revenue is recognized ratably over the term of the PCS period. When PCS is included within a multiple element arrangement, the Company primarily utilizes the substantive renewal rate to establish VSOE of fair value for PCS. To a much lesser extent, the bell-shaped curve approach is used for certain Verint arrangements, depending upon geographical region or product line.

The Company’s policy for establishing VSOE of fair value for professional services and training is based upon an analysis of separate sales of services, which are then compared with the fees charged when the same elements are included in a multiple element arrangement. Comverse has not yet established VSOE of fair value for any element other than PCS.

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

Under the bell-shaped curve approach for establishing VSOE of fair value, Verint performs a VSOE of fair value compliance test to ensure that a substantial majority of actual PCS renewals are within a narrow range of pricing.

For certain of Verint’s arrangements, it does not have an explicit obligation to provide PCS, but as a matter of business practice, has provided PCS (implied PCS). The implied PCS is accounted for as a separate element for which VSOE of fair value does not exist. Arrangements that contain implied PCS are recognized over the period the implied PCS is provided, but not to exceed the estimated economic life of the product.

In certain multiple element arrangements, the Company is obligated to provide training services to customers related to the operation of the Company’s software products. For Comverse, these training services are either provided to the customer on a “defined” basis (limited to a specified number of days or training classes) or on an “as-requested” basis (unlimited training over a contractual period).

For multiple element arrangements containing as-requested training obligations, the Company recognizes the total arrangement consideration ratably over the contractual period for training during which the Company is required to “stand ready” to perform such training, provided that all other criteria for revenue recognition have been met.

For multiple element arrangements containing defined training obligations, the training services are typically provided to the customer prior to the completion of the installation services. In these situations, because revenue recognition does not commence until the completion of installation, the defined training obligations do not impact the timing of recognition of revenue. In certain circumstances in which training is provided after the end of the installation period, the Company commences revenue recognition upon the completion of training, provided that all other criteria for revenue recognition have been met.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Revenue that Comverse derives from sales to distributors, resellers, and value-added resellers are recognized when the resellers in turn sell the software product to their customers and installation of the software product has occurred, provided all other revenue recognition criteria are met. This is commonly referred to as the sell-through method. The contractual arrangements between the reseller and end user, or between the reseller and Comverse, generally obligate Comverse to provide services to the end user that are subject to end user acceptance. Further, payment terms are generally subject to the reseller’s receiving payment from the end user and the end user’s acceptance of the product. Therefore, Comverse defers recognition until there is a “sell-through” by the reseller to an actual end-user customer and acceptance by the end-user.

Product revenue that Verint derives from shipments to resellers and original equipment manufacturers (“OEMs”) who purchase their products for resale are generally recognized when such products are shipped (on a “sell-in” basis). Verint has historically experienced insignificant product returns from resellers and OEMs, and their payment terms for these customers are similar to those granted to their end-users. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally accepted, Verint defers the recognition of revenue until the receipt of cash. Verint’s arrangements with resellers and OEMs are periodically reviewed as their business and products change.

For Verint’s shipment of products which include embedded firmware that has been deemed incidental, the Company recognizes revenue provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability of the fee is reasonably assured. For shipments of hardware products, delivery is considered to have occurred upon shipment, provided that the risks of loss, and title in certain jurisdictions, have been transferred to the customer.

In the consolidated statements of operations, the Company classifies revenue as product revenue or service revenue. For multiple element arrangements that include both product and service elements, for which the Company is unable to determine VSOE of fair value for all elements of the arrangement, management evaluates various available indicators of fair value and applies its judgment to reasonably classify the arrangement fee between product revenue and service revenue. The amount of multiple element arrangement fees classified as product and service revenue based on management estimates of fair value when VSOE of fair value for all elements of an arrangement does not exist could differ from amounts classified as product and service revenue if VSOE of fair value for all elements existed. The allocation of multiple element arrangement fees between product revenue and service revenue,

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

when VSOE of fair value for all elements does not exist, is for consolidated financial statement presentation purposes only and does not affect the timing or amount of revenue recognized.

In determining the amount of a multiple element arrangement fee that should be classified between product revenue and service revenue, Comverse first allocates the arrangement fee to product revenue and PCS (PCS is classified as service revenue) based on management’s estimate of fair value for those elements. The remainder of the arrangement fee, which is comprised of all other service elements, is allocated to service revenue. The estimate of fair value of the product element is based primarily on management’s evaluation of direct costs and reasonable profit margins on those products. This was determined to be the most appropriate methodology as Comverse has historically been product-oriented with respect to pricing policies which facilitates the evaluation of product costs and related margins in arriving at a reasonable estimate of the product element fair value. Management’s estimate of reasonable profit margins requires significant judgment and consideration of various factors, such as the impact of the economic environment on margins, the complexity of projects, the stability of product profit margins and the nature of products. The estimate of fair value for PCS is based on management’s evaluation of the weighted-average of PCS rates for arrangements for which VSOE of fair value of PCS exists.

In determining the classification of revenue between products and services, Verint reviews VSOE of fair value for training, installation and PCS services from similar transactions and stand alone services arrangements and compares them to its peers, in order to determine reasonable and consistent approximations of fair values of service revenue with the remaining amount being allocated to product revenue.

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

Product and Service Costs

The Company’s product and service costs include costs of materials, compensation and benefit costs for operations and service personnel, contractor costs, royalties and license fees, depreciation of equipment used in operations and service, amortization of capitalized software costs and certain purchased intangible assets and related overhead costs.

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

Research and Development, Net

Research and development expense primarily consists of personnel costs involved in product development. Research and development expense also includes third-party development and programming costs and the amortization of purchased software code and services content used in research and development activities. Research and development costs are expensed as incurred.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company receives non-refundable grants that fund a portion of research and development expenditures. These grants are recorded as a reduction to “Research and development, net” in the consolidated statements of operations.

Software Costs

Costs of software developed for internal use are capitalized in accordance with the FASB’s guidance during the application development stage and are then amortized over the estimated useful life of the software, which to date has been four years or less once the software is ready for its intended use. These costs are included in “Property and equipment, net” in the consolidated balance sheets.

Costs of software developed for sale to customers are capitalized in accordance with the FASB’s guidance relating to costs of computer software to be sold, leased, or otherwise marketed to customers. Software costs incurred are capitalized subsequent to establishing technological feasibility and continue through general release of the software products. These capitalized costs are included in “Other assets” in the consolidated balance sheets. Amortization of capitalized costs begins in the period in which the related product is available for general release to customers and is recorded on a straight-line basis over the estimated economic life of the related software products, which approximates the pattern in which the economic benefits are expected to be realized. The economic life of the related software products is generally seven years or less.

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

The Company estimates expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is adjusted to the actual forfeitures that occur. Therefore, changes in the forfeiture assumptions may impact the amount and timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances.

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

APIC Pool

The Company uses the long form method to determine the hypothetical APIC pool. Excess tax benefits resulting from stock option exercises are recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall is charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes

Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense/benefit) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the acquisition method of accounting is recognized in the consolidated statement of operations. Research and development credits are recorded based on the amount of benefit the Company believes is more-likely-than-not of being earned. Additionally, the Company is required to recognize in the consolidated financial statements those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a liability for uncertain tax positions unless such positions are determined to be more-likely-than-not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are more-likely-than-not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more-likely-than-not of being sustained.

The Company adjusts its estimated liability for uncertain tax positions periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense (see Note 22, Income Taxes).

As part of accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to the Company’s existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. The Company has taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as adjustments to goodwill. Under the FASB’s guidance, the tax benefit from any future release of the acquisition date valuation allowances are reflected in the tax provision, rather than as an adjustment to the purchase price allocation.

Loss Per Share Attributable to Comverse Technology, Inc.’s Shareholders

Basic loss per share attributable to Comverse Technology, Inc.’s shareholders is computed by dividing net loss attributable to Comverse Technology, Inc. by the weighted-average number of CTI’s shares of common stock outstanding during the period. Diluted loss per share attributable to Comverse Technology, Inc.’s shareholders is computed using the weighted-average number of CTI’s shares of common stock and, when dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable in respect of stock options, restricted stock, deferred stock units (“DSUs”) and convertible debt obligations (the “Convertible Debt Obligations,” see Note 12, Debt). The treasury stock method is used to compute the dilutive effect of options, DSUs and other similar instruments. The if-converted method is used to compute the dilutive effect of the Company’s Convertible Debt Obligations. Additionally, for purposes of calculating diluted loss per share attributable to Comverse Technology, Inc.’s shareholders, net loss attributable to Comverse Technology, Inc. is adjusted for the difference between each of Verint’s and Starhome’s reported diluted and basic earnings per share, if any, multiplied by the number of shares of common stock and common share equivalents CTI holds in each of Verint and Starhome. Basic and diluted loss per share from continuing operations and discontinued operations are computed by dividing the net loss from continuing operations and loss from discontinued operations,

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

net of tax attributable to Comverse Technology, Inc. shareholders, respectively, by the basic and diluted weighted-average number of CTI’s shares of common stock outstanding during the period.

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

Working Capital Position and Management’s Plans

As reflected in the accompanying consolidated financial statements, the Company incurred substantial losses and experienced declines in cash flows and working capital during the three fiscal years ended January 31, 2011 and had a significant accumulated deficit as of January 31, 2011.

The Company forecasts that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months. To further enhance the cash position of CTI and Comverse, the Company continues to evaluate capital raising alternatives. The Company’s forecast is based upon a number of assumptions, including the use of CTI’s stock to satisfy $82.5 million of the $112.5 million payment obligation under the settlement agreement of the consolidated shareholder class action due by November 15, 2011. The Company believes that its assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties attendant to the Company and its business materialize, the Company’s business and operations could be materially adversely affected and, in such event, the Company may need to seek new borrowings, asset sales or the issuance of equity securities. Management believes that sources of liquidity could be identified.

Reclassifications

In addition to discontinued operations, certain other prior period amounts relating to Verint and Starhome have been reclassified to conform to current year presentation. The reclassifications of certain other prior period amounts were not material to the consolidated financial statements and did not impact previously reported consolidated revenue, loss from operations, net loss or loss per share.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In June 2009, the FASB issued guidance which modifies the approach for determining the primary beneficiary of a variable interest entity (“VIE”). Under the modified approach, an enterprise is required to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The modified approach for determining the primary beneficiary of a VIE was effective for the Company commencing February 1, 2010, and the application of this guidance did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a gross presentation of activity within the Level 3 (significant unobservable inputs) roll forward, presenting information on purchases, sales, issuance, and settlements separately. The guidance is effective for the Company for interim and annual periods that commenced February 1, 2010, except for the gross presentation of the Level 3 roll forward, which became effective for the Company for interim and annual periods that commenced February 1, 2011. Adoption of this guidance resulted in additional disclosures and is anticipated to result in additional disclosures for the gross presentation of the Level 3 roll forward once effective.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Standards to be Implemented

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

The Company has elected to not early adopt this guidance. As a result, it is effective on a prospective basis for revenue arrangements entered into, or materially modified, on or after February 1, 2011.

Subsequent to adoption, a portion of the Company’s multiple-deliverable arrangements that contain hardware are no longer included within the scope of the software revenue guidance, which generally results in accelerated revenue recognition in comparison to historical treatment. This primarily relates to arrangements with multiple product deliverables, as well as arrangements recognized ratably over the PCS period due to the absence of VSOE of fair value.

The adoption of this guidance will not have a material impact on the consolidated financial statements for the fiscal quarter ended April 30, 2011, but the Company believes that it could materially increase revenue for the fiscal year ending January 31, 2012.

In December 2010, the FASB issued guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Upon adoption, if the carrying amount of the reporting unit is zero or negative, the reporting entity must perform step two of the goodwill impairment test if it is more likely than not that goodwill is impaired as of the date of adoption. In determining if it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. Goodwill impairment recognized upon adoption of the guidance should be presented as a cumulative-effect adjustment to opening retained earnings as of the adoption date reflecting a change in accounting principle.

This guidance was effective for the Company for interim and annual periods that commenced on February 1, 2011. The Company is assessing the impact of the adoption of this guidance on its consolidated financial statements for the fiscal year ending January 31, 2012. Based on the carrying value of the Company’s Comverse reporting unit being negative as of February 1, 2011 and qualitative factors, step two of the goodwill impairment test is being performed as of such date. The performance of this impairment test is ongoing, but the Company believes the adoption of this guidance will not lead to a material impairment of goodwill in its consolidated financial statements for the fiscal year ending January 31, 2012.

In December 2010, the FASB issued guidance to amend the disclosure requirements related to reporting pro forma revenue and earnings for business combinations. This amended guidance requires an acquiring entity to report pro forma revenue and earnings information of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, this amended guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company has elected not to early adopt this guidance. As a result, it will be effective on a prospective basis for business combinations entered into after February 1, 2011. For business combinations that are material on an individual or aggregate basis entered into after February 1, 2011 adoption of this guidance is anticipated to result in additional disclosures.

3. INVESTMENTS

The Company accounts for its investments in accordance with the FASB’s guidance relating to accounting for certain investments in debt and equity securities and related pronouncements and classifies all debt and equity securities as available-for-sale.

As of January 31, 2011 and 2010, all the investments in ARS disclosed below (all of which were held by CTI as of such date) were restricted pursuant to the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009 and amended on June 19, 2010. As of January 31, 2010, all cash proceeds from sales and redemptions of ARS held in an account with UBS received prior to the settlement agreement and from sales and redemptions of ARS received after the original date of the settlement agreement, prior to amendment, were restricted. As of January 31, 2011, all cash proceeds from sales and redemptions of

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ARS (other than ARS that were held in an account with UBS) (including interest thereon) were restricted (see Note 26, Commitments and Contingencies).

Auction Rate Securities

The Company invested in ARS supported by corporate issuers and student loans. The ARS portfolio supported by corporate issuers consists of collateralized debt obligations and Regulation XXX securities (insurance industry-related ARS). The Company’s ARS supported by corporate issuers were rated between AAA and AA- by Standard & Poor’s (“S&P”) and Aaa and A3 by Moody’s Investor Service (“Moody’s”) when purchased. These corporate issued holdings were downgraded since the original purchase date, and the remaining two securities were rated A by S&P and C by Moody’s, respectively, as of January 31, 2011.

The ARS portfolio supported by student loans is substantially guaranteed by the Federal government under the Federal Family Education Loan Program. The Company’s ARS supported by student loans were all rated AAA by S&P and Aaa by Moody’s when purchased. The ARS supported by student loans were all rated between AAA and BB+ by S&P and between Aaa and Ba1 by Moody’s as of January 31, 2011.

Classification

In August 2010, the Company began to forecast that it will sell its remaining ARS during the fourth quarter of the fiscal year ending January 31, 2012 after the expiration of the restrictions on sales of ARS and the use of proceeds from sales thereof following the final payment under the settlement agreement of the consolidated shareholder class action due on or before November 15, 2011. Accordingly, the ARS are classified as current assets as of January 31, 2011.

Beginning in the third quarter of the fiscal year ended January 31, 2008, auctions for ARS began to fail. Although auctions began to fail, the ARS largely continued to pay interest and dividends at their stated terms through January 31, 2011. The ARS principal amounts associated with these failed auctions would not be accessible to the Company until either: (i) a successful auction occurs, (ii) an active secondary market develops, (iii) the security is called, or (iv) the security matures. Therefore, the Company believed it may not be able to access the underlying principal amounts at par within a twelve-month period. Accordingly, the Company re-classified those ARS that experienced failed auctions from short-term investments to long-term assets beginning in the period of failure. As of January 31, 2010, the Company classified all ARS as long-term investments except for ARS subject to the UBS Put, which was required to be exercised under the settlement agreement of the consolidated shareholder class action on June 30, 2010 and which was exercised by CTI on such date.

The Company sold $112.2 million and $29.9 million of aggregate principal amount of ARS during the fiscal years ended January 31, 2011 and 2010 resulting in gains of $23.8 million and $10.8 million, respectively, recognized in “Other income (expense), net.” Such gains represent a recovery of previously recognized other-than-temporary impairments as the fair market value of the ARS recovered toward par value.

As of January 31, 2011, proceeds from the sales and redemptions of ARS, including interest received subsequent to the date of the settlement agreement of the consolidated shareholder class action, of $33.4 million were classified within the consolidated balance sheet as “Restricted cash and bank time deposits.” As of January 31, 2010, $9.0 million from the sales of ARS subject to the UBS Put, were classified in “Restricted cash and bank time deposits” and sales proceeds of $17.1 million from all other ARS, including interest received subsequent to the date of settlement agreement, were classified within “Other assets” as long-term restricted cash.

Other-Than-Temporary Impairment

As a result of historic auction failures and declines in credit quality, the fair value of the ARS had declined. The fair value of the ARS was determined on a quarterly basis by the Company utilizing a discounted cash flow model, which considers, among other factors, assumptions about the (i) underlying collateral, (ii) credit risk associated with the issuer, and (iii) contractual maturity. The discounted cash flow model considers contractual future cash flows, representing both interest and principal payments. Future interest payments were projected using U.S. Treasury and swap curves over the remaining term of the ARS in accordance with the terms of each specific security and principal payments were assumed to be made at an estimated contractual maturity date taking into account applicable prepayments. Yields used to discount these payments were determined based on the specific characteristics of each security. Key considerations in the determination of the appropriate discount rate include the securities’ remaining term to maturity, capital structure subordination, quality and level of collateralization, complexity of the payout structure, credit rating of the issuer, and the presence or absence of additional insurance enhancement from monoline insurers.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For ARS that the Company determined that it could not assert that it intended to hold such ARS until their fair value recovered to amortized cost, the Company recorded other-than-temporary impairment charges of $0.4 million, $6.9 million and $86.5 million on a pre-tax basis during the fiscal years ended January 31, 2011, 2010 and 2009, respectively. These other-than-temporary impairment charges were recorded as a component of “Other income (expense), net” in the consolidated statements of operations (see Note 21, Other Income (Expense), Net).

The carrying amount of the Company’s ARS as of January 31, 2011 was $72.4 million with a corresponding principal amount of $94.4 million classified as short-term, available-for-sale investments in “Auction Rate Securities.” The carrying amount of the Company’s ARS as of January 31, 2010 was $114.7 million, of which $35.8 million is classified as short-term, available-for-sale investments in “Auction Rate Securities” and $78.8 million is classified as long-term, available-for-sale investments in “Auction rate securities” with corresponding aggregate principal amounts of $42.6 million and $164.0 million, respectively.

UBS Put

In November 2008, CTI accepted an offer from UBS AG (“UBS”) providing rights related to $51.6 million in aggregate principal amount of ARS that were held in an account with UBS (the “UBS Put”). Under the terms of the UBS Put, CTI had the right, but not the obligation, to sell its eligible ARS at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. Additionally, UBS had the right, at its discretion and at any time until July 2, 2012, to purchase the ARS from CTI at par value, which is defined as the price equal to the principal amount of the ARS plus accrued but unpaid dividends or interest, if any. Under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. Effective June 30, 2010, CTI exercised the UBS Put for the balance of the ARS that were subject to the UBS Put. UBS purchased from CTI, pursuant to its purchase right and upon exercise of the UBS Put by CTI, approximately $42.6 million and $9.0 million aggregate principal amount of ARS during the fiscal years ended January 31, 2011 and 2010, respectively.

In the fiscal year ended January 31, 2009, the Company recorded the UBS Put at its then fair value of $13.6 million in “Other assets” with a corresponding gain recorded in “Other income (expense), net.” The Company did not elect the fair value option under the FASB’s guidance. Consequently, the UBS Put was carried at historical cost and assessed for impairment. The Company evaluated the UBS Put for impairment based on redemptions and changes in fair value of the related ARS subject to the UBS Put and during the fiscal years ended January 31, 2011 and 2010 recorded $6.7 million and $6.9 million, respectively, of pre-tax impairment charges, which were classified in “Other income (expense), net.” Due to its exercise on June 30, 2010, the Company had no recorded amounts in connection with the UBS Put as of January 31, 2011. As of January 31, 2010, the UBS Put’s carrying value was $6.7 million (recorded in “Prepaid expenses and other current assets”) and the fair value of the related ARS was $35.8 million before consideration of the UBS Put, with a corresponding principal amount of $42.6 million.

The following is a summary of available-for-sale securities as of January 31, 2011 and 2010:

	January 31, 2011
		Included in Accumulated Other Comprehensive (Loss) Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
Auction rate securities-Student loans	$71,900	$16,044	$—	$(24,181)	$63,763
Auction rate securities-Corporate issuers	22,500	5,619	—	(19,441)	8,678

Total short-term investments	$94,400	$21,663	$—	$(43,622)	$72,441

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	January 31, 2010
		Included in Accumulated Other Comprehensive (Loss) Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
Auction rate securities-Student loans	$42,550	$11,136	$—	$(17,840)	$35,846

Total short-term investments	$42,550	$11,136	$—	$(17,840)	$35,846

Long-term:
Auction rate securities-Corporate issuers	$91,200	$6,973	$—	$(79,509)	$18,664
Auction rate securities-Student loans	72,800	11,946	—	(24,606)	60,140

Total long-term investments	$164,000	$18,919	$—	$(104,115)	$78,804

The ARS have stated maturities in excess of 5 years.

Investments with original maturities of three months or less, when purchased, are included in cash and cash equivalents, in “Restricted cash and bank time deposits” or in long-term restricted cash (long-term restricted cash is classified within “Other assets”) in the consolidated balance sheets. Such investments are not reflected in the tables above for January 31, 2011 or 2010, and include commercial paper and money market funds totaling $195.8 million and $236.6 million as of January 31, 2011 and 2010, respectively. There were no unrealized gains (losses) as of January 31, 2011 and 2010.

There were no investments in unrealized loss positions as of January 31, 2011 and 2010.

The Company sold investments for proceeds of $57.3 million, $175.2 million and $438.1 million in the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

The gross realized gains and losses on the Company’s investments are as follows, for the fiscal years presented below:

(In thousands)	Gross Realized Gains	Gross Realized Losses
January 31, 2011	$23,810	$—

January 31, 2010	$10,788	$—

January 31, 2009	$6,412	$3,014

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of other comprehensive income (loss) related to available-for-sale securities are as follows:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(In thousands )
Accumulated OCI related to available for sale securities, beginning of year	$25,663	$10,302	$753

Unrealized gains on available-for-sale securities	6,950	20,048	12,775
Reclassification adjustment for (gains) losses included in net loss	(15,483)	(3,582)	2,010

Unrealized (losses) gains on available-for-sale securities, before tax	(8,533)	16,466	14,785

Other comprehensive income (loss) attributable to noncontrolling interest	26	53	(38)

Deferred income tax benefit (provision)	715	(1,158)	(5,198)

Unrealized (losses) gains on available-for-sale securities, net of tax	(7,792)	15,361	9,549

Accumulated OCI related to available for sale securities, end of year	$17,871	$25,663	$10,302

4. INVENTORIES, NET

Inventories, net of reserves of $26.4 million and $26.8 million, as of January 31, 2011 and 2010, respectively, consist of:

	January 31,
	2011	2010
	(In thousands)
Finished goods	$7,679	$6,536
Work in process	29,159	44,067
Raw materials	29,774	30,401

	$66,612	$81,004

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of January 31, 2011 and 2010 consist of:

	January 31,
	2011	2010
	(In thousands)
Land	$3,861	$29,255

Fixtures and equipment	297,840	303,541
Software	44,378	41,194
Buildings	2,204	2,250
Leasehold improvements	30,244	28,034

	374,666	375,019
Less accumulated depreciation and amortization	(311,684)	(304,733)

	$62,982	$70,286

Total	$66,843	$99,541

Depreciation and amortization expense of property and equipment was $32.5 million, $42.3 million and $48.7 million for the fiscal years ended January 31, 2011, 2010 and 2009, respectively. The Company also wrote off property and equipment, net of $1.3 million, $6.4 million and $4.6 million during the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

On September 16, 2010, Comverse Ltd., an Israeli company and a wholly-owned subsidiary of Comverse, Inc., entered into an agreement for the sale of land in Ra’anana, Israel to a third party for approximately $28.5 million. Approximately $27.1 million of such proceeds have been received, with the balance being held in escrow to cover, to extent necessary, any applicable taxes and levies. The Company recorded a net gain of $2.4 million on the sale of this land.

6. BUSINESS COMBINATIONS

The results of operations of the acquired entities are included from their respective dates of acquisition and any excess of the fair value of consideration transferred over the sum of the fair value of amounts assigned to identifiable tangible and intangible assets, liabilities assumed and any noncontrolling interest is recorded as goodwill in accordance with the FASB’s guidance.

Verint Segment

On February 4, 2010, Verint acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions. Prior to this acquisition, Verint licensed certain technology from Iontas, whose solutions measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments. Verint acquired Iontas, among other objectives, to expand the desktop analytical capabilities of its workforce optimization solutions. The financial results of Iontas have been included in the consolidated financial statements from February 4, 2010.

Verint acquired Iontas for total consideration valued at $21.7 million, including cash consideration of $17.7 million, and additional milestone-based contingent payments of up to $3.8 million, tied to certain performance targets being achieved over the two-year period following the acquisition date.

Verint recorded the acquisition-date estimated fair value of the contingent consideration of $3.2 million as a component of the purchase price of Iontas. The acquisition-date fair value of the contingent consideration was measured based on the probability-adjusted present value of the contingent consideration expected to be earned and transferred. The fair value of the contingent consideration was remeasured as of January 31, 2011 at $3.5 million, and the change in the fair value of the contingent consideration between the acquisition date and January 31, 2011 was recorded within selling, general and administrative expenses in the consolidated statements of operations.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The purchase price to acquire Iontas also included $1.5 million of prepayments for product licenses and support services procured from Iontas prior to the acquisition date, partially offset by $0.7 million of trade accounts payable to Iontas as of the acquisition date.

The following table sets forth the components and the allocation of the purchase price of Iontas.

	Amount	Estimated Useful Lives
	(In thousands)
Components of Purchase Price:
Cash	$17,738
Fair value of contingent consideration	3,224
Prepaid product licenses and support services	1,493
Trade accounts payable	(712)

Total purchase price	$21,743

Allocation of Purchase Price:
Net tangible assets:
Cash and cash equivalents	$2,569
Other current assets	286
Other assets	89
Current liabilities	(211)
Deferred income taxes—current and long term	(993)

Net tangible assets	1,740

Identifiable intangible assets:
Developed technology	6,949	6 years
Non-competition agreements	278	3 years

Total identifiable intangible assets (1)	7,227

Goodwill	12,776

Total purchase price	$21,743

(1)	The weighted-average amortization period of all finite-lived identifiable intangible assets is 5.9 years.

Among the factors that contributed to the recognition of goodwill in this transaction were the expansion of Verint’s desktop analytical capabilities and suite of products and services, and the addition of an assembled workforce.

Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million, and were expensed as incurred.

The pro forma impact of the Iontas acquisition is not material to the consolidated operating results and is therefore not presented. Revenue from Iontas for the fiscal year ended January 31, 2011 also was not material.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. GOODWILL

The changes in the carrying amount of goodwill in the Comverse, Verint and All Other segments for the fiscal years ended January 31, 2011, 2010 and 2009 are as follows:

	Comverse	Verint	All Other (1)	Total
	(In thousands)
For the Year Ended January 31, 2009
Goodwill, gross at January 31, 2008	$313,666	$825,601	$7,559	$1,146,826
Accumulated impairment losses at January 31, 2008	(135,101)	—	—	(135,101)

Goodwill, net, at January 31, 2008	178,565	825,601	7,559	1,011,725
Goodwill adjustments: (2)
ViewLinks	—	237	—	237
Witness	—	1,067	—	1,067
Other	—	(549)	—	(549)
Impairment	(21,354)	—	—	(21,354)
Effect of changes in foreign currencies and other	(2,496)	(51,425)	—	(53,921)

Goodwill, net, at January 31, 2009	$154,715	$774,931	$7,559	$937,205

For the Year Ended January 31, 2010
Goodwill, gross at January 31, 2009	$311,170	$774,931	$7,559	$1,093,660
Accumulated impairment losses at January 31, 2009	(156,455)	—	—	(156,455)

Goodwill, net, at January 31, 2009	154,715	774,931	7,559	937,205
Goodwill adjustments: (2)
ViewLinks	—	89	—	89
Effect of changes in foreign currencies and other	972	15,131	—	16,103

Goodwill, net, at January 31, 2010	$155,687	$790,151	$7,559	$953,397

For the Year Ended January 31, 2011
Goodwill, gross at January 31, 2010	$312,142	$790,151	$7,559	$1,109,852
Accumulated impairment losses at January 31, 2010	(156,455)	—	—	(156,455)

Goodwill, net, at January 31, 2010	155,687	790,151	7,559	953,397
Acquisition of Iontas Limited	—	12,776	—	12,776
Effect of changes in foreign currencies and other	7	1,044	—	1,051

Goodwill, net, at January 31, 2011	$155,694	$803,971	$7,559	$967,224

Balance at January 31, 2011
Goodwill, gross at January 31, 2011	$312,149	$803,971	$7,559	$1,123,679
Accumulated impairment losses at January 31, 2011	(156,455)	—	—	(156,455)

Goodwill, net, at January 31, 2011	$155,694	$803,971	$7,559	$967,224

(1)	The amount of goodwill in the “All Other” segment is attributable to Starhome.
(2)	During the fiscal years ended January 31, 2010 and 2009, goodwill related to certain acquisitions was adjusted due to earn-out payments or recoveries, tax adjustments and a lease abandonment settlement.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. The Company performed goodwill impairment tests for each of its reporting units as of November 1, 2010, 2009 and 2008. Such annual goodwill impairment tests did not result in impairment charges. The Company continues to monitor goodwill for impairment in subsequent fiscal periods.

During the fiscal year ended January 31, 2011, the Company identified circumstances that required goodwill to be tested for impairment prior to the November 1, 2010 annual impairment testing date due to the Comverse reporting unit experiencing continued operating losses and cash out flows. As a result, the Company performed an interim impairment test of goodwill as of July 31, 2010, for its Comverse reporting unit and determined that the fair value of the Comverse reporting unit exceeded its carrying value and goodwill was not impaired as of that date.

During the fiscal year ended January 31, 2010, the Company did not identify circumstances that required goodwill to be tested for impairment prior to the November 1, 2009 annual impairment testing date. However, subsequent to the November 1, 2009 impairment testing date, the Comverse reporting unit experienced continued operating losses and cash outflows. As a result, the Company performed an interim impairment test of goodwill as of January 31, 2010, for its Comverse reporting unit and determined that the fair value of the Comverse reporting unit exceeded its carrying value and goodwill was not impaired as of that date.

During the fiscal year ended January 31, 2009, the Company identified circumstances that required goodwill to be tested for impairment prior to the November 1, 2008 annual impairment testing date. As a result, the Company performed an interim impairment test of goodwill as of July 31, 2008 at the Netcentrex reporting unit of the Comverse segment due to a continuing decrease in its results of operations compared to its prior performance and a continued reduction in orders from a key customer. The Company determined the carrying value of the Netcentrex reporting unit exceeded its fair value and recorded an impairment charge of $21.4 million to write-down the remaining goodwill of the Netcentrex reporting unit of the Comverse segment as of such date.

Verint recorded non-cash goodwill impairment charges of $26.0 million in its consolidated statements of operations for the fiscal year ended January 31, 2009. The Company’s reporting units are combined at a higher level than that of Verint for its standalone consolidated financial statements, and the fair value of the Company’s Verint reporting units exceeded their carrying value and, accordingly, no impairment charge was recorded in the Company’s consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. INTANGIBLE ASSETS, NET

Acquired intangible assets as of January 31, 2011 and 2010 are as follows:

		January 31,
	Useful Life	2011	2010
		(In thousands)
Gross carrying amount:
Acquired technology	2 to 7 years	$164,796	$152,629
Customer relationships	6 to 10 years	233,995	233,975
Trade names	3 to 10 years	12,952	12,951
Non-competition agreements	3 to 10 years	5,215	3,429
Distribution network	10 years	2,440	2,440

		419,398	405,424

Accumulated amortization:
Acquired technology		110,740	87,124
Customer relationships		95,753	72,658
Trade names		12,577	10,824
Non-competition agreements		2,760	2,203
Distribution network		1,108	864

		222,938	173,673

Total		$196,460	$231,751

Acquired intangible assets by operating segment as of January 31, 2011 and 2010 are as follows:

	January 31,
	2011	2010
	(In thousands)
Comverse	$39,389	$57,918
Verint	157,071	173,833

Total	$196,460	$231,751

Amortization of intangible assets was $49.1 million, $52.3 million and $60.3 million for the fiscal years ended January 31, 2011, 2010 and 2009, respectively. In connection with its testing of goodwill, the Company also tested long-lived assets, including finite-lived intangible assets. The Company did not record an impairment charge to finite-lived intangible assets for the fiscal year ended January 31, 2011. The Company recorded non-cash, pre-tax impairment charges to finite-lived intangible assets of the Netcentrex reporting unit assets of $3.4 million and $27.0 million for the fiscal years ended January 31, 2010 and 2009, representing the remainder of the Netcentrex reporting unit’s intangible assets.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Fiscal Years Ending January 31,
(In thousands)
2012	$48,825
2013	45,195
2014	28,653
2015	25,523
2016	22,372
2017 and thereafter	25,892

$196,460

9. OTHER ASSETS

Other assets as of January 31, 2011 and 2010 consist of:

	January 31,
	2011	2010
	(In thousands)
Severance pay fund (1)	$44,674	$47,759
Deposits	12,711	10,936
Deferred financing costs, net	9,725	8,474
Capitalized software costs, net of accumulated amortization of $56,294 and $54,069, respectively	6,787	8,530
Long-term tax receivable	18,898	18,673
Long-term restricted cash	8,406	18,572
Other	6,663	6,476

	$107,864	$119,420

(1)	Represents deposits into insurance policies to fund severance liability (see Note 16, Other Long-Term Liabilities).

Capitalized Software Costs

Included in other assets are capitalized software costs, which represent costs incurred primarily to develop Verint’s commercial software products. The roll forward of net capitalized software costs is as follows:

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal Years Ended January 31,
	2011	2010
	(In thousands)
Capitalized software costs, net, beginning of year	$8,530	$10,489
Software costs capitalized during the year	2,527	2,715
Amortization of software costs	(4,236)	(4,717)
Effect of changes in foreign currencies	(34)	43

Capitalized software costs, net, end of year	$6,787	$8,530

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of January 31, 2011 and 2010 consist of:

	January 31,
	2011	2010
	(In thousands)
Accrued compensation and benefits	$137,025	$136,536
Accounts payable	105,220	135,436
Accrued legal, audit and professional fees	26,824	36,858
Accrued taxes-other than income taxes	51,229	47,350
Accrued commissions	29,520	33,971
Accrued outside services-contractors	13,354	16,414
Accrued project costs	2,931	4,849
Accrued workforce reduction and restructuring	5,813	5,123
Accrued travel and entertainment	4,532	6,477
Other accrued expenses (1)	25,492	27,666

	$401,940	$450,680

(1)	Includes liabilities related to the Company’s 401(k) Plans.

Each of CTI, Comverse and Verint maintains a 401(k) plan for its full-time employees. These plans allow eligible employees to elect to contribute up to 60 percent of their annual compensation, subject to the prescribed maximum amount. The respective company matches employee contributions at a rate of 50 percent, limited to a maximum annual matched contribution of $2,000 per employee. Employee contributions are always fully vested. The respective company’s matching contributions for each year vest on the last day of the calendar year providing the employee remains employed with the respective company on that day. During the fiscal years ended January 31, 2011, 2010 and 2009, the Company’s matching contributions to the 401(k) plan amounted to $2.5 million, $2.5 million and $2.5 million, respectively.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Comverse 2010 Restructuring Initiatives

First Quarter 2010 Restructuring Initiative

During the first quarter of the fiscal year ended January 31, 2011, Comverse’s management approved a restructuring plan to eliminate staff positions and close certain facilities in order to streamline Comverse’s activities. The aggregate cost of the plan of $7.0 million was recorded during the fiscal year ended January 31, 2011. Severance-related and facilities-related costs of $6.0 million and $0.9 million, respectively, were paid during the fiscal year ended January 31, 2011 with the remaining costs of $0.1 million expected to be substantially paid by January 31, 2012.

Third Quarter 2010 Restructuring Initiative

During the third quarter of the fiscal year ended January 31, 2011, the Company commenced the first phase of a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. The first phase of the plan includes termination of certain employees located primarily in Israel, the U.S., Asia Pacific and the United Kingdom. In relation to this first phase, the Company recorded severance-related costs of $11.6 million and facilities-related costs of $0.2 million during the fiscal year ended January 31, 2011. Severance-related and facilities-related costs of $9.1 million and $0.1 million, respectively, were paid during the fiscal year ended January 31, 2011 with the remaining costs of $2.5 million expected to be substantially paid by January 31, 2012.

During the first quarter of the fiscal year ending January 31, 2012, Comverse commenced the implementation of the Phase II Business Transformation that focuses on process reengineering to maximize business performance, productivity and operational efficiency (see Note 28, Subsequent Events).

Netcentrex 2010 Initiative

During the fiscal year ended January 31, 2011, Comverse’s management, as part of initiatives to improve focus on its core business and to maintain its ability to face intense competitive pressures in its markets, began pursuing a wind down of the Netcentrex business. In connection with the wind down, Comverse’s management approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. In relation to this first phase, the Company recorded severance-related costs of $10.9 million and paid $8.0 million of such costs during the fiscal year ended January 31, 2011. The remaining costs of the first phase of $2.9 million are expected to be substantially paid by January 31, 2012. As an alternative to a wind down, management continues to evaluate other strategic options for the Netcentrex business.

Comverse Pre 2010 Initiatives

During prior fiscal years, Comverse implemented a number of restructuring programs. These programs had various objectives, including changes to organizational structure and product offerings, to better align its cost structure with the business environment and to improve the efficiency of its operations through reductions in workforce, restructuring of operations, abandoning and closing certain facilities, innovations to enhance the quality of its product offerings to better meet its customers’ needs and improve delivery and service capabilities. The balance of severance and facilities-related costs in relation to these programs of $0.3 million as of January 31, 2011, is expected to be paid at various dates through January 2017.

Verint Initiatives

In conjunction with the acquisition of Witness in May 2007, Verint took several actions, primarily during the fiscal years ended January 31, 2009 and 2008, to reduce fixed costs, eliminate redundancies, strengthen operational focus, and better position itself to respond to market pressures or unfavorable economic conditions. As a result, Verint incurred restructuring charges of $0.9 million during the fiscal year ended January 31, 2009 and paid $1.3 million of accrued costs during the fiscal year ended January 31, 2009, representing all amounts accrued.

Verint recorded additional restructuring charges in relation to these actions of $0.1 million during the fiscal year ended January 31, 2010, all of which were paid during the fiscal year ended January 31, 2011.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the fiscal year ended January 31, 2009, as a result of reduced demand for consulting services in Europe, Verint implemented a cost reduction plan, which resulted in the elimination of approximately 30 positions. Verint recorded and paid charges of $1.4 million during the fiscal year ended January 31, 2009.

In addition, during the fiscal year ended January 31, 2009, Verint implemented a global cost reduction plan in order to reduce operating costs in response to uncertainty in the global economic environment. These cost reduction initiatives included a restructuring plan which included the elimination of approximately 90 positions throughout all functional areas of its global workforce, reducing utilization of outside contractors and consultants, and the closing of one leased facility. Verint recorded the majority of these restructuring expenses with charges of $3.2 million, including $2.8 million for severance and related benefits and $0.4 million for the exit from the leased facility and other costs. Of the amount accrued, $2.7 million was paid during the fiscal year ended January 31, 2009 and the remaining $0.5 million was paid during the fiscal year ended January 31, 2010. All activity under the plan was completed as of January 31, 2010.

Other Initiatives

During the fiscal years ended January 31, 2010 and 2009, there were various other insignificant initiatives that occurred at Starhome.

The following table represents a roll forward of the workforce reduction and restructuring activities noted above:

	Netcentrex 2010 Initiative		Comverse Third Quarter 2010 Initiative		Comverse First Quarter 2010 Initiative		Pre 2010 initiatives		Verint Initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Other Initiatives	Total
	(In thousands)
January 31, 2008	$—	$—	$—	$—	$—	$—	$923	$11,251	$1,336	$—	$—	$13,510
Charges	—	—	—	—	—	—	7,322	1,481	5,287	398	999	15,487
Change in assumptions	—	—	—	—	—	—	—	—	—	—	—	—
Paid or utilized	—	—	—	—	—	—	(6,499)	(4,062)	(6,086)	(398)	(995)	(18,040)

January 31, 2009	—	—	—	—	—	—	1,746	8,670	537	—	4	10,957

Charges	—	—	—	—	—	—	13,019	2,558	141	—	128	15,846
Change in assumptions	—	—	—	—	—	—	(32)	(273)	—	—	—	(305)
Paid or utilized	—	—	—	—	—	—	(14,034)	(6,468)	(562)	—	(132)	(21,196)

January 31, 2010	—	—	—	—	—	—	699	4,487	116	—	—	5,302

Charges	10,885	—	11,600	191	6,035	1,007	18	314	—	—	—	30,050
Change in assumptions	—	—	—	—	—	—	(120)	4	—	—	—	(116)
Paid or utilized	(7,975)	—	(9,138)	(105)	(6,029)	(913)	(370)	(4,776)	(116)	—	—	(29,422)

January 31, 2011	$2,910	$—	$2,462	$86	$6	$94	$227	$29	$—	$—	$—	$5,814

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. DEBT

As of January 31, 2011 and 2010, debt is comprised of the following:

	January 31,
	2011	2010
	(In thousands)
Convertible debt obligations	$2,195	$2,195
Term loan	583,234	605,912
Line of credit	6,000	—
Revolving credit facility	—	15,000

Total debt	591,429	623,107
Less: current portion	8,195	22,678

Total long-term debt	$583,234	$600,429

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

The Convertible Debt Obligations mature on May 15, 2023 and do not bear interest. Under the provisions of the FASB’s guidance relating to debt with conversion and other options, that may be settled in cash upon conversion including partial cash payments, the Company recorded debt discount of $73.1 million as of the exchange date (January 26, 2005) of the New Convertible Debt Obligations, and amortized that amount to “Interest expense” utilizing the effective interest method over a 3.3 year period (expected life of the liability) to May 15, 2008, the first designated date on which the holders had the right to require CTI to repurchase their New Convertible Debt Obligations. The debt discount was fully amortized as interest expense through May 15, 2008, at an effective rate of 5.83%.

The Convertible Debt Obligations are not secured by any assets of the Company and are not guaranteed by any of CTI’s subsidiaries.

Under the terms of the indenture governing the New Convertible Debt Obligations, CTI had an obligation to offer to purchase for cash the New Convertible Debt Obligations on May 15, 2009. To meet its obligations under the indenture, CTI commenced a tender offer on April 17, 2009. Upon the completion of the tender offer on May 15, 2009, CTI purchased, using available cash, $417.3 million aggregate principal amount of New Convertible Debt Obligations. Following the repurchase of the New Convertible Debt Obligations, as of January 31, 2011 and 2010, CTI had $2.2 million aggregate principal amount of outstanding Convertible Debt Obligations, which, as of such dates, included $0.1 million of aggregate principal amount of outstanding New Convertible Debt Obligations.

Each $1,000 principal amount of the New Convertible Debt Obligations and Existing Convertible Debt Obligations is convertible, at the option of the holder upon the circumstances described below, into shares of CTI’s common stock at a conversion price of $17.9744 per share (equal to a conversion rate of 55.6347 shares per $1,000 principal amount of Existing Convertible Debt Obligations), subject to adjustment for certain events.

Conversion of the New Convertible Debt Obligations is made based on a net share settlement feature, which provides that, upon conversion, CTI would pay to the holder cash equal to the lesser of the conversion value and the principal amount of the New Convertible Debt Obligations being converted and would issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of CTI’s common stock.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Convertible Debt Obligations are convertible: (i) during any quarter, if the closing price per share for a period of at least twenty days in the thirty consecutive trading-day period ending on the last trading day of the preceding fiscal quarter is more than 120% of the conversion price per share in effect on that thirtieth day; (ii) on or before May 15, 2018, if during the five business-day period following any ten consecutive trading-day period in which the daily average trading price for the Convertible Debt Obligations for that ten trading-day period was less than 105% of the average conversion value for the Convertible Debt Obligations during that period; (iii) during any period, if following the date on which the credit rating assigned to the Convertible Debt Obligations by S&P is lower than “B-” or upon the withdrawal or suspension of the Convertible Debt Obligations rating at CTI’s request; (iv) if CTI calls the Convertible Debt Obligations for redemption; or (v) upon other specified corporate transactions. On August 19, 2010, S&P discontinued rating the Convertible Debt Obligations at which time they became convertible and were reclassified to current liabilities as of such date.

In addition, CTI had the right to redeem the New Convertible Debt Obligations and Existing Convertible Debt Obligations for cash at any time on or after May 15, 2009 and May 15, 2008, respectively, at their principal amount. On each of May 15, 2013 and May 15, 2018 and following a termination of trading of CTI’s common stock on a national securities exchange or on an established automated over-the-counter trading market in the United States, or in certain instances, upon a change of control, each holder of Convertible Debt Obligations will have the right to have all of the principal amount of its Convertible Debt Obligations, or any portion of the principal amount thereof, repurchased by CTI for cash at a purchase price of 100% of the principal amount of such holder’s Convertible Debt Obligations.

Verint Credit Facilities

On May 25, 2007, Verint entered into a credit agreement with a group of banks to fund a portion of the acquisition of Witness. On April 29, 2011, Verint (i) entered into a credit agreement (the “New Credit Agreement”) with a group of lenders and Credit Suisse AG, as administrative agent and collateral agent for the lenders (in such capacities, the “Agent”), and (ii) terminated the credit agreement, dated May 25, 2007 (the “Prior Facility”). The discussion below relates to the Prior Facility which was in effect during the fiscal year ended January 31, 2011. For a discussion of the terms of the New Credit Agreement, see Note 28, Subsequent Events.

Prior Facility

The Prior Facility provided for a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit that was scheduled to mature on May 25, 2014 and May 25, 2013, respectively. Verint’s $25.0 million revolving line of credit was effectively reduced to $15.0 million during the fiscal quarter ended October 31, 2008, in connection with the bankruptcy of Lehman Brothers and the related subsequent termination of its revolving commitment under the Prior Facility in June 2009. As further discussed below, the borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010. During the quarter ended January 31, 2009, Verint borrowed the full $15.0 million then available under the revolving line of credit, which Verint repaid during the fiscal quarter ended January 31, 2011.

In July 2010, the Prior Facility was amended to, among other things, (a) change the method of calculation of the applicable interest rate margin to be based on Verint’s periodic consolidated leverage ratio, (b) add a London Interbank Offered Rate (“LIBOR”) floor of 1.50%, (c) change certain negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (d) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the Prior Facility from $50.0 million to $200.0 million. Also in July 2010, Verint amended the Prior Facility to increase the revolving line of credit from $15.0 million to $75.0 million. The commitment fee for unused capacity under the revolving line of credit was increased from 0.50% to 0.75% per annum.

In consideration for the July 2010 amendments, Verint paid $2.6 million to its lenders. These payments were included within deferred debt-related costs as of January 31, 2011 and for the fiscal year ended January 31, 2010 were subject to amortization over the remaining contractual term of the Prior Facility, as further discussed below. Legal fees and other out-of-pocket costs directly relating to these amendments, which were expensed as incurred, were not significant.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Substantial modifications of credit terms require assessment to determine whether the modifications should be accounted for and reported in the same manner as a formal extinguishment of the prior arrangement and replacement with a new arrangement, with the potential recognition of a gain or loss on the extinguishment. The July 2010 Prior Facility amendments were determined to be modifications of the prior arrangement, not requiring extinguishment accounting.

Following the July 2010 modifications, borrowings under Verint’s term loan and revolving credit facilities bore interest at a rate of either, at Verint’s election, (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) one-month LIBOR (subject to a 1.50% floor) plus 1.00%, or (b) LIBOR (subject to a 1.50% floor), plus, in either case, an applicable interest rate margin. In the case of prime rate or federal funds rate (“Base Rate”) borrowings, the interest rate adjusted in unison with the underlying index. In the case of LIBOR borrowings, the interest rate adjusted at the end of the relevant LIBOR period. Prior to the July 2010 modifications, the applicable interest rate margin under the Prior Facility was determined by reference to Verint’s corporate ratings, and twice increased (in February 2008 and again in August 2008) due to Verint’s failure to deliver certain audited financial statements and lack of corporate ratings, and subsequently decreased in June 2010 when Verint delivered the required audited financial statements and obtained corporate ratings. From July 2010, the applicable interest rate margin was determined by reference to Verint’s consolidated leverage ratio, which is further discussed below, and could vary from 2.50% to 3.25% with respect to Base Rate borrowings, and 3.50% to 4.25% with respect to LIBOR borrowings.

As of January 31, 2011, the interest rate on the term loan was 5.25%.

Optional prepayments of the loans were permitted without premium or penalty (other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBOR). The loans were also subject to mandatory prepayment requirements based upon certain asset sales, excess cash flow, and certain other events.

The term loan originally amortized in 27 consecutive quarterly installments of $1.6 million each, beginning August 1, 2007, followed by a final amortization payment of the remaining outstanding principal amount when the loan matured. In July 2007, Verint made an optional term loan prepayment of $40.0 million, $13.0 million of which was applied to the eight immediately following principal payments and $27.0 million of which was applied pro rata to the remaining principal payments. In May 2009, Verint made a $4.1 million mandatory excess cash flow prepayment on the term loan, related to the fiscal year ended January 31, 2009, which was applied to the three immediately following principal payments. In May 2010, Verint made a $22.1 million mandatory excess cash flow prepayment of the term loan, related to the fiscal year ended January 31, 2010, $12.4 million of which was scheduled to be applied to the eight immediately following principal payments and $9.7 million of which was scheduled to be applied pro rata to the remaining principal payments based on the terms of the Prior Facility. A mandatory excess cash flow prepayment was not required in respect of Verint’s fiscal year ended January 31, 2011.

Verint paid debt issuance costs of $13.6 million associated with the May 2007 origination of the Prior Facility and incurred $4.3 million of additional costs for subsequent modifications of the Prior Facility, which were deferred and were classified within “Other assets.” These deferred costs were subject to amortization over the original or remaining term of the Prior Facility, as applicable. Amortization of deferred costs associated with the term loan was recorded using the effective interest rate method, while amortization of deferred costs associated with the revolving credit facility was recorded on a straight-line basis.

During the fiscal years ended January 31, 2011, 2010, and 2009, Verint incurred $26.2 million, $22.6 million and $35.2 million of interest expense, respectively, on borrowings under the Prior Facility. Verint also recorded amortization of its deferred debt issuance costs of $2.8 million, $1.9 million and $1.7 million for the fiscal years ended January 31, 2011, 2010, and 2009, respectively, reported within interest expense. Included in the deferred debt-related cost amortization for the fiscal years ended January 31, 2011 and 2010 were $0.3 million and $0.1 million, respectively, of additional amortization associated with the principal prepayments in those fiscal years.

Verint’s obligations under the Prior Facility were guaranteed by certain of Verint’s domestic subsidiaries (including Witness) and were secured by substantially all of the assets of Verint Systems and these subsidiaries. The Prior Facility was not guaranteed by CTI and was not secured by any of its assets.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Prior Facility contained customary affirmative and negative covenants for credit facilities of its type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, dividends and distributions, acquisitions and dispositions of assets, investments and loans, transactions with affiliates, and nature of business. Accordingly, the Prior Facility precluded Verint Systems from paying cash dividends and limited its ability to make asset distributions to its stockholders, including CTI.

The Prior Facility contained one financial covenant that required Verint not to exceed a certain consolidated leverage ratio, as of each fiscal quarter end, with respect to the then applicable trailing twelve months. The consolidated leverage ratio was defined as Verint’s consolidated net total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the agreement. As amended in July 2010, the consolidated leverage ratio was not permitted to exceed 3.50:1 for periods through October 31, 2011, and was not permitted to exceed 3.00:1 for all quarterly periods thereafter. As of January 31, 2011, Verint was in compliance with such requirements.

The Prior Facility also included a requirement that Verint submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year, beginning with the financial statements for the fiscal year ended January 31, 2010. Should Verint have failed to deliver such audited consolidated financial statements as required, the agreement provided a thirty day period to cure such default, or an event of default would occur.

In April 2010, Verint entered into an amendment to the Prior Facility to extend the due date for delivery of audited consolidated financial statements and related documentation for the fiscal year ended January 31, 2010 from May 1, 2010 to June 1, 2010. In consideration for this amendment, Verint paid $0.9 million to its lenders, which was included within deferred debt-related costs and was subject to amortization over the remaining term of the Prior Facility, as discussed above. Legal fees and other out-of-pocket costs directly relating to the amendment, which were expensed as incurred, were not significant.

The Prior Facility contained customary events of default with corresponding grace periods. If an event of default occurred and was continuing, the lenders could terminate and/or suspend their obligations to make loans and issue letters of credit under the Prior Facility and/or accelerate amounts due and/or exercise other rights and remedies. In the case of certain events of default related to insolvency and receivership, the commitments of the lenders would be automatically terminated and all outstanding loans would become immediately due and payable.

On May 25, 2007, concurrently with entry into the Prior Facility, Verint entered into a pay-fixed/receive-variable interest rate swap agreement with a multinational financial institution with a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. The original term of the interest rate swap extended through May 2011. However, in July 2010, Verint terminated the interest rate swap in exchange for a payment of $21.7 million to the counterparty, made in August 2010, representing the approximate present value of the expected remaining quarterly settlement payments Verint otherwise would have owed under the swap agreement. Verint recorded a $3.1 million loss on the interest rate swap for the fiscal year ended January 31, 2011. See Note 13, “Derivatives and Financial Instruments” for further details regarding the interest rate swap agreement.

Comverse Ltd. Lines of Credit

As of January 31, 2010, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $25.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million. In December 2010, this line of credit was further decreased to $10.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to $10.0 million. As of January 31, 2011 and 2010, Comverse Ltd. had utilized $4.0 million and $7.7 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of January 31, 2010, Comverse Ltd. had an additional line of credit with a bank for $20.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to $15.0 million. As of January 31, 2010, Comverse Ltd. had no outstanding borrowings under the line of credit. In December 2010, Comverse Ltd. borrowed and repaid $6.0 million under the line of credit. In January 2011, Comverse Ltd. borrowed $6.0 million under the line of credit which remained outstanding as of January 31, 2011. The weighted-average interest rate on these outstanding borrowings for the fiscal year ended January 31, 2011 was 1.425%. During the fiscal quarter ended April 30, 2011, Comverse Ltd. repaid in full all borrowings under the line of credit. As of January 31, 2011 and 2010, Comverse Ltd. had utilized $7.3 million and $9.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as disclosed above, the lines of credit have no financial covenant provisions. These cash balances required to be maintained with the banks were classified within the consolidated balance sheets as “Restricted cash and bank time deposits” as of January 31, 2011 and 2010.

Debt maturities

The Company’s debt maturities are as follows:

Fiscal years ending January 31:
(In thousands)
2012	$8,195
2013	4,593
2014	6,123
2015	572,518

$591,429

13. DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company entered into derivative arrangements to manage a variety of risk exposures during the fiscal years ended January 31, 2011, 2010 and 2009, including interest rate risk associated with Verint’s Prior Facility and foreign currency risk related to forecasted foreign currency denominated payroll costs at the Company’s Comverse, Verint and Starhome subsidiaries. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.

Forward Contracts

During the fiscal years ended January 31, 2011, 2010 and 2009, Comverse entered into a series of short-term foreign currency forward contracts and short-term participating foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekels (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of “Total other comprehensive loss” in the consolidated statements of equity. Such amounts are reclassified to the consolidated statements of operations when the effects of the item being hedged are recognized in the consolidated statements of operations. The Comverse derivatives outstanding as of January 31, 2011 are short-term in nature and are due to contractually settle within the next twelve months.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the fiscal years ended January 31, 2011, 2010 and 2009, Verint entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates primarily relating to compensation and related expenses denominated in currencies other than USD, primarily the NIS and Canadian dollar. Verint’s joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in USD. Certain of these foreign currency forward contracts were not designated as hedging instruments under the FASB’s guidance, and therefore, gains and losses from changes in their fair values were reported in “Other income (expense), net” in the consolidated statements of operations. Changes in the fair value of effective forward contracts qualifying for cash flow hedge accounting under the FASB’s guidance are recorded as part of “Total other comprehensive loss” in the consolidated statements of equity. Such amounts are reclassified to the consolidated statements of operations when the effects of the item being hedged are recognized in the consolidated statements of operations. The Verint derivatives outstanding as of January 31, 2011 are short-term in nature and generally have maturities of no longer than twelve months. As of January 31, 2011, several contracts extended beyond twelve months, settling at various dates through February 2012.

During the fiscal years ended January 31, 2011 and 2010, Starhome entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates mainly relating to payroll costs denominated in the NIS. Certain of these foreign currency forward contracts were not designated as hedging instruments, and therefore, gains and losses from changes in their fair values were reported in “Other income (expense), net” in the consolidated statements of operations. During the fiscal year ended January 31, 2011, certain of the Starhome short-term foreign currency forward contracts were designated as hedging instruments, and therefore, to the extent effective, changes in fair value were recorded in “Total other comprehensive income” in the consolidated statements of equity. Such amounts are reclassified to the consolidated statements of operations when the effects of the item being hedged are recognized in the consolidated statements of operations. The Starhome derivatives outstanding as of January 31, 2011 are short-term in nature and are due to contractually settle within the next twelve months. Starhome did not enter any foreign currency forward contracts during the fiscal year ended January 31, 2009.

Interest Rate Swap Agreement

On May 25, 2007, concurrently with entry into its Prior Facility, Verint executed a pay-fixed/receive-variable interest rate swap agreement with a multinational financial institution to mitigate a portion of the risk associated with variable interest rates on the term loan under the Prior Facility, under which Verint paid fixed interest at 5.18% and received variable interest equal to three-month LIBOR on a notional amount of $450.0 million. The original term of the interest rate swap agreement extended through May 2011, and cash settlements with the counterparty occurred on a quarterly basis. On July 30, 2010, Verint entered into an agreement to terminate the interest rate swap agreement in exchange for a payment of $21.7 million to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise would have occurred under the interest rate swap agreement. Verint paid this obligation on August 3, 2010. Verint recorded a $3.1 million loss on the interest rate swap for the fiscal year ended January 31, 2011.

The interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and gains and losses from changes in its fair value were therefore reported in “Other income (expense), net.”

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables as of the fiscal years ended January 31, 2011 and 2010 summarize the Company’s derivative positions and their respective fair value:

	January 31, 2011
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$22,390	Prepaid expenses and other current assets	$957

Total assets			$957

Liabilities
Derivatives not designated as hedging instruments
Short-term foreign currency forward	33,341	Other current liabilities	$1,530

Derivatives designated as hedging instruments
Short-term foreign currency forward	21,250	Other current liabilities	396

Total liabilities			$1,926

	January 31, 2010
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
		(In thousands)
Assets
Derivatives not designated as hedging instruments
Short-term foreign currency forward	$11,079	Prepaid expenses and other current assets	$758

Derivatives designated as hedging instruments
Short-term foreign currency forward	93,015	Prepaid expenses and other current assets	864

Total assets			$1,622

Liabilities
Derivatives not designated as hedging instruments
Short-term interest rate swap (1)		Other current liabilities	$20,988
Short-term foreign currency forward	26,500	Other current liabilities	598
Long-term interest rate swap (1)		Other long-term liabilities	8,824

Derivatives designated as hedging instruments
Short-term foreign currency forward	5,187	Other current liabilities	38

Total liabilities			$30,448

(1)	The total notional amount of the interest rate swap was $450.0 million.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables for the fiscal years ended January 31, 2011, 2010, and 2009 summarize the Company’s classification of gains and losses on derivative instruments:

	Fiscal Year Ended January 31, 2011
	Gain (Loss)
Type of Derivative	Recognized In Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income (Loss) Into Statement of Operations (1)	Recognized In Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(2,283)
Interest rate swap	—	—	(3,102)

Derivatives designated as hedging instruments
Foreign currency forward	2,581	2,677	—

Total	$2,581	$2,677	$(5,385)

	Fiscal Year Ended January 31, 2010
	Gain (Loss)
Type of Derivative	Recognized In Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income (Loss) Into Statement of Operations (1)	Recognized In Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(21)
Interest rate swap	—	—	(13,591)

Derivatives designated as hedging instruments
Foreign currency forward	9,468	5,655	—

Total	$9,468	$5,655	$(13,612)

	Fiscal Year Ended January 31, 2009 Gain (Loss)
Type of Derivative	Recognized In Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income (Loss) Into Statement of Operations (1)	Recognized In Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(3,101)
Interest rate swap	—	—	(11,490)

Derivatives designated as hedging instruments
Foreign currency forward	$(3,028)	$—	$—

Total	$(3,028)	$—	$(14,591)

(1)	Amounts reclassified from accumulated other comprehensive income (loss) into the statement of operations are classified as operating expenses.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of other comprehensive income (loss) related to cash flow hedges are as follows:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of year	$785	$(3,028)	$—
Unrealized gains (losses) on cash flow hedges	2,412	9,470	(2,985)
Reclassification adjustment for gains included in net loss	(2,677)	(5,655)	—

Unrealized (losses) gains on cash flow hedges, before tax	(265)	3,815	(2,985)
Other comprehensive loss (income) attributable to noncontrolling interest	169	(2)	(43)
Deferred income tax benefit	59	—	—

Unrealized (losses) gains on cash flow hedges, net of tax	(37)	3,813	(3,028)

Accumulated OCI related to cash flow hedges, end of year	$748	$785	$(3,028)

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

Money Market Funds; the Company values these assets using quoted market prices for such funds.

Commercial paper; the Company uses quoted prices for similar assets and liabilities.

ARS; the Company determines the fair value of ARS on a quarterly basis by utilizing a discounted cash flow model, which considers, among other factors, assumptions about the (i) underlying collateral, (ii) credit risk associated with the issuer, and (iii) contractual maturity. The discounted cash flow model considers contractual future cash flows, representing both interest and principal payments. Future interest payments were projected using U.S. Treasury and swap curves over the remaining term of the ARS in accordance with the terms of each specific security and principal payments were assumed to be made at an estimated contractual maturity date taking into account applicable prepayments. Yields used to discount these payments were determined based on the specific characteristics of each security. Key considerations in the determination of the appropriate discount rate include the securities’ remaining term to maturity, capital structure subordination, quality and level of collateralization, complexity of payout structure, credit rating of the issuer, and the presence or absence of additional insurance enhancement from monoline insurers.

Contingent consideration; the Company values contingent consideration using an estimated probability-adjusted discounted cash flow model. The fair value measurement is based on significant inputs not observable in the market. The fair value of contingent consideration is re-measured at each reporting period, and any changes in fair value are recorded in earnings.

Derivative assets and liabilities; the fair value of derivative instruments is based on quotes or data received from counterparties and third party financial institutions. These quotes are reviewed for reasonableness by discounting the future estimated cash flows under the contracts considering the terms and maturities of the contracts and markets rates for similar contracts using readily observable market prices thereof.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance as of January 31, 2011 and 2010:

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of January 31, 2011

	January 31, 2011
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,375	$—	$9,375
Money market funds (1)	186,414	—	—	186,414
Auction rate securities	—	—	72,441	72,441
Derivative assets	—	957	—	957
Contingent consideration asset recorded for sale of business	—	—	722	722

	$186,414	$10,332	$73,163	$269,909

Financial Liabilities:
Derivative liabilities	$—	$1,926	$—	$1,926
Contingent consideration liability for business combination	—	—	3,686	3,686

	$—	$1,926	$3,686	$5,612

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of January 31, 2010

	January 31, 2010
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$122,219	$—	$122,219
Money market funds (1)	114,387	—	—	114,387
Auction rate securities	—	—	114,650	114,650
Derivative assets	—	1,622	—	1,622

	$114,387	$123,841	$114,650	$352,878

Financial Liabilities:
Derivative liabilities	$—	$30,448	$—	$30,448

	$—	$30,448	$—	$30,448

(1)	As of January 31, 2011, $162.4 million of commercial paper and money market funds were classified in “Cash and cash equivalents” and $33.4 million of money market funds were classified in “Restricted cash and bank time deposits.” As of January 31, 2010, $210.5 million of commercial paper and money market funds were classified in “Cash and cash equivalents,” $9.0 million of money market funds were classified in “Restricted cash and bank time deposits” and $17.1 million of money market funds was classified in “Other assets” as long-term restricted cash.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table is a summary of changes in the fair value of the level 3 financial assets and liabilities during the fiscal years ended January 31, 2011 and 2010:

	Level Three Financial Assets and Liabilities
	Fiscal Year Ended January 31,
	2011		2010
	Asset	Liability	Asset	Liability
	(In thousands)
Beginning balance	$114,650	$—	$120,265	$—
Sales and redemptions	(57,220)	—	(26,370)	—
Change in realized and unrealized gains included in other income (expense), net	23,810	—	10,759	—
Change in unrealized (losses) gains included in other comprehensive income	(8,392)	—	16,910	—
Impairment charges	(407)	—	(6,914)	—
Contingent consideration asset recorded for sale of business	722	—	—	—
Contingent consideration liability recorded for business combination	—	3,424	—	—
Change in fair value recorded in operating expenses	—	262	—	—

Ending balance	$73,163	$3,686	$114,650	$—

The Company did not recognize any transfers between levels of fair value measurement hierarchy during the fiscal years ended January 31, 2011 and 2010.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company measures non-financial assets, including goodwill, intangible assets and property, plant and equipment, at fair value when there is an indication of impairment. These assets are recorded at fair value only when an impairment charge is recognized. For further details regarding impairment reviews see in Note 1, Organization, Business and Summary of Significant Accounting Policies.

The following table presents the fair value of financial instruments as of January 31, 2011 and 2010 which are carried at cost in the consolidated balance sheets.

	Fiscal Years Ended January 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
UBS Put	$—	$—	$6,696	$6,696

Liabilities:
Term Loan	$583,234	$586,200	$605,912	$572,600
Line of credit	6,000	6,000	—	—
Revolving Credit Facility	—	—	15,000	15,000
Convertible Debt Obligations	2,195	801	2,195	1,161

The carrying amounts of cash and cash equivalents, restricted cash and bank time deposits, accounts receivable and accounts payable are reasonable estimates of their fair value.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The UBS Put was recorded at inception at its then fair value of $13.6 million and subsequently assessed for impairment. The Company determined the fair value of the UBS Put was $6.7 million as of January 31, 2010, after the recognition of a pre-tax impairment charge of $6.9 million, using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile, which are considered significant unobservable inputs. In determining the market interest yield curve, the Company considered the credit rating of UBS (see Note 3, Investments). As such, the UBS Put has a fair value based on inputs consistent with an asset included in Level 3 of the fair value hierarchy.

Due to its exercise on June 30, 2010, the Company had no recorded amounts in connection with the UBS Put as of January 31, 2011.

As of January 31, 2011, the estimated fair value of Verint’s term loan borrowings was $586.2 million. As of January 31, 2010, the estimated fair values of Verint’s term loan and revolving credit borrowings outstanding were $572.6 million and $15.0 million, respectively. The estimated fair value of the term loan is based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of Verint’s term loan. The fair value of the revolving credit facility was estimated to equal the principal amount outstanding as of January 31, 2010.

As of January 31, 2011, the fair value of the Comverse Ltd.’s borrowings under its line of credit was estimated to be equal to the principal amount outstanding.

The carrying amount of Convertible Debt Obligations reported in the consolidated balance sheet as of January 31, 2011 and 2010 was $2.2 million. The Company has determined their fair value as of January 31, 2011 and 2010, to be $0.8 million and $1.2 million, respectively.

15. LEASES

The Company leases office and warehouse space, as well as certain equipment and vehicles, under non-cancelable operating leases. Gross rent expense was $44.7 million, $49.5 million and $44.9 million in the fiscal years ended January 31, 2011, 2010 and 2009, respectively. Sublease income was $4.6 million, $4.4 million and $4.3 million, in the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

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

The Company has entered into various sublease agreements to lease excess space. As of January 31, 2011, the minimum annual rent obligations (excluding taxes, maintenance and other pass-throughs), sublease income to be received under non-cancelable subleases, and minimum net rentals of the Company are as follows for the fiscal years ending January 31:

(In thousands)	Minimum Lease Commitments	Noncancelable Subleases	Minimum Net Rentals
2012	$36,323	$(2,733)	$33,590
2013	27,501	(2,439)	25,062
2014	21,033	(2,454)	18,579
2015	13,631	(2,433)	11,198
2016	7,130	(692)	6,438
2017 and thereafter	12,871	(599)	12,272

	$118,489	$(11,350)	$107,139

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. OTHER LONG-TERM LIABILITIES

Other long-term liabilities as of January 31, 2011 and 2010 consist of the following:

	January 31,
	2011	2010
	(In thousands)
Shareholder class action settlement	$—	$112,500
Liability for severance pay	61,910	68,637
Tax contingencies	151,937	148,878
Interest rate swap	—	8,824
Other long-term liabilities	15,482	12,353

	$229,329	$351,192

Severance

Under Israeli law, the Company is obligated to make severance payments to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The gross severance liability as of January 31, 2011 and 2010 was $61.9 million and $68.6 million, respectively. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” as severance pay fund in the amounts of $44.7 million and $47.8 million as of January 31, 2011 and 2010, respectively (see Note 9, Other Assets).

17. RESEARCH AND DEVELOPMENT ARRANGEMENTS

A portion of the Company’s research and development operations are located in Israel, where certain of the Company’s subsidiaries derive benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities in Israel. Certain of the Company’s research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the “OCS”) under which the funding organization reimburses a portion of the Company’s research and development expenditures under approved project budgets. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on the ability to transfer technology, know-how and manufacture OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay increased royalties or a redemption fee calculated according the applicable regulations.

The Company’s gross research and development expenses for the fiscal years ended January 31, 2011, 2010 and 2009 were $260.1 million, $273.4 million and $335.8 million, respectively. Amounts reimbursable by the OCS and others for the fiscal years ended January 31, 2011, 2010 and 2009, were $7.0 million, $6.2 million and $6.6 million, respectively, which were recorded as a reduction to gross research and development expenses within “Research and development, net.”

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. STOCK-BASED COMPENSATION

Stock-based compensation expense associated with awards made by CTI and its subsidiaries is included in the Company’s consolidated statements of operations as follows:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(In thousands)
Stock options:
Product costs	$796	$928	$350
Service costs	2,499	3,591	4,604
Selling, general and administrative	14,709	14,306	16,363
Research and development	4,410	5,579	5,698

	22,414	24,404	27,015

Restricted/Deferred stock awards:
Product costs	850	759	381
Service costs	2,350	1,510	811
Selling, general and administrative	28,555	27,358	22,589
Research and development	3,229	3,634	2,459

	34,984	33,261	26,240

Total	$57,398	$57,665	$53,255

Consolidated stock-based compensation expense consists of expense recognized for awards related to separate CTI, Verint and Starhome stock incentive plans. The following table presents the Company’s stock-based compensation expense included in the consolidated statements of operations based on the underlying subsidiary plans for the fiscal years ended January 31, 2011, 2010 and 2009:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(In thousands)
Stock options:
CTI (1)	$16	$2,610	$5,156
Verint (2)	21,237	20,320	20,027
Starhome	1,161	1,474	1,832

	22,414	24,404	27,015
Restricted/Deferred stock awards:
CTI (1)	9,402	9,344	10,292
Verint (2)	25,582	23,917	15,948

	34,984	33,261	26,240

Total	$57,398	$57,665	$53,255

(1)	Stock options to purchase CTI’s common stock and deferred stock awards were awarded to employees of CTI’s subsidiaries, including employees of Verint and Starhome. Accordingly, the related stock-based compensation expense has been recognized in the respective subsidiary statements of operations.
(2)	Verint’s stock-based compensation expense consists of stock options to purchase Verint common stock, Verint phantom stock units, and Verint restricted stock awards and restricted stock units.

The Company did not recognize excess tax benefits during the fiscal years ended January 31, 2011, 2010 and 2009.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a discussion of the material stock-based compensation plans of the Company.

CTI Plans

Overview of CTI’s Stock Incentive Plans

CTI granted stock options and deferred stock units (“DSUs”) awards under its various stock incentive plans during the fiscal years ended January 31, 2011, 2010 and 2009. The plans generally permit the issuance of incentive and non-qualified stock options, DSU awards, restricted stock and stock appreciation rights (“SARs”) to employees, officers and directors of CTI and its subsidiaries and terminate in ten years. Termination of a plan does not affect awards outstanding under such plan. These plans generally provide that unexercised options expire within 90 days of termination of service from the Company. Stock options which are designated as “incentive stock options” under the plans may be granted with an exercise price of not less than the fair market value of the underlying shares on the date of grant and are subject to certain limitations specified in Section 422 of the Internal Revenue Code. Stock options that are not intended to qualify as incentive stock options may be granted at a price below fair market value. The stock options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. Stock options and DSUs generally vest over a three or four-year period from the date of grant with the right to exercise up to a maximum term of ten years for all stock options granted. The stock-based compensation expense is recognized on a straight-line basis over the life of vesting period, reduced by estimated forfeitures. Upon exercise of stock options, issuance of restricted stock and DSU awards, or issuance of shares under the stock incentive plans, CTI issues authorized but unissued common stock unless treasury stock is available.

1996 Stock Option Plan

CTI’s 1996 Stock Option Plan provided that stock options that qualify as incentive stock options under Section 422A of the Internal Revenue Code may be granted to key employees and non-qualifying options may be granted to other employees, independent contractors or directors of the Company. The plan authorized up to 3 million shares of CTI’s common stock to be granted. The plan provided that for qualified awards the exercise price was based on fair value of CTI’s common stock at the date of the grant, except for the individuals who hold 10 percent or more interest in CTI, for whom the exercise price should not be less than 110 percent of the share price. The plan also provided that for non-qualified awards, the exercise price was not to be lower than $0.10 per share. Due to the lapse of ten years from the date of approval, no awards may be granted by CTI under the plan.

Boston Technology, Inc. 1996 Stock Option Plan

The plan authorized the granting of awards in the form of stock options, both qualified and non-qualified, CTI’s common stock in the form of DSUs, restricted and unrestricted stock awards and SARs. The plan authorized up to 5.85 million shares or options to purchase shares of CTI’s common stock to be granted. The plan provided that for qualified stock option awards, the exercise price be based on the fair value of CTI’s common stock at the date of the grant, except for the individuals who hold more than a 10 percent interest in CTI, for whom the exercise price should not be less than 110 percent of the share price. Due to the lapse of ten years from the date of approval, no awards may be granted by CTI under the plan.

1997 and 1999 Stock Incentive Compensation Plans

CTI’s 1997 and 1999 Stock Incentive Compensation Plans, authorized the granting of awards in the form of stock options, both qualified and non-qualified, as well as CTI’s common stock in the form of DSU and restricted stock awards. Additionally, the plan provided that SARs may be issued to any officer or other key employee of the Company. The plans authorized up to 7.5 and 7.0 million shares or options, respectively, to purchase shares of CTI’s common stock to be granted. The plans provided that for qualified awards the exercise price be based on the fair value of CTI’s common stock at the date of the grant, except for the individuals who hold 10 percent or more interest in CTI, for whom the exercise price should not be less than 110 percent of the share price. The plans also provided that the exercise price for the non-qualified awards in the form of stock options may be less than the fair market value of CTI’s common stock at the date of the grant as determined by the compensation committee. Due to the lapse of ten years from the dates of approval, no awards may be granted by CTI under these plans.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2000, 2001, 2004 and 2005 Stock Incentive Compensation Plans

CTI’s 2000 Stock Incentive Compensation Plan authorized and the 2001, 2004 and 2005 Stock Incentive Compensation Plans authorize the granting of awards in the form of stock options, both qualified and non-qualified, as well as CTI’s common stock in the form of DSUs and restricted stock awards. Additionally, under the plans, SARs may be issued to any officer or other key employee of the Company. The 2000 plan authorized up to 9.0 million and the 2001, 2004 and 2005 plans authorize up to 9.7, 2.5 and 6.0 million shares or options to purchase shares of CTI’s common stock to be granted. The plans have a maximum term of 10 years. The 2000 plan terminated in September 2010 and, as such, no additional awards may be granted by CTI under the plan. The 2001, 2004 and 2005 plans are scheduled to terminate in June 2011, 2014 and 2015, respectively. The plans provide that for qualified awards the exercise price be based on the fair value of CTI’s common stock at the date of the grant, except for the individuals who hold 10 percent or more interest in CTI, for whom the exercise price should not be less than 110 percent of the share price. The plans also provide that the exercise price for the non-qualified awards in the form of stock options may be less than the fair market value of CTI’s common stock at the date of the grant, as determined by the compensation committee of CTI’s Board of Directors, provided that the discount is expressly granted in lieu of a reasonable amount of salary or bonus and the discount shall not exceed 15 percent of the fair market value of CTI’s common stock at the date of the grant.

Restricted Period

As a result of the delinquency in the filing of periodic reports since April 2006, CTI has been ineligible to use its registration statements on Form S-8 for the offer and sale of equity securities, including through the exercise of stock options by employees. Consequently, to ensure that it does not violate applicable securities laws, CTI prohibited the exercise of vested stock options from April 2006, until such time, as it is determined that CTI has filed all periodic reports required in a 12-month period and has an effective registration statement on Form S-8 on file with the SEC. This period is referred to as the “restricted period.”

April 2006 Modification

During the restricted period, certain employees left the Company whose vested stock options lapsed as a result of the prohibition on exercise of the stock options during the plan-mandated post-employment exercise period. In order to accommodate these former employees, the Company extended their exercise rights with respect to their vested stock options until the later of (i) 90 days after the date of his or her termination of employment, or (ii) 30 days after the restricted period has expired. However, this accommodation did not extend any stock option’s term beyond its contractual termination date; typically ten years after the date of grant. The Company accounted for the additional time to exercise afforded to these employees as modifications of the original awards on the date the restricted period commenced. Certain individuals who received additional time to exercise were terminated employees at the time of the modification. Their modifications were accounted for using the liability method of accounting. This is referred to as the “April 2006 Modification.”

July 2006 Modification

Consistent with its commitment to employees and upon approval by its board of directors, CTI voluntarily compensated, in cash, current employees holding in-the-money options whose original 10-year terms expired during the restricted period, resulting in a modification charge. For the fiscal years ended January 31, 2011, 2010 and 2009, changes in fair value of these awards (decreased) increased the Company’s liability and compensation expense by $(0.5) million, $0.2 million and $(3.9) million, respectively. CTI made cash payments for expired stock options of $44 thousand, $1 thousand and $1.9 million during the fiscal years ended January 31, 2011, 2010 and 2009, respectively. This is referred to as the “July 2006 Modification.”

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Liability Awards

Primarily as a result of the aforementioned decision made during the restricted period to cash settle expired CTI options held by current employees and the modification of certain CTI awards held by employees terminated before the April 2006 Modification, but who could still exercise their awards as of the April 2006 Modification, such awards were accounted for under the liability method of accounting. Under the liability method, CTI measures the award at each balance sheet date based on its estimated fair value. Compensation expense for each period thereafter is based on the change in fair value of the award. As of January 31, 2011 and 2010, the Company had a liability related to these awards of $0.3 million and $1.4 million, respectively. Related stock-based compensation expense for the fiscal years ended January 31, 2011, 2010 and 2009, includes (credits) expense of $(0.5) million, $0.2 million and $(3.7) million, respectively.

Restricted Awards and Stock Options

CTI grants restricted stock and DSU awards subject to vesting provisions (collectively, “Restricted Awards”) to certain key employees. For the fiscal years ended January 31, 2011, 2010 and 2009, CTI granted Restricted Awards valued at $14.4 million, $7.8 million and $16.8 million, respectively, based on the fair market value of CTI’s common stock on the date of grant. CTI’s stock-based compensation associated with Restricted Awards, net of credits for forfeitures, for the fiscal years ended January 31, 2011, 2010 and 2009 was $9.4 million, $9.3 million and $10.3 million, respectively, and was primarily included in “Selling, general and administrative” in the consolidated statements of operations.

In addition to the Restricted Awards above, CTI granted DSU awards covering an aggregate 246,200 shares of common stock with vesting and delivery conditioned upon the achievement of certain performance criteria (“Performance Awards”) in the fiscal year ended January 31, 2010. These Performance Awards were valued at $1.7 million based on the fair market value of CTI’s common stock on the date of grant. However, CTI later determined that the performance criteria were unlikely to be achieved, and no stock-based compensation expense was recorded for these awards. The Performance Awards were cancelled subsequently, when the performance criteria were not achieved.

As of January 31, 2011, 11,137,991 stock options to purchase CTI’s common stock and 2,152,817 restricted awards were outstanding and 4,226,102 shares were available for future grant under CTI’s Stock Incentive Compensation Plans. The following table summarizes exercisable options and vested Restricted Awards:

	Stock Options Exercisable			Restricted Awards Vested
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Shares/ Units	Weighted Average Grant Date Fair Value
January 31, 2011	10,738,923	$17.42	3.2	740,381	$11.83
January 31, 2010	12,004,593	$18.25	3.7	594,361	$14.77
January 31, 2009	12,576,904	$17.97	4.3	418,356	$19.49

As of January 31, 2011, CTI was committed to issue 690,880 shares to restricted award holders who elected deferred delivery of their vested awards.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the combined activity of all the CTI stock incentive plans for the fiscal years ended January 31, 2011, 2010 and 2009:

		Outstanding Options		Nonvested Restricted/Deferred Stock
	Shares Available for Grant	Shares (1)	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value

Balance, January 31, 2008	10,813,220	13,305,854	18.68	678,331	20.70
Plan shares expired	(5,418)	—	—	—	—
Options granted (2)	(920,146)	920,146	8.92	—	—
Options expired	—	(149,309)	10.95	—	—
Options canceled (2)	920,146	(920,146)	16.60	—	—
Options forfeited	257,872	(257,872)	23.55	—	—
Deferred shares granted	(1,174,472)	—	—	1,174,472	14.28
Restricted/deferred shares vested (3)	—	—	—	(418,356)	19.49
Restricted/deferred shares forfeited	70,000	—	—	(70,000)	15.65

Balance, January 31, 2009	9,961,202	12,898,673	18.12	1,364,447	15.81
Plan shares expired	(1,828,505)	—	—	—	—
Options granted	(903,300)	903,300	7.12	—	—
Options expired	—	(864,541)	16.06	—	—
Options forfeited	85,339	(85,339)	13.07	—	—
Deferred shares granted	(1,366,200)	—	—	1,366,200	6.92
Restricted/deferred shares vested (3)	—	—	—	(594,361)	14.77
Restricted/deferred shares forfeited	301,829	—	—	(301,829)	12.83

Balance, January 31, 2010	6,250,365	12,852,093	$17.52	1,834,457	$10.01
Plan shares expired	(1,300,937)	—	—	—	—
Options granted	—	—	—	—	—
Options expired	—	(1,378,687)	22.24	—	—
Options canceled (4)	143,500	(143,500)	22.11	—	—
Options forfeited	191,915	(191,915)	7.16	—	—
Deferred shares granted	(1,700,771)	—	—	1,700,771	8.47
Restricted/deferred shares vested (3)	—	—	—	(740,381)	11.83
Restricted/deferred shares forfeited	642,030	—	—	(642,030)	8.46

Balance, January 31, 2011 (5)(6)(7)	4,226,102	11,137,991	$17.05	2,152,817	$8.63

(1)	The fair value of options vested was $0.6 million, $2.3 million and $9.3 million during the fiscal years ended January 31, 2011, 2010 and 2009, respectively.
(2)	During the fiscal year ended January 31, 2009, CTI canceled 920,146 stock options that were granted in previous years and replaced them during the same fiscal year to address Internal Revenue Code Section 409A non-compliance associated with previously backdated stock options which were vested and remained unexercised after December 31, 2004.
(3)	The total fair value of Restricted Awards vested during the fiscal years ended January 31, 2011, 2010 and 2009 was $8.8 million, $8.8 million and $8.2 million, respectively.
(4)	As part of settlement agreements of the consolidated shareholder derivative action and another separate litigation matter, 143,500 vested stock options held by former directors and a former employee were canceled in June 2010.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(5)	The outstanding stock options as of January 31, 2011 include 399,068 nonvested stock options with a weighted-average grant date fair value of $2.34, an expected term of 3.98 years and a total fair value of $0.9 million. The unrecognized compensation expense related to the remaining nonvested stock options was $0.7 million which is expected to be recognized over a weighted-average period of 1.34 years.
(6)	As of January 31, 2011, the unrecognized compensation expense related to nonvested Restricted Awards was $12.1 million which is expected to be recognized over a weighted-average period of 1.89 years.
(7)	As of January 31, 2011, options to purchase an aggregate of 10,738,923 shares of CTI’s common stock were vested and exercisable under the plans.

The following table summarizes information about CTI’s stock options as of January 31, 2011:

	Fiscal Year Ended January 31, 2011
	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$00.01 – $05.60	641,013	2.6	$5.60	641,013	$5.60	2.6
$05.61 – $10.52	2,626,348	2.8	$9.17	2,227,280	$9.54	1.8
$10.53 – $20.62	3,091,414	2.5	$16.51	3,091,414	$16.51	2.5
$20.63 – $23.69	2,432,163	3.9	$22.44	2,432,163	$22.44	3.9
$23.70 – $46.50	2,342,397	4.7	$24.08	2,342,397	$24.08	4.7
$46.51 – $98.11	4,656	0.2	$52.97	4,656	$52.97	0.2

	11,137,991			10,738,923

As of January 31, 2011, the aggregate intrinsic value was $0.6 million and $0.6 million for outstanding and exercisable stock options, respectively.

Fair Value Assumptions

CTI estimated the fair value of stock options on the date of grant or modification utilizing the Black-Scholes option valuation model. Assumptions for all grants and significant modifications are detailed below.

The fair value assumptions for the July 2006 Modification for the period July 2006 through January 31, 2011 were as follows:

	Minimum	Maximum
Risk-Free Rate	0.15%	5.18%
Volatility	25.64%	67.30%
Expected Term (years)	0.03	4.39
Market Value	$6.32	$22.68

The fair value assumptions for stock options granted during the fiscal year ended January 31, 2010, which had a weighted-average grant date fair value of $2.34, were as follows:

Risk-Free Rate	1.98%
Volatility	38.77%
Expected Term (years)	3.99
Market Value	$7.12

There were no grants for the fiscal year ended January 31, 2011 and no net grants for the fiscal year ended January 31, 2009.

CTI based the risk-free interest rate on the implied yields on U.S. Treasury zero-coupon issues with an equivalent remaining term at the time of grant.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CTI used the implied volatility approach because it believes that implied volatility is a better indicator of expected volatility as it is generally reflective of both historical volatility and the expectation of how future volatility will differ from historical volatility. CTI used options that were traded on an exchange to estimate the implied volatility of its stock.

Subsequent to February 1, 2007, CTI could not determine its implied volatility because trading on its options ceased due to the delisting of its common stock from NASDAQ. As such, historical price stock volatility was used as a proxy of expected volatility. When there is sufficient volume trading on its traded options, CTI will resume using implied volatility.

The expected term in years represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns. The assumption for dividend yield is zero because CTI has not historically paid dividends nor does it expect to do so in the foreseeable future.

Verint Plans

Overview of Verint’s Stock Incentive Plans

Verint, a consolidated subsidiary of CTI, whose common stock is publicly traded, granted stock options and restricted stock under its various stock incentive plans. The plans generally permit the issuance of awards of deferred stock, Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”), incentive and non-qualified stock options, performance awards, performance compensation awards or other awards and SARs to employees, directors and consultants of Verint and its subsidiaries and affiliates. Awards granted under the plans are generally subject to multi-year vesting periods and generally expire 10 years or less after the date of grant. Verint recognizes compensation expense for awards on a straight-line basis over the life of the vesting period, reduced by estimated forfeitures. Upon exercise of stock options, issuance of restricted stock, or issuance of shares under the plans, Verint will generally issue new shares of Verint Systems’ common stock, but occasionally may issue treasury shares.

As of January 31, 2011, 1,766,931 stock options to purchase shares of Verint Systems’ common stock were outstanding and 2,647,451 shares were available for future grants under Verint’s stock incentive plans.

Restricted Period

As a result of Verint’s previous inability to be current in its periodic reporting obligations under the federal securities laws, Verint was ineligible to use its registration statements on Form S-8 for the offer and sale of equity securities, including through the exercise of stock options by employees. Consequently, Verint prohibited the exercise of vested stock options commencing March 2006. As such, Verint modified grants held by terminated employees by extending the time a terminated employee would normally have to exercise vested stock option awards. The modification was communicated to the employees at the time of their termination. Verint accounted for the additional time to exercise afforded to these employees as modifications of the original awards on the date of each employee termination. The resulting modification expense for the fiscal years ended January 31, 2011, 2010 and 2009 was $0.1 million, $0.2 million and $0.7 million, respectively. Verint became current in their periodic reporting obligations under federal securities laws in June 2010 and resumed allowing option exercises under equity initiative plans after June 18, 2010.

No excess tax benefits were recognized by Verint for the fiscal years ended January 31, 2011, 2010 and 2009.

Restricted Awards

Verint grants restricted stock under its plans, which includes grants of RSAs and RSUs. The fair value of these awards is equivalent to the market values of Verint Systems’ common stock on the grant date. The principal difference between these instruments is that RSUs are not shares of Verint Systems’ common stock and do not have any of the rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of Verint Systems’ common stock. Both RSAs and RSUs are subject to certain restrictions and forfeiture provisions prior to vesting.

The unrecognized compensation expense related to unvested RSAs and RSUs expected to vest as of January 31, 2011 was approximately $13.1 million with remaining weighted average vesting periods of approximately 0.3 years, and 0.7 years, respectively, over which such expense is expected to be recognized. The total fair value of restricted stock awards and units vested during the fiscal years ended January 31, 2011, 2010 and 2009 is $43.5 million, $3.5 million and $2.9 million, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes Verint’s exercisable options and vested restricted awards:

	Stock Options Excercisable			Restricted Awards Vested
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Shares/Units	Weighted Average Grant Date Fair Value

January 31, 2011	1,764,380	$27.33	2.7	2,502,960	$17.39
January 31, 2010	4,498,900	$23.24	2.2	115,560	$29.93
January 31, 2009	4,461,275	$22.42	3.0	84,629	$33.98

The following table presents the combined activity of certain of the Verint stock incentive plans for the fiscal years ended January 31, 2011, 2010 and 2009:

		Outstanding Options		Nonvested Restricted Awards
	Shares Available for Grant	Shares (6)	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value

Balance, January 31, 2008	4,505,493	5,734,667	21.77	1,267,665	29.39
Options expired	213,599	(213,599)	5.94	—	—
Options forfeited	295,822	(295,822)	22.40	—	—
Restricted awards granted	(865,359)	—	—	865,359	18.07
Restricted awards vested (1)	—	—	—	(84,629)	33.98
Restricted awards forfeited	217,319	—	—	(217,319)	23.91
Others (2)	6,053	—	—	(110)	—

Balance, January 31, 2009	4,372,927	5,225,246	$22.36	1,830,966	$24.48
Options expired	464,025	(464,025)	14.23	—	—
Options forfeited	30,102	(30,102)	21.69	—	—
Restricted awards granted	(492,167)	—	—	492,167	4.43
Restricted awards vested (1)	—	—	—	(115,560)	29.93
Restricted awards forfeited	86,663	—	—	(86,663)	24.03
Plan shares expired	(3,985,663)	—	—	—	—

Balance, January 31, 2010	475,887	4,731,119	$23.16	2,120,910	$19.57
Additional shares authorized	4,000,000	—	—	—	—
Options expired	796,417	(796,417)	25.56	—	—
Options forfeited	3,268	(3,268)	23.94	—	—
Options exercised	—	(2,164,503)	18.88	—	—
Restricted awards granted	(2,393,828)	—	—	2,393,828	15.90
Restricted awards vested (1)	—	—	—	(2,502,960)	17.39
Restricted awards forfeited	75,505	—	—	(75,505)	13.23
Plan shares expired	(309,798)	—	—	—	—

Balance, January 31, 2011 (3) (4) (5)	2,647,451	1,766,931	$27.33	1,936,273	$18.09

(1)	The total fair value of restricted shares vested during the fiscal years ended January 31, 2011, 2010 and 2009 was $43.5 million, $3.5 million and $2.9 million, respectively.
(2)	Others includes an addition of 8,485 shares and a deduction of 2,542 shares of Verint Systems’ common stock cancelled from one of Verint’s stock incentive plans that are not available for grant.
(3)

The outstanding stock options to purchase Verint Systems’ common stock as of January 31, 2011 include 2,551 nonvested stock options with a weighted-average grant date fair value of $11.33, an expected term of 4.83 years and a total fair value of $29

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

thousand. The total unrecognized compensation cost related to nonvested options was $19 thousand and is expected to be recognized over a weighted-average period of 0.1 years.
(4)	As of January 31, 2011, the unrecognized compensation expense related to nonvested RSAs and RSUs was $13.1 million and is expected to be recognized over a weighted-average period of 0.3 and 0.7 years, respectively.
(5)	As of January 31, 2011, stock options to purchase an aggregate of 1,764,380 shares of Verint Systems’ common stock were vested and currently exercisable under the plans.
(6)	The total fair value of vested stock options to purchase Verint Systems’ common stock was $30.2 million, $69.6 million and $68.3 million during the fiscal years ended January 31, 2011, 2010 and 2009, respectively. The intrinsic value of Verint stock options exercised was $18.4 million and the cash received from the exercise of Verint stock options was $40.8 million during the fiscal year ended January 31, 2011.

The following table summarizes information about Verint’s stock options as of January 31, 2011:

	Fiscal Year Ended January 31, 2011
	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$4.93 – $17.00	249,177	1.76	$14.76	249,177	$14.76	1.76
$17.06 – $18.77	179,138	0.60	$18.25	179,138	$18.25	0.60
$19.16 – $23.00	190,473	2.47	$22.20	190,473	$22.20	2.47
$23.95 – $23.95	210,342	1.00	$23.95	210,342	$23.95	1.00
$25.01 – $29.27	100,188	2.06	$28.29	97,637	$28.28	2.08
$31.78 – $31.78	18,000	3.43	$31.78	18,000	$31.78	3.43
$32.16 – $32.16	27,000	2.69	$32.16	27,000	$32.16	2.69
$34.40 – $34.40	137,000	4.95	$34.40	137,000	$34.40	4.95
$35.11 – $35.11	631,613	3.84	$35.11	631,613	$35.11	3.84
$37.99 – $37.99	24,000	4.64	$37.99	24,000	$37.99	4.64

	1,766,931			1,764,380

As of January 31, 2011, the aggregate intrinsic value was $13.1 million for both outstanding and exercisable stock options.

Verint has not granted stock options subsequent to January 31, 2006.

Verint Phantom Stock Units

During the fiscal year ended January 31, 2007, Verint began awarding phantom stock units to non-officer employees that settle, or are expected to settle, with cash payments upon vesting, pursuant to the terms of a form of a phantom stock award agreement approved by the Verint board of directors. Phantom stock units provide for the payment of a cash bonus equivalent to the value of Verint common stock as of the vesting date of the award. Phantom stock units generally have a multi-year vesting and are generally subject to the same vesting conditions as other Verint equity awards granted on the same date. Verint recognizes compensation expense for phantom stock units on a straight-line basis, reduced by estimated forfeitures. The phantom stock units are being accounted for as liabilities and as such their value tracks Verint’s stock price and is subject to market volatility.

The total accrued liability for Verint phantom stock units was $9.8 million and $14.5 million as of January 31, 2011 and 2010, respectively. Total cash payments made upon vesting of Verint phantom stock units were $22.9 million, $2.5 million and $0.3 million for the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes Verint phantom stock unit activity for the fiscal years ended January 31, 2011, 2010 and 2009:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(In thousands)
Beginning balance, in units	1,106	1,239	85
Granted	196	421	1,323
Released	(865)	(482)	(33)
Forfeited	(34)	(72)	(136)

Ending balance, in units	403	1,106	1,239

The phantom stock units granted during the fiscal years ended January 31, 2011, 2010 and 2009 primarily vest over two-year and three-year periods, subject to applicable performance conditions.

The unrecognized compensation expense related to 0.4 million unvested phantom stock units expected to vest as of January 31, 2011 was approximately $3.5 million, based on Verint’s stock price of $34.46 as of January 31, 2011 with a remaining weighted-average vesting period of approximately 0.9 years over which such expense is expected to be recognized.

19. DISCONTINUED OPERATIONS

On December 3, 2010 (the “Effective Date”), Ulticom, Inc. completed a merger (the “Merger”) with an affiliate of Platinum Equity Advisors, LLC (“Platinum Equity”), pursuant to the terms and conditions of a Merger Agreement, dated October 12, 2010 (the “Merger Agreement”), with Utah Intermediate Holding Corporation (“UIHC”), a Delaware corporation, and Utah Merger Corporation (“Merger Sub”), a New Jersey corporation and wholly-owned subsidiary of UIHC. As a result of the Merger, Ulticom, Inc. became a wholly-owned subsidiary of UIHC.

Immediately prior to the effective time of the Merger, Ulticom, Inc. paid a special cash dividend in the aggregate amount of $64.1 million (the “Dividend”), amounting to $5.74 per share, to its shareholders of record on November 24, 2010. CTI received $42.4 million in respect of the Dividend.

Pursuant to the terms of the Merger, Ulticom, Inc.’s shareholders (other than CTI) received $2.33 in cash, without interest, per share of common stock of Ulticom, Inc. after payment of the Dividend.

Shares of Ulticom, Inc. common stock held by CTI were purchased by an affiliate of Platinum Equity, pursuant to the terms and conditions of a Share Purchase Agreement, dated October 12, 2010, following payment of the Dividend and immediately prior to the consummation of the Merger. In consideration thereof, CTI received aggregate consideration of up to $17.2 million, amounting up to $2.33 per share, consisting of (i) approximately $13.2 million in cash and (ii) the issuance by Merger Sub to CTI of two non-interest bearing promissory notes originally in the aggregate principal amount of $4.0 million. The first promissory note, originally in the amount of $1.4 million, was subsequently reduced to $0.7 million in connection with the purchase of certain products from Ulticom and is payable to CTI 14 months after the Effective Date. The second promissory note, in the amount of $2.6 million, is payable to CTI following the determination of Ulticom’s revenue for a 24-month period beginning on January 1, 2011 and is subject to reduction by 40% of the difference between $75 million and the revenue generated by Ulticom during such period. This note has no carrying amount as of January 31, 2011.

Prior to the sale, Ulticom, Inc. was a majority-owned subsidiary of CTI, and Ulticom constituted one of the Company’s reporting segments. Ulticom, Inc. was not previously classified as held for sale, because the sale was not probable until December 2, 2010, the date when the noncontrolling shareholders approved the sale.

The results of operations of Ulticom, including the gain on the sale of Ulticom of $2.9 million, net of tax, are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s consolidated statements of operations for all fiscal periods presented, and the assets and liabilities of Ulticom are reflected in discontinued operations in the Company’s consolidated balance sheet as of January 31, 2010.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The results of Ulticom’s operations included in discontinued operations were as follows:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(In thousands)
Total revenue	$28,377	$42,877	$48,812
Loss before income tax (provision) benefit	(8,921)	(8,083)	(9,023)
Income tax (provision) benefit	(5,045)	627	1,652

Loss from discontinued operations, net of tax	(13,966)	(7,456)	(7,371)
Gain on sale of discontinued operations	4,103	—	—
Tax on discontinued operations	(1,176)	(35,606)	—

	2,927	(35,606)	—

Total loss from discontinued operations, net of tax	$(11,039)	$(43,062)	$(7,371)

Loss from discontinued operations, net of tax
Atributable to Comverse Technology, Inc.	(6,705)	(41,605)	(6,361)
Attributable to noncontrolling interest	(4,334)	(1,457)	(1,010)

Total	$(11,039)	$(43,062)	$(7,371)

The Company had previously entered into transactions with Ulticom for the supply of circuit boards and it is expected these transactions will continue. The purchases made by the Company from Ulticom prior to the Ulticom Sale for the fiscal years ended January 31, 2011, 2010 and 2009 were $1.1 million, $3.0 million, and $4.2 million, respectively. These amounts were eliminated in the consolidated financial statements. The purchases made by the Company from Ulticom subsequent to the Ulticom Sale in the fiscal year ended January 31, 2011 were $0.3 million, all of which were held as inventory as of January 31, 2011. Upon sale of the Company’s products that utilize such circuit boards, the cost of these circuit boards will be reflected in “Product costs” in the consolidated statements of operations.

The assets and liabilities of Ulticom presented in discontinued operations in the consolidated balance sheet as of January 31, 2010 were as follows:

ASSETS	January 31, 2010
(in thousands)
Current assets:
Cash and cash equivalents	$13,190
Short-term investments	65,087
Accounts receivable, net of allowance of $138	10,361
Inventories, net	1,018
Deferred income taxes	855
Prepaid expenses and other current assets	6,590

Total current assets	97,101
Property and equipment, net	1,872
Other assets	7,788

Total assets	$106,761

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$6,597
Deferred revenue	2,945

Total current liabilities	9,542
Deferred revenue	3,682
Other long-term liabilities	1,675

Total liabilities	$14,899

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. LOSS PER SHARE ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC.’S SHAREHOLDERS

For purposes of computing basic loss per share attributable to Comverse Technology, Inc.’s shareholders, any nonvested shares of restricted stock that have been issued by the Company and which vest solely on the basis of a service condition are excluded from the weighted average number of shares of common stock outstanding because such restricted stock does not allow the holders to receive dividends that participate in undistributed earnings. Incremental potential shares of common stock from stock options, nonvested restricted stock and DSUs are included in the computation of diluted loss per share attributable to Comverse Technology, Inc.’s shareholders except when the effect would be antidilutive. The dilutive impact of subsidiary stock-based awards on Comverse Technology Inc.’s reported net loss is recorded as an adjustment to net loss for the purposes of calculating loss per share.

The calculation of loss per share attributable to Comverse Technology Inc.’s shareholders for the fiscal years ended January 31, 2011, 2010 and 2009 was as follows:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations attributable to Comverse Technology, Inc.-basic	$(125,617)	$(230,430)	$(318,891)
Adjustment for subsidiary stock options	(254)	(178)	—

Net loss from continuing operations attributable to Comverse Technology, Inc.-diluted	$(125,871)	$(230,608)	$(318,891)

Net loss from discontinued operations, attributable to Comverse Technology, Inc.-basic and diluted	$(6,705)	$(41,605)	$(6,361)

Denominator:
Basic and diluted weighted average common shares outstanding	205,163	204,513	204,172

Loss per share
Basic
Basic loss per share from continuing operations attributable to Comverse Technology, Inc.-basic	$(0.61)	$(1.13)	$(1.56)
Basic loss per share from discontinued operations attributable to Comverse Technology, Inc.-basic	(0.03)	(0.20)	(0.03)

Basic loss per share	$(0.64)	$(1.33)	$(1.59)

Diluted
Diluted loss per share from continuing operations attributable to Comverse Technology, Inc.-diluted	$(0.62)	$(1.13)	$(1.56)
Diluted loss per share from discontinued operations attributable to Comverse Technology, Inc.-diluted	(0.03)	(0.20)	(0.03)

Diluted loss per share	$(0.65)	$(1.33)	$(1.59)

As a result of the Company’s net loss attributable to Comverse Technology, Inc. during the fiscal years ended January 31, 2011, 2010 and 2009, the diluted loss per share attributable to Comverse Technology, Inc.’s shareholders computation excludes 0.9 million, 0.7 million and 1.1 million of contingently issuable shares, respectively, because the effect would be antidilutive.

The FASB’s guidance requires contingently convertible instruments be included in diluted earnings per share, if dilutive, regardless of whether a market price trigger has been met. The Convertible Debt Obligations meet the definition of a contingently convertible instrument. The Convertible Debt Obligations were excluded from the computation of diluted earnings per share attributable to Comverse Technology, Inc.’s shareholders because the effect would be anti dilutive for the fiscal years ended January 31, 2011, 2010 and 2009.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. OTHER INCOME (EXPENSE), NET

Other income (expense), net, for the fiscal years ended January 31, 2011, 2010 and 2009 is comprised of the following:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(In thousands)
Realized gains on investments, net	$23,810	$10,803	$1,280
Impairment of auction rate securities	(407)	(6,914)	(86,475)
Foreign currency transaction losses, net	(3,432)	(2,776)	(4,947)
Realized and unrealized losses on derivatives, net	(2,283)	(21)	(3,101)
Realized and unrealized losses on interest rate swap, net	(3,102)	(13,591)	(11,490)
Impairment of UBS put	(6,696)	(6,889)	—
Unrealized gain on UBS put	—	—	13,585
Impairment of investment	(2,110)	(242)	(667)
Dividend income	158	1,635	509
Other, net	454	1,203	(824)

	$6,392	$(16,792)	$(92,130)

22. INCOME TAXES

The components of United States and foreign loss from continuing operations before income taxes are as follows:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(in thousands)
United States	$(32,412)	$(185,946)	$(228,474)
Foreign	(37,819)	(42,269)	(74,096)

Total loss before income taxes	$(70,231)	$(228,215)	$(302,570)

The provision (benefit) for income taxes consists of the following:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(in thousands)
Current income tax (benefit) provision:
U.S. Federal	$(41,527)	$15,760	$(15,387)
U.S. States	1,529	(366)	17
Foreign	34,219	12,586	8,921

Total current income tax (benefit) provision	$(5,779)	$27,980	$(6,449)

Deferred income tax provision (benefit):
U.S. Federal, net of federal benefit of state	$43,458	$(43,763)	$35,045
U.S. State	1,530	3,729	15,953
Foreign	(1,977)	5,029	4,298

Total deferred income tax provision (benefit)	$43,011	$(35,005)	$55,296

Total income tax provision (benefit)	$37,232	$(7,025)	$48,847

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of the U.S. federal statutory income tax rate to the effective tax rate on loss before income tax provision and equity in (losses) earnings of consolidated affiliate is as follows:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(in thousands)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income tax provision at the U.S. statutory rate	$(24,581)	$(79,875)	$(105,899)
Valuation allowance	23,109	39,630	106,337
Foreign rate differential	5,333	18,611	15,857
US tax effects of foreign operations	19,421	58,526	8,574
Impairment of goodwill and intangible assets	—	1,156	16,157
Tax contingencies	18,497	6,758	(6,414)
Stock based compensation	3,118	6,745	5,294
Non-deductible expenses	3,966	(16)	4,012
Foreign exchange	(558)	(2,181)	6,751
Change in tax laws	372	1,227	—
Basis difference in investment in affiliates	14,045	(1,681)	(945)
State tax provision	2,807	(2,452)	(1,062)
Tax credits	(6,144)	(3,868)	(1,890)
Dividend received deduction	—	(9,787)	—
Gain on sale of subsidiary stock	1,277	—	—
Tax Incentive	(2,114)	—	—
Discontinued operations/APIC/OCI allocation	(20,604)	(36,894)	—
Other, net	(712)	(2,924)	2,075

Total income tax provision (benefit)	$37,232	$(7,025)	$48,847

Effective Income Tax Rate	(53.0%)	3.1%	(16.1%)

The significant differences that impact the effective tax rate relate to changes to the valuation allowance, tax contingencies, dividend received deduction, the difference between the U.S. federal statutory rate and the rates in foreign jurisdictions, the U.S. tax effect on foreign earnings, the re-measurement of certain foreign assets and the Ulticom Sale. In addition, other significant changes include the investments in affiliates and certain non-deductible executive compensation expenses.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Fiscal Years Ended January 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Accrued expenses	$10,361	$28,366
Deferred revenue	116,812	144,909
Loss carryforwards	176,679	152,834
Stock-based and other compensation	43,610	54,178
Fair value of financial instruments	8,362	40,235
Tax credits	63,440	53,651
Other	21,932	20,801

Total deferred tax assets	$441,196	$494,974

Deferred tax liabilities:
Deferred cost of revenue	$(61,302)	$(71,032)
Investment in affiliate	(14,937)	(19,794)
Goodwill and other intangible assets	(50,865)	(60,019)
Other	(617)	(2,215)

Total deferred tax liabilities	$(127,721)	$(153,060)

Valuation allowance	(319,679)	(319,789)

Net deferred income tax (liability) asset	$(6,204)	$22,125

Recognized as:
Current deferred income tax assets	$39,644	$49,554
Noncurrent deferred income tax assets	20,766	16,497
Current deferred income tax liabilities	(13,661)	(11,770)
Noncurrent deferred income tax liabilities	(52,953)	(32,156)

Total	$(6,204)	$22,125

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

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain subsidiaries aggregating $154.7 million, $207.4 million and $271.2 million as of January 31, 2011, 2010 and 2009, respectively. At this time, determination of the amounts of deferred U.S. federal and state income taxes and foreign withholding taxes related to these foreign subsidiaries is not practicable. As of January 31, 2011, $162.2 million of earnings from certain subsidiaries are not considered to be permanently reinvested and therefore, related deferred U.S. income taxes and foreign withholding taxes were provided. A portion of the earnings of subsidiaries in the following countries are not considered permanently reinvested: Australia, Israel, Brazil, Canada, Hong Kong, New Zealand, Mexico, Portugal, Netherlands, and the United Kingdom.

The Company has net operating loss carryforwards for tax purposes (“NOLs”) and other deferred tax benefits that are available to offset future taxable income.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s gross NOLs for tax return purposes are as follows:

	Fiscal Years Ended January 31,
	2011	2010
	(In thousands)
U.S. Federal NOLs	$672,427	$603,603
U.S. State NOLs	421,228	370,159
Foreign NOLs	871,901	755,914

Total	$1,965,556	$1,729,676

The U.S. federal net operating loss carry forwards expire in various years ending from January 31, 2016 to January 31, 2031. The U.S. state net operating loss carry forwards expire in various years ending from January 31, 2012 to January 31, 2031. As of January 31, 2011, all but $57.4 million of these foreign NOLs have indefinite carryforward periods. Certain of these federal, state and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. The table above reflects gross NOLs for tax return purposes which are different from the NOLs for financial statement purposes, primarily due to the reduction of NOLs for financial statement purposes under the FASB’s guidance on accounting for uncertainty in income taxes. The Company has U.S. federal, state and foreign tax credit carryforwards of approximately $42.2 million and $38.7 million as of January 31, 2011 and 2010, respectively. The utilization of these carryforwards is subject to limitations. The federal AMT credit has no expiration date. The foreign tax credit carryforwards expire in various years ending from January 31, 2012 to 2031.

In accordance with the FASB’s guidance relating to accounting for uncertainty in income taxes the Company recognizes unrecognized tax benefits in non-current tax liabilities. The following table reconciles the amounts recorded for unrecognized tax benefits for the fiscal years ended January 31, 2011 and 2010:

	Fiscal Years Ended January 31,
	2011	2010
	(In thousands)
Gross unrecognized tax benefits as of February 1	$370,034	$365,549
Increases related to tax positions taken in prior years	2,271	4,006
Decreases related to tax positions taken in prior years	(21,960)	(11,010)
Increases related to tax positions in current year	40,440	22,094
Decreases related to tax positions in current year	—	(4,969)
Decreases due to settlements with taxing authorities	—	(1,358)
Reductions resulting from lapse in statute of limitations	(2,969)	(11,531)
Increases (decreases) related to foreign currency exchange rate fluctuations	1,983	7,253

Gross unrecognized tax benefits as of January 31	$389,799	$370,034

The balances of unrecognized tax benefits as of January 31, 2011 and 2010 are $389.8 million and $370.0 million of which $109.9 million and $100.2 million represent the amounts that, if recognized, may impact the effective income tax rate in future periods.

The Company recognized interest and penalties related to unrecognized tax benefits in its income tax provision. The Company accrued $54.9 million and $46.2 million million for interest and penalties as of January 31, 2011 and 2010, respectively.

The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of January 31, 2011 may decrease by approximately $10.1 million in the next twelve months, as a result of lapse of statutes of limitation and settlements with tax authorities. These unrecognized tax benefits relate to permanent establishment, events related to majority-owned subsidiaries and other tax positions in the amounts of $4.6 million, $4.7 million and $0.8 million, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The significant tax jurisdictions in which the Company is currently under examination by tax authorities include Israel, India, Canada, Brazil, the United Kingdom, United States, Hong Kong, New York State, New York City, California, Minnesota and Texas. The Company is currently in discussions with the Israeli tax authorities regarding tax adjustments to the fiscal years ended January 31, 2005 and through January 31, 2010. The Company anticipates that it is reasonably possible that new tax matters could be raised by tax authorities that may require increases or decreases to the balance of unrecognized tax benefits; however, an estimate of such increases or decreases cannot be made.

The Company files income tax returns in the U.S. federal, various state and local, and foreign tax jurisdictions. As of January 31, 2011 the Company was subject to income tax examination in these major jurisdictions:

Jurisdiction	Tax Years Ended
United States	January 31, 1999 - January 31, 2011
Israel	January 31, 2005 - January 31, 2011
United Kingdom	January 31, 2006 - January 31, 2011
India	March 31, 2002 - March 31, 2011
France	January 31, 2007 - January 31, 2011
Brazil	January 31, 2002 - January 31, 2011
Canada	January 31, 2007 - January 31, 2011
Hong Kong	March 31, 2004 - March 31, 2005
January 31, 2003 - January 31, 2011
Various U.S. States	January 31, 2002 - January 31, 2011
New York City	January 31, 2000 - January 31, 2011

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the FASB’s guidance. As a result, the Company may adjust the liabilities for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations.

The Company maintains valuation allowances where it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. Changes in valuation allowances are included in the Company’s tax provision in the period of change except for items related to additional paid-in capital. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, reversal of existing taxable temporary differences, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

The Company’s activity in the valuation allowance is as follows:

	Fiscal Years Ended January 31,
	2011	2010
	(in thousands)
Valuation allowance, beginning of the year	$(319,789)	$(285,658)
Additional paid-in capital	5,771	(5)
Provision for income taxes	(24,187)	(4,393)
Tax Contingencies	1,877	(33,893)
Reductions resulting from discontinued operations/APIC	20,604	—
Cumulative translation adjustment and other	(3,955)	4,160

Valuation allowance, end of the year	$(319,679)	$(319,789)

23. BUSINESS SEGMENT INFORMATION

The Company has three reportable segments: Comverse, Verint, and All Other. The All Other segment is comprised of Starhome B.V. and its subsidiaries, miscellaneous operations and CTI’s holding company operations. Ulticom was a reportable segment of the Company prior to its sale to a third party on December 3, 2010. As a result of the Ulticom Sale, the results of

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

operations of Ulticom, including the gain on the Ulticom Sale, are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s consolidated statements of operations for all fiscal periods presented, and the assets and liabilities of Ulticom are reflected in discontinued operations in the Company’s consolidated balance sheet as of January 31, 2010 (see Note 19, Discontinued Operations).

The Company evaluates its business by assessing the performance of each of its segments. CTI’s Chief Executive Officer is its chief operating decision maker. The chief operating decision maker uses segment performance, as defined below, as the primary basis for assessing the financial results of the segments and for the allocation of resources. Segment performance, as the Company defines it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. Segment performance, as defined by management, represents operating results of a segment without the impact of significant expenditures incurred by the segment in connection with the efforts to become current in periodic reporting obligations under the federal securities laws, certain non-cash charges, and certain other insignificant gains and charges.

Segment Performance

Segment performance is computed by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other insignificant gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with (a) the Company’s efforts to complete current and previously issued financial statements and audits of such financial statements, and (b) the Company’s efforts to become current in its periodic reporting obligations under the federal securities laws.

In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of (loss) income from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the fiscal year ended January 31, 2009, the presentation of segment revenue gives effect to segment revenue adjustments that represent (i) the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a standalone basis and (ii) certain sales concession adjustments relating to accounts receivable balances that existed prior to the acquisition date, in each case, with respect to the acquisition of Witness in May 2007. Verint did not have a segment revenue adjustment for the fiscal years ended January 31, 2011 and 2010. In the calculation of Comverse’s segment performance for the fiscal years ended January 31, 2010 and 2009 disclosed in CTI’s previously issued financial statements, the presentation of segment revenue gave effect to a segment revenue adjustment attributable to a patent litigation settlement. During the first quarter of the fiscal year ending January 31, 2012, management ceased utilizing this patent litigation segment revenue adjustment in assessing the financial results of the Comverse segment and for the allocation of resources. Accordingly, the Company has omitted this segment revenue adjustment from the presentation of Comverse’s segment performance for all fiscal years presented in these financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about total revenue, total costs and expenses, (loss) income from operations, interest expense, depreciation and amortization, significant non-cash items, total assets, and segment performance as of and for the fiscal years ended January 31, 2011, 2010 and 2009:

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Fiscal Year Ended January 31, 2011:
Revenue	$860,232	$726,799	$36,396	$—	$1,623,427
Intercompany revenue	2,604	—	805	(3,409)	—

Total revenue	$862,836	$726,799	$37,201	$(3,409)	$1,623,427

Total costs and expenses	$922,612	$653,694	$101,678	$(4,642)	$1,673,342

(Loss) income from operations	$(59,776)	$73,105	$(64,477)	$1,233	$(49,915)

Computation of segment performance:
Total revenue	$862,836	$726,799	$37,201
Segment revenue adjustment	—	—	—

Segment revenue	$862,836	$726,799	$37,201

Total costs and expenses	$922,612	$653,694	$101,678

Segment expense adjustments:
Stock-based compensation expense	2,439	46,819	8,140
Amortization of acquisition-related intangibles	18,505	30,554	—
Compliance-related professional fees	82,136	28,913	50,668
Compliance-related compensation and other expenses	4,542	—	45
Litigation settlements and related costs	—	—	(17,060)
Acquisition-related charges	—	1,690	—
Restructuring and integration charges	29,934	—	—
Gain on sale of land	(2,371)	—	—
Other	(1,402)	3,505	3,065

Segment expense adjustments	133,783	111,481	44,858

Segment expenses	788,829	542,213	56,820

Segment performance	$74,007	$184,586	$(19,619)

Interest expense	$(900)	$(29,896)	$(17)	$—	$(30,813)

Depreciation and amortization	$(38,705)	$(48,951)	$(936)	$—	$(88,592)

Significant non-cash items (1)	$923	$334	$—	$—	$1,257

Total assets	$1,016,625	$1,441,424	$1,605,426 (2)	$(1,249,553)	$2,813,922

(1)	Significant non-cash items consist primarily of write-offs and impairments of goodwill, intangible assets and property and equipment.

(2)	Total assets for the “All Other” segment includes $293.0 million of Series A Convertible Perpetual Preferred Stock issued by Verint Systems and held by CTI (see Note 25, Related Party Transactions).

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Comverse	Verint	All Other	Eliminations	Discontinued Operations	Consolidated Totals
	(In thousands)
Fiscal Year Ended January 31, 2010:
Revenue	$792,994	$703,633	$37,310	$—	$—	$1,533,937
Intercompany revenue	1,793	—	161	(1,954)	—	—

Total revenue	$794,787	$703,633	$37,471	$(1,954)	$—	$1,533,937

Total costs and expenses	$1,009,003	$637,954	$84,973	$(4,892)	$—	$1,727,038

(Loss) income from operations	$(214,216)	$65,679	$(47,502)	$2,938	$—	$(193,101)

Computation of segment performance:
Total revenue	$794,787	$703,633	$37,471
Segment revenue adjustment	—	—	—

Segment revenue	$794,787	$703,633	$37,471

Total costs and expenses	$1,009,003	$637,954	$84,973

Segment expense adjustments:
Stock-based compensation expense	4,170	44,237	9,258
Amortization of acquisition-related intangibles	21,958	30,289	—
Compliance-related professional fees	113,306	54,472	15,861
Compliance-related compensation and other expenses	10,737	—	—
Impairment charges	3,356	—	—
Impairment of property plant and equipment	2,906	—	—
Litigation settlements and related costs	—	—	2,771
Acquisition-related charges	(103)	762	—
Restructuring and integration charges	15,272	141	128
Other	831	39	1,995

Segment expense adjustments	172,433	129,940	30,013

Segment expenses	836,570	508,014	54,960

Segment performance	$(41,783)	$195,619	$(17,489)

Interest expense	$(314)	$(24,964)	$(103)	$—	$—	$(25,381)

Depreciation and amortization	$(50,637)	$(49,290)	$(1,262)	$—	$—	$(101,189)

Significant non-cash items (1)	$9,109	$159	$512	$—	$—	$9,780

Total assets	$1,282,707	$1,461,818	$1,428,901 (2)	$(1,178,976)	$106,761	$3,101,211

(1)	Significant non-cash items consist primarily of write-offs and impairments of goodwill, intangible assets and property and equipment.

(2)	Total assets for the “All Other” segment includes $293.0 million of Series A Convertible Perpetual Preferred Stock issued by Verint Systems and held by CTI (see Note 25, Related Party Transactions).

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Comverse	Verint	All Other	Eliminations	Discontinued Operations	Consolidated Totals
	(In thousands)
Fiscal Year Ended January 31, 2009:
Revenue	$917,736	$669,544	$41,347	$—	$—	$1,628,627
Intercompany revenue	2,869	—	250	(3,119)	—	—

Total revenue	$920,605	$669,544	$41,597	$(3,119)	$—	$1,628,627

Total costs and expenses	$1,080,848	$658,329	$90,781	$(7,526)	$—	$1,822,432

(Loss) income from operations	$(160,243)	$11,215	$(49,184)	$4,407	$—	$(193,805)

Computation of segment performance:
Total revenue	$920,605	$669,544	$41,597
Segment revenue adjustment	—	5,890	—

Segment revenue	$920,605	$675,434	$41,597

Total costs and expenses	$1,080,848	$658,329	$90,781

Segment expense adjustments:
Stock-based compensation expense	7,860	35,710	9,685
Amortization of acquisition-related intangibles	26,015	34,273	—
Compliance-related professional fees	32,262	28,757	13,320
Compliance-related compensation and other expenses	11,850	35	(1,811)
Impairment charges	48,388	—	—
Litigation settlements and related costs	—	(4,292)	2,100
Acquisition-related charges	(74)	—	—
Restructuring and integration charges	8,803	8,946	999
Other	(30)	(111)	1,219

Segment expense adjustments	135,074	103,318	25,512

Segment expenses	945,774	555,011	65,269

Segment performance	$(25,169)	$120,423	$(23,672)

Interest expense	$(1,280)	$(37,211)	$(7,335)	$—	$—	$(45,826)

Depreciation and amortization	$(58,652)	$(55,142)	$(1,028)	$—	$—	$(114,822)

Significant non-cash items (1)	$51,767	$873	$—	$—	$—	$52,640

Total assets	$1,529,187	$1,400,487	$1,861,722 (2)	$(1,358,143)	$315,015	$3,748,268

(1)	Significant non-cash items consist primarily of write-offs and impairments of goodwill, intangible assets and property and equipment.
(2)	Total assets for the “All Other” segment includes $293.0 million of Series A Convertible Perpetual Preferred Stock issued by Verint Systems and held by CTI (see Note 25, Related Party Transactions).

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue by major geographical region is based upon the geographic location of the customers who purchase the Company’s products and services. The geographical locations of distributors, resellers and systems integrators who purchase products and utilize the Company’s services may be different from the geographical locations of end customers. Revenue by geographic region and revenue by geographic region as a percentage of total revenue, for the fiscal years ended January 31, 2011, 2010 and 2009 was as follows:

	Fiscal Years Ended January 31,
	2011		2010		2009
	(Dollars in thousands)
United States	$481,370	30%	$459,844	30%	$449,025	28%
United Kingdom	104,281	6%	80,516	5%	106,776	7%
France	46,613	3%	54,585	4%	74,578	5%
Other foreign (1)	991,163	61%	938,992	61%	998,248	60%

Total	$1,623,427	100%	$1,533,937	100%	$1,628,627	100%

(1)	Other foreign consists of numerous countries, none of which represents more than 5% of total revenue in any fiscal year presented.

Revenue by similar type of product line or solution for the fiscal years ended January 31, 2011, 2010 and 2009 was as follows:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(In thousands)
Business Support Systems	$340,501	$349,088	$372,311
Value-Added Services	519,731	443,906	545,425
Workforce Optimization	410,529	374,778	352,367
Video Intelligence	134,012	144,970	127,012
Communications Intelligence	182,258	183,885	190,165
Other (1)	36,396	37,310	41,347

Total	$1,623,427	$1,533,937	$1,628,627

(1)	Consists of product lines or solutions that are individually less than 5% of total revenue in any fiscal year presented.

Long-lived assets primarily consist of property and equipment, net, capitalized software development costs, net, and deferred costs of revenue. The Company believes that property and equipment, net, is exposed to the geographic area risks and uncertainties more than other long-lived assets, because these tangible assets are difficult to move and are relatively illiquid.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and equipment, net, by country of domicile consists of the following as of January 31, 2011 and 2010:

	January 31,
	2011	2010
	(In thousands)
United States	$20,396	$24,266
Israel	34,256	62,790
UK	1,912	2,164
Other	10,279	10,321

	$66,843	$99,541

24. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(In thousands)
Non-cash operating items:
Net loss of discontinued operations	$11,039	$43,062	$7,371
Depreciation and amortization	88,592	101,189	114,822
Debt discount amortization	—	—	7,332
Impairment of goodwill and other intangible assets	—	3,356	48,388
Impairment of auction rate securities	407	6,914	86,475
Impairment of UBS put	6,696	6,889	—
Unrealized gain on UBS put	—	—	(13,585)
Provision for doubtful accounts	1,511	3,534	1,606
Stock-based compensation expense	39,321	44,623	47,443
Excess tax benefits from stock award plans	(815)	—	—
Operating asset write-downs	1,257	6,423	4,596
Deferred income taxes	43,011	(35,005)	55,296
Net realized gains on sale of investments	(23,810)	(10,788)	(1,267)
Equity in losses of unconsolidated affiliates, net of tax	20	6	1,012
Gains on sale of assets	(2,774)	—	—
Provision for inventory reserves	13,038	8,397	7,780
Losses on derivative financial instruments	5,385	13,612	14,591
Foreign currency transaction (gains) losses	(1,932)	785	(1,636)
Other non-cash items, net	1,017	1,321	(435)

Net non-cash operating items—continuing operations	$181,963	$194,318	$379,789

Non-cash investing transactions—continuing operations:
Accrued but unpaid purchases of property and equipment	$1,670	$1,935	$382

Inventory transfers to property and equipment	$4,336	$3,481	$4,183

Cash paid during the year for interest—continuing operations	$21,056	$24,705	$36,544

Cash paid during the year for income taxes—continuing operations	$14,225	$20,158	$15,631

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25. RELATED PARTY TRANSACTIONS

Ulticom’s 2010 Special Cash Dividend

In December 2010, Ulticom, Inc. paid a special cash dividend in the aggregate amount of $64.1 million, to its shareholders, including CTI. Ulticom, Inc.’s minority shareholders were paid $21.7 million. The special cash dividend was paid immediately prior to the Ulticom Sale (see Note 19, Discontinued Operations).

Ulticom’s 2009 Special Cash Dividend and Stock Option Modification

In April 2009, Ulticom, Inc. paid a special cash dividend of $199.6 million to its shareholders, including CTI. Ulticom, Inc.’s minority shareholders were paid $64.3 million and an additional $0.2 million was payable to holders of deferred stock units awarded under Ulticom, Inc.’s equity incentive plan upon each issuance of common stock subject to such awards.

Effective as of April 21, 2009, the exercise prices of outstanding options to purchase 2,982,104 shares of Ulticom Inc.’s common stock were reduced in connection with the payment of the special cash dividend of $4.58 per share. These reductions in the option exercise prices resulted in no change in Ulticom’s share-based payment expense.

Sale of Shares of Verint Systems’ Common Stock

Effective July 15, 2010, CTI made a demand pursuant to the Original Registration Rights Agreement to have up to 2.8 million shares of Verint Systems’ common stock registered in a registration statement on Form S-1. On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate proceeds net of underwriting discounts and commissions of $76.5 million. The offering was completed as part of the initiatives undertaken by management to improve the Company’s cash position. Following completion of the offering, CTI maintained a controlling financial interest in Verint Systems’ common stock and, in accordance with the FASB’s guidance, accounted for the sale of shares of Verint Systems’ common stock as an equity transaction. As a result, the Company increased “Additional paid-in capital” by $52.2 million, increased “Noncontrolling interest” by $4.5 million representing the change in ownership interest of the noncontrolling shareholders and increased “Accumulated other comprehensive income” by $2.6 million. The gain recognized as a result of this transaction was determined using the Company’s inside basis as its cost basis for shares held or value contributed.

Verint’s Joint Venture Cash Dividend

During the fiscal years ended January 31, 2011 and 2010, $2.2 million and $4.1 million of dividends were paid to the noncontrolling shareholders of Verint’s joint venture, respectively. As of January 31, 2009, $2.1 million of the dividend paid during the fiscal year ended January 31, 2010 was accrued. There were no dividends accrued as of January 31, 2011 and 2010.

Sonus Networks, Inc.

Dr. Nottenburg, a member of CTI’s Board of Directors, served as the President and Chief Executive Officer of Sonus Networks, Inc., a telecommunications company, from June 13, 2008 until October 12, 2010. Sonus Networks, Inc. is a customer of Comverse and Verint. The Company had a well-established and ongoing business relationship with Sonus Networks, Inc. prior to the appointment of Dr. Nottenburg to CTI’s Board of Directors. For the fiscal year ended January 31, 2011 and 2010, the revenue derived by Comverse from Sonus Networks, Inc. was $0.2 million and $0.3 million, respectively. As of January 31, 2011, Comverse had no accounts receivable from Sonus Networks, Inc. As of January 31, 2010, Comverse had accounts receivable from Sonus Networks, Inc. of $0.3 million. For the fiscal year ended January 31, 2009, the revenue derived by each of Comverse and Verint from Sonus Networks, Inc. was $0.5 million and $0.4 million, respectively. Verint derived no revenue from Sonus Networks, Inc. for the fiscal years ended January 31, 2011 and 2010 and had no accounts receivable therefrom as of January 31, 2011 and 2010.

Verint’s Series A Convertible Perpetual Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (the “Securities Purchase Agreement”), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (“preferred stock”), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The preferred stock was issued at a purchase price of $1,000 per share and ranks senior to Verint Systems’ common stock. The preferred stock has an initial liquidation preference equal to the purchase price of the preferred stock, or $1,000 per share. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of Verint, CTI will be entitled to receive, out of assets available for distribution to Verint’s stockholders and before any distribution of assets to the holders of Verint Systems’ common stock, an amount equal to the then-current liquidation preference, which includes accrued and unpaid dividends. As of January 31, 2011, the liquidation preference of the preferred stock was $338.7 million.

The terms of the preferred stock provide that upon a fundamental change, as defined, CTI would have the right to require Verint to repurchase the preferred stock for 100% of the liquidation preference then in effect. Fundamental change events include the sale of substantially all of Verint’s assets, certain changes in beneficial ownership or board of directors’ representation, and business reorganizations. If Verint fails to repurchase the preferred stock as required upon a fundamental change, then the number of directors constituting the board of directors will be increased by two, and CTI will have the right to elect two directors to fill such vacancies. Upon repurchase of the preferred stock subject to the fundamental change repurchase right, CTI will no longer have the right to elect additional directors, the term of office of each additional director will terminate immediately upon such repurchase, and the number of directors will, without further action, be reduced by two. In addition, in the event of a fundamental change, the conversion rate (as described in the section entitled Voting and Conversion below) will be increased to provide for additional shares of common stock issuable to CTI upon conversion, based on a sliding scale (depending on the acquisition price, as defined) ranging from zero to 3.7 additional shares of common stock for every share of preferred stock converted into shares of common stock.

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

During the quarter ended January 31, 2008, the interest rate on Verint’s term loan under the Prior Facility was reduced by more than 50 basis points below the initial interest rate. Accordingly, the dividend rate on the preferred stock was reset to 3.875%, effective February 1, 2008. This rate was only subject to future change in the event Verint was unable to obtain approval of the issuance of common shares underlying the preferred stock’s conversion feature. On October 5, 2010, Verint Systems’ stockholders approved the issuance of the Verint Systems’ common stock underlying the preferred stock and accordingly, the dividend rate is no longer subject to change.

Verint was prohibited from paying cash dividends on the preferred stock under the terms of the Prior Facility and continues to be prohibited from paying cash dividends under the terms of its New Credit Agreement. Verint may elect to make dividend payments in shares of its common stock. The common stock used for dividends, when and if declared, would be valued at 95% of the volume weighted-average price of Verint Systems’ common stock for each of the five consecutive trading days ending on the second trading day immediately prior to the record date for the dividend.

The preferred stock does not participate in Verint’s earnings other than as described above.

Through January 31, 2011, no dividends had been declared or paid on the preferred stock. Through such date, cumulative, undeclared dividends on the preferred stock were $45.7 million.

Voting and Conversion

The preferred stock did not have voting or conversion rights until the underlying shares of common stock were approved for issuance by a vote of holders of a majority of Verint Systems’ common stock. On October 5, 2010, Verint Systems’ stockholders approved the issuance of the Verint Systems’ common stock underlying the preferred stock. Following receipt of such stockholder approval, each share of preferred stock became entitled to a number of votes equal to the number of shares of common stock into which the preferred stock would be convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The initial conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. In addition, following receipt of stockholder approval for the issuance of the underlying common shares, each share of preferred stock became convertible, at the option of CTI, into a number of shares of Verint Systems’ common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66, and remained unchanged through January 31, 2011. The conversion price is subject to periodic adjustment upon the occurrence of certain

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

dilutive events. As of January 31, 2011, the preferred stock is convertible into approximately 10.4 million shares of Verint Systems’ common stock.

At any time, Verint has the right to cause the preferred stock, in whole but not in part, to be automatically converted into common stock at the conversion price then in effect. However, Verint may exercise this right only if the closing sale price of its common stock immediately prior to conversion equals or exceeds the conversion price then in effect by: (a) 140%, if the conversion is on or after May 25, 2010 but prior to May 25, 2011, or (b) 135%, if the conversion is on or after May 25, 2011.

Transfer and Registration Rights

CTI has had the right to sell the preferred stock since November 25, 2007 in either private or public transactions. Pursuant to a registration rights agreement that CTI and Verint entered into concurrently with the Securities Purchase Agreement (the “New Registration Rights Agreement”), subject to certain conditions which have now been satisfied, CTI is entitled to two demands to require Verint to register the preferred stock and/or the shares of common stock underlying the preferred stock for resale under the Securities Act of 1933, as amended (the “Securities Act”). Such resales may be made through underwritten offerings, upon CTI’s request. The New Registration Rights Agreement also provides CTI with unlimited piggyback registration rights on certain Securities Act registrations filed by Verint on its own behalf or on behalf of other Verint stockholders.

CTI’s rights under the New Registration Rights Agreement are in addition to its rights under a previous registration rights agreement that CTI entered into with Verint shortly before Verint’s initial public offering in 2002. This registration rights agreement (the “Original Registration Rights Agreement”) covers all shares of common stock then held by CTI and any additional shares of common stock acquired by CTI at later dates. Under the Original Registration Rights Agreement, CTI is entitled to unlimited demand registrations of its shares on registration statements on Form S-3. As long as Verint is not eligible to use a registration statement on Form S-3, CTI was also entitled to one demand registration on a registration statement on Form S-1. Effective July 15, 2010, CTI made a demand pursuant to the Original Registration Rights Agreement to have up to 2.8 million shares of Verint Systems’ common stock registered in a registration statement on Form S-1 and, on January 14, 2011, completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering. In addition, similar to the New Registration Rights Agreement, the Original Registration Rights Agreement also provides CTI with unlimited piggyback registration rights.

26. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company provides certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of January 31, 2011 and 2010, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $47.6 million as of January 31, 2011, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2012.

Unconditional Purchase Obligations

In the ordinary course of business, the Company enters into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude aggregate amounts that are cancelable without penalty. The Company had unconditional purchase obligations of approximately $64.6 million as of January 31, 2011. Of these obligations, $56.0 million are due in the next twelve months and $8.6 million are due in one to three years.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Litigation Overview

Except as disclosed below, the Company does not believe that it is currently party to any other claims, assessments or pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.

Proceedings Related to CTI’s Special Committee Investigations

Overview

On March 14, 2006, CTI announced the creation of a Special Committee of its Board of Directors (the “Special Committee”) composed of outside directors to review CTI’s historic stock option grant practices and related accounting matters, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. In November 2006, the Special Committee’s investigation was expanded to other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the misstatement of backlog. The Special Committee issued its report on January 28, 2008. Following the commencement of the Special Committee’s investigation, CTI, certain of its subsidiaries and some of CTI’s former directors and officers and a current director were named as defendants in several class and derivative actions, and CTI commenced direct actions against certain of its former officers and directors.

Petition for Remission of Civil Forfeiture

In July 2006, the U.S. Attorney filed a forfeiture action against certain accounts of Jacob “Kobi” Alexander, CTI’s former Chairman and Chief Executive Officer, that resulted in the United States District Court for the Eastern District entering an order freezing approximately $50.0 million of Mr. Alexander’s assets. In order to ensure that CTI receives the assets in Mr. Alexander’s frozen accounts, in July 2007, CTI filed with the U.S. Attorney a Petition for Remission of Civil Forfeiture requesting remission of any funds forfeited by Mr. Alexander. The United States District Court entered an order on November 30, 2010 directing that the assets in such accounts be liquidated and remitted to CTI. The process of liquidating such assets has been completed and the proceeds from the assets in such accounts have been transferred to a class action settlement fund in conjunction with the settlements of the Direct Actions (as defined below), the consolidated shareholder class action and shareholder derivative actions. The agreement to settle the shareholder class action was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively.

Direct Actions

Based on the Special Committee’s findings, CTI commenced litigations against three former executive officers as a result of their misconduct relating to historical stock option grants. On January 16, 2008, CTI commenced an action against Mr. Alexander, its former Chairman and Chief Executive Officer, and William F. Sorin, its former Senior General Counsel and director, in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Alexander et al., No. 08/600142. On January 17, 2008, CTI commenced an action against David Kreinberg, its former Executive Vice President and Chief Financial Officer, in the Superior Court of New Jersey, captioned Comverse Technology, Inc. v. Kreinberg (N.J. Super. Ct.). That action was discontinued and on January 8, 2009, a separate action was commenced against Mr. Kreinberg in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Kreinberg, No. 09/600052. The actions captioned Comverse Technology, Inc. v. Alexander et al. and Comverse Technology, Inc. v. Kreinberg are referred to collectively as the “Direct Actions.” The Direct Actions asserted claims for fraud, breach of fiduciary duty, and unjust enrichment in connection with the defendants’ conduct related to historical stock option grants. As part of the agreement to settle the federal and state derivative actions, which was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively, CTI dismissed the Direct Actions on September 29, 2010.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On December 17, 2009, the parties to the shareholder derivative actions entered into an agreement to settle these actions, which settlement was approved by the courts in which the federal and state derivative actions were pending on July 1, 2010 and September 23, 2010, respectively. The Company recorded a charge of $9.4 million associated with the settlement during the fiscal year ended January 31, 2007 (see Settlement Agreements below).

Shareholder Class Action

Beginning on or about April 19, 2006, class action lawsuits were filed by persons identifying themselves as CTI shareholders, purportedly on behalf of a class of CTI’s shareholders who purchased its publicly traded securities. Two actions were filed in the United States District Court for the Eastern District of New York, and three actions were filed in the United States District Court for the Southern District of New York. On August 28, 2006, the actions pending in the United States District Court for the Southern District of New York were transferred to the United States District Court for the Eastern District of New York. A consolidated amended complaint under the caption In re Comverse Technology, Inc. Sec. Litig., No. 06-CV-1825, was filed by the court-appointed Lead Plaintiff, Menorah Group, on March 23, 2007. The consolidated amended complaint was brought on behalf of a purported class of CTI shareholders who purchased CTI’s publicly traded securities between April 30, 2001 and November 14, 2006. The complaint named CTI and certain of its former officers and directors as defendants and alleged, among other things, violations of Sections 10(b) and 14(a) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options. The action sought compensatory damages in an unspecified amount.

The parties to this action entered into a settlement agreement on December 16, 2009, which was amended on June 19, 2010 and approved by the court in which such action was pending on June 23, 2010. The Company recorded a charge of $165.0 million associated with the settlement during the fiscal year ended January 31, 2007 (see Settlement Agreements below).

Settlement Agreements

On December 16, 2009 and December 17, 2009, CTI entered into agreements to settle the consolidated shareholder class action and consolidated shareholder derivative actions described above, respectively. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (the “Opt-out Credit”) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. In connection with such settlements, CTI dismissed its Direct Actions against Messrs. Alexander, Kreinberg and Sorin, who, in turn, dismissed any counterclaims they filed against CTI.

As part of the settlement of the consolidated shareholder class action, as amended, CTI agreed to make payments to a class action settlement fund in the aggregate amount of up to $165.0 million that were paid or remain payable as follows:

•	$1.0 million that was paid following the signing of the settlement agreement in December 2009;

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•

$17.9 million that was paid in July 2010 (representing an agreed $21.5 million payment less a holdback of $3.6 million in respect of the anticipated Opt-out Credit, which holdback is required to be paid by CTI if the Opt-out Credit is less);

•	$30.0 million that was paid in May 2011; and

•	$112.5 million (less the amount, if any, by which the Opt-out Credit exceeds the holdback described above) payable on or before November 15, 2011.

Of the $112.5 million due on or before November 15, 2011, $82.5 million is payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten day average of the closing prices of CTI’s common stock prior to such election, provided that CTI’s common stock is listed on a national securities exchange on or before the payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million. The payment of $30.0 million made in May 2011 could also have been paid in shares of CTI’s common stock if, prior thereto, CTI had met such conditions to using shares as payment consideration. If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. As of January 31, 2011 and 2010, CTI had $33.4 million and $17.1 million of restricted cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply, respectively.

In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use the proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. As of January 31, 2011 and 2010, the Company had $33.4 million and $26.1 million, respectively, of cash received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the consolidated shareholder class action settlement agreement. As of January 31, 2011, $33.4 million of such cash receipts were classified in “Restricted cash and bank time deposits.” As of January 31, 2010, $9.0 million of such cash proceeds were classified in “Restricted cash and bank time deposits” and $17.1 million, was classified within “Other assets” as long-term restricted cash.

In addition, as part of the settlements of the Direct Actions, the consolidated shareholder class action and shareholder derivative actions, Mr. Alexander agreed to pay $60.0 million to CTI to be deposited into the derivative settlement fund and then transferred into the class action settlement fund. All amounts payable by Mr. Alexander have been paid. Also, as part of the settlement of the shareholder derivative actions, Mr. Alexander transferred to CTI shares of Starhome B.V. representing 2.5% of its outstanding share capital.

Pursuant to the amendment, Mr. Alexander agreed to waive certain rights to terminate the settlement and received the right to a credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. CTI’s settlement of claims against it in the class action for aggregate consideration of up to $165.0 million (less the Opt-out Credit) is not contingent upon Mr. Alexander satisfying his payment obligations. Certain other defendants in the Direct Actions and the shareholder derivative actions have paid or agreed to pay to CTI an aggregate of $1.4 million and certain former directors agreed to relinquish certain outstanding unexercised stock options. As part of the settlement of the shareholder derivative actions, CTI paid, in October 2010, $9.4 million to cover the legal fees and expenses of the plaintiffs. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action.

Under the terms of the settlements, Mr. Alexander and his wife relinquished their claims to the assets in Mr. Alexander’s frozen accounts that were subject to the forfeiture action, and the United States District Court entered an order on November 30, 2010 directing that the assets in such accounts be liquidated and remitted to CTI. The process of liquidating such assets has been completed and the proceeds from the assets in such accounts have been transferred to the class action settlement fund.

The agreement to settle the consolidated shareholder class action, as amended, was approved by the court in which such action was pending on June 23, 2010. The agreement to settle the federal and state derivative actions was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Opt-Out Plaintiffs’ Action

On September 28, 2010, an action was filed in the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436. Plaintiffs allege that they are CTI shareholders who purchased CTI’s publicly traded securities in 2005, 2006 and 2007. The plaintiffs, Maverick Fund, L.D.C. and certain affiliated investment funds, opted not to participate in the settlement of the consolidated shareholder class action described above. The complaint names CTI, its former Chief Executive Officer and certain of its former officers and directors as defendants and alleges, among other things, violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options, other accounting practices at CTI and the timeline for CTI to become current in its periodic reporting obligations. The action seeks compensatory damages in an unspecified amount. The Company filed a motion to dismiss the complaint in December 2010, and a hearing on the motion was conducted on March 4, 2011. The court has not yet issued its decision.

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

Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both seek to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise by certain employees and former employees of certain CTI and Verint Systems stock options, respectively. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. The Katriel case has been consolidated with the Katriel case filed in the Tel Aviv District Court (Case Number 1334/09) and is subject to the stay discussed above. The Deutsch case has been scheduled for a preliminary hearing in the Tel Aviv District Court in October 2011.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As a result of CTI’s inability to become current in its periodic reporting obligations under the federal securities laws in accordance with the final judgment and court order by February 8, 2010, CTI received an additional “Wells Notice” from the staff of the SEC on February 4, 2010. The Wells Notice provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI’s securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a “Wells Notice” have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock because, prior to the filing of the Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 with the SEC on October 4, 2010, CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge issued an initial decision to revoke the registration of CTI’s common stock. The initial decision does not become effective until the SEC issues a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which the final brief was filed on November 1, 2010. On February 17, 2011, the SEC issued an order directing the parties to file additional briefs in the matter and such briefs were filed on March 7, 2011. In May 2011, the SEC granted CTI’s motion for oral argument and such argument is scheduled for July 14, 2011. After the SEC issues its final order, either party may appeal such order to the federal court of appeals. Although the SEC granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, CTI cannot at this time predict the outcome of such review or any appeal therefrom. If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Investigation of Alleged Unlawful Payments

On March 16, 2009, CTI disclosed that the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments made by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. The Audit Committee found that the conduct at issue did not involve CTI’s current executive officers. The Audit Committee also reviewed Comverse’s other existing and prior arrangements with agents. When the Audit Committee commenced the investigation, CTI voluntarily disclosed to the SEC and the DOJ these facts and advised that the Audit Committee had initiated an internal investigation and that the Audit Committee would provide the results of its investigation to the agencies. On April 27, 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. The Audit Committee provided information to, and cooperated fully with, the DOJ and the SEC with respect to its findings of the internal investigation and resulting remedial action.

On April 7, 2011, CTI entered into a non-prosecution agreement with the DOJ and the SEC submitted a settlement agreement with CTI to the United States District Court for the Eastern District of New York for its approval, which was obtained on April 12, 2011. These agreements resolved allegations that CTI and certain of its foreign subsidiaries violated the books and records and internal controls provisions of the FCPA by inaccurately recording certain improper payments made from 2003 through 2006 by certain former employees and an external sales agent of Comverse Ltd. or its subsidiaries, in connection with the sale of certain products in foreign jurisdictions.

Under the non-prosecution agreement with the DOJ, CTI paid a fine of $1.2 million to the DOJ and agreed to continue to implement improvements in its internal controls and anti-corruption practices and policies. Under its settlement agreement with the SEC, CTI paid approximately $1.6 million in disgorgement and pre-judgment interest and is required under a conduct-based injunction to comply with the books and records and internal controls provisions of the FCPA.

The Company recorded charges of $2.9 million associated with this matter during the fiscal year ended January 31, 2009.

Ulticom Shareholder Class Action

On October 14, 2010, a purported shareholder class action was filed in the Superior Court of New Jersey, Chancery Division, Burlington County, entitled Greenbaum v. Ulticom, Inc. et al., No. c 86-10, against Ulticom, Platinum Equity and certain of its affiliates, and Ulticom’s board of directors. The complaint alleged that Ulticom’s directors breached their fiduciary duties by failing to ensure that Ulticom’s shareholders receive maximum value for their shares in connection with the proposed acquisition of Ulticom by Platinum Equity and that Platinum Equity aided and abetted such breaches of fiduciary duty. The action sought, among other things, injunctive relief, rescission and attorneys’ fees and costs. On December 16, 2010, the plaintiff filed a Notice of Voluntary Dismissal to terminate the action without prejudice, with each party to bear its own expenses. The case was dismissed on December 21, 2010.

Other Legal Proceedings

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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

To the extent permitted under state laws or other applicable laws, the Company has agreements where it will indemnify its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the Company’s director’s or officer’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has certain director and officer insurance coverage that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. The Company is not able to estimate the fair value of these indemnification agreements in excess of applicable insurance coverage, if any.

27. QUARTERLY INFORMATION (UNAUDITED)

The following table shows selected results of operations for each of the quarters during the fiscal years ended January 31, 2011, and 2010:

	Fiscal Quarters Ended
	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$356,888	$410,242	$425,460	$430,837
(Loss) income from operations	(83,692)	(13,050)	23,302	23,525
Net (loss) income attributable to Comverse Technology, Inc.
Net (loss) income from continuing operations	(80,651)	(23,173)	(40,929)	19,136
Loss from discontinued operations, net of tax	(1,224)	(1,000)	(774)	(3,707)

Net (loss) income attributable to Comverse Technology, Inc.	$(81,875)	$(24,173)	$(41,703)	$15,429

Net (loss) income from continuing operations attributable to Comverse Technology, Inc.:
Basic	$(80,651)	$(23,173)	$(40,929)	$19,136
Diluted	(80,651)	(23,232)	(42,956)	18,903
(Loss) earnings per share from continuing operations attributable to Comverse Technology, Inc.’s shareholders:
Basic	(0.39)	(0.12)	(0.20)	0.10
Diluted	(0.39)	(0.12)	(0.21)	0.09
Loss from discontinued operations, net of tax, attributable to Comverse Technology, Inc.:
Basic	(1,224)	(1,000)	(774)	(3,707)
Diluted	(1,224)	(1,000)	(774)	(3,707)
Loss per share from discontinued operations attributable to Comverse Technology, Inc.’s shareholders:
Basic	(0.01)	(0.00)	(0.00)	(0.02)
Diluted	(0.01)	(0.00)	(0.00)	(0.02)
(Loss) earnings per share attributable to Comverse Technology, Inc.’s shareholders:
Basic	$(0.40)	$(0.12)	$(0.20)	$0.08

Diluted	$(0.40)	$(0.12)	$(0.21)	$0.07

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal Quarters Ended
	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$388,248	$374,718	$377,813	$393,158
Loss from operations	(26,239)	(36,082)	(48,582)	(82,198)
Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	(57,915)	(62,252)	(54,654)	(55,609)
Income (loss) from discontinued operations, net of tax	16,416	18,697	(31,872)	(44,846)

Net loss attributable to Comverse Technology, Inc.	$(41,499)	$(43,555)	$(86,526)	$(100,455)

Net loss from continuing operations attributable to Comverse Technology, Inc.:
Basic	$(57,915)	$(62,252)	$(54,654)	$(55,609)
Diluted	(60,468)	(62,253)	(54,839)	(55,609)
Loss per share from continuing operations attributable to Comverse Technology, Inc.’s shareholders:
Basic	(0.28)	(0.30)	(0.26)	(0.27)
Diluted	(0.30)	(0.30)	(0.26)	(0.27)
Income (loss) from discontinued operations, net of tax, attributable to Comverse Technology, Inc.:
Basic	16,416	18,697	(31,872)	(44,846)
Diluted	16,416	18,697	(31,872)	(44,846)
Earnings (loss) per share from discontinued operations attributable to Comverse Technology, Inc.’s shareholders:
Basic	0.08	0.09	(0.16)	(0.22)
Diluted	0.08	0.09	(0.16)	(0.22)
Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic	$(0.20)	$(0.21)	$(0.42)	$(0.49)

Diluted	$(0.22)	$(0.21)	$(0.42)	$(0.49)

The unaudited quarterly information shown above reflects the presentation of discontinued operations for all periods presented as a result of the Ulticom Sale on December 3, 2010 (see Note 19, Discontinued Operations).

28. SUBSEQUENT EVENTS

Phase II Business Transformation

During the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse implemented the first phase of such plan during the fiscal year ended January 31, 2011, reducing its annualized operating costs. During the first quarter of the fiscal year ending January 31, 2012, Comverse commenced the implementation of a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse is in the process of creating new business units (BSS, VAS, Mobile Internet and Go-Live Services) that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Appointment of Chief Executive Officer

On February 25, 2011, the Company and Mr. Dahan entered into a Separation and Consulting Agreement, pursuant to which, by mutual agreement, Mr. Dahan agreed to (i) resign as the Company’s President and Chief Executive Officer and as a member of the Board of Directors of the Company and each of its subsidiaries effective March 4, 2011 and (ii) serve as a consultant to the Company for a period of 90 days thereafter.

On February 25, 2011, the Board of Directors appointed Charles J. Burdick, who then served as the Company’s non-executive Chairman of the Board, as Chairman and Chief Executive Officer, effective March 4, 2011.

As a result of Mr. Burdick’s appointment as Chairman, Mr. Burdick was no longer “independent” for purposes of serving on the Board’s Audit Committee and Corporate Governance and Nominating Committee and, consequently, resigned from such committees.

Verint’s New Credit Facility

On April 29, 2011, Verint (i) entered into a credit agreement (the “New Credit Agreement”) with a group of lenders (the “Lenders”) and Credit Suisse AG, as administrative agent and collateral agent for the Lenders (in such capacities, the “Agent”) and (ii) terminated that certain credit agreement dated May 25, 2007 (as amended, supplemented or otherwise modified from time to time, the “Prior Facility”) with a group of lenders party thereto (the “Prior Lenders”) and Credit Suisse AG, as successor administrative agent for the Prior Lenders.

The New Credit Agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing October 2017 (the “Term Loan Facility”) and a $170.0 million revolving credit facility maturing April 2016 (the “Revolving Credit Facility”), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the New Credit Agreement. As of the April 30, 2011, Verint had no outstanding borrowings under the Revolving Credit Facility.

Loans under the New Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint’s election:

(a) in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 2.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 2.00%). The “Base Rate” is the greatest of (i) the Agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the New Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one month interest period plus 1.00%.

Verint has agreed to pay a commitment fee with respect to undrawn availability under the Revolving Credit Facility, payable quarterly, at a rate of 0.50% per annum, and customary administrative agent fees and fees in respect of letters of credit.

The New Credit Agreement requires Verint to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017. Optional prepayments of the loan are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates and a 1.0% premium applicable in the event of a Repricing Transaction (as defined in the New Credit Agreement) prior to April 30, 2012. The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the New Credit Agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, and then pro rata to other remaining scheduled term loan principal payments, if any.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Verint’s obligations under the New Credit Agreement are guaranteed by substantially all of Verint’s domestic subsidiaries and are secured by a security interest in substantially all assets of Verint and its guarantor subsidiaries, subject to certain exceptions. Verint’s obligations under the New Credit Agreement are not guaranteed by CTI and are not secured by any of CTI’s assets.

The New Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the New Credit Agreement, similar to the Prior Facility, precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The New Credit Agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated EBITDA (each as defined in the New Credit Agreement) leverage ratio until July 31, 2013 no greater than 5.00 to 1.00 and, thereafter, no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions.

The New Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay principal or interest under the New Credit Agreement when due, failure to comply with covenants, any representation or warranty made by Verint proving to be inaccurate in any material respect, defaults under certain other indebtedness of Verint or its subsidiaries, a Change of Control (as defined in the New Credit Agreement) of Verint, and certain insolvency or receivership events affecting Verint or its significant subsidiaries. Upon an event of default, all obligations of Verint owing under the New Credit Agreement may be declared immediately due and payable, and the Lenders’ commitments to make loans under the New Credit Agreement may be terminated.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COMVERSE TECHNOLOGY, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$197,840	$46,565
Restricted cash	33,367	9,046
Auction rate securities	72,441	35,846
Prepaid expenses and other current assets	2,242	10,244

Total current assets	305,890	101,701
Property and equipment, net	1,815	1,984
Advances to and investments in subsidiaries	445,433	527,617
Investment in discontinued operations	—	56,797
Auction rate securities	—	78,804
Other assets	1,662	30,141

Total assets	$754,800	$797,044

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$37,797	$47,706
Convertible debt obligations	2,195	—
Litigation settlement	146,150	61,100

Total current liabilities	186,142	108,806
Convertible debt obligations	—	2,195
Litigation settlement	—	112,500
Other long-term liabilities	155,650	151,057

Total liabilities	341,792	374,558

Commitments and contingencies
Equity:
Common stock, $0.10 par value—authorized, 600,000,000 shares; issued, 204,937,882 and 204,228,369 shares, respectively; outstanding, 204,553,916 and 204,073,385, respectively	20,494	20,422
Treasury stock, at cost, 403,966 and 154,984 shares, respectively	(3,484)	(1,578)
Additional paid-in capital	2,088,717	1,959,701
Accumulated deficit	(1,707,638)	(1,575,316)
Accumulated other comprehensive income	14,919	19,257

Total equity	413,008	422,486

Total liabilities and equity	$754,800	$797,044

See notes to condensed financial statements.

COMVERSE TECHNOLOGY, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Years Ended January 31,
	2011	2010	2009
Management fees	$—	$60	$60
Selling, general and administrative expenses	(84,504)	(49,291)	(45,143)
Litigation settlement	17,500	—	—

Loss from operations	(67,004)	(49,231)	(45,083)
Interest income	1,922	3,271	14,819
Interest expense	(10)	(103)	(7,335)
Other-than-temporary impairment of investments	(407)	(6,914)	(86,475)
Other income	17,184	92	14,436

Loss before income taxes	(48,315)	(52,885)	(109,638)
Income tax benefit (expense)	4,445	47,617	(15,370)
Equity in losses of subsidiaries from continuing operations, net of tax	(81,747)	(225,162)	(193,883)

Net loss from continuing operations	(125,617)	(230,430)	(318,891)
Loss from discontinued operations, net of tax	(6,705)	(41,605)	(6,361)

Net loss	$(132,322)	$(272,035)	$(325,252)

Weighted average shares outstanding
Basic and diluted	205,162,720	204,513,420	204,171,793

Loss per share:
Basic
Continuing operations	$(0.61)	$(1.13)	$(1.56)

Discontinued operations	$(0.03)	$(0.20)	$(0.03)

Basic loss per share	$(0.64)	$(1.33)	$(1.59)

Diluted
Continuing operations	$(0.62)	$(1.13)	$(1.56)

Discontinued operations	$(0.03)	$(0.20)	$(0.03)

Diluted loss per share	$(0.65)	$(1.33)	$(1.59)

See notes to condensed financial statements.

COMVERSE TECHNOLOGY, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended January 31,
	2011	2010	2009
Net cash used in operating activities	$(97,062)	$(23,045)	$(26,294)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	57,218	26,370	74,331
Proceeds from sale of Verint Systems, Inc. shares of common stock	76,475	—	—
Proceeds from sale of Ulticom, Inc.	13,211	—	—
Purchases of investments	—	—	(48,949)
Purchase of property and equipment	(84)	(891)	(17)
Payments from subsidiaries, net	68,247	6,150	120,370
Net change in restricted cash	(7,223)	(26,144)	—
Dividend received from discontinued operations	42,399	135,323	—

Net cash provided by investing activities	250,243	140,808	145,735

Cash flows from financing activities:
Repurchase of convertible debt obligations	—	(417,282)	—
Repayment of bank loans and long-term debt	—	—	(17)
Repurchase of common stock	(1,906)	(359)	(386)

Net cash used in financing activities	(1,906)	(417,641)	(403)

Net increase (decrease) in cash and cash equivalents	151,275	(299,878)	119,038
Cash and cash equivalents, beginning of year	46,565	346,443	227,405

Cash and cash equivalents, end of year	$197,840	$46,565	$346,443

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

1. BASIS OF PRESENTATION

Comverse Technology, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. Losses of a subsidiary, if any, are applied against the investment in subsidiary balance and then to the balance of the advances to the subsidiary if the investment in subsidiary balance has been reduced to zero. Accordingly, non-trade advances to subsidiaries and investments in subsidiaries are presented together as “Advances to and investments in subsidiaries” on the condensed balance sheets. On December 3, 2010, the Parent Company sold its subsidiary, Ulticom, Inc. to a third party (the “Ulticom Sale”) for an aggregate consideration of up to $17.2 million. As a result of the Ulticom Sale, the results of operations of Ulticom, including the gain on the sale of Ulticom, net of tax, of $2.9 million, are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Parent Company’s statements of operations for all fiscal periods presented and the investment in Ulticom is reflected in “Investment in discontinued operations” in the Parent Company’s balance sheet as of January 31, 2010. See Note 8, Discontinued Operations. These parent-only condensed financial statements should be read in conjunction with Comverse Technology, Inc.’s audited consolidated financial statements included in Item 15 of this Annual Report.

Restrictions on Access to Subsidiary Cash

The Parent Company’s Verint subsidiary has long-term debt outstanding as of January 31, 2011 and 2010 which places restrictions on the declaration or payment of any dividends whether in cash or property to the Parent Company. As of January 31, 2011 and 2010, the Parent Company’s Comverse Ltd. subsidiary was required to maintain an aggregate of $25.0 million and $45.0 million, respectively, as compensating cash balances under the terms of lines of credit that Comverse Ltd. had with two banks, restricting Comverse Ltd.’s ability to use such funds. In addition, pursuant to its investment agreements, the Parent Company’s Starhome subsidiary is precluded from paying cash dividends to its shareholders without the approval of certain minority shareholders. As the restricted net assets represent a significant portion of the Company’s consolidated net assets, these condensed financial statements have been presented on a “parent-only” basis.

2. RESTRICTED CASH AND AUCTION RATE SECURITIES

As of January 31, 2011 and 2010, restricted cash includes proceeds from the sale of auction rate securities (“ARS”) (including interest thereon) that are restricted pursuant to the consolidated shareholder class action settlement agreement. In addition, as of January 31, 2011 and 2010, all ARS are restricted pursuant to such settlement agreement. See Note 3, Investments, and Note 26, Commitments and Contingencies, of the consolidated financial statements for disclosures relating to restrictions on ARS and cash proceeds from the sale and redemption of ARS. As of January 31, 2011, $33.4 million of sales proceeds (including interest thereon) were classified in “Restricted cash.” As of January 31, 2010, $9.0 million and $17.1 million of sales proceeds (including interest thereon) were classified in “Restricted cash” and within “Other assets” as long-term restricted cash, respectively.

3. DEBT

As of January 31, 2011 and 2010, the Parent Company had $2.2 million aggregate principal amount of outstanding convertible debt obligations (the “Convertible Debt Obligations”). During the fiscal year ended January 31, 2010, the Parent Company commenced a tender offer, in accordance with the terms of the indenture, pursuant to which the Parent Company purchased $417.3 million in aggregate principal amount of its Convertible Debt Obligations. Refer to Note 12, Debt, of the consolidated financial statements for a description of the significant provisions of the Convertible Debt Obligations and the purchase of the Convertible Debt Obligations during the fiscal year ended January 31, 2010.

4. COMMITMENTS AND CONTINGENCIES

The Parent Company is a party to various lawsuits, as discussed in Note 26, Commitments and Contingencies, of the consolidated financial statements. In December, 2009, the Parent Company entered into agreements to settle a shareholder class action and consolidated shareholder derivative actions for an aggregate amount of $174.4 million, including legal fees and expenses of the plaintiffs of $9.4 million, which has been accrued for during the fiscal year ended January 31, 2007. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (the “Opt-out Credit”) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. See Note 26, Commitments and Contingencies, Settlement Agreements, of the consolidated financial statements for a more comprehensive discussion of the settlements.

NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)

5. SALE OF SHARES OF VERINT SYSTEMS’ COMMON STOCK

Effective July 15, 2010, CTI made a demand pursuant to the Original Registration Rights Agreement to have up to 2.8 million shares of Verint Systems’ common stock registered in a registration statement on Form S-1. On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate proceeds net of underwriting discounts and commissions of $76.5 million. The sale of shares of Verint Systems’ common stock was accounted for as an equity transaction. As a result, the Parent Company increased “Additional paid-in capital” by $52.2 million, increased “Accumulated other comprehensive income” by $2.6 million and reduced investments in subsidiaries by $4.5 million. See Note 25, Related Party Transactions, Sale of Shares of Verint Systems’ Common Stock, of the consolidated financial statements for further details.

6. PERPETUAL PREFERRED STOCK OF SUBSIDIARY

On May 25, 2007, the Parent Company entered into an agreement with its subsidiary, Verint Systems, to purchase an aggregate of 293,000 shares of Verint Systems’ Series A Convertible Perpetual Preferred Stock (the “preferred stock”) for an aggregate purchase price of $293.0 million. See Note 25, Related Party Transactions, Verint’s Series A Convertible Perpetual Preferred Stock, of the consolidated financial statements for a more comprehensive discussion, including the terms of the preferred stock.

7. ULTICOM’S SPECIAL CASH DIVIDENDS

In December 2010, Ulticom, Inc. paid a special cash dividend in the aggregate amount of $64.1 million to its shareholders of which the Parent Company received $42.4 million and the remaining amount was paid to Ulticom, Inc.’s minority shareholders. The special cash dividend was paid immediately prior to the Ulticom Sale.

In April 2009, Ulticom, Inc. paid a special cash dividend of $199.6 million to its shareholders, of which the Parent Company received $135.3 million and the remaining amount was paid to Ulticom, Inc.’s minority shareholders.

See Note 25, Related Party Transactions, Ulticom’s 2010 Special Cash Dividend and Ulticom’s 2009 Special Cash Dividend and Stock Option Modification, of the consolidated financial statements for further disclosure relating to Ulticom’s special cash dividends.

8. DISCONTINUED OPERATIONS

Ulticom, Inc. was a majority-owned subsidiary of the Parent Company prior to its sale on December 3, 2010. For a more comprehensive discussion of the Ulticom Sale, see Note 19, Discontinued Operations, of the consolidated financial statements.

The equity in losses of Ulticom, net of tax, and the gain on the sale of Ulticom, net of tax, of $2.9 million are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Parent Company’s statements of operations for all fiscal periods presented, and the investment in Ulticom is reflected in “Investment in discontinued operations” in the Parent Company’s balance sheet as of January 31, 2010.

The amounts included in discontinued operations were as follows:

	Fiscal Years Ended January 31,
	2011	2010	2009
	(in thousands)
Equity in losses of discontinued operations, net of tax	$(9,632)	$(41,605)	$(6,361)
Gain on sale of discontinued operation, net of tax	2,927	—	—

Loss from discontinued operation, net of tax	$(6,705)	$(41,605)	$(6,361)

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Fiscal Year	Additions Charged (Credited) to Expenses	Net Deductions (Recoveries)	Other (1)	Balance at End of Fiscal Year
Allowance for doubtful accounts:
Fiscal Year Ended January 31, 2011	$16,877	$1,511	$(6,016)	$865	13,237
Fiscal Year Ended January 31, 2010	15,703	3,534	(2,833)	473	16,877
Fiscal Year Ended January 31, 2009	18,056	1,606	(3,041)	(918)	15,703

Inventory obsolescence:
Fiscal Year Ended January 31, 2011	$26,801	$13,038	$(13,487)	$57	$26,409
Fiscal Year Ended January 31, 2010	26,561	8,397	(8,120)	(37)	26,801
Fiscal Year Ended January 31, 2009	23,381	7,780	(4,205)	(395)	26,561

Valuation allowance on income tax assets:
Fiscal Year Ended January 31, 2011	$319,789	$22,310	$—	$(22,420)	$319,679
Fiscal Year Ended January 31, 2010	285,658	38,286	—	(4,155)	319,789
Fiscal Year Ended January 31, 2009	191,568	106,060	—	(11,970)	285,658

Warranties: (2)
Fiscal Year Ended January 31, 2011	$1,292	$957	$(121)	$(132)	$1,996
Fiscal Year Ended January 31, 2010	1,188	220	(42)	(74)	1,292
Fiscal Year Ended January 31, 2009	1,874	483	(1,115)	(54)	1,188

(1)	Primarily consists of (i) the allocation of tax from continuing operations to discontinued operations, additional paid-in capital and other comprehensive income, and (ii) translation adjustments.
(2)	Included in “Accounts payable and accrued expenses” in the consolidated balance sheets.