Form 10-Q
period 2011-04-30
COMVERSE TECHNOLOGY INC/NY/
filed 2011-06-22
CIK 803014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMVERSE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

New York	0-15502	13-3238402
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

810 Seventh Avenue,

New York, New York

10019

(Address of Principal Executive Offices)

(Zip Code)

(212) 739-1000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes     ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

There were 204,991,843 shares of the registrant’s common stock outstanding on May 31, 2011.

DEFINITIONS

In this Quarterly Report on Form 10-Q (or Quarterly Report):

•	CTI means Comverse Technology, Inc., excluding its subsidiaries;

•	Comverse, Inc. means Comverse, Inc., CTI’s wholly-owned subsidiary, excluding its subsidiaries;

•	Comverse means Comverse, Inc., including its subsidiaries;

•	Verint Systems means Verint Systems Inc., CTI’s majority-owned subsidiary, excluding its subsidiaries;

•	Verint means Verint Systems, including its subsidiaries;

•	Ulticom, Inc. means Ulticom, Inc., CTI’s majority-owned subsidiary prior to its sale on December 3, 2010, excluding its subsidiaries;

•	Ulticom means Ulticom, Inc., including its subsidiaries;

•	Starhome B.V. means Starhome B.V., CTI’s majority-owned subsidiary, excluding its subsidiaries;

•	Starhome means Starhome B.V., including its subsidiaries; and

•	we, us, our, our company and similar expressions mean CTI, including its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements.” Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Quarterly Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

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

•

the risk that the outcome of the review by the Securities and Exchange Commission (or the SEC) of the adverse initial decision of the Administrative Law Judge in the administrative proceeding initiated by the SEC on March 23, 2010, pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), to revoke the registration of CTI’s common stock under the Exchange Act due to CTI’s failure to become current in its periodic reporting obligations under the federal securities laws, or any appeal therefrom, will be adverse to CTI. Consequently, should the registration of CTI’s common stock be suspended or revoked, brokers, dealers and other market participants would be prohibited from buying, selling, making market in, publishing quotations of, or otherwise effecting transactions with respect to such common stock and, as a result, public trading of CTI’s common stock would cease and investors would find it difficult to acquire or dispose of CTI’s common stock or obtain accurate price quotations for CTI’s common stock, which could result in a significant decline in the value of CTI’s common stock, and our business may be adversely impacted, including, without limitation, an adverse impact on CTI’s ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives;

•

the ineffectiveness of CTI’s disclosure controls and procedures resulting in its inability to file its periodic reports under the federal securities laws in a timely manner due to material weaknesses in internal control over financial reporting described in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (referred to as the 2010 Form 10-K) and the potential that CTI may be unable to effectively implement appropriate remedial measures in a timely manner;

i

•	the continuation of material weaknesses or the discovery of additional material weaknesses in our internal control over financial reporting and any delay in the implementation of remedial measures;

•

the review of the periodic reports of CTI and Verint Systems (including, but not limited to this Quarterly Report) by the staff of the SEC could result in amendments to our and Verint Systems’ financial information or other disclosures;

•

the risk that if CTI ceases to maintain a majority ownership of Verint Systems’ outstanding equity securities and ceases to maintain control over Verint’s operations, it may be required to no longer consolidate Verint’s financial statements within its consolidated financial statements and, in such event, the presentation of CTI’s consolidated financial statements would be materially different from the presentation for the fiscal periods covered by this Quarterly Report and for the fiscal years covered by the 2010 Form 10-K;

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

•

constraints on our ability to obtain new debt or equity financing or engage in business combinations due to, among other things, CTI’s not being current in its periodic reporting obligations under the federal securities laws that could have a material adverse effect on our financial position and results of operations, including, but not limited to, those identified herein and in the 2010 Form 10-K;

•	rapidly changing technology in our subsidiaries’ industries and our subsidiaries’ ability to enhance existing products and develop and market new products;

•

our subsidiaries’ dependence on contracts for large systems and large installations for a significant portion of their sales and operating results including, among other things, the lengthy and complex bidding and selection process, the difficulty predicting their ability to obtain particular contracts and the timing and scope of these opportunities;

•

operating results are difficult to predict as a result of lengthy and variable sales cycles, focus on large customers and installations, short delivery windows required by customers, and the high percentage of orders typically generated late in the fiscal quarter;

•

the deferral or loss of one or more significant orders or customers or a delay in an expected implementation of such an order could materially and adversely affect our results of operations in any fiscal period, particularly if there are significant sales and marketing expenses associated with the deferred, lost or delayed sales;

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

•

the issuance of additional equity securities diluting CTI’s outstanding common stock, including the potential issuance of shares of CTI’s common stock with a market value of $82.5 million in November 2011 pursuant to the settlement agreement of a consolidated shareholder class action;

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

The risks and uncertainties discussed above, as well as others, are discussed in greater detail in Item 1A, “Risk Factors” of the 2010 Form 10-K. The documents and reports we file with the SEC are available through CTI, or its website, www.cmvt.com, or through the SEC’s Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. CTI undertakes no commitment to update or revise any forward-looking statements except as required by law.

EXPLANATORY NOTE

This Quarterly Report for the three months ended April 30, 2011 is being filed by CTI after its due date. The delay in filing this Quarterly Report is the result of the delay in the filing of the 2010 Form 10-K, which was filed with the SEC on May 31, 2011, and material weaknesses in our internal control over financial reporting.

CTI expects to file its future periodic reports with the SEC on a timely basis and such additional reports for prior periods as may be required by the SEC as soon as practicable.

Sale of Ulticom, Inc.

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (or Platinum Equity) on December 3, 2010 (referred to as the Ulticom Sale). Ulticom was a reportable segment prior to its sale. As a result of the Ulticom Sale, the results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in our condensed consolidated statement of operations for the three months ended April 30, 2010. See note 15 to the condensed consolidated financial statements included in this Quarterly Report.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	April 30, 2011	January 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$515,301	$581,390
Restricted cash and bank time deposits	72,500	73,117
Auction rate securities	72,432	72,441
Accounts receivable, net of allowance of $11,584 and $13,237, respectively	301,760	319,628
Inventories, net	72,805	66,612
Deferred cost of revenue	45,228	51,470
Deferred income taxes	40,346	39,644
Prepaid expenses and other current assets	87,899	91,760

Total current assets	1,208,271	1,296,062
Property and equipment, net	68,366	66,843
Goodwill	986,814	967,224
Intangible assets, net	190,520	196,460
Deferred cost of revenue	154,926	158,703
Deferred income taxes	20,901	20,766
Other assets	113,391	107,864

Total assets	$2,743,189	$2,813,922

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$367,654	$401,940
Convertible debt obligations	2,195	2,195
Deferred revenue	546,354	559,873
Deferred income taxes	13,614	13,661
Bank loans	4,500	6,000
Litigation settlement	146,150	146,150
Income taxes payable	11,134	11,486
Other current liabilities	50,193	50,280

Total current liabilities	1,141,794	1,191,585
Bank loans	592,500	583,234
Deferred revenue	271,925	270,934
Deferred income taxes	52,533	52,953
Other long-term liabilities	234,572	229,329

Total liabilities	2,293,324	2,328,035

Commitments and contingencies

Equity:
Comverse Technology, Inc. shareholders’ equity:
Common stock, $0.10 par value - authorized, 600,000,000 shares; issued 205,571,253 and 204,937,882 shares, respectively; outstanding, 204,967,843 and 204,533,916 shares, respectively	20,557	20,494
Treasury stock, at cost, 603,410 and 403,966 shares, respectively	(4,909)	(3,484)
Additional paid-in capital	2,100,484	2,088,717
Accumulated deficit	(1,766,833)	(1,707,638)
Accumulated other comprehensive income	16,858	14,919

Total Comverse Technology, Inc. shareholders’ equity	366,157	413,008
Noncontrolling interest	83,708	72,879

Total equity	449,865	485,887

Total liabilities and equity	$2,743,189	$2,813,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended April 30,
	2011	2010
Revenue:
Product revenue	$142,035	$163,955
Service revenue	207,462	192,933

Total revenue	349,497	356,888

Costs and expenses:
Product costs	54,611	66,380
Service costs	111,437	110,224
Selling, general and administrative	151,347	191,123
Research and development, net	54,439	66,897
Other operating expenses:
Restructuring charges	11,087	5,956

Total costs and expenses	382,921	440,580

Loss from operations	(33,424)	(83,692)

Interest income	1,117	994
Interest expense	(9,128)	(6,168)
Loss on extinguishment of debt	(8,136)	—
Other (expense) income, net	(122)	1,677

Loss before income tax (provision) benefit	(49,693)	(87,189)

Income tax (provision) benefit	(7,425)	378

Net loss from continuing operations	(57,118)	(86,811)

Loss from discontinued operations, net of tax	—	(1,640)

Net loss	(57,118)	(88,451)

Less: Net (income) loss attributable to noncontrolling interest	(2,077)	6,576

Net loss attributable to Comverse Technology, Inc.	$(59,195)	$(81,875)

Weighted average common shares outstanding:
Basic and Diluted	205,699,533	204,882,544

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic loss per share
Continuing operations	$(0.29)	$(0.39)
Discontinued operations	—	(0.01)

Basic loss per share	$(0.29)	$(0.40)

Diluted loss per share
Continuing operations	$(0.29)	$(0.39)
Discontinued operations	—	(0.01)

Diluted loss per share	$(0.29)	$(0.40)

Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(59,195)	$(80,651)
Loss from discontinued operations, net of tax	—	(1,224)

Net loss attributable to Comverse Technology, Inc.	$(59,195)	$(81,875)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended April 30,
	2011	2010
Cash flows from operating activities:
Net cash used in operating activities - continuing operations	$(51,804)	$(95,654)
Net cash used in operating activities - discontinued operations	—	(3,102)

Net cash used in operating activities	(51,804)	(98,756)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	412	20,248
Acquisition of businesses, net of cash acquired	(11,958)	(15,292)
Purchase of property and equipment	(4,606)	(5,687)
Capitalization of software development costs	(1,076)	(462)
Net change in restricted cash and bank time deposits	949	(11,434)
Settlement of derivative financial instruments not designated as hedges	(887)	(5,960)
Other, net	201	(6)

Net cash used in investing activities - continuing operations	(16,965)	(18,593)
Net cash provided by investing activities - discontinued operations	—	9,797

Net cash used in investing activities	(16,965)	(8,796)

Cash flows from financing activities:
Debt issuance costs	(13,952)	(897)
Proceeds from borrowings, net of original issuance discount	597,000	—
Repayment of bank loans, long-term debt and other financing obligations	(589,362)	(580)
Repurchase of common stock	(1,425)	(337)
Net proceeds (payments) from issuance (repurchase) of common stock by subsidiaries	4,620	(3,312)
Other, net	(1,804)	—

Net cash used in financing activities - continuing operations	(4,923)	(5,126)
Net cash provided by financing activities - discontinued operations	—	74

Net cash used in financing activities	(4,923)	(5,052)

Effects of exchange rates on cash and cash equivalents	7,603	(2,970)

Net decrease in cash and cash equivalents	(66,089)	(115,574)
Cash and cash equivalents, beginning of period including cash of discontinued operations	581,390	574,872

Cash and cash equivalents, end of period including cash of discontinued operations	$515,301	$459,298
Less: Cash and cash equivalents of discontinued operation at end of period	—	(20,250)

Cash and cash equivalents, end of period	$515,301	$439,048

Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,974	$1,465

Inventory transfers (from) to property and equipment	$(2,895)	$20

Accrued but unpaid debt issuance and other debt-related costs	$999	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

Company Background

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

Comverse

Comverse is a leading provider of software-based products, systems and related services that (i) provide converged, prepaid and postpaid billing and active customer management for wireless, wireline and cable network operators (“Business Support Systems” or “BSS”) delivering a value proposition designed to ensure timely and efficient service monetization and enable real-time offers to be made to end users based on all relevant customer profile information; (ii) enable wireless and wireline (including cable) network-based Value-Added Services (“VAS”), comprised of two categories – Voice and Messaging – and that include voicemail, visual voicemail, call completion, short messaging service (“SMS”) text messaging (“texting”), multimedia picture and video messaging and Internet Protocol (“IP”) communications; and (iii) provide wireless users with optimized access to mobile Internet websites, content and applications, and generate data usage and revenue for wireless operators. Comverse’s products and services are designed to generate carrier voice and data network traffic, revenue and customer loyalty, monetize network operators’ services and improve operational efficiency for more than 450 wireless and wireline network communication service provider customers in more than 125 countries, including the majority of the world’s 100 largest wireless network operators. Comverse comprises the Company’s Comverse segment.

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

Ulticom

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (“Platinum Equity”) on December 3, 2010 (the “Ulticom Sale”). Ulticom was a reportable segment of the Company prior to its sale. As a result of the Ulticom Sale, the results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statement of operations for the three months ended April 30, 2010 (see Note 15, Discontinued Operations).

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (the “2010 Form 10-K”). The condensed consolidated statements of operations and cash flows for the periods ended April 30, 2011 and 2010, and the condensed consolidated balance sheet as of April 30, 2011, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. The condensed consolidated balance sheet as of January 31, 2011 is derived from the audited consolidated financial statements presented in the 2010 Form 10-K. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2010 Form 10-K. The results for interim periods are not necessarily indicative of a full year’s results.

Principles of Consolidation

The accompanying condensed consolidated financial statements include CTI and its wholly-owned subsidiaries and its controlled and majority-owned subsidiaries, which include Verint Systems (in which CTI owned 42.5% of the common stock and held 53.4% of the voting power as of April 30, 2011) and Starhome B.V. (66.5% owned as of April 30, 2011). Ulticom, Inc. was a majority-owned subsidiary prior to its sale on December 3, 2010 and was included in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows through such date. For controlled subsidiaries that are not wholly-owned, the noncontrolling interest is included as a separate component of “Net loss” in the condensed consolidated statements of operations and “Total equity” in the condensed consolidated balance sheets. Verint Systems holds a 50% equity interest in a consolidated variable interest entity in which it is the primary beneficiary.

All intercompany balances and transactions have been eliminated.

The Company includes the results of operations of an acquired business from the date of acquisition.

Use of Estimates

The preparation of the condensed consolidated financial statements and the accompanying notes in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.

The most significant estimates include:

•	The determination of vendor specific objective evidence (“VSOE”) of fair value for arrangement elements;

•	Determination of best estimate of selling price in allocation of certain revenue contracts;

•	Inventory reserves;

•	Allowance for doubtful accounts;

•	Fair value of stock-based compensation;

•	Valuation of assets acquired and liabilities assumed in business combinations;

•	Fair value of reporting units for the purpose of goodwill impairment test;

•	Valuation of other intangible assets;

•	Valuation of investments and financial instruments;

•	Realization of deferred tax assets; and

•	The identification and measurement of uncertain tax positions.

The Company’s actual results may differ from its estimates.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Working Capital Position and Management’s Plans

The Company incurred substantial losses and experienced declines in cash flows and working capital during the three fiscal years ended January 31, 2011 and the three months ended April 30, 2011, and had a significant accumulated deficit as of April 30, 2011.

The Company forecasts that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months. To further enhance the cash position of CTI and Comverse, the Company continues to evaluate capital raising alternatives. The Company’s forecast is based upon a number of assumptions, including the use of CTI’s common stock to satisfy $82.5 million of the $112.5 million payment obligation under a consolidated shareholder class action settlement agreement due by November 15, 2011 (for a discussion of the settlement agreement, see Note 20, Commitments and Contingencies). The Company believes that its assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties attendant to the Company and its business materialize, the Company’s business and operations could be materially adversely affected and, in such event, the Company may need to seek new borrowings, asset sales or the issuance of equity or debt securities. Management believes that sources of liquidity could be identified.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented

Revenue Recognition

The Company reports its revenue in two categories: (i) product revenue, including hardware and software products; and (ii) service revenue, including revenue from professional services, training services and post-contract customer support (“PCS”). Professional services primarily include installation, customization and consulting services.

Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. In September 2009, the Financial Accounting Standards Board (“the FASB”) issued revenue recognition guidance applicable to multiple element arrangements, which:

•

applies to multiple element revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance; and

•

addresses how to separate consideration related to each element in a multiple element arrangement, excluding software arrangements, and establishes a hierarchy for determining the selling price of a deliverable. It also eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.

Certain of the Company’s multiple element arrangements include hardware that functions together with software to provide the essential functionality of the product. Therefore, such arrangements entered into or materially modified on or after February 1, 2011 are no longer accounted for in accordance with the FASB’s software accounting guidance. Accordingly, the selling price used for each deliverable is based on VSOE of fair value, if available, third-party evidence (“TPE”) of fair value if VSOE is not available, or the Company’s best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. In determining the units of accounting for these arrangements, the Company evaluates whether each deliverable has stand-alone value as defined in the FASB’s guidance. For the Company’s Comverse segment, the professional services performed prior to the product’s acceptance do not have stand-alone value and are therefore combined with the related hardware and software as one non-software deliverable. After determining the fair value for each deliverable, the arrangement consideration is allocated using the relative selling price method. Revenue is recognized accordingly for each deliverable once the respective revenue recognition criteria are met for that deliverable.

The Company’s Comverse segment has not yet established VSOE of fair value for any element other than PCS for a portion of its arrangements. The Company’s Verint segment has established VSOE of fair value for one or more elements (installation services, training, consulting and PCS) for a majority of its arrangements. Generally, the Company is not able to determine TPE because its offerings contain a significant level of differentiation such that the comparable pricing of substantially similar products or services cannot be obtained. When the Company is unable to establish fair value of its non-software deliverables using VSOE or TPE, it uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which it would transact a sale if the product or service were sold on a stand-alone basis, which requires significant judgment. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

practices, geographies and customer classes. The Company exercises judgment and uses estimates in determining the revenue to be recognized in each accounting period.

With the exception of arrangements that require significant customization of the product to meet the particular requirements of the customer, which are accounted for using the percentage-of-completion method, the initial revenue recognition for each non-software product deliverable is generally upon completion of the related professional services. Given that the Company’s typical cycle time is between six to twelve months from contract signing to completion of services for these arrangements, the impact of implementing the guidance was not significant for the three months ended April 30, 2011. For the three months ended April 30, 2011, an additional $5.4 million and $1.9 million of revenue and a reduction of loss before income tax (provision) benefit, respectively, was recognized as a result of the adoption of the new guidance. The Company believes that the adoption of this guidance could materially increase revenue for the fiscal year ending January 31, 2012.

For all transactions entered into prior to February 1, 2011 that have not been subsequently materially modified, as well as multiple element arrangements without hardware, the Company allocates revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on VSOE of fair value of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If the Company is unable to establish VSOE of fair value for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, the Company recognizes the arrangement fee ratably over the PCS period.

Other Standards Implemented – Three Months Ended April 30, 2011

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a gross presentation of activity within the Level 3 (significant unobservable inputs) roll forward, presenting information on purchases, sales, issuance, and settlements separately. The guidance was effective for the Company for interim and annual periods that commenced February 1, 2010, except for the gross presentation of the Level 3 roll forward, which became effective for the Company for interim and annual periods that commenced February 1, 2011. Adoption of this guidance resulted in additional disclosures for the gross presentation of the Level 3 roll forward (see Note 11, Fair Value Measurements).

In December 2010, the FASB issued guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Upon adoption, if the carrying amount of the reporting unit is zero or negative, the reporting entity must perform step two of the goodwill impairment test if it is more likely than not that goodwill is impaired as of the date of adoption. In determining if it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. Goodwill impairment recognized upon adoption of the guidance should be presented as a cumulative-effect adjustment to opening retained earnings as of the adoption date reflecting a change in accounting principle. This guidance was effective for the Company for interim and annual periods that commenced on February 1, 2011. Because the carrying value of the Company’s Comverse reporting unit being negative as of February 1, 2011 and existence of adverse qualitative factors indicating potential impairment, step two of the goodwill impairment test was performed as of such date which did not result in an impairment. The Company believes that the adoption of this guidance will not have a material impact on the consolidated financial statements for the fiscal year ending January 31, 2012.

Standards to be Implemented

In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective beginning with the interim period ending April 30, 2012. The Company is assessing the impact that the application of this guidance may have on its condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

3. INVESTMENTS

The following is a summary of available-for-sale securities as of April 30, 2011 and January 31, 2011:

	April 30, 2011
		Included in Accumulated Other Comprehensive (Loss) Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
Auction rate securities - Student loans	$71,700	$16,069	$—	$(24,085)	$63,684
Auction rate securities - Corporate issuers	22,500	5,690	—	(19,442)	8,748

Total short-term investments	$94,200	$21,759	$—	$(43,527)	$72,432

	January 31, 2011
		Included in Accumulated Other Comprehensive (Loss) Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
Auction rate securities - Student loans	$71,900	$16,044	$—	$(24,181)	$63,763
Auction rate securities - Corporate issuers	22,500	5,619	—	(19,441)	8,678

Total short-term investments	$94,400	$21,663	$—	$(43,622)	$72,441

The auction rate securities (“ARS”) have stated maturities in excess of 5 years.

Investments with original maturities of three months or less, when purchased, are included in “Cash and cash equivalents,” or in “Restricted cash and bank time deposits” in the condensed consolidated balance sheets. Such investments are not reflected in the tables above as of April 30, 2011 or January 31, 2011 and include commercial paper and money market funds totaling $240.3 million and $195.8 million as of April 30, 2011 and January 31, 2011, respectively.

As of April 30, 2011 and January 31, 2011, all the ARS (all of which were held by CTI as of such dates) were restricted pursuant to the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009, as amended on June 19, 2010. All cash proceeds from sales and redemptions of ARS (other than ARS that were held in an account with UBS) (including interest thereon) were restricted (see Note 20, Commitments and Contingencies).

There were no investments in unrealized loss positions as of April 30, 2011 and January 31, 2011.

The Company sold investments for proceeds of $0.4 million and $20.2 million in the three months ended April 30, 2011 and 2010, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The gross realized gains and losses on the Company’s investments are as follows, for the three months ended April 30, 2011 and 2010:

(In thousands)	Gross Realized Gains	Gross Realized Losses

April 30, 2011	$95	$—

April 30, 2010	$8,104	$—

The components of other comprehensive income related to available-for-sale securities are as follows:

	Three Months Ended April 30,
	2011	2010
	(In thousands)
Accumulated OCI related to available-for-sale securities, beginning of the period	$17,871	$25,663
Unrealized gains on available-for-sale securities	161	1,438
Reclassification adjustment for gains included in net loss	(65)	(5,320)

Unrealized gains (losses) on available-for-sale securities, before tax	96	(3,882)
Other comprehensive loss attributable to noncontrolling interest	—	(21)
Deferred income tax benefit	—	627

Unrealized gains (losses) on available-for-sale securities, net of tax	96	(3,276)

Accumulated OCI related to available-for-sale securities, end of the period	$17,967	$22,387

4. INVENTORIES, NET

Inventories as of April 30, 2011 and January 31, 2011, respectively, consist of:

	April 30, 2011	January 31, 2011
	(In thousands)

Raw materials	$51,231	$51,783
Work in process	38,409	30,986
Finished goods	8,484	10,252

Total inventories	98,124	93,021
Less: reserves for excess and obsolete inventories	(25,319)	(26,409)

Inventories, net	$72,805	$66,612

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

5. BUSINESS COMBINATIONS

Verint Segment

Iontas Acquisition

On February 4, 2010, Verint acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions, which measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments. Verint acquired Iontas, among other objectives, to expand the desktop analytical capabilities of its workforce optimization solutions. The financial results of Iontas have been included in the condensed consolidated financial statements since the acquisition date.

Verint acquired Iontas for total consideration valued at $21.7 million, including cash consideration of $17.7 million, and additional milestone-based contingent payments of up to $3.8 million, tied to certain performance targets being achieved over the two-year period following the acquisition date.

Verint recorded the acquisition-date estimated fair value of the contingent consideration of $3.2 million as a component of the purchase price of Iontas. During the three months ended April 30, 2011, $2.0 million of the previously recorded contingent consideration was paid to the former shareholders of Iontas. The estimated fair value of the remaining contingent consideration was $1.6 million as of April 30, 2011. The $0.1 million change in the fair value of this contingent consideration for the three months ended April 30, 2011 was recorded within “Selling, general and administrative expenses” for that fiscal period.

Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million, and were expensed as incurred.

Revenue from Iontas for the three months ended April 30, 2011 and 2010 was not material.

Other Business Combinations

In December 2010, Verint acquired certain technology and other assets in a transaction that qualified as a business combination. Total consideration for this acquisition, including potential future contingent consideration, will be less than $20.0 million. The impact of this acquisition was not material to the Company’s condensed consolidated financial statements. The fair value of Verint’s liability for contingent consideration related to this acquisition increased by $1.9 million during the three months ended April 30, 2011, resulting in a corresponding charge recorded within “Selling, general and administrative expenses” for that fiscal period.

In March 2011, Verint acquired a company for total consideration, including potential future contingent consideration, of less than $20.0 million. The impact of this acquisition was not material to the Company’s condensed consolidated financial statements.

The pro forma impact of these acquisitions is not material to the Company’s historical consolidated operating results and is therefore not presented. Revenue from these acquisitions for the three months ended April 30, 2011 were also not material.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

6. GOODWILL

The changes in the carrying amount of goodwill in the Comverse, Verint and All Other segments for the three months ended April 30, 2011 are as follows:

	Comverse	Verint	All Other (1)	Total
	(In thousands)
For the Three Months Ended April 30, 2011
Goodwill, gross at January 31, 2011	$312,149	$803,971	$7,559	$1,123,679
Accumulated impairment losses at January 31, 2011	(156,455)	—	—	(156,455)

Goodwill, net, at January 31, 2011	155,694	803,971	7,559	967,224
Business acquisition	—	10,312	—	10,312
Effect of changes in foreign currencies and other	464	8,814	—	9,278

Goodwill, net, at April 30, 2011	$156,158	$823,097	$7,559	$986,814

Balance at April 30, 2011
Goodwill, gross at April 30, 2011	$312,613	$823,097	$7,559	$1,143,269
Accumulated impairment losses at April 30, 2011	(156,455)	—	—	(156,455)

Goodwill, net, at April 30, 2011	$156,158	$823,097	$7,559	$986,814

(1)	The amount of goodwill in the “All Other” segment is attributable to Starhome.

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. Because the carrying value of the Company’s Comverse reporting unit being negative as of February 1, 2011 and the existence of adverse qualitative factors indicating potential impairment, step two of the goodwill impairment test was performed as of such date. Such goodwill impairment test did not result in an impairment charge.

7. INTANGIBLE ASSETS, NET

Acquired intangible assets as of April 30, 2011 and January 31, 2011 are as follows:

	Useful Life	April 30, 2011	January 31, 2011
		(In thousands)
Gross carrying amount:
Acquired technology	2 to 7 years	$168,071	$164,796
Customer relationships	4 to 10 years	237,488	233,995
Trade names	1 to 10 years	13,046	12,952
Non-competition agreements	4 to 10 years	5,818	5,215
Sales backlog	3 years	691	—
Distribution network	10 years	2,440	2,440

		427,554	419,398
Accumulated amortization:
Acquired technology		117,363	110,740
Customer relationships		102,518	95,753
Trade names		12,968	12,577
Non-competition agreements		3,016	2,760
Distribution network		1,169	1,108

		237,034	222,938

Total		$190,520	$196,460

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Amortization of intangible assets was $12.7 million and $12.2 million for the three months ended April 30, 2011 and 2010, respectively. There was no impairment of finite-lived intangible assets for the three months ended April 30, 2011 and 2010.

8. RESTRUCTURING

The Company reviews its business, manages costs and aligns resources with market demand and in conjunction with various acquisitions. As a result, the Company has taken several actions to reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions.

Phase II Business Transformation

During the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse implemented the first phase of such plan during the fiscal year ended January 31, 2011, reducing its annualized operating costs. During the three months ended April 30, 2011, Comverse commenced the implementation of a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse is in the process of creating new business units (BSS, VAS, Mobile Internet and Global Services) that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS. In relation to the Phase II Business Transformation, Comverse recorded severance-related costs of $4.5 million during the three months ended April 30, 2011, of which $3.8 million were paid during such fiscal period with the remaining costs of $0.7 million expected to be substantially paid by January 31, 2012. The Company is currently in the process of evaluating the total cost of the Phase II Business Transformation which may result in additional charges.

The rollforward of the workforce reduction and restructuring activities under various plans is presented below:

	Netcentrex 2010 Initiative		Comverse Third Quarter 2010 Initiative (1)		Comverse First Quarter 2010 Initiative		Pre 2010 initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Three Months Ended April 30, 2011
January 31, 2011	$2,910	$—	$2,462	$86	$6	$94	$227	$29	$5,814

Charges	6,591	—	4,505	—	—	—	48	57	11,201
Change in assumptions	—	—	(114)	—	(3)	—	1	2	(114)
Translation adjustments	702	—	—	—	—	—	—	—	702
Paid or utilized	(3,546)	—	(5,018)	(51)	—	(72)	(48)	(72)	(8,807)

April 30, 2011	$6,657	$—	$1,835	$35	$3	$22	$228	$16	$8,796

	Comverse First Quarter 2010 Initiative		Pre 2010 Initiatives		Verint Initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Three Months Ended April 30, 2010
January 31, 2010	$—	$—	$699	$4,487	$116	$—	$5,302

Charges	5,505	277	5	169	—	—	5,956
Change in assumptions	—	—	—	—	—	—	—
Paid or utilized	(4,330)	(209)	(320)	(1,482)	(116)	—	(6,457)

April 30, 2010	$1,175	$68	$384	$3,174	$—	$—	$4,801

(1)	Includes costs and payments associated with the Phase II Business Transformation.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

9. DEBT

As of April 30, 2011 and January 31, 2011, debt is comprised of the following:

	April 30, 2011	January 31, 2011
	(In thousands)
Convertible debt obligations	$2,195	$2,195
Term loan	600,000	583,234
Unamortized debt discount on term loan	(3,000)	—
Line of credit	—	6,000

Total debt	599,195	591,429
Less: current portion	6,695	8,195

Total long-term debt	$592,500	$583,234

Convertible Debt Obligations

As of April 30, 2011 and January 31, 2011, CTI had $2.2 million aggregate principal amount of outstanding Convertible Debt Obligations (the “Convertible Debt Obligations”). The Convertible Debt Obligations are not secured by any assets of the Company and are not guaranteed by any of CTI’s subsidiaries.

Each $1,000 principal amount of the Convertible Debt Obligations is convertible, at the option of the holder upon certain circumstances, into shares of CTI’s common stock at a conversion price of $17.9744 per share (equal to a conversion rate of 55.6347 shares per $1,000 principal amount of Convertible Debt Obligations), subject to adjustment for certain events.

The Convertible Debt Obligations are convertible upon the occurrence of certain events, including during any period, if following the date on which the credit rating assigned to the Convertible Debt Obligations by S&P is lower than “B-” or upon the withdrawal or suspension of the Convertible Debt Obligations rating at CTI’s request. On August 19, 2010, S&P discontinued rating the Convertible Debt Obligations at which time they became convertible. Accordingly, the Convertible Debt Obligations are classified as current liabilities as of April 30, 2011 and January 31, 2011.

Verint Credit Facilities

On April 29, 2011, Verint (i) entered into a credit agreement (the “New Credit Agreement”) with a group of lenders (the “Lenders”) and Credit Suisse AG, as administrative agent and collateral agent for the Lenders (in such capacities, the “Agent”) and (ii) terminated the credit agreement, dated May 25, 2007 (the “Prior Facility”).

New Credit Agreement

The New Credit Agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (the “Term Loan Facility”) and a $170.0 million revolving credit facility maturing in April 2016 (the “Revolving Credit Facility”), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the New Credit Agreement. As of April 30, 2011, Verint had no outstanding borrowings under the Revolving Credit Facility.

The majority of the Term Loan Facility proceeds were used to repay all $583.2 million of outstanding term loan borrowings under the Prior Facility at the closing date of the New Credit Agreement.

The New Credit Agreement included an original issuance Term Loan Facility discount of 0.50%, or $3.0 million, resulting in net Term Loan Facility proceeds of $597.0 million. This discount will be amortized as interest expense over the term of the Term Loan Facility using the effective interest method.

Loans under the New Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint’s election:

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

Verint incurred debt issuance costs of $14.8 million associated with the New Credit Agreement, which Verint has deferred and classified within “Other assets.” The deferred costs will be amortized as interest expense over the term of the New Credit Agreement. Deferred costs associated with the Term Loan Facility were $10.2 million, and will be amortized using the effective interest method. Deferred costs associated with the Revolving Credit Facility were $4.6 million and will be amortized on a straight-line basis.

At the closing date of the New Credit Agreement, there were $9.0 million of unamortized deferred costs associated with the Prior Facility. Upon termination of the Prior Facility and repayment of the prior term loan, $8.1 million of these fees were expensed as a loss on extinguishment of debt. The remaining $0.9 million of these fees were associated with lenders that provided commitments under both the new and the prior revolving credit facilities, which will continue to be deferred and amortized over the term of the New Credit Agreement.

As of April 30, 2011, the interest rate on the Term Loan Facility was 4.50%. Including the impact of the 0.50% original issuance Term Loan Facility discount and the deferred debt issuance costs, the effective interest rate on Verint’s Term Loan Facility is approximately 4.90% as of April 30, 2011.

Verint incurred interest expense on borrowings under its credit facilities of $7.5 million and $5.4 million during the three months ended April 30, 2011 and 2010, respectively. Verint also recorded $0.7 million and $0.5 million during the three months ended April 30, 2011 and 2010, respectively, for amortization of deferred debt issuance costs, which is reported within interest expense.

Verint is required to pay a commitment fee with respect to undrawn availability under the Revolving Credit Facility, payable quarterly, at a rate of 0.50% per annum, and customary administrative agent and letter of credit fees.

The New Credit Agreement requires Verint to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017. Optional prepayments of the loan are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates and a 1.0% premium applicable in the event of a Repricing Transaction (as defined in the New Credit Agreement) prior to April 30, 2012. The loans are also subject to mandatory prepayment requirements with respect to certain assets sales, excess cash flow (as defined in the New Credit Agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, and then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the New Credit Agreement.

Verint Systems’ obligations under the New Credit Agreement are guaranteed by substantially all of Verint’s domestic subsidiaries and are secured by a security interest in substantially all assets of Verint and its guarantor subsidiaries, subject to certain exceptions. Verint’s obligations under the New Credit Agreement are not guaranteed by CTI and are not secured by any of CTI’s assets.

The New Credit Agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the New Credit Agreement, similar to the Prior Facility, precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The New Credit Agreement also contains a financial covenant that requires Verint to maintain, a Consolidated Total Debt to Consolidated EBITDA (each as defined in the New Credit Agreement) leverage ratio until July 31, 2013 no greater than 5.00 to 1.00 and, thereafter, no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions. As of April 30, 2011, Verint was in compliance with such requirements.

The New Credit Agreement also contains a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the Lenders within certain periods after the end of each fiscal year and quarter.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

Prior Facility

The Prior Facility provided for a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit that were scheduled to mature on May 25, 2014 and May 25, 2013, respectively.

Verint’s $25.0 million revolving line of credit was effectively reduced to $15.0 million during the fiscal quarter ended October 31, 2008, in connection with the bankruptcy of Lehman Brothers and the related subsequent termination of its revolving commitment under the Prior Facility in June 2009. As further discussed below, the borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010. During the fiscal quarter ended January 31, 2009, Verint borrowed the full $15.0 million then available under the revolving line of credit, which Verint repaid during the fiscal quarter ended January 31, 2011.

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

In consideration for the July 2010 amendments, Verint paid $2.6 million to its lenders. These payments were included within deferred debt-related costs as of January 31, 2011 and for the three months ended April 30, 2010 were subject to amortization over the remaining contractual term of the Prior Facility. Legal fees and other out-of-pocket costs directly relating to these amendments, which were expensed as incurred, were not significant.

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

As of April 30, 2010, the interest rate on both the term loan and the revolving line of credit under the Prior Facility was 3.54%.

Comverse Ltd. Lines of Credit

As of April 30, 2011 and January 31, 2011, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $10.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of April 30, 2011 and January 31, 2011, Comverse Ltd. had utilized $3.7 million and $4.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances Comverse Ltd. was required to maintain with the bank to $20.0 million.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

As of April 30, 2011 and January 31, 2011, Comverse Ltd. had an additional line of credit with a bank for $15.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2011, Comverse Ltd. had outstanding borrowings of $6.0 million under the line of credit. The weighted-average interest rate on borrowings outstanding during the three months ended April 30, 2011 was 1.52% per annum. During the three months ended April 30, 2011, Comverse Ltd. repaid in full all borrowings under the line of credit. Accordingly, as of April 30, 2011, Comverse Ltd. had no outstanding borrowings under the line of credit. As of April 30, 2011 and January 31, 2011, Comverse had utilized $3.4 million and $7.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as disclosed above, the lines of credit have no financial covenant provisions. These cash balances required to be maintained with the banks were classified within the condensed consolidated balance sheets as “Restricted cash and bank time deposits” as of April 30, 2011 and January 31, 2011.

Debt Maturities

The Company’s debt maturities are as follows:

Fiscal Years Ending January 31:
(in thousands)
2012 (Remainder of year)	$5,195
2013	6,000
2014	6,000
2015	6,000
2016	6,000
2017 and thereafter	573,000

$602,195

10. DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company entered into derivative arrangements to manage a variety of risk exposures during the three months ended April 30, 2011 and 2010, including interest rate risk associated with Verint’s Prior Facility and foreign currency risk related to forecasted foreign currency denominated payroll costs at the Company’s Comverse, Verint and Starhome subsidiaries. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.

Forward Contracts

During the three months ended April 30, 2011 and 2010, Comverse entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekels (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income or loss. Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations. The Comverse derivatives outstanding as of April 30, 2011 are short-term in nature and are due to contractually settle within the next twelve months.

Verint periodically enters into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates primarily relating to compensation and related expenses denominated in currencies other than USD, primarily the NIS and Canadian dollar. Verint’s joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in USD. Certain of these foreign currency forward contracts were not designated as hedging instruments under the FASB’s guidance, and therefore, gains and losses from changes in their fair values were reported in “Other (expense) income, net” in the condensed consolidated statements of

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

operations. Changes in the fair value of effective forward contracts qualifying for cash flow hedge accounting under the FASB’s guidance are recorded as part of other comprehensive income or loss. Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations. The Verint derivatives outstanding as of April 30, 2011 are short-term in nature and generally have maturities of no longer than twelve months, although occasionally Verint will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.

During the three months ended April 30, 2011 and 2010, Starhome entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates mainly relating to payroll costs denominated in the NIS. Certain of these foreign currency forward contracts were not designated as hedging instruments, and therefore, gains and losses from changes in their fair values were reported in “Other (expense) income, net” in the condensed consolidated statements of operations. The Starhome derivatives outstanding as of April 30, 2011 are short-term in nature and are due to contractually settle within the next twelve months.

Interest Rate Swap Agreement

On May 25, 2007, concurrently with entry into its Prior Facility, Verint executed a pay-fixed/receive-variable interest rate swap agreement with a multinational financial institution to mitigate a portion of the risk associated with variable interest rates on the term loan under the Prior Facility. The original term of the interest rate swap agreement extended through May 2011. On July 30, 2010, Verint terminated the interest rate swap agreement in exchange for a payment of $21.7 million to the counterparty. Verint paid this obligation on August 3, 2010. The interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and gains and losses from changes in its fair value were therefore reported in “Other (expense) income, net” in the condensed consolidated statements of operations.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The following tables summarize the Company’s derivative positions and their respective fair values as of April 30, 2011 and January 31, 2011:

	April 30, 2011
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets

Derivatives designated as hedging instruments
Short-term foreign currency forward	$49,620	Prepaid expenses and other current assets	$3,931

Total assets			$3,931

Liabilities

Derivatives not designated as hedging instruments
Short-term foreign currency forward	17,990	Other current liabilities	$1,810

Total liabilities			$1,810

	January 31, 2011
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets

Derivatives designated as hedging instruments
Short-term foreign currency forward	$22,390	Prepaid expenses and other current assets	$957

Total assets			$957

Liabilities

Derivatives not designated as hedging instruments
Short-term foreign currency forward	33,341	Other current liabilities	$1,530

Derivatives designated as hedging instruments
Short-term foreign currency forward	21,250	Other current liabilities	396

Total liabilities			$1,926

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The following tables summarize the Company’s classification of gains and losses on derivative instruments for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30, 2011
	Gain (Loss)
Type of Derivative	Recognized In Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income (Loss) Into Statement of Operations (1)	Recognized In Other (Expense) Income, Net
	(In thousands)

Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(1,872)

Derivatives designated as hedging instruments
Foreign currency forward	4,631	2,229	—

Total	$4,631	$2,229	$(1,872)

	Three Months Ended April 30, 2010
	Gain (Loss)
Type of Derivative	Recognized In Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income (Loss) Into Statement of Operations (1)	Recognized In Other (Expense) Income, Net
	(In thousands)

Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$351
Interest rate swap	—	—	(1,601)

Derivatives designated as hedging instruments
Foreign currency forward	976	43	—

Total	$976	$43	$(1,250)

(1)	Amounts reclassified from accumulated other comprehensive income (loss) into the statement of operations are classified as operating expenses.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The components of other comprehensive income related to cash flow hedges are as follows:

	Three Months Ended April 30,
	2011	2010
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the period	$748	$785
Unrealized gains on cash flow hedges	5,598	1,012
Reclassification adjustment for gains included in net loss	(2,229)	(43)

Unrealized gains on cash flow hedges, before tax	3,369	969
Other comprehensive income attributable to noncontrolling interest	(967)	(36)
Deferred income tax provision	(206)	(34)

Unrealized gains on cash flow hedges, net of tax	2,196	899

Accumulated OCI related to cash flow hedges, end of the period	$2,944	$1,684

11. FAIR VALUE MEASUREMENTS

Under the FASB’s guidance, fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., “the exit price”).

The FASB’s guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The fair value hierarchy consists of three levels based on the reliability of inputs as follows:

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of Level 3 are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2011 and 2010.

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

Money Market Funds. The Company values these assets using quoted market prices for such funds.

Commercial Paper. The Company uses quoted prices for similar assets and liabilities.

ARS. The Company determines the fair value of ARS on a quarterly basis by utilizing a discounted cash flow model, which considers, among other factors, assumptions about the (i) underlying collateral, (ii) credit risk associated with the issuer, and (iii) contractual maturity. The discounted cash flow model considers contractual future cash flows, representing both interest and principal payments. Future interest payments were projected using U.S. Treasury and swap curves over the remaining term of the ARS in accordance with the terms of each specific security and principal payments were assumed to be made at an estimated contractual maturity date taking into account applicable prepayments. Yields used to discount these payments were determined based on the

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

specific characteristics of each security. Key considerations in the determination of the appropriate discount rate include the securities’ remaining term to maturity, capital structure subordination, quality and level of collateralization, complexity of payout structure, credit rating of the issuer, and the presence or absence of additional insurance enhancement from monoline insurers.

Contingent Consideration. The Company values contingent consideration using an estimated probability-adjusted discounted cash flow model. The fair value measurement is based on significant inputs not observable in the market. The fair value of contingent consideration is re-measured at each reporting period, and any changes in fair value are recorded in earnings.

Derivative Assets and Liabilities. The fair value of derivative instruments is based on quotes or data received from counterparties and third party financial institutions. These quotes are reviewed for reasonableness by discounting the future estimated cash flows under the contracts, considering the terms and maturities of the contracts and markets rates for similar contracts using readily observable market prices thereof.

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance as of April 30, 2011 and January 31, 2011:

	April 30, 2011
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,378	$—	$9,378
Money market funds (1)	230,955	—	—	230,955
Auction rate securities	—	—	72,432	72,432
Derivative assets	—	3,931	—	3,931
Contingent consideration asset recorded for sale of business	—	—	753	753

	$230,955	$13,309	$73,185	$317,449

Financial Liabilities:
Derivative liabilities	$—	$1,810	$—	$1,810
Contingent consideration liability for business combination	—	—	4,613	4,613

	$—	$1,810	$4,613	$6,423

	January 31, 2011
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,375	$—	$9,375
Money market funds (1)	186,414	—	—	186,414
Auction rate securities	—	—	72,441	72,441
Derivative assets	—	957	—	957
Contingent consideration asset recorded for sale of business	—	—	722	722

	$186,414	$10,332	$73,163	$269,909

Financial Liabilities:
Derivative liabilities	$—	$1,926	$—	$1,926
Contingent consideration liability for business combination	—	—	3,686	3,686

	$—	$1,926	$3,686	$5,612

(1)	As of April 30, 2011, $206.3 million of commercial paper and money market funds were classified in “Cash and cash equivalents” and $34.0 million of money market funds were classified in “Restricted cash and bank deposits.” As of January 31, 2011, $162.4 million of commercial paper and money market funds were classified in “Cash and cash equivalents” and $33.4 million of money market funds were classified in “Restricted cash and bank time deposits.”

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The following table is a summary of changes in the fair value of the level 3 financial assets and liabilities, during the three months ended April 30, 2011 and 2010:

	Level Three Financial Assets and Liabilities
	Three Months Ended April 30,
	2011		2010
	Asset	Liability	Asset	Liability
	(In thousands)
Beginning balance	$73,163	$3,686	$114,650	$—
Sales and redemptions	(200)	—	(20,210)	—
Change in realized and unrealized gains included in other income, net	95	—	8,104	—
Change in unrealized gains (losses) included in other comprehensive income	96	—	(3,969)	—
Impairment charges	—	—	(46)	—
Contingent consideration liability recorded for business combination	—	904	—	3,224
Payments of contingent consideration	—	(2,000)	—	—
Change in fair value recorded in operating expenses	31	2,023	—	40

Ending balance	$73,185	$4,613	$98,529	$3,264

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

Verint’s Credit Facilities

As of April 30, 2011, the estimated fair value of the Term Loan Facility under Verint’s New Credit Agreement was $597.0 million. The Term Loan Facility originated under the New Credit Agreement was executed on April 29, 2011 and, accordingly, the estimated fair value of the Term Loan Facility was estimated to equal its face amount at that date. As of January 31, 2011, the carrying amount of the term loan under the Prior Facility was $583.2 million and the estimated fair value was $586.2 million based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of Verint’s term loan.

12. SEVERANCE

Under Israeli law, the Company is obligated to make severance payments to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The gross accrued severance liability as of April 30, 2011 and January 31, 2011 is $61.7 million and $61.9 million, respectively, and is included in “Other long-term liabilities” in the condensed consolidated balance sheets. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” as severance pay fund in the amounts of $44.0 million and $44.7 million as of April 30, 2011 and January 31, 2011, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

13. STOCK-BASED COMPENSATION

Stock-based compensation expense associated with awards made by CTI and its subsidiaries is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended April 30,
	2011	2010
	(In thousands)
Stock options:
Product costs	$97	$400
Service costs	166	1,179
Selling, general and administrative	1,390	7,222
Research and development	240	2,519

	1,893	11,320

Restricted/Deferred stock awards:
Product costs	172	239
Service costs	645	598
Selling, general and administrative	7,592	7,538
Research and development	775	1,062

	9,184	9,437

Total	$11,077	$20,757

CTI

CTI’s Restricted Period

As a result of the delinquency in the filing of periodic reports under the Exchange Act since April 2006, CTI has been ineligible to use its registration statements on Form S-8 for the offer and sale of equity securities, including through the exercise of stock options by employees. Consequently, to ensure that it does not violate the federal securities laws, CTI prohibited the exercise of vested stock options from April 2006, until such time, as it is determined that CTI has filed all periodic reports required in a 12-month period and has an effective registration statement on Form S-8 on file with the SEC. This period is referred to as the “restricted period.”

Restricted Awards and Stock Options

CTI granted restricted stock, deferred stock units (“DSU”) awards (collectively “Restricted Awards”) and stock options under its various stock incentive plans.

During the three months ended April 30, 2011, CTI granted DSU awards covering an aggregate of 984,719 shares of CTI’s common stock to certain executive officers and key employees.

During the three months ended April 30, 2010, CTI granted DSU awards covering an aggregate of 1,013,000 shares of CTI’s common stock to certain executive officers and key employees, including a DSU award covering 300,000 shares of CTI’s common stock to CTI’s then-President and Chief Executive Officer and a DSU award covering 150,000 shares of CTI’s common stock to CTI’s then-Executive Vice President and Chief Financial Officer.

As of April 30, 2011, stock options to purchase 11,050,468 shares of CTI’s common stock and Restricted Awards with respect to 1,776,713 shares of CTI’s common stock were outstanding and 3,631,649 shares of CTI’s common stock were available for future grant under CTI’s Stock Incentive Compensation Plans. In addition, as of April 30, 2011, CTI was committed to issue 1,074,866 shares of its common stock to holders of its vested Restricted Awards who had elected to defer delivery of such underlying shares.

The total fair value of Restricted Awards vested during the three months ended April 30, 2011 and 2010 was $8.3 million and $6.3 million, respectively. As of April 30, 2011, the unrecognized compensation expense related to unvested Restricted Awards was $12.0 million which is expected to be recognized over a weighted-average period of 2.4 years.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The outstanding stock options at April 30, 2011 include unvested options to purchase 352,268 shares of CTI’s common stock with a weighted-average grant date fair value of $2.34, an expected term of 4.0 years and a total fair value of $0.8 million. The unrecognized compensation cost related to the remaining unvested options to purchase CTI’s common stock was $0.5 million, which is expected to be recognized over a weighted-average period of 1.1 years.

The fair value of options to purchase CTI’s common stock vested during the three months ended April 30, 2011 and 2010 was zero.

Verint

Stock Options

Verint has not granted stock options subsequent to January 31, 2006. However, in connection with Verint’s acquisition of Witness on May 25, 2007, stock options to purchase Witness common stock were converted into stock options to purchase approximately 3.1 million shares of Verint Systems’ common stock.

During the period of Verint Systems’ delinquency in the filing of its periodic reports under the Exchange Act, stock option exercises were suspended. Following Verint Systems’ filing of certain delayed periodic reports in June 2010, stock option holders were permitted to resume exercising vested stock options. During the three months ended April 30, 2011, approximately 258,000 shares of Verint Systems’ common stock were issued pursuant to stock option exercises for total proceeds of $5.2 million. As of April 30, 2011, Verint Systems had approximately 1.5 million shares subject to outstanding stock options, all of which were exercisable as of such date.

Restricted Stock Awards and Restricted Stock Units

Verint Systems periodically awards shares of restricted stock, as well as restricted stock units, to its directors, officers and other employees. These awards contain various vesting conditions, and are subject to certain restrictions and forfeiture provisions prior to vesting.

During the three months ended April 30, 2011 and 2010, Verint Systems granted 0.9 million restricted stock units and 1.0 million combined restricted stock awards and restricted stock units, respectively. Forfeitures of restricted stock awards and restricted stock units were not significant during either period. As of April 30, 2011 and 2010, Verint Systems had 1.8 million and 4.1 million of combined restricted stock awards and stock units outstanding, respectively, with weighted-average grant date fair values of $29.17 and $25.30, respectively.

As of April 30, 2011, there was approximately $34.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over weighted-average periods of 0.1 years for restricted stock awards and 1.7 years for restricted stock units.

Phantom Stock Units

Verint Systems liability-classified awards are primarily phantom stock units. Verint Systems has issued phantom stock units to certain non-officer employees that settle or are expected to settle with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded by Verint Systems with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock units granted by Verint Systems during the three months ended April 30, 2011 were not significant. During the three months ended April 30, 2010, Verint Systems granted 0.2 million phantom stock units. Forfeitures of awards in each period were not significant. Total cash payments made by Verint Systems upon vesting of phantom stock units were $7.0 million and $10.6 million for the three months ended April 30, 2011 and 2010, respectively. The total accrued liabilities for phantom stock units were $4.5 million and $9.8 million as of April 30, 2011 and January 31, 2011, respectively.

14. EQUITY ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC. AND NONCONTROLLING INTEREST

Noncontrolling interest represents minority shareholders’ interest in Verint Systems and Starhome B.V., the Company’s majority-owned subsidiaries and in Ulticom, Inc., a former CTI majority-owned subsidiary, prior to its sale to a third party on December 3, 2010. The Company recognizes noncontrolling interest as a separate component of “Total equity” in the condensed

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

consolidated balance sheets and recognizes income attributable to the noncontrolling interest as a separate component of “Net loss” in the condensed consolidated statements of operations.

Components of equity attributable to Comverse Technology, Inc.’s and its noncontrolling interest are as follows:

	Three Months Ended April 30, 2011			Three Months Ended April 30, 2010
	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)			(In thousands)
Balance, January 31	$413,008	$72,879	$485,887	$422,486	$87,236	$509,722
Comprehensive loss:
Net loss	(59,195)	2,077	(57,118)	(81,875)	(6,576)	(88,451)
Unrealized gains (losses) on available-for-sale securities, net of reclassification adjustments and tax	96	—	96	(3,276)	21	(3,255)
Unrealized gains for cash flow hedge positions, net of reclassification adjustments and tax	2,196	967	3,163	899	36	935
Foreign currency translation adjustment	(353)	4,753	4,400	(7,307)	(3,845)	(11,152)

Total comprehensive (loss) gain	(57,256)	7,797	(49,459)	(91,559)	(10,364)	(101,923)
Stock-based compensation expense	3,394	—	3,394	2,817	—	2,817
Impact from equity transactions of subsidiaries and other	8,436	3,032	11,468	4,564	599	5,163
Repurchase of common stock	(1,425)	—	(1,425)	(337)	—	(337)

Balance, April 30	$366,157	$83,708	$449,865	$337,971	$77,471	$415,442

15. DISCONTINUED OPERATIONS

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

Shares of Ulticom, Inc. common stock held by CTI were purchased by an affiliate of Platinum Equity, pursuant to the terms and conditions of a Share Purchase Agreement, dated October 12, 2010, following payment of the Dividend and immediately prior to the consummation of the Merger. In consideration thereof, CTI received aggregate consideration of up to $17.2 million, amounting up to $2.33 per share, consisting of (i) approximately $13.2 million in cash and (ii) the issuance by Merger Sub to CTI of two non-interest bearing promissory notes originally in the aggregate principal amount of $4.0 million. The first promissory note, originally in the amount of $1.4 million, was subsequently reduced to $0.7 million in connection with the purchase of certain products from Ulticom and is payable to CTI 14 months after the Effective Date. The second promissory note, in the amount of $2.6 million, is payable to CTI following the determination of Ulticom’s revenue for a 24-month period beginning on January 1, 2011 and is subject to reduction by 40% of the difference between $75 million and the revenue generated by Ulticom during such period. This note has no carrying value as of April 30, 2011 and January 31, 2011.

Prior to the sale, Ulticom, Inc. was a majority-owned subsidiary of CTI, and Ulticom constituted one of the Company’s reporting segments. Ulticom, Inc. was not previously classified as held for sale, because the sale was not probable until December 2, 2010, the date when the noncontrolling shareholders approved the sale.

The results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statement of operations for the three months ended April 30, 2010.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The results of Ulticom’s operations included in discontinued operations were as follows:

Three Months Ended April 30, 2010
(In thousands)
Total revenue	$7,986
Loss before income tax benefit	(3,171)
Income tax benefit	1,531

Loss from discontinued operations, net of tax	$(1,640)

Attributable to Comverse Technology, Inc.	(1,224)
Attributable to noncontrolling interest	(416)

Total	$(1,640)

The Company had previously entered into transactions with Ulticom for the supply of circuit boards and it is expected these transactions will continue. The purchases made by the Company from Ulticom prior to the Ulticom Sale for the three months ended April 30, 2010 were $0.4 million. These amounts were eliminated in the consolidated financial statements. The purchases made by the Company from Ulticom were insignificant in the three months ended April 30, 2011.

16. LOSS PER SHARE ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC.’S SHAREHOLDERS

For purposes of computing basic loss per share attributable to Comverse Technology, Inc.’s shareholders, any nonvested shares of restricted stock that have been issued by the Company and which vest solely on the basis of a service condition are excluded from the weighted average number of shares of common stock outstanding because such restricted stock does not allow the holders to receive dividends that participate in undistributed earnings. Incremental potential shares of common stock from stock options, nonvested restricted stock and DSUs are included in the computation of diluted loss per share attributable to Comverse Technology, Inc.’s shareholders except when the effect would be antidilutive. The dilutive impact of outstanding stock-based award on Comverse Technology, Inc.’s reported net loss is recorded as an adjustment to net loss for the purposes of calculating loss per share.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The calculation of loss per share attributable to Comverse Technology Inc.’s shareholders for the three months ended April 30, 2011 and 2010 was as follows:

	Three Months Ended April 30,
	2011	2010
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations attributable to Comverse Technology, Inc.-basic	$(59,195)	$(80,651)
Adjustment for subsidiary stock options	(2)	—

Net loss from continuing operations attributable to Comverse Technology, Inc.-diluted	$(59,197)	$(80,651)

Net loss from discontinued operations, attributable to Comverse Technology, Inc.-basic and diluted	$—	$(1,224)

Denominator:
Basic and diluted weighted average common shares outstanding	205,700	204,883

Loss per share
Basic
Loss per share from continuing operations attributable to Comverse Technology, Inc.	$(0.29)	$(0.39)
Loss per share from discontinued operations attributable to Comverse Technology, Inc.	—	(0.01)

Basic loss per share	$(0.29)	$(0.40)

Diluted
Loss per share from continuing operations attributable to Comverse Technology, Inc.	$(0.29)	$(0.39)
Loss per share from discontinued operations attributable to Comverse Technology, Inc.	—	(0.01)

Diluted loss per share	$(0.29)	$(0.40)

As a result of the Company’s net loss attributable to Comverse Technology, Inc. during the three months ended April 30, 2011 and 2010, the diluted loss per share attributable to Comverse Technology, Inc.’s shareholders, computation excludes 0.8 million and 1.0 million of contingently issuable shares, respectively, because the effect would be antidilutive.

The FASB’s guidance requires contingently convertible instruments be included in diluted earnings per share, if dilutive, regardless of whether a market price trigger has been met. The Convertible Debt Obligations meet the definition of a contingently convertible instrument. The Convertible Debt Obligations were excluded from the computation of diluted earnings per share attributable to Comverse Technology, Inc.’s shareholders because the effect would be anti dilutive for the three months ended April 30, 2011 and 2010.

17. INCOME TAXES

The Company’s quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. The significant differences that impact the effective tax rate relate to the limitation on the benefit of losses in interim periods, incremental valuation allowances, the difference between the U.S. federal

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

statutory rate and the rates in foreign jurisdictions, investments in affiliates and tax contingencies. Further, changes in the forecasted pre-tax income or loss in certain jurisdictions, the jurisdictional mix of pre-tax income and losses or changes in other facts and circumstances could have a significant impact on the amount of tax and effective tax rate in future fiscal quarters.

For the three months ended April 30, 2011, the Company recorded an income tax provision of $7.4 million, which represents an effective tax rate of 14.9%. The effective tax rate was negative due to the fact that the Company reported income tax expense on a consolidated pre-tax loss. This was primarily attributable to not recording the benefit of losses in certain jurisdictions on an interim basis that are not expected to be realized during the fiscal year or recognizable as a deferred tax asset at the end of the fiscal year.

For the three months ended April 30, 2010, the Company recorded an income tax benefit of $0.4 million, which represents an effective tax rate of 0.4%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to losses not being benefitted in certain of the Company’s federal, state and foreign tax jurisdictions where the Company maintains a valuation allowance against its net deferred tax assets. Further, the benefit of losses in other jurisdictions was offset by withholding taxes and certain tax contingencies recorded in the fiscal quarter.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain the valuation allowances against certain of the Company’s federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign jurisdictions. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of April 30, 2011, the total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were approximately $137.9 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at April 30, 2011 could decrease by approximately $11.6 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits. The Company’s income tax returns are subject to ongoing tax examinations in several jurisdictions in which the Company operates. The Company also believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits. However, an estimate of such changes cannot reasonably be made.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties were $58.3 million and $54.9 million as of April 30, 2011 and January 31, 2011, respectively.

18. BUSINESS SEGMENT INFORMATION

The Company has three reportable segments: Comverse, Verint, and All Other. The All Other segment is comprised of Starhome B.V. and its subsidiaries, miscellaneous operations and CTI’s holding company operations. Ulticom was a reportable segment of the Company prior to its sale to a third party on December 3, 2010. As a result of the Ulticom Sale, the results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statement of operations for the three months ended April 30, 2010 (see Note 15, Discontinued Operations).

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of (loss) income from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the three months ended April 30, 2011, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a standalone basis with respect to an acquisition consummated by Verint in March 2011. Verint did not have a segment revenue adjustment for the three months ended April 30, 2010.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The tables below present information about total revenue, total costs and expenses, (loss) income from operations, interest expense, depreciation and amortization, significant non-cash items, and segment performance for the three months ended April 30, 2011 and 2010:

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Three Months Ended April 30, 2011:

Revenue	$163,160	$176,332	$10,005	$—	$349,497
Intercompany revenue	604	—	95	(699)	—

Total revenue	$163,764	$176,332	$10,100	$(699)	$349,497

Total costs and expenses	$201,439	$157,498	$24,719	$(735)	$382,921

(Loss) income from operations	$(37,675)	$18,834	$(14,619)	$36	$(33,424)

Computation of segment performance:
Total revenue	$163,764	$176,332	$10,100
Segment revenue adjustment	—	235	—

Segment revenue	$163,764	$176,567	$10,100

Total costs and expenses	$201,439	$157,498	$24,719

Segment expense adjustments:
Stock-based compensation expense	668	7,550	2,859
Amortization of acquisition-related intangibles	4,498	8,196	—
Compliance-related professional fees	12,609	991	5,797
Compliance-related compensation and other expenses	2,033	—	—
Impairment charges	128	—	—
Litigation settlements and related costs	475	—	84
Acquisition-related charges	—	2,374	—
Restructuring and integration charges	11,087	—	—
Other	(27)	1,335	237

Segment expense adjustments	31,471	20,446	8,977

Segment expenses	169,968	137,052	15,742

Segment performance	$(6,204)	$39,515	$(5,642)

Interest expense	$(330)	$(8,794)	$(4)	$—	$(9,128)

Depreciation and amortization	$(8,500)	$(12,954)	$(221)	$—	$(21,675)

Significant non-cash items	$128	$203	$—	$—	$331

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Three Months Ended April 30, 2010:

Revenue	$175,996	$172,613	$8,279	$—	$356,888
Intercompany revenue	575	—	202	(777)	—

Total revenue	$176,571	$172,613	$8,481	$(777)	$356,888

Total costs and expenses	$230,821	$176,595	$34,375	$(1,211)	$440,580

Loss from operations	$(54,250)	$(3,982)	$(25,894)	$434	$(83,692)

Computation of segment performance:
Total revenue	$176,571	$172,613	$8,481
Segment revenue adjustments	—	—	—

Segment revenue	$176,571	$172,613	$8,481

Total costs and expenses	$230,821	$176,595	$34,375

Segment expense adjustments:
Stock-based compensation expense	241	17,970	2,546
Amortization of acquisition-related intangibles	4,659	7,572	—
Compliance-related professional fees	20,226	20,200	18,651
Compliance-related compensation and other expenses	(198)	—	—
Litigation settlements and related costs	—	—	95
Acquisition-related charges	—	507	—
Restructuring and integration charges	5,956	—	—
Other	(1,462)	13	89

Segment expense adjustments	29,422	46,262	21,381

Segment expenses	201,399	130,333	12,994

Segment performance	$(24,828)	$42,280	$(4,513)

Interest expense	$(204)	$(5,948)	$(16)	$—	$(6,168)

Depreciation and amortization	$(10,385)	$(11,898)	$(239)	$—	$(22,522)

Significant non-cash items	$251	$43	$—	$—	$294

19. RELATED PARTY TRANSACTIONS

Verint Series A Convertible Perpetual Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (the “Securities Purchase Agreement”), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (“preferred stock”), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through April 30, 2011 and January 31, 2011, cumulative, undeclared dividends on the preferred stock were $48.9 million and $45.7 million, respectively. As of April 30, 2011 and January 31, 2011, the liquidation preference of the preferred stock was $341.9 million and $338.7 million, respectively.

Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The initial conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of April 30, 2011 and January 31, 2011, the preferred stock could be converted into approximately 10.5 million and 10.4 million shares of Verint’s common stock, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

20. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company provides certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2011 and January 31, 2011, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $42.9 million as of April 30, 2011, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2012.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

On December 17, 2009, the parties to the shareholder derivative actions entered into an agreement to settle these actions, which settlement was approved by the courts in which the federal and state derivative actions were pending on July 1, 2010 and September 23, 2010, respectively (see Settlement Agreements below). The Company recorded a charge associated with the settlement during the fiscal year ended January 31, 2007.

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

The parties to this action entered into a settlement agreement on December 16, 2009, which was amended on June 19, 2010 and approved by the court in which such action was pending on June 23, 2010 (see Settlement Agreements below). The Company recorded a charge associated with the settlement during the fiscal year ended January 31, 2007.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

Of the $112.5 million due on or before November 15, 2011, $82.5 million is payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten day average of the closing prices of CTI’s common stock prior to such election, provided that CTI’s common stock is listed on a national securities exchange on or before the payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million. In addition, under the terms of the settlement agreement, CTI had the right to make the $30.0 million payment made in May 2011 in shares of CTI’s common stock if, prior thereto, CTI had met such conditions to using shares as payment consideration. CTI, however, did not meet such conditions and accordingly, made such $30.0 million payment in cash.

If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use the proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. As of April 30, 2011 and January 31, 2011, the Company had $34.0 million and $33.4 million, respectively, of cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply which were classified in “Restricted cash and bank time deposits.”

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

As of April 30, 2011 and January 31, 2011, the Company had an accrued liability for this matter of $146.1 million.

Opt-Out Plaintiffs’ Action

On September 28, 2010, an action was filed in the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436. Plaintiffs allege that they are CTI shareholders who purchased CTI’s publicly traded securities in 2005, 2006 and 2007. The plaintiffs, Maverick Fund, L.D.C. and certain affiliated investment funds, opted not to participate in the settlement of the consolidated shareholder class action described above. The complaint names CTI, its former Chief Executive Officer and certain of its former officers and directors as defendants and alleges, among other things, violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options, other accounting practices at CTI and the timeline for CTI to become current in its periodic reporting obligations. The action seeks compensatory damages in an unspecified amount. The Company filed a motion to dismiss the complaint in December 2010, and a hearing on the motion was conducted on March 4, 2011. The court has not yet issued its decision. The Company reserved for the potential liabilities as if the plaintiffs had not opted-out and the Company has no information that indicates that any other amount is probable and estimable at this time.

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

The Company did not accrue for these matters as the potential loss is currently not probable or estimable.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

On April 7, 2011, CTI entered into a non-prosecution agreement with the DOJ and the SEC submitted a settlement agreement with CTI to the United States District Court for the Eastern District of New York for its approval, which was obtained on April 12, 2011. These agreements resolved allegations that CTI and certain of its foreign subsidiaries violated the books and records and internal controls provisions of the U.S. Foreign Corrupt Practices Act (the “FCPA”) by inaccurately recording certain improper payments made from 2003 through 2006 by certain former employees and an external sales agent of Comverse Ltd. or its subsidiaries, in connection with the sale of certain products in foreign jurisdictions.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

The Company recorded charges associated with this matter during the fiscal year ended January 31, 2009.

Other Legal Proceedings

In addition to the litigation discussed above, the Company is, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its condensed consolidated financial statements taken as a whole.

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

21. SUBSEQUENT EVENTS

Cash Payment Under Shareholder Class Action Settlement Agreement

In December 2009, CTI entered into an agreement, which was amended in June 2010, to settle the consolidated shareholder class action. In May 2011, CTI paid $30.0 million in cash due under the settlement agreement using cash proceeds from sales and redemptions of ARS (including interest thereon) included within “Restricted cash and bank time deposits” in the Company’s condensed consolidated balance sheets as of April 30, 2011 and January 31, 2011.

Increase in Comverse Ltd.’s Existing Line of Credit

In June 2011, one of Comverse Ltd.’s existing lines of credit was increased by $10.0 million with a corresponding increase in the cash balances Comverse Ltd. was required to maintain with the bank. Such additional compensating cash balances will be included in “Restricted cash and bank time deposits” in the Company’s condensed consolidated balance sheets to the extent they remain outstanding on the applicable balance sheet date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with audited consolidated financial statements and related notes included in Item 15 of the Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (or the 2010 Form 10-K) and the condensed consolidated financial statements and related notes included in this Quarterly Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future financial performance that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements” on page i of this Quarterly Report. Percentages and amounts within this section may not calculate precisely due to rounding differences.

OVERVIEW

CTI is a holding company that conducts business through its subsidiaries, principally, Comverse, Inc., Verint Systems and Starhome, B.V. CTI’s reportable segments for the three months ended April 30, 2011 were:

•	Comverse. The Comverse segment is comprised of Comverse, Inc. and its subsidiaries. Comverse, Inc. is a wholly-owned subsidiary of CTI;

•

Verint. The Verint segment is comprised of Verint Systems and its subsidiaries. As of May 31, 2011, CTI held 42.5% of the outstanding shares of Verint Systems’ common stock and 100% of the outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, of Verint Systems (or the preferred stock), giving CTI aggregate beneficial ownership of 54.9% of Verint Systems’ common stock. The common stock of Verint Systems is publicly traded and Verint Systems files separate periodic and current reports with the SEC, which are available on its website, www.verint.com, and on the SEC’s website at www.sec.gov; and

•

All Other. The All Other segment is comprised of Starhome B.V. and its subsidiaries, miscellaneous operations and CTI’s holding company operations. As of May 31, 2011, CTI held 66.5% of Starhome B.V., a privately-held company.

Ulticom was a reportable segment prior to its sale on December 3, 2010. As a result of the Ulticom Sale, the results of operations of Ulticom are reported as discontinued operations for the three months ended April 30, 2010.

Comverse

Comverse is a leading provider of software-based products, systems and related services that:

•

provide converged, prepaid and postpaid billing and active customer management for wireless, wireline and cable network operators (referred to as Business Support Systems or BSS) delivering a value proposition designed to ensure timely and efficient service monetization and enable real-time offers to be made to end users based on all relevant customer profile information;

•

enable wireless and wireline (including cable) network-based Value-Added Services (or VAS), comprised of two categories—Voice and Messaging—and that include voicemail, visual voicemail, call completion, short messaging service (or SMS) text messaging (or texting), multimedia picture and video messaging, and Internet Protocol (or IP) communications; and

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

Verint

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

Significant Events

During the three months ended April 30, 2011, we continued our efforts to enhance the financial performance and profitability of the Comverse segment, file our periodic reports under the Exchange Act with the SEC, settle certain litigation and improve Verint’s capital structure and financial flexibility through the new credit agreement. We continue to be subject to an administrative proceeding instituted by the SEC pursuant to Section 12(j) of the Exchange Act to revoke or suspend the registration of CTI’s common stock and have also incurred significant expenses for professional fees in connection with our efforts to become current in our periodic reporting obligations under the federal securities laws and to remediate material weaknesses in our internal control over financial reporting.

Phase II Business Transformation. As previously disclosed, in the fiscal year ended January 31, 2011, we commenced initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan, significantly reducing its annualized operating costs. During the three months ended April 30, 2011, Comverse commenced the implementation of a second phase of measures (or the Phase II Business Transformation) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS.

As part of the Phase II Business Transformation, Comverse is in the process of creating new business units that are designed to improve operational efficiency and business performance. Comverse’s business units will consist of the following:

•

BSS, which conducts Comverse’s converged, prepaid and postpaid billing and active management systems business and includes groups engaged in product management, professional services, research and development and product sales;

•

VAS, which conducts Comverse’s value added services business and includes groups engaged in VAS delivery, voice product research and development, messaging product research and development and product sales;

•

Mobile Internet, which is responsible for Comverse’s mobile Internet products and includes groups engaged in product management, solution engineering, delivery, research and development and product sales; and

•

Global Services, which is a dedicated business unit focused on customer post-delivery services and includes groups engaged in support services for BSS, VAS and Mobile Internet products, services sales and product management.

In addition, certain business operations are conducted through the following global groups:

•	Customer Facing Group, which is primarily engaged in providing overall customer account management and sales for all product lines;

•	Operations Group, which provides centralized information technology, procurement, supply chain management and global business operations services to all business units;

•	Business Transformation group, which continues to engage in the implementation of the Phase II Business Transformation initiative and monitor its execution; and

•	Strategy and innovation, finance, legal and human resources groups, which continue to support all business operations.

Efforts to File Periodic Reports. During the three months ended April 30, 2011, we continued to incur significant expenses for accounting, tax and legal fees in connection with our efforts to become current in our periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting. During the three months ended April 30, 2011, these expenses aggregated $19.4 million, of which $18.4 million was incurred by CTI and Comverse and $1.0 million was incurred by Verint.

CTI continues to make progress in its efforts to become current in its periodic reporting obligations under the federal securities laws with the filing of its 2010 Form 10-K on May 31, 2011 and the filing of this Quarterly Report. CTI expects to file its future periodic reports with the SEC on a timely basis and such additional reports for prior periods as may be required by the SEC as soon as practicable.

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

FCPA Litigation Settlement. In March 2009, CTI disclosed that the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments. In April 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. The Audit Committee provided information to, and cooperated fully with, the DOJ and the SEC with respect to its findings of the internal investigation. In April 2011, CTI entered into a non-prosecution agreement with the DOJ and the SEC submitted a settlement agreement with CTI to the United States District Court for the Eastern District of New York for its approval, which was obtained on April 12, 2011. These agreements resolved allegations that CTI and certain of its foreign subsidiaries violated the books and records and internal controls provisions of the U.S. Foreign Corrupt Practices Act (or the FCPA) by inaccurately recording certain improper payments made from 2003 through 2006 by certain former employees and an external sales agent of Comverse Ltd. or its subsidiaries, in connection with the sale of certain products in foreign jurisdictions.

Under the non-prosecution agreement with the DOJ, CTI paid a fine of $1.2 million to the DOJ. Under its settlement agreement with the SEC, CTI paid approximately $1.6 million in disgorgement and pre-judgment interest. For a more detailed discussion, see Part II, Item 1, “Legal Proceedings—Investigation of Alleged Unlawful Payments” and note 20 to the condensed consolidated financial statements included in this Quarterly Report.

Continued SEC Administrative Proceeding. During the three months ended April 30, 2011, CTI continued to be subject to an administrative proceeding pursuant to Section 12(j) of the Exchange Act to revoke or suspend the registration of CTI’s common stock. The Section 12(j) administrative proceeding was instituted in March 2010 by the SEC because of CTI’s failure to file certain periodic reports with the SEC. In July 2010, the Administrative Law Judge in such proceeding issued an initial decision (or the Initial Decision) to revoke the registration of CTI’s common stock, which does not become effective until the SEC issues a final order to revoke the registration of CTI’s securities. The Initial Decision is currently under review and pending before the SEC. Currently, CTI’s petition for review has been fully briefed and is scheduled for oral argument on July 14, 2011. If a final order is issued by the SEC to suspend or revoke the registration of CTI’s common stock, public trading in CTI’s common stock would be prohibited. CTI is unable to predict at this time the outcome of such review or any appeal therefrom. For a more detailed discussion, see note 20 to the condensed consolidated financial statements included in this Quarterly Report.

Cash Payment Under Shareholder Class Action Settlement Agreement. In December 2009, CTI entered into an agreement, which was amended in June 2010, to settle the consolidated shareholder class action. In May 2011, CTI paid $30.0 million in cash due under the settlement agreement. A balance of up to $112.5 million is payable on or before November 15, 2011, of which $82.5 million is payable in cash or, at CTI’s election, in shares, provided that CTI’s common stock is then listed on a national securities exchange. CTI expects to make $82.5 million of this payment in shares of CTI’s common stock and the balance of the amount payable in cash.

Verint Debt Refinancing. On April 29, 2011, Verint (i) entered into a credit agreement (referred to as the new credit agreement) with a group of lenders and Credit Suisse AG, as administrative agent and collateral agent for the lenders (referred to in such capacities as the agent), and (ii) terminated the credit agreement, dated May 25, 2007 (referred to as the prior facility).

The new credit agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (referred to as the new term loan facility) and a $170.0 million revolving credit facility maturing in April 2016 (referred to as the new revolving credit facility), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the new credit agreement. As of April 30, 2011, Verint had no outstanding borrowings under the new revolving credit facility. For additional discussion, see “—Liquidity and Capital Resources—Indebtedness—New Credit Agreement” and note 9 to the consolidated financial statements included in this Quarterly Report.

Liquidity Forecast at CTI and Comverse

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

Segment Performance

We evaluate our business by assessing the performance of each of our segments. CTI’s Chief Executive Officer is its chief operating decision maker. We use segment performance, as defined below, as the primary basis for assessing the financial results of the segments and for the allocation of resources. Segment performance, as we define it in accordance with the Financial Accounting Standard Board’s (or the FASB) guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. Segment performance, as defined by management, represents operating results of a segment without the impact of significant expenditures incurred by the segment in connection with the efforts to become current in periodic reporting obligations under the federal securities laws, certain non-cash charges, and certain other insignificant gains and charges.

Segment performance is computed by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other insignificant gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with (a) our efforts to complete current and previously issued financial statements and audits of such financial statements and (b) our efforts to become current in our periodic reporting obligations under the federal securities laws. For additional information on how we apply segment performance to evaluate the operating results of our segments for each of the three months ended April 30, 2011 and 2010, see note 18 to the condensed consolidated financial statements included in this Quarterly Report.

In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of (loss) income from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the three months ended April 30, 2011, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a standalone basis with respect to an acquisition consummated by Verint in March 2011. Verint did not have a segment revenue adjustment for the three months ended April 30, 2010.

	Three Months Ended April 30,
	2011	2010
	(Dollars in thousands)

Comverse
Segment revenue	$163,764	$176,571
Segment performance	$(6,204)	$(24,828)
Segment performance margin	(3.8%)	(14.1%)

Verint
Segment revenue	$176,567	$172,613
Segment performance	$39,515	$42,280
Segment performance margin	22.4%	24.5%

All Other
Segment revenue	$10,100	$8,481
Segment performance	$(5,642)	$(4,513)
Segment performance margin	(55.9%)	(53.2%)

For a discussion of the results of our segments, see “—Results of Operations.”

Comverse Segment Business Trends and Uncertainties

As previously disclosed, in the fiscal year ended January 31, 2011, we commenced initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan, significantly reducing its annualized operating costs. During the three months ended April 30, 2011, Comverse commenced the implementation of the Phase II Business Transformation. As part of the Phase II Business Transformation, Comverse is seeking to achieve improved segment performance and, over time, double digit segment performance margins and positive operating cash flows.

Revenue

As part of its strategy, Comverse intends to expand its presence and market share in the BSS market with BSS solutions that we believe offer several advantages over competitors’ offerings. Although BSS revenue for the three months ended April 30, 2011 increased in comparison to the three months ended April 30, 2010, it did not meet our internal expectations for such fiscal period due to delays in achieving certain revenue recognition-related milestones in certain BSS projects. We believe that Comverse’s BSS solutions offering has the potential to become a key driver of growth on a going forward basis. We believe that Comverse will build on the strength of its Comverse ONE solution, particularly in the converged billing segment of the BSS market, which is expected to grow rapidly over the next few years. Furthermore, Comverse intends to expand its presence and market share in certain mobile data and mobile Internet product categories. We believe that the growth in mobile data and Internet applications and usage will continue for the foreseeable future, presenting opportunities for growth in Comverse’s mobile Internet products.

VAS revenue for the three months ended April 30, 2011 decreased compared to the three months ended April 30, 2010. Comverse continues to maintain its market leadership in voice-based products, such as voicemail and call completion, in part through the promotion of advanced offerings such as visual voicemail and call management. We believe demand for advanced offerings may grow due to the increasing deployment of smart phones by wireless communication service providers. Other services, however, such as certain voice and SMS text message services and MMS, have become relatively commoditized, resulting in reduced revenue and margins.

As part of its strategy to achieve and sustain profitability, Comverse intends to continue to pursue primarily higher margin VAS projects, which may result in lower VAS revenue but greater project and product profitability.

On February 1, 2011, we adopted new accounting guidance relating to revenue recognition on a prospective basis. This guidance amends the criteria for allocating consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy. As a result of this guidance, an additional $2.8 million of revenue was recognized for the three months ended April 30, 2011. We believe that the adoption of this guidance could materially increase revenue for the fiscal year ending January 31, 2012 as such new guidance provides for earlier recognition of revenue from certain arrangements. For more information, see note 2 to the condensed consolidated financial statements included in this Quarterly Report.

We believe that Comverse may have lost business opportunities due to concern on the part of customers and partners about our financial condition and CTI’s extended delay in becoming current in its periodic reporting obligations under the federal securities laws. We believe that the successful implementation of initiatives to improve our cash position and the filings of three Annual Reports covering the fiscal years ended January 31, 2011, 2010, 2009, 2008, 2007 and 2006 and the filing of this Quarterly Report is easing such concerns and increasing the willingness of customers and partners to purchase our solutions and services.

Costs and Expenses

As part of its efforts to achieve profitability, Comverse implemented measures to reduce its costs and expenses. Beginning in the third quarter of the fiscal year ended January 31, 2011, Comverse successfully implemented the first phase of such plan, significantly reducing its annualized operating costs. In addition, Comverse is making significant efforts to reduce costs by better productizing its software and improving its delivery capabilities. As part of the Phase II Business Transformation, Comverse has also achieved cost reduction through process reengineering to maximize business performance, productivity and operational efficiency. In addition, compliance-related professional fees declined significantly during the three months ended April 30, 2011 compared to the three months ended April 30, 2010.

Although Comverse’s revenue declined for the three months ended April 30, 2011, the successful implementation of cost reduction initiatives led to a significant decline in segment performance loss compared to the three months ended April 30, 2010.

We believe that future cost reductions will be attributable to several factors, including:

•	the continued implementation of the Phase II Business Transformation;

•

declines in compliance-related professional fees expected after we complete the filing of the necessary periodic reports and remediation of material weaknesses in internal controls over financial reporting; and

•	the wind down of, or the consummation of other strategic options for, the Netcentrex business, although these actions may lead to restructuring charges in the near term.

We expect that these cost reductions will be partially offset by, among other factors, the increasing complexity of project deployment resulting in higher product delivery costs.

Uncertainties Impacting Future Performance

The operating results of Comverse are difficult to predict. The difficulty is a result of lengthy and variable sales cycles, focus on large customers and installations, short delivery windows required by customers, and the high percentage of orders typically generated late in the fiscal quarter. In addition, the deferral or loss of one or more significant orders or customers or a delay in an expected implementation of such an order could materially and adversely affect Comverse’s results of operations in any fiscal quarter, particularly if there are significant sales and marketing expenses associated with the deferred, lost or delayed sales.

Comverse’s business is subject to seasonal factors which may cause its results to fluctuate quarter to quarter. Historically, our first fiscal quarter has been our weakest quarter and accordingly, we believe that Comverse’s performance during the three months ended April 30, 2011 is not necessarily indicative of its performance for the balance of the current fiscal year.

During the fiscal year ended January 31, 2011 and the three months ended April 30, 2011, the global economy experienced a gradual recovery resulting in a moderate increase in levels of spending by customers. We believe that if global economic conditions continue to improve, existing and potential telecommunication service provider customers will likely increase their spending levels, which could result in increased demand for Comverse’s customer solutions. However, there is still significant uncertainty as to the sustainability of the recovery in market conditions and some regions have yet to experience significant improvement. If the recovery in the global economy is curtailed and market conditions worsen, our existing and potential customers could reduce their spending, which, in turn, could reduce the demand for Comverse’s products and services.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our condensed consolidated results and the results of operations of each of our segments for the fiscal periods presented.

Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010

Condensed Consolidated Results

	Three Months Ended April 30,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands, except per share data)

Total revenue	$349,497	$356,888	$(7,391)	(2.1%)

Loss from operations	(33,424)	(83,692)	50,268	(60.1%)
Interest income	1,117	994	123	12.4%
Interest expense	(9,128)	(6,168)	(2,960)	48.0%
Loss on extinguishment of debt	(8,136)	—	(8,136)	N/M
Other (expense) income, net	(122)	1,677	(1,799)	(107.3%)
Income tax (provision) benefit	(7,425)	378	(7,803)	N/M

Net loss from continuing operations	(57,118)	(86,811)	29,693	(34.2%)
Loss from discontinued operations, net of tax	—	(1,640)	1,640	(100.0%)

Net loss	(57,118)	(88,451)	31,333	(35.4%)

Less: Net (income) loss attributable to noncontrolling interest	(2,077)	6,576	$(8,653)	(131.6%)

Net loss attributable to Comverse Technology, Inc.	$(59,195)	$(81,875)	$22,680	(27.7%)

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic loss per share
Continuing operations	$(0.29)	$(0.39)	$0.10

Discontinued operations	$—	$(0.01)	$0.01

Diluted loss per share
Continuing operations	$(0.29)	$(0.39)	$0.10

Discontinued operations	$—	$(0.01)	$0.01

Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(59,195)	$(80,651)	$21,456
Loss from discontinued operations, net of tax	—	(1,224)	1,224

Net loss attributable to Comverse Technology, Inc.	$(59,195)	$(81,875)	$22,680

Total Revenue

Total revenue was $349.5 million for the three months ended April 30, 2011, a decrease of $7.4 million, or 2.1%, compared to the three months ended April 30, 2010. The decrease was primarily attributable to a $12.8 million decline in revenue at the Comverse segment, partially offset by a $3.7 million increase in revenue at the Verint segment.

Loss from Operations

Loss from operations was $33.4 million for the three months ended April 30, 2011, a decrease in loss of $50.3 million, or 60.1%, compared to the three months ended April 30, 2010. The decrease in loss was primarily due to:

•	a $39.7 million decline in compliance-related professional fees;

•	a $10.6 million decline in cost of revenue primarily attributable to the Comverse segment and, to a lesser extent, the Verint segment; and

•	an $8.3 million decline in stock-based compensation expense recorded in selling, general, and administrative and research and development expenses, primarily attributable to the Verint segment.

The decreases were partially offset by:

•	a $7.4 million decline in total revenue; and

•	a $5.1 million increase in restructuring charges attributable to the Comverse segment.

Interest Income

Interest income was $1.1 million for the three months ended April 30, 2011, an increase of $0.1 million, or 12.4%, compared to the three months ended April 30, 2010.

Interest Expense

Interest expense was $9.1 million for the three months ended April 30, 2011, an increase of $3.0 million, or 48.0%, compared to the three months ended April 30, 2010. The increase was primarily attributable to a $2.8 million increase in interest expense at the Verint segment principally due to a higher interest rate applicable to Verint’s borrowings pursuant to an amendment to Verint’s prior facility entered into in July 2010.

Loss on Extinguishment of Debt

During the three months ended April 30, 2011, Verint recorded an $8.1 million loss upon termination of its prior facility. For additional discussion, see “—Liquidity and Capital Resources—Indebtedness.”

Other (Expense) Income, Net

Other expense, net was $0.1 million for the three months ended April 30, 2011, a change of $1.8 million from other income, net of $1.7 million for the three months ended April 30, 2010. The change was primarily attributable to:

•	an $8.0 million decrease in net realized gains recognized on investments; and

•

a $2.2 million change from net realized and unrealized gains on derivatives of $0.3 million for the three months ended April 30, 2010 to net realized and unrealized losses on derivatives of $1.9 million for the three months ended April 30, 2011.

The changes were partially offset by:

•	a $4.2 million change from foreign currency losses of $2.1 million for the three months ended April 30, 2010 to foreign currency gains of $2.1 million for the three months ended April 30, 2011;

•

a $3.1 million impairment charge recorded for the three months ended April 30, 2010 in respect of CTI’s right to put eligible ARS to UBS at par value (which CTI exercised in June 2010), with no corresponding charge recorded for the three months ended April 30, 2011; and

•

$1.6 million of net realized and unrealized losses on Verint’s interest rate swap (which was terminated in July 2010) for the three month ended April 30, 2010, with no corresponding losses recorded for the three months ended April 30, 2011.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations , net of tax, of $1.6 million for the three months ended April 30, 2010 represented the results of operations of Ulticom for the three months ended April 30, 2010 less applicable income taxes. Ulticom was sold on December 3, 2010.

Income Tax (Provision) Benefit

Income tax provision was $7.4 million for the three months ended April 30, 2011, representing an effective tax rate of (14.9%). The negative effective tax rate for the three months ended April 30, 2011 resulted from recording income tax expense on a consolidated pre-tax loss which was primarily attributable to not recording the benefit of losses in certain jurisdictions on an interim basis that are not expected to be realized during the fiscal year or recognizable as a deferred tax asset at the end of the fiscal year. For the three months ended April 30, 2010, we recorded an income tax benefit of $0.4 million, representing an effective tax rate of 0.4%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to losses not being benefitted in certain of our federal, state and foreign tax jurisdictions where we maintain a valuation allowance against its net deferred tax assets. Further, the benefit of losses in other jurisdictions was offset by withholding taxes and certain tax contingencies recorded in the fiscal quarter. The comparison of our effective tax rate between periods is impacted by the limitation on the benefit of losses in interim periods, changes to the valuation allowance, the difference between the U.S. federal statutory rate and the rates in foreign jurisdictions, the U.S. tax effect on foreign earnings, investments in affiliates, tax contingencies and the dividend received deduction.

Net (Income) Loss Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $2.1 million for the three months ended April 30, 2011, a change of $8.7 million from net loss attributable to noncontrolling interest of $6.6 million for the three months ended April 30, 2010. The change was primarily attributable to a change in Verint’s performance from a net loss for the three months ended April 30, 2010 to a net income for the three months ended April 30, 2011.

Segment Results

Comverse

	Comverse
	Three Months Ended April 30,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)

Revenue:
Revenue	$163,160	$175,996	$(12,836)	(7.3%)
Intercompany revenue	604	575	29	5.0%

Total revenue	163,764	176,571	(12,807)	(7.3%)

Costs and expenses:
Cost of revenue	108,493	117,181	(8,688)	(7.4%)
Intercompany purchases	(55)	396	(451)	(113.9%)
Selling, general and administrative	56,168	68,938	(12,770)	(18.5%)
Research and development, net	25,746	38,350	(12,604)	(32.9%)
Other operating expenses	11,087	5,956	5,131	86.1%

Total costs and expenses	201,439	230,821	(29,382)	(12.7%)

Loss from operations	$(37,675)	$(54,250)	$16,575	(30.6%)

Computation of segment performance:
Total revenue	$163,764	$176,571	$(12,807)	(7.3%)
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$163,764	$176,571	$(12,807)	(7.3%)

Total costs and expenses	$201,439	$230,821	$(29,382)	(12.7%)
Segment expense adjustments:
Stock-based compensation expense	668	241	427	177.2%
Amortization of acquisition-related intangibles	4,498	4,659	(161)	(3.5%)
Compliance-related professional fees	12,609	20,226	(7,617)	(37.7%)
Compliance-related compensation and other expenses	2,033	(198)	2,231	N/M
Impairment charges	128	—	128	N/M
Restructuring and integration charges	11,087	5,956	5,131	86.1%
Litigation settlements and related costs	475	—	475	N/M
Other	(27)	(1,462)	1,435	(98.2%)

Segment expense adjustments	31,471	29,422	2,049	7.0%

Segment expenses	169,968	201,399	(31,431)	(15.6%)

Segment performance	$(6,204)	$(24,828)	$18,624	(75.0%)

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

Revenue from customer solutions was $91.3 million for the three months ended April 30, 2011, a decrease of $12.2 million, or 11.8%, compared to the three months ended April 30, 2010. Revenue from BSS customer solutions was $43.3 million for the three months ended April 30, 2011, an increase of $4.5 million, or 11.7%, compared to the three months ended April 30, 2010. Revenue from VAS customer solutions was $48.0 million for the three months ended April 30, 2011, a decrease of $16.7 million, or 25.8%, compared to the three months ended April 30, 2010. Included in the VAS customer solutions revenue decrease was a decrease in revenue of $0.5 million attributable to Comverse’s Netcentrex reporting unit for the three months ended April 30, 2011 compared to the three months ended April 30, 2010.

Revenue from BSS customer solutions was higher for the three months ended April 30, 2011, primarily due to lower volume of BSS projects in the three months ended April 30, 2010 resulting from reduced customer order activity in the preceding fiscal years as a result of the global economic weakness. Revenue from BSS customer solutions in the three months ended April 30, 2011 and 2010 continued to be adversely affected by the increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance.

The decrease in revenue from VAS customer solutions was primarily attributable to the decline in revenue from voice products due to lower order activity by Comverse’s existing customer base driven principally by Comverse’s larger customers and the deferral of the recognition of revenue from certain projects.

Maintenance revenue was $71.9 million for the three months ended April 30, 2011, a decrease of $0.6 million, or 0.9%, compared to the three months ended April 30, 2010. BSS maintenance revenue was $31.9 million for the three months ended April 30, 2011, an increase of $1.0 million, or 3.3%, compared to the three months ended April 30, 2010. VAS maintenance revenue was $40.0 million for the three months ended April 30, 2011, a decrease of $1.6 million, or 4.0%, compared to the three months ended April 30, 2010.

Revenue by Geographic Region

Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 24%, 49%, and 27% of Comverse’s revenue, respectively, for the three months ended April 30, 2011 compared to approximately 32%, 46%, and 22% of Comverse’s revenue, respectively, for the three months ended April 30, 2010. The presentation of revenue by geographic region is based on the location of customers. The decrease in revenue percentage in the Americas was attributable to a decline in revenue in North America as a result of lower order activity primarily for voice products by Comverse’s existing customer base driven principally by Comverse’s larger customers. The increase in revenue percentage in APAC was primarily attributable to an increase in revenue from BSS due to the achievement of certain milestones in certain BSS projects.

Environmental and other disasters may adversely affect Comverse’s business in the regions impacted by such disasters. In March 2011, Japan suffered an earthquake, tsunami, and the failure of certain nuclear power reactors. Although these events are not currently expected to have a material impact on Comverse’s revenue in Japan or elsewhere, the actual impact remains uncertain.

Foreign Currency Impact on Revenue

Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse’s revenue for the three months ended April 30, 2011 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 favorably impacted revenue by $2.5 million.

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

Cost of revenue was $108.5 million for the three months ended April 30, 2011, a decrease of $8.7 million, or 7.4%, compared to the three months ended April 30, 2010. The decrease was primarily attributable to:

•	a $6.5 million decrease in material costs and overhead primarily as a result of decreased revenue and a decrease in provision for inventory obsolescence; and

•

a $4.9 million decrease in personnel-related costs principally due to workforce reductions associated with restructuring initiatives and a decline in compensation levels. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $1.3 million for the three months ended April 30, 2011.

These decreases were partially offset by a $3.4 million increase in costs associated with customization of projects specified by customers for the three months ended April 30, 2011.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.

Selling, general and administrative expenses were $56.2 million for the three months ended April 30, 2011, a decrease of $12.8 million, or 18.5%, compared to the three months ended April 30, 2010. The decrease was primarily attributable to a $7.6 million decrease in compliance-related professional fees. During the three months ended April 30, 2011, we incurred compliance-related professional fees primarily in connection with the preparation of the 2010 Form 10-K, which were lower than the compliance-related professional fees incurred during the three months ended April 30, 2010 in connection with our efforts to complete adjustments to our historical financial statements and evaluations of the application of generally accepted accounting principles (or GAAP), which were ultimately concluded with the filing of the Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 (referred to as the Comprehensive Form 10-K) with the SEC on October 4, 2010. We continue to incur significant compliance-related professional fees at Comverse and CTI due to our continued efforts to become current in our periodic reporting obligations under the federal securities laws. In addition, personnel-related costs decreased by $5.1 million primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $0.3 million for the three months ended April 30, 2011.

Research and Development, Net

Research and development expenses primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content used in research and development activities.

Research and development expenses, net were $25.7 million for the three months ended April 30, 2011, a decrease of $12.6 million, or 32.9%, compared to the three months ended April 30, 2010. The decrease was primarily attributable to:

•

an $8.7 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $0.3 million for the three months ended April 30, 2011; and

•	a $2.5 million decrease in allocated overhead costs relating to research and development.

Other Operating Expenses

Other operating expenses were $11.1 million for the three months ended April 30, 2011, an increase of $5.1 million, or 86.1%, compared to the three months ended April 30, 2010. The increase was attributable to increased restructuring charges due to the implementation of the Phase II Business Transformation during the three months ended April 30, 2011 and costs associated with a number of restructuring initiatives commenced at Comverse (including at its Netcentrex reporting unit) during the fiscal year ended January 31, 2011 to eliminate staff positions and close certain facilities in order to align operating costs and expenses with anticipated revenue.

Segment Performance

Segment performance was a $6.2 million loss for the three months ended April 30, 2011 based on segment revenue of $163.8 million, representing a segment performance margin of (3.8)% as a percentage of segment revenue. Segment performance was a $24.8 million loss for the three months ended April 30, 2010 based on segment revenue of $176.6 million, representing a segment performance margin of (14.1)% as a percentage of segment revenue. The improvement in segment performance margin was primarily attributable to a decline in segment expenses, which was only partially offset by a decline in segment revenue for the three months ended April 30, 2011.

Verint

	Verint
	Three Months Ended April 30,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)

Revenue:
Revenue	$176,332	$172,613	$3,719	2.2%
Intercompany revenue	—	—	—	N/M

Total revenue	176,332	172,613	3,719	2.2%

Costs and expenses:
Cost of revenue	55,349	57,807	(2,458)	(4.3%)
Intercompany purchases	—	—	—	N/M
Selling, general and administrative	75,781	92,356	(16,575)	(17.9%)
Research and development, net	26,368	26,432	(64)	(0.2%)

Total costs and expenses	157,498	176,595	(19,097)	(10.8%)

Income (loss) from operations	$18,834	$(3,982)	$22,816	N/M

Computation of segment performance:
Total revenue	$176,332	$172,613	$3,719	2.2%
Segment revenue adjustment	235	—	235	N/M

Segment revenue	$176,567	$172,613	$3,954	2.3%

Total costs and expenses	$157,498	$176,595	$(19,097)	(10.8%)
Segment expense adjustments:
Stock-based compensation expense	7,550	17,970	(10,420)	(58.0%)
Amortization of acquisition-related intangibles	8,196	7,572	624	8.2%
Compliance-related professional fees	991	20,200	(19,209)	(95.1%)
Acquisition-related charges	2,374	507	1,867	N/M
Other	1,335	13	1,322	N/M

Segment expense adjustments	20,446	46,262	(25,816)	(55.8%)

Segment expenses	137,052	130,333	6,719	5.2%

Segment performance	$39,515	$42,280	$(2,765)	(6.5%)

Revenue

Verint’s product revenue consists of the sale of hardware and software products. Verint’s service and support revenue consists primarily of revenue from installation, consulting and training services and post-contract customer support.

Product revenue was $83.3 million for the three months ended April 30, 2011, a decrease of $8.8 million, or 9.5%, compared to the three months ended April 30, 2010. The decrease was primarily attributable to a decline in product revenue related to Verint’s Workforce Optimization solutions due to stronger than expected product revenue for the three months ended January 31, 2011, which adversely impacted product revenue for the three months ended April 30, 2011 and the impact of product revenue recognized during the three months ended April 30, 2010 on several large projects upon completion of services in that period, for which actual product delivery had occurred in earlier periods. In addition, product revenue related to Verint’s Video Intelligence solutions declined principally due to a reduction in revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several fiscal quarters or years, partially offset by an increase in product deliveries to customers during the three months ended April 30, 2011.

Service and support revenue was $93.0 million for the three months ended April 30, 2011, an increase of $12.5 million, or 15.5%, compared to the three months ended April 30, 2010. The increase was primarily attributable to an increase in revenue related to Verint’s Workforce Optimization solutions principally due to an increase in customer installed base and the related support revenue generated from this customer base and the growth in Verint’s professional services organization to meet the demands of its customer base. In addition, there was an increase in service and support revenue related to Verint’s Communications Intelligence solutions primarily due to the progress realized during the current-year period on certain large projects that commenced in the previous fiscal year.

Revenue by Geographic Region

Revenue in the Americas, EMEA and APAC represented approximately 50%, 27%, and 23% of Verint’s revenue, respectively, for the three months ended April 30, 2011 compared to approximately 54%, 26%, and 20%, respectively, for the three months ended April 30, 2010.

Cost of Revenue

Cost of revenue consists of product costs, service costs and amortization of acquired technology. Verint’s product costs primarily consist of hardware material costs, royalties due to third parties for software components that are embedded in the software applications, amortization of capitalized software development costs, personnel-related costs associated with Verint’s global operations, contractor and consulting expenses, travel expenses relating to resources dedicated to the delivery of customized projects, facility costs, and other allocated overhead expenses. Verint’s service costs primarily consist of personnel-related costs, contractor costs, travel expenses relating to installation, training, consulting, and maintenance services, stock-based compensation expenses, facility costs, and other overhead expenses.

Product cost of revenue was $25.2 million for the three months ended April 30, 2011, a decrease of $3.9 million, or 13.4%, compared to the three months ended April 30, 2010. Verint’s overall product margins increased in the three months ended April 30, 2011 compared to the three months ended April 30, 2010 due to a decline in product costs and a favorable change in product mix, as higher margin software revenue accounted for a larger portion of overall product mix. Product costs for the three months ended April 30, 2011 and 2010 included amortization of acquired technology of $2.7 million and $2.2 million, respectively.

Service cost of revenue was $30.2 million for the three months ended April 30, 2011, an increase of $1.4 million, or 5.0%, compared to the three months ended April 30, 2010. The increase was primarily attributable to a $2.6 million increase in personnel-related costs due to an increase in employee headcount required to deliver the increased implementation services and salary increases. Verint’s overall service margins increased in the three months ended April 30, 2011 compared to the three months ended April 30, 2010.

Selling, General and Administrative

Verint’s selling, general and administrative expenses consist primarily of personnel-related costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, other administrative expenses and amortization of other acquired intangible assets.

Selling, general, and administrative expenses were $75.8 million for the three months ended April 30, 2011, a decrease of $16.6 million, or 17.9%, compared to the three months ended April 30, 2010. The decrease was primarily attributable to:

•	a $19.2 million decline in compliance-related professional fees due to Verint becoming current in its periodic reporting obligations under the federal securities laws in June 2010; and

•

a $6.3 million decline in stock-based compensation primarily due to the decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards during the three months ended April 30, 2011.

These decreases were partially offset by:

•	a $3.6 million increase in personnel-related costs due to an increase in headcount, as well as salary increases, which took effect subsequent to the three months ended April 30, 2010; and

•	a $2.0 million increase in the change in fair value of contingent consideration arrangements.

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

Research and development, net remained constant at $26.4 million for the three months ended April 30, 2011. During the three months ended April 30, 2011, stock-based compensation decreased $2.6 million due to the decrease in the number of Verint’s research and development employees’ outstanding stock-based compensation arrangements accounted for as liability awards compared to the three months ended April 30, 2010. This decrease was partially offset by a $2.2 million increase in personnel-related costs which was attributable to an increase in employee headcount and salary increases which took effect subsequent to the three months ended April 30, 2010.

Foreign Currency Effect on Operating Results

In the three months ended April 30, 2011 compared to the three months ended April 30, 2010, fluctuations in value of the U.S. dollar relative to the other major currencies used in Verint’s business resulted in decreases in revenue, cost of revenue and operating expenses. Had foreign exchange rates remained constant in these periods, Verint’s revenue would have been approximately $3.0 million lower and its cost of revenue and operating expenses would have been approximately $3.0 million lower, which would have resulted in a minimal impact to income from operations for the three months ended April 30, 2011.

Segment Performance

Segment performance was $39.5 million for the three months ended April 30, 2011 based on segment revenue of $176.6 million, representing a segment performance margin of 22.4% as a percentage of segment revenue. Segment performance was $42.3 million for the three months ended April 30, 2010 based on segment revenue of $172.6 million, representing a segment performance margin of 24.5% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses partially offset by an increase in segment revenue for the three months ended April 30, 2011 compared to the three months ended April 30, 2010.

All Other

	All Other
	Three Months Ended April 30,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)

Revenue:
Revenue	$10,005	$8,279	$1,726	20.8%
Intercompany revenue	95	202	(107)	(53.0%)

Total revenue	10,100	8,481	1,619	19.1%

Costs and expenses:
Cost of revenue	2,220	1,786	434	24.3%
Intercompany purchases	754	629	125	19.9%
Selling, general and administrative	19,420	29,845	(10,425)	(34.9%)
Research and development, net	2,325	2,115	210	9.9%

Total costs and expenses	24,719	34,375	(9,656)	(28.1%)

Loss from operations	$(14,619)	$(25,894)	$11,275	(43.5%)

Computation of segment performance:
Total revenue	$10,100	$8,481	$1,619	19.1%
Segment revenue adjustment	—	—	—	N/M

Segment revenue	$10,100	$8,481	$1,619	19.1%

Total costs and expenses	$24,719	$34,375	$(9,656)	(28.1%)
Segment expense adjustments:
Stock-based compensation expense	2,859	2,546	313	12.3%
Compliance-related professional fees	5,797	18,651	(12,854)	(68.9%)
Litigation settlements and related costs	84	95	(11)	(11.6%)
Other	237	89	148	166.3%

Segment expense adjustments	8,977	21,381	(12,404)	(58.0%)

Segment expenses	15,742	12,994	2,748	21.1%

Segment performance	$(5,642)	$(4,513)	$(1,129)	25.0%

Revenue

All Other revenue for the three months ended April 30, 2011 and 2010 was generated primarily by Starhome. Starhome’s product revenue consists of the sale of hardware and software products and professional services, including managed services and PCS. All Other revenue was $10.0 million for the three months ended April 30, 2011, an increase of $1.7 million, or 20.8%, compared to the three months ended April 30, 2010. The increase was due primarily to increased revenue from Starhome.

Cost of Revenue

Substantially all of the cost of revenue for the three months ended April 30, 2011 and 2010 was attributable to Starhome. Starhome’s cost of revenue primarily consists of material costs and personnel-related costs associated with the customization of products and providing maintenance and professional services. Cost of revenue was $2.2 million for the three months ended April 30, 2011, an increase of $0.4 million, or 24.3%, compared to the three months ended April 30, 2010, primarily attributable to the increase in Starhome’s revenue.

Selling, General and Administrative

Selling, general and administrative expenses include expenses incurred by Starhome, CTI’s holding company operations, and other insignificant subsidiaries. Selling, general and administrative expenses for the entire segment were $19.4 million for the three months ended April 30, 2011, a decrease of $10.4 million, or 34.9%, compared to the three months ended April 30, 2010. The decrease was primarily attributable to the decline in compliance-related professional fees at CTI. During the three months ended April 30, 2011, CTI incurred compliance-related professional fees primarily in connection with the preparation of the 2010 Form 10-K, which were lower than the compliance-related professional fees incurred during the three months ended April 30, 2010 in connection with our efforts to complete adjustments to our historical financial statements and evaluations of the application of GAAP, which were ultimately concluded with the filing of the Comprehensive Form 10-K with the SEC on October 4, 2011. For the three months ended April 30, 2011 and 2010, selling, general and administrative expenses attributable to Starhome were $3.9 million and $3.5 million, respectively.

Research and Development, Net

Substantially all of the research and development expenses for the three months ended April 30, 2011 and 2010 were related to Starhome. Research and development expenses, net, were $2.3 million for the three months ended April 30, 2011, an increase of $0.2 million, or 9.9%, compared to the three months ended April 30, 2010.

Loss from Operations

Loss from operations was $14.6 million for the three months ended April 30, 2011, a decrease in loss of $11.3 million, or 43.5%, compared to the three months ended April 30, 2010, due primarily to the reasons described above. For the three months ended April 30, 2011 and 2010, Starhome had income from operations of $0.9 million and $0.5 million, respectively.

Segment Performance

Segment performance was a $5.6 million loss for the three months ended April 30, 2011, an increase in loss of $1.1 million, or 25.0%, compared to the loss for the three months ended April 30, 2010. The increase in loss was primarily attributable to an increase in segment expenses partially offset by an increase in segment revenue.

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

During the three months ended April 30, 2011, our principal uses of liquidity were to fund operating expenses, make capital expenditures, repay indebtedness, service our debt obligations and pay significant professional fees and other expenses in connection with our efforts to become current in our periodic reporting obligations under the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting, through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. These expenses declined significantly in the three months ended April 30, 2011 compared to the three months ended April 30, 2010 and we expect these expenses to continue to decline significantly in subsequent fiscal periods after we become current in our periodic reporting obligations under the federal securities laws, improve internal controls and expand our financial reporting and analysis capabilities.

Financial Condition of CTI and Comverse

Cash and Cash Equivalents

As of April 30, 2011, CTI and Comverse had cash, cash equivalents, bank time deposits and restricted cash of approximately $380.3 million, compared to approximately $457.6 million as of January 31, 2011.

During the three months ended April 30, 2011, CTI and Comverse made the following significant disbursements:

•

approximately $25.8 million paid for professional fees primarily in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting;

•	approximately $8.8 million in restructuring payments, including workforce reduction initiatives at Comverse;

•	repayment of borrowings of $6.0 million by Comverse Ltd. under an existing line of credit;

•	approximately $5.8 million paid for special retention bonuses;

•	approximately $2.8 million paid by CTI in connection with the settlement agreements with the SEC and the DOJ resolving allegations of improper payments; and

•	approximately $2.4 million paid by CTI in connection with separation agreements with certain former officers, including CTI’s former President and Chief Executive Officer.

In addition, during the three months ended April 30, 2011, each of Comverse and CTI’s holding company operations experienced negative cash flows from operations, which were also impacted by the acceleration of collections of certain receivables to the three months ended January 31, 2011.

In May 2011, CTI paid in cash $30.0 million in accordance with the terms of the consolidated shareholder class action settlement agreement.

Restricted Cash

Restricted cash aggregated $69.0 million as of April 30, 2011, compared to $67.9 million as of January 31, 2011. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, pending tax judgments and proceeds received from sales and redemptions of ARS (including interest thereon) that are restricted under the terms of the consolidated shareholder class action settlement agreement. As of April 30, 2011 and January 31, 2011, CTI had $34.0 million and $33.4 million, respectively, of restricted cash received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the settlement agreement. In May 2011, CTI used $30.0 million of such restricted cash to make the payment due under the terms of the settlement agreement.

In June 2011, one of Comverse Ltd.’s existing lines of credit was increased by $10.0 million with a corresponding increase in the cash balances Comverse Ltd. was required to maintain with the bank. Such additional compensating cash balances will be included in restricted cash in our condensed consolidated balance sheets to the extent they remain outstanding on the applicable balance sheet date.

ARS

Cash, cash equivalents, bank time deposits and restricted cash excludes ARS. As of April 30, 2011, CTI had $94.2 million aggregate principal amount of ARS valued as of such date at $72.4 million. As noted above, proceeds from sales and redemptions of ARS (including interest thereon) are restricted under the terms of the consolidated shareholder class action settlement agreement.

Liquidity Forecast

We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months. To further enhance the cash position of CTI and Comverse, we continue to evaluate capital raising alternatives.

Management’s current forecast described above is based upon a number of assumptions including, among others: improved operating performance of the Comverse segment due to, among other things: the implementation of the Phase II Business Transformation; continued reduced operating costs attributable to the first phase of Comverse’s restructuring plan; restricted cash and bank time deposits in amounts consistent with historical levels; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; reductions in compliance-related costs; sales or redemptions of substantially all of CTI’s remaining ARS for proceeds consistent with their carrying value as of April 30, 2011; intra-quarter working capital fluctuations consistent with historical trends; and the use of shares of CTI’s common stock to satisfy $82.5 million of the $112.5 million payment obligation under the consolidated shareholder class action settlement agreement due by November 15, 2011. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” of the 2010 Form 10-K materialize, CTI and Comverse may experience a shortfall in the cash required to support working capital needs. CTI’s ability to use shares of its common stock to satisfy $82.5 million of its payment obligations under the shareholder class action settlement is conditioned upon the listing of CTI’s common stock on a national securities exchange on or before the payment date of November 15, 2011.

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

The liquidity of CTI’s majority-owned subsidiaries could be negatively impacted by a decrease in demand for their products and service and support, including the impact of changes in customer buying behavior due to the economic environment. If any of CTI’s majority-owned subsidiaries determines to make acquisitions or otherwise requires additional funds, it may need to raise additional capital, which could involve the issuance of equity or debt securities. There can be no assurance that such subsidiary would be able to raise additional equity or debt in the private or public markets on terms favorable to it, or at all.

Verint incurred significant professional fees and related expenses during the past several fiscal years, including the fiscal year ended January 31, 2011, in connection with its efforts to become current in its periodic reporting obligations under the federal securities laws. By July 2010, Verint filed with the SEC annual reports for all required fiscal years and quarterly reports for certain fiscal quarters for which it had not previously filed reports and resumed making timely periodic filings with the SEC, relisted its common stock on NASDAQ and resolved certain matters with the SEC. As a result, professional fees incurred by Verint during the three months ended April 30, 2011 declined significantly from those incurred during the three months ended April 30, 2010. Verint expects future professional fees and related expenses to continue to decline significantly from the amounts incurred during Verint’s filing delay period.

Sources of liquidity

The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.

Cash flows

Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010

	Three Months Ended April 30,
	2011	2010
Net cash used in operating activities – continuing operations	(51,804)	(95,654)
Net cash used in investing activities – continuing operations	(16,965)	(18,593)
Net cash used in financing activities – continuing operations	(4,923)	(5,126)
Net cash provided by discontinued operations	—	6,769
Effects of exchange rates on cash and cash equivalents	7,603	(2,970)

Net decrease in cash and cash equivalents	(66,089)	(115,574)
Cash and cash equivalents, beginning of period including cash of discontinued operations	581,390	574,872

Cash and cash equivalents, end of period including cash of discontinued operations	515,301	459,298
Less: Cash and cash equivalents of discontinued operations at end of period	—	(20,250)

Cash and cash equivalents, end of period	$515,301	$439,048

Operating Cash Flows

Our operating cash flows vary significantly from period to period based on timing of collections of accounts receivable, receipts of deposits on work-in-process and achievement of milestones. During the three months ended April 30, 2011, we used net cash of $51.8 million for operating activities. Net cash used in operating activities was primarily attributable to:

•	net loss for the three months ended April 30, 2011;

•	cash used to settle previously recognized accounts payable and accrued expenses; and

•	the recognition of deferred revenue for which the related deposits were previously received.

Such cash used in operating activities was partially offset by an increase in cash from collections of accounts receivable previously recognized.

Investing Cash Flows

During the three months ended April 30, 2011, net cash used in investing activities was $17.0 million. Net cash used in investing activities was primarily attributable to (i) $12.0 million of cash used for Verint’s acquisition of a business and payments of contingent consideration associated with business combinations consummated in prior periods and (ii) $5.7 million of cash used for capital expenditures, including capitalization of software development costs.

Financing Cash Flows

During the three months ended April 30, 2011, net cash used in financing activities was $4.9 million. Net cash used in financing activities is primarily attributable to (i) $589.4 million of cash used to repay bank loans, long-term debt and other financing obligations, including the repayment of $583.2 million of outstanding borrowings under Verint’s prior facility, and (ii) $14.0 million of debt issuance costs incurred by Verint in connection with the new credit agreement. These were partially offset by $597.0 million of Verint’s borrowings under the new credit agreement representing $600.0 million of gross borrowings, net of a $3.0 million original issuance discount.

Effects of Exchange Rates on Cash and Cash Equivalents

The majority of our cash and cash equivalents are denominated in the U.S. dollar. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound sterling. For the three months ended April 30, 2011, the fluctuation in foreign currency exchange rates had a favorable impact of $7.6 million on cash and cash equivalents primarily due to the weakening of the U.S. dollar relative to the major foreign currencies we held during the three-month period.

Liquidity of Investments

As of April 30, 2011, the carrying amount of our $94.2 million principal amount of ARS was $72.4 million. Since October 2009, the prices of many of our investments have essentially stabilized and we recorded no other-than-temporary impairment charges for the three months ended April 30, 2011. We recorded other-than-temporary impairment charges of $46 thousand for the three months ended April 30, 2010. As of April 30, 2011, all investments in ARS (all of which were held by CTI as of such date) were restricted as CTI was prohibited from using proceeds from sales of such ARS pursuant to the terms of the consolidated shareholder class action settlement agreement CTI entered into on December 16, 2009, as amended on June 19, 2010. For more information about these restrictions, see “—Restrictions on Use of ARS Sales Proceeds” and note 20 to the condensed consolidated financial statements included in this Quarterly Report.

Investments in Securities Portfolio

We hold ARS supported by corporate issuers and student loans. The ARS have long-term stated maturities. We plan to sell our remaining ARS during the fourth quarter of the fiscal year ending January 31, 2012 after the expiration of the restrictions on sales of ARS and the use of proceeds from sales thereof following the final payment under the settlement agreement of the consolidated shareholder class action due on or before November 15, 2011.

Restrictions on Use of ARS Sales Proceeds

As part of the settlement agreement of the consolidated shareholder class action, as amended, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement. As of April 30, 2011 and January 31, 2011, CTI had $34.0 million and $33.4 million of restricted cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply, respectively. In May 2011, CTI used $30.0 million of such restricted cash to make the payment due under the terms of the settlement agreement. As of April 30, 2011 and January 31, 2011, CTI held $94.2 million and $94.4 million aggregate principal amount of ARS with a carrying value on each such date of $72.4 million, to which such restrictions apply.

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

Prior Facility

The prior facility provided for a $650.0 million term loan and a $25.0 million revolving credit facility. The borrowing capacity under the revolving credit facility was increased to $75.0 million in July 2010. The term loan and the revolving credit facility were scheduled to mature on May 25, 2014 and May 25, 2013, respectively. Verint Systems’ obligations under the prior facility were guaranteed by certain of its domestic subsidiaries (including Witness) and were secured by substantially all of the assets of Verint Systems and these subsidiaries. The prior facility was not guaranteed by CTI and was not secured by any of its assets.

As of January 31, 2011, Verint’s outstanding term loan balance under the prior facility was approximately $583.2 million with no outstanding borrowings under the revolving credit facility. As of April 30, 2010, the interest rate on both the term loan and the revolving credit facility was 3.54%.

The prior facility contained one financial covenant that required Verint not to exceed a certain consolidated leverage ratio, as of each fiscal quarter end, with respect to the then applicable trailing twelve months. The consolidated leverage ratio was defined as Verint’s consolidated net total debt divided by consolidated EBITDA for the trailing four quarters. EBITDA was defined in the prior facility as net income/(loss) plus income tax expense, interest expense, depreciation and amortization, amortization of intangibles, losses related to hedge agreements, any extraordinary, unusual, or non-recurring expenses or losses, any other non-cash charges, and expenses incurred or taken prior to April 30, 2008 in connection with the acquisition of Witness, minus interest income, any extraordinary, unusual, or non-recurring income or gains, gains related to hedge agreements, and any other non-cash income. As of January 31, 2011, Verint’s consolidated leverage ratio was approximately 2.50:1 compared to a permitted consolidated leverage ratio of 3.50:1, and Verint’s EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by at least $50.0 million.

In addition, Verint was subject to a number of other restrictive covenants under the credit agreement, which among other things, precluded Verint Systems from paying cash dividends and limited its ability to make asset distributions to its stockholders, including CTI. The prior facility also contained a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the lenders within certain periods after each fiscal year and quarter. For more information about Verint’s prior facility, see note 9 to the condensed consolidated financial statements included in this Quarterly Report.

New Credit Agreement

The new credit agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (referred to as the new term loan facility) and a $170.0 million revolving credit facility maturing in April 2016 (referred to as the new revolving credit facility), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the new credit agreement. As of April 30, 2011, Verint had no outstanding borrowings under the new revolving credit facility.

The majority of the new term loan facility proceeds were used to repay all $583.2 million of outstanding term loan borrowings under the prior facility at the closing date of the new credit agreement.

The new credit agreement included an original issuance term loan facility discount of 0.50%, or $3.0 million, resulting in net term loan facility proceeds of $597.0 million. This discount will be amortized as interest expense over the term of the term loan facility using the effective interest method.

Loans under the new credit agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint’s election:

•

in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or if Verint’s corporate ratings are at least BB- Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the new credit agreement), and

•

in the case of base rate loans, the Base Rate plus 2.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or 2.00%). The “Base Rate” is the greatest of (i) the agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the new credit agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one month interest period plus 1.00%.

Verint incurred debt issuance costs of $14.8 million associated with the new credit agreement, which Verint has deferred and classified within “Other assets.” The deferred costs will be amortized as interest expense over the term of the new credit agreement. Deferred costs associated with the term loan facility were $10.2 million, and will be amortized using the effective interest method. Deferred costs associated with the revolving credit facility were $4.6 million and will be amortized on a straight-line basis.

At the closing date of the new credit agreement, there were $9.0 million of unamortized deferred costs associated with the prior facility. Upon termination of the prior facility and repayment of the prior term loan, $8.1 million of these fees were expensed as a loss on extinguishment of debt. The remaining $0.9 million of these fees were associated with lenders that provided commitments under both the new and the prior revolving credit facilities, which will continue to be deferred and amortized over the term of the new credit agreement.

As of April 30, 2011, the interest rate on the term loan facility was 4.50%. Including the impact of the 0.50% original issuance term loan facility discount and the deferred debt issuance costs, the effective interest rate on Verint’s term loan facility is approximately 4.90% as of April 30, 2011.

Verint incurred interest expense on borrowings under its credit facilities of $7.5 million and $5.4 million during the three months ended April 30, 2011 and 2010, respectively. Verint also recorded $0.7 million and $0.5 million during the three months ended April 30, 2011 and 2010, respectively, for amortization of deferred debt issuance costs, which is reported with interest expense.

Verint is required to pay a commitment fee with respect to undrawn availability under the new revolving credit facility, payable quarterly, at a rate of 0.50% per annum, and customary administrative agent and letter of credit fees.

The new credit agreement requires Verint to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017. Optional prepayments of the loan are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates and a 1.0% premium applicable in the event of a Repricing Transaction (as defined in the new credit agreement) prior to April 30, 2012. The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the new credit agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, and then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the new credit agreement.

Verint Systems’ obligations under the new credit agreement are guaranteed, similar to the prior facility, by substantially all of Verint’s domestic subsidiaries and are secured, similar to the prior facility, by a security interest in substantially all assets of Verint and its guarantor subsidiaries, subject to certain exceptions. Verint’s obligations under the new credit agreement are not guaranteed by CTI and are not secured by any of CTI’s assets.

The new credit agreement contains customary negative covenants for credit facilities of this type similar to those in the prior facility, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the new credit agreement, similar to the prior facility, precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The new credit agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated EBITDA (as defined in the new credit agreement) leverage ratio until July 31, 2013 no greater than 5.00 to 1.00 and, thereafter, no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions. As of April 30, 2011, Verint was in compliance with such requirements.

The new credit agreement also contains a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the lenders within certain periods after the end of each fiscal year and quarter.

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

Convertible Debt Obligations

As of April 30, 2011 and January 31, 2011, CTI had $2.2 million aggregate principal amount of outstanding convertible debt obligations (referred to as the Convertible Debt Obligations). The Convertible Debt Obligations are not secured by any of our assets and are not guaranteed by any of CTI’s subsidiaries.

Comverse Ltd. Lines of Credit

As of April 30, 2011, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $10.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of April 30, 2011, Comverse Ltd. had utilized $3.7 million of capacity under the line of credit for guarantees and foreign currency transactions. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances Comverse Ltd. was required to maintain with the bank to $20.0 million.

As of April 30, 2011, Comverse Ltd. had an additional line of credit with a bank for $15.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2011, Comverse Ltd. had outstanding borrowings of $6.0 million under the line of credit. The weighted-average interest rate on borrowings outstanding during the three months ended April 30, 2011 was 1.52% per annum. During the three months ended April 30, 2011, Comverse Ltd. repaid in full all borrowings under the line of credit. Accordingly, as of April 30, 2011, Comverse Ltd. had no outstanding borrowings under the line of credit. As of April 30, 2011, Comverse Ltd. had utilized $3.4 million of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenant provisions.

Settlement of Shareholder Class Action

On December 16, 2009, CTI entered into a consolidated shareholder class action settlement agreement, which was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (referred to as the Opt-out Credit) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. For a discussion of these actions and additional terms of the settlement, see note 20 to the condensed consolidated financial statements included in this Quarterly Report. As part of the settlement of the consolidated shareholder class action, as amended, CTI agreed to make payments to a class action settlement fund in the aggregate amount of up to $165.0 million that were paid or remain payable as follows:

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

Of the $112.5 million due on or before November 15, 2011, $82.5 million is payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten-day average of the closing prices of CTI’s common stock prior to such election, provided that CTI’s common stock is listed on a national securities exchange on or before the payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million. In addition, under the terms of the settlement agreement, CTI had the right to make the $30.0 million payment made in May 2011 in shares of CTI’s common stock if, prior thereto, CTI had met such conditions to using shares as payment consideration. CTI, however, did not meet such conditions and accordingly, made such $30.0 million payment in cash.

We expect to fund any cash payments we make under the settlement of the consolidated shareholder class action using cash on hand or, if insufficient, from proceeds of the sale of investments, including ARS and new borrowings, cash generated from asset divestitures or proceeds from the issuance of equity or debt securities. The consolidated shareholder class action settlement agreement includes restrictions on CTI’s ability to use proceeds from sales of ARS until the amounts payable under the settlement agreement are paid in full. See “—Restrictions on Use of ARS Sales Proceeds.”

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

Phase II Business Transformation

During the three months ended April 30, 2011, Comverse commenced the implementation of the Phase II Business Transformation that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse is in the process of creating new business units (BSS, VAS, Mobile Internet and Global Services) that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS. We are currently in the process of evaluating the total cost of the Phase II Business Transformation, which may be material. In relation to the Phase II Business Transformation, Comverse recorded severance-related costs of $4.5 million during the three months ended April 30, 2011. Severance-related costs of $3.8 million were paid during the three months ended April 30, 2011 with the remaining costs of $0.7 million expected to be substantially paid by January 31, 2012.

Guarantees and Restrictions on Access to Subsidiary Cash

Guarantees

We provide certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2011 and January 31, 2011, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $42.9 million as of April 30, 2011, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2013.

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

In addition, Verint is party to a credit agreement that contains certain restrictive covenants which, among other things, preclude Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. Also, pursuant to its investment agreements, Starhome B.V. is precluded from paying cash dividends to its shareholders without the approval of certain minority shareholders.

Investment in Verint Systems’ Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (referred to as the Securities Purchase Agreement), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (referred to as the preferred stock), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through April 30, 2011 and January 31, 2011, cumulative, undeclared dividends on the preferred stock were $48.9 million and $45.7 million, respectively. As of April 30, 2011 and January 31, 2011, the liquidation preference of the preferred stock was $341.9 million and $338.7 million, respectively.

Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted by Verint Systems common stock holders. The initial conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of April 30, 2011 and January 31, 2011, the preferred stock could be converted into approximately 10.5 million and 10.4 million shares of Verint’s common stock, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2011, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2011. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

CONTRACTUAL OBLIGATIONS

Except for Verint’s entry into the new credit agreement and the termination of its prior facility, there were no material changes in our contractual obligations or commercial commitments since January 31, 2011. For a more comprehensive discussion of our contractual obligations as of January 31, 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We described the significant accounting policies and methods used in the preparation of our consolidated financial statements in note 1 to the consolidated financial statement included in Item 15 of our 2010 Form 10-K. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K, and including the following:

•	revenue recognition;

•	stock-based compensation;

•	business combinations;

•	recoverability of goodwill;

•	impairment of long-lived assets;

•	allowance for doubtful accounts;

•	valuation and other-than-temporary impairments;

•	income taxes; and

•	litigation and contingencies.

Except for the changes to our critical accounting policies and estimates discussed below, we do not believe that there were any significant changes in our critical accounting policies and estimates during the three months ended April 30, 2011.

Revenue Recognition

On February 1, 2011, we adopted new accounting guidance for multiple element revenue arrangements that are outside the scope of industry-specific software revenue recognition guidance, on a prospective basis. Arrangements that were entered into or materially modified on or after February 1, 2011 are accounted for under this new guidance. This guidance amends the criteria for allocating consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor specific objective evidence (or VSOE), if available, third-party evidence of fair value (or TPE) if VSOE is not available, or our best estimate of selling price (or BESP) if neither VSOE nor TPE is available. For more information about our revenue recognition policies, see note 2 to the condensed financial statements included in this Quarterly Report.

When we are unable to establish selling price of our non-software deliverables using VSOE or TPE, we use BESP in our allocation of arrangement consideration. BESP is a more subjective measure than either VSOE or TPE, and determining BESP requires significant judgment. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and customer classes.

RECENT ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED

For information related to recent accounting pronouncements to be implemented, see note 2 to the condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2010 Form 10-K, filed with the SEC on May 31, 2011, provides a detailed discussion of the market risks affecting our operations. As discussed below, Verint completed transactions which impacted our exposures to interest rate risk during the three months ended April 30, 2011. Other than the impact of these transactions, which are described below, we believe our exposure to these market risks did not materially change during the three months ended April 30, 2011.

Interest Rate Risk on our Debt

In April 2011, Verint entered into a new credit agreement and concurrently terminated its prior facility. For additional discussion, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness— New Credit Agreement” and note 9 to the condensed consolidated financial statements included in this Quarterly Report.

Because the interest rates applicable to borrowings under the new credit agreement are variable, Verint is exposed to market risk from changes in the underlying index rates, which affect its cost of borrowing. The periodic interest rate on the term loan facility is currently a function of several factors, most importantly the LIBO Rate and the applicable interest rate margin. However, borrowings are subject to a 1.25% LIBO Rate floor in the interest rate calculation, which currently reduces the likelihood of increases in the periodic interest rate, because current short-term LIBO Rates are well below 1.25%. Although the periodic interest rate may still fluctuate based upon Verint’s corporate ratings, which determines the interest rate margin, changes in short-term LIBO Rates will not impact the calculation unless those rates increase above 1.25%. Based upon Verint’s April 30, 2011 borrowings, for each 1% increase in the applicable LIBO Rate above 1.25%, annual interest payments would increase by approximately $6.0 million.

Verint had utilized a pay-fixed/receive-variable interest rate swap agreement to partially mitigate the variable interest rate risk associated with its prior facility. Verint terminated that agreement in July 2010. Verint may consider utilizing interest rate swap agreements, or other agreements intended to mitigate variable interest rate risk, in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three months ended April 30, 2011. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2011, as we cannot conclude that the material weaknesses described in our 2010 Form 10-K have been remediated as of the date of this Quarterly Report.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the three months ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to implement remedial actions as outlined in Item 9A of our 2010 Form 10-K. During the three months ended April 30, 2011, Verint completed the implementation of a revenue recognition software system for a significant portion of one of its business units which further enhances its processes and procedures related to revenue recognition.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

For more information regarding our legal proceedings, see note 20 to the condensed consolidated financial statements included in this Quarterly Report.

ITEM 1A.	RISK FACTORS

There have been no material change to the risk factors previously reported in our 2010 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

CTI has not been eligible to register grants of securities made to employees, executive officers and directors of CTI and Comverse under the Securities Act on a registration statement on Form S-8 as CTI has not filed all periodic reports required under the Exchange Act in a 12- month period. During the three months ended April 30, 2011, CTI granted unregistered deferred stock unit (or DSU) awards to certain CTI directors and executive officers and certain CTI and Comverse employees, as described below, in private placements in reliance on exemptions from the registration requirement of the Securities Act afforded by Section 4(2) thereof and unregistered stock options to nonexecutive employees in reliance on the “no-sale” theory.

Grants of Deferred Stock Awards

Unless otherwise noted:

•

Grants to grantees based in Israel were made under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan. Grants made to all other grantees were made under the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan;

•	Each DSU award represents the right to receive shares of CTI’s common stock at the end of the applicable deferral period;

•

Each DSU award is scheduled to vest as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant; and

•	delivery of shares in settlement of DSU awards will be made on the applicable vesting date, subject to accelerated vesting under certain circumstances.

New Hire Grants

On March 3, 2011, CTI’s Board of Directors approved the grant of two DSU awards covering an aggregate of 100,000 shares of CTI’s common stock to the Senior Vice President, BSS General Manager of Comverse upon the commencement of his employment on March 27, 2011. The DSU award covering 70,000 shares is scheduled to vest as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of March 27, 2011 and as to thirty percent (30%) on each of the second and third anniversaries of such date, subject to accelerated vesting under certain circumstances. The DSU award covering 30,000 shares is scheduled to vest as to one-third (1/3) on each of the first, second and third anniversaries of March 27, 2011, subject to accelerated vesting under certain circumstances.

Executive Officer Grants

On March 3, 2011, CTI granted DSU awards covering an aggregate of 330,000 shares of CTI’s common stock to the Senior Vice President, Head of Customer Facing Group of Comverse, Senior Vice President, Business Transformation of Comverse, Senior Vice President, BSS Chief Products Officer of Comverse, Senior Vice President, VAS General Manager of Comverse, Senior Vice President, Global Services General Manager of Comverse, Senior Vice President and Interim Chief Financial Officer and Senior Vice President, General Counsel and Corporate Secretary of CTI.

On April 29, 2011, CTI granted to its Chairman and Chief Executive Officer a DSU award covering 29,719 shares of CTI’s common stock in accordance with the terms of his employment agreement. The DSU award is scheduled to vest in its entirety on the first anniversary of the date of grant.

Employees

On March 3, 2011, CTI granted DSU awards covering an aggregate of 455,000 shares of CTI’s common stock to twenty employees. Upon the resignation of one of the grantees in April 2011, his DSU award covering 25,000 shares of CTI’s common stock was forfeited.

On April 27, 2011, CTI granted DSU awards covering an aggregate of 70,000 shares of CTI’s common stock to four employees.

Issuer Purchases of Equity Securities

In the three months ended April 30, 2011, CTI purchased an aggregate of 199,444 shares of CTI’s common stock from certain of its members of the Board of Directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by CTI are deposited in CTI’s treasury. CTI does not have a specific repurchase plan or program. The following table provides information regarding CTI’s purchases of its common stock in respect of each month during the three months ended April 30, 2011 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
February 1, 2011 – February 28, 2011	121,509	$7.10	—	—
March 1, 2011 – March 31, 2011	62,665	$7.17	—	—
April 1, 2011 – April 30, 2011	15,270	$7.49	—	—

Total	199,444	$7.15	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Annual Shareholder Meeting

In June 2011, CTI’s Board of Directors resolved to hold an annual meeting of shareholders on November 16, 2011. CTI’s shareholders of record at the close of business on September 19, 2011 will be entitled to notice of the annual meeting and to vote upon matters to be considered at the meeting.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1	Credit Agreement dated as of April 29, 2011 among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems Inc. on May 2, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.
**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMVERSE TECHNOLOGY, INC.

Dated: June 22, 2011	/s/ Charles J. Burdick
Charles J. Burdick Chief Executive Officer

Dated: June 22, 2011	/s/ Joel E. Legon
Joel E. Legon Senior Vice President and Interim Chief Financial Officer