Form 10-Q
period 2010-04-30
COMVERSE TECHNOLOGY INC/NY/
filed 2011-07-28
CIK 803014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

There were 205,033,176 shares of the registrant’s common stock outstanding on July 15, 2011.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements.” Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Quarterly Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

•

the risk that the registration of CTI’s common stock will be revoked by a non-appealable order of the Securities and Exchange Commission (or the SEC), pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), if CTI is unable to satisfy the terms of an agreement in principle entered into with the Division of Enforcement of the SEC on July 13, 2011 by filing on a timely basis its Quarterly Report on Form 10-Q for the fiscal quarter ending July 31, 2011. If a final order is issued by the SEC to revoke the registration of CTI’s common stock, brokers, dealers and other market participants would be prohibited from buying, selling, making market in, publishing quotations of, or otherwise effecting transactions with respect to, such common stock and, as a result, public trading of CTI’s common stock would cease and investors would find it difficult to acquire or dispose of CTI’s common stock or obtain accurate price quotations for CTI’s common stock, which could result in a significant decline in the value of CTI’s common stock and our business may be adversely impacted, including, without limitation, an adverse impact on CTI’s ability to issue stock to raise equity capital, engage in business combinations or provide employee equity incentives;

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

i

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

•

the difficulty in predicting operating results as a result of lengthy and variable sales cycles, focus on large customers and installations, short delivery windows required by customers, and the high percentage of orders typically generated late in the fiscal quarter;

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

•

the risk that increased competition could force our subsidiaries to lower their prices or take other actions to differentiate their products and changes in the competitive environment in the telecommunications industry worldwide could seriously affect Comverse’s business;

•

the risk that increased costs or reduced demand for Comverse’s products resulting from compliance with evolving telecommunications regulations and the implementation of new standards may adversely affect our business and financial condition;

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

•

risks associated with significant indemnification obligations and various other obligations to which Comverse is, and will continue to be, subject as part of its compliance with DoT prescribed standards;

•	the risk that the failure or delay in achieving interoperability of Comverse’s products with its customers’ systems could impair its ability to sell its products;

•	the competitive bidding process used to generate sales requires our subsidiaries to expend significant resources with no guarantee of recoupment;

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

•

the issuance of additional equity securities diluting CTI’s outstanding common stock, including the potential issuance of shares of CTI’s common stock in November 2011 pursuant to the settlement agreement of a consolidated shareholder class action;

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

EXPLANATORY NOTE

This Quarterly Report for the three months ended April 30, 2010 is being filed by CTI after its due date as a result of the delay in filing CTI’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (referred to as the 2009 Form 10-K), which was filed on January 25, 2011 and as a result of material weaknesses in our internal control over financial reporting. The filing of the 2009 Form 10-K, in turn, had been delayed due to the delay in filing CTI’s comprehensive Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 (referred to as the Comprehensive Form 10-K), which was filed on October 4, 2010 and, to a lesser extent, as a result of material weaknesses in our internal control over financial reporting.

The delay in filing CTI’s Comprehensive Form 10-K was primarily the result of (i) adjustments to our historical financial statements required to reflect the results of the completed investigations by a Special Committee (referred to as the Special Committee) of CTI’s Board of Directors (referred to as the Board) of historic improper stock option grant practices and other financial and accounting matters and (ii) the evaluation of application of accounting principles generally accepted in the United States of America (or U.S. GAAP) in connection with the recognition of revenue, including the assessment of vendor specific objective evidence (or VSOE) of fair value, and (iii) other items relating to the completion of our consolidated financial statements.

CTI filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (referred to as the 2010 Form 10-K), which includes the fiscal quarter covered by this Quarterly Report, on May 31, 2011. CTI had determined that it could best provide current and accurate information to investors by focusing its efforts on preparing and filing the 2010 Form 10-K and then preparing and filing certain Quarterly Reports on Form 10-Q for prior fiscal periods. In addition, CTI filed its Quarterly Report on Form 10-Q for the three months ended April 30, 2011 (referred to as the 2011 Form 10-Q) on June 22, 2011. This Quarterly Report and the Quarterly Reports on Form 10-Q for the fiscal quarters ended July 31, 2010 and October 31, 2010 are being filed as required under the agreement in principle entered into by CTI and the SEC’s Division of Enforcement on July 13, 2011. Because information for periods subsequent to the three months ended April 30, 2010 is already available in our 2010 Form 10-K and the 2011 Form 10-Q, we have included information for periods ended subsequent to April 30, 2010 in certain sections of this Quarterly Report and, in some instances, have made reference to such periodic reports. We urge investors to read the 2010 Form 10-K and the 2011 Form 10-Q, which include financial information for subsequent fiscal periods and reflect events subsequent to April 30, 2010.

CTI expects to file its future periodic reports with the SEC on a timely basis.

Sale of Ulticom, Inc.

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (or Platinum Equity) on December 3, 2010 (referred to as the Ulticom Sale). Ulticom was a reportable segment prior to its sale. The results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in our condensed consolidated statements of operations for all fiscal periods presented, and the assets and liabilities of Ulticom are reflected in discontinued operations in our condensed consolidated balance sheets as of April 30, 2010 and January 31, 2010. See note 15 to the condensed consolidated financial statements included in this Quarterly Report.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	April 30, 2010	January 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$439,048	$561,682
Restricted cash and bank time deposits	70,488	69,984
Auction rate securities	28,923	35,846
Accounts receivable, net of allowance of $17,234 and $16,877 respectively	332,646	310,221
Inventories, net	88,576	81,004
Deferred cost of revenue	58,699	59,412
Deferred income taxes	51,020	49,554
Prepaid expenses and other current assets	111,065	132,768
Receivables from affiliates	—	269
Current assets of discontinued operations	95,937	97,101

Total current assets	1,276,402	1,397,841
Property and equipment, net	97,002	99,541
Goodwill	958,038	953,397
Intangible assets, net	224,679	231,751
Deferred cost of revenue	177,222	194,300
Deferred income taxes	14,554	16,497
Auction rate securities	69,606	78,804
Other assets	129,400	119,420
Noncurrent assets of discontinued operations	9,145	9,660

Total assets	$2,956,048	$3,101,211

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$410,547	$450,680
Deferred revenue	641,982	632,674
Deferred income taxes	12,646	11,770
Bank loans	22,098	22,678
Litigation settlement	91,100	61,100
Income taxes payable	19,828	10,061
Other current liabilities	65,043	48,624
Current liabilities of discontinued operations	9,231	9,542

Total current liabilities	1,272,475	1,247,129
Convertible debt obligations	2,195	2,195
Bank loans	598,234	598,234
Deferred revenue	329,511	355,226
Deferred income taxes	29,791	32,156
Other long-term liabilities	303,111	351,192
Noncurrent liabilities of discontinued operations	5,289	5,357

Total liabilities	2,540,606	2,591,489

Commitments and contingencies

Equity:
Comverse Technology, Inc. shareholders’ equity:
Common stock, $0.10 par value - authorized, 600,000,000 shares; issued, 204,444,206 and 204,228,369 shares, respectively; outstanding, 204,252,024 and 204,073,385 shares, respectively	20,444	20,422
Treasury stock, at cost, 192,182 and 154,984 shares, respectively	(1,915)	(1,578)
Additional paid-in capital	1,967,060	1,959,701
Accumulated deficit	(1,657,191)	(1,575,316)
Accumulated other comprehensive income	9,573	19,257

Total Comverse Technology, Inc. shareholders’ equity	337,971	422,486
Noncontrolling interest	77,471	87,236

Total equity	415,442	509,722

Total liabilities and equity	$2,956,048	$3,101,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended April 30,
	2010	2009
Revenue:
Product revenue	$163,955	$176,400
Service revenue	192,933	211,848

Total revenue	356,888	388,248

Costs and expenses:
Product costs	66,380	69,164
Service costs	110,224	112,370
Selling, general and administrative	191,123	155,081
Research and development, net	66,897	66,092
Other operating expenses:
Restructuring charges	5,956	11,780

Total costs and expenses	440,580	414,487

Loss from operations	(83,692)	(26,239)

Interest income	994	2,555
Interest expense	(6,168)	(6,890)
Other income (expense), net	1,677	(6,203)

Loss before income tax provision	(87,189)	(36,777)

Income tax benefit (provision)	378	(11,634)

Net loss from continuing operations	(86,811)	(48,411)

(Loss) income from discontinued operations, net of tax	(1,640)	16,123

Net loss	(88,451)	(32,288)

Less: Net loss (income) attributable to noncontrolling interest	6,576	(9,211)

Net loss attributable to Comverse Technology, Inc.	$(81,875)	$(41,499)

Weighted average common shares outstanding:
Basic and diluted	204,882,544	204,304,791

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic (loss) earnings per share
Continuing operations	$(0.39)	$(0.28)
Discontinued operations	(0.01)	0.08

Basic loss per share	$(0.40)	$(0.20)

Diluted (loss) earnings per share
Continuing operations	$(0.39)	$(0.30)
Discontinued operations	(0.01)	0.08

Diluted loss per share	$(0.40)	$(0.22)

Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(80,651)	$(57,915)
(Loss) income from discontinued operations, net of tax	(1,224)	16,416

Net loss attributable to Comverse Technology, Inc.	$(81,875)	$(41,499)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended April 30,
	2010	2009
Cash flows from operating activities:
Net cash used in operating activities - continuing operations	$(95,654)	$(28,439)
Net cash used in operating activities - discontinued operations	(3,102)	(933)

Net cash used in operating activities	(98,756)	(29,372)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	20,248	148,836
Acquisition of businesses, net of cash acquired	(15,292)	(7)
Purchase of property and equipment	(5,687)	(5,345)
Capitalization of software development costs	(462)	(509)
Net change in restricted cash and bank time deposits	(11,434)	(9,490)
Settlement of derivative financial instruments not designated as hedges	(5,960)	(3,854)
Other, net	(6)	(155)

Net cash (used in) provided by investing activities - continuing operations	(18,593)	129,476
Net cash provided by investing activities - discontinued operations	9,797	33,275

Net cash (used in) provided by investing activities	(8,796)	162,751

Cash flows from financing activities:
Debt issuance costs	(897)	—
Repayment of bank loans and long-term debt	(580)	(1,562)
Repurchase of common stock	(337)	(49)
Net payments from repurchase of common stock by subsidiaries	(3,312)	—
Dividends paid to noncontrolling interest	—	(2,142)

Net cash used in financing activities - continuing operations	(5,126)	(3,753)
Net cash provided by (used in) financing activities - discontinued operations	74	(64,319)

Net cash used in financing activities	(5,052)	(68,072)

Effects of exchange rates on cash and cash equivalents	(2,970)	589

Net (decrease) increase in cash and cash equivalents	(115,574)	65,896
Cash and cash equivalents, beginning of period including cash of discontinued operations	574,872	1,078,927

Cash and cash equivalents, end of period including cash of discontinued operations	$459,298	$1,144,823
Less: Cash and cash equivalents of discontinued operations at end of period	(20,250)	(39,914)

Cash and cash equivalents, end of period	$439,048	$1,104,909

Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,465	$1,314

Inventory transfers to property and equipment	$20	$1,576

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

Comverse

Comverse is a leading provider of software-based products, systems and related services that (i) provide converged, prepaid and postpaid billing and active customer management for wireless, wireline and cable network operators (“Business Support Systems” or “BSS”) delivering a value proposition designed to ensure timely and efficient service monetization and enable real-time offers to be made to end users based on all relevant customer profile information; (ii) enable wireless and wireline (including cable) network-based Value-Added Services (“VAS”), comprised of two categories – Voice and Messaging – that include voicemail, visual voicemail, call completion, short messaging service (“SMS”) text messaging (“texting”), multimedia picture and video messaging and Internet Protocol (“IP”) communications; and (iii) provide wireless users with optimized access to mobile Internet websites, content and applications, and generate data usage and revenue for wireless operators. Comverse’s products and services are designed to generate carrier voice and data network traffic, revenue and customer loyalty, monetize network operators’ services and improve operational efficiency for more than 450 wireless and wireline network communication service provider customers in more than 125 countries, including the majority of the world’s 100 largest wireless network operators. Comverse comprises the Company’s Comverse segment.

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

Ulticom

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (“Platinum Equity”) on December 3, 2010 (the “Ulticom Sale”). Ulticom was a reportable segment of the Company prior to its sale. The results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statements of operations for all fiscal periods presented, and the assets and liabilities of Ulticom are reflected in discontinued operations in the Company’s condensed consolidated balance sheets as of April 30, 2010 and January 31, 2010 (see Note 15, Discontinued Operations).

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (the “2009 Form 10-K”). The condensed consolidated statements of operations and cash flows for the periods ended April 30, 2010 and 2009, and the condensed consolidated balance sheet as of April 30, 2010 are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. The condensed consolidated balance sheet as of January 31, 2010 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (the “2010 Form 10-K”). Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2009 Form 10-K and the 2010 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results. The results for the fiscal year ended January 31, 2011 are presented in the 2010 Form 10-K. Where appropriate, we have provided information for events which have occurred subsequent to April 30, 2010 to enable the reader to better understand these condensed consolidated financial statements in the context of more current events. See Note 21, Subsequent Events, for a description of certain such events.

Principles of Consolidation

The accompanying condensed consolidated financial statements include CTI and its wholly-owned subsidiaries and its controlled and majority-owned subsidiaries, which include Verint Systems (in which CTI owned 56.7% of the common stock and held 66.0% of the voting power as of April 30, 2010), and Starhome B.V. (64.1% owned as of April 30, 2010). Ulticom, Inc. was a majority-owned subsidiary prior to its sale on December 3, 2010 (66.4% owned as of April 30, 2010). On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering. CTI continues to retain a majority interest in Verint Systems following the offering. For controlled subsidiaries that are not wholly-owned, the noncontrolling interest is included as a separate component of “Net loss” in the condensed consolidated statements of operations and “Total equity” in the condensed consolidated balance sheets. Verint Systems holds a 50% equity interest in a consolidated variable interest entity in which it is the primary beneficiary.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

•	The identification and measurement of uncertain tax positions.

The Company’s actual results may differ from its estimates. The Company has accounted for certain items for which it obtained additional information subsequent to the balance sheet date that relates to conditions that existed at the balance sheet date and affect the estimates inherent in the process of preparing consolidated financial statements. Such subsequent information that became available prior to the issuance of these condensed consolidated financial statements has been assessed by management in its evaluation of the conditions on which the estimates were based. Therefore, the condensed consolidated financial statements were adjusted for any significant changes in estimates resulting from the use of such subsequent additional information, where applicable.

Working Capital Position and Management’s Plans

The Company incurred substantial losses and experienced declines in cash flows and working capital during the three fiscal years ended January 31, 2011 and the three months ended April 30, 2011, and had a significant accumulated deficit as of April 30, 2011.

The Company forecasts that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months from the filing date of this Quarterly Report. To further enhance the cash position of CTI and Comverse, the Company continues to evaluate capital raising alternatives. The Company’s forecast is based upon a number of assumptions, which the Company believes are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties attendant to the Company and its business materialize, the Company’s business and operations could be materially adversely affected and, in such event, the Company may need to seek new borrowings, asset sales or the issuance of equity or debt securities. Management believes that sources of liquidity could be identified.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented During The Three Months Ended April 30, 2010

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance which modifies the approach for determining the primary beneficiary of a variable interest entity (“VIE”). Under the modified approach, an enterprise is required to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The modified approach for determining the primary beneficiary of a VIE was effective for the Company commencing February 1, 2010, and the application of this guidance did not have a material impact on the condensed consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a gross presentation of activity within the Level 3 (significant unobservable inputs) roll forward, presenting information on purchases, sales, issuance, and settlements separately. The guidance was effective for the Company for interim and annual periods that commenced February 1, 2010, except for the gross presentation of the Level 3 roll forward, which became effective for the Company for interim and annual periods that commenced February 1, 2011. Adoption of this guidance resulted in additional disclosures for the gross presentation of the Level 3 roll forward.

Standards Implemented For Fiscal Periods Ended Subsequent to April 30, 2010

Revenue Recognition

The Company reports its revenue in two categories: (i) product revenue, including hardware and software products; and (ii) service revenue, including revenue from professional services, training services and post-contract customer support (“PCS”). Professional services primarily include installation, customization and consulting services.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. In September 2009, the FASB issued revenue recognition guidance applicable to multiple element arrangements, which:

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Goodwill Impairment

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

In June 2011, the FASB issued accounting guidance, which revises the manner in which entities present other comprehensive income in their financial statements. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. Under the new guidance, entities are required to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The guidance is effective for the Company for interim and annual periods commencing February 1, 2012. The Company believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

3. INVESTMENTS

The following is a summary of available-for-sale securities as of April 30, 2010 and January 31, 2010:

	April 30, 2010
		Included in Accumulated Other Comprehensive Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
Auction rate securities - Student loans	$32,550	$9,711	$—	$(13,338)	$28,923

Total short-term investments	$32,550	$9,711	$—	$(13,338)	$28,923

Long-term:
Auction rate securities - Corporate issuers	$68,900	$4,878	$—	$(63,783)	$9,995
Auction rate securities - Student loans	72,650	11,497	—	(24,536)	59,611

Total long-term investments	$141,550	$16,375	$—	$(88,319)	$69,606

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	January 31, 2010
		Included in Accumulated Other Comprehensive Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
Auction rate securities - Student loans	$42,550	$11,136	$—	$(17,840)	$35,846

Total short-term investments	$42,550	$11,136	$—	$(17,840)	$35,846

Long-term:
Auction rate securities - Corporate issuers	$91,200	$6,973	$—	$(79,509)	$18,664
Auction rate securities - Student loans	72,800	11,946	—	(24,606)	60,140

Total long-term investments	$164,000	$18,919	$—	$(104,115)	$78,804

The auction rate securities (“ARS”) have stated maturities in excess of 5 years.

Investments with original maturities of three months or less, when purchased, are included in “Cash and cash equivalents,” in “Restricted cash and bank time deposits” or in long-term restricted cash (long-term restricted cash is classified within “Other assets”) in the condensed consolidated balance sheets. Such investments are not reflected in the tables above as of April 30, 2010 or January 31, 2010 and include commercial paper, money market funds and U.S. government agency securities totaling $218.3 million and $236.6 million as of April 30, 2010 and January 31, 2010, respectively.

As of April 30, 2010 and January 31, 2010, all the ARS (all of which were held by CTI as of such dates) were restricted pursuant to the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009, as amended on June 19, 2010. All cash proceeds from sales and redemptions of ARS (other than ARS that were held in an account with UBS) (including interest thereon) received after the original date of the settlement agreement, were also restricted (see Note 20, Commitments and Contingencies).

For ARS that the Company determined it could not assert its intent to hold such ARS until their fair value recovered to amortized cost, the Company recorded other-than-temporary impairment charges of $46 thousand and $2.9 million during the three months ended April 30, 2010 and 2009, respectively, as a component of “Other income (expense), net” in the condensed consolidated statements of operations.

There were no investments in unrealized loss positions as of April 30, 2010 and January 31, 2010.

The Company sold investments for proceeds of $20.2 million and $148.8 million in the three months ended April 30, 2010 and 2009, respectively.

The gross realized gains and losses on the Company’s investments for the three months ended April 30, 2010 and 2009 are as follows:

(In thousands)	Gross Realized Gains	Gross Realized Losses

April 30, 2010	$8,104	$—

April 30, 2009	$28	$—

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The components of other comprehensive income related to available-for-sale securities are as follows:

	Three Months Ended April 30,
	2010	2009
	(In thousands)
Accumulated OCI related to available-for-sale securities, beginning of the period	$25,663	$10,302
Unrealized gains on available-for-sale securities	1,438	4,921
Reclassification adjustment for gains included in net loss	(5,320)	(124)

Unrealized (losses) gains on available-for-sale securities, before tax	(3,882)	4,797
Other comprehensive (loss) income attributable to noncontrolling interest	(21)	39
Deferred income tax benefit (provision)	627	(1,208)

Unrealized (losses) gains on available-for-sale securities, net of reclassification adjustment and tax	(3,276)	3,628

Accumulated OCI related to available-for-sale securities, end of the period	$22,387	$13,930

4. INVENTORIES, NET

Inventories as of April 30, 2010 and January 31, 2010, respectively, consist of:

	April 30, 2010	January 31, 2010
	(In thousands)
Raw materials	$56,474	$51,578
Work in process	52,692	47,779
Finished goods	9,594	8,448

Total inventories	118,760	107,805
Less: reserves for excess and obsolete inventories	(30,184)	(26,801)

Inventories, net	$88,576	$81,004

5. BUSINESS COMBINATIONS

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

Verint recorded the acquisition-date estimated fair value of the contingent consideration of $3.2 million as a component of the purchase price of Iontas. The acquisition-date fair value of the contingent consideration was measured based on the probability-adjusted present value of the contingent consideration expected to be earned and transferred. The fair value of the contingent consideration was remeasured as of April 30, 2010 at $3.3 million, and the change in the fair value of the contingent consideration between the acquisition date and April 30, 2010 was recorded within “Selling, general and administrative expenses” in the Company’s condensed consolidated statements of operations. The fair value of the contingent consideration was then remeasured as of January 31, 2011 at $3.5 million. During the three months ended April 30, 2011, $2.0 million of the previously recorded contingent

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

consideration was paid to the former shareholders of Iontas. The estimated fair value of the remaining contingent consideration was $1.6 million as of April 30, 2011. The $0.1 million change in the fair value of this contingent consideration for the three months ended April 30, 2011 was recorded within “Selling, general and administrative expenses” for that fiscal period.

The purchase price to acquire Iontas also included $1.5 million of prepayments for product licenses and support services procured from Iontas prior to the acquisition date, partially offset by $0.7 million of trade accounts payable to Iontas as of the acquisition date.

The following table sets forth the components and the final allocation of the purchase price of Iontas.

	Amount	Estimated Useful Lives
	(In thousands)
Components of Purchase Price:
Cash	$17,738
Fair value of contingent consideration	3,224
Prepaid product licenses and support services	1,493
Trade accounts payable	(712)

Total purchase price	$21,743

Allocation of Purchase Price:
Net tangible assets:
Cash and cash equivalents	$2,569
Other current assets	286
Other assets	89
Current liabilities	(211)
Deferred income taxes - current and long term	(993)

Net tangible assets	1,740

Identifiable intangible assets:
Developed technology	6,949	6 years
Non-competition agreements	278	3 years

Total identifiable intangible assets (1)	7,227

Goodwill (2)	12,776

Total purchase price	$21,743

(1)	The weighted-average amortization period of all finite-lived identifiable intangible assets is 5.9 years.
(2)	The goodwill presented is based on the final purchase price allocation as of January 31, 2011, consistent with the presentation in the 2010 Form 10-K.

Among the factors that contributed to the recognition of goodwill in this transaction were the expansion of Verint’s desktop analytical capabilities and suite of products and services, and the addition of an assembled workforce.

Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million, including $0.5 million incurred during the three months ended April 30, 2010, and were expensed as incurred.

Revenue from Iontas for the three months ended April 30, 2010 was not material.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

6. GOODWILL

The changes in the carrying amount of goodwill in the Comverse, Verint and All Other segments for the three months ended April 30, 2010 are as follows:

	Comverse	Verint	All Other (1)	Total
	(In thousands)
For the Three Months Ended April 30, 2010
Goodwill, gross at January 31, 2010	$312,142	$790,151	$7,559	$1,109,852
Accumulated impairment losses at January 31, 2010	(156,455)	—	—	(156,455)

Goodwill, net, at January 31, 2010	155,687	790,151	7,559	953,397
Acquisition of Iontas Limited	—	12,899	—	12,899
Effect of changes in foreign currencies and other	(482)	(7,776)	—	(8,258)

Goodwill, net, at April 30, 2010	$155,205	$795,274	$7,559	$958,038

Balance at April 30, 2010
Goodwill, gross at April 30, 2010	$311,660	$795,274	$7,559	$1,114,493
Accumulated impairment losses at April 30, 2010	(156,455)	—	—	(156,455)

Goodwill, net, at April 30, 2010	$155,205	$795,274	$7,559	$958,038

(1)	The amount of goodwill in the “All Other” segment is attributable to Starhome.

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. For the three months ended April 30, 2010, the Company did not identify circumstances that required goodwill to be tested for impairment. However, subsequent to April 30, 2010, the Company identified circumstances that required goodwill to be tested for impairment prior to the November 1, 2010 annual impairment testing date due to the Comverse reporting unit experiencing continued operating losses and cash outflows. As a result, the Company performed an interim impairment test of goodwill for its Comverse reporting unit as of July 31, 2010 and determined, similar to the result of the impairment tests performed as of November 1, 2010 and February 1, 2011, that the fair value of the Comverse reporting unit exceeded its carrying value and goodwill was not impaired as of that date.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

7. INTANGIBLE ASSETS, NET

Acquired intangible assets as of April 30, 2010 and January 31, 2010 are as follows:

	Useful Life	April 30, 2010	January 31, 2010
		(In thousands)
Gross carrying amount:
Acquired technology	5 to 7 years	$158,867	$152,629
Customer relationships	3 to 10 years	231,738	233,975
Trade names	1 to 10 years	12,853	12,951
Non-competition agreements	1 to 10 years	3,694	3,429
Distribution network	10 years	2,440	2,440

		409,592	405,424
Accumulated amortization:
Acquired technology		92,772	87,124
Customer relationships		77,680	72,658
Trade names		11,211	10,824
Non-competition agreements		2,325	2,203
Distribution network		925	864

		184,913	173,673

Total		$224,679	$231,751

Amortization of intangible assets was $12.2 million and $13.5 million for the three months ended April 30, 2010 and 2009, respectively. There was no impairment of finite-lived intangible assets for the three months ended April 30, 2010 and 2009.

8. RESTRUCTURING

The Company reviews its business, manages costs and aligns resources with market demand and in conjunction with various acquisitions. As a result, the Company has taken several actions to reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions. In addition to existing restructuring initiatives, Comverse’s management had approved one restructuring initiative during the three months ended April 30, 2010.

First Quarter 2010 Restructuring Initiatives

During the three months ended April 30, 2010, Comverse’s management approved a restructuring plan to eliminate staff positions and close certain facilities in order to more appropriately streamline Comverse’s activities. The aggregate cost of the plan was $7.0 million, of which severance-related and facilities-related costs of $5.5 million and $0.3 million, respectively, were recorded during the three months ended April 30, 2010 with the remaining $1.2 million of charges recorded during the remainder of the fiscal year ended January 31, 2011. Severance-related and facilities-related costs of $4.3 million and $0.2 million, respectively, were paid during the three months ended April 30, 2010. Severance-related and facilities-related costs of $1.7 million and $0.7 million, respectively, were paid during the remainder of the fiscal year ended January 31, 2011, with the remaining costs of $0.1 million expected to be substantially paid by January 31, 2012.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The rollforward of the workforce reduction and restructuring activities under various plans is presented below:

	Comverse First Quarter 2010 Initiative		Comverse 2009 Initiative		Pre 2009 Initiatives		Verint Initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Three Months Ended April 30, 2010
January 31, 2010	$—	$—	$342	$423	$357	$4,064	$116	$—	$5,302

Charges	5,505	277	(2)	4	7	165	—	—	5,956
Change in assumptions	—	—	—	—	—	—	—	—	—
Paid or utilized	(4,330)	(209)	(296)	(230)	(24)	(1,252)	(116)	—	(6,457)

April 30, 2010	$1,175	$68	$44	$197	$340	$2,977	$—	$—	$4,801

	Comverse 2009 Initiative		Pre 2009 Initiatives		Verint Initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Other (1) initiatives	Total
	(In thousands)
For the Three Months Ended April 30, 2009
January 31, 2009	$—	$—	$1,746	$8,670	$537	$—	$4	$10,957

Charges	10,967	166	33	763	13	—	128	12,070
Change in assumptions	—	—	(47)	(243)	—	—	—	(290)
Paid or utilized	(4,558)	(45)	(1,108)	(1,205)	(281)	—	(132)	(7,329)

April 30, 2009	$6,409	$121	$624	$7,985	$269	$—	$—	$15,408

(1)	Includes costs and payments associated with initiatives implemented at Starhome.

9. DEBT

As of April 30, 2010 and January 31, 2010, debt is comprised of the following:

	April 30, 2010	January 31, 2010
	(In thousands)
Convertible debt obligations	$2,195	$2,195
Term loan	605,332	605,912
Revolving credit facility	15,000	15,000

Total debt	$622,527	$623,107
Less: current portion	22,098	22,678

Total long-term debt	$600,429	$600,429

Convertible Debt Obligations

As of April 30, 2010 and January 31, 2010, CTI had $2.2 million aggregate principal amount of outstanding Convertible Debt Obligations (the “Convertible Debt Obligations”). The Convertible Debt Obligations are not secured by any assets of the Company and are not guaranteed by any of CTI’s subsidiaries.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Verint Credit Facilities

On May 25, 2007, Verint entered into a credit agreement with a group of banks to fund a portion of the acquisition of Witness Systems Inc. (“Witness”). On April 29, 2011, Verint (i) entered into a credit agreement (the “New Credit Agreement”) with a group of lenders (the “Lenders”) and Credit Suisse AG, as administrative agent and collateral agent for the Lenders (in such capacities, the “Agent”), and (ii) terminated the credit agreement, dated May 25, 2007 (the “Prior Facility”).

The discussion below relates to the Prior Facility which was in effect during the three months ended April 30, 2010. Subsequent to April 30, 2010, Verint made a mandatory “excess cash flow” payment, repaid revolving credit facility borrowings, amended the Prior Facility, terminated the interest rate swap, and, as noted above, entered into the New Credit Agreement and terminated the Prior Facility (see Note 21, Subsequent Events).

Prior Facility

The Prior Facility provided for a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving credit facility that were scheduled to mature on May 25, 2014 and May 25, 2013, respectively.

Verint’s $25.0 million revolving credit facility was effectively reduced to $15.0 million during the fiscal quarter ended October 31, 2008, in connection with the bankruptcy of Lehman Brothers and the related subsequent termination of its revolving commitment under the Prior Facility in June 2009. In July 2010, the Prior Facility was amended (see Note 21, Subsequent Events, for disclosure of the amended terms). As part of the amendments, the borrowing capacity under the revolving credit facility was increased to $75.0 million. During the three months ended January 31, 2009, Verint borrowed the full $15.0 million then available under the revolving credit facility, which Verint repaid during the fiscal quarter ended January 31, 2011.

The Prior Facility included a requirement that Verint submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year, beginning with the financial statements for the fiscal year ended January 31, 2010. Should Verint have failed to deliver such audited consolidated financial statements as required, the agreement provided for a thirty-day period to cure such default, or an event of default would occur.

On April 27, 2010, Verint entered into an amendment to the Prior Facility that extended the due date for delivery of audited consolidated financial statements and related documentation for the fiscal year ended January 31, 2010 from May 1, 2010 to June 1, 2010. In consideration for this amendment, Verint paid approximately $0.9 million to its lenders which was included within deferred debt related costs and was subject to amortization as additional interest expense over the remaining term of the Prior Facility using the effective interest method. Legal fees and other out-of-pocket costs directly relating to the amendment, which were expensed as incurred, were not significant. Verint filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 containing the requisite financial statements on May 19, 2010 and, accordingly, delivered its audited consolidated financial statements to the lenders in compliance with the amended terms of the Prior Facility.

The Prior Facility contained one financial covenant that required Verint not to exceed a certain consolidated leverage ratio, as of each fiscal quarter end, with respect to the then applicable trailing twelve months. The consolidated leverage ratio was defined as Verint’s consolidated net total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the agreement. Under the Prior Facility, the consolidated leverage ratio was not permitted to exceed 3.50:1 for the quarterly periods ended April 30, 2010 and January 31, 2010, and Verint was in compliance with such requirements. As amended in July 2010, the consolidated leverage ratio was not permitted to exceed 3.50:1 for periods through October 31, 2011, and was not permitted to exceed 3.00:1 for all quarterly periods thereafter. As of January 31, 2011, October 31, 2010 and July 31, 2010, Verint was in compliance with such requirements.

On May 25, 2007, concurrently with entry into the Prior Facility, Verint entered into a pay-fixed/receive-variable interest rate swap agreement with a multinational financial institution with a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan (see Note 10, Derivatives and Financial Instruments, for further details regarding the interest rate swap agreement). The original term of the interest rate swap agreement extended through May 2011. However, on July 30, 2010, Verint terminated the interest rate swap agreement in exchange for a payment of $21.7 million to the counterparty, made on August 3, 2010, representing the approximate present value of the expected remaining quarterly settlement payments Verint otherwise would have owed under the interest rate swap agreement (see Note 21, Subsequent Events).

Verint incurred interest expense on borrowings under the Prior Facility of $5.4 million and $5.8 million during the three months ended April 30, 2010 and 2009, respectively. Verint also recorded $0.5 million and $0.4 million during the three months ended April 30, 2010 and 2009, respectively, for amortization of its deferred debt issuance costs, which is reported within interest expense.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

As of April 30, 2010 and January 31, 2010, the interest rates on both the term loan and the revolving credit facility were 3.54% and 3.49%, respectively. The interest rate on the revolving credit facility reset to 5.25% as of August 4, 2010.

Comverse Ltd. Lines of Credit

As of April 30, 2010 and January 31, 2010, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $25.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million. In December 2010, this line of credit was further decreased to $10.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $10.0 million. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $20.0 million. As of April 30, 2010 and January 31, 2010, Comverse Ltd. had utilized $6.9 million and $7.7 million, respectively of capacity under the line of credit for guarantees and foreign currency transactions.

As of April 30, 2010 and January 31, 2010, Comverse Ltd. had an additional line of credit with a bank for $20.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to $15.0 million. In December 2010, Comverse Ltd. borrowed and repaid $6.0 million under the line of credit. In January 2011, Comverse Ltd. borrowed $6.0 million under the line of credit, which was repaid during the three months ended April 30, 2011. As of April 30, 2010 and January 31, 2010, Comverse Ltd. had no outstanding borrowings under the line of credit, but had utilized $8.1 million and $9.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as disclosed above, the lines of credit have no financial covenant provisions. These cash balances required to be maintained with the banks were classified within the condensed consolidated balance sheets as “Restricted cash and bank time deposits” as of April 30, 2010 and January 31, 2010.

10. DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company entered into derivative arrangements to manage a variety of risk exposures during the three months ended April 30, 2010 and 2009, including interest rate risk associated with Verint’s Prior Facility and foreign currency risk related to forecasted foreign currency denominated payroll costs at the Company’s Comverse, Verint and Starhome subsidiaries. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.

With the exception of Verint’s interest rate swap, all derivatives outstanding as of April 30, 2010 are short-term in nature and are due to contractually settle within the next twelve months.

Forward Contracts

During the three months ended April 30, 2010 and 2009, Comverse entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekels (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income or loss. Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations.

Verint periodically enters into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates primarily relating to compensation and related expenses denominated in currencies other than USD, primarily the NIS

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

and Canadian dollar. Verint’s joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in USD. Certain of these foreign currency forward contracts were not designated as hedging instruments under the FASB’s guidance and, therefore, gains and losses from changes in their fair values were reported in “Other income (expense), net” in the condensed consolidated statements of operations. Changes in the fair value of effective forward contracts qualifying for cash flow hedge accounting under the FASB’s guidance are recorded as part of other comprehensive income or loss. Such amounts are reclassified to the consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations.

During the three months ended April 30, 2010 and 2009, Starhome entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates mainly relating to payroll costs denominated in the NIS. Certain of these foreign currency forward contracts were not designated as hedging instruments, and therefore, gains and losses from changes in their fair values were reported in “Other income (expense), net” in the condensed consolidated statements of operations.

Interest Rate Swap Agreement

On May 25, 2007, concurrently with entry into its Prior Facility, Verint executed a pay-fixed/receive-variable interest rate swap agreement with a multinational financial institution to mitigate a portion of the risk associated with variable interest rates on the term loan under the Prior Facility, under which Verint paid fixed interest at 5.18% and received variable interest equal to three-month LIBOR on a notional amount of $450.0 million. The original term of the interest rate swap agreement extended through May 2011, and cash settlements with the counterparty occurred on a quarterly basis. The interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and gains and losses from changes in its fair value were therefore reported in “Other income (expense), net” in the condensed consolidated statements of operations. On July 30, 2010, Verint terminated the interest rate swap agreement (see Note 21, Subsequent Events, for disclosures relating to the termination of the interest rate swap agreement).

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The following tables summarize the Company’s derivative positions and their respective fair values as of April 30, 2010 and January 31, 2010:

	April 30, 2010
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets

Derivatives not designated as hedging instruments
Short-term foreign currency forward	$30,888	Prepaid expenses and other current assets	$898

Derivatives designated as hedging instruments
Short-term foreign currency forward	108,636	Prepaid expenses and other current assets	1,794

Total assets			$2,692

Liabilities

Derivatives not designated as hedging instruments
Short-term interest rate swap (1)		Other current liabilities	$21,204
Long-term interest rate swap (1)		Other long-term liabilities	4,636

Total liabilities			$25,840

	January 31, 2010
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
		(In thousands)
Assets

Derivatives not designated as hedging instruments
Short-term foreign currency forward	$11,079	Prepaid expenses and other current assets	$758

Derivatives designated as hedging instruments
Short-term foreign currency forward	93,015	Prepaid expenses and other current assets	864

Total assets			$1,622

Liabilities

Derivatives not designated as hedging instruments
Short-term interest rate swap (1)		Other current liabilities	$20,988
Short-term foreign currency forward	26,500	Other current liabilities	598
Long-term interest rate swap (1)		Other long-term liabilities	8,824

Derivatives designated as hedging instruments
Short-term foreign currency forward	5,187	Other current liabilities	38

Total liabilities			$30,448

(1)	The total notional amount of the interest rate swap was $450.0 million.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The following tables summarize the Company’s classification of gains and losses on derivative instruments for the three months ended April 30, 2010 and 2009.

	Three Months Ended April 30, 2010
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)

Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$351
Interest rate swap	—	—	(1,601)

Derivatives designated as hedging instruments
Foreign currency forward	976	43	—

Total	$976	$43	$(1,250)

	Three Months Ended April 30, 2009
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)

Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$142
Interest rate swap	—	—	(3,685)

Derivatives designated as hedging instruments
Foreign currency forward	(1,982)	(1,316)	—

Total	$(1,982)	$(1,316)	$(3,543)

(1)	Amounts reclassified from accumulated other comprehensive income into the statement of operations are classified as operating expenses.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The components of other comprehensive income related to cash flow hedges are as follows:

	Three Months Ended April 30,
	2010	2009
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the period	$785	$(3,028)
Unrealized gains (losses) on cash flow hedges	1,012	(1,951)
Reclassification adjustment for (gains) losses included in net loss	(43)	1,316

Unrealized gains (losses) on cash flow hedges, before tax	969	(635)
Other comprehensive loss attributable to noncontrolling interest	(36)	(31)
Deferred income tax provision	(34)	—

Unrealized gains (losses) on cash flow hedges, net of tax	899	(666)

Accumulated OCI related to cash flow hedges, end of the period	$1,684	$(3,694)

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2010.

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

Money Market Funds and U.S. Government Agency Debt Securities. The Company values these assets using quoted market prices for such funds.

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

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance as of April 30, 2010 and January 31, 2010:

	April 30, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$58,408	$—	$58,408
Money market funds (1)	139,526	—	—	139,526
U.S. Government agency securities (1)	—	20,341	—	20,341
Auction rate securities	—	—	98,529	98,529
Derivative assets	—	2,692	—	2,692

	$139,526	$81,441	$98,529	$319,496

Financial Liabilities:
Derivative liabilities	$—	$25,840	$—	$25,840
Contingent consideration liability for business combination	—	—	3,264	3,264

	$—	$25,840	$3,264	$29,104

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	January 31, 2010
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$122,219	$—	$122,219
Money market funds (1)	114,387	—	—	114,387
Auction rate securities	—	—	114,650	114,650
Derivative assets	—	1,622	—	1,622

	$114,387	$123,841	$114,650	$352,878

Financial Liabilities:
Derivative liabilities	$—	$30,448	$—	$30,448

	$—	$30,448	$—	$30,448

(1)	As of April 30, 2010, $171.3 million of commercial paper, money market funds and U.S. government agency securities were classified in “Cash and cash equivalents,” $19.2 million of money market funds were classified in “Restricted cash and bank time deposits” and $27.8 million of money market funds were classified in “Other assets” as long-term restricted cash. As of January 31, 2010, $210.5 million of commercial paper and money market funds were classified in “Cash and cash equivalents,” $9.0 million of commercial paper and money market funds were classified in “Restricted cash and bank time deposits” and $17.1 million of money market funds were classified in “Other assets” as long-term restricted cash.

The following table is a summary of changes in the fair value of the level 3 financial assets and liabilities, during the three months ended April 30, 2010 and 2009:

	Level Three Financial Assets and Liabilities
	Three Months Ended April 30,
	2010		2009
	Asset	Liability	Asset	Liability
	(In thousands)
Beginning balance	$114,650	$—	$120,265	$—
Sales and redemptions	(20,210)	—	—	—
Change in realized and unrealized gains included in other income (expense), net	8,104	—	—	—
Change in unrealized (losses) gains included in other comprehensive income	(3,969)	—	5,156	—
Impairment charges	(46)	—	(2,911)	—
Contingent consideration liability recorded for business combination	—	3,224	—	—
Change in fair value recorded in operating expenses	—	40	—	—

Ending balance	$98,529	$3,264	$122,510	$—

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

UBS Put

In November 2008, CTI accepted an offer from UBS AG (“UBS”), providing rights related to $51.6 million in aggregate principal amount of ARS that were held in an account with UBS (the “UBS Put”). Under the terms of the UBS Put, CTI had the right, but not the obligation, to sell its eligible ARS at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. Additionally, UBS had the right, at its discretion and at any time until July 2, 2012, to purchase the ARS from CTI at par value, which is defined as the price equal to the principal amount of the ARS plus accrued but unpaid dividends or interest, if any. UBS purchased from CTI, pursuant to its purchase right, approximately $10.0 million and $9.0 million aggregate principal amount of ARS during the three months ended April 30, 2010 and the fiscal year ended January 31, 2010, respectively. Subsequently, during the period from May 1, 2010 through June 30, 2010, UBS purchased from CTI approximately $22.6 million aggregate principal amount of ARS. Under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. Effective June 30, 2010, CTI exercised the UBS Put for the balance of the ARS that were subject to the UBS Put.

The UBS Put is carried at historical cost and assessed for impairment. The Company evaluated the UBS Put for impairment based on redemptions and changes in fair value of the related ARS subject to the UBS Put. During the three months ended April 30, 2010 and 2009, the Company recorded $3.1 million and $2.0 million of impairment charges related to the UBS Put respectively, which are classified in “Other income (expense), net”. As of April 30, 2010 the UBS Put’s carrying value was $3.6 million and the fair value of the related ARS was $28.9 million before consideration of the UBS Put, with a corresponding principal amount of $32.6 million. As of January 31, 2010 the UBS Put’s carrying value was $6.7 million and the fair value of the related ARS was $35.8 million before consideration of the UBS Put, with a corresponding principal amount of $51.6 million.

The UBS Put fair value was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile which are considered significant unobservable inputs. In determining the market interest yield curve, the Company considered the credit rating of UBS. As such the UBS Put has a fair value based on inputs consistent with an asset included in Level 3 of the fair value hierarchy.

Verint’s Prior Facility

As of April 30, 2010 and January 31, 2010, the carrying amounts reported in the condensed consolidated balance sheets for Verint’s term loan were $605.3 million and $605.9 million, respectively. The estimated fair values of the outstanding term loan as of April 30, 2010 and January 31, 2010 were $583.4 million and $572.6 million, respectively, based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of Verint’s term loan. The fair value of the revolving credit facility was estimated to equal the principal amount outstanding as of April 30, 2010 and January 31, 2010.

12. SEVERANCE

Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The gross accrued severance liability as of April 30, 2010 and January 31, 2010 is $67.3 million and $68.6 million, respectively, and is included in “Other long-term liabilities” in the condensed consolidated balance sheets. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” as severance pay fund in the amounts of $46.6 million and $47.8 million as of April 30, 2010 and January 31, 2010, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

13. STOCK-BASED COMPENSATION

Stock-based compensation expense associated with awards made by CTI and its subsidiaries are included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended April 30,
	2010	2009
	(In thousands)
Stock options:
Product costs	$400	$146
Service costs	1,179	678
Selling, general and administrative	7,222	1,561
Research and development	2,519	843

	11,320	3,228
Restricted/Deferred stock awards:
Product costs	239	107
Service costs	598	260
Selling, general and administrative	7,538	6,229
Research and development	1,062	592

	9,437	7,188

Total	$20,757	$10,416

CTI

CTI’s Restricted Period

As a result of the delinquency in the filing of periodic reports under the Exchange Act since April 2006, CTI has been ineligible to use its registration statements on Form S-8 for the offer and sale of equity securities, including through the exercise of stock options by employees. Consequently, to ensure that it does not violate the federal securities laws, CTI prohibited the exercise of vested stock options from April 2006 until such time as it is determined that CTI has filed all periodic reports required in a 12-month period and has an effective registration statement on Form S-8 on file with the SEC. This period is referred to as the “restricted period.”

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

During the three months ended April 30, 2009, CTI granted DSU awards covering an aggregate of 952,200 shares of CTI’s common stock to certain executive officers and key employees.

As of April 30, 2010, stock options to purchase 12,774,945 shares of CTI’s common stock and Restricted Awards with respect to 2,001,986 shares of CTI’s common stock were outstanding and 5,643,063 shares of CTI’s common stock were available for future grant under CTI’s Stock Incentive Compensation Plans. In addition, as of April 30, 2010, CTI was committed to issue 952,948 shares of its common stock to holders of its vested Restricted Awards who had elected to defer delivery of such underlying shares.

The total fair value of Restricted Awards vested during the three months ended April 30, 2010 and 2009 was $6.3 million and $5.3 million, respectively. As of April 30, 2010, the unrecognized compensation expense related to unvested Restricted Awards was $18.1 million which is expected to be recognized over a weighted-average period of 2.5 years.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Outstanding stock options at April 30, 2010 include unvested stock options to purchase 778,500 shares of CTI’s common stock with a weighted-average grant date fair value of $2.34, an expected term of 4.0 years and a total fair value of $1.8 million. The unrecognized compensation cost related to the remaining unvested stock options to purchase CTI’s common stock was $1.0 million, which is expected to be recognized over a weighted-average period of 2.1 years.

The fair value of stock options to purchase CTI’s common stock vested during the three months ended April 30, 2010 and 2009 was zero and $0.8 million, respectively.

Verint

Stock Options

Verint Systems has not granted stock options subsequent to January 31, 2006. However, in connection with Verint’s acquisition of Witness on May 25, 2007, stock options to purchase Witness common stock were converted into stock options to purchase approximately 3.1 million shares of Verint Systems’ common stock.

Restricted Stock Awards and Restricted Stock Units

Verint Systems periodically awards shares of restricted stock, as well as restricted stock units, to its directors, officers and other employees. These awards contain various vesting conditions, and are subject to certain restrictions and forfeiture provisions prior to vesting.

During the three months ended April 30, 2010 and 2009, Verint Systems granted 1.0 million and 1.3 million combined restricted stock awards and restricted stock units, respectively. An aggregate of 0.1 million of restricted stock awards and restricted stock units were forfeited during the three months ended April 30, 2009, and forfeitures were not significant during the three months ended April 30, 2010. As of April 30, 2010 and 2009, Verint Systems had 4.1 million and 3.1 million of combined restricted stock awards and stock units outstanding, respectively, with weighted-average grant date fair values of $25.30 and $4.90, respectively.

As of April 30, 2010, there was approximately $27.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over weighted-average periods of 0.5 years for restricted stock awards and 0.7 years for restricted stock units.

Phantom Stock Units

Verint Systems liability-classified awards are primarily phantom stock units. Verint Systems has issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded by Verint Systems with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

During the three months ended April 30, 2010 and 2009 Verint Systems granted 0.2 million and 0.3 million phantom stock units, respectively. Forfeitures of awards in each period were not significant. Total cash payments made by Verint Systems upon vesting of phantom stock units were $10.6 million and $2.2 million for the three months ended April 30, 2010 and 2009, respectively. The total accrued liabilities for phantom stock units were $13.9 million and $14.5 million as of April 30, 2010 and January 31, 2010, respectively.

14. EQUITY ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC. AND NONCONTROLLING INTEREST

Noncontrolling interest represents minority shareholders’ interest in Verint Systems and Starhome B.V., the Company’s majority-owned subsidiaries and in Ulticom, Inc., a former CTI majority-owned subsidiary, prior to its sale to a third party on December 3, 2010. The Company recognizes noncontrolling interest as a separate component of “Total equity” in the condensed consolidated balance sheets and recognizes income attributable to the noncontrolling interest as a separate component of “Net loss” in the condensed consolidated statements of operations.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Components of equity attributable to Comverse Technology, Inc.’s and its noncontrolling interest are as follows:

	Three Months Ended April 30, 2010			Three Months Ended April 30, 2009
	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)			(In thousands)
Balance, January 31	$422,486	$87,236	$509,722	$653,258	$109,929	$763,187
Comprehensive loss:
Net loss (income)	(81,875)	(6,576)	(88,451)	(41,499)	9,211	(32,288)
Unrealized (losses) gains on available-for-sale securities, net of reclassification adjustments and tax	(3,276)	21	(3,255)	3,628	(39)	3,589
Unrealized gains (losses) for cash flow hedge positions, net of reclassification adjustments and tax	899	36	935	(666)	31	(635)
Foreign currency translation adjustment	(7,307)	(3,845)	(11,152)	(586)	958	372

Total comprehensive (loss) gain	(91,559)	(10,364)	(101,923)	(39,123)	10,161	(28,962)
Stock-based compensation expense	2,817	—	2,817	3,326	—	3,326
Impact from equity transactions of subsidiaries and other	4,564	599	5,163	(16)	6,534	6,518
Repurchase of common stock	(337)	—	(337)	(49)	—	(49)
Dividends to noncontrolling interest	—	—	—	—	(64,471)	(64,471)

Balance, April 30	$337,971	$77,471	$415,442	$617,396	$62,153	$679,549

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

The results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statements of operations for the three months ended April 30, 2010 and 2009.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The results of Ulticom’s operations included in discontinued operations for the three months ended April 30, 2010 and 2009 were as follows:

	Three Months Ended April 30,
	2010	2009
	(In thousands)
Total revenue	$7,986	$11,118
Loss before income tax benefit	(3,171)	(1,882)
Income tax benefit	1,531	533

Loss from discontinued operations, net of tax	(1,640)	(1,349)
Tax on discontinued operations	—	17,472

Total (loss) income from discontinued operations, net of tax	$(1,640)	$16,123

(Loss) income from discontinued operations, net of tax
Atributable to Comverse Technology, Inc.	(1,224)	16,416
Attributable to noncontrolling interest	(416)	(293)

Total	$(1,640)	$16,123

The Company had previously entered into transactions with Ulticom for the supply of circuit boards and it is expected these transactions will continue. The purchases made by the Company from Ulticom prior to the Ulticom Sale for the three months ended April 30, 2010 and 2009 were $0.4 million in both fiscal periods. These amounts were eliminated in the condensed consolidated financial statements.

The assets and liabilities of Ulticom presented in discontinued operations in the condensed consolidated balance sheets as of April 30, 2010 and January 31, 2010 were as follows:

	April 30, 2010	January 31, 2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,250	$13,190
Short-term investments	55,184	65,087
Accounts receivable, net of allowance of $157 and $138, respectively	9,917	10,361
Inventories, net	1,526	1,018
Deferred income taxes	849	855
Prepaid expenses and other current assets	8,211	6,590

Total current assets	95,937	97,101
Property and equipment, net	1,687	1,872
Other assets	7,458	7,788

Total assets	$105,082	$106,761

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$4,715	$6,597
Deferred revenue	4,516	2,945

Total current liabilities	9,231	9,542
Deferred revenue	3,628	3,682
Other long-term liabilities	1,661	1,675

Total liabilities	$14,520	$14,899

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

16. LOSS PER SHARE ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC.’S SHAREHOLDERS

For purposes of computing basic loss per share attributable to Comverse Technology, Inc.’s shareholders, any unvested shares of restricted stock that have been issued by the Company and which vest solely on the basis of a service condition are excluded from the weighted average number of shares of common stock outstanding because such restricted stock does not allow the holders to receive dividends that participate in undistributed earnings. Incremental potential shares of common stock from stock options, unvested restricted stock and DSUs are included in the computation of diluted loss per share attributable to Comverse Technology, Inc.’s shareholders except when the effect would be antidilutive. The dilutive impact of outstanding stock-based awards on Comverse Technology, Inc.’s reported net loss is recorded as an adjustment to net loss for the purposes of calculating loss per share.

The calculation of loss per share attributable to Comverse Technology, Inc.’s shareholders for the three months ended April 30, 2010 and 2009 was as follows:

	Three Months Ended April 30,
	2010	2009
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations attributable to Comverse Technology, Inc.-basic	$(80,651)	$(57,915)
Adjustment for subsidiary stock options	—	(2,553)

Net loss from continuing operations attributable to Comverse Technology, Inc.-diluted	$(80,651)	$(60,468)

Net loss from discontinued operations, attributable to Comverse Technology, Inc.-basic and diluted	$(1,224)	$16,416

Denominator:
Basic and diluted weighted average common shares outstanding	204,883	204,305

Loss per share
Basic
Loss per share from continuing operations attributable to Comverse Technology, Inc.	$(0.39)	$(0.28)
(Loss) earnings per share from discontinued operations attributable to Comverse Technology, Inc.	(0.01)	0.08

Basic loss per share	$(0.40)	$(0.20)

Diluted
Loss per share from continuing operations attributable to Comverse Technology, Inc.	$(0.39)	$(0.30)
(Loss) earnings per share from discontinued operations attributable to Comverse Technology, Inc.	(0.01)	0.08

Diluted loss per share	$(0.40)	$(0.22)

As a result of the Company’s net loss attributable to Comverse Technology, Inc. during the three months ended April 30, 2010 and 2009, the diluted loss per share attributable to Comverse Technology, Inc.’s shareholders computation excludes 1.0 million and 0.3 million of contingently issuable shares, respectively, because the effect would be antidilutive.

The FASB’s guidance requires contingently convertible instruments be included in diluted earnings per share, if dilutive, regardless of whether a market price trigger has been met. The Convertible Debt Obligations meet the definition of a contingently convertible instrument. The Convertible Debt Obligations were excluded from the computation of diluted earnings per share attributable to Comverse Technology, Inc.’s shareholders because the effect would be antidilutive for the three months ended April 30, 2010 and 2009.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

17. INCOME TAXES

The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented. The significant differences that impact the effective tax rate relate to the difference between the U.S. federal statutory rate and the rates in foreign jurisdictions, incremental valuation allowances, investments in affiliates and tax contingencies.

For the three months ended April 30, 2010, the Company recorded an income tax benefit of $0.4 million, which represents an effective tax rate of 0.4%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. The Company did not record a significant income tax benefit on the quarterly loss, primarily because it maintains a valuation allowance against certain of its U.S. and foreign net deferred tax assets as such deferred tax assets are not more likely than not to be realized. Additionally, the benefit of losses in other jurisdictions was offset by withholding taxes and certain tax contingencies recorded in the three months ended April 30, 2010.

        For the three months ended April 30, 2009, the Company recorded an income tax provision of $11.6 million, which represents an effective tax rate of (31.6%). The effective tax rate was negative due to the fact that the Company reported income tax expense on a consolidated pre-tax loss. The Company did not record an income tax benefit on the quarterly loss, primarily because it maintains a valuation allowance against certain of its U.S. and foreign net deferred tax assets. The tax provision for the quarter is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded during such period.

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

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of April 30, 2010, the total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were approximately $103.9 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of April 30, 2010 could decrease by approximately $3.9 million in the twelve months period following such date as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances, and the recognition of tax benefits. The Company’s income tax returns are subject to ongoing tax examinations in several jurisdictions in which the Company operates. The Company believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits. However, an estimate of such changes cannot reasonably be made.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. The Company recorded $1.9 million and $3.1 million of interest and penalties related to uncertain tax positions in its provision for income taxes for the three months ended April 30, 2010 and 2009, respectively. Accrued interest and penalties were $48.2 million and $46.2 million as of April 30, 2010 and January 31, 2010, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

18. BUSINESS SEGMENT INFORMATION

The Company has three reportable segments: Comverse, Verint and All Other. The All Other segment is comprised of Starhome B.V. and its subsidiaries, miscellaneous operations and CTI’s holding company operations. Ulticom was a reportable segment of the Company prior to its sale to a third party on December 3, 2010. The results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statements of operations for all fiscal periods presented.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The tables below present information about total revenue, total costs and expenses, (loss) income from operations, interest expense, depreciation and amortization, significant non-cash items, and segment performance for the three months ended April 30, 2010 and 2009:

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Three Months Ended April 30, 2010:

Revenue	$175,996	$172,613	$8,279	$—	$356,888
Intercompany revenue	575	—	202	(777)	—

Total revenue	$176,571	$172,613	$8,481	$(777)	$356,888

Total costs and expenses	$230,821	$176,595	$34,375	$(1,211)	$440,580

Loss from operations	$(54,250)	$(3,982)	$(25,894)	$434	$(83,692)

Computation of segment performance:
Segment revenue	$176,571	$172,613	$8,481

Total costs and expenses	$230,821	$176,595	$34,375

Segment expense adjustments:
Stock-based compensation expense	241	17,970	2,546
Amortization of acquisition-related intangibles	4,659	7,572	—
Compliance-related professional fees	20,226	20,200	18,651
Compliance-related compensation and other expenses	(198)	—	—
Litigation settlements and related costs	—	—	95
Acquisition-related charges	—	507	—
Restructuring and integration charges	5,956	—	—
Other	(1,462)	13	89

Segment expense adjustments	29,422	46,262	21,381

Segment expenses	201,399	130,333	12,994

Segment performance	$(24,828)	$42,280	$(4,513)

Interest expense	$(204)	$(5,948)	$(16)	$—	$(6,168)

Depreciation and amortization	$(10,385)	$(11,898)	$(239)	$—	$(22,522)

Significant non-cash items (1)	$251	$43	$—	$—	$294

(1)	Significant non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Three Months Ended April 30, 2009:

Revenue	$204,278	$175,148	$8,822	$—	$388,248
Intercompany revenue	524	—	161	(685)	—

Total revenue	$204,802	$175,148	$8,983	$(685)	$388,248

Total costs and expenses	$256,203	$139,139	$20,283	$(1,138)	$414,487

(Loss) income from operations	$(51,401)	$36,009	$(11,300)	$453	$(26,239)

Computation of segment performance:
Segment revenue	$204,802	$175,148	$8,983

Total costs and expenses	$256,203	$139,139	$20,283

Segment expense adjustments:
Stock-based compensation expense	1,362	6,558	2,496
Amortization of acquisition-related intangibles	5,424	8,029	—
Compliance-related professional fees	16,269	6,562	3,065
Compliance-related compensation and other expenses	2,405	—	—
Litigation settlements and related costs	—	—	1,107
Acquisition-related charges	(89)	—	—
Restructuring and integration charges	11,639	13	128
Other	106	—	689

Segment expense adjustments	37,116	21,162	7,485

Segment expenses	219,087	117,977	12,798

Segment performance	$(14,285)	$57,171	$(3,815)

Interest expense	$(532)	$(6,353)	$(5)	$—	$(6,890)

Depreciation and amortization	$(13,043)	$(13,073)	$(289)	$—	$(26,405)

Significant non-cash items (1)	$1,541	$(135)	$8	$—	$1,414

(1)	Significant non-cash items consist primarily of write-offs and impairments of property and equipment.

19. RELATED PARTY TRANSACTIONS

Ulticom’s 2009 Special Cash Dividend and Stock Option Modification

In April 2009, Ulticom, Inc. paid a special cash dividend of $199.6 million to its shareholders, including CTI. Ulticom, Inc.’s minority shareholders were paid $64.3 million and an additional $0.2 million was payable to holders of deferred stock units awarded under Ulticom, Inc.’s equity incentive plan upon each issuance of common stock subject to such awards. As of April 30, 2010 $0.1 million remained payable to holders of the deferred stock units.

Effective as of April 21, 2009, the exercise prices of outstanding options to purchase 2,982,104 shares of Ulticom Inc.’s common stock were reduced in connection with the payment of the special cash dividend of $4.58 per share. These reductions in the option exercise prices resulted in no change in Ulticom’s share-based payment expense.

Sonus Networks, Inc.

Dr. Nottenburg, a member of CTI’s Board of Directors, served as the President and Chief Executive Officer of Sonus Networks, Inc., a telecommunications company, from June 13, 2008 until October 12, 2010. Sonus Networks, Inc. is a customer of Comverse and Verint. The Company had a well-established and ongoing business relationship with Sonus Networks, Inc. prior to the appointment of

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Dr. Nottenburg to CTI’s Board of Directors. For the three months ended April 30, 2010 and 2009, the revenue derived by Comverse from Sonus Networks, Inc. was $0.1 million for both fiscal periods. Comverse did not have any accounts receivables outstanding as of April 30, 2010. As of January 31, 2010, Comverse had accounts receivable from Sonus Networks, Inc. of $0.3 million. Verint derived no revenue from Sonus Networks, Inc. for the three months ended April 30, 2010 and 2009 and had no accounts receivable therefrom as of April 30, 2010 and January 31, 2010.

Verint Series A Convertible Perpetual Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (the “Securities Purchase Agreement”), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (“preferred stock”), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through April 30, 2010 and January 31, 2010, cumulative, undeclared dividends on the preferred stock were $36.0 million and $32.9 million, respectively. As of April 30, 2010 and January 31, 2010, the liquidation preference of the preferred stock was $329.0 million and $325.9 million, respectively.

Originally, the preferred stock did not confer on CTI voting rights and was not convertible into Verint Systems’ common stock. On October 5, 2010, Verint Systems’ stockholders approved, in a special stockholders meeting, the issuance of the Verint Systems’ common stock underlying the preferred stock and accordingly, on such date, the preferred stock became voting and convertible into Verint Systems’ common stock. Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. If it were convertible as of April 30, 2010 and January 31, 2010, the preferred stock could be converted into approximately 10.1 million and 10.0 million shares of Verint Systems’ common stock, respectively.

20. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company provides certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2010 and January 31, 2010, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $24.6 million as of April 30, 2010, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2012.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

Of the $112.5 million due on or before November 15, 2011, $30.0 million is payable in cash and the balance is payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten day average of the closing prices of CTI’s common stock prior to such election, provided that CTI’s common stock is listed on a national securities exchange on or before the payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million. In addition, under the terms of the settlement agreement, CTI had the right to make the $30.0 million payment made in May 2011 in shares of CTI’s common stock if, prior thereto, CTI had met such conditions to using shares as payment consideration. CTI, however, did not meet such conditions and accordingly, made such $30.0 million payment in cash.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. As of April 30, 2010 and January 31, 2010, CTI had $27.8 million and $17.1 million of restricted cash received from sales or redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply, respectively. As a result of certain redemptions of ARS, through July 20, 2011, CTI had received net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million and, as a result, believes it is required to prepay $20.0 million of the remaining $112.5 million due under the settlement agreement on November 15, 2011 on or before October 18, 2011 (as $30.0 million of such net proceeds were used to fund the May 2011 payment).

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

Under the terms of the settlement agreement prior to its amendment, the scheduled payments of $30.0 million due on or before February 15, 2011 and $82.5 million due on or before August 15, 2011 were payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten day average of the closing prices of CTI’s common stock prior to such election, provided that CTI’s common stock is listed on a national securities exchange on or before the applicable payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million.

As noted above, prior to the amendment of the terms of the settlement agreement of the consolidated shareholder class action, a scheduled payment of $51.5 million was due on or before August 15, 2010 and, accordingly, as of April 30, 2010 and January 31, 2010, was recorded within “Other current liabilities” in the condensed consolidated balance sheets. In addition, under the terms of the settlement agreement prior to its amendment, CTI agreed to (i) exercise the UBS Put on June 30, 2010, (ii) within 48 hours after receipt of payment, pay to the plaintiff class the proceeds received from all sales of ARS held in an account with UBS (including as a result of the exercise of the UBS Put), which payment would reduce the amount of $51.5 million payable on or before August 15, 2010. These provisions restricted CTI’s ability to use proceeds from sales of such ARS for any purpose other than the payment of such amount due under the settlement agreement. In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use the proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. As of April 30, 2010 and January 31, 2010, the Company had $47.0 million and $26.1 million, respectively, of cash proceeds received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the consolidated shareholder class action settlement agreement, of which $19.2 million and $9.0 million received from sales of ARS held with UBS were classified in “Restricted cash and bank time deposits” and $27.8 million and $17.1 million, including interest, were classified within “Other assets” as long-term restricted cash. As of April 30, 2011 and January 31, 2011, the Company had $34.0 million and $33.4 million, respectively, of cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply which were classified in “Restricted cash and bank time deposits.”

In addition, as part of the settlement of the shareholder derivative actions, CTI agreed to pay $9.4 million to cover the legal fees and expenses of the plaintiffs upon the settlements becoming final without any further appeal. The Company expected that these conditions will be satisfied during the fiscal year ended January 31, 2011 and, accordingly, as of April 30, 2010 and January 31, 2010, such payment was recorded within “Other current liabilities” in the condensed consolidated balance sheets. CTI paid such amount in October 2010.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

The Company had accrued liabilities for this matter of $173.6 million as of April 30, 2010 and January 31, 2010, and $146.1 million as of April 30, 2011 and January 31, 2011.

Opt-Out Plaintiffs’ Action

On September 28, 2010, an action was filed in the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436. Plaintiffs allege that they are CTI shareholders who purchased CTI’s publicly traded securities in 2005, 2006 and 2007. The plaintiffs, Maverick Fund, L.D.C. and certain affiliated investment funds, opted not to participate in the settlement of the consolidated shareholder class action described above. The complaint names CTI, its former Chief Executive Officer and certain of its former officers and directors as defendants and alleges, among other things, violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options, other accounting practices at CTI and the timeline for CTI to become current in its periodic reporting obligations. The action seeks compensatory damages in an unspecified amount. The Company filed a motion to dismiss the complaint in December 2010, and a hearing on the motion was conducted on March 4, 2011. On July 12, 2011, the Court dismissed the plaintiffs’ claims related to their purchase of CTI’s securities in 2007 and the claims against Andre Dahan, CTI’s former President and Chief Executive Officer, and Avi Aronovitz, CTI’s former Interim Chief Financial Officer, and otherwise denied CTI’s motion to dismiss. The Company reserved for the potential liabilities as if the plaintiffs had not opted-out and the Company has no information that indicates that any other amount is probable and estimable at this time.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

SEC Civil Actions

Promptly following the discovery of the errors and improprieties related to CTI’s historic stock option grant practices and the creation of the Special Committee, CTI, through the Special Committee and its representatives, met with and informed the staff of the SEC of the underlying facts and the initiation of the Special Committee investigation. In March and April 2008, each of CTI, Verint Systems and Ulticom, Inc. received a “Wells Notice” from the staff of the SEC arising out of the SEC’s respective investigations of their respective historical stock option grant practices and certain unrelated accounting matters. The “Wells Notices” provided notification that the staff of the SEC intended to recommend that the SEC bring civil actions against CTI, Verint Systems and Ulticom, Inc. alleging violations of certain provisions of the federal securities laws.

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

As a result of CTI’s inability to become current in its periodic reporting obligations under the federal securities laws in accordance with the final judgment and court order by February 8, 2010, CTI received an additional “Wells Notice” from the staff of the SEC on February 4, 2010. The “Wells Notice” provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI’s securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a “Wells Notice” have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock because, prior to the filing of the Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 with the SEC on October 4, 2010, CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge issued an initial decision to revoke the registration of CTI’s common stock. The initial decision does not become effective until the SEC issues a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which the final brief was filed on November 1, 2010. On February 17, 2011, the SEC issued an order directing

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

the parties to file additional briefs in the matter and such briefs were filed on March 7, 2011. In May 2011, the SEC granted CTI’s motion for oral argument and such argument was scheduled for July 14, 2011. On July 13, 2011, CTI entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding. The agreement in principle is subject to approval by the SEC. Under the terms of the agreement in principle, the SEC’s Division of Enforcement will recommend that the SEC resolve the Section 12(j) administrative proceeding against CTI if CTI files its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 by 5:30 p.m. EDT on September 9, 2011 and its Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 ending July 31, 2011 on a timely basis. Under the agreement in principle, if CTI fails to file such reports on the schedule set forth above, the SEC will issue a non-appealable order, pursuant to Section 12(j) of the Exchange Act, to revoke the registration of CTI’s securities. As a result of the agreement in principle, on July 13, 2011, a joint motion by CTI and the Division of Enforcement was filed with the SEC to cancel the oral argument scheduled for July 14, 2011 in the proceeding.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

21. SUBSEQUENT EVENTS

Sale of Land

On September 16, 2010, Comverse Ltd. entered into an agreement for the sale of land in Ra’anana, Israel to a third party for approximately $28.5 million. Approximately $27.1 million of such proceeds were received in September 2010. The balance, which was originally held in escrow to cover, to the extent necessary, any applicable taxes and levies, was received in May 2011. The sale was consummated following a bid process during which the Company considered multiple offers. The land sale was pursued as part of the initiatives undertaken by management to improve the Company’s cash position.

Sale of Ulticom

On December 3, 2010, Ulticom, Inc. completed a merger with an affiliate of Platinum Equity Advisors, LLC (see Note 15, Discontinued Operations).

Sale of Shares of Verint Systems’ Common Stock

Effective July 15, 2010, CTI made a demand pursuant to a Registration Rights Agreement with Verint to have up to 2.8 million shares of Verint Systems’ common stock registered in a registration statement on Form S-1. On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate proceeds net of underwriting discounts and commissions of $76.5 million. The offering was completed as part of the initiatives undertaken by management to improve the Company’s cash position. Following completion of the offering, CTI maintained a controlling financial interest in Verint Systems’ common stock and, in accordance with the FASB’s guidance, accounted for the sale of shares of Verint Systems’ common stock as an equity transaction. As a result, the Company increased “Additional paid-in capital” by $52.2 million, increased “Noncontrolling interest” by $4.5 million representing the change in ownership interest of the noncontrolling shareholders and increased “Accumulated other comprehensive income” by $2.6 million.

Verint’s Prior Facility and Interest Rate Swap Agreement

Term Loan Excess Cash Flow and Revolving Credit Facility Payments

In May 2010, Verint made a $22.1 million mandatory “excess cash flow” payment on the term loan, based upon its operating results for the fiscal year ended January 31, 2010, $12.4 million of which were to be applied to the eight immediately following principal payments and $9.7 million of which were to be applied pro rata to the remaining principal payments. In December 2010, Verint repaid $15.0 million previously borrowed under the revolving credit facility of the Prior Facility.

Amendments to Prior Facility

In July 2010, the Prior Facility was amended to, among other things, (i) change the method of calculation of the applicable interest rate margin to be based on Verint’s periodic consolidated leverage ratio, (ii) add a London Interbank Offered Rate (“LIBOR”) floor of 1.50%, (iii) change certain negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (iv) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the Prior Facility from $50.0 million to $200.0 million. Also, in July 2010, Verint amended the Prior Facility to increase the revolving credit facility from $15.0 million to $75.0 million. The commitment fee for unused capacity under the revolving credit facility was increased from 0.50% to 0.75% per annum.

In consideration for the July 2010 amendments, Verint paid $2.6 million to its lenders. These payments were subject to amortization over the remaining contractual term of the Prior Facility. Legal fees and other out-of-pocket costs directly relating to these amendments, which were expensed as incurred, were not significant.

The Prior Facility contained one financial covenant that required Verint not to exceed a certain consolidated leverage ratio, as of each fiscal quarter end, with respect to the then applicable trailing twelve months. The consolidated leverage ratio was defined as Verint’s consolidated net total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the agreement. As amended in July 2010, the consolidated leverage ratio was not permitted to exceed 3.50:1 for periods through October 31, 2011, and was not permitted to exceed 3.00:1 for all quarterly periods thereafter. As of January 31, 2011, October 31, 2010 and July 31, 2010, Verint was in compliance with such requirements.

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

Termination of Interest Rate Swap Agreement

On July 30, 2010, Verint terminated the interest rate swap agreement entered in connection with the Prior Facility in exchange for a payment of $21.7 million to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments that Verint otherwise would have owed under the interest rate swap agreement. Verint paid this obligation on August 3, 2010. Verint recorded a $3.1 million loss on the interest rate swap for the fiscal year ended January 31, 2011.

Verint’s New Credit Facility

On April 29, 2011, Verint (i) entered into a Credit Agreement (the “New Credit Agreement”) with a group of lenders (the “Lenders”) and Credit Suisse AG, as administrative agent and collateral agent for the Lenders (in such capacities, the “Agent”) and (ii) terminated that certain credit agreement dated May 25, 2007 (the “Prior Facility”).

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

Verint incurred debt issuance costs of $14.8 million associated with the New Credit Agreement, which has been deferred and classified within “Other assets.” The deferred costs will be amortized as interest expense over the term of the New Credit Agreement. Deferred costs associated with the Term Loan Facility were $10.2 million, and will be amortized using the effective interest method. Deferred costs associated with the Revolving Credit Facility were $4.6 million and will be amortized on a straight-line basis.

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

As of April 30, 2011, the interest rate on the Term Loan Facility was 4.50%. Including the impact of the 0.50% original issuance Term Loan Facility discount and the deferred debt issuance costs, the effective interest rate on Verint’s Term Loan Facility was approximately 4.90% as of April 30, 2011.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

The New Credit Agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the New Credit Agreement precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The New Credit Agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated EBITDA (each as defined in the New Credit Agreement) leverage ratio until July 31, 2013 no greater than 5.00 to 1.00 and, thereafter, no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions. As of April 30, 2011, Verint was in compliance with such requirements.

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

Verint’s Acquisitions

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

On July 19, 2011, Verint entered into a definitive agreement to acquire, upon closing, Vovici Corporation (“Vovici”), a privately held provider of enterprise feedback management solutions. Verint acquired Vovici to expand its Voice of the Customer Analytics platform. Under the terms of the agreement, Verint will be acquiring Vovici for a total cash consideration of approximately $56.5 million to be paid at closing, subject to certain adjustments, and potential additional cash payments not to exceed $19.9 million over 18 months, contingent upon certain future performance.

Restructuring Initiatives

Third Quarter 2010 Restructuring Initiative

During the three months ended October 31, 2010, the Company commenced the first phase of a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. The first phase of the plan includes termination of certain employees located primarily in Israel, the U.S., Asia Pacific and the United Kingdom. In relation to this first phase, the Company recorded severance-related costs of $11.6 million and facilities-related costs of $0.2 million during the fiscal year ended January 31, 2011. Severance-related and facilities-related costs of $9.1 million and $0.1 million, respectively, were paid during the fiscal year ended January 31, 2011. Severance-related costs of $1.2 million and facility-related costs of $0.1 million

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

were paid during the three months ended April 30, 2011, with the remaining costs of $1.3 million expected to be substantially paid by January 31, 2012.

During the three months ended April 30, 2011, Comverse commenced the implementation of a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency, as described below.

Netcentrex 2010 Initiative

During the three months ended October 31, 2010, Comverse’s management, as part of initiatives to improve focus on its core business and to maintain its ability to face intense competitive pressures in its markets, began pursuing a wind down of the Netcentrex business. In connection with the wind down, Comverse’s management approved a restructuring plan to eliminate staff positions primarily located in France. In relation to this plan, the Company recorded severance-related costs of $10.9 million during the fiscal year ended January 31, 2011 and $6.6 million of severance-related costs were recorded during the three months ended April 30, 2011. Severance-related costs of $8.0 million were paid during the fiscal year ended January 31, 2011 and $3.5 million of such costs were paid during the three months ended April 30, 2011, with the remaining costs of $6.7 million expected to be substantially paid by January 31, 2012. As an alternative to a wind down, management continues to evaluate other strategic options for the Netcentrex business.

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

Appointment of Chief Executive Officer

On February 25, 2011, the Company and Andre Dahan entered into a Separation and Consulting Agreement, pursuant to which, by mutual agreement, Mr. Dahan agreed to (i) resign as the Company’s President and Chief Executive Officer and as a member of the Board of Directors of the Company and each of its subsidiaries effective March 4, 2011 and (ii) serve as a consultant to the Company until June 4, 2011.

Also, on February 25, 2011, the Board of Directors appointed Charles J. Burdick, who then served as the Company’s non-executive Chairman of the Board, as Chairman and Chief Executive Officer, effective March 4, 2011.

As a result of Mr. Burdick’s appointment as Chief Executive Officer, Mr. Burdick was no longer “independent” for purposes of serving on the Board’s Audit Committee and Corporate Governance and Nominating Committee and, consequently, resigned from such committees.

Section 12(j) Administrative Proceeding

On July 13, 2011, CTI entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding against CTI. The agreement in principle is subject to approval by the SEC (see Note 20, Commitments and Contingencies, for additional information regarding recent developments in the Section 12(j) administrative matter).

Future Payments Under the Consolidated Shareholder Class Action Settlement Agreement

As a result of CTI’s receipt of net proceeds from the redemption of certain ARS, a portion of the amount otherwise payable under the settlement agreement for the consolidated shareholder class action on November 15, 2011 will be payable in cash on or before October 18, 2011 (see Note 20, Commitments and Contingencies, for additional information regarding the settlement agreement).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included in Item 15 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (or the 2009 Form 10-K) and the condensed consolidated financial statements and related notes included in this Quarterly Report. In addition, we note that this Quarterly Report has been filed by CTI after its due date, and that on May 31, 2011 and June 22, 2011 CTI filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (or the 2010 Form 10-K) and its Quarterly Report on Form 10-Q for the three months ended April 30, 2011 (or the 2011 Form 10-Q), respectively. Accordingly, we urge investors to review the 2010 Form 10-K, together with the audited consolidated financial statements and related notes included in Item 15 thereof, and the 2011 Form 10-Q and the condensed consolidated financial statements and related notes included therein, as these periodic reports reflect events that occurred subsequent to April 30, 2010. Percentage and amounts within this section may not calculate precisely due to rounding differences.

OVERVIEW

CTI is a holding company that conducts business through its subsidiaries, principally, Comverse, Inc., Verint Systems and Starhome, B.V. CTI’s reportable segments for the three months ended April 30, 2010 were:

•	Comverse. The Comverse segment is comprised of Comverse, Inc. and its subsidiaries. Comverse, Inc. is a wholly-owned subsidiary of CTI;

•

Verint. The Verint segment is comprised of Verint Systems and its subsidiaries. As of July 15, 2011, CTI held 42.0% of the outstanding shares of Verint Systems’ common stock and 100% of the outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, of Verint Systems (or the preferred stock), giving CTI aggregate beneficial ownership of 54.4% of Verint Systems’ common stock. The common stock of Verint Systems is publicly traded and Verint Systems files separate periodic and current reports with the SEC, which are available on its website, www.verint.com, and on the SEC’s website at www.sec.gov; and

•

All Other. The All Other segment is comprised of Starhome B.V. and its subsidiaries, miscellaneous operations and CTI’s holding company operations. As of July 15, 2011, CTI held 66.5% of Starhome B.V., a privately-held company.

Ulticom was a reportable segment prior to its sale on December 3, 2010. The results of operations of Ulticom are reported as discontinued operations for the three months ended April 30, 2010 and 2009. See note 15 to the condensed consolidated financial statements included in this Quarterly Report.

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

•

enable wireless and wireline (including cable) network-based Value-Added Services (or VAS), comprised of two categories—Voice and Messaging—that include voicemail, visual voicemail, call completion, short messaging service (or SMS) text messaging (or texting), multimedia picture and video messaging, and Internet Protocol (or IP) communications; and

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

Segment performance is computed by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other insignificant gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with (a) our efforts to complete current and previously issued financial statements and audits of such financial statements and (b) our efforts to become current in our periodic reporting obligations under the federal securities laws. For additional information on how we apply segment performance to evaluate the operating results of our segments for each of the three months ended April 30, 2010 and 2009, see note 18 to the condensed consolidated financial statements included in this Quarterly Report.

	Three Months Ended April 30,
	2010		2009
	(Dollars in thousands)
Comverse
Segment revenue	$176,571		$204,802
Segment performance	$(24,828)		$(14,285)
Segment performance margin	(14.1%	)	(7.0%	)

Verint
Segment revenue	$172,613		$175,148
Segment performance	$42,280		$57,171
Segment performance margin	24.5%		32.6%

All Other
Segment revenue	$8,481		$8,983
Segment performance	$(4,513)		$(3,815)
Segment performance margin	(53.2%	)	(42.5%	)

For a discussion of the results of our segments see “—Results of Operations.”

Business Trends and Uncertainties

As noted above, prior to the date of this Quarterly Report, we filed the 2010 Form 10-K and the 2011 Form 10-Q, which include disclosures with respect to our current business trends and uncertainties. Such disclosures are set forth in Item 7, “Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Overview—Segment Business Highlights and Trends” of the 2010 Form 10-K and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Comverse Segment Business Trends and Uncertainties” of the 2011 Form 10-Q and are incorporated by reference into this Quarterly Report.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our condensed consolidated results and the results of operations of each of our segments for the fiscal periods presented. The discussion of our condensed consolidated results relates to the consolidated results of CTI and its subsidiaries. The discussion of the results of operations of each of our segments provides a more detailed analysis of the results of each segment presented. Accordingly, the discussion of our condensed consolidated results should be read in conjunction with the discussions of the results of operations of our segments.

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

Condensed Consolidated Results

	Three Months Ended April 30,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands, except per share data)

Total revenue	$356,888	$388,248	$(31,360)	(8.1%)

Loss from operations	(83,692)	(26,239)	(57,453)	219.0%
Interest income	994	2,555	(1,561)	(61.1%)
Interest expense	(6,168)	(6,890)	722	(10.5%)
Other income (expense), net	1,677	(6,203)	7,880	(127.0%)
Income tax benefit (provision)	378	(11,634)	12,012	(103.2%)

Net loss from continuing operations	(86,811)	(48,411)	(38,400)	79.3%
(Loss) income from discontinued operations, net of tax	(1,640)	16,123	(17,763)	(110.2%)

Net Loss	(88,451)	(32,288)	(56,163)	173.9%

Less: Net loss (income) attributable to noncontrolling interest	6,576	(9,211)	15,787	(171.4%)

Net loss attributable to Comverse Technology, Inc.	$(81,875)	$(41,499)	$(40,376)	97.3%

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic (loss) earnings per share
Continuing operations	$(0.39)	$(0.28)	$(0.11)

Discontinued operations	$(0.01)	$0.08	$(0.09)

Diluted (loss) earnings per share
Continuing operations	$(0.39)	$(0.30)	$(0.09)

Discontinued operations	$(0.01)	$0.08	$(0.09)

Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(80,651)	$(57,915)	$(22,736)
(Loss) income from discontinued operations, net of tax	(1,224)	16,416	(17,640)

Net loss attributable to Comverse Technology, Inc.	$(81,875)	$(41,499)	$(40,376)

Total Revenue

Total revenue was $356.9 million for the three months ended April 30, 2010, a decrease of $31.4 million, or 8.1%, compared to the three months ended April 30, 2009. The decrease was primarily attributable to a decrease in revenue at the Comverse segment of $28.3 million compared to the three months ended April 30, 2009. In addition Verint’s revenue for the three months ended April 30, 2010 decreased $2.5 million compared to the three months ended April 30, 2009.

Loss from Operations

Loss from operations was $83.7 million for the three months ended April 30, 2010, an increase of $57.5 million, or 219.0%, compared to the three months ended April 30, 2009. The increase was primarily attributable to:

•	a $31.4 million decrease in total revenue that was partially offset by a related decrease in cost of revenue of $4.9 million, primarily attributable to the Comverse segment, and

•	a $33.2 million increase in total compliance-related professional fees for the three months ended April 30, 2010 compared to the three months ended April 30, 2009.

These increases were partially offset by a $5.8 million decrease in restructuring charges primarily due to higher restructuring charges recorded in the three months ended April 30, 2009 in the Comverse segment relating to an initiative commenced in such period.

Interest Income

Interest income was $1.0 million for the three months ended April 30, 2010, a decrease of $1.6 million, or 61.1%, compared to the three months ended April 30, 2009. The decrease was primarily attributable to a $1.1 million decrease in interest income at the Comverse segment due to lower cash and cash equivalents during the three months ended April 30, 2010 compared to the three months ended April 30, 2009.

Interest Expense

Interest expense was $6.2 million for the three months ended April 30, 2010, a decrease of $0.7 million, or 10.5%, compared to the three months ended April 30, 2009.

Other Income (Expense), Net

Other income, net was $1.7 million for the three months ended April 30, 2010, a change of $7.9 million compared to other expense, net of $6.2 million for the three months ended April 30, 2009. The change was primarily attributable to an $8.1 million increase in net realized gains recognized on investments.

Income Tax Benefit (Provision)

Income tax benefit was $0.4 million for the three months ended April 30, 2010, representing an effective tax rate of 0.4%, as compared to an income tax provision of $11.6 million, representing an effective tax rate of (31.6%) for the three months ended April 30, 2009.

For the three months ended April 30, 2010, the effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. We did not record a significant income tax benefit on the quarterly loss, primarily because we maintain a valuation allowance against certain of our U.S. and foreign net deferred tax assets as such deferred tax assets are not more likely than not to be realized. Additionally, the benefit of losses in other jurisdictions was offset by withholding taxes and certain tax contingencies recorded in the three months ended April 30, 2010.

For the three months ended April 30, 2009, the effective tax rate was negative due to the fact that we reported income tax expense on a consolidated pre-tax loss. We did not record an income tax benefit on the quarterly loss, primarily because we maintain a valuation allowance against certain of our U.S. and foreign net deferred tax assets. The tax provision for the quarter is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded during such period.

The change in our effective tax rate for the three months ended April 30, 2010, compared to the three months ended April 30, 2009 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.

(Loss) Income from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax, was $1.6 million for the three months ended April 30, 2010 as compared to $16.1 million income, net of tax for the three months ended April 30, 2009. The change was primarily attributable to $17.5 million tax benefit allocated from continuing operations to discontinued operations for the three months ended April 30, 2009 with no corresponding allocation for the three months ended April 30, 2010.

Net Loss (Income) Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $6.6 million for the three months ended April 30, 2010, a change of $15.8 million, or 171.4%, compared to net income attributable to noncontrolling interest of $9.2 million for the three months ended April 30, 2009. The change was primarily attributable to a change in Verint’s results from net income for the three months ended April 30, 2009 to net loss for the three months ended April 30, 2010.

Segment Results

Comverse

	Comverse
	Three Months Ended April 30,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands)

Revenue:
Revenue	$175,996	$204,278	$(28,282)	(13.8%)
Intercompany revenue	575	524	51	9.7%

Total revenue	176,571	204,802	(28,231)	(13.8%)

Costs and expenses:
Cost of revenue	117,181	122,507	(5,326)	(4.3%)
Intercompany purchases	396	377	19	5.0%
Selling, general and administrative	68,938	76,490	(7,552)	(9.9%)
Research and development, net	38,350	45,190	(6,840)	(15.1%)
Other operating expenses	5,956	11,639	(5,683)	(48.8%)

Total costs and expenses	230,821	256,203	(25,382)	(9.9%)

Loss from operations	$(54,250)	$(51,401)	$(2,849)	5.5%

Computation of segment performance:
Segment revenue	$176,571	$204,802	$(28,231)	(13.8%)

Total costs and expenses	$230,821	$256,203	$(25,382)	(9.9%)
Segment expense adjustments:
Stock-based compensation expense	241	1,362	(1,121)	(82.3%)
Amortization of acquisition-related intangibles	4,659	5,424	(765)	(14.1%)
Compliance-related professional fees	20,226	16,269	3,957	24.3%
Compliance-related compensation and other expenses	(198)	2,405	(2,603)	(108.2%)
Acquisition-related charges	—	(89)	89	N/M
Restructuring and integration charges	5,956	11,639	(5,683)	(48.8%)
Other	(1,462)	106	(1,568)	N/M

Segment expense adjustments	29,422	37,116	(7,694)	(20.7%)

Segment expenses	201,399	219,087	(17,688)	(8.1%)

Segment performance	$(24,828)	$(14,285)	$(10,543)	73.8%

Revenue

Management analyzes Comverse’s revenue by: (i) revenue generated from its customer solutions, and (ii) maintenance revenue. Revenue generated from customer solutions consists primarily of the licensing of Comverse’s BSS and VAS customer solutions hardware and related professional services and training. Professional services primarily include installation, customization and consulting services. Maintenance revenue consists primarily of post-contract customer support (or PCS), including technical software support services, unspecified software updates or upgrades to customers on a when-and-if-available basis. Maintenance revenue is typically less susceptible to changes in market conditions as it generally represents a stable revenue stream from recurring renewals of contracts with Comverse’s existing customer base.

Revenue from customer solutions was $103.4 million for the three months ended April 30, 2010, a decrease of $20.3 million, or 16.4%, compared to the three months ended April 30, 2009. Revenue from BSS customer solutions was $38.7 million for the three months ended April 30, 2010, a decrease of $21.4 million, or 35.6%, compared to the three months ended April 30, 2009. Revenue from VAS customer solutions was $64.7 million for the three months ended April 30, 2010, an increase of $1.1 million, or 1.7%, compared to the three months ended April 30, 2009.

The decrease in revenue from BSS customer solutions was primarily attributable to (i) increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance, and (ii)

lower volume of BSS projects during the three months ended April 30, 2010 resulting from reduced customer order activity in recent years due to the weakness in market conditions in certain regions.

During the three months ended April 30, 2010, revenue from VAS customer solutions continued to be adversely affected by certain trends (referred to as the VAS market trends) primarily attributable to (i) the continuance of the weakness in the general market conditions in certain regions and the resulting lower levels of spending by telecommunication service providers located in such regions, (ii) the continued proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the continued maturation of the wireless services industry, particularly as it relates to voice-based services such as voicemail, resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, and (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets. The increase in the VAS customer solutions revenue was partially offset by a decrease in revenue of $1.5 million attributable to Comverse’s Netcentrex reporting unit for the three months ended April 30, 2010 compared to the three months ended April 30, 2009. The decline in Netcentrex’ revenue was mainly due to continued weakness in market conditions, increased competition from low-cost service providers and resulting pricing pressures and significant reductions in orders by a key customer.

Maintenance revenue was $72.6 million for the three months ended April 30, 2010, a decrease of $7.9 million, or 9.9%, compared to the three months ended April 30, 2009. This decrease was primarily attributable to pricing pressures on maintenance services and voice-related products.

Revenue by Geographic Region

Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 32%, 46%, and 22% of Comverse’s revenue, respectively, for the three months ended April 30, 2010 compared to approximately 25%, 56%, and 19% of Comverse’s revenue, respectively, for the three months ended April 30, 2009. The presentation of revenue by geographic region is based on the location of customers. During the three months ended April 30, 2010, revenue by geographic region was impacted by market conditions therein. Comverse’s revenue increased in North America and APAC, regions in which general market conditions improved. The increase in revenue in North America was primarily attributable to an increase in levels of spending by telecommunication service providers during the three months ended April 30, 2010 due to the improvement in general market conditions. Europe continued to suffer from significant weakness in market conditions, and accordingly, Comverse’s European customers continued to closely monitor their costs and maintain lower levels of spending. As a result, Comverse’s revenue from its European customers declined during three months ended April 30, 2010 compared to the three months ended April 30, 2009.

Foreign Currency Impact on Revenue

Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse’s revenue for the three months ended April 30, 2010 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the three months ended April 30, 2010 compared to the three months ended April 30, 2009 had a de-minimis favorable impact on revenue.

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

Cost of revenue was $117.2 million for the three months ended April 30, 2010, a decrease of $5.3 million, or 4.3%, compared to the three months ended April 30, 2009. The decrease was primarily attributable to:

•	a $3.5 million decrease in contractor costs due to project completion and increased use of company employees in lieu of the use of contractors as part of cost-saving initiatives;

•	a $1.8 million decrease in other product and service costs due primarily to lower value-added taxes as a result of the change in regulations in certain jurisdictions;

•	a $1.7 million decrease in travel and entertainment expenses as a result of cost-saving initiatives; and

•	a $0.8 million decrease in amortization expenses due primarily to the impairment of intangible assets during the fiscal year ended January 31, 2010.

These decreases were partially offset by a $2.8 million increase in personnel-related costs primarily due to higher costs related to our customization projects partially offset by decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels for the three months ended April 30, 2010. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $2.5 million for the three months ended April 30, 2010.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.

Selling, general and administrative expenses were $68.9 million for the three months ended April 30, 2010, a decrease of $7.6 million, or 9.9%, compared to the three months ended April 30, 2009. The decrease was primarily attributable to:

•

a $6.7 million decrease in agent and employees sales commissions principally due to a decrease in bookings generated from certain projects and in certain geographic locations with respect to which Comverse pays higher commissions to sales agents and, to a lesser extent, a decrease in sales commissions paid to employees primarily due to a shift in product and project mix during the three months ended April 30, 2010 to products and projects with respect to which Comverse pays lower sales commissions compared to the three months ended April 30, 2009;

•	a $1.7 million decrease in bad debt expense due primarily to improved collection process;

•

a $1.5 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and decline in compensation levels during the three months ended April 30, 2010. Fluctuations in foreign exchange rates had an unfavorable impact on personnel-related costs of approximately $1.5 million for the three months ended April 30, 2010; and

•	a $0.9 million decrease in contractor costs due to increased use of company employees in lieu of the use of contractors as part of cost-saving initiatives.

These decreases were partially offset by a $4.0 million increase in compliance-related professional fees.

Research and Development, Net

Research and development expenses primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content used in research and development activities.

Research and development expenses, net were $38.4 million for the three months ended April 30, 2010, a decrease of $6.8 million, or 15.1%, compared to the three months ended April 30, 2009. The decrease was primarily attributable to:

•

a $3.7 million decrease in personnel-related costs principally due to workforce reductions associated with restructuring initiatives and a decline in compensation levels during the three months ended April 30, 2010. Fluctuations in foreign exchange rates had an unfavorable impact on personnel-related costs of approximately $0.9 million for the three months ended April 30, 2010;

•	a $1.3 million decrease in depreciation expense due to a decline in depreciable assets as a result of reduced capital expenditures and write-off of assets no longer in use; and

•	a $1.0 million decrease in allocated overhead costs relating to research and development.

Other Operating Expenses

Other operating expenses were $6.0 million for the three months ended April 30, 2010, a decrease of $5.7 million, or 48.8%, compared to the three months ended April 30, 2009. The decrease was attributable to higher restructuring charges recorded in the three months ended April 30, 2009 due to a restructuring initiative commenced at Comverse during such period to eliminate staff positions and close certain facilities to better align with its customers’ needs and improve delivery and service capabilities. For the three months ended April 30, 2010, restructuring charges of $6.0 million were primarily attributable to the plan implemented by Comverse’s management during the three months ended April 30, 2010 to eliminate staff positions and close certain facilities in order to align operating costs and expenses with anticipated revenue.

Segment Performance

Segment performance was a $24.8 million loss for the three months ended April 30, 2010 based on segment revenue of $176.6 million, representing a segment performance margin of (14.1%) as a percentage of segment revenue. Segment performance was a $14.3 million loss for the three months ended April 30, 2009 based on segment revenue of $204.8 million, representing a segment performance margin of (7.0%) as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decline in segment revenue, which was only partially offset by lower segment expenses, for the three months ended April 30, 2010.

Verint

	Verint
	Three Months Ended April 30,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands)

Revenue:
Revenue	$172,613	$175,148	$(2,535)	(1.4%)
Intercompany revenue	—	—	—	N/M

Total revenue	172,613	175,148	(2,535)	(1.4%)

Costs and expenses:
Cost of revenue	57,807	57,069	738	1.3%
Intercompany purchases	—	—	—	N/M
Selling, general and administrative	92,356	63,156	29,200	46.2%
Research and development, net	26,432	18,901	7,531	39.8%
Other operating expenses	—	13	(13)	N/M

Total costs and expenses	176,595	139,139	37,456	26.9%

(Loss) income from operations	$(3,982)	$36,009	$(39,991)	(111.1%)

Computation of segment performance:
Segment revenue	$172,613	$175,148	$(2,535)	(1.4%)

Total costs and expenses	$176,595	$139,139	$37,456	26.9%
Segment expense adjustments:
Stock-based compensation expense	17,970	6,558	11,412	174.0%
Amortization of acquisition-related intangibles	7,572	8,029	(457)	(5.7%)
Compliance-related professional fees	20,200	6,562	13,638	207.8%
Acquisition-related charges	507	—	507	N/M
Restructuring and integration charges	—	13	(13)	N/M
Other	13	—	13	N/M

Segment expense adjustments	46,262	21,162	25,100	118.6%

Segment expenses	130,333	117,977	12,356	10.5%

Segment performance	$42,280	$57,171	$(14,891)	(26.0%)

Revenue

Verint’s product revenue consists of the sale of hardware and software products. Verint’s service and support revenue consists primarily of revenue from installation, consulting and training services and post-contract customer support.

Product revenue was $92.1 million for the three months ended April 30, 2010, a decrease of $5.0 million, or 5.2%, compared to the three months ended April 30, 2009. The decrease in product revenue was primarily related to Verint’s Video Intelligence solutions principally due to the product delivery of a large order from a major customer in the three months ended April 30, 2009 and a decrease in product revenue related to Verint’s Communications Intelligence solutions as a result of reduced revenue associated with work performed on customized projects. The decreases were partially offset by an increase in product revenue related to Verint’s Workforce Optimization solutions due to increased customer orders believed to be due to the improving economic environment.

Service and support revenue was $80.5 million for the three months ended April 30, 2010, an increase of $2.5 million, or 3.2%, compared to the three months ended April 30, 2009. The increase was primarily attributable to an increase in revenue related to Verint’s Workforce Optimization solutions due to higher support revenue and higher professional services revenue associated with installation, consulting and training.

Revenue by Geographic Region

Revenue in the Americas, EMEA and APAC represented approximately 54%, 26%, and 20% of Verint’s revenue, respectively, for the three months ended April 30, 2010 compared to approximately 54%, 24%, and 22%, respectively, for the three months ended April 30, 2009.

Cost of Revenue

Cost of revenue consists of product costs, service costs and amortization of acquired technology. Verint’s product cost of revenue primarily consist of hardware material costs, royalties due to third parties for software components that are embedded in the software applications, amortization of capitalized software development costs, personnel-related costs associated with Verint’s global operations, contractor and consulting expenses, travel expenses relating to resources dedicated to the delivery of customized projects, facility costs, and other allocated overhead expenses. Verint’s service costs primarily consist of personnel-related costs, contractor costs, travel expenses relating to installation, training, consulting, and maintenance services, stock-based compensation expenses, facility costs and other overhead expenses.

Product cost of revenue was $29.1 million for the three months ended April 30, 2010, a decrease of $2.7 million, or 8.4%, compared to the three months ended April 30, 2009. The decrease was primarily attributable to the decrease in product costs related to Verint’s Communications Intelligence segment. Material costs decreased $1.5 million as a result of lower product costs in Verint’s Video Intelligence and Communications Intelligence solutions. In addition, contractor expenses decreased $1.4 million and personnel-related costs decreased $0.2 million as a result of less work performed on customized projects related to the Verint’s Communications Intelligence solutions. These decreases were partially offset by an increase in stock-based compensation expense of $0.5 million, primarily related to an increase in Verint’s stock price impacting certain stock-based compensation arrangements accounted for as liability awards and the issuance of restricted stock awards, restricted stock units and stock-based compensation arrangements granted at a higher market price during the three months ended April 30, 2010. Verint’s overall product margins increased in the three months ended April 30, 2010 compared to the three months ended April 30, 2009, primarily due to a favorable change in product mix, as higher margin software revenue accounted for a larger portion of overall product mix. Product costs for the three months ended April 30, 2010 and 2009 also included amortization of acquired technology of $2.2 million and $2.1 million, respectively.

Service cost of revenue was $28.7 million for the three months ended April 30, 2010, an increase of $3.4 million, or 13.4%, compared to the three months ended April 30, 2009. The increase was primarily attributable to an increase in personnel-related costs of $0.7 million mainly related to Verint’s Workforce Optimization solutions due to an increase in employee headcount, an increase in contractors costs of $1.4 million primarily related to Verint’s Communication Intelligence solutions as a result of a change in project mix, and an increase in stock-based compensation expense of $1.0 million primarily due to the impact of the increase in Verint’s stock price on certain stock-based compensation arrangements accounted for as liability awards, and the issuance of restricted stock awards, restricted stock units and stock-based compensation arrangements granted at a higher market price during the three months ended April 30, 2010. Verint’s overall service margins decreased in the three months ended April 30, 2010 compared to the three months ended April 30, 2009, primarily due to the increase in service and support expenses discussed above.

Selling, General and Administrative

Verint’s selling, general and administrative expenses consist primarily of personnel-related costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, other administrative expenses and amortization of other acquired intangible assets.

Selling, general, and administrative expenses were $92.4 million for the three months ended April 30, 2010, an increase of $29.2 million, or 46.2%, compared to the three months ended April 30, 2009. The increase was primarily attributable to:

•	a $15.8 million increase in professional fees primarily as a result of the increased effort to complete Verint’s audit and filings of the periodic reports as required by the SEC;

•

a $7.5 increase in stock-based compensation expense primarily related to an increase in Verint’s stock price impacting certain stock-based compensation arrangements accounted for as liability awards and the issuance of restricted stock awards, restricted stock units and stock-based compensation arrangements granted at a higher market price during the three months ended April 30, 2010;

•	a $2.6 million increase in personnel-related costs due to an increase in headcount and the unfavorable foreign exchange impact of the weakening U.S. dollar;

•	a $1.0 million increase in sales commissions due to an increase in customer orders received during the three months ended April 30, 2010;

•	a $0.9 million increase in marketing expenses due to Verint’s global brand awareness marketing campaign; and

•	other expense increases, including increases in travel and entertainment expenses of $0.8 million and in other expenses totaling $1.2 million.

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

Research and development expenses, net were $26.4 million for the three months ended April 30, 2010, an increase of $7.5 million, or 39.8%, compared to the three months ended April 30, 2009. The increase was primarily attributable to increases in personnel-related costs of $5.2 million mainly due to a higher portion of employees’ time devoted to generic product development rather than specific customization work for projects related to Verint’s Communications Intelligence solutions and an increase in employee headcount related to Verint’s Workforce Optimization solutions. Employee stock-based compensation expense also increased $2.4 million primarily due to the impact of the increase in Verint’s stock price on certain stock-based compensation arrangements accounted for as liability awards and the issuance of restricted stock awards, restricted stock units and stock-based compensation arrangements granted at a higher market price during the three months ended April 30, 2010.

Foreign Currency Effect on Operating Results

In the three months ended April 30, 2010 compared to the three months ended April 30, 2009, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint’s business resulted in an increase in Verint’s revenue, cost of revenue and operating expenses. Had foreign exchange rates remained constant in these periods, Verint’s revenue would have been approximately $1.0 million lower and its cost of revenue and operating expenses would have been approximately $3.0 million lower, which would have resulted in approximately $2.0 million of lower loss from operations for the three months ended April 30, 2010.

Segment Performance

Segment performance was $42.3 million for the three months ended April 30, 2010 based on segment revenue of $172.6 million, representing a segment performance of 24.5% as a percentage of segment revenue. Segment performance was $57.2 million for the three months ended April 30, 2009 based on segment revenue of $175.1 million, representing a segment performance of 32.6% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses and a slight decline in segment revenue for the three months ended April 30, 2010 compared to the three months ended April 30, 2009.

All Other

	All Other
	Three Months Ended April 30,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands)

Revenue:
Revenue	$8,279	$8,822	$(543)	(6.2%)
Intercompany revenue	202	161	41	25.5%

Total revenue	8,481	8,983	(502)	(5.6%)

Costs and expenses:
Cost of revenue	1,786	2,281	(495)	(21.7%)
Intercompany purchases	629	423	206	48.7%
Selling, general and administrative	29,845	15,450	14,395	93.2%
Research and development, net	2,115	2,001	114	5.7%
Other operating expenses	—	128	(128)	N/M

Total costs and expenses	34,375	20,283	14,092	69.5%

Loss from operations	$(25,894)	$(11,300)	$(14,594)	129.2%

Computation of segment performance:
Segment revenue	$8,481	$8,983	$(502)	(5.6%)

Total costs and expenses	$34,375	$20,283	$14,092	69.5%
Segment expense adjustments:
Stock-based compensation expense	2,546	2,496	50	2.0%
Compliance-related professional fees	18,651	3,065	15,586	N/M
Litigation settlements and related costs	95	1,107	(1,012)	(91.4%)
Restructuring and integration charges	—	128	(128)	N/M
Other	89	689	(600)	(87.1%)

Segment expense adjustments	21,381	7,485	13,896	185.7%

Segment expenses	12,994	12,798	196	1.5%

Segment performance	$(4,513)	$(3,815)	$(698)	18.3%

Revenue

All Other revenue for the three months ended April 30, 2010 and 2009 was generated primarily by Starhome. Starhome’s product revenue consists of the sale of hardware and software products and professional services, including managed services and PCS. All Other revenue was $8.3 million for the three months ended April 30, 2010, a decrease of $0.5 million, or 6.2%, compared to the three months ended April 30, 2009. The decrease was due primarily to decreased revenue from Starhome’s products and services.

Cost of Revenue

Substantially all of cost of revenue for the three months ended April 30, 2010 and 2009 was attributable to Starhome. Starhome’s cost of revenue primarily consists of material costs and personnel-related costs associated with the customization of products and providing maintenance and professional services. Cost of revenue was $1.8 million for the three months ended April 30, 2010, a decrease of $0.5 million, or 21.7%, compared to the three months ended April 30, 2009, primarily attributable to the reduction in Starhome’s revenue.

Selling, General and Administrative

Selling, general and administrative expenses include expenses incurred by Starhome, CTI’s holding company operations, and other insignificant subsidiaries. Selling, general and administrative expenses for the entire segment were $29.8 million for the three months ended April 30, 2010, an increase of $14.4 million, or 93.2%, compared to the three months ended April 30, 2009. The increase was primarily attributable to an increase in compliance-related professional fees of $15.6 million at CTI, partially offset by an increase in recharges of $1.4 million by CTI of certain selling, general and administrative expenses to its subsidiaries. For the three months ended April 30, 2010 and 2009, selling, general and administrative expenses attributable to Starhome were $3.5 million and $3.9 million, respectively.

Loss from Operations

Loss from operations was $25.9 million for the three months ended April 30, 2010, an increase in loss of $14.6 million, or 129.2%, compared to the three months ended April 30, 2009, due primarily to the reasons described above. For the three months ended April 30, 2010 and 2009, Starhome had income from operations of $0.5 million and $0.2 million, respectively.

Segment Performance

Segment performance was a $4.5 million loss for the three months ended April 30, 2010, an increase in loss of $0.7 million, or 18.3%, compared to the loss for the three months ended April 30, 2009. The increase was primarily attributable to a decrease in segment revenue and an increase in segment expenses.

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

During the three months ended April 30, 2010, our principal uses of liquidity were to fund operating expenses, make capital expenditures, service our debt obligations and pay significant professional fees and other expenses in connection with our efforts to become current in our periodic reporting obligations under the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting, through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. These expenses declined significantly in the three months ended April 30, 2011 compared to the three months ended April 30, 2010 and we expect these expenses to continue to decline significantly in subsequent fiscal periods after we become current in our periodic reporting obligations under the federal securities laws, remediate our material weakness and improve internal controls and expand our financial reporting and analysis capabilities.

Financial Condition of CTI and Comverse

Cash and Cash Equivalents

As of April 30, 2010, CTI and Comverse had cash, cash equivalents, bank time deposits and restricted cash of approximately $369.2 million, compared to approximately $446.4 million as of January 31, 2010.

During the three months ended April 30, 2010, CTI and Comverse made the following significant disbursements:

•

approximately $42.7 million paid for professional fees primarily in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting;

•	approximately $8.1 million paid for special retention bonus; and

•	approximately $6.3 million in restructuring payments, including a workforce reduction initiative at Comverse.

In addition, during the three months ended April 30, 2010, each of Comverse and CTI’s holding company operations continued to experience negative cash flows from operations.

Such reductions in cash and cash equivalents were partially offset primarily by proceeds of approximately $20.2 million received from sales and redemptions of ARS.

As of April 30, 2011 and January 31, 2011, CTI and Comverse had cash, cash equivalents, bank time deposits and restricted cash of approximately $380.3 million and $457.6 million, respectively. For trends related to cash and cash equivalents, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Condition of CTI and Comverse” of the 2010 Form 10-K and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Condition of CTI and Comverse” of the 2011 Form 10-Q.

Restricted Cash

Restricted cash aggregated $69.0 million, $67.9 million, $95.0 million and $83.4 million as of April 30, 2011, January 31, 2011, April 30, 2010 and January 31, 2010, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, pending tax judgments and proceeds received from sales and redemptions of ARS (including interest thereon) that are restricted under the terms of the consolidated shareholder class action settlement agreement. As of April 30, 2011, January 31, 2011, April 30, 2010 and January 31, 2010, CTI had $34.0 million, $33.4 million, $47.0 million, and $26.1 million, respectively, of restricted cash received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the settlement agreement. In May 2011, CTI used $30.0 million of such restricted cash to make the payment due under terms of the settlement agreement and, subsequent to April 30, 2011 through the date of this Quarterly Report, CTI received approximately $25.3 million of cash proceeds from redemptions of ARS.

In June 2011, one of Comverse Ltd.’s existing lines of credit was increased by $10.0 million with a corresponding increase in the cash balances Comverse Ltd. was required to maintain with the bank. Such additional compensating cash balances will be included in restricted cash in our condensed consolidated balance sheets to the extent they remain outstanding on the applicable balance sheet date.

ARS

Cash, cash equivalents, bank time deposits and restricted cash excludes ARS. As of April 30, 2011, January 31, 2011, April 30, 2010 and January 31, 2010, CTI had $94.2 million, $94.4 million, $174.1 million and $206.6 million aggregate principal amount of ARS with a carrying value as of such dates at approximately $72.4 million, $72.4 million, $98.5 million and $114.7 million, respectively. As noted above, proceeds from sales and redemptions of ARS (including interest thereon) are restricted under the terms of the consolidated shareholder class action settlement agreement.

Subsequent Events

Liquidity Forecast

Subsequent to April 30, 2010, we disclosed our management’s forecast that, in the absence of the successful completion of certain operational and capital raising initiatives, CTI and Comverse would experience a shortfall in the cash required to support the working capital needs of the business of CTI and Comverse during the fiscal year ending January 31, 2012.

To improve the cash position of CTI and Comverse, (i) we successfully implemented the first phase of a plan to restructure the operations of Comverse with a view toward aligning operating costs and expenses with anticipated revenue, significantly reducing its annualized operating costs, (ii) Comverse sold land in Ra’anana, Israel for which it received proceeds of $27.1 million, (iii) CTI received total cash proceeds of $55.6 million from the Ulticom Sale and (iv) CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate net proceeds of $76.5 million. For a more detailed discussion of these events, see notes 15 and 21 to the condensed consolidated financial statements included in this Quarterly Report. In addition, during the three months ended April 30, 2011, Comverse commenced the implementation of a second phase of restructuring measures (referred to as the Phase II Business Transformation) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse is in the process of creating new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS. Comverse is also evaluating other initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets. As part of these initiatives, Comverse is pursuing a wind down of, and continues to evaluate other strategic options for, its Netcentrex business. For a more comprehensive discussion of management’s initiatives, see “—Phase II Business Transformation,” “—Restructuring Initiatives—Netcentrex 2010 Initiative” and note 21 to the condensed consolidated financial statements included in this Quarterly Report.

We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months from the filing date of this Quarterly Report. To further enhance the cash position of CTI and Comverse, we continue to evaluate capital raising alternatives.

Management’s current forecast is based upon a number of assumptions including, among others: improved operating performance of the Comverse segment due to, among other things, the implementation of the Phase II Business Transformation as described below; continued reduced operating costs attributable to the first phase of Comverse’s restructuring plan; restricted cash and bank time deposits in amounts consistent with historical levels; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; reductions in compliance-related costs; sales or redemptions of substantially all of CTI’s remaining ARS for proceeds consistent with their carrying value as of April 30, 2011; and intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” of the 2010 Form 10-K materialize, CTI and Comverse may experience a shortfall in the cash required to support working capital needs.

Phase II Business Transformation

As previously disclosed, during the fiscal year ended January 31, 2011, we commenced certain initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan, significantly reducing its annualized operating costs. During the three months ended April 30, 2011, Comverse commenced the implementation of the Phase II Business Transformation that focuses on process reengineering to maximize business performance, productivity and operational efficiency. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS.

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

For more information, see note 21 to the condensed consolidated financial statements included in this Quarterly Report.

Financial Condition of CTI’s Majority-Owned Subsidiaries

Based on past performance and current expectations, we believe that cash and cash equivalents, and cash generated from operations by our majority-owned subsidiaries will be sufficient to meet their respective anticipated operating costs, working capital needs, capital expenditures, research and development spending, and other commitments and, in respect of Verint, required payments of principal and interest, for at least the next 12 months from the filing date of this Quarterly Report.

The liquidity of CTI’s majority-owned subsidiaries could be negatively impacted by a decrease in demand for their products and service and support, including the impact of changes in customer buying behavior due to the economic environment. If any of CTI’s majority-owned subsidiaries determines to make acquisitions or otherwise require additional funds, it may need to raise additional capital, which could involve the issuance of equity or debt securities. There can be no assurance that such subsidiary would be able to raise additional equity or debt in the private or public markets on terms favorable to it, or at all.

Verint incurred significant professional fees and related expenses during the past several fiscal years, including the fiscal year ended January 31, 2011, in connection with its efforts to become current in its periodic reporting obligations under the federal securities laws. By July 2010, Verint filed with the SEC annual reports for all required fiscal years and quarterly reports for certain fiscal quarters for which it had not previously filed reports and resumed making timely periodic filings with the SEC, relisted its common stock on NASDAQ and resolved certain matters with the SEC. As a result, professional fees incurred by Verint during the three months ended April 30, 2011 declined significantly. Verint expects future professional fees and related expenses to continue to decline significantly from the amounts incurred during Verint’s filing delay period.

Sources of Liquidity

The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.

Cash Flows

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

	Three Months Ended April 30,
	2010	2009
	(Dollars in thousands)
Net cash used in operating activities	$(95,654)	$(28,439)
Net cash (used in) provided by investing activities	(18,593)	129,476
Net cash used in financing activities	(5,126)	(3,753)
Net cash provided by (used in) discontinued operations	6,769	(31,977)
Effects of exchange rates on cash and cash equivalents	(2,970)	589

Net (decrease) increase in cash and cash equivalents	(115,574)	65,896
Cash and cash equivalents, beginning of period including cash of discontinued operations	574,872	1,078,927

Cash and cash equivalents, end of period including cash of discontinued operations	459,298	1,144,823
Less: Cash and cash equivalents of discontinued operations at end of period	(20,250)	(39,914)

Cash and cash equivalents, end of period	$439,048	$1,104,909

Operating Cash Flows

Our operating cash flows vary significantly from period to period based on timing of collections of accounts receivable, receipts of deposits on work-in-process and achievement of milestones. During the three months ended April 30, 2010, we used net cash of $95.7 million for operating activities. Net cash used in operating activities was primarily attributable to:

•	net loss for the three months ended April 30, 2010 after non-cash charges add-back;

•	a decrease in cash from collection of accounts receivable previously recognized;

•	an increase in inventories;

•	cash used to settle previously recognized accounts payable and accrued expenses; and

•	the recognition of deferred revenue for which the related deposits were previously received.

Such cash used in operating activities was partially offset by a decrease in deferred cost of revenue and a decrease in prepaid expenses and other assets.

Investing Cash Flows

During the three months ended April 30, 2010, net cash used in investing activities was $18.6 million. Net cash used in investing activities was primarily attributable to the $15.3 million of net cash used for Verint’s acquisition of Iontas and payments of contingent consideration associated with a business combination consummated in prior periods, $11.4 million reclassified from cash and cash equivalents to restricted cash and bank time deposits, $6.1 million of cash used for capital expenditures, including capitalization of software development costs and $6.0 million of cash used to settle derivative financial instruments not designated as hedges. These decreases were partially offset by $20.2 million of cash receipts from sales and maturities of investments, net of purchases of investments.

Financing Cash Flows

During the three months ended April 30, 2010, cash used in financing activities was $5.1 million primarily attributable to $3.3 million of cash used to acquire Verint treasury stock, and $0.9 million of cash paid for debt issuance costs.

Effects of Exchange Rates on Cash and Cash Equivalents

The majority of our cash and cash equivalents are denominated in the U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound sterling. For the three months ended April 30, 2010, the fluctuation in foreign currency exchange rates had an unfavorable impact of $3.0 million on cash and cash equivalents primarily due to the strengthening of the U.S. dollar relative to the major foreign currencies we held during the three-month period.

Liquidity of Investments

As of April 30, 2010 and January 31, 2010, the carrying amount of our ARS was $98.5 million and $114.7 million, respectively, and their principal amount was $174.1 million and $206.6 million, respectively. Since February 1, 2010, the market liquidity for ARS had exhibited some improvement, although the price in the markets for certain classes of our ARS holdings continued to decline. Accordingly, for the three months ended April 30, 2010 and 2009, we recorded other-than-temporary impairment charges of $46 thousand and $2.9 million, respectively, with respect to CTI’s holdings of those specific ARS. As of April 30, 2010 and January 31, 2010, all investments in ARS (all of which were held by CTI as of such dates) were restricted as CTI was prohibited from using proceeds from sales of such ARS pursuant to the terms of the consolidated shareholder class action settlement agreement CTI entered into on December 16, 2009, as amended on June 19, 2010. For more information about these restrictions, see “—Restrictions on Use of ARS Sales Proceeds.”

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

UBS Put

In November 2008, CTI accepted an offer from UBS AG (referred to as UBS), providing rights related to $51.6 million in aggregate principal amount of ARS that were held in an account with UBS (referred to as the UBS Put). Under the terms of the UBS Put, CTI had the right, but not the obligation, to sell its eligible ARS at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. Additionally, UBS had the right, at its discretion and at any time until July 2, 2012, to purchase the ARS from CTI at par value, which is defined as the price equal to the principal amount of the ARS plus accrued but unpaid dividends or interest, if any. Under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. Effective June 30, 2010, CTI exercised the UBS Put for the balance of the ARS that were subject to the UBS Put. UBS purchased from CTI, pursuant to its purchase right and upon exercise of the UBS Put by CTI, approximately $42.6 million and $9.0 million aggregate principal amount of ARS during the fiscal years ended January 31, 2011 and 2010, respectively.

Restrictions on Use of ARS Sales Proceeds

As part of the settlement agreement of the consolidated shareholder class action, as amended, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement. As of April 30, 2011, January 31, 2011, April 30, 2010 and January 31, 2010, CTI had $34.0 million, $33.4 million, $27.8 million and $17.1 million of restricted cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply, respectively. In May 2011, CTI used $30.0 million of such restricted cash to make the payments due under the terms of the settlement agreement. As a result of certain redemptions of ARS, through July 20, 2011, CTI had received cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million and, as a result, believes it is required to prepay $20.0 million of the remaining $112.5 million due under the settlement agreement on November 15, 2011 on or before October 18, 2011 (as $30.0 million of such net proceeds were used to fund the May 2011 payment). As of April 30, 2011, January 31, 2011, April 30, 2010 and January 31, 2010, CTI held $94.2 million, $94.4 million, $174.1 million and $206.6 million aggregate principal amount of ARS with a carrying value on each such date of $72.4 million, $72.4 million, $98.5 million and $114.7 million, respectively, to which such restrictions apply. In addition, as of April 30, 2010 and January 31, 2010, CTI held $19.2 million and $9.0 million, respectively, received from sales of ARS held with UBS, which under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to apply towards amounts payable under the settlement agreement.

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

Prior Facility

The prior facility provided for a $650.0 million term loan and a $25.0 million revolving credit facility. The $25.0 million revolving credit facility was effectively reduced to $15.0 million in September 2008 (in connection with the bankruptcy of Lehman Brothers, which was one of the lenders, and the related subsequent termination of its revolving commitment under the prior facility in June 2009), and then later increased to $75.0 million in July 2010. Also in July 2010, the prior facility was amended to, among other things, (i) change the method of calculation of the applicable interest rate margin to be based on Verint’s periodic consolidated leverage ratio, (ii) add a London Interbank Offered Rate (or LIBOR) floor of 1.50%, (iii) change certain negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (iv) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the prior facility from $50.0 million to $200.0 million. Also in July 2010, Verint amended the prior facility to increase the revolving credit facility from $15.0 million to $75.0 million. The commitment fee for unused capacity under the revolving credit facility was increased from 0.50% to 0.75% per annum. The term loan and the revolving credit facility were scheduled to mature on May 25, 2014 and May 25, 2013, respectively. Verint’s obligations under the prior facility were guaranteed by certain of its domestic subsidiaries (including Witness) and were secured by substantially all of the assets of Verint Systems and these subsidiaries. The prior facility was not guaranteed by CTI and was not secured by any of its assets.

As of January 31, 2011, April 30, 2010 and January 31, 2010, Verint’s outstanding term loan balance under the prior facility was approximately $583.2 million, $605.3 million and $605.9 million, respectively. Verint borrowed $15.0 million under the revolving credit facility in November 2008, which loan remained outstanding as of April 30, 2010. In December 2010, Verint repaid in full the $15.0 million previously borrowed under its revolving credit facility. Accordingly, Verint had $75.0 million available for borrowing under the revolving credit facility as of January 31, 2011. Verint’s ability to borrow under the revolving credit facility was dependent upon certain conditions, including the absence of any material adverse effect or change on Verint’s business, as defined in the prior facility.

The prior facility required mandatory payments of the term loan with the net cash proceeds of certain asset sales (to the extent such net cash proceeds were not otherwise reinvested in assets useful in Verint’s business) and, on an annual basis, a percentage of excess cash flow that ranged from 0% to 50% depending on Verint’s consolidated leverage ratio (as defined in the prior facility). It also required periodic amortization payments of the term loan. Verint made an “excess cash flow” prepayment on the term loan of $22.1 million in May 2010 in respect of the fiscal year ended January 31, 2010 and an amortization payment of $0.6 million in February 2010. A mandatory excess cash flow prepayment was not required in respect of the fiscal year ended January 31, 2011.

The prior facility contained one financial covenant that required Verint not to exceed a certain consolidated leverage ratio, as of each fiscal quarter end, with respect to the then applicable trailing twelve months. The consolidated leverage ratio was defined as Verint’s consolidated net total debt divided by consolidated EBITDA for the trailing four quarters. EBITDA was defined in the prior facility as net income (loss) plus income tax expense, interest expense, depreciation and amortization, amortization of intangibles, losses related to hedge agreements, any extraordinary, unusual, or non-recurring expenses or losses, any other non-cash charges, and expenses incurred or taken prior to April 30, 2008 in connection with the acquisition of Witness, minus interest income, any extraordinary, unusual, or non-recurring income or gains, gains related to hedge agreements, and any other non-cash income. Under the prior facility, for the quarterly periods ended January 31, April 30, July 31 and October 31, 2010, the consolidated leverage ratio was not permitted to exceed 3.50:1, and Verint was in compliance with such requirements as of such dates. As of April 30, 2010, Verint’s consolidated leverage ratio was approximately 2.70:1 compared to a permitted consolidated leverage ratio of 3.50:1, and Verint’s EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by at least $47.0 million. For the quarterly periods ended January 31 and April 30, 2011 and the quarterly periods ending July 31 and October 31, 2011, the consolidated leverage ratio was not permitted to exceed 3.50:1. As of January 31, 2011, Verint’s consolidated leverage ratio was approximately 2.50:1 compared to a permitted consolidated leverage ratio of 3.50:1, and Verint’s EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by at least $50.0 million.

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

Prior to the amendment of Verint’s prior facility in July 2010, the applicable interest rate margin on its loans was determined by reference to its corporate ratings and twice increased (each time by 25 basis points) due to Verint’s previous failure to deliver certain audited financial statements and lack of corporate ratings (both resulting from the continued delay in filing its periodic reports). The applicable margin accordingly was reduced by 50 basis points in June 2010 when Verint delivered the required financial statements and obtained corporate ratings. After it entered into an amendment of the prior facility in July 2010, the applicable margin was determined under the prior facility by reference to Verint’s consolidated leverage ratio. As of April 30, 2010 and January 31, 2010, the interest rate on both the term loan and the revolving credit facility borrowings was 3.54% and 3.49%, respectively. As of January 31, 2011, the interest rate on the term loan was 5.25%. The higher interest rate as of January 31, 2011 reflected, among other things, the impact of the July 2010 amendments discussed above. For more information about Verint’s prior facility, see note 9 to the condensed consolidated financial statements included in this Quarterly Report.

Termination of Interest Rate Swap Agreement

On May 25, 2007, concurrently with entry into the prior facility, Verint entered into a pay-fixed/receive-variable interest rate swap agreement with a multinational financial institution with a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. The original term of the interest rate swap agreement extended through May 2011. However, in July 2010, Verint terminated the interest rate swap agreement in exchange for a payment of $21.7 million to the counterparty, made in August 2010, representing the approximate present value of the expected remaining quarterly settlement payments Verint otherwise would have owed under the interest rate swap agreement.

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

Verint incurred debt issuance costs of $14.8 million associated with the new credit agreement, which have been deferred and classified within “Other assets.” The deferred costs will be amortized as interest expense over the term of the new credit agreement. Deferred costs associated with the term loan facility were $10.2 million, and will be amortized using the effective interest method. Deferred costs associated with the revolving credit facility were $4.6 million and will be amortized on a straight-line basis.

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

Convertible Debt Obligations

As of April 30, 2011, January 31, 2011, April 30, 2010 and January 31, 2010, CTI had $2.2 million aggregate principal amount of outstanding convertible debt obligations (referred to as the Convertible Debt Obligations). The Convertible Debt Obligations are not secured by any of our assets and are not guaranteed by any of CTI’s subsidiaries.

Comverse Ltd. Lines of Credit

As of April 30, 2010 and January 31, 2010, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $25.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million. In December 2010, this line of credit was further decreased to $10.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $10.0 million. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $20.0 million. As of April 30, 2011, January 31, 2011, April 30, 2010 and January 31, 2010, Comverse Ltd. had utilized $3.7 million, $4.0 million, $6.9 million and $7.7 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

As of April 30, 2010 and January 31, 2010, Comverse Ltd. had an additional line of credit with a bank for $20.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to $15.0 million. As of April 30, 2010 and January 31, 2010, Comverse Ltd. had no outstanding borrowings under the line of credit. In December 2010, Comverse Ltd. borrowed and repaid $6.0 million under the line of credit. In January 2011, Comverse Ltd. borrowed $6.0 million under the line of credit, which was repaid during the three months ended April 30, 2011. Accordingly, as of April 30, 2011, Comverse Ltd. had no outstanding borrowings under the line of credit. As of April 30, 2011, January 31, 2011, April 30, 2010 and January 31, 2010, Comverse Ltd. had utilized $3.4 million, $7.3 million, $8.1 million and $9.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenant provisions. These cash balances required to be maintained with the banks were classified within the condensed consolidated balance sheets as “Restricted cash and bank time deposits” as of April 30, 2011, January 31, 2011, April 30, 2010 and January 31, 2010.

Settlement Agreement

On December 16, 2009 and December 17, 2009, CTI entered into agreements to settle a consolidated shareholder class action and consolidated shareholder derivative actions, respectively. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (referred to as the Opt-out Credit) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. For a discussion of these actions and additional terms of the settlement, see note 20 to the condensed consolidated financial statements included in this Quarterly Report. As part of the settlement of the consolidated shareholder class action, as amended, CTI agreed to make payments to a class action settlement fund in the aggregate amount of up to $165.0 million that were paid or remain payable as follows:

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

Of the $112.5 million due on or before November 15, 2011, $30.0 million is payable in cash and the balance is payable in cash or, at CTI’s election, in shares of CTI’s common stock valued using the ten-day average of the closing prices of CTI’s common stock prior to such election, provided that CTI’s common stock is listed on a national securities exchange on or before the payment date, and that the shares delivered at any one time have an aggregate value of at least $27.5 million. In addition, under the terms of the settlement agreement, CTI had the right to make the $30.0 million payment made in May 2011 in shares of CTI’s common stock if, prior thereto, CTI had met such conditions to using shares as payment consideration. CTI, however, did not meet such conditions and accordingly, made such $30.0 million payment in cash.

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

Restructuring Initiatives

We review our business, manage costs and align resources with market demand and in conjunction with various acquisitions. As a result, we have taken several actions to reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led, and will lead to, some charges.

First Quarter 2010 Restructuring Initiative

During the three months ended April 30, 2010, Comverse’s management approved a restructuring plan to eliminate staff positions and close certain facilities in order to more appropriately streamline Comverse’s activities. The aggregate cost of the plan was $7.0 million, of which severance-related and facilities-related costs of $5.5 million and $0.3 million, respectively, were recorded during the three months ended April 30, 2010, with the remaining $1.2 million of charges recorded during the remainder of the fiscal year ended January 31, 2011. Severance-related and facilities-related costs of $4.3 million and $0.2 million, respectively, were paid during the three months ended April 30, 2010. Severance-related and facilities-related costs of $1.7 million and $0.7 million, respectively, were paid during the remainder of the fiscal year ended January 31, 2011, with the remaining costs of $0.1 million expected to be substantially paid by January 31, 2012.

Third Quarter 2010 Restructuring Initiative

During the three months ended October 31, 2010, we commenced the first phase of a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. The first phase of the plan includes termination of certain employees located primarily in Israel, the U.S., Asia Pacific and the United Kingdom. In relation to this first phase, we recorded severance-related costs of $11.6 million and facilities-related costs of $0.2 million during the fiscal year ended January 31, 2011. Severance-related and facilities-related costs of $9.1 million and $0.1 million, respectively, were paid during the fiscal year ended January 31, 2011. Severance-related costs of $1.2 million and facility-related costs of $0.1 million were paid during the three months ended April 30, 2011, with the remaining costs of $1.3 million expected to be substantially paid by January 31, 2012.

During the three months ended April 30, 2011, Comverse commenced the implementation of the Phase II Business Transformation that focuses on process reengineering to maximize business performance, productivity and operational efficiency. For more information, see “—Financial Condition of CTI and Comverse—Subsequent Events—Phase II Business Transformation” and note 21 to the condensed consolidated financial statements included in this Quarterly Report.

Netcentrex 2010 Initiative

During the three months ended October 31, 2010, Comverse’s management, as part of initiatives to improve focus on its core business and to maintain its ability to face intense competitive pressures in its markets, began pursuing a wind down of the Netcentrex business. In connection with the wind down, Comverse’s management approved a restructuring plan to eliminate staff positions primarily located in France. In relation to this plan, we recorded severance-related costs of $10.9 million during the fiscal year ended January 31, 2011 and $6.6 million of severance-related costs were recorded during the three months ended April 30, 2011. Severance-related costs of $8.0 million were paid during the fiscal year ended January 31, 2011 and $3.5 million of such costs were paid during the three months ended April 30, 2011, with the remaining costs of $6.7 million expected to be substantially paid by January 31, 2012. As an alternative to a wind down, management continues to evaluate other strategic options for the Netcentrex business.

Guarantees and Restrictions on Access to Subsidiary Cash

Guarantees

We provide certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2011, January 31, 2011, April 30, 2010 and January 31, 2010, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $47.6 million, $24.6 million and $35.0 million as of January 31, 2011, April 30, 2010 and January 31, 2010, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2012. In addition, such guarantees aggregating $42.9 million as of April 30, 2011, are also generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2013.

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

We operate our business internationally. A significant portion of our cash and cash equivalents are held outside of the United States by various foreign subsidiaries. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries.

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

Investment in Verint Systems’ Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (referred to as the Securities Purchase Agreement), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (referred to as the preferred stock), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through April 30, 2011, January 31, 2011, April 30, 2010 and January 31, 2010, cumulative, undeclared dividends on the preferred stock were $48.9 million, $45.7 million, $36.0 million and $32.9 million, respectively. As of April 30, 2011, January 31, 2011, April 30, 2010 and January 31, 2010, the liquidation preference of the preferred stock was $341.9 million, $338.7 million, $329.0 million and $325.9 million, respectively.

Originally, the preferred stock did not confer on CTI voting rights and was not convertible into Verint Systems’ common stock. On October 5, 2010, Verint Systems’ stockholders approved, in a special stockholders meeting, the issuance of the Verint Systems’ common stock underlying the preferred stock and accordingly, on such date, the preferred stock became voting and convertible into Verint Systems’ common stock. Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The initial conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of April 30, 2011 and January 31, 2011, and, if it were convertible as of April 30, 2010 and January 31, 2010, the preferred stock could be converted into approximately 10.5 million, 10.4 million, 10.1 million and 10.0 million shares of Verint Systems’ common stock, respectively.

Verint Acquisition

On July 19, 2011, Verint entered into a definitive agreement to acquire, upon closing, Vovici Corporation (or Vovici), a privately held provider of enterprise feedback management solutions. Verint acquired Vovici to expand its Voice of the Customer Analytics platform. Under the terms of the agreement, Verint will be acquiring Vovici for a total cash consideration of approximately $56.5 million to be paid at closing, subject to certain adjustments, and potential additional cash payments not to exceed $19.9 million over 18 months, contingent upon certain future performance.

Liquidation Preference in Starhome B.V.

In the event of a liquidation, merger or sale of Starhome B.V., the first $20.0 million of proceeds would be distributed to certain minority shareholders. Thereafter, each shareholder would be entitled to receive its pro rata share of any remaining proceeds on an as-converted basis, provided, that, under certain circumstances, CTI would be entitled to receive up to $41.0 million of any such remaining proceeds.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2010, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources–Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2010. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations or commercial commitments as of April 30, 2010 compared to January 31, 2010. For a more comprehensive discussion of our contractual obligations as of January 31, 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We described the significant accounting policies and methods used in the preparation of our consolidated financial statements in note 1 to the consolidated financial statement included in Item 15 of our 2009 Form 10-K. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K and 2009 Form 10-K, and include the following:

•	revenue recognition;

•	stock-based compensation;

•	business combinations;

•	recoverability of goodwill;

•	impairment of long-lived assets;

•	allowance for doubtful accounts;

•	valuation and other-than-temporary impairments;

•	income taxes; and

•	litigation and contingencies.

There were no significant changes during the three months ended April 30, 2010 to our critical accounting policies and estimates as disclosed in our 2010 Form 10-K and 2009 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED

For information related to recent accounting pronouncements implemented during periods ended subsequent to April 30, 2010 and recent accounting pronouncements to be implemented, see note 2 to the condensed consolidated financial statements included in this Quarterly Report.

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

Interest Rate Risk on our Debt

In April 2011, Verint entered into a new credit agreement and concurrently terminated its prior facility. For additional discussion, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities—New Credit Agreement” and note 21 to the condensed consolidated financial statements included in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three months ended April 30, 2010. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in our 2009 Form 10-K, and our inability to file this Quarterly Report within the required time period, our disclosure controls and procedures were not effective as of April 30, 2010.

Changes in Internal Controls Over Financial Reporting

In evaluating whether there were any reportable changes in our internal control over financial reporting during the three months ended April 30, 2010, we determined, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, that there were such changes in the form of remedial measures either initiated or enhanced during this quarter to address the material weaknesses in our internal control over financial reporting as identified in Item 9A of the 2009 Form 10-K filed on January 25, 2011. As explained in greater detail under Item 9A of the 2009 Form 10-K, we undertook a broad range of remedial measures prior to January 25, 2011, the filing date of the 2009 Form 10-K, to address the material weaknesses in our internal control over financial reporting.

With respect to the material weaknesses that were identified in the 2009 Form 10-K, throughout the fiscal year ended January 31, 2011, we continued to implement certain remedial measures, documented in our 2010 Form 10-K which was filed on May 31, 2011, and identified additional actions which need to be taken. Since the filing of our 2010 Form 10-K, there have been no significant changes in our internal control over financial reporting. Our leadership team, together with other senior executives, continues to implement remedial actions to address the material weaknesses identified in our 2010 Form 10-K. We are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency. This commitment is accompanied by management’s continued focus on processes intended to achieve accurate and reliable financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our legal proceedings, see note 20 to the condensed consolidated financial statements included in this Quarterly Report. Except as set forth below, there have been no material developments in the legal proceedings previously reported in our 2010 Form 10-K, 2009 Form 10-K and 2011 Form 10-Q.

On July 13, 2011, CTI entered into an agreement in principle with the SEC’s Division of Enforcement with respect to the settlement of the Section 12(j) administrative proceeding, which was initiated by the SEC in March 2010, pursuant to Section 12(j) of the Exchange Act, to revoke the registration of CTI’s common stock due to CTI’s previous failure to file certain periodic reports with the SEC. The agreement in principle is subject to approval by the SEC. For additional information regarding recent developments in the Section 12(j) administrative proceeding, see note 20 to the condensed consolidated financial statements included in this Quarterly Report under the caption “SEC Civil Actions” and Item 1A, “Risk Factors” below.

In response to CTI’s motion to dismiss, on July 12, 2011, the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436, issued an order dismissing the plaintiffs’ claims related to their purchase of CTI’s securities in 2007 and the claims against Andre Dahan, CTI’s former President and Chief Executive Officer, and Avi Aronovitz, CTI’s former Interim Chief Financial Officer, and otherwise denied CTI’s motion to dismiss. Other claims against the defendants in such action remain outstanding. For additional information regarding recent developments in this action, see note 20 to the condensed consolidated financial statements included in this Quarterly Report under the caption “Opt-Out Plaintiffs’ Action.”

ITEM 1A.	RISK FACTORS

Except as set forth below, there has been no material change to the risk factors previously reported in our 2010 Form 10-K and 2009 Form 10-K.

In June 2009, CTI entered into a civil settlement with the SEC over allegations regarding the improper backdating of stock options and other accounting practices, including the improper establishment, maintenance and release of reserves, the reclassification of certain expenses, and the calculation of backlog of sales orders. Without admitting or denying the allegations in the SEC’s complaint, CTI consented to the issuance of a final judgment. The final judgment enjoined CTI from future violations of the federal securities laws and ordered it to be in compliance with its obligations to file periodic reports with the SEC by no later than February 8, 2010. CTI, however, was unable to file the requisite periodic reports by such date.

As a result of CTI’s inability to become current in its periodic reporting obligations in accordance with the final judgment and court order by February 8, 2010, in March 2010 the SEC instituted an administrative proceeding, pursuant to Section 12(j) of the Exchange Act, to suspend or revoke the registration of CTI’s common stock. On July 13, 2011, CTI and the SEC’s Division of Enforcement entered into an agreement in principle to resolve the Section 12(j) administrative proceeding against CTI. CTI faces the risk that it will be unable to satisfy the terms of the agreement in principle and, as a result, registration of CTI’s common stock would be revoked. Under such agreement in principle, which is subject to SEC approval, the Division of Enforcement will recommend that the SEC resolve the Section 12(j) administrative proceeding if CTI files its Quarterly Report on Form 10-Q for the fiscal quarter ending July 31, 2011 on a timely basis. Under the terms of the agreement in principle, if CTI fails to file such report on a timely basis, the SEC will issue a non-appealable order to revoke the registration of CTI’s common stock. If a final order is issued by the SEC to revoke the registration of CTI’s common stock, brokers, dealers and other market participants would be prohibited from buying, selling, making market in, publishing quotations of, or otherwise effecting transactions with respect to, such common stock and, as a result, public trading of CTI’s common stock would cease and investors would find it difficult to acquire or dispose of CTI’s common stock or obtain accurate price quotations for CTI’s common stock, which could result in a significant decline in the value of CTI’s common stock. In addition, our business may be adversely impacted, including, without limitation, an adverse impact on CTI’s ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives;

If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

CTI has not been eligible to register grants of securities made to employees, executive officers and directors of CTI and Comverse under the Securities Act on a registration statement on Form S-8 as CTI has not filed all periodic reports required under the Exchange Act in a 12-month period. During the three months ended April 30, 2010, CTI granted unregistered deferred stock unit awards to certain executive officers and employees in private placements in reliance on exemptions from the registration requirement of the Securities Act afforded by Section 4(2) thereof and unregistered stock options to non-executive employees in reliance on the “no-sale” theory. For more information relating to such grants, see the disclosure set forth in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities” of the 2010 Form 10-K, which is incorporated by reference into this Quarterly Report.

Issuer Purchases of Equity Securities

In the three months ended April 30, 2010, CTI purchased an aggregate of 37,198 shares of CTI’s common stock from certain of its members of the Board of Directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by CTI are deposited in CTI’s treasury. CTI does not have a specific repurchase plan or program. The following table provides information regarding CTI’s purchases of its common stock in respect of each month during the three months ended April 30, 2010 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
February 1, 2010 – February 28, 2010	6,459	$8.98	—	—
March 1, 2010 – March 31, 2010	25,922	$9.04	—	—
April 1, 2010 – April 30, 2010	4,817	$9.18	—	—

Total	37,198	$9.05	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

3.1*	By-Laws, as amended and restated on March 10, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on March 15, 2010).

3.2*	By-Laws, as amended and restated on December 2, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 8, 2010).

3.3*	By-Laws, as amended and restated on February 25, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 28, 2011).

10.1*	Amendment, Waiver, and Consent, dated April 27, 2010, to Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders, as parties thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on May 3, 2010).

10.2*†	Amendment to Employment Agreement, dated April 29, 2010, between Comverse Ltd. and Dror Bin (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2011 filed on May 31, 2011).

10.3*†	Amendment, dated April 22, 2010, to Employment Agreement, dated May 21, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 23, 2010).

10.4*†	Deferred Stock Award Agreement, dated April 19, 2010, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.169 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.5*†	Deferred Stock Award Agreement, dated April 22, 2010, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.170 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.6*†	Deferred Stock Award Agreement, dated April 20, 2010, between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.171 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.7*†	Deferred Stock Award Agreement, dated April 21, 2010, between Comverse Technology, Inc. and Shefali Shah (incorporated by reference to Exhibit 10.172 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.8*†	Deferred Stock Award Agreement, dated April 15, 2010, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.173 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
**	Filed herewith.
***	This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.
†	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMVERSE TECHNOLOGY, INC.

Dated: July 28, 2011	/s/ Charles J. Burdick
Charles J. Burdick Chief Executive Officer

Dated: July 28, 2011	/s/ Joel E. Legon
Joel E. Legon Senior Vice President and Interim Chief Financial Officer