Form 10-Q
period 2010-07-31
COMVERSE TECHNOLOGY INC/NY/
filed 2011-07-28
CIK 803014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

EXPLANATORY NOTE

This Quarterly Report for the three and six months ended July 31, 2010 is being filed by CTI after its due date as a result of the delay in filing CTI’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (referred to as the 2009 Form 10-K), which was filed on January 25, 2011 and as a result of material weaknesses in our internal control over financial reporting. The filing of the 2009 Form 10-K, in turn, had been delayed due to the delay in filing CTI’s comprehensive Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 (referred to as the Comprehensive Form 10-K), which was filed on October 4, 2010 and, to a lesser extent, as a result of material weaknesses in our internal control over financial reporting.

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

CTI filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (referred to as the 2010 Form 10-K), which includes the fiscal quarter covered by this Quarterly Report, on May 31, 2011. CTI had determined that it could best provide current and accurate information to investors by focusing its efforts on preparing and filing the 2010 Form 10-K and then preparing and filing certain Quarterly Reports on Form 10-Q for prior fiscal periods. In addition, CTI filed its Quarterly Report on Form 10-Q for the three months ended April 30, 2011 (referred to as the 2011 Form 10-Q) on June 22, 2011. This Quarterly Report and the Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010 and October 31, 2010 are being filed as required under the agreement in principle entered into by CTI and the SEC’s Division of Enforcement on July 13, 2011. Because information for periods subsequent to the six months ended July 31, 2010 is already available in our 2010 Form 10-K and the 2011 Form 10-Q, we have included information for periods ended subsequent to July 31, 2010 in certain sections of this Quarterly Report and, in some instances, have made reference to such periodic reports. We urge investors to read the 2010 Form 10-K and the 2011 Form 10-Q, which include financial information for subsequent fiscal periods and reflect events subsequent to July 31, 2010.

CTI expects to file its future periodic reports with the SEC on a timely basis.

Sale of Ulticom, Inc.

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (or Platinum Equity) on December 3, 2010 (referred to as the Ulticom Sale). Ulticom was a reportable segment prior to its sale. The results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in our condensed consolidated statements of operations for all fiscal periods presented, and the assets and liabilities of Ulticom are reflected in discontinued operations in our condensed consolidated balance sheets as of July 31, 2010 and January 31, 2010. See note 15 to the condensed consolidated financial statements included in this Quarterly Report.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	July 31, 2010	January 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$406,672	$561,682
Restricted cash and bank time deposits	77,700	69,984
Auction rate securities	—	35,846
Accounts receivable, net of allowance of $17,016 and $16,877, respectively	310,285	310,221
Inventories, net	81,577	81,004
Deferred cost of revenue	63,934	59,412
Deferred income taxes	50,437	49,554
Prepaid expenses and other current assets	105,633	132,768
Receivables from affiliates	—	269
Current assets of discontinued operations	93,671	97,101

Total current assets	1,189,909	1,397,841
Property and equipment, net	93,783	99,541
Goodwill	961,409	953,397
Intangible assets, net	213,255	231,751
Deferred cost of revenue	166,206	194,300
Deferred income taxes	16,116	16,497
Auction rate securities	69,349	78,804
Other assets	104,418	119,420
Noncurrent assets of discontinued operations	8,624	9,660

Total assets	$2,823,069	$3,101,211

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$391,141	$450,680
Deferred revenue	609,787	632,674
Deferred income taxes	12,584	11,770
Bank loans	—	22,678
Litigation settlement	43,837	61,100
Income taxes payable	34,760	10,061
Other current liabilities	60,866	48,624
Current liabilities of discontinued operations	8,831	9,542

Total current liabilities	1,161,806	1,247,129
Convertible debt obligations	2,195	2,195
Bank loans	598,234	598,234
Deferred revenue	301,169	355,226
Deferred income taxes	30,241	32,156
Other long-term liabilities	310,916	351,192
Noncurrent liabilities of discontinued operations	4,036	5,357

Total liabilities	2,408,597	2,591,489

Commitments and contingencies

Equity:
Comverse Technology, Inc. shareholders’ equity:
Common stock, $0.10 par value - authorized, 600,000,000 shares; issued, 204,488,040 and 204,228,369 shares, respectively; outstanding, 204,278,286 and 204,073,385 shares, respectively	20,448	20,422
Treasury stock, at cost, 209,754 and 154,984 shares, respectively	(2,058)	(1,578)
Additional paid-in capital	2,001,500	1,959,701
Accumulated deficit	(1,681,364)	(1,575,316)
Accumulated other comprehensive income	4,260	19,257

Total Comverse Technology, Inc. shareholders’ equity	342,786	422,486
Noncontrolling interest	71,686	87,236

Total equity	414,472	509,722

Total liabilities and equity	$2,823,069	$3,101,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Revenue:
Product revenue	$184,576	$143,443	$348,531	$319,843
Service revenue	225,666	231,275	418,599	443,123

Total revenue	410,242	374,718	767,130	762,966

Costs and expenses:
Product costs	74,257	56,512	140,637	125,676
Service costs	113,601	112,014	223,825	224,384
Selling, general and administrative	171,257	173,620	362,380	328,701
Research and development, net	63,307	67,002	130,204	133,094
Other operating (income) expenses:
Litigation settlements	(150)	—	(150)	—
Restructuring charges	1,020	1,652	6,976	13,432

Total costs and expenses	423,292	410,800	863,872	825,287

Loss from operations	(13,050)	(36,082)	(96,742)	(62,321)

Interest income	1,008	2,094	2,002	4,649
Interest expense	(6,053)	(7,203)	(12,221)	(14,093)
Other income (expense), net	3,938	(7,370)	5,615	(13,573)

Loss before income tax provision	(14,157)	(48,561)	(101,346)	(85,338)

Income tax provision	(2,604)	(12,630)	(2,226)	(24,264)

Net loss from continuing operations	(16,761)	(61,191)	(103,572)	(109,602)

(Loss) income from discontinued operations, net of tax	(1,413)	18,531	(3,053)	34,654

Net loss	(18,174)	(42,660)	(106,625)	(74,948)

Less: Net (income) loss attributable to noncontrolling interest	(5,999)	(895)	577	(10,106)

Net loss attributable to Comverse Technology, Inc.	$(24,173)	$(43,555)	$(106,048)	$(85,054)

Weighted average common shares outstanding:
Basic and Diluted	205,248,892	204,532,916	205,068,754	204,420,744

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic and Diluted (loss) earnings per share
Continuing operations	$(0.12)	$(0.30)	$(0.51)	$(0.59)
Discontinued operations	(0.00)	0.09	(0.01)	0.17

Basic and Diluted loss per share	$(0.12)	$(0.21)	$(0.52)	$(0.42)

Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(23,173)	$(62,252)	$(103,824)	$(120,167)
(Loss) income from discontinued operations, net of tax	(1,000)	18,697	(2,224)	35,113

Net loss attributable to Comverse Technology, Inc.	$(24,173)	$(43,555)	$(106,048)	$(85,054)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended July 31,
	2010	2009
Cash flows from operating activities:
Net cash used in operating activities - continuing operations	$(158,609)	$(36,541)
Net cash (used in) provided by operating activities - discontinued operations	(1,743)	62

Net cash used in operating activities	(160,352)	(36,479)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	54,534	149,136
Acquisition of businesses, net of cash acquired	(15,292)	(96)
Purchase of property and equipment	(10,170)	(13,127)
Capitalization of software development costs	(858)	(1,258)
Net change in restricted cash and bank time deposits	9,084	(9,909)
Settlement of derivative financial instruments not designated as hedges	(11,147)	(8,057)
Other, net	208	(152)

Net cash provided by investing activities - continuing operations	26,359	116,537
Net cash provided by investing activities - discontinued operations	54,766	9,698

Net cash provided by investing activities	81,125	126,235

Cash flows from financing activities:
Debt issuance costs	(3,688)	(152)
Repurchase of convertible debt obligations	—	(417,282)
Repayment of bank loans and long-term debt and other financing obligations	(22,679)	(5,988)
Repurchase of common stock	(480)	(158)
Net proceeds (payments) from issuance (repurchase) of common stock by subsidiaries	7,504	(50)
Dividends paid to noncontrolling interest	—	(2,142)

Net cash used in financing activities - continuing operations	(19,343)	(425,772)
Net cash provided by (used in) financing activities - discontinued operations	156	(64,319)

Net cash used in financing activities	(19,187)	(490,091)

Effects of exchange rates on cash and cash equivalents	(2,965)	7,288

Net decrease in cash and cash equivalents	(101,379)	(393,047)
Cash and cash equivalents, beginning of period including cash of discontinued operations	574,872	1,078,927

Cash and cash equivalents, end of period including cash of discontinued operations	$473,493	$685,880
Less: Cash and cash equivalents of discontinued operations at end of period	(66,821)	(17,917)

Cash and cash equivalents, end of period	$406,672	$667,963

Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$2,741	$1,023

Inventory transfers to property and equipment	$326	$2,835

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

Ulticom

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (“Platinum Equity”) on December 3, 2010 (the “Ulticom Sale”). Ulticom was a reportable segment of the Company prior to its sale. The results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statements of operations for all fiscal periods presented, and the assets and liabilities of Ulticom are reflected in discontinued operations in the Company’s condensed consolidated balance sheets as of July 31, 2010 and January 31, 2010 (see Note 15, Discontinued Operations).

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (the “2009 Form 10-K”). The condensed consolidated statements of operations and cash flows for the periods ended July 31, 2010 and 2009, and the condensed consolidated balance sheet as of July 31, 2010 are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. The condensed consolidated balance sheet as of January 31, 2010 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (the “2010 Form 10-K”). Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2009 Form 10-K and the 2010 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results. The results for the fiscal year ended January 31, 2011 are presented in the 2010 Form 10-K. Where appropriate, we have provided information for events which have occurred subsequent to July 31, 2010 to enable the reader to better understand these condensed consolidated financial statements in the context of more current events. See Note 21, Subsequent Events, for a description of certain such events.

Principles of Consolidation

The accompanying condensed consolidated financial statements include CTI and its wholly-owned subsidiaries and its controlled and majority-owned subsidiaries, which include Verint Systems (in which CTI owned 53.6% of the common stock and held 63.2% of the voting power as of July 31, 2010), and Starhome B.V. (64.1% owned as of July 31, 2010). Ulticom, Inc. was a majority-owned subsidiary prior to its sale on December 3, 2010 (66.4% owned as of July 31, 2010). On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering. CTI continues to retain a majority interest in Verint Systems following the offering. For controlled subsidiaries that are not wholly-owned, the noncontrolling interest is included as a separate component of “Net loss” in the condensed consolidated statements of operations and “Total equity” in the condensed consolidated balance sheets. Verint Systems holds a 50% equity interest in a consolidated variable interest entity in which it is the primary beneficiary.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented During The Six Months Ended July 31, 2010

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

Standards Implemented For Fiscal Periods Ended Subsequent to July 31, 2010

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

3. INVESTMENTS

The following is a summary of available-for-sale securities as of July 31, 2010 and January 31, 2010:

	July 31, 2010
		Included in Accumulated Other Comprehensive Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Long-term:
Auction rate securities - Corporate issuers	$61,200	$3,751	$—	$(57,321)	$7,630
Auction rate securities - Student loans	72,300	13,790	—	(24,371)	61,719

Total long-term investments	$133,500	$17,541	$—	$(81,692)	$69,349

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

Investments with original maturities of three months or less, when purchased, are included in “Cash and cash equivalents,” in “Restricted cash and bank time deposits” or in long-term restricted cash (long-term restricted cash is classified within “Other assets”) in the condensed consolidated balance sheets. Such investments are not reflected in the tables above as of July 31, 2010 or January 31, 2010 and include commercial paper, money market funds and U.S. government agency securities totaling $176.6 million and $236.6 million as of July 31, 2010 and January 31, 2010, respectively.

As of July 31, 2010, all the ARS (all of which were held by CTI as of such dates) were restricted pursuant to the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009, as amended on June 19, 2010. All cash proceeds from sales and redemptions of ARS (other than ARS that were held in an account with UBS) (including interest thereon) received after the original date of the settlement agreement, were also restricted (see Note 20, Commitments and Contingencies).

For ARS that the Company determined it could not assert its intent to hold such ARS until their fair value recovered to amortized cost, the Company recorded other-than-temporary impairment charges of $0.3 million, and $0.4 million during the three and six months ended July 31, 2010, respectively, and $3.6 million and $6.6 million during the three and six months ended July 31, 2009, respectively, as a component of “Other income (expense), net” in the condensed consolidated statements of operations.

There were no investments in unrealized loss positions as of July 31, 2010 and January 31, 2010.

The Company sold investments for proceeds of $34.3 million and $54.5 million for the three and six months ended July 31, 2010, respectively, and of $0.3 million and $149.1 million for the three and six months ended July 31, 2009, respectively.

The gross realized gains and losses on the Company’s investments for the three and six months ended July 31, 2010 and 2009 are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
	(In thousands)
2010	$13,986	$—	$22,090	$—

2009	$143	$—	$171	$—

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The components of other comprehensive income related to available-for-sale securities are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands)
Accumulated OCI related to available-for-sale securities, beginning of the period	$22,387	$13,930	$25,663	$10,302
Unrealized gains on available-for-sale securities	1,275	2,578	2,713	7,499
Reclassification adjustment for gains included in net loss	(10,042)	(61)	(15,362)	(185)

Unrealized (losses) gains on available-for-sale securities, before tax	(8,767)	2,517	(12,649)	7,314
Other comprehensive income attributable to noncontrolling interest	45	59	24	98
Deferred income tax benefit (provision)	82	116	709	(1,092)

Unrealized (losses) gains on available-for-sale securities, net of tax	(8,640)	2,692	(11,916)	6,320

Accumulated OCI related to available-for-sale securities, end of the period	$13,747	$16,622	$13,747	$16,622

4. INVENTORIES, NET

Inventories as of July 31, 2010 and January 31, 2010, respectively, consist of:

	July 31, 2010	January 31, 2010
	(In thousands)

Raw materials	$57,629	$51,578
Work in process	46,402	47,779
Finished goods	9,140	8,448

Total inventories	113,171	107,805
Less: reserves for excess and obsolete inventory	(31,594)	(26,801)

Inventories, net	$81,577	$81,004

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

Verint recorded the acquisition-date estimated fair value of the contingent consideration of $3.2 million as a component of the purchase price of Iontas. The acquisition-date fair value of the contingent consideration was measured based on the probability-adjusted present value of the contingent consideration expected to be earned and transferred. The fair value of the contingent consideration was remeasured as of July 31, 2010 at $3.3 million, and the change in the fair value of the contingent consideration between the acquisition date and July 31, 2010 was recorded within “Selling, general and administrative expenses” in the Company’s condensed consolidated statements of operations. The fair value of the contingent consideration was then remeasured as of January 31, 2011 at $3.5 million. During the three months ended April 30, 2011, $2.0 million of the previously recorded contingent consideration was paid to the former shareholders of Iontas. The estimated fair value of the remaining contingent consideration was

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

$1.6 million as of April 30, 2011. The $0.1 million change in the fair value of this contingent consideration for the three months ended April 30, 2011 was recorded within “Selling, general and administrative expenses” for that fiscal period.

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

Among the factors that contributed to the recognition of goodwill in this transaction were the expansion of Verint’s desktop analytical capabilities and suite of products and services and the addition of an assembled workforce.

Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million, including $0.5 million incurred during the six months ended July 31, 2010, and were expensed as incurred.

Revenue from Iontas for the three and six months ended July 31, 2010 was not material.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

6. GOODWILL

The changes in the carrying amount of goodwill in the Comverse, Verint and All Other segments for the six months ended July 31, 2010 are as follows:

	Comverse	Verint	All Other (1)	Total
	(In thousands)
For the Six Months Ended July 31, 2010
Goodwill, gross at January 31, 2010	$312,142	$790,151	$7,559	$1,109,852
Accumulated impairment losses at January 31, 2010	(156,455)	—	—	(156,455)

Goodwill, net, at January 31, 2010	155,687	790,151	7,559	953,397
Acquisition of Iontas Limited	—	12,899	—	12,899
Effect of changes in foreign currencies and other	(217)	(4,670)	—	(4,887)

Goodwill, net, at July 31, 2010	$155,470	$798,380	$7,559	$961,409

Balance at July 31, 2010
Goodwill, gross at July 31, 2010	$311,925	$798,380	$7,559	$1,117,864
Accumulated impairment losses at July 31, 2010	(156,455)	—	—	(156,455)

Goodwill, net, at July 31, 2010	$155,470	$798,380	$7,559	$961,409

(1)	The amount of goodwill in the “All Other” segment is attributable to Starhome.

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. For the six months ended July 31, 2010, the Company identified circumstances that required goodwill to be tested for impairment prior to the November 1, 2010 annual impairment testing date due to the Comverse reporting unit experiencing continued operating losses and cash outflows. As a result, the Company performed an interim impairment test of goodwill for its Comverse reporting unit as of July 31, 2010 and determined, similar to the result of the impairment tests performed as of November 1, 2010 and February 1, 2011, that the fair value of the Comverse reporting unit exceeded its carrying value and goodwill was not impaired as of that date.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

7. INTANGIBLE ASSETS, NET

Acquired intangible assets as of July 31, 2010 and January 31, 2010 are as follows:

	Useful Life	July 31, 2010	January 31, 2010
		(In thousands)
Gross carrying amount:
Acquired technology	5 to 7 years	$158,961	$152,629
Customer relationships	3 to 10 years	232,964	233,975
Trade names	1 to 10 years	12,906	12,951
Non-competition agreements	1 to 10 years	3,689	3,429
Distribution network	10 years	2,440	2,440

		410,960	405,424
Accumulated amortization:
Acquired technology		98,725	87,124
Customer relationships		83,816	72,658
Trade names		11,727	10,824
Non-competition agreements		2,451	2,203
Distribution network		986	864

		197,705	173,673

Total		$213,255	$231,751

Amortization of intangible assets was $12.2 million and $24.4 million for the three and six months ended July 31, 2010, respectively, and $13.1 million and $26.5 million for the three and six months ended July 31, 2009, respectively. There was no impairment of finite-lived intangible assets for the three and six months ended July 31, 2010 and 2009.

8. RESTRUCTURING

The Company reviews its business, manages costs and aligns resources with market demand and in conjunction with various acquisitions. As a result, the Company has taken several actions to reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions. In addition to existing restructuring initiatives, Comverse’s management had approved one restructuring initiative during the six months ended July 31, 2010.

First Quarter 2010 Restructuring Initiatives

During the three months ended April 30, 2010, Comverse’s management approved a restructuring plan to eliminate staff positions and close certain facilities in order to more appropriately streamline Comverse’s activities. The aggregate cost of the plan was $7.0 million, of which severance-related and facilities-related costs of $5.8 million and $1.0 million, respectively, were recorded during the six months ended July 31, 2010 with the remaining $0.2 million of charges recorded during the remainder of the fiscal year ended January 31, 2011. Severance-related and facilities-related costs of $5.4 million and $0.5 million, respectively, were paid during the six months ended July 31, 2010. Severance-related and facilities-related costs of $0.6 million and $0.4 million, respectively, were paid during the remainder of the fiscal year ended January 31, 2011, with the remaining costs of $0.1 million expected to be substantially paid by January 31, 2012.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The rollforward of the workforce reduction and restructuring activities under various plans is presented below:

	Comverse First Quarter 2010 Initiative		Comverse 2009 Initiative		Pre 2009 Initiatives		Verint Initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Six Months Ended July 31, 2010
January 31, 2010	$—	$—	$342	$423	$357	$4,064	$116	$—	$5,302

Charges	5,779	1,006	38	12	(31)	172	—	—	6,976
Paid or utilized	(5,366)	(530)	(368)	(360)	12	(2,357)	(116)	—	(9,085)

July 31, 2010	$413	$476	$12	$75	$338	$1,879	$—	$—	$3,193

	Comverse 2009 Initiative		Pre 2009 Initiatives		Verint Initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Other (1) initiatives	Total
	(In thousands)
For the Six Months Ended July 31, 2009
January 31, 2009	$—	$—	$1,746	$8,670	$537	$—	$4	$10,957

Charges	11,558	986	93	933	24	—	128	13,722
Change in assumptions	—	—	(47)	(243)	—	—	—	(290)
Paid or utilized	(9,341)	(254)	(1,379)	(2,648)	(543)	—	(132)	(14,297)

July 31, 2009	$2,217	$732	$413	$6,712	$18	$—	$—	$10,092

(1)	Includes costs and payments associated with initiatives implemented at Starhome.

9. DEBT

As of July 31, 2010 and January 31, 2010, debt is comprised of the following:

	July 31, 2010	January 31, 2010
	(In thousands)
Convertible debt obligations	$2,195	$2,195
Term loan	583,234	605,912
Revolving credit facility	15,000	15,000

Total debt	$600,429	$623,107

Less: current portion	—	22,678

Total long-term debt	$600,429	$600,429

Convertible Debt Obligations

As of July 31, 2010 and January 31, 2010, CTI had $2.2 million aggregate principal amount of outstanding Convertible Debt Obligations (the “Convertible Debt Obligations”). The Convertible Debt Obligations are not secured by any assets of the Company and are not guaranteed by any of CTI’s subsidiaries.

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

Verint Credit Facilities

On May 25, 2007, Verint entered into a credit agreement with a group of banks to fund a portion of the acquisition of Witness Systems Inc. (“Witness”). On April 29, 2011, Verint (i) entered into a credit agreement (the “New Credit Agreement”) with a group of lenders (the “Lenders”) and Credit Suisse AG, as administrative agent and collateral agent for the Lenders (in such capacities, the “Agent”), and (ii) terminated the credit agreement, dated May 25, 2007 (the “Prior Facility”). The discussion below relates to the Prior Facility which was in effect during the six months ended July 31, 2010. For a discussion of the terms of the New Credit Agreement (see Note 21, Subsequent Events).

Prior Facility

The Prior Facility provided for a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving credit facility that were scheduled to mature on May 25, 2014 and May 25, 2013, respectively.

Verint’s $25.0 million revolving credit facility was effectively reduced to $15.0 million during the fiscal quarter ended October 31, 2008, in connection with the bankruptcy of Lehman Brothers and the related subsequent termination of its revolving commitment under the Prior Facility in June 2009. In July 2010, the Prior Facility was amended, as discussed further below. As part of the amendments, the borrowing capacity under the revolving credit facility was increased to $75.0 million. During the three months ended January 31, 2009, Verint borrowed the full $15.0 million then available under the revolving credit facility, which Verint repaid during the fiscal quarter ended January 31, 2011.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

On May 25, 2007, concurrently with entry into the Prior Facility, Verint entered into a pay-fixed/receive-variable interest rate swap agreement with a multinational financial institution with a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan (see Note 10, Derivatives and Financial Instruments, for further details regarding the interest rate swap agreement). The original term of the interest rate swap agreement extended through May 2011. However, on July 30, 2010, Verint terminated the interest rate swap agreement in exchange for a payment of $21.7 million to the counterparty, made on August 3, 2010, representing the approximate present value of the expected remaining quarterly settlement payments Verint otherwise would have owed under the interest rate swap agreement. This obligation was reflected within “Other current liabilities” as of July 31, 2010.

Verint incurred interest expense on borrowings under the Prior Facility of $4.9 million and $10.3 million during the three and six months ended July 31, 2010, respectively, and $5.7 million and $11.5 million during the three and six months ended July 31, 2009, respectively. Verint also recorded $0.8 million and $1.3 million during the three and six months ended July 31, 2010, respectively, for amortization of its deferred debt issuance cost, which is reported within interest expense, inclusive of a $0.3 million write-off associated with the $22.1 million term loan principal payment made in May 2010. Amortization of Verint’s deferred debt issuance costs during the three and six months ended July 31, 2009 was $0.5 million and $1.0 million, respectively.

As of July 31, 2010, the interest rates on the term loan and the revolving credit facility were 5.25% and 6.00%, respectively. The interest rate on the revolving credit facility reset to 5.25% as of August 4, 2010. The interest rate on both the term loan and the revolving credit facility was 3.49% as of January 31, 2010. The higher interest rates as of July 31, 2010 reflect, among other things, the impact of the July 2010 amendments discussed above.

Comverse Ltd. Lines of Credit

As of January 31, 2010, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $25.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2010 this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million. In December 2010, this line of credit was further decreased to $10.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $10.0 million. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $20.0 million. As of July 31, 2010 and January 31, 2010, Comverse Ltd. had utilized $7.0 million and $7.7 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

As of January 31, 2010, Comverse Ltd. had an additional line of credit with a bank for $20.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

$15.0 million. In December 2010, Comverse Ltd. borrowed and repaid $6.0 million under the line of credit. In January 2011, Comverse Ltd. borrowed $6.0 million under the line of credit, which was repaid during the three months ended April 30, 2011. As of July 31, 2010 and January 31, 2010, Comverse Ltd. had no outstanding borrowings under the line of credit, but had utilized $9.4 million and $9.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as disclosed above, the lines of credit have no financial covenant provisions. These cash balances required to be maintained with the banks were classified within the condensed consolidated balance sheets as “Restricted cash and bank time deposits” as of July 31, 2010 and January 31, 2010.

10. DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company entered into derivative arrangements to manage a variety of risk exposures during the six months ended July 31, 2010 and 2009, including interest rate risk associated with Verint’s Prior Facility and foreign currency risk related to forecasted foreign currency denominated payroll costs at the Company’s Comverse, Verint and Starhome subsidiaries. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.

All derivatives outstanding as of July 31, 2010 are short-term in nature and generally have maturities of no longer than twelve months. As of July 31, 2010, Verint had several contracts which extended beyond twelve months, settling at various dates through February 2012.

Forward Contracts

During the six months ended July 31, 2010 and 2009, Comverse entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekels (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income or loss. Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations.

Verint periodically enters into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates primarily relating to compensation and related expenses denominated in currencies other than USD, primarily the NIS and Canadian dollar. Verint’s joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in USD. Verint also periodically utilizes foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency. These foreign currency forward contracts generally have maturities of no longer than twelve months. Certain of these foreign currency forward contracts were not designated as hedging instruments under the FASB’s guidance and, therefore, gains and losses from changes in their fair values were reported in “Other income (expense), net” in the condensed consolidated statements of operations. Changes in the fair value of effective forward contracts qualifying for cash flow hedge accounting under the FASB’s guidance are recorded as part of other comprehensive income or loss. Such amounts are reclassified to the consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations.

During the six months ended July 31, 2010 and 2009, Starhome entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates mainly relating to payroll costs denominated in the NIS. Certain of these foreign currency forward contracts were not designated as hedging instruments, and therefore, gains and losses from changes in their fair values were reported in “Other income (expense), net” in the condensed consolidated statements of operations.

Interest Rate Swap Agreement

On May 25, 2007, concurrently with entry into its Prior Facility, Verint executed a pay-fixed/receive-variable interest rate swap agreement with a multinational financial institution to mitigate a portion of the risk associated with variable interest rates on the term loan under the Prior Facility, under which Verint paid fixed interest at 5.18% and received variable interest equal to three-month LIBOR on a notional amount of $450.0 million. The original term of the interest rate swap agreement extended through May 2011, and cash settlements with the counterparty occurred on a quarterly basis. The interest rate swap agreement was not designated as a

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

hedging instrument under derivative accounting guidance, and gains and losses from changes in its fair value were therefore reported in “Other income (expense), net” in the condensed consolidated statements of operations. On July 30, 2010, Verint terminated the interest rate swap agreement in exchange for a payment of $21.7 million to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments Verint otherwise would have owed under the interest rate swap agreement. This obligation was paid on August 3, 2010.

The following tables summarize the Company’s derivative positions and their respective fair values as of July 31, 2010 and January 31, 2010:

	July 31, 2010
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets

Derivatives not designated as hedging instruments
Short-term foreign currency forward	$27,822	Prepaid expenses and other current assets	$510

Derivatives designated as hedging instruments
Short-term foreign currency forward	105,863	Prepaid expenses and other current assets	825

Total assets			$1,335

Liabilities

Derivatives not designated as hedging instruments
Short-term foreign currency forward	6,404	Other current liabilities	$151

Total liabilities			$151

	January 31, 2010
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives not designated as hedging instruments
Short-term foreign currency forward	$11,079	Prepaid expenses and other current assets	$758

Derivatives designated as hedging instruments
Short-term foreign currency forward	93,015	Prepaid expenses and other current assets	864

Total assets			$1,622

Liabilities

Derivatives not designated as hedging instruments
Short-term interest rate swap (1)		Other current liabilities	$20,988
Short-term foreign currency forward	26,500	Other current liabilities	598
Long-term interest rate swap (1)		Other long-term liabilities	8,824

Derivatives designated as hedging instruments
Short-term foreign currency forward	5,187	Other current liabilities	38

Total liabilities			$30,448

(1)	The total notional amount of the interest rate swap was $450.0 million.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The following tables summarize the Company’s classification of gains and losses on derivative instruments for the three and six months ended July 31, 2010 and 2009:

Type of Derivative	Three Months Ended July 31, 2010
	Gain (Loss)
	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
		(In thousands)

Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(55)
Interest rate swap	—	—	(1,501)

Derivatives designated as hedging instruments
Foreign currency forward	(1,379)	(427)	—

Total	$(1,379)	$(427)	$(1,556)

Type of Derivative	Three Months Ended July 31, 2009
	Gain (Loss)
	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)

Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(402)
Interest rate swap	—	—	(2,886)

Derivatives designated as hedging instruments
Foreign currency forward	8,978	2,020	—

Total	$8,978	$2,020	$(3,288)

(1)	Amounts reclassified from accumulated other comprehensive income into the statement of operations are classified as operating expenses.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Type of Derivative	Six Months Ended July 31, 2010
	Gain (Loss)
	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)

Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$296
Interest rate swap	—	—	(3,102)

Derivatives designated as hedging instruments
Foreign currency forward	(403)	(384)	—

Total	$(403)	$(384)	$(2,806)

Type of Derivative	Six Months Ended July 31, 2009
	Gain (Loss)
	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)

Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(260)
Interest rate swap	—	—	(6,571)

Derivatives designated as hedging instruments
Foreign currency forward	6,996	704	—

Total	$6,996	$704	$(6,831)

(1)	Amounts reclassified from accumulated other comprehensive income into the statement of operations are classified as operating expenses.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The components of other comprehensive income related to cash flow hedges are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the period	$1,684	$(3,694)	$785	$(3,028)
Unrealized (losses) gains on cash flow hedges	(1,396)	9,564	(384)	7,613
Reclassification adjustment for losses (gains) included in net loss	427	(2,020)	384	(704)

Unrealized (losses) gains on cash flow hedges, before tax	(969)	7,544	—	6,909
Other comprehensive income (loss) attributable to noncontrolling interest	17	(586)	(19)	(617)
Deferred income tax benefit (provision)	15	—	(19)	—

Unrealized (losses) gains on cash flow hedges, net of tax	(937)	6,958	(38)	6,292

Accumulated OCI related to cash flow hedges, end of the period	$747	$3,264	$747	$3,264

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three and six months ended July 31, 2010.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance as of July 31, 2010 and January 31, 2010:

	July 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$23,412	$—	$23,412
Money market funds (1)	142,811	—	—	142,811
U.S. Government agency securities (1)	—	10,352	—	10,352
Auction rate securities	—	—	69,349	69,349
Derivative assets	—	1,335	—	1,335

	$142,811	$35,099	$69,349	$247,259

Financial Liabilities:
Derivative liabilities	$—	$151	$—	$151
Contingent consideration liability recorded for business combination	—	—	3,306	3,306

	$—	$151	$3,306	$3,457

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	January 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$122,219	$—	$122,219
Money market funds (1)	114,387	—	—	114,387
Auction rate securities	—	—	114,650	114,650
Derivative assets	—	1,622	—	1,622

	$114,387	$123,841	$114,650	$352,878

Financial Liabilities:
Derivative liabilities	$—	$30,448	$—	$30,448

	$—	$30,448	$—	$30,448

(1)	As of July 31, 2010, $146.6 million of commercial paper, money market funds and U.S. government agency securities were classified in “Cash and cash equivalents” and $30.0 million of money market funds were classified in “Restricted cash and bank time deposits.” As of January 31, 2010, $210.5 million of commercial paper and money market funds were classified in “Cash and cash equivalents,” $9.0 million of money market funds were classified in “Restricted cash and bank time deposits” and $17.1 million of money market funds were classified in “Other assets” as long-term restricted cash.

The following table is a summary of changes in the fair value of the level 3 financial assets and liabilities, during the three and six months ended July 31, 2010 and 2009:

	Level Three Financial Assets and Liabilities
	Three Months Ended July 31,				Six Months Ended July 31,
	2010		2009		2010		2009
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
	(In thousands)				(In thousands)
Beginning balance	$98,529	$3,264	$122,510	$—	$114,650	$—	$120,265	$—
Sales and redemptions	(34,286)	—	(300)	—	(54,496)	—	(300)	—
Change in realized and unrealized gains included in other income, net	13,986	—	143	—	22,090	—	143	—
Change in unrealized (losses) gains included in other comprehensive income	(8,548)	—	2,810	—	(12,517)	—	7,966	—
Impairment charges	(332)	—	(3,642)	—	(378)	—	(6,553)	—
Change in fair value recorded in operating expenses	—	42	—	—	—	3,306	—	—

Ending balance	$69,349	$3,306	$121,521	$—	$69,349	$3,306	$121,521	$—

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Additionally, UBS had the right, at its discretion and at any time until July 2, 2012, to purchase the ARS from CTI at par value, which is defined as the price equal to the principal amount of the ARS plus accrued but unpaid dividends or interest, if any. Under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. UBS purchased from CTI, pursuant to its purchase right and upon the exercise of the UBS Put by CTI effective June 30, 2010, approximately $42.6 million and $9.0 million aggregate principal amount of ARS during the six months ended July 31, 2010 and the fiscal year ended January 31, 2010, respectively.

The Company had no recorded amounts in connection with the UBS Put subsequent to its exercise on June 30, 2010.

The UBS Put was carried at historical cost and assessed for impairment. The Company evaluated the UBS Put for impairment based on redemptions and changes in fair value of the related ARS subject to the UBS Put. During the three and six months ended July 31, 2010, the Company recorded $3.6 million and $6.7 million, respectively, of impairment charges related to the UBS Put which are classified in “Other income (expense), net.” There were no impairment charges for the three months ended July 31, 2009. The Company recorded $2.0 million of impairment charges related to the UBS Put for the six months ended July 31, 2009.

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

Verint’s Prior Facility

As of July 31, 2010 and January 31, 2010, the carrying amounts reported in the condensed consolidated balance sheets for Verint’s term loan were $583.2 million and $605.9 million, respectively. The estimated fair values of the outstanding term loan as of July 31, 2010 and January 31, 2010 were $557.0 million and $572.6 million, respectively, based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of Verint’s term loan. The fair value of the revolving credit facility was estimated to equal the principal amount outstanding as of July 31, 2010 and January 31, 2010.

12. SEVERANCE

Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The gross accrued severance liability as of July 31, 2010 and January 31, 2010 is $67.1 million and $68.6 million, respectively, and is included in “Other long-term liabilities” in the condensed consolidated balance sheets. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” as severance pay fund in the amounts of $46.6 million and $47.8 million as of July 31, 2010 and January 31, 2010, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

13. STOCK-BASED COMPENSATION

Stock-based compensation expense associated with awards made by CTI and its subsidiaries are included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Stock options:
Product costs	$27	$360	$427	$506
Service costs	344	1,024	1,523	1,702
Selling, general and administrative	995	4,077	8,217	5,638
Research and development	144	1,660	2,663	2,503

	1,510	7,121	12,830	10,349

Restricted/Deferred stock awards:
Product costs	221	168	460	275
Service costs	716	387	1,314	647
Selling, general and administrative	7,720	8,188	15,258	14,417
Research and development	829	875	1,891	1,467

	9,486	9,618	18,923	16,806

Total	$10,996	$16,739	$31,753	$27,155

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

During the three months and six months ended July 31, 2010, CTI granted DSU awards covering an aggregate of 366,000 shares and 1,379,000 shares, respectively, of CTI’s common stock to certain executive officers and key employees. The aggregate number of shares underlying DSU awards granted during the six months ended July 31, 2010 includes a DSU award covering 300,000 shares of CTI’s common stock granted to CTI’s then-President and Chief Executive Officer and a DSU award covering 150,000 shares of CTI’s common stock granted to CTI’s then-Executive Vice President and Chief Financial Officer.

During the three and six months ended July 31, 2009, CTI granted DSU awards covering an aggregate of 230,000 shares and 1,182,200 shares of CTI’s common stock, respectively, to certain executive officers and key employees.

As of July 31, 2010, stock options to purchase 12,528,431 shares of CTI’s common stock and Restricted Awards with respect to 2,249,820 shares of CTI’s common stock were outstanding and 5,531,162 shares of CTI’s common stock were available for future grant under CTI’s Stock Incentive Compensation Plans. In addition, as of July 31, 2010, CTI was committed to issue 983,281 shares of its common stock to holders of its vested Restricted Awards who had elected to defer delivery of such underlying shares.

The total fair value of Restricted Awards vested during the three and six months ended July 31, 2010 was $1.0 million and $7.3million, respectively. The total fair value of Restricted Awards vested during the three and six months ended July 31, 2009 was $1.5 million and $6.8 million, respectively. As of July 31, 2010, the unrecognized compensation expense related to unvested Restricted Awards was $16.3 million which is expected to be recognized over a weighted-average period of 2.3 years.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Outstanding stock options at July 31, 2010 include unvested stock options to purchase 458,602 shares of CTI’s common stock with a weighted-average grant date fair value of $2.34, an expected term of 4.0 years and a total fair value of $1.1 million. The unrecognized compensation cost related to the remaining unvested stock options to purchase CTI’s common stock was $0.9 million, which is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of stock options to purchase CTI’s common stock vested during the three and six months ended July 31, 2010 was $0.6 million. The fair value of stock options to purchase CTI’s common stock vested during the three and six months ended July 31, 2009 was $0.7 million and $1.5 million, respectively.

Verint

Stock Options

Verint Systems has not granted stock options subsequent to January 31, 2006. However, in connection with Verint’s acquisition of Witness on May 25, 2007, stock options to purchase Witness common stock were converted into stock options to purchase approximately 3.1 million shares of Verint Systems’ common stock.

Stock option exercises had been suspended during Verint’s extended filing delay period. Following the filing of certain delayed periodic reports with the SEC, Verint’s stock option holders were permitted to resume exercising vested stock options. During the three months ended July 31, 2010, approximately 726,000 shares of Verint Systems’ common stock were issued pursuant to stock option exercises, for total proceeds of $11.9 million. As of July 31, 2010, Verint Systems had approximately 3.2 million stock options outstanding, all of which were exercisable as of such date.

Restricted Stock Awards and Restricted Stock Units

Verint Systems periodically awards shares of restricted stock, as well as restricted stock units, to its directors, officers and other employees. These awards contain various vesting conditions, and are subject to certain restrictions and forfeiture provisions prior to vesting.

During the six months ended July 31, 2010, Verint Systems granted 1.0 million combined restricted stock awards and restricted stock units, all of which were granted during the three months ended April 30, 2010. During the three and six months ended July 31, 2009, Verint Systems granted 0.5 million and 1.8 million combined restricted stock awards and restricted stock units, respectively. An aggregate of 0.1 million of restricted stock awards and restricted stock units were forfeited during the six months ended July 31, 2009, and forfeitures of restricted stock awards and restricted stock units were not significant during the six months ended July 31, 2010. As of July 31, 2010 and 2009, Verint Systems had 2.9 million and 3.6 million of combined restricted stock awards and stock units outstanding, respectively.

As of July 31, 2010, there was approximately $21.0 million of total unrecognized compensation cost, net of estimated forfeitures related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over weighted-average periods of 0.8 years for restricted stock awards and 0.9 years for restricted stock units.

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

During the six months ended July 31, 2010, Verint Systems granted 0.2 million phantom stock units, all of which were granted during the three months ended April 30, 2010. For the three and six months ended July 31, 2009, Verint Systems granted 0.1 million and 0.4 million phantom stock units, respectively. Forfeitures in each period were not significant. Total cash payments made by Verint Systems upon vesting of phantom stock units were $5.2 million and $15.8 million for the three and six months ended July 31, 2010, respectively. Total cash payments made by Verint Systems upon vesting of phantom stock units were $0.1 million and $2.3 million for the three and six months ended July 31, 2009, respectively. The total accrued liabilities for phantom stock units were $8.8 million and $14.5 million as of July 31, 2010 and January 31, 2010, respectively.

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

Components of equity attributable to Comverse Technology, Inc.’s and its noncontrolling interest are as follows:

	Six Months Ended July 31, 2010			Six Months Ended July 31, 2009
	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)			(In thousands)
Balance, January 31	$422,486	$87,236	$509,722	$653,258	$109,929	$763,187
Comprehensive loss:
Net loss	(106,048)	(577)	(106,625)	(85,054)	10,106	(74,948)
Unrealized (losses) gains on available-for-sale securities, net of reclassification adjustments and tax	(11,916)	(24)	(11,940)	6,320	(98)	6,222
Unrealized (losses) gains for cash flow hedge positions, net of reclassification adjustments and tax	(38)	19	(19)	6,292	617	6,909
Foreign currency translation adjustment	(3,043)	(3,108)	(6,151)	14,419	10,526	24,945

Total comprehensive (loss) gain	(121,045)	(3,690)	(124,735)	(58,023)	21,151	(36,872)
Stock-based compensation expense	5,756	—	5,756	6,266	—	6,266
Impact from equity transactions of subsidiaries and other	36,069	(11,860)	24,209	988	15,245	16,233
Repurchase of common stock	(480)	—	(480)	(158)	—	(158)
Dividends to noncontrolling interest	—	—	—	—	(64,471)	(64,471)

Balance, July 31	$342,786	$71,686	$414,472	$602,331	$81,854	$684,185

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

The results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statements of operations for the three and six months ended July 31, 2010 and 2009.

The results of Ulticom’s operations included in discontinued operations for the three and six months ended July 31, 2010 and 2009 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands)
Total revenue	$8,709	$11,539	$16,695	$22,657
Loss before income tax (provision) benefit	(358)	(1,077)	(3,529)	(2,959)
Income tax (provision) benefit	(1,055)	237	476	770

Loss from discontinued operations, net of tax	(1,413)	(840)	(3,053)	(2,189)
Tax on discontinued operations	—	19,371	—	36,843

Total (loss) income from discontinued operations, net of tax	$(1,413)	$18,531	$(3,053)	$34,654

(Loss) income from discontinued operations, net of tax
Atributable to Comverse Technology, Inc.	(1,000)	18,697	(2,224)	35,113
Attributable to noncontrolling interest	(413)	(166)	(829)	(459)

Total	$(1,413)	$18,531	$(3,053)	$34,654

The Company had previously entered into transactions with Ulticom for the supply of circuit boards and it is expected these transactions will continue. The purchases made by the Company from Ulticom prior to the Ulticom Sale were $0.2 million and $0.6 million for the three and six months ended July 31, 2010, respectively, and $0.3 million and $0.8 million for the three and six months ended July 31, 2009, respectively. These amounts were eliminated in the condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The assets and liabilities of Ulticom presented in discontinued operations in the condensed consolidated balance sheets as of July 31, 2010 and January 31, 2010 were as follows:

	July 31, 2010	January 31, 2010
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$66,821	$13,190
Short-term investments	10,013	65,087
Accounts receivable, net of allowance of $154 and $138, respectively	8,670	10,361
Inventories, net	1,056	1,018
Deferred income taxes	921	855
Prepaid expenses and other current assets	6,190	6,590

Total current assets	93,671	97,101
Property and equipment, net	1,466	1,872
Other assets	7,158	7,788

Total assets	$102,295	$106,761

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$4,351	$6,597
Deferred revenue	4,480	2,945

Total current liabilities	8,831	9,542
Deferred revenue	3,495	3,682
Other long-term liabilities	541	1,675

Total liabilities	$12,867	$14,899

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

The calculation of loss per share attributable to Comverse Technology, Inc.’s shareholders for the three and six months ended July 31, 2010 and 2009 was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations attributable to Comverse Technology, Inc.-basic	$(23,173)	$(62,252)	$(103,824)	$(120,167)
Adjustment for subsidiary stock options	(59)	(1)	—	(24)

Net loss from continuing operations attributable to Comverse Technology, Inc.-diluted	$(23,232)	$(62,253)	$(103,824)	$(120,191)

Net (loss) income from discontinued operations, attributable to Comverse Technology, Inc.-basic and diluted	(1,000)	18,697	(2,224)	35,113

Denominator:
Basic and diluted weighted average common shares outstanding	205,249	204,533	205,069	204,421

Loss per share
Basic and diluted
Loss per share from continuing operations attributable to Comverse Technology, Inc.	$(0.12)	$(0.30)	$(0.51)	$(0.59)
(Loss) earnings per share from discontinued operations attributable to Comverse Technology, Inc.	$(0.00)	$0.09	$(0.01)	$0.17

Basic and diluted loss per share	$(0.12)	$(0.21)	$(0.52)	$(0.42)

As a result of the Company’s net loss attributable to Comverse Technology, Inc. during the three and six months ended July 31, 2010, the diluted loss per share attributable to Comverse Technology, Inc.’s shareholders computation excludes 0.6 million and 0.8 million of contingently issuable shares, respectively, and for the three and six months ended July 31, 2009, such computation excludes 0.7 million and 0.5 million of contingently issuable shares, respectively, because the effect would be antidilutive.

The FASB’s guidance requires contingently convertible instruments be included in diluted earnings per share, if dilutive, regardless of whether a market price trigger has been met. The Convertible Debt Obligations meet the definition of a contingently convertible instrument. The Convertible Debt Obligations were excluded from the computation of diluted earnings per share attributable to Comverse Technology, Inc.’s shareholders because the effect would be antidilutive for the three and six months ended July 31, 2010 and the three and six months ended July 31, 2009.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

For the six months ended July 31, 2010, the Company recorded an income tax provision of $2.2 million, which represents an effective tax rate of (2.2%). For the six months ended July 31, 2009, the Company recorded an income tax provision of $24.3 million, which represents an effective tax rate of (28.4%). The effective tax rates were negative due to the fact that the Company reported income tax expense on a consolidated pre-tax loss, primarily due to the mix of income and losses by jurisdiction. The Company did not record an income tax benefit on the loss for the period, primarily because it maintains a valuation allowance against certain of its U.S. and foreign net deferred tax assets. The income tax provision for the period is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the in the six months ended July 31, 2010 and 2009.

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

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of July 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were approximately $107.6 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of July 31, 2010 could decrease by approximately $3.9 million in the twelve months period following such date as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances, and the recognition of tax benefits. The Company’s income tax returns are subject to ongoing tax examinations in several jurisdictions in which the Company operates. The Company believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits. However, an estimate of such changes cannot reasonably be made.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. The Company recorded $1.9 million and $3.0 million of interest and penalties related to uncertain tax positions in its provision for income taxes for the three months ended July 31, 2010 and 2009, respectively. Accrued interest and penalties were $50.1 million and $46.2 million as of July 31, 2010 and January 31, 2010, respectively.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

The tables below present information about total revenue, total costs and expenses, (loss) income from operations, interest expense, depreciation and amortization, significant non-cash items, and segment performance for the three and six months ended July 31, 2010 and 2009:

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Three Months Ended July 31, 2010:

Revenue	$221,053	$180,676	$8,513	$—	$410,242
Intercompany revenue	494	—	205	(699)	—

Total revenue	$221,547	$180,676	$8,718	$(699)	$410,242

Total costs and expenses	$234,754	$156,877	$32,540	$(879)	$423,292

(Loss) income from operations	$(13,207)	$23,799	$(23,822)	$180	$(13,050)

Computation of segment performance:
Segment revenue	$221,547	$180,676	$8,718

Total costs and expenses	$234,754	$156,877	$32,540

Segment expense adjustments:
Stock-based compensation expense	541	8,035	2,420
Amortization of acquisition-related intangibles	4,653	7,558	—
Compliance-related professional fees	20,176	6,067	17,295
Compliance-related compensation and other expenses	1,064	—	5
Litigation settlements and related costs	—	—	15
Acquisition-related charges	—	324	—
Restructuring and integration charges	1,020	—	—
Other	20	540	392

Segment expense adjustments	27,474	22,524	20,127

Segment expenses	207,280	134,353	12,413

Segment performance	$14,267	$46,323	$(3,695)

Interest expense	$(125)	$(5,936)	$8	$—	$(6,053)

Depreciation and amortization	$(9,790)	$(12,054)	$(245)	$—	$(22,089)

Significant non-cash items (1)	$72	$180	$—	$—	$252

(1)	Significant non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Three Months Ended July 31, 2009:

Revenue	$195,197	$169,269	$10,252	$—	$374,718
Intercompany revenue	167	—	—	(167)	—

Total revenue	$195,364	$169,269	$10,252	$(167)	$374,718

Total costs and expenses	$233,071	$155,560	$22,649	$(480)	$410,800

(Loss) income from operations	$(37,707)	$13,709	$(12,397)	$313	$(36,082)

Computation of segment performance:
Segment revenue	$195,364	$169,269	$10,252

Total costs and expenses	$233,071	$155,560	$22,649

Segment expense adjustments:
Stock-based compensation expense	1,302	13,140	2,297
Amortization of acquisition-related intangibles	5,490	7,563	—
Compliance-related professional fees	31,882	10,203	3,504
Compliance-related compensation and other expenses	2,936	—	—
Litigation settlements and related costs	—	—	1,127
Acquisition-related charges	(14)	—	—
Restructuring and integration charges	1,641	11	—
Other	852	13	897

Segment expense adjustments	44,089	30,930	7,825

Segment expenses	188,982	124,630	14,824

Segment performance	$6,382	$44,639	$(4,572)

Interest expense	$(832)	$(6,369)	$(2)	$—	$(7,203)

Depreciation and amortization	$(12,849)	$(12,434)	$(224)	$—	$(25,507)

Significant non-cash items (1)	$169	$1	$11	$—	$181

(1)	Significant non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Six Months Ended July 31, 2010:

Revenue	$397,049	$353,289	$16,792	$—	$767,130
Intercompany revenue	1,069	—	407	(1,476)	—

Total revenue	$398,118	$353,289	$17,199	$(1,476)	$767,130

Total costs and expenses	$465,575	$333,472	$66,915	$(2,090)	$863,872

(Loss) income from operations	$(67,457)	$19,817	$(49,716)	$614	$(96,742)

Computation of segment performance:
Segment revenue	$398,118	$353,289	$17,199

Total costs and expenses	$465,575	$333,472	$66,915

Segment expense adjustments:
Stock-based compensation expense	782	26,005	4,966
Amortization of acquisition-related intangibles	9,312	15,130	—
Compliance-related professional fees	40,402	26,267	35,946
Compliance-related compensation and other expenses	866	—	5
Litigation settlements and related costs	—	—	110
Acquisition-related charges	—	831	—
Restructuring and integration charges	6,976	—	—
Other	(1,442)	553	481

Segment expense adjustments	56,896	68,786	41,508

Segment expenses	408,679	264,686	25,407

Segment performance	$(10,561)	$88,603	$(8,208)

Interest expense	$(329)	$(11,884)	$(8)	$—	$(12,221)

Depreciation and amortization	$(20,175)	$(23,952)	$(484)	$—	$(44,611)

Significant non-cash items (1)	$323	$223	$—	$—	$546

(1)	Significant non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Six Months Ended July 31, 2009:

Revenue	$399,475	$344,417	$19,074	$—	$762,966
Intercompany revenue	691	—	161	(852)	—

Total revenue	$400,166	$344,417	$19,235	$(852)	$762,966

Total costs and expenses	$489,274	$294,699	$42,932	$(1,618)	$825,287

(Loss) income from operations	$(89,108)	$49,718	$(23,697)	$766	$(62,321)

Computation of segment performance:
Segment revenue	$400,166	$344,417	$19,235

Total costs and expenses	$489,274	$294,699	$42,932

Segment expense adjustments:
Stock-based compensation expense	2,664	19,698	4,793
Amortization of acquisition-related intangibles	10,914	15,592	—
Compliance-related professional fees	48,151	16,765	6,569
Compliance-related compensation and other expenses	5,341	—	—
Litigation settlements and related costs	—	—	2,234
Acquisition-related charges	(103)	—	—
Restructuring and integration charges	13,280	24	128
Other	958	13	1,586

Segment expense adjustments	81,205	52,092	15,310

Segment expenses	408,069	242,607	27,622

Segment performance	$(7,903)	$101,810	$(8,387)

Interest expense	$(1,364)	$(12,722)	$(7)	$—	$(14,093)

Depreciation and amortization	$(25,892)	$(25,507)	$(513)	$—	$(51,912)

Significant non-cash items (1)	$1,710	$(134)	$19	$—	$1,595

(1)	Significant non-cash items consist primarily of write-offs and impairments of property and equipment.

19. RELATED PARTY TRANSACTIONS

Ulticom’s 2009 Special Cash Dividend and Stock Option Modification

In April 2009, Ulticom, Inc. paid a special cash dividend of $199.6 million to its shareholders, including CTI. Ulticom, Inc.’s minority shareholders were paid $64.3 million and an additional $0.2 million was payable to holders of deferred stock units awarded under Ulticom, Inc.’s equity incentive plan upon each issuance of common stock subject to such awards. As of July 31, 2010 $0.1 million remained payable to holders of the deferred stock units.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Sonus Networks, Inc.

Dr. Nottenburg, a member of CTI’s Board of Directors, served as the President and Chief Executive Officer of Sonus Networks, Inc., a telecommunications company, from June 13, 2008 until October 12, 2010. Sonus Networks, Inc. is a customer of Comverse and Verint. The Company had a well-established and ongoing business relationship with Sonus Networks, Inc. prior to the appointment of Dr. Nottenburg to CTI’s Board of Directors. For the six months ended July 31, 2010 and 2009, the revenue derived by Comverse from Sonus Networks, Inc. was de minimus. Comverse had no accounts receivable outstanding as of July 31, 2010. As of January 31, 2010, Comverse had accounts receivable from Sonus Networks, Inc. of $0.3 million. Verint derived no revenue from Sonus Networks, Inc. for the three and six months ended July 31, 2010 and 2009 and had no accounts receivable therefrom as of July 31, 2010 and January 31, 2010.

Verint Series A Convertible Perpetual Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (the “Securities Purchase Agreement”), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (“preferred stock”), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through July 31, 2010 and January 31, 2010, cumulative, undeclared dividends on the preferred stock were $39.2 million and $32.9 million, respectively. As of July 31, 2010 and January 31, 2010, the liquidation preference of the preferred stock was $332.2 million and $325.9 million, respectively.

Originally, the preferred stock did not confer on CTI voting rights and was not convertible into Verint Systems’ common stock. On October 5, 2010, Verint Systems’ stockholders approved in a special stockholders meeting the issuance of the Verint Systems’ common stock underlying the preferred stock and accordingly, on such date, the preferred stock became voting and convertible into Verint Systems’ common stock. Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. If it were convertible as of July 31, 2010 and January 31, 2010, the preferred stock could be converted into approximately 10.2 million and 10.0 million shares of Verint Systems’ common stock, respectively.

20. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company provides certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of July 31, 2010 and January 31, 2010, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $37.7 million as of July 31, 2010, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2012.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. As of July 31, 2010 and January 31, 2010, CTI had $29.9 million and $17.1 million of restricted cash received from sales or redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply, respectively. As a result of certain redemptions of ARS, through July 20, 2011, CTI had received net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million and, as a result, believes it is required to prepay $20.0 million of the remaining $112.5 million due under the settlement agreement on November 15, 2011 on or before October 18, 2011 (as $30.0 million of such net proceeds were used to fund the May 2011 payment).

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

As part of the amendment to the settlement agreement, the payment schedule under the settlement agreement was revised and the $51.5 million payment due on or before August 15, 2010 was reduced to $17.9 million (representing an agreed $21.5 million payment less a holdback of $3.6 million in respect of an anticipated Opt-Out Credit). Certain applicable provisions of the settlement agreement remained unchanged by the amendment. Pursuant to the amendment, CTI continued to be obligated to exercise the UBS Put on June 30, 2010 but was required to pay only such reduced payment using the proceeds received from the sales of the ARS held in an account with UBS, with any additional proceeds to remain with CTI. UBS purchased approximately $41.6 million in aggregate principal amount of ARS from CTI prior to June 30, 2010. Effective June 30, 2010, CTI exercised the UBS Put for the balance of $10.0 million aggregate principal amount of ARS that were subject to the UBS Put. As noted above, in July 2010, CTI paid $17.9 million to the plaintiff class as required under the settlement agreement, as amended.

In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use the proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. As of July 31, 2010 and January 31, 2010, the Company had $29.9 million and $26.1 million, respectively, of cash proceeds received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the consolidated shareholder class action settlement agreement. As of July 31, 2010, all cash proceeds were classified within “Restricted cash and bank time deposits.” As of January 31, 2010, $9.0 million received from sales of ARS held with UBS were classified in “Restricted cash and bank time deposits” and $17.1 million, including interest, were classified within “Other assets” as long-term restricted cash. As of April 30, 2011 and January 31, 2011, the Company had $34.0 million and $33.4 million, respectively, of cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply which were classified in “Restricted cash and bank time deposits.”

In addition, as part of the settlement of the shareholder derivative actions, CTI agreed to pay $9.4 million to cover the legal fees and expenses of the plaintiffs upon the settlements becoming final without any further appeal. The Company expected that these conditions will be satisfied during the fiscal year ended January 31, 2011 and, accordingly, as of July 31, 2010 and January 31, 2010, such payment was recorded within “Other current liabilities” in the condensed consolidated balance sheets. CTI paid such amount in October 2010.

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

The Company had accrued liabilities for this matter of $156.3 million and $173.6 million as of July 31, 2010 and January 31, 2010, respectively, and $146.1 million as of April 30, 2011 and January 31, 2011.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

Sale of Ulticom

On December 3, 2010, Ulticom, Inc. completed a merger with an affiliate of Platinum Equity Advisors LLC (see Note 15, Discontinued Operations).

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

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included in Item 15 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (or the 2009 Form 10-K) and the condensed consolidated financial statements and related notes included in this Quarterly Report. In addition, we note that this Quarterly Report has been filed by CTI after its due date, and that on May 31, 2011 and June 22, 2011 CTI filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (or the 2010 Form 10-K) and its Quarterly Report on Form 10-Q for the three months ended April 30, 2011 (or the 2011 Form 10-Q), respectively. Accordingly, we urge investors to review the 2010 Form 10-K, together with the audited consolidated financial statements and related notes included in Item 15 thereof, and the 2011 Form 10-Q and the condensed consolidated financial statements and related notes included therein, as these periodic reports reflect events that occurred subsequent to July 31, 2010. Percentage and amounts within this section may not calculate precisely due to rounding differences.

OVERVIEW

CTI is a holding company that conducts business through its subsidiaries, principally, Comverse, Inc., Verint Systems and Starhome, B.V. CTI’s reportable segments for the three months ended July 31, 2010 were:

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

Ulticom was a reportable segment prior to its sale on December 3, 2010. The results of operations of Ulticom are reported as discontinued operations for the three and six months ended July 31, 2010 and 2009. See note 15 to the condensed consolidated financial statements included in this Quarterly Report.

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

Segment performance is computed by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other insignificant gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with (a) our efforts to complete current and previously issued financial statements and audits of such financial statements and (b) our efforts to become current in our periodic reporting obligations under the federal securities laws. For additional information on how we apply segment performance to evaluate the operating results of our segments for each of the three and six months ended July 31, 2010 and 2009, see note 18 to the condensed consolidated financial statements included in this Quarterly Report.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Comverse
Segment revenue	$221,547	$195,364	$398,118	$400,166
Segment performance	$14,267	$6,382	$(10,561)	$(7,903)
Segment performance margin	6.4%	3.3%	(2.7%)	(2.0%)

Verint
Segment revenue	$180,676	$169,269	$353,289	$344,417
Segment performance	$46,323	$44,639	$88,603	$101,810
Segment performance margin	25.6%	26.4%	25.1%	29.6%

All Other
Segment revenue	$8,718	$10,252	$17,199	$19,235
Segment performance	$(3,695)	$(4,572)	$(8,208)	$(8,387)
Segment performance margin	(42.4%)	(44.6%)	(47.7%)	(43.6%)

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

Three and Six Months Ended July 31, 2010 Compared to Three and Six Months Ended July 31, 2009

Condensed Consolidated Results

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
	(Dollars in thousands, except per share data)

Total revenue	$410,242	$374,718	$35,524	9.5%	$767,130	$762,966	$4,164	0.5%

Loss from operations	(13,050)	(36,082)	23,032	(63.8%)	(96,742)	(62,321)	(34,421)	55.2%
Interest income	1,008	2,094	(1,086)	(51.9%)	2,002	4,649	(2,647)	(56.9%)
Interest expense	(6,053)	(7,203)	1,150	(16.0%)	(12,221)	(14,093)	1,872	(13.3%)
Other income (expense), net	3,938	(7,370)	11,308	(153.4%)	5,615	(13,573)	19,188	(141.4%)
Income tax provision	(2,604)	(12,630)	10,026	(79.4%)	(2,226)	(24,264)	22,038	(90.8%)

Net loss from continuing operations	(16,761)	(61,191)	44,430	(72.6%)	(103,572)	(109,602)	6,030	(5.5%)
(Loss) income from discontinued operations, net of tax	(1,413)	18,531	(19,944)	(107.6%)	(3,053)	34,654	(37,707)	(108.8%)

Net Loss	(18,174)	(42,660)	24,486	(57.4%)	(106,625)	(74,948)	(31,677)	42.3%

Less: Net (income) loss attributable to noncontrolling interest	(5,999)	(895)	(5,104)	N/M	577	(10,106)	10,683	(105.7%)

Net loss attributable to Comverse Technology, Inc.	$(24,173)	$(43,555)	$19,382	(44.5%)	$(106,048)	$(85,054)	$(20,994)	24.7%

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic and diluted (loss) earnings per share
Continuing operations	$(0.12)	$(0.30)	$0.18		$(0.51)	$(0.59)	$0.08

Discontinued operations	$(0.00)	$0.09	$(0.09)		$(0.01)	$0.17	$(0.18)

Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(23,173)	$(62,252)	$39,079		$(103,824)	$(120,167)	$16,343
(Loss) income from discontinued operations, net of tax	(1,000)	18,697	(19,697)		(2,224)	35,113	(37,337)

Net loss attributable to Comverse Technology, Inc.	$(24,173)	$(43,555)	$19,382		$(106,048)	$(85,054)	$(20,994)

Total Revenue

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Total revenue was $410.2 million for the three months ended July 31, 2010, an increase of $35.5 million, or 9.5%, compared to the three months ended July 31, 2009. The increase was primarily attributable to an increase in revenue at the Comverse segment of $25.9 million compared to the three months ended July 31, 2009. In addition, the Verint segment’s revenue for the three months ended July 31, 2010 increased by $11.4 million compared to the three months ended July 31, 2009.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Total revenue was $767.1 million for the six months ended July 31, 2010, an increase of $4.2 million, or 0.5%, compared to the six months ended July 31, 2009. The increase was primarily attributable to an increase in revenue at the Verint segment of $8.9 million for the six months ended July 31, 2010 compared to the six months ended July 31, 2009. The increase was offset by a decline in revenue at the Comverse segment of $2.4 million compared to the six months ended July 31, 2009.

Loss from Operations

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Loss from operations was $13.1 million for the three months ended July 31, 2010, a decrease in loss of $23.0 million, or 63.8%, compared to the three months ended July 31, 2009. The decrease was mainly due to:

•

a $35.5 million increase in total revenue, primarily attributable to the Comverse and Verint segments, that was partially offset by a related increase in cost of revenue of $19.3 million, primarily at the Comverse segment;

•

a $5.7 million decrease in stock-based compensation expense recorded in selling, general and administrative and research and development expenses for the three months ended July 31, 2010 compared to the three months ended July 31, 2009, primarily attributable to the Verint segment;

•	a $2.8 million decrease in rent and utilities, primarily attributable to the Comverse segment; and

•	a $2.1 million decrease in total compliance-related professional fees for the three months ended July 31, 2010 compared to the three months ended July 31, 2009.

These decreases were offset by a $4.8 million increase in personnel-related costs recorded in selling, general and administrative expenses and in research and development expenses, primarily attributable to the Verint segment.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Loss from operations was $96.7 million for the six months ended July 31, 2010, an increase of $34.4 million, or 55.2%, compared to the six months ended July 31, 2009. The increase was primarily attributable to:

•	a $31.1 million increase in compliance-related professional fees for the six months ended July 31, 2010 compared to the six months ended July 31, 2009;

•	a $14.4 million increase in cost of revenue, primarily attributable to the Comverse segment, and a decrease in revenue of $4.2 million; and

•

a $9.1 million increase in personnel-related costs recorded in selling, general and administrative and research and development expenses for the six months ended July 31, 2010, primarily attributable to the Verint segment.

These increases were partially offset by:

•	a $6.9 million decrease in agent and employee sales commissions primarily attributable to the Comverse segment;

•

a $6.5 million decrease in restructuring charges, primarily due to lower number of restructuring initiatives commenced by the Comverse segment for the six months ended July 31, 2010 compared to the six months ended July 31, 2009; and

•

a $5.4 million decrease in depreciation expense recorded in selling, general and administrative expenses and in research and development expenses at the Comverse and Verint segments, for the six months ended July 31, 2010 compared to the six months ended July 31, 2009.

Interest Income

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Interest income was $1.0 million for the three months ended July 31, 2010, a decrease of $1.1 million, or 51.9%, compared to the three months ended July 31, 2009. The decrease was primarily attributable to a $0.8 million decrease in interest income at the Comverse segment due to lower cash and cash equivalents during the three months ended July 31, 2010 compared to the three months ended July 31, 2009 and a $0.3 million decrease in interest income at CTI due to a lower principal amount of auction rate securities (or ARS) investments held compared to the three months ended July 31, 2009 due to sales and redemptions.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Interest income was $2.0 million for the six months ended July 31, 2010, a decrease of $2.6 million, or 56.9%, compared to the six months ended July 31, 2009. The decrease was primarily attributable to a $1.9 million decrease in interest income at the Comverse segment due to lower cash and cash equivalents during the six months ended July 31, 2010 compared to the six months ended July 31, 2009 and a $0.7 million decrease in interest income at CTI due to a lower principal amount of ARS investments held compared to the six months ended July 31, 2009 due to sales and redemptions.

Interest Expense

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Interest expense was $6.1 million for the three months ended July 31, 2010, a decrease of $1.2 million, or 16.0%, compared to the three months ended July 31, 2009. Interest expense declined at the Comverse and Verint segments for the three months ended July 31, 2010, primarily due to a decrease in Verint’s average variable interest debt balance and lower interest rate during that period.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Interest expense was $12.2 million for the six months ended July 31, 2010, a decrease of $1.9 million, or 13.3%, compared to the six months ended July 31, 2009. Interest expense declined at the Comverse and Verint segments for the six months ended July 31, 2010, primarily due to a decrease in Verint’s average variable interest debt balance and lower interest rate during that period.

Other Income (Expense), Net

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Other income, net was $3.9 million for the three months ended July 31, 2010, a change of $11.3 million compared to other expense, net of $7.4 million for the three months ended July 31, 2009. The change was primarily attributable to:

•	a $13.9 million increase in net realized gains recognized on investments;

•	a $3.3 million decrease in other-than-temporary impairment charges associated with our ARS; and

•	a $1.4 million decrease in net realized and unrealized losses on Verint’s interest rate swap.

This change was partially offset by a $3.6 million increase in net foreign currency losses and a $3.6 million increase in impairment charges attributable to the UBS Put for the three months ended July 31, 2010 with no corresponding losses or charges recorded for the three months ended July 31, 2009.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Other income, net was $5.6 million for the six months ended July 31, 2010, a change of $19.2 million compared to other expense, net of $13.6 million for the six months ended July 31, 2009. The change was primarily attributable a $21.9 million increase in net realized gains recognized on investments and a $6.2 million decrease in other-than-temporary impairment charges associated with our ARS. This change was partially offset by a $5.1 million increase in net foreign currency losses and a $4.7 million increase in impairment charges attributable to the UBS Put.

Income Tax Provision

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Income tax provision was $2.6 million for the three months ended July 31, 2010, representing an effective tax rate of (18.4%), compared to an income tax provision of $12.6 million, representing an effective tax rate of (26.0%) for the three months July 31, 2009. For the three months ended July 31, 2010 and 2009, the effective tax rates were negative due to the fact that we reported income tax expense on a consolidated pre-tax loss. We did not record an income tax benefit on the quarterly loss, primarily because we maintain a valuation allowance against certain of our U.S. and foreign net deferred tax assets as such deferred tax assets are not more likely than not to be realized. The tax provision for the quarter is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded during such period.

The change in our effective tax rate for the three months ended July 31, 2010, compared to the three months ended July 31, 2009 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Income tax provision was $2.2 million for the six months ended July 31, 2010, representing an effective tax rate of (2.2%), compared to income tax provision of $24.3 million, representing an effective tax rate of (28.4%) for the six months ended July 31, 2009. During the six months ended July 31, 2010 and 2009, the effective tax rates were negative due to the fact that we reported income tax expense on a consolidated pre-tax loss, primarily due to the mix of income and losses by jurisdiction. We did not record an income tax benefit on the loss for the period, primarily because we maintain a valuation allowance against certain of our U.S. and foreign net deferred tax assets. The income tax provision for the period is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the in the six months ended July 31, 2010 and 2009.

The change in our effective tax rate for the six months ended July 31, 2010, compared to the six months ended July 31, 2009 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.

(Loss) Income from Discontinued Operations, Net of Tax

Three Months Ended July 31, 2010 compared to the Three Months Ended July 31, 2009. Loss from discontinued operations, net of tax, was $1.4 million for the three months ended July 31, 2010, compared to $18.5 million income from discontinued operations, net of tax for the three months ended July 30, 2009. The change was primarily attributable to $19.4 million tax benefit allocated from continuing operations to discontinued operations for the three months ended July 31, 2009 with no corresponding allocation for the three months ended July 31, 2010.

Six Months Ended July 31, 2010 compared to the Six Months Ended July 31, 2009. Loss from discontinued operations, net of tax, was $3.1 million for the six months ended July 31, 2010, compared to $34.7 million income from discontinued operations, net of tax for the six months ended July 31, 2009. The change was primarily attributable to $36.8 million of tax benefit allocated from continuing operations to discontinued operations for the six months ended July 31, 2009 with no corresponding allocation for the six months ended July 31, 2010.

Net (Income) Loss Attributable to Noncontrolling Interest

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Net income attributable to noncontrolling interest was $6.0 million for the three months ended July 31, 2010, an increase of $5.1 million, compared to the three months ended July 31, 2009. The increase was primarily attributable to an increase in Verint’s net income for the three months ended July 31, 2010, compared to the three months ended July 31, 2009.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Net loss attributable to noncontrolling interest was $0.6 million for the six months ended July 31, 2010, a change of $10.7 million compared to net income attributable to noncontrolling interest of $10.1 million for the six months ended July 31, 2009. The change was primarily attributable to a change in Verint’s results from net income for the six months ended July 31, 2009 to net loss for the six months ended July 31, 2010.

Segment Results

Comverse

	Comverse
	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
	(Dollars in thousands)

Revenue:
Revenue	$221,053	$195,197	$25,856	13.2%	$397,049	$399,475	$(2,426)	(0.6%)
Intercompany revenue	494	167	327	195.8%	1,069	691	378	54.7%

Total revenue	221,547	195,364	26,183	13.4%	398,118	400,166	(2,048)	(0.5%)

Costs and expenses:
Cost of revenue	125,710	106,826	18,884	17.7%	242,891	229,333	13,558	5.9%
Intercompany purchases	145	205	(60)	(29.3%)	541	582	(41)	(7.0%)
Selling, general and administrative	68,222	79,905	(11,683)	(14.6%)	137,160	156,395	(19,235)	(12.3%)
Research and development, net	39,657	44,494	(4,837)	(10.9%)	78,007	89,684	(11,677)	(13.0%)
Other operating expenses	1,020	1,641	(621)	(37.8%)	6,976	13,280	(6,304)	(47.5%)

Total costs and expenses	234,754	233,071	1,683	0.7%	465,575	489,274	(23,699)	(4.8%)

Loss from operations	$(13,207)	$(37,707)	$24,500	(65.0%)	$(67,457)	$(89,108)	$21,651	(24.3%)

Computation of segment performance:
Segment revenue	$221,547	$195,364	$26,183	13.4%	$398,118	$400,166	$(2,048)	(0.5%)

Total costs and expenses	$234,754	$233,071	$1,683	0.7%	$465,575	$489,274	$(23,699)	(4.8%)
Segment expense adjustments:
Stock-based compensation expense	541	1,302	(761)	(58.4%)	782	2,664	(1,882)	(70.6%)
Amortization of acquisition-related intangibles	4,653	5,490	(837)	(15.2%)	9,312	10,914	(1,602)	(14.7%)
Compliance-related professional fees	20,176	31,882	(11,706)	(36.7%)	40,402	48,151	(7,749)	(16.1%)
Compliance-related compensation and other expenses	1,064	2,936	(1,872)	(63.8%)	866	5,341	(4,475)	(83.8%)
Acquisition-related charges	—	(14)	14	N/M	—	(103)	103	N/M
Restructuring and integration charges	1,020	1,641	(621)	(37.8%)	6,976	13,280	(6,304)	(47.5%)
Other	20	852	(832)	(97.7%)	(1,442)	958	(2,400)	(250.5%)

Segment expense adjustments	27,474	44,089	(16,615)	(37.7%)	56,896	81,205	(24,309)	(29.9%)

Segment expenses	207,280	188,982	18,298	9.7%	408,679	408,069	610	0.1%

Segment performance	$14,267	$6,382	$7,885	123.6%	$(10,561)	$(7,903)	$(2,658)	33.6%

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

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Revenue from customer solutions was $134.1 million for the three months ended July 31, 2010, an increase of $19.3 million, or 16.8%, compared to the three months ended July 31, 2009. The increase was attributable to increased demand for Comverse’s customer solutions primarily by Comverse’s larger customers located in regions in which general market conditions improved.

Revenue from BSS customer solutions was $44.2 million for the three months ended July 31, 2010, a decrease of $14.2 million, or 24.3%, compared to the three months ended July 31, 2009. Revenue from VAS customer solutions was $89.9 million for the three months ended July 31, 2010, an increase of $33.5 million, or 59.4%, compared to the three months ended July 31, 2009.

The decrease in revenue from BSS customer solutions was primarily attributable to (i) increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance, and (ii) lower volume of BSS projects during the three months ended July 31, 2010, resulting from reduced customer order activity in recent years due to the global economic weakness.

The increase in revenue from VAS customer solutions was primarily attributable to the completion of a number of key projects that were accepted by our customers. During the three months ended July 31, 2010, however, revenue from VAS customer solutions continued to be adversely affected by certain trends (referred to as the VAS market trends) primarily attributable to (i) the continuance of the weakness in the general market conditions in certain regions and the resulting lower levels of spending by telecommunication service providers located in such regions, (ii) the continued proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the continued maturation of the wireless services industry, particularly as it relates to voice-based services such as voicemail, resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, and (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets. Included in VAS customer solutions revenue was a decrease in revenue of $2.4 million attributable to Comverse’s Netcentrex reporting unit for the three months ended July 31, 2010 compared to the three months ended July 31, 2009. The decline in Netcentrex’ revenue was mainly due to continued weakness in market conditions, increased competition from low-cost service providers and resulting pricing pressures and significant reductions in orders by a key customer.

Maintenance revenue was $87.0 million for the three months ended July 31, 2010, an increase of $6.6 million, or 8.2%, compared to the three months ended July 31, 2009. This increase was primarily attributable to an increase in the installed base of BSS customer solutions.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Revenue from customer solutions was $237.5 million for the six months ended July 31, 2010, a decrease of $1.0 million, or 0.4%, compared to the six months ended July 31, 2009.

Revenue from BSS customer solutions was $83.0 million for the six months ended July 31, 2010, a decrease of $35.6 million, or 30.0%, compared to the six months ended July 31, 2009. Revenue from VAS customer solutions was $154.6 million for the six months ended July 31, 2010, an increase of $34.5 million, or 28.8%, compared to the six months ended July 31, 2009.

The decrease in revenue from BSS customer solutions was primarily attributable to (i) increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance, and (ii) lower volume of BSS projects during the six months ended July 31, 2010, resulting from reduced customer order activity in recent years due to the global economic weakness.

The increase in revenue from VAS customer solutions was primarily attributable to the completion of a number of key projects that were accepted by our customers. During the six months ended July 31, 2010, however, revenue from VAS customer solutions continued to be adversely affected by the VAS market trends discussed above. Included in VAS customer solutions revenue was a decrease in revenue of $3.9 million attributable to Comverse’s Netcentrex reporting unit for the six months ended July 31, 2010 compared to the six months ended July 31, 2009. The decline in Netcentrex’ revenue was mainly due to continued weakness in market conditions, increased competition from low-cost service providers and resulting pricing pressures and significant reductions in orders by a key customer.

Maintenance revenue was $159.5 million for the six months ended July 31, 2010, a decrease of $1.3 million, or 0.8%, compared to the six months ended July 31, 2009. This decrease was primarily attributable to pricing pressures on maintenance services and voice-related products that led to a decrease in the three months ended April 30, 2010. The decrease was partially offset by an increase in maintenance revenue, primarily attributable to an increase in the installed base of BSS customer solutions.

Revenue by Geographic Region

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 28%, 43%, and 29% of Comverse’s revenue, respectively, for the three months ended July 31, 2010 compared to approximately 27%, 55%, and 18% of Comverse’s revenue, respectively, for the three months ended July 31, 2009. The presentation of revenue by geographic region is based on the location of customers.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Revenue in the Americas, EMEA and APAC represented approximately 29%, 45%, and 26% of Comverse’s revenue, respectively, for the six months ended July 31, 2010 compared to approximately 26%, 55%, and 19% of Comverse’s revenue, respectively, for the six months ended July 31, 2009.

During the three and six months ended July 31, 2010, revenue by geographic region was impacted by the market conditions therein. Comverse’s revenue increased in North America and APAC, regions in which general market conditions improved. The increase in revenue in North America and APAC was primarily attributable to the completion of a number of key projects that were accepted by our customers. Europe continued to suffer from significant weakness in market conditions and, accordingly, Comverse’s European customers continued to closely monitor their costs and maintain lower levels of spending. As a result, Comverse’s revenue from its European customers declined during the three and six months ended July 31, 2010 compared to the three and six months ended July 31, 2009.

Foreign Currency Impact on Revenue

Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse’s revenue for the three and six months ended July 31, 2010 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the three months ended July 31, 2010 compared to the three months ended July 31, 2009 unfavorably impacted revenue by $2.8 million. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the six months ended July 31, 2010 compared to the six months ended July 31, 2009 unfavorably impacted revenue by $2.9 million.

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

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Cost of revenue was $125.7 million for the three months ended July 31, 2010, an increase of $18.9 million, or 17.7%, compared to the three months ended July 31, 2009. The increase was primarily attributable to:

•	a $16.9 million increase in material costs and overhead primarily as a result of increased revenue and an increase in provision for contract loss for the three months ended July 31, 2010; and

•

a $3.2 million increase in personnel-related costs primarily due to higher costs related to our customization projects, partially offset by decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels for the three months ended July 31, 2010. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $0.2 million for the three months ended July 31, 2010.

These increases were partially offset by a $1.7 million decrease in depreciation and amortization expenses primarily due to a decline in depreciable assets as a result of reduced capital expenditures, write-off of assets no longer in use and impairment of intangible assets during the fiscal year ended January 31, 2010.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Cost of revenue was $242.9 million for the six months ended July 31, 2010, an increase of $13.6 million, or 5.9%, compared to the six months ended July 31, 2009. The increase was primarily attributable to:

•	a $16.2 million increase in material costs and overhead primarily as a result of increases in provision for contract loss for the six months ended July 31, 2010; and

•

a $6.1 million increase in personnel-related costs primarily due to higher costs related to our customization projects, partially offset by decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels for the six months ended July 31, 2010. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $2.7 million for the six months ended July 31, 2010.

These increases were partially offset by:

•	a $2.4 million decrease in contractor costs due to project completion and increased use of company employees in lieu of the use of contractors as part of cost-saving initiatives;

•

a $2.3 million decrease in depreciation and amortization expenses primarily due to a decline in depreciable assets as a result of reduced capital expenditures, write-off of assets no longer in use and impairment of intangible assets during the fiscal year ended January 31, 2010; and

•	a $1.3 million decrease in travel and entertainment expenses as a result of cost-saving initiatives.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Selling, general and administrative expenses were $68.2 million for the three months ended July 31, 2010, a decrease of $11.7 million, or 14.6%, compared to the three months ended July 31, 2009. The decrease was primarily attributable to:

•

a $11.7 million decrease in compliance-related professional fees due to the completion of certain milestones in prior periods as part of our efforts to complete adjustments to our historical financial statements and file certain periodic reports with the SEC; and

•	a $2.0 million decrease in rent and utilities due to the closure of offices as part of restructuring initiatives implemented in the prior fiscal year.

These decreases were partially offset by a $1.4 million increase in management fees payable to CTI.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Selling, general and administrative expenses were $137.2 million for the six months ended July 31, 2010, a decrease of $19.2 million, or 12.3%, compared to the six months ended July 31, 2009. The decrease was primarily attributable to:

•

a $7.8 million decrease in agent and employee sales commissions primarily due to a decrease in bookings generated from certain projects and in certain geographic locations with respect to which Comverse pays higher commissions to sales agents and, to a lesser extent, a decrease in sales commissions paid to employees primarily due to a shift in product and project mix during the six months ended July 31, 2010 to products and projects with respect to which Comverse pays lower sales commissions compared to the six months ended July 31, 2009;

•

a $7.7 million decrease in compliance-related professional fees due to the completion of certain milestones in prior periods as part of our efforts to complete adjustments to our historical financial statements and file certain periodic reports with the SEC;

•

a $2.8 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and decline in compensation levels during the six months ended July 31, 2010. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $1.6 million for the six months ended July 31, 2010; and

•	a $2.4 million decrease in rent and utilities due to the closure of offices as part of restructuring initiatives implemented in the prior fiscal year.

These decreases were partially offset by a $2.8 million increase in management fees payable to CTI.

Research and Development, Net

Research and development expenses primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content used in research and development activities.

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Research and development expenses, net were $39.7 million for the three months ended July 31, 2010, a decrease of $4.8 million, or 10.9%, compared to the three months ended July 31, 2009. The decrease was primarily attributable to:

•

a $1.2 million decrease in personnel-related costs principally due to workforce reductions associated with restructuring initiatives and a decline in compensation levels during the three months ended July 31, 2010. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $0.4 million for the three months ended July 31, 2010;

•	a $1.1 million decrease in allocated overhead costs relating to research and development;

•	a $0.8 million decrease in depreciation expense due to a decline in depreciable assets as a result of reduced capital expenditures and write-off of assets no longer in use; and

•	a $0.6 million decrease in contractors costs.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Research and development expenses, net were $78.0 million for the six months ended July 31, 2010, a decrease of $11.7 million, or 13.0%, compared to the six months ended July 31, 2009. The decrease was primarily attributable to:

•

a $4.9 million decrease in personnel-related costs principally due to workforce reductions associated with restructuring initiatives and a decline in compensation levels during the six months ended July 31, 2010. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $1.3 million for the six months ended July 31, 2010;

•	a $2.2 million decrease in depreciation expense due to a decline in depreciable assets as a result of reduced capital expenditures and write-off of assets no longer in use; and

•	a $2.1 million decrease in allocated overhead costs relating to research and development.

Other Operating Expenses

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Other operating expenses were $1.0 million for the three months ended July 31, 2010, a decrease of $0.6 million, or 37.8%, compared to the three months ended July 31, 2009.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Other operating expenses were $7.0 million for the six months ended July 31, 2010, a decrease of $6.3 million, or 47.5%, compared to the six months ended July 31, 2009. The decrease was attributable to higher restructuring charges recorded in the six months ended July 31, 2009 due to a restructuring initiative commenced at Comverse during such period to eliminate staff positions and close certain facilities to better align with its customers’ needs and improve delivery and service capabilities. For the six months ended July 31, 2010, restructuring charges of $7.0 million were primarily attributable to the plan implemented by Comverse’s management during the three months ended April 30, 2010 to eliminate staff positions and close certain facilities in order to align operating costs and expenses with anticipated revenue.

Segment Performance

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Segment performance was $14.3 million for the three months ended July 31, 2010 based on segment revenue of $221.5 million, representing a segment performance margin of 6.4% as a percentage of segment revenue. Segment performance was $6.4 million for the three months ended July 31, 2009 based on segment revenue of $195.4 million, representing a segment performance margin of 3.3% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the increase in segment revenue, which was only partially offset by higher segment expenses, for the three months ended July 31, 2010.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Segment performance was a $10.6 million loss for the six months ended July 31, 2010 based on segment revenue of $398.1 million, representing a segment performance margin of (2.7%) as a percentage of segment revenue. Segment performance was a $7.9 million loss for the six months ended July 31, 2009 based on segment revenue of $400.2 million, representing a segment performance margin of (2.0%) as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decline in segment revenue and a slight increase in segment expenses for the six months ended July 31, 2010.

Verint

	Verint
	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
	(Dollars in thousands)

Revenue:
Revenue	$180,676	$169,269	$11,407	6.7%	$353,289	$344,417	$8,872	2.6%
Intercompany revenue	—	—	N/M		—	—	—	N/M

Total revenue	180,676	169,269	11,407	6.7%	353,289	344,417	8,872	2.6%

Costs and expenses:
Cost of revenue	60,346	59,067	1,279	2.2%	118,153	116,136	2,017	1.7%
Selling, general and administrative	74,482	75,844	(1,362)	(1.8%)	166,838	139,000	27,838	20.0%
Research and development, net	22,049	20,638	1,411	6.8%	48,481	39,539	8,942	22.6%
Other operating expenses	—	11	(11)	N/M	—	24	(24)	N/M

Total costs and expenses	156,877	155,560	1,317	0.8%	333,472	294,699	38,773	13.2%

Income from operations	$23,799	$13,709	$10,090	73.6%	$19,817	$49,718	$(29,901)	(60.1%)

Computation of segment performance:
Segment revenue	$180,676	$169,269	$11,407	6.7%	$353,289	$344,417	$8,872	2.6%

Total costs and expenses	$156,877	$155,560	$1,317	0.8%	$333,472	$294,699	$38,773	13.2%
Segment expense adjustments:
Stock-based compensation expense	8,035	13,140	(5,105)	(38.9%)	26,005	19,698	6,307	32.0%
Amortization of acquisition-related intangibles	7,558	7,563	(5)	(0.1%)	15,130	15,592	(462)	(3.0%)
Compliance-related professional fees	6,067	10,203	(4,136)	(40.5%)	26,267	16,765	9,502	56.7%
Acquisition-related charges	324	—	324	N/M	831	—	831	N/M
Restructuring and integration charges	—	11	(11)	N/M	—	24	(24)	N/M
Other	540	13	527	N/M	553	13	540	N/M

Segment expense adjustments	22,524	30,930	(8,406)	(27.2%)	68,786	52,092	16,694	32.0%

Segment expenses	134,353	124,630	9,723	7.8%	264,686	242,607	22,079	9.1%

Segment performance	$46,323	$44,639	$1,684	3.8%	$88,603	$101,810	$(13,207)	(13.0%)

Revenue

Verint’s product revenue consists of the sale of hardware and software products. Verint’s service and support revenue consists primarily of revenue from installation, consulting and training services and post-contract customer support.

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Product revenue was $93.1 million for the three months ended July 31, 2010, an increase of $5.0 million, or 5.7%, compared to the three months ended July 31, 2009. The increase in product revenue was primarily related to Verint’s Communications Intelligence solutions, principally as a result of a higher volume of projects completed during the three months ended July 31, 2010, and partially offset by a decrease in product revenue from Verint’s Video Intelligence solutions due to the product delivery of a large order from a major customer in the three months ended July 31, 2009 partially offset by an increase in revenue from other customers.

Service and support revenue was $87.6 million for the three months ended July 31, 2010, an increase of $6.4 million, or 7.9%, compared to the three months ended July 31, 2009. The increase was primarily attributable to an increase in service revenue from Verint’s Workforce Optimization solutions due to higher support revenue and higher professional services revenue associated with installation, consulting and training primarily due to the improvement in economic conditions, partially offset by decreases in service revenue from Verint’s Video Intelligence and Communications Intelligence solutions.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Product revenue remained constant at $185.2 million for the six months ended July 31, 2010 and 2009. Product revenue increases in Verint’s Workforce Optimization and Communication Intelligence solutions were offset by a decrease in Verint’s Video Intelligence solutions. The increase in product revenue related to Verint’s Workforce Optimization solutions was due to an increase in customer installed base and in customer order activity. The increase in product revenue related to Verint’s Communications Intelligence solutions was a result of a higher volume of projects completed during the six months ended July 31, 2010. These increases were offset by a decrease in product revenue from Verint’s Video Intelligence solutions due to the product delivery of a large order from a major customer in the six months ended July 31, 2009 partially offset by an increase in revenue from other customers.

Service and support revenue was $168.1 million for the six months ended July 31, 2010, an increase of $8.9 million, or 5.6%, compared to the six months ended July 31, 2009. The increase was primarily attributable to an increase in service revenue from Verint’s Workforce Optimization solutions due to higher support revenue and higher professional services revenue associated with installation, consulting and training primarily due to the improvement in economic conditions, partially offset by decreases in service revenue from Verint’s Video Intelligence and Communications Intelligence solutions.

Revenue by Geographic Region

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Revenue in the Americas, EMEA and APAC represented approximately 54%, 25%, and 21% of Verint’s revenue, respectively, for the three months ended July 31, 2010 compared to approximately 55%, 24%, and 21%, respectively, for the three months ended July 31, 2009.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Revenue in the Americas, EMEA and APAC represented approximately 54%, 25%, and 21% of Verint’s total revenue, respectively, for the six months ended July 31, 2010 compared to approximately 55%, 24%, and 21%, respectively, for the six months ended July 31, 2009.

Cost of Revenue

Cost of revenue consists of product costs, service costs and amortization of acquired technology. Verint’s product cost of revenue primarily consist of hardware material costs, royalties due to third parties for software components that are embedded in the software applications, amortization of capitalized software development costs, personnel-related costs associated with Verint’s global operations, contractor and consulting expenses, travel expenses relating to resources dedicated to the delivery of customized projects, facility costs, and other allocated overhead expenses. Verint’s service cost of revenue primarily consists of personnel-related costs, contractor costs, travel expenses relating to installation, training, consulting, and maintenance services, stock-based compensation expenses, facility costs, and other overhead expenses.

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Product cost of revenue was $32.1 million for the three months ended July 31, 2010, an increase of $1.3 million, or 4.2%, compared to the three months ended July 31, 2009. Verint’s overall product margins increased in the three months ended July 31, 2010 compared to the three months ended July 31, 2009, primarily due to an increase in product revenue, only partially offset by a slight increase in product costs and a favorable change in product mix, as higher margin software revenue accounted for a larger portion of overall product mix. Product costs for the three months ended July 31, 2010 and 2009 included amortization of acquired technology of $2.2 million and $2.0 million, respectively.

Service cost of revenue remained constant at $28.3 million for the three months ended July 31, 2010 and 2009. Verint’s overall service and support margins increased in the three months ended July 31, 2010 compared to the three months ended July 31, 2009 due to an increase in service and support revenue without a corresponding increase in service costs.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Product cost of revenue was $61.2 million for the six months ended July 31, 2010, a decrease of $1.4 million, or 2.2%, compared to the six months ended July 31, 2009. The decrease was primarily attributable to a decrease in contractor expenses of $4.5 million, and a decrease in personnel-related costs of $0.4 million, principally as a result of less work performed on customized projects. These decreases were partially offset by an increase in material cost of $3.1 million primarily as a result of higher product revenue. Verint’s overall product margins increased in the six months ended July 31, 2010 compared to the six months ended July 31, 2009 due to a slight decrease in product costs relating to a favorable change in product mix while product revenue remained constant for the three months ended July 31, 2010 and 2009. Product costs for the six months ended July 31, 2010 and 2009 included amortization of acquired technology of $4.5 million and $4.1 million, respectively.

Service cost of revenue was $57.0 million for the six months ended July 31, 2010, an increase of $3.4 million, or 6.3%, compared to the six months ended July 31, 2009. Personnel-related costs increased $2.6 million primarily related to Verint’s Workforce Optimization solutions due to an increase in employee headcount required to provide increased professional services, including installation and training to customers, as well as salary increases. Verint’s overall service and support margins decreased in the six months ended July 31, 2010 compared to the six months ended July 31, 2009, primarily due to the increase in service and support expenses discussed above.

Selling, General and Administrative

Verint’s selling, general and administrative expenses consist primarily of personnel-related costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, other administrative expenses and amortization of other acquired intangible assets.

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Selling, general, and administrative expenses were $74.5 million for the three months ended July 31, 2010, a decrease of $1.4 million, or 1.8%, compared to the three months ended July 31, 2009. The decrease was primarily attributable to:

•

a $4.1 million decrease in compliance-related professional fees due to the completion of Verint’s audit and filings of its Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, July 31, and October 31, 2009 and April 30, 2010 during the three months ended July 31, 2010; and

•

a $3.5 million decrease in stock-based compensation expense primarily related to a decrease in Verint’s stock price impacting certain stock-based compensation arrangements accounted for as liability awards and a change in the vesting date for certain performance based awards, that was estimated in prior fiscal periods but became known during the three months ended July 31, 2010.

These decreases were partially offset by:

•	a $3.4 million increase in personnel-related costs due to an increase in headcount and salary increases which took effect during the three months ended July 31, 2010;

•	a $0.6 million increase in marketing expenses due to Verint’s global brand awareness marketing campaign; and

•	other expense increases, including increases in travel and entertainment expenses of $0.5 million and recruitment and other employee-related expenses totaling $0.6 million.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Selling, general, and administrative expenses were $166.8 million for the six months ended July 31, 2010, an increase of $27.8 million, or 20.0%, compared to the six months ended July 31, 2009. The increase was primarily attributable to:

•

a $9.5 million increase in compliance-related professional fees due to the completion of Verint’s audits and filings of its comprehensive Annual Report on Form 10-K for the fiscal years ended January 31, 2008, 2007 and 2006, the Annual Reports on Form 10-K for the fiscal years ended January 31, 2009 and 2010, and the Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, July 31, and October 31, 2009 and April 30, 2010 during the six months ended July 31, 2010;

•	a $6.0 million increase in personnel-related costs due to an increase in headcount and salary increases which took effect during the three months ended July 31, 2010;

•	an $1.1 million increase in sales commissions due to an increase in customer orders received during the six months ended July 31, 2010;

•

a $4.0 million increase in stock-based compensation expense primarily driven by the increase in Verint’s stock price impacting certain stock-based compensation arrangements accounted for as liability awards and the issuance of restricted stock awards, restricted stock units and stock-based compensation arrangements granted at a higher market price during the six months ended July 31, 2010;

•	an $1.5 million increase in marketing expenses due to Verint’s global brand awareness marketing campaign; and

•	other expense increases, including increases in travel and entertainment expenses of $1.4 million and recruitment and other employee-related expenses totaling $0.9 million.

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

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Research and development expenses, net were $22.0 million for the three months ended July 31, 2010, an increase of $1.4 million, or 6.8%, compared to the three months ended July 31, 2009. The increase was primarily attributable to increases in personnel-related costs of $4.3 million mainly due to an increase in employee headcount and partially due to salary increases which took effect during the three months ended July 31, 2010, as well as the impact of the weakening U.S. dollar against the NIS and Canadian dollar on research and development wages in Verint’s Israeli and Canadian research and development facilities. This increase was partially offset by a decrease in stock-based compensation expense of $1.3 million primarily related to a decrease in Verint’s stock price impacting certain stock-based compensation arrangements accounted for as liability awards, and a change in the vesting date for certain performance based awards, that was estimated in prior fiscal periods but became known during the three months ended July 31, 2010. In addition, research and development reimbursements from government programs increased $1.3 million primarily due to new programs approved by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (or the OCS) during the three months ended July 31, 2010.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Research and development expenses, net were $48.5 million for the six months ended July 31, 2010, an increase of $8.9 million, or 22.6%, compared to the six months ended July 31, 2009. The increase was primarily attributable to increases in personnel-related costs of $9.5 million due to an increase in headcount, salary increases, higher expenses related to Verint’s Communication Intelligence solutions as a result of a higher portion of employee’s time devoted to generic product development rather than specific customization work for projects, as well as the impact of the weakening U.S. dollar against the NIS and Canadian dollar on research and development wages in Verint’s Israeli and Canadian research and development facilities. This increase was partially offset by a $1.2 million increase in research and development reimbursements recorded in the six months ended July 31, 2010 from government programs primarily due to new programs approved by the OCS during the six months ended July 31, 2010.

Foreign Currency Effect on Operating Results

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. In the three months ended July 31, 2010 compared to the three months ended July 31, 2009, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint’s business resulted in a decrease in Verint’s revenue and an increase in cost of revenue and operating expenses. Had foreign exchange rates remained constant in these periods, Verint’s revenue would have been approximately $2.0 million higher and its cost of revenue and operating expenses would have been approximately $1.0 million lower, which would have resulted in approximately $3.0 million of higher income from operations for the three months ended July 31, 2010.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. In the six months ended July 31, 2010 compared to the six months ended July 31, 2009, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint’s business resulted in an increase in Verint’s revenue and an increase in cost of revenue and operating expenses. Had foreign exchange rates remained constant in these periods, Verint’s revenues would have been approximately $3.0 million lower and its cost of revenue and operating expenses would have been approximately $6.0 million lower, which would have resulted in approximately $3.0 million of higher income from operations for the six months ended July 31, 2010.

Segment Performance

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Segment performance was $46.3 million for the three months ended July 31, 2010 based on segment revenue of $180.7 million, representing a segment performance margin of 25.6% as a percentage of segment revenue. Segment performance was $44.6 million for the three months ended July 31, 2009 based on segment revenue of $169.3 million, representing a segment performance margin of 26.4% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses, which was only partially offset by higher segment revenue for the three months ended July 31, 2010 compared to the three months ended July 31, 2009.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Segment performance was $88.6 million for the six months ended July 31, 2010 based on segment revenue of $353.3 million, representing a segment performance margin of 25.1% as a percentage of segment revenue. Segment performance was $101.8 million for the six months ended July 31, 2009 based on segment revenue of $344.4 million, representing a segment performance margin of 29.6% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses, which was only partially offset by higher segment revenue for the six months ended July 31, 2010 compared to the six months ended July 31, 2009.

All Other

	All Other
	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$8,513	$10,252	$(1,739)	(17.0%)	$16,792	$19,074	$(2,282)	(12.0%)
Intercompany revenue	205	—	205	N/M	407	161	246	152.8%

Total revenue	8,718	10,252	(1,534)	(15.0%)	17,199	19,235	(2,036)	(10.6%)

Costs and expenses:
Cost of revenue	2,075	2,395	(320)	(13.4%)	3,861	4,676	(815)	(17.4%)
Intercompany purchases	472	525	(53)	(10.1%)	1,101	948	153	16.1%
Selling, general and administrative	28,542	17,859	10,683	59.8%	58,387	33,309	25,078	75.3%
Research and development, net	1,601	1,870	(269)	(14.4%)	3,716	3,871	(155)	(4.0%)
Other (income) operating expenses	(150)	—	(150)	N/M	(150)	128	(278)	(217.2%)

Total costs and expenses	32,540	22,649	9,891	43.7%	66,915	42,932	23,983	55.9%

Loss from operations	$(23,822)	$(12,397)	$(11,425)	92.2%	$(49,716)	$(23,697)	$(26,019)	109.8%

Computation of segment performance:
Segment revenue	$8,718	$10,252	$(1,534)	(15.0%)	$17,199	$19,235	$(2,036)	(10.6%)
Total costs and expenses	$32,540	$22,649	$9,891	43.7%	$66,915	$42,932	$23,983	55.9%
Segment expense adjustments:
Stock-based compensation expense	2,420	2,297	123	5.4%	4,966	4,793	173	3.6%
Compliance-related professional fees	17,295	3,504	13,791	N/M	35,946	6,569	29,377	N/M
Compliance-related compensation and other expenses	5	—	5	N/M	5	—	5	N/M
Litigation settlements and related costs	15	1,127	(1,112)	(98.7%)	110	2,234	(2,124)	(95.1%)
Restructuring and integration charges	—	—	—	N/M	—	128	(128)	N/M
Other	392	897	(505)	(56.3%)	481	1,586	(1,105)	(69.7%)

Segment expense adjustments	20,127	7,825	12,302	157.2%	41,508	15,310	26,198	171.1%

Segment expenses	12,413	14,824	(2,411)	(16.3%)	25,407	27,622	(2,215)	(8.0%)

Segment performance	$(3,695)	$(4,572)	$877	(19.2%)	$(8,208)	$(8,387)	$179	(2.1%)

Revenue

All Other revenue for the three and six months ended July 31, 2010 and 2009 was generated primarily by Starhome. Starhome’s product revenue consists of the sale of hardware and software products and professional services, including managed services and PCS.

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. All Other revenue was $8.5 million for the three months ended July 31, 2010, a decrease of $1.7 million, or 17.0%, compared to the three months ended July 31, 2009. The decrease was primarily due to decreased revenue from Starhome’s products and services.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. All Other revenue was $16.8 million for the six months ended July 31, 2010, a decrease of $2.3 million, or 12.0%, compared to the six months ended July 31, 2009. The decrease was primarily due to decreased revenue from Starhome’s products and services.

Cost of Revenue

Substantially all of cost of revenue for the three and six months ended July 31, 2010 and 2009 was attributable to Starhome. Starhome’s cost of revenue primarily consists of material costs and personnel-related costs associated with the customization of products and providing maintenance and professional services.

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Cost of revenue was $2.1 million for the three months ended July 31, 2010, a decrease of $0.3 million, or 13.4%, compared to the three months ended July 31, 2009, primarily attributable to the reduction in Starhome’s revenue.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Cost of revenue was $3.9 million for the six months ended July 31, 2010, a decrease of $0.8 million, or 17.4%, compared to the six months ended July 31, 2009, primarily attributable to the reduction in Starhome’s revenue.

Selling, General and Administrative

Selling, general and administrative expenses include expenses incurred by Starhome, CTI’s holding company operations, and other insignificant subsidiaries.

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Selling, general and administrative expenses for the entire segment were $28.5 million for the three months ended July 31, 2010, an increase of $10.7 million, or 59.8%, compared to the three months ended July 31, 2009. The increase was primarily attributable to an increase of $13.8 million in compliance-related professional fees at CTI. For the three months ended July 31, 2010 and 2009, selling, general and administrative expenses attributable to Starhome were $4.1 million and $4.3 million, respectively.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Selling, general and administrative expenses for the entire segment were $58.4 million for the six months ended July 31, 2010, an increase of $25.1 million, or 75.3%, compared to the six months ended July 31, 2009. The increase was primarily attributable to an increase of $29.4 million in compliance-related professional fees at CTI. For the six months ended July 31, 2010 and 2009, selling, general and administrative expenses attributable to Starhome were $7.5 million and $8.2 million, respectively.

Loss from Operations

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Loss from operations was $23.8 million for the three months ended July 31, 2010, an increase in loss of $11.4 million, or 92.2%, compared to the three months ended July 31, 2009, primarily due to the reasons described above. For the three months ended July 31, 2010 and 2009, Starhome had income from operations of $0.5 million and $1.2 million, respectively.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Loss from operations was $49.7 million for the six months ended July 31, 2010, an increase in loss of $26.0 million, or 109.8%, compared to the six months ended July 31, 2009, primarily due to the reasons described above. For the six months ended July 31, 2010 and 2009, Starhome had income from operations of $1.0 million and $1.4 million, respectively.

Segment Performance

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Segment performance was a $3.7 million loss for the three months ended July 31, 2010, a decrease in loss of $0.9 million, or 19.2%, compared to the loss for the three months ended July 31, 2009. The decrease was primarily attributable to the reductions in selling, general and administrative expenses.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Segment performance was a $8.2 million loss for the six months ended July 31, 2010, a decrease in loss of $0.2 million, or 2.1%, compared to the loss for the six months ended July 31, 2009.

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

During the six months ended July 31, 2010, our principal uses of liquidity were to fund operating expenses, make capital expenditures, service our debt obligations and pay significant professional fees and other expenses in connection with our efforts to become current in our periodic reporting obligations under the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting, through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. These expenses declined significantly in the three months ended April 30, 2011 and we expect these expenses to continue to decline significantly in subsequent fiscal periods after we become current in our periodic reporting obligations under the federal securities laws, remediate our material weaknesses and improve internal controls and expand our financial reporting and analysis capabilities.

Financial Condition of CTI and Comverse

Cash and Cash Equivalents

As of July 31, 2010, CTI and Comverse had cash, cash equivalents, bank time deposits and restricted cash of approximately $325.8 million, compared to approximately $369.2 million as of April 30, 2010.

During the three months ended July 31, 2010, CTI and Comverse made the following significant disbursements:

•

approximately $40.7 million paid for professional fees primarily in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting;

•	approximately $17.9 million paid by CTI in connection with the settlement of the consolidated shareholder class action; and

•	approximately $2.6 million in restructuring payments, including a workforce reduction initiative at Comverse.

In addition, during the three months ended July 31, 2010, each of Comverse and CTI’s holding company operations continued to experience negative cash flows from operations.

Such reductions in cash and cash equivalents were partially offset primarily by proceeds of approximately $54.5 million received from sales and redemptions of ARS.

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

Restricted Cash

Restricted cash aggregated $69.0 million, $67.9 million, $64.5 million and $95.0 million as of April 30, 2011, January 31, 2011, July 31, 2010 and April 30, 2010, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, pending tax judgments and proceeds received from sales and redemptions of ARS (including interest thereon) that are restricted under the terms of the consolidated shareholder class action settlement agreement. As of April 30, 2011, January 31, 2011, July 31, 2010 and April 30, 2010, CTI had $34.0 million, $33.4 million, $29.9 million, and $47.0 million, respectively, of restricted cash received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the settlement agreement. In May 2011, CTI used $30.0 million of such restricted cash to make the payment due under terms of the settlement agreement and, subsequent to April 30, 2011 through the date of this Quarterly Report, CTI received approximately $25.3 million of cash proceeds from redemptions of ARS.

In June 2011, one of Comverse Ltd.’s existing lines of credit was increased by $10.0 million with a corresponding increase in the cash balances Comverse Ltd. was required to maintain with the bank. Such additional compensating cash balances will be included in restricted cash in our condensed consolidated balance sheets to the extent they remain outstanding on the applicable balance sheet date.

ARS

Cash, cash equivalents, bank time deposits and restricted cash excludes ARS. As of April 30, 2011, January 31, 2011, July 31, 2010 and April 30, 2010, CTI had $94.2 million, $94.4 million, $133.5 million and $174.1 million aggregate principal amount of ARS with a carrying value as of such dates at approximately $72.4 million, $72.4 million, $69.3 million and $98.5 million, respectively. As noted above, proceeds from sales and redemptions of ARS (including interest thereon) are restricted under the terms of the consolidated shareholder class action settlement agreement.

Subsequent Events

Liquidity Forecast

Subsequent to July 31, 2010, we disclosed our management’s forecast that, in the absence of the successful completion of certain operational and capital raising initiatives, CTI and Comverse would experience a shortfall in the cash required to support the working capital needs of the business of CTI and Comverse during the fiscal year ending January 31, 2012.

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

In addition, certain business operations are conducted through the following global groups:

•	Customer Facing Group, which is primarily engaged in providing overall customer account management and sales for all product lines;

•	Operations Group, which provides centralized information technology, procurement, supply chain management and global business operations services to all business units;

•	Business Transformation group, which continues to engage in the implementation of the Phase II Business Transformation initiative and monitor its execution; and

•	Strategy and innovation finance, legal and human resources groups, which continue to support all business operations.

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

Cash Flows

Six Months Ended July 31, 2010 Compared to Six Months Ended July 31, 2009

	Six Months Ended July 31,
	2010	2009
	(Dollars in thousands)
Net cash used in operating activities	(158,609)	(36,541)
Net cash provided by investing activities	26,359	116,537
Net cash used in financing activities	(19,343)	(425,772)
Net cash provided by (used in) discontinued operations	53,179	(54,559)
Effects of exchange rates on cash and cash equivalents	(2,965)	7,288

Net decrease in cash and cash equivalents	(101,379)	(393,047)
Cash and cash equivalents, beginning of period including the cash of discontinued operations	574,872	1,078,927

Cash and cash equivalents, end of period including the cash of discontinued operations	473,493	685,880
Less: Cash and cash equivalents of discontinued operations at end of period	(66,821)	(17,917)

Cash and cash equivalents, end of period	$406,672	$667,963

Operating Cash Flows

Our operating cash flows vary significantly from period to period based on timing of collections of accounts receivable, receipts of deposits on work-in-process and achievement of milestones. During the six months ended July 31, 2010, we used net cash of $158.6 million for operating activities. Net cash used in operating activities was primarily attributable to:

•	the recognition of deferred revenue for which the related deposits were previously received;

•	net loss for the six months ended July 31, 2010 after non-cash charges add-back;

•	cash used to settle previously recognized accounts payable and accrued expenses;

•	an increase in inventories; and

•	a decrease in other assets and liabilities.

Such cash used in operating activities was partially offset by a decrease in deferred cost of revenue and a decrease in prepaid expenses.

Investing Cash Flows

During the six months ended July 31, 2010, net cash provided by investing activities was $26.4 million. Net cash provided by investing activities was primarily attributable to $54.5 million from sales and maturities of investments, net of purchases of investments and $9.1 million reclassified from restricted cash and bank time deposits to cash and cash equivalents. These increases were partially offset by $15.3 million of net cash used for Verint’s acquisition of Iontas and payments of contingent consideration associated with a business combination consummated in prior periods, $11.0 million of cash used for capital expenditures, including capitalization of software development costs and $11.1 million of cash used to settle derivative financial instruments not designated as hedges.

Financing Cash Flows

During the six months ended July 31, 2010, net cash used in financing activities was $19.3 million primarily attributable to $22.7 million of cash used by Verint to repay financing arrangements. Included in the amount was $22.1 million mandatory “excess cash flow” payment made by Verint on its term loan. In addition, $3.7 million of fees and expenses were paid related to Verint’s prior facility. This was offset by the $7.5 million of cash receipts representing $11.6 million of proceeds from issuance of common stock by subsidiaries principally due to exercises of Verint Systems’ stock options as a result of the termination of the prohibition on option exercises when Verint filed certain periodic reports and resumed timely filing of periodic reports under the federal securities laws in June 2010, net of $4.1 million cash used to acquire Verint treasury shares during the six months ended July 31, 2010.

Effects of Exchange Rates on Cash and Cash Equivalents

The majority of our cash and cash equivalents are denominated in the U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound sterling. For the six months ended July 31, 2010, the fluctuation in foreign currency exchange rates had an unfavorable impact of $3.0 million on cash and cash equivalents primarily due to the strengthening of the U.S. dollar relative to the major foreign currencies we held during the six-month period.

Liquidity of Investments

As of July 31, 2010 and January 31, 2010, the carrying amount of our ARS was $69.3 million and $114.7 million, respectively, and their principal amount was $133.5 million and $206.6 million, respectively. Since February 1, 2010, the market liquidity for ARS had exhibited some improvement, although the price in the markets for certain classes of our ARS holdings continued to decline. Accordingly, for the six months ended July 31, 2010 and 2009, we recorded other-than-temporary impairment charges of $0.4 million and $6.6 million, respectively, with respect to CTI’s holdings of those specific ARS. As of July 31, 2010 and January 31, 2010, all investments in ARS (all of which were held by CTI as of such dates) were restricted as CTI was prohibited from using proceeds from sales of such ARS pursuant to the terms of the consolidated shareholder class action settlement agreement CTI entered into on December 16, 2009, as amended on June 19, 2010. For more information about these restrictions, see “—Restrictions on Use of ARS Sales Proceeds.”

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

UBS Put

In November 2008, CTI accepted an offer from UBS AG (referred to as UBS), providing rights related to $51.6 million in aggregate principal amount of ARS that were held in an account with UBS (referred to as the UBS Put). Under the terms of the UBS Put, CTI had the right, but not the obligation, to sell its eligible ARS at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. Additionally, UBS had the right, at its discretion and at any time until July 2, 2012, to purchase the ARS from CTI at par value, which is defined as the price equal to the principal amount of the ARS plus accrued but unpaid dividends or interest, if any. Under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. Effective June 30, 2010, CTI exercised the UBS Put for the balance of the ARS that were subject to the UBS Put. UBS purchased from CTI, pursuant to its purchase right and upon exercise of the UBS Put by CTI, approximately $42.6 million and $9.0 million aggregate principal amount of ARS during the six months ended July 31, 2010 and the fiscal year ended January 31, 2010, respectively.

Restrictions on Use of ARS Sales Proceeds

As part of the settlement agreement of the consolidated shareholder class action, as amended, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement. As of April 30, 2011, January 31, 2011, July 31, 2010 and January 31, 2010, CTI had $34.0 million, $33.4 million, $29.9 million and $17.1 million of restricted cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply, respectively. In May 2011, CTI used $30.0 million of such restricted cash to make the payments due under the terms of the settlement agreement. As a result of certain redemptions of ARS, through July 20, 2011, CTI had received cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million and, as a result, believes it is required to prepay $20.0 million of the remaining $112.5 million due under the settlement agreement on November 15, 2011 on or before October 18, 2011 (as $30.0 million of such net proceeds were used to fund the May 2011 payment). As of April 30, 2011, January 31, 2011, July 31, 2010 and January 31, 2010, CTI held $94.2 million, $94.4 million, $133.5 million and $206.6 million aggregate principal amount of ARS with a carrying value on each such date of $72.4 million, $72.4 million, $69.3 million and $114.7 million, respectively, to which such restrictions apply. In addition, as of January 31, 2010, CTI held $9.0 million received from sales of ARS held with UBS, which under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to apply towards amounts payable under the settlement agreement.

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

As of January 31, 2011, July 31, 2010 and January 31, 2010, Verint’s outstanding term loan balance under the prior facility was approximately $583.2 million, $583.2 million and $605.9 million, respectively. Verint borrowed $15.0 million under the revolving credit facility in November 2008, which loan remained outstanding as of July 31, 2010. In December 2010, Verint repaid in full the $15.0 million previously borrowed under its revolving credit facility. Accordingly, Verint had $75.0 million available for borrowing under the revolving credit facility as of January 31, 2011. Verint’s ability to borrow under the revolving credit facility was dependent upon certain conditions, including the absence of any material adverse effect or change on Verint’s business, as defined in the prior facility.

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

The prior facility contained one financial covenant that required Verint not to exceed a certain consolidated leverage ratio, as of each fiscal quarter end, with respect to the then applicable trailing twelve months. The consolidated leverage ratio was defined as Verint’s consolidated net total debt divided by consolidated EBITDA for the trailing four quarters. EBITDA was defined in the prior facility as net income (loss) plus income tax expense, interest expense, depreciation and amortization, amortization of intangibles, losses related to hedge agreements, any extraordinary, unusual, or non-recurring expenses or losses, any other non-cash charges, and expenses incurred or taken prior to April 30, 2008 in connection with the acquisition of Witness, minus interest income, any extraordinary, unusual, or non-recurring income or gains, gains related to hedge agreements, and any other non-cash income. Under the prior facility, for the quarterly periods ended January 31, April 30, July 31 and October 31, 2010, the consolidated leverage ratio was not permitted to exceed 3.50:1, and Verint was in compliance with such requirements as of such dates. As of July 31, 2010, Verint’s consolidated leverage ratio was approximately 2.60:1 compared to a permitted consolidated leverage ratio of 3.50:1, and Verint’s EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by at least $52.6 million. For the quarterly periods ended January 31 and April 30, 2011 and for the quarterly periods ending July 31 and October 31, 2011, the consolidated leverage ratio was not permitted to exceed 3.50:1. As of January 31, 2011, Verint’s consolidated leverage ratio was approximately 2.50:1 compared to a permitted consolidated leverage ratio of 3.50:1, and Verint’s EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by at least $50.0 million.

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

Prior to the amendment of Verint’s prior facility in July 2010, the applicable interest rate margin on its loans was determined by reference to its corporate ratings and twice increased (each time by 25 basis points) due to Verint’s previous failure to deliver certain audited financial statements and lack of corporate ratings (both resulting from the continued delay in filing its periodic reports). The applicable margin accordingly was reduced by 50 basis points in June 2010 when Verint delivered the required financial statements and obtained corporate ratings. After it entered into an amendment of the prior facility in July 2010, the applicable margin was determined under the prior facility by reference to Verint’s consolidated leverage ratio. As of January 31, 2011, the interest rate on the term loan was 5.25%. As of July 31, 2010, the interest rate on the term loan and the revolving credit facility borrowings were 5.25% and 6.00%, respectively. As of January 31, 2010, the interest rate on both the term loan and the revolving credit facility borrowings was 3.49%. The higher interest rate as of January 31, 2011 and July 31, 2010 reflected, among other things, the impact of the July 2010 amendments discussed above. For more information about Verint’s prior facility, see note 9 to the condensed consolidated financial statements included in this Quarterly Report.

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

Loans under the new credit agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint’s election:

•

in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or if Verint’s corporate ratings are at least BB-Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the new credit agreement), and

•

in the case of base rate loans, the Base Rate plus 2.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 2.00%). The “Base Rate” is the greatest of (i) the agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the new credit agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one month interest period plus 1.00%.

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

Convertible Debt Obligations

As of April 30, 2011, January 31, 2011, July 31, 2010 and January 31, 2010, CTI had $2.2 million aggregate principal amount of outstanding convertible debt obligations (referred to as the Convertible Debt Obligations). The Convertible Debt Obligations are not secured by any of our assets and are not guaranteed by any of CTI’s subsidiaries.

Comverse Ltd. Lines of Credit

As of January 31, 2010, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $25.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million. In December 2010, this line of credit was further decreased to $10.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $10.0 million. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $20.0 million. As of April 30, 2011, January 31, 2011, July 31, 2010 and January 31, 2010, Comverse Ltd. had utilized $3.7 million, $4.0 million, $7.0 million and $7.7 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

As of January 31, 2010, Comverse Ltd. had an additional line of credit with a bank for $20.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to $15.0 million. As of July 31, 2010 and January 31, 2010, Comverse Ltd. had no outstanding borrowings under the line of credit. In December 2010, Comverse Ltd. borrowed and repaid $6.0 million under the line of credit. In January 2011, Comverse Ltd. borrowed $6.0 million under the line of credit, which was repaid during the three months ended April 30, 2011. Accordingly, as of April 30, 2011, Comverse Ltd. had no outstanding borrowings under the line of credit. As of April 30, 2011, January 31, 2011, July 31, 2010 and January 31, 2010, Comverse Ltd. had utilized $3.4 million, $7.3 million, $9.4 million and $9.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenant provisions. These cash balances required to be maintained with the banks were classified within the condensed consolidated balance sheets as “Restricted cash and bank time deposits” as of April 30, 2011, January 31, 2011, July 31, 2010 and January 31, 2010.

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

First Quarter 2010 Restructuring Initiative

During the three months ended April 30, 2010, Comverse’s management approved a restructuring plan to eliminate staff positions and close certain facilities in order to more appropriately streamline Comverse’s activities. The aggregate cost of the plan was $7.0 million, of which severance-related and facilities-related costs of $5.8 million and $1.0 million, respectively, were recorded during the six months ended July 31, 2010 with the remaining $0.2 million of charges recorded during the remainder of the fiscal year ended January 31, 2011. Severance-related and facilities-related costs of $5.4 million and $0.5 million, respectively, were paid during the six months ended July 31, 2010. Severance-related and facilities-related costs of $0.6 million and $0.4 million, respectively, were paid during the remainder of the fiscal year ended January 31, 2011, with the remaining costs of $0.1 million expected to be substantially paid by January 31, 2012.

Third Quarter 2010 Restructuring Initiative

During the three months ended October 31, 2010, we commenced the first phase of a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. The first phase of the plan includes termination of certain employees located primarily in Israel, the U.S., Asia Pacific and the United Kingdom. In relation to this first phase, we recorded severance-related costs of $11.6 million and facilities-related costs of $0.2 million during the fiscal year ended

January 31, 2011. Severance-related of $9.1 million and facilities-related costs of $0.1 million were paid during the fiscal year ended January 31, 2011. Severance-related costs of $1.2 million and facility-related costs of $0.1 million were paid during the three months ended April 30, 2011, with the remaining costs of $1.3 million expected to be substantially paid by January 31, 2012.

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

Guarantees and Restrictions on Access to Subsidiary Cash

Guarantees

We provide certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2011, January 31, 2011, July 31, 2010 and January 31, 2010, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $47.6 million, $37.7 million and $35.0 million as of January 31, 2011, July 31, 2010 and January 31, 2010, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2012. In addition, such guarantees aggregating $42.9 million as of April 30, 2011, are also generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2013.

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

Investment in Verint Systems’ Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (referred to as the Securities Purchase Agreement), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (referred to as the preferred stock), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through April 30, 2011, January 31, 2011, July 31, 2010 and January 31, 2010, cumulative, undeclared dividends on the preferred stock were $48.9 million, $45.7 million, $39.2 million and $32.9 million, respectively. As of April 30, 2011, January 31, 2011, July 31, 2010 and January 31, 2010, the liquidation preference of the preferred stock was $341.9 million, $338.7 million, $332.2 million and $325.9 million, respectively.

Originally, the preferred stock did not confer on CTI voting rights and was not convertible into Verint Systems’ common stock. On October 5, 2010, Verint Systems’ stockholders approved, in a special stockholders meeting, the issuance of the Verint Systems’ common stock underlying the preferred stock and accordingly, on such date, the preferred stock became voting and convertible into Verint Systems’ common stock. Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The initial conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of April 30, 2011 and January 31, 2011, and, if it were convertible as of July 31, 2010 and January 31, 2010, the preferred stock could be converted into approximately 10.5 million, 10.4 million, 10.2 million and 10.0 million shares of Verint Systems’ common stock, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of July 31, 2010, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2010. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations or commercial commitments as of July 31, 2010 compared to January 31, 2010. For a more comprehensive discussion of our contractual obligations as of January 31, 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

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

There were no significant changes during the six months ended July 31, 2010 to our critical accounting policies and estimates as disclosed in our 2010 Form 10-K and 2009 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED

For information related to recent accounting pronouncements implemented during periods ended subsequent to July 31, 2010 and recent accounting pronouncements to be implemented, see note 2 to the condensed consolidated financial statements included in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three months ended July 31, 2010. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in our 2009 Form 10-K, and our inability to file this Quarterly Report within the required time period, our disclosure controls and procedures were not effective as of July 31, 2010.

Changes in Internal Controls Over Financial Reporting

In evaluating whether there were any reportable changes in our internal control over financial reporting during the three months ended July 31, 2010, we determined, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, that there were such changes in the form of remedial measures either initiated or enhanced during this quarter to address the material weaknesses in our internal control over financial reporting as identified in Item 9A of the 2009 Form 10-K filed on January 25, 2011. As explained in greater detail under Item 9A of the 2009 Form 10-K, we undertook a broad range of remedial measures prior to January 25, 2011, the filing date of the 2009 Form 10-K, to address the material weaknesses in our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

CTI has not been eligible to register grants of securities made to employees, executive officers and directors of CTI and Comverse under the Securities Act on a registration statement on Form S-8 as CTI has not filed all periodic reports required under the Exchange Act in a 12-month period. During the three months ended July 31, 2010, CTI granted unregistered deferred stock unit awards to certain executive officers and employees in private placements in reliance on exemptions from the registration requirement of the Securities Act afforded by Section 4(2) thereof and unregistered stock options to non-executive employees in reliance on the “no-sale” theory. For more information relating to such grants, see the disclosure set forth in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Recent Sales of Unregistered Securities” of the 2010 Form 10-K, which is incorporated by reference into this Quarterly Report.

Issuer Purchases of Equity Securities

In the three months ended July 31, 2010, CTI purchased an aggregate of 17,572 shares of CTI’s common stock from certain of its members of the Board of Directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by CTI are deposited in CTI’s treasury. CTI does not have a specific repurchase plan or program. The following table provides information regarding CTI’s purchases of its common stock in respect of each month during the three months ended July 31, 2010 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
June 1, 2010 – June 30, 2010	17,572	$8.14	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1*	Amendment, dated as of July 27, 2010, to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010).

10.2*	Incremental Amendment and Joinder Agreement, dated as of July 30, 2010, relating to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010).

10.3*†	Letter Agreement, dated June 1, 2010, between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 2, 2010).

10.4*†	Deferred Stock Award Agreement, dated June 6, 2010, between Comverse, Inc. and Dror Bin (incorporated by reference to Exhibit 10.179 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.5*†	Employment Offer Letter, dated June 15, 2010, by and between Comverse Ltd. and Oded Golan (incorporated by reference to Exhibit 10.131 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2011 filed on May 31, 2011).

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101****	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated by reference.
**	Filed herewith.
***	This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.
****	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Constitutes a management contract or compensatory plan or arrangement.

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