Form 10-Q
period 2010-10-31
COMVERSE TECHNOLOGY INC/NY/
filed 2011-07-28
CIK 803014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Quarterly Report for the three and nine months ended October 31, 2010 is being filed by CTI after its due date as a result of the delay in filing CTI’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (referred to as the 2009 Form 10-K), which was filed on January 25, 2011 and as a result of material weaknesses in our internal control over financial reporting. The filing of the 2009 Form 10-K, in turn, had been delayed due to the delay in filing CTI’s comprehensive Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 (referred to as the Comprehensive Form 10-K), which was filed on October 4, 2010 and, to a lesser extent, as a result of material weaknesses in our internal control over financial reporting.

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

CTI filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (referred to as the 2010 Form 10-K), which includes the fiscal quarter covered by this Quarterly Report, on May 31, 2011. CTI had determined that it could best provide current and accurate information to investors by focusing its efforts on preparing and filing the 2010 Form 10-K and then preparing and filing certain Quarterly Reports on Form 10-Q for prior fiscal periods. In addition, CTI filed its Quarterly Report on Form 10-Q for the three months ended April 30, 2011 (referred to as the 2011 Form 10-Q) on June 22, 2011. This Quarterly Report and the Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010 and July 31, 2010 are being filed as required under the agreement in principle entered into by CTI and the SEC’s Division of Enforcement on July 13, 2011. Because information for periods subsequent to the nine months ended October 31, 2010 is already available in our 2010 Form 10-K and the 2011 Form 10-Q, we have included information for periods ended subsequent to October 31, 2010 in certain sections of this Quarterly Report and, in some instances, have made reference to such periodic reports. We urge investors to read the 2010 Form 10-K and the 2011 Form 10-Q, which include financial information for subsequent fiscal periods and reflect events subsequent to October 31, 2010.

CTI expects to file its future periodic reports with the SEC on a timely basis.

Sale of Ulticom, Inc.

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (or Platinum Equity) on December 3, 2010 (referred to as the Ulticom Sale). Ulticom was a reportable segment prior to its sale. The results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in our condensed consolidated statements of operations for all fiscal periods presented, and the assets and liabilities of Ulticom are reflected in discontinued operations in our condensed consolidated balance sheets as of October 31, 2010 and January 31, 2010. See note 15 to the condensed consolidated financial statements included in this Quarterly Report.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	October 31, 2010	January 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$368,804	$561,682
Restricted cash and bank time deposits	83,466	69,984
Auction rate securities	—	35,846
Accounts receivable, net of allowance of $17,494 and $16,877, respectively	328,602	310,221
Inventories, net	72,502	81,004
Deferred cost of revenue	61,090	59,412
Deferred income taxes	49,129	49,554
Prepaid expenses and other current assets	114,379	132,768
Receivables from affiliates	—	269
Current assets of discontinued operations	92,134	97,101

Total current assets	1,170,106	1,397,841
Property and equipment, net	70,193	99,541
Goodwill	966,969	953,397
Intangible assets, net	202,176	231,751
Deferred cost of revenue	152,665	194,300
Deferred income taxes	17,982	16,497
Auction rate securities	69,566	78,804
Other assets	104,911	119,420
Noncurrent assets of discontinued operations	9,047	9,660

Total assets	$2,763,615	$3,101,211

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$397,129	$450,680
Deferred revenue	548,672	632,674
Deferred income taxes	12,701	11,770
Convertible debt obligations	2,195	—
Bank loans	—	22,678
Litigation settlement	33,900	61,100
Income taxes payable	61,065	10,061
Other current liabilities	39,181	48,624
Current liabilities of discontinued operations	8,185	9,542

Total current liabilities	1,103,028	1,247,129
Convertible debt obligations	—	2,195
Bank loans	598,234	598,234
Deferred revenue	279,243	355,226
Deferred income taxes	27,620	32,156
Other long-term liabilities	333,539	351,192
Noncurrent liabilities of discontinued operations	3,912	5,357

Total liabilities	2,345,576	2,591,489

Commitments and contingencies

Equity:
Comverse Technology, Inc. shareholders’ equity:
Common stock, $0.10 par value - authorized, 600,000,000 shares; issued, 204,501,828 and 204,228,369 shares, respectively; outstanding, 204,292,074 and 204,073,385 shares, respectively	20,450	20,422
Treasury stock, at cost, 209,754 and 154,984 shares, respectively	(2,058)	(1,578)
Additional paid-in capital	2,024,372	1,959,701
Accumulated deficit	(1,723,067)	(1,575,316)
Accumulated other comprehensive income	8,582	19,257

Total Comverse Technology, Inc. shareholders’ equity	328,279	422,486
Noncontrolling interest	89,760	87,236

Total equity	418,039	509,722

Total liabilities and equity	$2,763,615	$3,101,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITIED)

(In thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Revenue:
Product revenue	$176,933	$155,887	$525,464	$475,730
Service revenue	248,527	221,926	667,126	665,049

Total revenue	425,460	377,813	1,192,590	1,140,779

Costs and expenses:
Product costs	60,397	62,977	201,034	188,653
Service costs	110,807	116,957	334,632	341,341
Selling, general and administrative	163,444	177,865	525,824	506,566
Research and development, net	63,060	66,987	193,264	200,081
Other operating (income) expenses:
Litigation settlements	(17,350)	—	(17,500)	—
Restructuring charges	21,800	1,609	28,776	15,041

Total costs and expenses	402,158	426,395	1,266,030	1,251,682

Income (loss) from operations	23,302	(48,582)	(73,440)	(110,903)

Interest income	833	1,208	2,835	5,857
Interest expense	(9,020)	(6,770)	(21,241)	(20,863)
Other income (expense), net	1,563	(1,098)	7,178	(14,671)

Income (loss) before income tax provision	16,678	(55,242)	(84,668)	(140,580)

Income tax (provision) benefit	(47,237)	6,519	(49,463)	(17,745)

Net Loss from continuing operations	(30,559)	(48,723)	(134,131)	(158,325)

(Loss) income from discontinued operations, net of tax	(947)	(32,563)	(4,000)	2,091

Net Loss	(31,506)	(81,286)	(138,131)	(156,234)

Less: Net income attributable to noncontrolling interest	(10,197)	(5,240)	(9,620)	(15,346)

Net loss attributable to Comverse Technology, Inc.	$(41,703)	$(86,526)	$(147,751)	$(171,580)

Weighted average common shares outstanding:
Basic and Diluted	205,264,632	204,550,032	205,134,765	204,464,314

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic (loss) earnings per share
Continuing operations	$(0.20)	$(0.26)	$(0.71)	$(0.86)
Discontinued operations	(0.00)	(0.16)	(0.01)	0.02

Basic loss per share	$(0.20)	$(0.42)	$(0.72)	$(0.84)

Diluted (loss) earnings per share
Continuing operations	$(0.21)	$(0.26)	$(0.71)	$(0.86)
Discontinued operations	(0.00)	(0.16)	(0.01)	0.02

Diluted loss per share	$(0.21)	$(0.42)	$(0.72)	$(0.84)

Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(40,929)	$(54,654)	$(144,753)	$(174,821)
(Loss) income from discontinued operations, net of tax	(774)	(31,872)	(2,998)	3,241

Net loss attributable to Comverse Technology, Inc.	$(41,703)	$(86,526)	$(147,751)	$(171,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended October 31,
	2010	2009
Cash flows from operating activities:
Net cash used in operating activities - continuing operations	$(215,440)	$(92,703)
Net cash used in operating activities - discontinued operations	(2,377)	(4,513)

Net cash used in operating activities	(217,817)	(97,216)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	57,056	149,236
Acquisition of businesses, net of cash acquired	(15,292)	(96)
Purchase of property and equipment	(15,582)	(18,179)
Capitalization of software development costs	(1,604)	(1,897)
Net change in restricted cash and bank time deposits	3,197	(13,122)
Proceeds from asset sales	27,296	5
Settlement of derivative financial instruments not designated as hedges	(31,596)	(12,854)
Other, net	(12)	(159)

Net cash provided by investing activities - continuing operations	23,463	102,934
Net cash provided by investing activities - discontinued operations	54,673	4,613

Net cash provided by investing activities	78,136	107,547

Cash flows from financing activities:
Debt issuance costs	(4,039)	(152)
Repurchase of convertible debt obligations	—	(417,282)
Repayment of bank loans and long-term debt and other financing obligations	(22,960)	(6,088)
Repurchase of common stock	(480)	(158)
Net proceeds (payments) from issuance (repurchase) of common stock by subsidiaries	26,426	(50)
Dividends paid to noncontrolling interest	—	(2,142)

Net cash used in financing activities - continuing operations	(1,053)	(425,872)
Net cash provided by (used in) financing activities - discontinued operations	258	(64,319)

Net cash used in financing activities	(795)	(490,191)

Effects of exchange rates on cash and cash equivalents	1,288	8,962

Net decrease in cash and cash equivalents	(139,188)	(470,898)
Cash and cash equivalents, beginning of period including cash of discontinued operations	574,872	1,078,927

Cash and cash equivalents, end of period including cash of discontinued operations	$435,684	$608,029
Less: Cash and cash equivalents of discontinued operations at end of period	(66,880)	(9,739)

Cash and cash equivalents, end of period	$368,804	$598,290

Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$3,058	$1,515

Inventory transfers to property and equipment	$4,096	$3,203

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

Ulticom

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (“Platinum Equity”) on December 3, 2010 (the “Ulticom Sale”). Ulticom was a reportable segment of the Company prior to its sale. The results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statements of operations for all fiscal periods presented, and the assets and liabilities of Ulticom are reflected in discontinued operations in the Company’s condensed consolidated balance sheets as of October 31, 2010 and January 31, 2010 (see Note 15, Discontinued Operations).

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (the “2009 Form 10-K”). The condensed consolidated statements of operations and cash flows for the periods ended October 31, 2010 and 2009, and the condensed consolidated balance sheet as of October 31, 2010 are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. The condensed consolidated balance sheet as of January 31, 2010 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (the “2010 Form 10-K”). Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2009 Form 10-K and the 2010 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results. The results for the fiscal year ended January 31, 2011 are presented in the 2010 Form 10-K. Where appropriate, we have provided information for events which have occurred subsequent to October 31, 2010 to enable the reader to better understand these condensed consolidated financial statements in the context of more current events. See Note 22, Subsequent Events, for a description of certain such events.

Principles of Consolidation

The accompanying condensed consolidated financial statements include CTI and its wholly-owned subsidiaries and its controlled and majority-owned subsidiaries, which include Verint Systems (in which CTI owned 50.8% of the common stock and held 60.5% of the voting power as of October 31, 2010), and Starhome B.V. (64.1% owned as of October 31, 2010). Ulticom, Inc. was a majority-owned subsidiary prior to its sale on December 3, 2010 (66.3% owned as of October 31, 2010). On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering. CTI continues to retain a majority interest in Verint Systems following the offering. For controlled subsidiaries that are not wholly-owned, the noncontrolling interest is included as a separate component of “Net loss” in the condensed consolidated statements of operations and “Total equity” in the condensed consolidated balance sheets. Verint Systems holds a 50% equity interest in a consolidated variable interest entity in which it is the primary beneficiary.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented During The Nine Months Ended October 31, 2010

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

Standards Implemented For Fiscal Periods Ended Subsequent to October 31, 2010

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

3. INVESTMENTS

The following is a summary of available-for-sale securities as of October 31, 2010 and January 31, 2010:

	October 31, 2010
		Included in Accumulated Other Comprehensive Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
			(In thousands)
Long-term:
Auction rate securities - Corporate issuers	$22,500	$3,882	$—	$(19,441)	$6,941
Auction rate securities - Student loans	72,100	14,801	—	(24,276)	62,625

Total long-term investments	$94,600	$18,683	$—	$(43,717)	$69,566

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

Investments with original maturities of three months or less, when purchased, are included in “Cash and cash equivalents,” in “Restricted cash and bank time deposits” or in long-term restricted cash (long-term restricted cash is classified within “Other assets”) in the condensed consolidated balance sheets. Such investments are not reflected in the tables above as of October 31, 2010 or January 31, 2010 and include commercial paper and money market funds totaling $126.3 million and $236.6 million as of October 31, 2010 and January 31, 2010, respectively.

As of October 31, 2010, all the ARS (all of which were held by CTI as of such dates) were restricted pursuant to the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009, as amended on June 19, 2010. All cash proceeds from sales and redemptions of ARS (other than ARS that were held in an account with UBS) (including interest thereon) received after the original date of the settlement agreement, were also restricted (see Note 20, Commitments and Contingencies).

For ARS that the Company determined it could not assert its intent to hold such ARS until their fair value recovered to amortized cost, the Company recorded other-than-temporary impairment charges of $29 thousand and $0.4 million during the three and nine months ended October 31, 2010, respectively, and $0.2 million and $6.8 million during the three and nine months ended October 31, 2009, respectively, as a component of “Other income (expense), net” in the condensed consolidated statements of operations.

There were no investments in unrealized loss positions as of October 31, 2010 and January 31, 2010.

The Company sold investments for proceeds of $2.5 million and $57.1 million for the three and nine months ended October 31, 2010, respectively, and of $0.1 million and $149.2 million for the three and nine months ended October 31, 2009, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The gross realized gains and losses on the Company’s investments for the three and nine months ended October 31, 2010 and 2009 are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
		(In thousands)
2010	$1,625	$—	$23,715	$—

2009	$48	$—	$219	$—

The components of other comprehensive income related to available-for-sale securities are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(In thousands)
Accumulated OCI related to available-for-sale securities, beginning of the period	$13,747	$16,622	$25,663	$10,302
Unrealized gains on available-for-sale securities	1,202	9,729	3,915	17,228
Reclassification adjustment for (gains) losses included in net loss	(57)	64	(15,419)	(121)

Unrealized gains (losses) on available-for-sale securities, before tax	1,145	9,793	(11,504)	17,107
Other comprehensive (loss) income attributable to noncontrolling interest	—	(107)	24	(9)
Deferred income tax benefit (provision)	3	(186)	712	(1,278)

Unrealized gains (losses) on available-for-sale securities, net of tax	1,148	9,500	(10,768)	15,820

Accumulated OCI related to available-for-sale securities, end of the period	$14,895	$26,122	$14,895	$26,122

4. INVENTORIES, NET

Inventories as of October 31, 2010 and January 31, 2010, respectively, consist of:

	October 31, 2010	January 31, 2010
	(In thousands)
Raw materials	$54,103	$51,578
Work in process	39,906	47,779
Finished goods	9,141	8,448

Total inventory	103,150	107,805
Less: reserves for excess and obsolete inventory	(30,648)	(26,801)

Inventories, net	$72,502	$81,004

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

Verint recorded the acquisition-date estimated fair value of the contingent consideration of $3.2 million as a component of the purchase price of Iontas. The acquisition-date fair value of the contingent consideration was measured based on the probability-adjusted present value of the contingent consideration expected to be earned and transferred. The fair value of the contingent consideration was remeasured as of October 31, 2010 at $3.4 million, and the change in the fair value of the contingent consideration between the acquisition date and October 31, 2010 was recorded within “Selling, general and administrative expenses” in the Company’s condensed consolidated statements of operations. The fair value of the contingent consideration was then remeasured as of January 31, 2011 at $3.5 million. During the three months ended April 30, 2011, $2.0 million of the previously recorded contingent consideration was paid to the former shareholders of Iontas. The estimated fair value of the remaining contingent consideration was $1.6 million as of April 30, 2011. The $0.1 million change in the fair value of this contingent consideration for the three months ended April 30, 2011 was recorded within “Selling, general and administrative expenses” for that fiscal period.

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

Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million, including $0.5 million incurred during the nine months ended October 31, 2010, and were expensed as incurred.

Revenue from Iontas for the three and nine months ended October 31, 2010 was not material.

6. GOODWILL

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The changes in the carrying amount of goodwill in the Comverse, Verint and All Other segments for the nine months ended October 31, 2010 are as follows:

	Comverse	Verint	All Other (1)	Total
		(In thousands)
For the Nine Months Ended October 31, 2010
Goodwill, gross at January 31, 2010	$312,142	$790,151	$7,559	$1,109,852
Accumulated impairment losses at January 31, 2010	(156,455)	—	—	(156,455)

Goodwill, net, at January 31, 2010	155,687	790,151	7,559	953,397
Acquisition of Iontas Limited	—	12,899	—	12,899
Effect of changes in foreign currencies and other	27	646	—	673

Goodwill, net, at October 31, 2010	$155,714	$803,696	$7,559	$966,969

Balance at October 31, 2010
Goodwill, gross at October 31, 2010	$312,169	$803,696	$7,559	$1,123,424
Accumulated impairment losses at October 31, 2010	(156,455)	—	—	(156,455)

Goodwill, net, at October 31, 2010	$155,714	$803,696	$7,559	$966,969

(1)	The amount of goodwill in the “All Other” segment is attributable to Starhome.

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. For the nine months ended October 31, 2010, the Company identified circumstances that required goodwill to be tested for impairment prior to the November 1, 2010 annual impairment testing date due to the Comverse reporting unit experiencing continued operating losses and cash outflows. As a result, the Company performed an interim impairment test of goodwill for its Comverse reporting unit as of July 31, 2010 and determined, similar to the result of the impairment tests performed as of November 1, 2010 and February 1, 2011, that the fair value of the Comverse reporting unit exceeded its carrying value and goodwill was not impaired as of that date.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

7. INTANGIBLE ASSETS, NET

Acquired intangible assets as of October 31, 2010 and January 31, 2010 are as follows:

	Useful Life	October 31, 2010	January 31, 2010
		(In thousands)
Gross carrying amount:
Acquired technology	5 to 7 years	$159,625	$152,629
Customer relationships	3 to 10 years	234,089	233,975
Trade names	1 to 10 years	12,956	12,951
Non-competition agreements	1 to 10 years	3,709	3,429
Distribution network	10 years	2,440	2,440

		412,819	405,424
Accumulated amortization:
Acquired technology		104,757	87,124
Customer relationships		90,026	72,658
Trade names		12,219	10,824
Non-competition agreements		2,594	2,203
Distribution network		1,047	864

		210,643	173,673

Total		$202,176	$231,751

Amortization of intangible assets was $12.3 million and $36.7 million for the three and nine months ended October 31, 2010, respectively, and $12.9 million and $39.4 million for the three and nine months ended October 31, 2009, respectively. There was no impairment of finite-lived intangible assets for the three and nine months ended October 31, 2010 and 2009.

8. RESTRUCTURING

The Company reviews its business, manages costs and aligns resources with market demand and in conjunction with various acquisitions. As a result, the Company has taken several actions to reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions. In addition to existing restructuring initiatives, Comverse’s management had approved three restructuring initiatives during the nine months ended October 31, 2010.

First Quarter 2010 Restructuring Initiatives

During the three months ended April 30, 2010, Comverse’s management approved a restructuring plan to eliminate staff positions and close certain facilities in order to more appropriately streamline Comverse’s activities. The aggregate cost of the plan was $7.0 million, of which severance-related and facilities-related costs of $6.0 million and $1.0 million, respectively, were recorded during the nine months ended October 31, 2010. Severance-related and facilities-related costs of $5.9 million and $0.8 million, respectively, were paid during the nine months ended October 31, 2010 with the remaining costs of $0.3 million expected to be substantially paid by January 31, 2012.

Third Quarter 2010 Restructuring Initiatives

During the three months ended October 31, 2010, the Company commenced the first phase of a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. The first phase of the plan includes termination of certain employees located primarily in Israel, the U.S., Asia Pacific and the United Kingdom. In relation to this first phase, the Company recorded severance-related costs of $11.3 million and facilities-related costs of $0.2 million during the three months ended October 31, 2010. Additionally, severance-related costs $0.3 million were recorded during the remainder of the fiscal year ended January 31, 2011. Severance-related costs of $2.5 million were paid during the three months ended October 31, 2010. Severance-related costs of $6.6 million and facilities-related costs of $0.1 million were paid during the remainder of the fiscal

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

year ended January 31, 2011. Severance-related costs of $1.2 million and facility-related costs of $0.1 million were paid during the three months ended April 30, 2011, with the remaining costs of $1.3 million expected to be substantially paid by January 31, 2012.

During the three months ended April 30, 2011, Comverse commenced the implementation of a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency (see Note 22, Subsequent Events).

Netcentrex 2010 Initiatives

During the three months ended October 31, 2010, Comverse’s management, as part of initiatives to improve focus on its core business and to maintain its ability to face intense competitive pressures in its markets, began pursuing a wind down of the Netcentrex business. In connection with the wind down, Comverse’s management approved a restructuring plan to eliminate staff positions primarily located in France. In relation to this plan, the Company recorded severance-related costs of $10.1 million during the three months ended October 31, 2010. Additionally, severance-related costs of $0.8 million were recorded during the remainder of the fiscal year ended January 31, 2011 and $6.6 million of severance-related costs were recorded during the three months ended April 30, 2011. No payments were made in respect of this plan during the three months ended October 31, 2010. Severance-related costs of $8.0 million were paid during the remainder of the fiscal year ended January 31, 2011 and $3.5 million of such costs were paid during the three months ended April 30, 2011, with the remaining costs of $6.7 million expected to be substantially paid by January 31, 2012. As an alternative to a wind down, management continues to evaluate other strategic options for the Netcentrex business.

The rollforward of the workforce reduction and restructuring activities under various plans is presented below:

	Netcentrex 2010 Initiative		Comverse Third Quarter 2010 Initiative		Comverse First Quarter 2010 Initiative		Comverse 2009 Initiative		Pre 2009 Initiatives		Verint Initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Nine Months Ended October 31, 2010
January 31, 2010	$—	$—	$—	$—	$—	$—	$342	$423	$357	$4,064	$116	$—	$5,302
Charges	10,098	—	11,323	191	6,004	1,007	48	20	(31)	226	—	—	28,886
Change in assumptions	—	—	—	—	—	—	—	—	(110)	—	—	—	(110)
Paid or utilized	29	—	(2,532)	—	(5,897)	(804)	(378)	(428)	12	(3,392)	(116)	—	(13,506)

October 31, 2010	$10,127	$—	$8,791	$191	$107	$203	$12	$15	$228	$898	$—	$—	$20,572

	Comverse 2009 Initiative		Pre 2009 Initiatives		Verint Initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Other (1) initiatives	Total
	(In thousands)
For the Nine Months Ended October 31, 2009
January 31, 2009	$—	$—	$1,746	$8,670	$537	$—	$4	$10,957
Charges	12,679	1,420	95	998	24	—	128	15,344
Change in assumptions	—	—	(47)	(256)	—	—	—	(303)
Paid or utilized	(10,646)	(627)	(1,438)	(4,056)	(554)	—	(132)	(17,453)

October 31, 2009	$2,033	$793	$356	$5,356	$7	$—	$—	$8,545

(1)	Includes costs and payments associated with initiatives implemented at Starhome.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

9. DEBT

As of October 31, 2010 and January 31, 2010, debt is comprised of the following:

	October 31, 2010	January 31, 2010
	(In thousands)
Convertible debt obligations	$2,195	$2,195
Term loan	583,234	605,912
Revolving credit facility	15,000	15,000

Total debt	$600,429	$623,107
Less: current portion	2,195	22,678

Total long-term debt	$598,234	$600,429

Convertible Debt Obligations

As of October 31, 2010 and January 31, 2010, CTI had $2.2 million aggregate principal amount of outstanding Convertible Debt Obligations (the “Convertible Debt Obligations”). The Convertible Debt Obligations are not secured by any assets of the Company and are not guaranteed by any of CTI’s subsidiaries.

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

Verint Credit Facilities

On May 25, 2007, Verint entered into a credit agreement with a group of banks to fund a portion of the acquisition of Witness Systems Inc. (“Witness”). On April 29, 2011, Verint (i) entered into a credit agreement (the “New Credit Agreement”) with a group of lenders (the “Lenders”) and Credit Suisse AG, as administrative agent and collateral agent for the Lenders (in such capacities, the “Agent”), and (ii) terminated the credit agreement, dated May 25, 2007 (the “Prior Facility”). The discussion below relates to the Prior Facility which was in effect during the nine months ended October 31, 2010. For a discussion of the terms of the New Credit Agreement (see Note 22, Subsequent Events).

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

The Prior Facility contained one financial covenant that required Verint not to exceed a certain consolidated leverage ratio, as of each fiscal quarter end, with respect to the then applicable trailing twelve months. The consolidated leverage ratio was defined as Verint’s consolidated net total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the agreement. Under the Prior Facility, the consolidated leverage ratio was not permitted to exceed 3.50:1 for the quarterly periods ended April 30, 2010 and January 31, 2010, and Verint was in compliance with such requirements. As amended in July 2010, the consolidated leverage ratio was not permitted to exceed 3.50:1 for periods through October 31, 2011, and was not permitted to exceed 3.00:1 for all quarterly periods thereafter. As of January 31, 2011 and October 31, 2010, Verint was in compliance with such requirements.

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

Verint incurred interest expense on borrowings under the Prior Facility of $8.0 million and $18.3 million during the three and nine months ended October 31, 2010, respectively, and $5.6 million and $17.0 million during the three and nine months ended October 31, 2009, respectively. Verint also recorded $0.8 million and $2.0 million during the three and nine months ended October 31, 2010, respectively, for amortization of its deferred debt issuance cost, which is reported within interest expense, inclusive of a $0.3 million write-off associated with the $22.1 million term loan principal payment made in May 2010. Amortization of Verint’s deferred debt issuance costs during the three and nine months ended October 31, 2009 was $0.5 million and $1.0 million, respectively.

As of October 31, 2010, the interest rate on both the term loan and the revolving credit facility was 5.25%. The interest rate on the revolving credit facility reset to 5.25% as of August 4, 2010. The interest rate on both the term loan and the revolving credit facility was 3.49% as of January 31, 2010. The higher interest rate as of October 31, 2010 reflects, among other things, the impact of the July 2010 amendments discussed above.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Comverse Ltd. Lines of Credit

As of January 31, 2010, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $25.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2010 this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million. In December 2010, this line of credit was further decreased to $10.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $10.0 million. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $20.0 million. As of October 31, 2010 and January 31, 2010, Comverse Ltd. had utilized $5.8 million and $7.7 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

As of January 31, 2010, Comverse Ltd. had an additional line of credit with a bank for $20.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to $15.0 million. In December 2010, Comverse Ltd. borrowed and repaid $6.0 million under the line of credit. In January 2011, Comverse Ltd. borrowed $6.0 million under the line of credit, which was repaid during the three months ended April 30, 2011. As of October 31, 2010 and January 31, 2010, Comverse Ltd. had no outstanding borrowings under the line of credit, but had utilized $6.9 million and $9.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as disclosed above, the lines of credit have no financial covenant provisions. These cash balances required to be maintained with the banks were classified within the condensed consolidated balance sheets as “Restricted cash and bank time deposits” as of October 31, 2010 and January 31, 2010.

10. DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company entered into derivative arrangements to manage a variety of risk exposures during the nine months ended October 31, 2010 and 2009, including interest rate risk associated with Verint’s Prior Facility and foreign currency risk related to forecasted foreign currency denominated payroll costs at the Company’s Comverse, Verint and Starhome subsidiaries. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.

All derivatives outstanding as of October 31, 2010 are short-term in nature and generally have maturities of no longer than twelve months. As of October 31, 2010, Verint had several contracts which extended beyond twelve months, settling at various dates through February 2012.

Forward Contracts

During the nine months ended October 31, 2010 and 2009, Comverse entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekels (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income or loss. Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

During the nine months ended October 31, 2010 and 2009, Starhome entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates mainly relating to payroll costs denominated in the NIS. Certain of these foreign currency forward contracts were not designated as hedging instruments, and therefore, gains and losses from changes in their fair values were reported in “Other income (expense), net” in the condensed consolidated statements of operations.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The following tables summarize the Company’s derivative positions and their respective fair values as of October 31, 2010 and January 31, 2010:

	October 31, 2010
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
		(In thousands)
Assets

Derivatives not designated as hedging instruments
Short-term foreign currency forward	$6,495	Prepaid expenses and other current assets	$254

Derivatives designated as hedging instruments
Short-term foreign currency forward	75,939	Prepaid expenses and other current assets	3,398

Total assets			$3,652

Liabilities
Derivatives not designated as hedging instruments
Short-term foreign currency forward	30,904	Other current liabilities	$2,041

Total liabilities			$2,041

	January 31, 2010
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
		(In thousands)
Assets

Derivatives not designated as hedging instruments
Short-term foreign currency forward	$11,079	Prepaid expenses and other current assets	$758

Derivatives designated as hedging instruments
Short-term foreign currency forward	93,015	Prepaid expenses and other current assets	864

Total assets			$1,622

Liabilities
Derivatives not designated as hedging instruments
Short-term interest rate swap (1)		Other current liabilities	$20,988
Short-term foreign currency forward	26,500	Other current liabilities	598
Long-term interest rate swap (1)		Other long-term liabilities	8,824

Derivatives designated as hedging instruments
Short-term foreign currency forward	5,187	Other current liabilities	38

Total liabilities			$30,448

(1)	The total notional amount of the interest rate swap was $450.0 million.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The following tables summarize the Company’s classification of gains and losses on derivative instruments for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended October 31, 2010
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
		(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(924)

Derivatives designated as hedging instruments
Foreign currency forward	3,175	1,003	—

Total	$3,175	$1,003	$(924)

	Three Months Ended October 31, 2009
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
		(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(194)
Interest rate swap	—	—	(4,434)

Derivatives designated as hedging instruments
Foreign currency forward	1,374	2,852	—

Total	$1,374	$2,852	$(4,628)

(1)	Amounts reclassified from accumulated other comprehensive income into the statement of operations are classified as operating expenses.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Nine Months Ended October 31, 2010
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
		(In thousands)

Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(628)
Interest rate swap	—	—	(3,102)

Derivatives designated as hedging instruments
Foreign currency forward	2,772	619	—

Total	$2,772	$619	$(3,730)

	Nine Months Ended October 31, 2009
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
		(In thousands)

Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(454)
Interest rate swap	—	—	(11,005)

Derivatives designated as hedging instruments
Foreign currency forward	8,370	3,556	—

Total	$8,370	$3,556	$(11,459)

(1)	Amounts reclassified from accumulated other comprehensive income into the statement of operations are classified as operating expenses.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The components of other comprehensive income related to cash flow hedges are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
		(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the period	$747	$3,264	$785	$(3,028)
Unrealized gains on cash flow hedges	3,575	887	3,191	8,500
Reclassification adjustment for gains included in net loss	(1,003)	(2,852)	(619)	(3,556)

Unrealized gains (losses) on cash flow hedges, before tax	2,572	(1,965)	2,572	4,944
Other comprehensive (loss) income attributable to noncontrolling interest	(400)	487	(419)	(130)
Deferred income tax provision	(23)	—	(42)	—
Unrealized gains (losses) on cash flow hedges, net of tax	2,149	(1,478)	2,111	4,814

Accumulated OCI related to cash flow hedges, end of the period	$2,896	$1,786	$2,896	$1,786

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three and nine months ended October 31, 2010.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance as of October 31, 2010 and January 31, 2010:

	October 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,370	$—	$9,370
Money market funds (1)	116,970	—	—	116,970
Auction rate securities	—	—	69,566	69,566
Derivative assets	—	3,652	—	3,652

	$116,970	$13,022	$69,566	$199,558

Financial Liabilities:
Derivative liabilities	$—	$2,041	$—	$2,041
Contingent consideration - business combination	—	—	3,447	3,447

	$—	$2,041	$3,447	$5,488

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	January 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(In thousands)
Financial Assets:
Commercial paper (1)	$—	$122,219	$—	$122,219
Money market funds (1)	114,387	—	—	114,387
Auction rate securities	—	—	114,650	114,650
Derivative assets	—	1,622	—	1,622

	$114,387	$123,841	$114,650	$352,878

Financial Liabilities:
Derivative liabilities	$—	$30,448	$—	$30,448

	$—	$30,448	$—	$30,448

(1)	As of October 31, 2010, $93.6 million of commercial paper and money market funds were classified in “Cash and cash equivalents” and $32.8 million of commercial paper and money market funds were classified in “Restricted cash and bank time deposits.” As of January 31, 2010, $210.5 million of commercial paper and money market funds were classified in “Cash and cash equivalents,” $9.0 million of money market funds were classified in “Restricted cash and bank time deposits” and $17.1 million of money market funds were classified in “Other assets” as long-term restricted cash.

The following table is a summary of changes in the fair value of the level 3 financial assets and liabilities, during the three and nine months ended October 31, 2010 and 2009:

	Level Three Financial Assets and Liabilities
	Three Months Ended October 31,				Nine Months Ended October 31,
	2010		2009		2010		2009
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
	(In thousands)				(In thousands)
Beginning balance	$69,349	$3,306	$121,521	$—	$114,650	$—	$120,265	$—
Transfers to Level 3	—	—	—	—	—	—	—	—
Sales and redemptions	(2,522)	—	(100)	—	(57,018)	—	(400)	—
Change in realized and unrealized gains included in other income (expense), net	1,625	—	48	—	23,715	—	191	—
Change in unrealized gains (losses) included in other comprehensive income	1,143	—	9,290	—	(11,374)	—	17,256	—
Impairment charges	(29)	—	(248)	—	(407)	—	(6,801)	—
Contingent consideration liability recorded for business combination	—		—	—	—	3,224	—	—
Change in fair value recorded in operating expenses	—	141	—	—	—	223	—	—

Ending balance	$69,566	$3,447	$130,511	$—	$69,566	$3,447	$130,511	$—

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Additionally, UBS had the right, at its discretion and at any time until July 2, 2012, to purchase the ARS from CTI at par value, which is defined as the price equal to the principal amount of the ARS plus accrued but unpaid dividends or interest, if any. Under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. UBS purchased from CTI, pursuant to its purchase right and upon the exercise of the UBS Put by CTI effective June 30, 2010, approximately $42.6 million and $9.0 million aggregate principal amount of ARS during the nine months ended October 31, 2010 and the fiscal year ended January 31, 2010, respectively.

The Company had no recorded amounts in connection with the UBS Put subsequent to its exercise on June 30, 2010.

The UBS Put was carried at historical cost and assessed for impairment. The Company evaluated the UBS Put for impairment based on redemptions and changes in fair value of the related ARS subject to the UBS Put. During the nine months ended October 31, 2010, the Company recorded $6.7 million of impairment charges related to the UBS Put which are classified in “Other income (expense), net.” During the three and nine months ended October 31, 2009, the Company recorded $2.1 million and $4.1 million, respectively, of impairment charges related to the UBS Put.

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

Verint’s Prior Facility

As of October 31, 2010 and January 31, 2010, the carrying amounts reported in the condensed consolidated balance sheets for Verint’s term loan were $583.2 million and $605.9 million, respectively. The estimated fair values of the outstanding term loan as of October 31, 2010 and January 31, 2010 were $577.4 million and $572.6 million, respectively, based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of Verint’s term loan. The fair value of the revolving credit facility was estimated to equal the principal amount outstanding as of October 31, 2010 and January 31, 2010.

12. SEVERANCE

Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The gross accrued severance liability as of October 31, 2010 and January 31, 2010 is $69.3 million and $68.6 million, respectively, and is included in “Other long-term liabilities” in the condensed consolidated balance sheets. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” as severance pay fund in the amounts of $49.9 million and $47.8 million as of October 31, 2010 and January 31, 2010, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

13. STOCK-BASED COMPENSATION

Stock-based compensation expense associated with awards made by CTI and its subsidiaries are included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(In thousands)
Stock options:
Product costs	$271	$174	$698	$680
Service costs	742	969	2,265	2,671
Selling, general and administrative	4,743	4,231	12,960	9,869
Research and development	1,241	1,483	3,904	3,986

	6,997	6,857	19,827	17,206
Restricted/Deferred stock awards:
Product costs	234	240	694	515
Service costs	550	436	1,864	1,083
Selling, general and administrative	7,389	6,184	22,647	20,601
Research and development	664	1,094	2,555	2,561

	8,837	7,954	27,760	24,760

Total	$15,834	$14,811	$47,587	$41,966

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

During the three months and nine months ended October 31, 2010, CTI granted DSU awards covering an aggregate of 223,607 shares and 1,602,607 shares, respectively, of CTI’s common stock to certain executive officers and key employees. The aggregate number of shares underlying DSU awards granted during the nine months ended October 31, 2010 includes a DSU award covering 300,000 shares of CTI’s common stock granted to CTI’s then-President and Chief Executive Officer and a DSU award covering 150,000 shares of CTI’s common stock granted to CTI’s then-Executive Vice President and Chief Financial Officer.

During the three and nine months ended October 31, 2009, CTI granted DSU awards covering an aggregate of 38,000 shares and 1,220,200 shares of CTI’s common stock, respectively, to certain executive officers and key employees.

As of October 31, 2010, stock options to purchase 12,482,916 shares of CTI’s common stock and Restricted Awards with respect to 2,467,427 shares of CTI’s common stock were outstanding and 4,043,733 shares of CTI’s common stock were available for future grant under CTI’s Stock Incentive Compensation Plans. In addition, as of October 31, 2010, CTI was committed to issue 975,493 shares of its common stock to holders of its vested Restricted Awards who had elected to defer delivery of such underlying shares.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The total fair value of Restricted Awards vested during the three and nine months ended October 31, 2010 was $51 thousand and $7.3 million, respectively. The total fair value of Restricted Awards vested during the three and nine months ended October 31, 2009 was $0.2 million and $7.0 million, respectively. As of October 31, 2010, the unrecognized compensation expense related to unvested Restricted Awards was $14.3 million which is expected to be recognized over a weighted-average period of 2.1 years.

Outstanding stock options at October 31, 2010 include unvested stock options to purchase 418,268 shares of CTI’s common stock with a weighted-average grant date fair value of $2.34, an expected term of 4.0 years and a total fair value of $1.0 million. The unrecognized compensation cost related to the remaining unvested stock options to purchase CTI’s common stock was $0.8 million, which is expected to be recognized over a weighted-average period of 1.6 years.

The fair value of stock options to purchase CTI’s common stock vested during the three and nine months ended October 31, 2010 was $10 thousand and $0.6 million, respectively. The fair value of stock options to purchase CTI’s common stock vested during the three and nine months ended October 31, 2009 was $0.8 million and $2.3 million, respectively.

Verint

Stock Options

Verint Systems has not granted stock options subsequent to January 31, 2006. However, in connection with Verint’s acquisition of Witness on May 25, 2007, stock options to purchase Witness common stock were converted into stock options to purchase approximately 3.1 million shares of Verint Systems’ common stock.

Stock option exercises had been suspended during Verint’s extended filing delay period. Following the filing of certain delayed periodic reports with the SEC, Verint’s stock option holders were permitted to resume exercising vested stock options. During the three and nine months ended October 31, 2010, approximately 969,000 and 1,695,000 shares of Verint Systems’ common stock were issued pursuant to stock option exercises, respectively, for total proceeds of $19.0 million and $30.9 million, respectively. As of October 31, 2010, Verint Systems had approximately 2.3 million stock options outstanding, of which 2.2 million were exercisable as of such date.

Restricted Stock Awards and Restricted Stock Units

Verint Systems periodically awards shares of restricted stock, as well as restricted stock units, to its directors, officers and other employees. These awards contain various vesting conditions, and are subject to certain restrictions and forfeiture provisions prior to vesting.

During the nine months ended October 31, 2010, Verint Systems granted 1.0 million combined restricted stock awards and restricted stock units, none of which were granted during the three months ended October 31, 2010. During the nine months ended October 31, 2009, Verint Systems granted 1.8 million combined restricted stock awards and restricted stock units, none of which were granted during the three months ended October 31, 2009. An aggregate of 0.1 million of restricted stock awards and restricted stock units were forfeited during the nine months ended October 31, 2009, and forfeitures of restricted stock awards and restricted stock units were not significant during the nine months ended October 31, 2010. As of October 31, 2010 and 2009, Verint Systems had 1.9 million and 3.5 million of combined restricted stock awards and stock units outstanding, respectively.

As of October 31, 2010, there was approximately $15.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over weighted-average periods of 0.5 years for restricted stock awards and 0.9 years for restricted stock units.

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

During the three months ended October 31, 2010 or 2009, Verint Systems did not grant phantom stock units. During the nine months ended October 31, 2010 and 2009, Verint Systems granted 0.2 million and 0.4 million phantom stock units, respectively. Forfeitures in each period were not significant. Total cash payments made by Verint Systems upon vesting of phantom stock units

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

were $6.6 million for the three months ended October 31, 2010. Verint Systems did not make cash payments for the three months ended October 31, 2009. Total cash payments made by Verint Systems upon vesting of phantom stock units were $22.4 million and $2.3 million for the nine months ended October 31, 2010 and 2009, respectively. The total accrued liabilities for phantom stock units were $8.2 million and $14.5 million as of October 31, 2010 and January 31, 2010, respectively.

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

Components of equity attributable to Comverse Technology, Inc.’s and its noncontrolling interest are as follows:

	Nine Months Ended October 31, 2010			Nine Months Ended October 31, 2009
	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)			(In thousands)
Balance, January 31	$422,486	$87,236	$509,722	$653,258	$109,929	$763,187
Comprehensive loss:
Net loss	(147,751)	9,620	(138,131)	(171,580)	15,346	(156,234)
Unrealized (loss ) gain on available-for-sale securities, net of reclassification adjustments and tax	(10,768)	(24)	(10,792)	15,820	9	15,829
Unrealized gain for cash flow hedge positions, net of reclassification adjustments and tax	2,111	419	2,530	4,814	130	4,944
Foreign currency translation adjustment	(2,018)	(1,943)	(3,961)	10,491	8,816	19,307

Total comprehensive (loss ) gain	(158,426)	8,072	(150,354)	(140,455)	24,301	(116,154)
Stock-based compensation expense	8,152	—	8,152	9,091	—	9,091
Impact from equity transactions of subsidiaries and other	56,547	(5,548)	50,999	1,353	23,247	24,600
Repurchase of common stock	(480)	—	(480)	(158)	—	(158)
Dividends to noncontrolling interest	—	—	—	—	(64,471)	(64,471)

Balance, October 31	$328,279	$89,760	$418,039	$523,089	$93,006	$616,095

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

The results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statements of operations for the three and nine months ended October 31, 2010 and 2009.

The results of Ulticom’s operations included in discontinued operations for the three and nine months ended October 31, 2010 and 2009 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
		(In thousands)
Total revenue	$9,122	$9,411	$25,817	$32,068

Loss before income tax benefit	(1,162)	(4,339)	(4,691)	(7,298)
Income tax benefit	215	838	691	1,608

Loss from discontinued operations, net of tax	(947)	(3,501)	(4,000)	(5,690)
Tax on discontinued operations	—	(29,062)	—	7,781

Total loss from discontinued operations, net of tax	$(947)	$(32,563)	$(4,000)	$2,091

(Loss) Income from discontinued operations, net of tax
Atributable to Comverse Technology, Inc.	(774)	(31,872)	(2,998)	3,241
Attributable to noncontrolling interest	(173)	(691)	(1,002)	(1,150)

Total	$(947)	$(32,563)	$(4,000)	$2,091

The Company had previously entered into transactions with Ulticom for the supply of circuit boards and it is expected these transactions will continue. The purchases made by the Company from Ulticom prior to the Ulticom Sale were $0.4 million and $1.0 million for the three and nine months ended October 31, 2010, respectively, and $1.4 million and $2.1 million for the three and nine months ended October 31, 2009, respectively. These amounts were eliminated in the condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The assets and liabilities of Ulticom presented in discontinued operations in the condensed consolidated balance sheets as of October 31, 2010 and January 31, 2010 were as follows:

	October 31, 2010	January 31, 2010
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$66,880	$13,190
Short-term investments	10,009	65,087
Accounts receivable, net of allowance of $154 and $138, respectively	7,307	10,361
Inventories, net	833	1,018
Deferred income taxes	821	855
Prepaid expenses and other current assets	6,284	6,590

Total current assets	92,134	97,101

Property and equipment, net	1,369	1,872
Other assets	7,678	7,788

Total assets	$101,181	$106,761

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$4,726	$6,597
Deferred revenue	3,459	2,945

Total current liabilities	8,185	9,542

Deferred revenue	3,374	3,682
Other long-term liabilities	538	1,675

Total liabilities	$12,097	$14,899

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

The calculation of loss per share attributable to Comverse Technology, Inc.’s shareholders for the three and nine months ended October 31, 2010 and 2009 was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Net loss attributable to Comverse Technology, Inc.-basic	$(40,929)	$(54,654)	$(144,753)	$(174,821)
Adjustment for subsidiary stock options	(2,027)	(185)	—	(190)

Net loss attributable to Comverse Technology, Inc.-diluted	$(42,956)	$(54,839)	$(144,753)	$(175,011)

Net (loss) income from discontinued operations, attributable to Comverse Technology, Inc.-basic and diluted	(774)	(31,872)	(2,998)	3,241

Denominator:
Basic and diluted weighted average common shares outstanding	205,265	204,550	205,135	204,464

Loss per share
Basic
Loss per share from continuing operations attributable to Comverse Technology, Inc.	$(0.20)	$(0.26)	$(0.71)	$(0.86)

(Loss) earnings per share from discontinued operations attributable to Comverse Technology, Inc.	$(0.00)	$(0.16)	$(0.01)	$0.02

Basic loss per share	$(0.20)	$(0.42)	$(0.72)	$(0.84)

Diluted
Loss per share from continuing operations attributable to Comverse Technology, Inc.	$(0.21)	$(0.26)	$(0.71)	$(0.86)
(Loss) earnings per share from discontinued operations attributable to Comverse Technology, Inc.	(0.00)	(0.16)	(0.01)	0.02

Diluted loss per share	$(0.21)	$(0.42)	$(0.72)	$(0.84)

As a result of the Company’s net loss attributable to Comverse Technology, Inc. during the three and nine months ended October 31, 2010, the diluted loss per share attributable to Comverse Technology, Inc.’s shareholders computation excludes 0.5 million and 0.7 million of contingently issuable shares, respectively, and for the three and nine months ended October 31, 2009, such computation excludes 0.8 million and 0.6 million of contingently issuable shares, respectively, because the effect would be antidilutive.

The FASB’s guidance requires contingently convertible instruments be included in diluted earnings per share, if dilutive, regardless of whether a market price trigger has been met. The Convertible Debt Obligations meet the definition of a contingently convertible instrument. The Convertible Debt Obligations were excluded from the computation of diluted earnings per share attributable to Comverse Technology, Inc.’s shareholders because the effect would be antidilutive for the three and nine months ended October 31, 2010 and the three and nine months ended October 31, 2009.

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

For the nine months ended October 31, 2010, the Company recorded an income tax provision of $49.5 million, which represents an effective tax rate of (58.4%). For the nine months ended October 31, 2009, the Company recorded an income tax provision of $17.7 million, which represents an effective tax rate of (12.6%).

The effective tax rates were negative due to the fact that the Company reported income tax expense on a consolidated pre-tax loss. The Company did not record an income tax benefit on the losses for the period, primarily because it maintains a valuation allowance against certain of its U.S. and foreign net deferred tax assets. The tax provision for the period is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the nine months ended October 31, 2010 and 2009.

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

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of October 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were approximately $111.4 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of October 31, 2010 could decrease by approximately $4.7 million in the twelve months period following such date as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances, and the recognition of tax benefits. The Company’s income tax returns are subject to ongoing tax examinations in several jurisdictions in which the Company operates. The Company believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits. However, an estimate of such changes cannot reasonably be made.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. The Company recorded $2.1 million and $3.1 million of interest and penalties related to uncertain tax positions in its provision for income taxes for the three months ended October 31, 2010 and 2009, respectively. Accrued interest and penalties were $52.2 million and $46.2 million as of October 31, 2010 and January 31, 2010, respectively.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The tables below present information about total revenue, total costs and expenses, (loss) income from operations, interest expense, depreciation and amortization, significant non-cash items, and segment performance for the three and nine months ended October 31, 2010 and 2009:

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Three Months Ended October 31, 2010:

Revenue	$228,326	$186,641	$10,493	$—	$425,460
Intercompany revenue	575	—	220	(795)	—

Total revenue	$228,901	$186,641	$10,713	$(795)	$425,460

Total costs and expenses	$238,020	$156,248	$9,108	$(1,218)	$402,158

(Loss) income from operations	$(9,119)	$30,393	$1,605	$423	$23,302

Computation of segment performance:
Segment revenue	$228,901	$186,641	$10,713

Total costs and expenses	$238,020	$156,248	$9,108

Segment expense adjustments:
Stock-based compensation expense	858	13,090	1,886
Amortization of acquisition-related intangibles	4,641	7,632	—
Compliance-related professional fees	23,134	823	8,010
Compliance-related compensation and other expenses	1,887	—	(11)
Litigation settlements and related costs	—	—	(17,258)
Acquisition-related charges	—	518	—
Restructuring and integration charges	21,800	—	—
Gain on sale of land	(2,371)	—	—
Others	21	646	1,209

Segment expense adjustments	49,970	22,709	(6,164)

Segment expenses	188,050	133,539	15,272

Segment performance	$40,851	$53,102	$(4,559)

Interest expense	$(77)	$(8,941)	$(2)	$—	$(9,020)

Depreciation and amortization	$(9,275)	$(12,148)	$(232)	$—	$(21,655)

Significant non-cash items (1)	$272	$15	$—	$—	$287

(1)	Significant non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Three Months Ended October 31, 2009:

Revenue	$182,089	$186,480	$9,244	$—	$377,813
Intercompany revenue	459	—	—	(459)	—

Total revenue	$182,548	$186,480	$9,244	$(459)	$377,813

Total costs and expenses	$245,431	$162,745	$20,029	$(1,810)	$426,395

(Loss) income from operations	$(62,883)	$23,735	$(10,785)	$1,351	$(48,582)

Computation of segment performance:
Segment revenue	$182,548	$186,480	$9,244

Total costs and expenses	$245,431	$162,745	$20,029

Segment expense adjustments:
Stock-based compensation expense	835	11,682	2,294
Amortization of acquisition-related intangibles	5,540	7,349	—
Compliance-related professional fees	29,405	12,406	3,255
Compliance-related compensation and other expenses	2,834	—	—
Litigation settlements and related costs	—	—	222
Restructuring and integration charges	1,608	1	—
Other	1	13	304

Segment expense adjustments	40,223	31,451	6,075

Segment expenses	205,208	131,294	13,954

Segment performance	$(22,660)	$55,186	$(4,710)

Interest expense	$(585)	$(6,178)	$(7)	$—	$(6,770)

Depreciation and amortization	$(12,640)	$(11,917)	$(240)	$—	$(24,797)

Significant non-cash items (1)	$71	$109	$489	$—	$669

(1)	Significant non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Nine Months Ended October 31, 2010:

Revenue	$625,375	$539,930	$27,285	$—	$1,192,590
Intercompany revenue	1,644	—	627	(2,271)	—

Total revenue	$627,019	$539,930	$27,912	$(2,271)	$1,192,590

Total costs and expenses	$703,595	$489,720	$76,023	$(3,308)	$1,266,030

(Loss) income from operations	$(76,576)	$50,210	$(48,111)	$1,037	$(73,440)

Computation of segment performance:
Segment revenue	$627,019	$539,930	$27,912

Total costs and expenses	$703,595	$489,720	$76,023

Segment expense adjustments:
Stock-based compensation expense	1,640	39,095	6,852
Amortization of acquisition-related intangibles	13,953	22,762	—
Compliance-related professional fees	63,536	27,090	43,956
Compliance-related compensation and other expenses	2,753	—	(6)
Litigation settlements and related costs	—	—	(17,148)
Acquisition-related charges	—	1,349	—
Restructuring and integration charges	28,776	—	—
Gain on sale of land	(2,371)	—	—
Others	(1,421)	1,199	1,690

Segment expense adjustments	106,866	91,495	35,344

Segment expenses	596,729	398,225	40,679

Segment performance	$30,290	$141,705	$(12,767)

Interest expense	$(406)	$(20,825)	$(10)	$—	$(21,241)

Depreciation and amortization	$(29,450)	$(36,100)	$(716)	$—	$(66,266)

Significant non-cash items (1)	$595	$238	$—	$—	$833

(1)	Significant non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Nine Months Ended October 31, 2009:

Revenue	$581,564	$530,897	$28,318	$—	$1,140,779
Intercompany revenue	1,150	—	161	(1,311)	—

Total revenue	$582,714	$530,897	$28,479	$(1,311)	$1,140,779

Total costs and expenses	$734,705	$457,444	$62,961	$(3,428)	$1,251,682

(Loss) income from operations	$(151,991)	$73,453	$(34,482)	$2,117	$(110,903)

Computation of segment performance:
Segment revenue	$582,714	$530,897	$28,479

Total costs and expenses	$734,705	$457,444	$62,961

Segment expense adjustments:
Stock-based compensation expense	3,499	31,380	7,087
Amortization of acquisition-related intangibles	16,454	22,941	—
Compliance-related professional fees	77,556	29,171	9,824
Compliance-related compensation and other expenses	8,175	—	—
Litigation settlements and related costs	—	—	2,456
Acquisition-related charges	(103)	—	—
Restructuring and integration charges	14,888	25	128
Other	959	26	1,890

Segment expense adjustments	121,428	83,543	21,385

Segment expenses	613,277	373,901	41,576

Segment performance	$(30,563)	$156,996	$(13,097)

Interest expense	$(1,949)	$(18,900)	$(14)	$—	$(20,863)

Depreciation and amortization	$(38,532)	$(37,424)	$(753)	$—	$(76,709)

Significant non-cash items (1)	$1,781	$(25)	$508	$—	$2,264

(1)	Significant non-cash items consist primarily of write-offs and impairments of property and equipment.

19. RELATED PARTY TRANSACTIONS

Ulticom’s 2009 Special Cash Dividend and Stock Option Modification

In April 2009, Ulticom, Inc. paid a special cash dividend of $199.6 million to its shareholders, including CTI. Ulticom, Inc.’s minority shareholders were paid $64.3 million and an additional $0.2 million was payable to holders of deferred stock units awarded under Ulticom, Inc.’s equity incentive plan upon each issuance of common stock subject to such awards. As of October 31, 2010, $0.1 million remained payable to holders of the deferred stock units.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Sonus Networks, Inc.

Dr. Nottenburg, a member of CTI’s Board of Directors, served as the President and Chief Executive Officer of Sonus Networks, Inc., a telecommunications company, from June 13, 2008 until October 12, 2010. Sonus Networks, Inc. is a customer of Comverse and Verint. The Company had a well-established and ongoing business relationship with Sonus Networks, Inc. prior to the appointment of Dr. Nottenburg to CTI’s Board of Directors. For the nine months ended October 31, 2010 and 2009, the revenue derived by Comverse from Sonus Networks, Inc. was de minimus. Comverse had no accounts receivable outstanding as of October 31, 2010. As of January 31, 2010, Comverse had accounts receivable from Sonus Networks, Inc. of $0.3 million. Verint derived no revenue from Sonus Networks, Inc. for the three and nine months ended October 31, 2010 and 2009 and had no accounts receivable therefrom as of October 31, 2010 and January 31, 2010.

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

Originally, the preferred stock did not confer on CTI voting rights and was not convertible into Verint Systems’ common stock. On October 5, 2010, Verint Systems’ stockholders approved in a special stockholders meeting the issuance of the Verint Systems’ common stock underlying the preferred stock and accordingly, on such date, the preferred stock became voting and convertible into Verint Systems’ common stock. Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of October 31, 2010 and, if it were convertible as of January 31, 2010, the preferred stock could be converted into approximately 10.3 million and 10.0 million shares of Verint Systems’ common stock, respectively.

20. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company provides certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of October 31, 2010 and January 31, 2010, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $38.9 million as of October 31, 2010, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2012.

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

Settlement Agreements

On December 16, 2009 and December 17, 2009, CTI entered into agreements to settle the consolidated shareholder class action and consolidated shareholder derivative actions described above, respectively. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (the “Opt-out Credit”) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. In connection with such settlements, CTI dismissed its Direct Actions against Messrs. Alexander, Kreinberg, and Sorin, who, in turn, dismissed any counterclaims they filed against CTI.

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

If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. As of October 31, 2010 and January 31, 2010, CTI had $32.8 million and $17.1 million of restricted cash received from sales or redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply, respectively. As a result of certain redemptions of ARS, through July 20, 2011, CTI had received net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million and, as a result, believes it is required to prepay $20.0 million of the remaining $112.5 million due under the settlement agreement on November 15, 2011 on or before October 18, 2011 (as $30.0 million of such net proceeds were used to fund the May 2011 payment).

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

In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use the proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. As of October 31, 2010 and January 31, 2010, the Company had $32.8 million and $26.1 million, respectively, of cash proceeds received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the consolidated shareholder class action settlement agreement. As of October 31, 2010, all cash proceeds were classified within “Restricted cash and bank time deposits.” As of January 31, 2010, $9.0 million received from sales of ARS held with UBS were classified in “Restricted cash and bank time deposits” and $17.1 million, including interest, were classified within “Other assets” as long-term restricted cash. As of April 30, 2011 and January 31, 2011, the Company had $34.0 million and $33.4 million, respectively, of cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply which were classified in “Restricted cash and bank time deposits.”

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

The Company had accrued liabilities for this matter of $155.8 million and $173.6 million as of October 31, 2010 and January 31, 2010, respectively, and $146.1 million as of April 30, 2011 and January 31, 2011.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

21. SALE OF LAND

On September 16, 2010, Comverse Ltd. entered into an agreement for the sale of land in Ra’anana, Israel to a third party for approximately $28.5 million. Approximately $27.1 million of such proceeds were received in September 2010. The balance, which was originally held in escrow to cover, to the extent necessary, any applicable taxes and levies, was received in May 2011. The sale was consummated following a bid process during which the Company considered multiple offers. The land sale was pursued as part of the initiatives undertaken by management to

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

improve the Company’s cash position. The Company recorded a net gain of $2.4 million on the sale of this land for the three months ended October 31, 2010.

22. SUBSEQUENT EVENTS

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included in Item 15 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (or the 2009 Form 10-K) and the condensed consolidated financial statements and related notes included in this Quarterly Report. In addition, we note that this Quarterly Report has been filed by CTI after its due date, and that on May 31, 2011 and June 22, 2011 CTI filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (or the 2010 Form 10-K) and its Quarterly Report on Form 10-Q for the three months ended April 30, 2011 (or the 2011 Form 10-Q), respectively. Accordingly, we urge investors to review the 2010 Form 10-K, together with the audited consolidated financial statements and related notes included in Item 15 thereof, and the 2011 Form 10-Q and the condensed consolidated financial statements and related notes included therein, as these periodic reports reflect events that occurred subsequent to October 31, 2010. Percentage and amounts within this section may not calculate precisely due to rounding differences.

OVERVIEW

CTI is a holding company that conducts business through its subsidiaries, principally, Comverse, Inc., Verint Systems and Starhome, B.V. CTI’s reportable segments for the three and nine months ended October 31, 2010 were:

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

Ulticom was a reportable segment prior to its sale on December 3, 2010. The results of operations of Ulticom are reported as discontinued operations for the three and nine months ended October 31, 2010 and 2009. See note 15 to the condensed consolidated financial statements included in this Quarterly Report.

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

Segment performance is computed by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other insignificant gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with (a) our efforts to complete current and previously issued financial statements and audits of such financial statements and (b) our efforts to become current in our periodic reporting obligations under the federal securities laws. For additional information on how we apply segment performance to evaluate the operating results of our segments for each of the three and nine months ended October 31, 2010 and 2009, see note 18 to the condensed consolidated financial statements included in this Quarterly Report.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)

Comverse
Segment revenue	$228,901	$182,548	$627,019	$582,714
Segment performance	$40,851	$(22,660)	$30,290	$(30,563)
Segment performance margin	17.8%	(12.4%)	4.8%	(5.2%)

Verint
Segment revenue	$186,641	$186,480	$539,930	$530,897
Segment performance	$53,102	$55,186	$141,705	$156,996
Segment performance margin	28.5%	29.6%	26.2%	29.6%
All Other
Segment revenue	$10,713	$9,244	$27,912	$28,479
Segment performance	$(4,559)	$(4,710)	$(12,767)	$(13,097)
Segment performance margin	(42.6%)	(51.0%)	(45.7%)	(46.0%)

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

Three and Nine Months Ended October 31, 2010 Compared to Three and Nine Months Ended October 31, 2009

Condensed Consolidated Results

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
	(Dollars in thousands, except per share data)

Total revenue	$425,460	$377,813	$47,647	12.6%	$1,192,590	$1,140,779	$51,811	4.5%

Income (loss) from operations	23,302	(48,582)	71,884	(148.0%)	(73,440)	(110,903)	37,463	(33.8%)
Interest income	833	1,208	(375)	(31.0%)	2,835	5,857	(3,022)	(51.6%)
Interest expense	(9,020)	(6,770)	(2,250)	33.2%	(21,241)	(20,863)	(378)	1.8%
Other income (expense), net	1,563	(1,098)	2,661	(242.3%)	7,178	(14,671)	21,849	(148.9%)
Income tax (provision) benefit	(47,237)	6,519	(53,756)	N/M	(49,463)	(17,745)	(31,718)	178.7%

Net loss from continuing operations	(30,559)	(48,723)	18,164	(37.3%)	(134,131)	(158,325)	24,194	(15.3%)
(Loss) income from discontinued operations, net of tax	(947)	(32,563)	31,616	(97.1%)	(4,000)	2,091	(6,091)	(291.3%)

Net Loss	(31,506)	(81,286)	49,780	(61.2%)	(138,131)	(156,234)	18,103	(11.6%)

Less: Net income attributable to noncontrolling interest	(10,197)	(5,240)	(4,957)	94.6%	(9,620)	(15,346)	5,726	(37.3%)

Net loss attributable to Comverse Technology, Inc.	$(41,703)	$(86,526)	$44,823	(51.8%)	$(147,751)	$(171,580)	$23,829	(13.9%)

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic (loss) earnings per share
Continuing operations	$(0.20)	$(0.26)	$0.06		$(0.71)	$(0.86)	$0.15

Discontinued operations	$(0.00)	$(0.16)	$0.16		$(0.01)	$0.02	$(0.03)

Diluted (loss) earnings per share
Continuing operations	$(0.21)	$(0.26)	$0.05		$(0.71)	$(0.86)	$0.15

Discontinued operations	$(0.00)	$(0.16)	$0.16		$(0.01)	$0.02	$(0.03)

Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(40,929)	$(54,654)	$13,725		$(144,753)	$(174,821)	$30,068
(Loss) income from discontinued operations, net of tax	(774)	(31,872)	31,098		(2,998)	3,241	(6,239)

Net loss attributable to Comverse Technology, Inc.	$(41,703)	$(86,526)	$44,823		$(147,751)	$(171,580)	$23,829

Total Revenue

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Total revenue was $425.5 million for the three months ended October 31, 2010, an increase of $47.6 million, or 12.6%, compared to the three months ended October 31, 2009. The increase was primarily attributable to an increase in revenue at the Comverse segment of $46.2 million compared to the three months ended October 31, 2009. Revenue at the Verint segment remained relatively consistent for the three months ended October 31, 2010 compared to the three months ended October 31, 2009.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Total revenue was $1,192.6 million for the nine months ended October 31, 2010, an increase of $51.8 million, or 4.5%, compared to the nine months ended October 31, 2009. The increase was primarily attributable to an increase in revenue at the Comverse segment of $43.8 million compared to the nine months ended October 31, 2009. In addition, the Verint segment’s revenue for the nine months ended October 31, 2010 increased by $9.0 million compared to the nine months ended October 31, 2009.

Income (Loss) from Operations

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Income from operations was $23.3 million for the three months ended October 31, 2010, a change of $71.9 million from a loss from operations of $48.6 million for the three months ended October 31, 2009. The change was primarily attributable to:

•	a $47.6 million increase in total revenue, primarily attributable to the Comverse segment, and a $8.7 million decrease in cost of revenue, primarily attributable to the Comverse and Verint segments;

•	$17.5 million of litigation settlement income in the All Other segment;

•	a $13.1 million decrease in total compliance-related professional fees for the three months ended October 31, 2010 compared to the three months ended October 31, 2009; and

•	a $5.2 million decrease in agent and employee sales commissions, primarily attributable to the Comverse segment.

These changes were partially offset by a $20.2 million increase in restructuring charges, primarily due to a number of restructuring initiatives commenced by the Comverse segment.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Loss from operations was $73.4 million for the nine months ended October 31, 2010, a decrease in loss of $37.5 million, or 33.8%, compared to the nine months ended October 31, 2009. The decrease was primarily attributable to:

•

a $51.8 million increase in total revenue at the Comverse and Verint segments that was partially offset by a related increase in cost of revenue of $5.7 million, primarily attributable to the Comverse segment;

•	$17.5 million of litigation settlement income in the All Other segment;

•	a $12.1 million decrease in agent and employee sales commissions, primarily attributable to the Comverse segment; and

•

an $8.1 million decrease in amortization and depreciation expenses recorded in selling, general and administrative expenses and in research and development expenses, primarily attributable to the Comverse segment.

These were partially offset by:

•	an $18.0 million increase in compliance-related professional fees;

•	a $13.7 million increase in restructuring charges, primarily due to a number of restructuring initiatives commenced by the Comverse segment; and

•

a $13.4 million increase in personnel-related costs recorded in selling, general and administrative expenses and in research and development expenses for the nine months ended October 31, 2010, primarily attributable to the Verint segment.

Interest Income

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Interest income was $0.8 million for the three months ended October 31, 2010, a decrease of $0.4 million, or 31.0%, compared to the three months ended October 31, 2009.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Interest income was $2.8 million for the three months ended October 31, 2010, a decrease of $3.0 million, or 51.6%, compared to the nine months ended October 31, 2009. The decrease was primarily attributable to a $1.7 million decrease in interest income at the Comverse segment due to lower cash and cash equivalents during the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009 and a $1.0 million decrease in interest income at CTI due to a lower principal amount of auction rate securities (or ARS) investments held compared to nine months ended October 31, 2009 due to sales and redemptions.

Interest Expense

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Interest expense was $9.0 million for the three months ended October 31, 2010, an increase of $2.3 million, or 33.2%, compared to the three months ended October 31, 2009. The increase was primarily related to a $2.8 million increase in interest expense attributable to the Verint segment, due to a higher interest rate applicable to Verint’s borrowings pursuant to an amendment to Verint’s prior agreement entered into in July 2010, partially offset by decreases in interest expense at our other segments.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Interest expense was $21.2 million for the nine months ended October 31, 2010, an increase of $0.4 million, or 1.8%, compared to the nine months ended October 31, 2009.

Other Income (Expense), Net

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Other income, net was $1.6 million for the three months ended October 31, 2010, a change of $2.7 million compared to other expense, net of $1.1 million for the three months ended October 31, 2009. The change was primarily due to a $4.4 million in net realized and unrealized losses on Verint’s interest rate swap and $2.1 million in impairment charges attributable to the UBS Put for the three months ended October 31, 2009 with no corresponding losses or charges recorded for the three months ended October 31, 2010, offset by a $3.2 million decrease in net foreign currency gains.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Other income, net was $7.2 million for the nine months ended October 31, 2010, a change of $21.8 million compared to other expense, net of $14.7 million for the nine months ended October 31, 2009. The change was primarily attributable to:

•	a $23.5 million increase in net realized gains recognized on investments;

•	a $7.9 million decrease in net realized and unrealized losses on Verint’s interest rate swap; and

•	a $6.4 million decrease in other-than-temporary impairment charges associated with our ARS.

This change was partially offset by:

•

an $8.3 million increase in expense as a result of recognizing $4.4 million of net foreign currency losses for the nine months ended October 31, 2010 compared to net foreign currency gains of $3.9 million for the nine months ended October 31, 2009; and

•	a $2.6 million increase in impairment charge attributable to the UBS Put.

Income Tax (Provision) Benefit

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Income tax provision was $47.2 million for the three months ended October 31, 2010, representing an effective tax rate of 283.2%, compared to an income tax benefit of $6.5 million, representing an effective tax rate of 11.8% for the three months ended October 31, 2009.

For the three months ended October 31, 2010, the effective tax rate was higher than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. We did not record a significant income tax benefit in certain loss jurisdictions, primarily because we maintain a valuation allowance against certain of our U.S. and foreign net deferred tax assets as such deferred tax assets are not more likely than not to be realized. Additionally, the benefit of losses in other jurisdictions was offset by withholding taxes and certain tax contingencies recorded in the three months ended October 31, 2010.

For the three months ended October 31, 2009, the effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. We did not record a significant income tax benefit on the quarterly loss, primarily because we maintain a valuation allowance against certain of our U.S. and foreign net deferred tax assets as such deferred tax assets are not more likely than not to be realized. Additionally, the benefit of losses in other jurisdictions was offset by withholding taxes and certain tax contingencies recorded in the three months ended October 31, 2010.

The change in our effective tax rate for the three months ended October 31, 2010, compared to the three months ended October 31, 2009 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Income tax provision was $49.5 million for the nine months ended October 31, 2010, representing an effective tax rate of (58.2%), compared to an income tax provision of $17.7 million, representing an effective tax rate of (12.6%) for the nine months ended October 30, 2009.

During the nine months ended October 31, 2010 and 2009, the effective tax rates were negative due to the fact that we reported income tax expense on a consolidated pre-tax loss. We did not record an income tax benefit on the losses for the period, primarily because we maintain a valuation allowance against certain of our U.S. and foreign net deferred tax assets. The tax provision for the period is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the nine months ended October 31, 2010 and 2009.

The change in our effective tax rate for the nine months ended October 31, 2010, compared to the nine months ended October 31, 2009 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.

(Loss) Income from Discontinued Operations, Net of Tax

Three Months Ended October 31, 2010 compared to the Three Months Ended October 31, 2009. Loss from discontinued operations, net of tax, was $0.9 million for the three months ended October 31, 2010, a decrease in loss of $31.6 million, or 97.1%, compared to the three months ended October 31, 2009. The decrease was primarily attributable to $29.1 million tax provision allocated from continuing operations to discontinued operations for the three months ended October 31, 2009 with no corresponding allocation for the three months ended October 31, 2010.

Nine Months Ended October 31, 2010 compared to the Nine Months Ended October 31, 2009. Loss from discontinued operations, net of tax, was $4.0 million for the nine months ended October 31, 2010, compared to $2.1 million income from discontinued operations, net of tax for the nine months ended October 31, 2009. The change was primarily attributable to $7.8 million of tax benefit allocated from continuing operations to discontinued operations for the nine months ended October 31, 2009 with no corresponding allocation for the nine months ended October 31, 2010. The income tax benefit of $7.8 million for the nine months ended October 31, 2009 attributable to discontinued operations results from the intraperiod allocation of income taxes created through the proportionate allocation of taxes to discontinued operations. The income tax benefit of $36.8 million recognized during the six months ended July 31, 2009 was substantially offset by a $29.1 million income tax provision recognized during the three months ended October 31, 2009.

Net Income Attributable to Noncontrolling Interest

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Net income attributable to noncontrolling interest was $10.2 million for the three months ended October 31, 2010, an increase of $5.0 million, or 94.6%, compared to the three months ended October 31, 2009. The increase was primarily attributable to an increase in Verint’s net income for the three months ended October 31, 2010, compared to the three months ended October 31, 2009.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Net income attributable to noncontrolling interest was $9.6 million for the nine months ended October 31, 2010, a decrease of $5.7 million compared to the nine months ended October 31, 2009. The decrease was primarily attributable to a decrease in Verint’s net income for the nine months ended October 31, 2010, compared to the nine months ended October 31, 2009.

Segment Results

Comverse

	Comverse
	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
	(Dollars in thousands)

Revenue:
Revenue	$228,326	$182,089	$46,237	25.4%	$625,375	$581,564	$43,811	7.5%
Intercompany revenue	575	459	116	25.3%	1,644	1,150	494	43.0%

Total revenue	228,901	182,548	46,353	25.4%	627,019	582,714	44,305	7.6%

Costs and expenses:
Cost of revenue	110,236	114,198	(3,962)	(3.5%)	353,127	343,531	9,596	2.8%
Intercompany purchases	367	1,371	(1,004)	(73.2%)	908	1,953	(1,045)	(53.5%)
Selling, general and administrative	68,595	84,831	(16,236)	(19.1%)	205,755	241,226	(35,471)	(14.7%)
Research and development, net	37,022	43,422	(6,400)	(14.7%)	115,029	133,106	(18,077)	(13.6%)
Other operating expenses	21,800	1,609	20,191	N/M	28,776	14,889	13,887	93.3%

Total costs and expenses	238,020	245,431	(7,411)	(3.0%)	703,595	734,705	(31,110)	(4.2%)

Loss from operations	$(9,119)	$(62,883)	$53,764	(85.5%)	$(76,576)	$(151,991)	$75,415	(49.6%)

Computation of segment performance:
Segment revenue	$228,901	$182,548	$46,353	25.4%	$627,019	$582,714	$44,305	7.6%

Total costs and expenses	$238,020	$245,431	$(7,411)	(3.0%)	$703,595	$734,705	$(31,110)	(4.2%)
Segment expense adjustments:
Stock-based compensation expense	858	835	23	2.8%	1,640	3,499	(1,859)	(53.1%)
Amortization of acquisition-related intangibles	4,641	5,540	(899)	(16.2%)	13,953	16,454	(2,501)	(15.2%)
Compliance-related professional fees	23,134	29,405	(6,271)	(21.3%)	63,536	77,556	(14,020)	(18.1%)
Compliance-related compensation and other expenses	1,887	2,834	(947)	(33.4%)	2,753	8,175	(5,422)	(66.3%)
Acquisition-related charges	—	—	—	N/M	—	(103)	103	N/M
Restructuring and integration charges	21,800	1,608	20,192	N/M	28,776	14,888	13,888	93.3%
Gain on sale of land	(2,371)	—	(2,371)	N/M	(2,371)	—	(2,371)	N/M
Other	21	1	20	N/M	(1,421)	959	(2,380)	(248.2%)

Segment expense adjustments	49,970	40,223	9,747	24.2%	106,866	121,428	(14,562)	(12.0%)

Segment expenses	188,050	205,208	(17,158)	(8.4%)	596,729	613,277	(16,548)	(2.7%)

Segment performance	$40,851	$(22,660)	$63,511	(280.3%)	$30,290	$(30,563)	$60,853	(199.1%)

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

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Revenue from customer solutions was $140.7 million for the three months ended October 31, 2010, an increase of $36.3 million, or 34.8%, compared to the three months ended October 31, 2009. The increase was attributable to increased demand for Comverse’s customer solutions primarily by Comverse’s larger customers located in regions in which general market conditions improved.

Revenue from BSS customer solutions was $52.1 million for the three months ended October 31, 2010, an increase of $7.2 million, or 16.1%, compared to the three months ended October 31, 2009. Revenue from VAS customer solutions was $88.6 million for the three months ended October 31, 2010, an increase of $29.1 million, or 49.0%, compared to the three months ended October 31, 2009.

The increase in revenue from BSS customer solutions was primarily attributable to the completion of certain large projects during the three months ended October 31, 2010.

The increase in revenue from VAS customer solutions was primarily attributable to a number of large deployments of next generation voicemail products (including visual voicemail) by customers in connection with the launch of new smart phones and increasing use of smart phones by subscribers. During the three months ended October 31, 2010, however, revenue from VAS customer solutions continued to be adversely affected by certain trends (referred to as the VAS market trends) primarily attributable to (i) the continuance of the weakness in the general market conditions in certain regions and the resulting lower levels of spending by telecommunication service providers located in such regions, (ii) the continued proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the continued maturation of the wireless services industry, particularly as it relates to voice-based services such as voicemail, resulting in a decreasing rate of growth in the subscriber base of Comverse’s telecommunication service provider customers and in their capital spending budgets, and (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets. Included in the VAS customer solutions revenue increase was a decrease in revenue of $1.4 million attributable to Comverse’s Netcentrex reporting unit for the three months ended October 31, 2010 compared to the three months ended October 31, 2009. The decline in Netcentrex’s revenue was mainly due to continued weakness in market conditions, increased competition from low-cost service providers and resulting pricing pressures and significant reductions in orders by a key customer.

Maintenance revenue was $87.7 million for the three months ended October 31, 2010, an increase of $9.9 million, or 12.7%, compared to the three months ended October 31, 2009. This increase was primarily attributable to an increase in the installed base of BSS customer solutions.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Revenue from customer solutions was $378.2 million for the nine months ended October 31, 2010, an increase of $35.3 million, or 10.3%, compared to the nine months ended October 31, 2009. The increase was attributable to increased demand for Comverse’s customer solutions primarily by Comverse’s larger customers located in regions in which general market conditions improved.

Revenue from BSS customer solutions was $135.1 million for the nine months ended October 31, 2010, a decrease of $28.3 million, or 17.3%, compared to the nine months ended October 31, 2009. Revenue from VAS customer solutions was $243.1 million for the nine months ended October 31, 2010, an increase of $63.7 million, or 35.5%, compared to the nine months ended October 31, 2009.

The decrease in revenue from BSS customer solutions was primarily attributable to (i) increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance, and (ii) lower volume of BSS projects during the nine months ended October 31, 2010, resulting from reduced customer order activity in recent years due to the global economic weakness.

The increase in revenue from VAS customer solutions was primarily attributable to a number of large deployments of next generation voicemail products (including visual voicemail) by customers in connection with the launch of new smart phones and increasing use of smart phones by subscribers. During the nine months ended October 31, 2010, however, revenue from VAS customer solutions continued to be adversely affected by the VAS market trends discussed above. Included in the VAS customer solutions revenue increase was a decrease in revenue of $5.3 million attributable to Comverse’s Netcentrex reporting unit for the nine months ended October 31, 2010, compared to the nine months ended October 31, 2009. The decline in Netcentrex’ revenue was mainly due to continued weakness in market conditions, increased competition from low-cost service providers and resulting pricing pressures and significant reductions in orders by a key customer.

Maintenance revenue was $247.2 million for the nine months ended October 31, 2010, an increase of $8.5 million, or 3.6%, compared to the nine months ended October 31, 2009. This increase was primarily attributable to an increase in the installed base of BSS customer solutions.

Revenue by Geographic Region

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 37%, 41%, and 22% of Comverse’s revenue, respectively, for the three months ended October 31, 2010 compared to approximately 32%, 47%, and 21% of Comverse’s revenue, respectively, for the three months ended October 31, 2009. The presentation of revenue by geographic region is based on the location of customers.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Revenue in the Americas, EMEA and Asia Pacific represented approximately 33%, 43%, and 24% of Comverse’s revenue, respectively, for the nine months ended

October 31, 2010 compared to approximately 28%, 53%, and 19% of Comverse’s revenue, respectively, for the nine months ended October 31, 2009.

During the three and nine months ended October 31, 2010, revenue by geographic region was impacted by the market conditions therein. Comverse’s revenue increased in North America and APAC, regions in which general market conditions improved. The increase in revenue in North America was primarily attributable to a number of large deployments of next generation voicemail products (including visual voicemail) by customers in connection with the launch of new smart phones and increasing use of smart phones by subscribers. Europe continued to suffer from significant weakness in market conditions and, accordingly, Comverse’s European customers continued to closely monitor their costs and maintain lower levels of spending. As a result, Comverse’s revenue from its European customers declined during the three and nine months ended October 31, 2010 compared to the three and nine months ended October 31, 2009.

Foreign Currency Impact on Revenue

Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse’s revenue for the three and nine months ended October 31, 2010 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the three months ended October 31, 2010 compared to the three months ended October 31, 2009 unfavorably impacted revenue by $0.7 million. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009 unfavorably impacted revenue by $3.0 million.

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

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Cost of revenue was $110.2 million for the three months ended October 31, 2010, a decrease of $4.0 million, or 3.5%, compared to the three months ended October 31, 2009. The decrease was primarily attributable to:

•	a $5.6 million decrease in contractor costs due to project completion and increased use of company employees in lieu of the use of contractors as part of cost-saving initiatives;

•

a $1.9 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and decline in compensation levels, for the three months ended October 31, 2010. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $0.2 million for the three months ended October 31, 2010; and

•

a $1.6 million decrease in depreciation and amortization expenses primarily due to a decline in depreciable assets as a result of reduced capital expenditures, write-off of assets no longer in use and impairment of intangible assets during the fiscal year ended January 31, 2010.

These decreases were partially offset by an increase in material costs and overhead of $6.0 million primarily as a result of increased revenue.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Cost of revenue was $353.1 million for the nine months ended October 31, 2010, an increase of $9.6 million, or 2.8%, compared to the nine months ended October 31, 2009. The increase was primarily attributable to:

•	a $22.1 million increase in material costs and overhead primarily as a result of increased revenue for the nine months ended October 31, 2010; and

•

a $4.2 million increase in personnel-related costs primarily due to higher costs related to our customization projects, partially offset by decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels for the nine months ended October 31, 2010. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $2.9 million for the nine months ended October 31, 2010.

These increases were partially offset by:

•	a $7.9 million decrease in contractor costs due to project completion and increased use of company employees in lieu of the use of contractors as part of cost-saving initiatives;

•

a $3.9 million decrease in depreciation and amortization expenses primarily due to a decline in depreciable assets as a result of reduced capital expenditures, write-off of assets no longer in use and impairment of intangible assets during the fiscal year ended January 31, 2010;

•	a $3.9 million decrease in the provision for value added taxes as a result of changes in regulations and statute of limitations; and

•	a $1.3 million decrease in travel and entertainment expenses as a result of cost-saving initiatives.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Selling, general and administrative expenses were $68.6 million for the three months ended October 31, 2010, a decrease of $16.2 million, or 19.1%, compared to the three months ended October 31, 2009. The decrease was primarily attributable to:

•

a $6.3 million decrease in compliance-related professional fees due to the completion of adjustments to our historical financial statements and evaluations of the application of generally accepted accounting principles resulting in the filing with the SEC of the comprehensive Form 10-K for the fiscal year ended January 31, 2009, 2008, 2007 and 2006 on October 4, 2010;

•

a $3.8 million decrease in agent and employee sales commissions primarily due to a decrease in bookings generated from certain projects and in certain geographic locations with respect to which Comverse pays higher commissions to sales agents and, to a lesser extent, a decrease in sales commissions paid to employees primarily due to a shift in product and project mix during the three months ended October 31, 2010 to products and projects with respect to which Comverse pays lower sales commissions compared to the three months ended October 31, 2009;

•	a $1.8 million decrease in rent and utilities due to the closure of offices as part of the restructuring initiatives implemented in the prior fiscal year;

•	a $0.8 million decrease in contractor costs due to project completion and increased use of company employees in lieu of the use of contractors as part of cost-saving initiatives; and

•	a $0.7 million decrease in advertising and marketing costs due to overall decrease in marketing budgets and cash conservation efforts.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Selling, general and administrative expenses were $205.8 million for the nine months ended October 31, 2010, a decrease of $35.5 million, or 14.7%, compared to the nine months ended October 31, 2009. The decrease was primarily attributable to:

•

a $14.0 million decrease in compliance-related professional fees due to the completion of adjustments to our historical financial statements and evaluations of the application of generally accepted accounting principles resulting in the filing with the SEC of the comprehensive Form 10-K for the fiscal year ended January 31, 2009, 2008, 2007 and 2006 on October 4, 2010;

•

an $11.5 million decrease in agent and employee sales commissions primarily due to a decrease in bookings generated from certain projects and in certain geographic locations with respect to which Comverse pays higher commissions to sales agents and, to a lesser extent, a decrease in sales commissions paid to employees primarily due to a shift in product and project mix during the nine months ended October 31, 2010 to products and projects with respect to which Comverse pays lower sales commissions compared to the nine months ended October 31, 2009;

•	a $4.3 million decrease in rent and utilities due to the closure of offices as part of the restructuring initiatives implemented in the prior fiscal year; and

•

a $3.5 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and decline in compensation levels during the nine months ended October 31, 2010. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $1.6 million for the nine months ended October 31, 2010.

Research and Development, Net

Research and development expenses primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content used in research and development activities.

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Research and development expenses, net were $37.0 million for the three months ended October 31, 2010, a decrease of $6.4 million, or 14.7%, compared to the three months ended October 31, 2009. The decrease was primarily attributable to:

•

a $2.0 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels during the three months ended October 31, 2010. Fluctuations in foreign exchange rates had an unfavorable impact on personnel-related costs of approximately $0.3 million for the three months ended October 31, 2010;

•	a $1.2 million decrease in depreciation expense due to a decline in depreciable assets as a result of reduced capital expenditures and write-off of assets no longer in use; and

•	a $0.9 million decrease in contractor costs due to project completion and increased use of company employees in lieu of the use of contractors as part of cost-saving initiatives.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Research and development expenses, net were $115.0 million for the nine months ended October 31, 2010, a decrease of $18.1 million, or 13.6%, compared to the nine months ended October 31, 2009. The decrease was primarily attributable to:

•

a $6.9 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels during the nine months ended October 31, 2010. Fluctuations in foreign exchange rates had an unfavorable impact on personnel-related costs of approximately $1.6 million for the nine months ended October 31, 2010;

•	a $3.4 million decrease in depreciation expense due to a decline in depreciable assets as a result of reduced capital expenditures and write-off of assets no longer in use;

•	a $2.5 million decrease in allocated overhead relating to research and development;

•	a $1.4 million decrease in contractor costs;

•	a $0.8 million decrease in travel and entertainment expenses; and

•	a $0.5 million decrease in stock related compensation expenses.

Other Operating Expenses

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Other operating expenses were $21.8 million for the three months ended October 31, 2010, an increase of $20.2 million, compared to the three months ended October 31, 2009. The increase was primarily attributable to increased restructuring charges due to a number of restructuring initiatives commenced at Comverse (including at its Netcentrex reporting unit) during the three months ended October 31, 2010 to eliminate staff positions and close certain facilities in order to align operating costs and expenses with anticipated revenue.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Other operating expenses were $28.8 million for the nine months ended October 31, 2010, an increase of $13.9 million, or 93.3%, compared to the nine months ended October 31, 2009. The increase was primarily attributable to increased restructuring charges due to a number of restructuring initiatives commenced at Comverse (including at its Netcentrex reporting unit) during the three months ended October 31, 2010 to eliminate staff positions and close certain facilities in order to align operating costs and expenses with anticipated revenue.

Segment Performance

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Segment performance was $40.9 million for the three months ended October 31, 2010 based on segment revenue of $228.9 million, representing a segment performance margin of 17.8% as a percentage of segment revenue. Segment performance was a $22.7 million loss for the three months ended October 31, 2009 based on segment revenue of $182.5 million, representing a segment performance margin of (12.4%)

as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the increase in segment revenue and the decrease in segment expenses for the three months ended October 31, 2010.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Segment performance was $30.3 million for the nine months ended October 31, 2010 based on segment revenue of $627.0 million, representing a segment performance margin of 4.8% as a percentage of segment revenue. Segment performance was a $30.6 million loss for the nine months ended October 31, 2009 based on segment revenue of $582.7 million, representing a segment performance margin of (5.2%) as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the increase in segment revenue and the decrease in segment expenses for the nine months ended October 31, 2010.

Verint

	Verint
	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$186,641	$186,480	$161	0.1%	$539,930	$530,897	$9,033	1.7%
Intercompany revenue	—	—	—	N/M	—	—	—	N/M

Total revenue	186,641	186,480	161	0.1%	539,930	530,897	9,033	1.7%

Costs and expenses:
Cost of revenue	58,941	63,510	(4,569)	(7.2%)	177,094	179,646	(2,552)	(1.4%)
Selling, general and administrative	73,244	77,774	(4,530)	(5.8%)	240,082	216,774	23,308	10.8%
Research and development, net	24,063	21,461	2,602	12.1%	72,544	61,000	11,544	18.9%
Other operating expenses	—	—	—	N/M	—	24	(24)	N/M

Total costs and expenses	156,248	162,745	(6,497)	(4.0%)	489,720	457,444	32,276	7.1%

Income from operations	$30,393	$23,735	$6,658	28.1%	$50,210	$73,453	$(23,243)	(31.6%)

Computation of segment performance:
Segment revenue	$186,641	$186,480	$161	0.1%	$539,930	$530,897	$9,033	1.7%

Total costs and expenses	$156,248	$162,745	$(6,497)	(4.0%)	$489,720	$457,444	$32,276	7.1%
Segment expense adjustments:
Stock-based compensation expense	13,090	11,682	1,408	12.1%	39,095	31,380	7,715	24.6%
Amortization of acquisition-related intangibles	7,632	7,349	283	3.9%	22,762	22,941	(179)	(0.8%)
Compliance-related professional fees	823	12,406	(11,583)	(93.4%)	27,090	29,171	(2,081)	(7.1%)
Acquisition-related charges	518	—	518	N/M	1,349	—	1,349	N/M
Restructuring and integration charges	—	1	(1)	N/M	—	25	(25)	N/M
Other	646	13	633	N/M	1,199	26	1,173	N/M

Segment expense adjustments	22,709	31,451	(8,742)	(27.8%)	91,495	83,543	7,952	9.5%

Segment expenses	133,539	131,294	2,245	1.7%	398,225	373,901	24,324	6.5%

Segment performance	$53,102	$55,186	$(2,084)	(3.8%)	$141,705	$156,996	$(15,291)	(9.7%)

Revenue

Verint’s product revenue consists of the sale of hardware and software products. Verint’s service and support revenue consists primarily of revenue from installation, consulting and training services and post-contract customer support.

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Product revenue was $97.8 million for the three months ended October 31, 2010, a decrease of $0.7 million, or 0.7%, compared to the three months ended October 31, 2009. The decrease in product revenue was primarily related to Verint’s Workforce Optimization, principally as a result of the completion of a multi-site installation for a major customer for which revenue was recognized upon final acceptance in the three months ended October 31, 2009 and to Verint’s Video Intelligence solutions due to a multi-site delivery to a major customer in the three months ended October 31, 2009. The decrease was partially offset by an increase in product revenue from Verint’s Communications Intelligence solutions as a result of a higher volume of projects completed during the three months ended October 31, 2010.

Service and support revenue was $88.9 million for the three months ended October 31, 2010, an increase of $0.9 million, or 1.0%, compared to the three months ended October 31, 2009. The increase was primarily attributable to an increase in service revenue from Verint’s Workforce Optimization solutions due to higher support revenue and higher professional services revenue associated with installation, consulting and training, primarily due to the improvement in economic conditions, partially offset by decreases in service revenue from Verint’s Video Intelligence and Communications Intelligence solutions.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Product revenue was $282.9 million for the nine months ended October 31, 2010, a decrease of $0.7 million, or 0.2%, compared to the nine months ended October 31, 2009. The decrease was primarily attributable to a decrease in product revenue related to Verint’s Video Intelligence solutions as a result of the delivery of a large order from a major customer in the nine months ended October 31, 2009 partially offset by an increase in revenue from other customers and increasing product revenue from Verint’s Workforce Optimization and Communications Intelligence solutions.

Service and support revenue was $257.0 million for the nine months ended October 31, 2010, an increase of $9.7 million, or 3.9%, compared to the nine months ended October 31, 2009. The increase was primarily attributable to an increase in service revenue from Verint’s Workforce Optimization solutions due to higher support revenue and higher professional service revenue associated with installation, consulting and training, partially offset by decreases in service revenue from Verint’s Video Intelligence and Communications Intelligence solutions.

Revenue by Geographic Region

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Revenue in the Americas, EMEA and APAC represented approximately 49%, 26%, and 25% of Verint’s revenue, respectively, for the three months ended October 31, 2010 compared to approximately 56%, 25%, and 19%, respectively, for the three months ended October 31, 2009.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Revenue in the Americas, EMEA and APAC represented approximately 52%, 26%, and 22% of Verint’s total revenue, respectively, for the nine months ended October 31, 2010 compared to approximately 55%, 24%, and 21%, respectively, for the nine months ended October 31, 2009.

Cost of Revenue

Cost of revenue consists of product costs, service costs and amortization of acquired technology. Verint’s product cost of revenue primarily consists of hardware material costs, royalties due to third parties for software components that are embedded in the software applications, amortization of capitalized software development costs, personnel-related costs associated with Verint’s global operations, contractor and consulting expenses, travel expenses relating to resources dedicated to the delivery of customized projects, facility costs and other allocated overhead expenses. Verint’s service cost of revenue primarily consists of personnel-related costs, contractor costs, travel expenses relating to installation, training, consulting, and maintenance services, stock-based compensation expenses, facility costs and other overhead expenses.

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Product cost of revenue was $28.9 million for the three months ended October 31, 2010, a decrease of $7.1 million, or 19.8%, compared to the three months ended October 31, 2009. The decrease was primarily attributable to the decrease in material costs of $4.1 million and contractor expenses of $3.9 million primarily as a result of less work performed on customized projects related to Verint’s Communications Intelligence solutions and the recognition of a multi-site installation for a major customer carrying higher material costs related to Verint’s Workforce Optimization solutions, during the three months ended October 31, 2009. Verint’s overall product margins increased in the three months ended October 31, 2010 compared to the three months ended October 31, 2009, primarily due to a decline in product costs relating to a favorable change in product mix, as higher margin software revenue accounted for a larger portion of overall product mix. Product costs for the three months ended October 31, 2010 and 2009 included amortization of acquired technology of $2.3 million and $2.0 million, respectively.

Service cost of revenue was $30.1 million for the three months ended October 31, 2010, an increase of $2.5 million, or 9.2%, compared to the three months ended October 31, 2009. Personnel-related costs increased $2.4 million primarily related to Verint’s Workforce Optimization solutions due to an increase in employee headcount required to provide increased professional services, including installation and training, as well as salary increases. Verint’s overall service and support margins decreased in the three months ended October 31, 2010 compared to the three months ended October 31, 2009, primarily due to the increase in service and support expenses discussed above.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Product cost of revenue was $90.0 million for the nine months ended October 31, 2010, a decrease of $8.5 million, or 8.6%, compared to the nine months ended October 31, 2009. The decrease was primarily attributable to the decrease in contractor expenses of $8.5 million and a decrease in personnel-related costs of $0.3 million, primarily as a result of less work performed on customized projects related to Verint’s Communications Intelligence solutions. Verint’s overall product margins increased in the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009, primarily as a result of a decline in product costs relating to a favorable change in product mix, as higher margin software revenue accounted for a larger portion of overall product mix. Product costs for the nine months ended October 31, 2010 and 2009 included amortization of acquired technology of $6.7 million and $6.0 million, respectively.

Service cost of revenue was $87.1 million for the nine months ended October 31, 2010, an increase of $5.9 million, or 7.3%, compared to the nine months ended October 31, 2009. Personnel-related costs increased $5.1 million primarily related to Verint’s Workforce Optimization solutions due to an increase in employee headcount required to provide increased professional services, including installation and training to customers, as well as salary increases. Verint’s overall service and support margins decreased in the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009, primarily due to the increase in service and support expenses discussed above.

Selling, General and Administrative

Verint’s selling, general and administrative expenses consist primarily of personnel-related costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, other administrative expenses and amortization of other acquired intangible assets.

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Selling, general, and administrative expenses were $73.2 million for the three months ended October 31, 2010, a decrease of $4.5 million, or 5.8%, compared to the three months ended October 31, 2009. The decrease was primarily attributable to a decrease in professional fees of $8.4 million, including the compliance-related professional fees associated with the completion and filing of Verint’s financial statements for prior fiscal periods. This decrease was partially offset by:

•	a $2.8 million increase in personnel-related costs due to an increase in headcount and salary increases; and

•

a $2.0 million increase in stock-based compensation expense primarily related to an increase in Verint’s stock price impacting certain stock-based compensation arrangements accounted for as liability awards.

Amortization of other acquired intangible assets included in selling, general and administrative expenses remained constant at $5.4 million for the three months ended October 31, 2010, compared to the three months ended October 31, 2009 due to an increase in amortization expense of acquired technology associated with the Iontas acquisition offset by a decrease in certain intangible assets impacted by the weakening British pound sterling.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Selling, general, and administrative expenses were $240.1 million for the nine months ended October 31, 2010, an increase of $23.3 million, or 10.8%, compared to the nine months ended October 31, 2009.

This increase was primarily attributable to:

•	a $8.8 million increase in personnel-related costs due to an increase in headcount, as well as salary increases which took effect during the nine months ended October 31, 2010;

•

a $6.0 million increase in stock-based compensation expense primarily related to an increase in Verint’s stock price impacting certain stock-based compensation arrangements accounted for as liability awards;

•	a $4.8 million increase in professional fees primarily due to audit, legal and tax services associated with the completion and filing of Verint’s financial statements for prior fiscal periods;

•	a $1.7 million increase in marketing expenses due to Verint’s global brand awareness marketing campaign; and

•

other expense increases, including increases in travel and entertainment expenses of $1.7 million and recruitment and other personnel expenses totaling $1.2 million primarily as a result of the increase in headcount.

These increases were offset by the net decrease in amortization of other acquired intangible assets of $0.8 million primarily as a result of certain intangible assets becoming fully amortized during the fiscal year ended January 31, 2010, as well as certain intangible assets impacted by the weakening British pound sterling, partially offset by increased amortization expense of acquired technology associated with the Iontas acquisition.

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

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Research and development expenses, net were $24.1 million for the three months ended October 31, 2010, an increase of $2.6 million, or 12.1%, compared to the three months ended October 31, 2009. The increase was primarily attributable to increases in personnel-related costs of $3.6 million mainly due to an increase in employee headcount and partially due to salary increases, as well as the impact of the weakening U.S. dollar against the NIS and Canadian dollar on research and development wages in Verint’s Israeli and Canadian research and development facilities. This increase was partially offset by a decrease in stock-based compensation expense of $0.6 million primarily due to the vesting of stock options and restricted stock awards during the three months ended October 31, 2010.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Research and development expenses, net were $72.5 million for the nine months ended October 31, 2010, an increase of $11.5 million, or 18.9%, compared to the nine months ended October 31, 2009. The increase was primarily attributable to increases in personnel-related costs of $13.1 million mainly due to an increase in headcount, salary increases which took effect in the nine months ended October 31, 2010, higher expenses related to Verint’s Communication Intelligence solutions as a result of a higher portion of employees’ time devoted to generic product development rather than specific customization work for projects as well as the impact of the weakening U.S. dollar against the NIS and Canadian dollar on research and development wages in Verint’s Israeli and Canadian research and development facilities. This increase was partially offset by a $1.3 million increase in research and development reimbursements from government programs primarily due to new programs approved by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (or the OCS) during the nine months ended October 31, 2010.

Foreign Currency Effect on Operating Results

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. In the three months ended October 31, 2010 compared to the three months ended October 31, 2009, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint’s business resulted in a decrease in Verint’s revenue and an increase in cost of revenue and operating expenses. Had foreign exchange rates remained constant in these periods, Verint’s revenue would have been approximately $2.0 million higher and its cost of revenue and operating expenses would have been approximately $1.0 million lower, which would have resulted in approximately $3.0 million of higher income from operations for the three months ended October 31, 2010.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. In the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint’s business resulted in an increase in Verint’s revenue and an increase in cost of revenue and operating expenses. Had foreign exchange rates remained constant in these periods, Verint’s revenue would have been approximately $1.0 million lower and its cost of revenue and operating expenses would have been approximately $7.0 million lower, which would have resulted in approximately $6.0 million of higher income from operations for the nine months ended October 31, 2010.

Segment Performance

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Segment performance was $53.1 million for the three months ended October 31, 2010 based on segment revenue of $186.6 million, representing a segment performance margin of 28.5% as a percentage of segment revenue. Segment performance was $55.2 million for the three months ended October 31, 2009 based on segment revenue of $186.5 million, representing a segment performance margin of 29.6% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses, while segment revenue remained relatively constant for the three months ended October 31, 2010 compared to the three months ended October 31, 2009.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Segment performance was $141.7 million for the nine months ended October 31, 2010 based on segment revenue of $539.9 million, representing a segment performance margin of 26.2% as a percentage of segment revenue. Segment performance was $157.0 million for the nine months ended October 31, 2009 based on segment revenue of $530.9 million, representing a segment performance margin of 29.6% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses, which was only partially offset by higher segment revenue for the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009.

All Other

	All Other
	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$10,493	$9,244	$1,249	13.5%	$27,285	$28,318	$(1,033)	(3.6%)
Intercompany revenue	220	—	220	N/M	627	161	466	289.4%

Total revenue	10,713	9,244	1,469	15.9%	27,912	28,479	(567)	(2.0%)

Costs and expenses:
Cost of revenue	2,038	2,188	(150)	(6.9%)	5,899	6,864	(965)	(14.1%)
Intercompany purchases	865	485	380	78.4%	1,966	1,433	533	37.2%
Selling, general and administrative	21,580	15,252	6,328	41.5%	79,967	48,561	31,406	64.7%
Research and development, net	1,975	2,104	(129)	(6.1%)	5,691	5,975	(284)	(4.8%)
Other operating (income) expenses	(17,350)	—	(17,350)	N/M	(17,500)	128	(17,628)	N/M

Total costs and expenses	9,108	20,029	(10,921)	(54.5%)	76,023	62,961	13,062	20.7%

Income (loss) from operations	$1,605	$(10,785)	$12,390	(114.9%)	$(48,111)	$(34,482)	$(13,629)	39.5%

Computation of segment performance:
Segment revenue	$10,713	$9,244	$1,469	15.9%	$27,912	$28,479	$(567)	(2.0%)

Total costs and expenses	$9,108	$20,029	$(10,921)	(54.5%)	$76,023	$62,961	$13,062	20.7%
Segment expense adjustments:
Stock-based compensation expense	1,886	2,294	(408)	(17.8%)	6,852	7,087	(235)	(3.3%)
Compliance-related professional fees	8,010	3,255	4,755	146.1%	43,956	9,824	34,132	N/M
Compliance-related compensation and other expenses	(11)	—	(11)	N/M	(6)	—	(6)	N/M
Litigation settlements and related costs	(17,258)	222	(17,480)	N/M	(17,148)	2,456	(19,604)	N/M
Restructuring and integration charges	—	—	—	N/M	—	128	(128)	N/M
Other	1,209	304	905	297.7%	1,690	1,890	(200)	(10.6%)

Segment expense adjustments	(6,164)	6,075	(12,239)	(201.5%)	35,344	21,385	13,959	65.3%

Segment expenses	15,272	13,954	1,318	9.4%	40,679	41,576	(897)	(2.2%)

Segment performance	$(4,559)	$(4,710)	$151	(3.2%)	$(12,767)	$(13,097)	$330	(2.5%)

Revenue

All Other revenue for the three and nine months ended October 31, 2010 and 2009 was generated primarily by Starhome. Starhome’s product revenue consists of the sale of hardware and software products and professional services, including managed services and PCS.

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. All Other revenue was $10.5 million for the three months ended October 31, 2010, an increase of $1.2 million, or 13.5%, compared to the three months ended October 31, 2009. The increase was primarily due to increased revenue from Starhome’s products, partially offset by decreased revenue from Starhome’s services.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. All Other revenue was $27.3 million for the nine months ended October 31, 2010, a decrease of $1.0 million, or 3.6% compared to the nine months ended October 31, 2009. The decrease was primarily due to decreased revenue from Starhome’s services, partially offset by increased revenue from Starhome’s products.

Cost of Revenue

Substantially all of cost of revenue for the three and nine months ended October 31, 2010 and 2009 was attributable to Starhome. Starhome’s cost of revenue primarily consists of material costs and personnel-related costs associated with the customization of products and providing maintenance and professional services.

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Cost of revenue was $2.0 million for the three months ended October 31, 2010, a decrease of $0.2 million, or 6.9%, compared to the three months ended October 31, 2009, primarily attributable to the reduction in Starhome’s revenue.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Cost of revenue was $5.9 million for the nine months ended October 31, 2010, a decrease of $1.0 million, or 14.1%, compared to the nine months ended October 31, 2009, primarily attributable to the reduction in Starhome’s revenue.

Selling, General and Administrative

Selling, general and administrative expenses include expenses incurred by Starhome, CTI’s holding company operations, and other insignificant subsidiaries.

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Selling, general and administrative expenses for the entire segment were $21.6 million for the three months ended October 31, 2010, an increase of $6.3 million, or 41.5%, compared to the three months ended October 31, 2009. The increase was primarily attributable to an increase of $4.8 million in compliance-related professional fees at CTI. For the three months ended October 31, 2010 and 2009, selling, general and administrative expenses attributable to Starhome were $3.9 million and $4.5 million, respectively.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Selling, general and administrative expenses for the entire segment were $80.0 million for the nine months ended October 31, 2010, an increase of $31.4 million, or 64.7%, compared to the nine months ended October 31, 2009. The increase was primarily attributable to an increase of $34.1 million in compliance-related professional fees at CTI, partially offset by a decrease in selling, general and administrative expenses of $1.2 million at Starhome. For the nine months ended October 31, 2010 and 2009, selling, general and administrative expenses attributable to Starhome were $11.5 million and $12.7 million, respectively.

Other Operating (Income) Expense

Other operating income was $17.4 million and $17.5 million for the three and nine months ended October 31, 2010, respectively. Other operating income was attributable to $17.5 million of litigation settlement income in the three months ended October 31, 2010, comprised of $16.5 million in insurance proceeds received by CTI under its directors’ and officers’ insurance policies and $1.0 million received by CTI from former directors and officers, in each case, in connection with settlements of the consolidated shareholder derivative actions and consolidated shareholder class action, with no corresponding income recorded in the three and nine months ended October 31, 2009.

Income (Loss) from Operations

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Income from operations was $1.6 million for the three months ended October 31, 2010 compared to loss from operations of $10.8 million for the three months ended October 31, 2009, primarily due to the reasons described above. For the three months ended October 31, 2010, Starhome had income from operations of $1.9 million compared to loss from operations of $6 thousand for the three months ended October 31, 2009.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Loss from operations was $48.1 million for the nine months ended October 31, 2010, an increase of $13.6 million, or 39.5%, compared to the nine months ended October 31, 2009, due primarily to the reasons described above. For the nine months ended October 31, 2010 and 2009, Starhome had income from operations of $2.9 million and $1.4 million, respectively.

Segment Performance

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Segment performance was a $4.6 million loss for the three months ended October 31, 2010, a decrease in loss of $0.2 million, or 3.2%, compared to the loss for the three months ended October 31, 2009. The decrease was primarily attributable to the increase in segment revenue, partially offset by the increase in selling, general and administrative expense at CTI.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Segment performance was a $12.8 million loss for the nine months ended October 31, 2010, a decrease in loss of $0.3 million, or 2.5%, compared to the loss for the nine months ended October 31, 2009. The decrease was primarily attributable to the reductions in selling, general and administrative expenses and research and development expenses at Starhome, partially offset by the increase in segment revenue.

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

During the nine months ended October 31, 2010, our principal uses of liquidity were to fund operating expenses, make capital expenditures, service our debt obligations and pay significant professional fees and other expenses in connection with our efforts to become current in our periodic reporting obligations under the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting, through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. These expenses declined significantly in the three months ended April 30, 2011 and we expect these expenses to continue to decline significantly in subsequent fiscal periods after we become current in our periodic reporting obligations under the federal securities laws, remediate our material weaknesses and improve internal controls and expand our financial reporting and analysis capabilities.

Financial Condition of CTI and Comverse

Cash and Cash Equivalents

As of October 31, 2010, CTI and Comverse had cash, cash equivalents, bank time deposits and restricted cash of approximately $282.4 million, compared to approximately $325.8 million as of July 31, 2010.

During the three months ended October 31, 2010, CTI and Comverse made the following significant disbursements:

•

approximately $43.9 million paid for professional fees primarily in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting;

•	approximately $9.4 million paid by CTI in connection with the settlements of the consolidated shareholder derivative actions; and

•	approximately $4.4 million in restructuring payments, including workforce reduction initiatives at Comverse.

In addition, during the three months ended October 31, 2010, each of Comverse and CTI’s holding company operations continued to experience negative cash flows from operations.

Such reductions in cash and cash equivalents were partially offset primarily by:

•	proceeds of approximately $27.1 million received by Comverse from the sale of land in Ra’anana, Israel;

•

insurance proceeds of $16.5 million received by CTI under its directors’ and officers’ insurance policies in connection with the settlements of the consolidated shareholder derivative actions and the consolidated shareholder class action; and

•	proceeds of approximately $2.5 million received from sales and redemptions of ARS.

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

Restricted Cash

Restricted cash aggregated $69.0 million, $67.9 million, $67.3 million and $64.5 million as of April 30, 2011, January 31, 2011, October 31, 2010 and July 31, 2010, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, pending tax judgments and proceeds received from sales and redemptions of ARS (including interest thereon) that are restricted under the terms of the consolidated shareholder class action settlement agreement. As of April 30, 2011, January 31, 2011, October 31, 2010 and July 31, 2010, CTI had $34.0 million, $33.4 million, $32.8 million and $29.9 million, respectively, of restricted cash received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the settlement agreement. In May 2011, CTI used $30.0 million of such restricted cash to make the payment due under terms of the settlement agreement and, subsequent to April 30, 2011 through the date of this Quarterly Report, CTI received approximately $25.3 million of cash proceeds from redemptions of ARS.

In June 2011, one of Comverse Ltd.’s existing lines of credit was increased by $10.0 million with a corresponding increase in the cash balances Comverse Ltd. was required to maintain with the bank. Such additional compensating cash balances will be included in restricted cash in our condensed consolidated balance sheets to the extent they remain outstanding on the applicable balance sheet date.

ARS

Cash, cash equivalents, bank time deposits and restricted cash excludes ARS. As of April 30, 2011, January 31, 2011, October 31, 2010 and July 31, 2010, CTI had $94.2 million, $94.4 million, $94.6 million and $133.5 million aggregate principal amount of ARS with a carrying value as of such dates at approximately $72.4 million, $72.4 million, $69.6 million and $69.3 million, respectively. As noted above, proceeds from sales and redemptions of ARS (including interest thereon) are restricted under the terms of the consolidated shareholder class action settlement agreement.

Subsequent Events

Liquidity Forecast

During the three months ended October 31, 2010 and January 31, 2011, we disclosed our management’s forecast that, in the absence of the successful completion of certain operational and capital raising initiatives, CTI and Comverse would experience a shortfall in the cash required to support the working capital needs of the business of CTI and Comverse during the fiscal year ending January 31, 2012.

To improve the cash position of CTI and Comverse, (i) we successfully implemented the first phase of a plan to restructure the operations of Comverse with a view toward aligning operating costs and expenses with anticipated revenue, significantly reducing its annualized operating costs, (ii) Comverse sold land in Ra’anana, Israel for which it received proceeds of $27.1 million, (iii) CTI received total cash proceeds of $55.6 million from the Ulticom Sale and (iv) CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate net proceeds of $76.5 million. For a more detailed discussion of these events, see notes 8, 15, 21 and 22 to the condensed consolidated financial statements included in this Quarterly Report. In addition, during the three months ended April 30, 2011, Comverse commenced the implementation of a second phase of restructuring measures (referred to as the Phase II Business Transformation) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse is in the process of creating new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS. Comverse is also evaluating other initiatives to improve its focus on its core business and maintain its ability to face intense competitive pressures in its markets. As part of these initiatives, Comverse is pursuing a wind down of, and continues to evaluate other strategic options for, its Netcentrex business. For a more comprehensive discussion of management’s initiatives, see “—Phase II Business Transformation,” “—Restructuring Initiatives—Netcentrex 2010 Initiative” and notes 8 and 22 to the condensed consolidated financial statements included in this Quarterly Report.

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

For more information, see note 22 to the condensed consolidated financial statements included in this Quarterly Report.

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

Cash Flows

Nine Months Ended October 31, 2010 Compared to Nine Months Ended October31, 2009

	Nine Months Ended October 31,
	2010	2009
	(Dollars in thousands)
Net cash used in operating activities	(215,440)	(92,703)
Net cash provided by investing activities	23,463	102,934
Net cash used in financing activities	(1,053)	(425,872)
Net cash provided by (used in) discontinued operations	52,554	(64,219)
Effects of exchange rates on cash and cash equivalents	1,288	8,962

Net decrease in cash and cash equivalents	(139,188)	(470,898)
Cash and cash equivalents, beginning of period including cash of discontinued operations	574,872	1,078,927

Cash and cash equivalents, end of period including cash of discontinued operations	435,684	608,029
Less: Cash and cash equivalents of discontinued operations at end of period	(66,880)	(9,739)

Cash and cash equivalents, end of period	$368,804	$598,290

Operating Cash Flows

Our operating cash flows vary significantly from period to period based on timing of collections of accounts receivable, receipts of deposits on work-in-process and achievement of milestones. During the nine months ended October 31, 2010, we used net cash of $215.4 million for operating activities. Net cash used in operating activities was primarily attributable to:

•	the recognition of deferred revenue for which the related deposits were previously received;

•	net loss for the nine months ended October 31, 2010 after non-cash charges add-back;

•	a decrease in cash from collection of accounts receivable previously recognized;

•	cash used to settle previously recognized accounts payable and accrued expenses;

•	a decrease in other assets and liabilities; and

•	an increase in inventories.

Such cash used in operating activities was partially offset by a decrease in deferred cost of revenue and a decrease in prepaid expenses.

Investing Cash Flows

During the nine months ended October 31, 2010, net cash provided by investing activities was $23.5 million. Net cash provided by investing activities was primarily attributable to the $57.1 million from sales and maturities of investments, net of purchases of investments and $27.3 million from asset sales mainly attributable to the sale of land in Ra’anana, Israel. These increases were partially offset by $31.6 million of cash used to settle derivative financial instruments not designated as hedges, $17.2 million of cash used for capital expenditures, including capitalization of software development costs and $15.3 million of net cash used for Verint’s acquisition of Iontas and payments of contingent consideration associated with a business combination consummated in prior periods.

Financing Cash Flows

During the nine months ended October 31, 2010, net cash used in financing activities was $1.1 million primarily attributable to $23.0 million of cash used by Verint to repay financing arrangements. Included in the amount was $22.1 million mandatory “excess cash flow” payment made by Verint on its term loan. This was offset by the $26.4 million of cash receipts representing $30.6 million of proceeds from issuance of common stock by subsidiaries principally due to exercises of Verint Systems’ stock options as a result of the termination of the prohibition on option exercises when Verint filed certain periodic reports and resumed timely filing of periodic reports under the federal securities laws in June 2010, net of $4.1 million cash used to acquire Verint treasury shares during the nine months ended October 31, 2010.

Effects of Exchange Rates on Cash and Cash Equivalents

The majority of our cash and cash equivalents are denominated in the U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound sterling. For the nine months ended October 31, 2010, the fluctuation in foreign currency exchange rates had a favorable impact of $1.3 million on cash and cash equivalents primarily due to the weakening of the U.S. dollar relative to the major foreign currencies we held during the nine-month period.

Liquidity of Investments

As of October 31, 2010 and January 31, 2010, the carrying amount of our ARS was $69.6 million and $114.7 million, respectively, and their principal amount was $94.6 million and $206.6 million, respectively. Since February 1, 2010, the market liquidity for ARS had exhibited some improvement, although the price in the markets for certain classes of our ARS holdings continued to decline. Accordingly, for the nine months ended October 31, 2010 and 2009, we recorded other-than-temporary impairment charges of $0.4 million and $6.8 million, respectively, with respect to CTI’s holdings of those specific ARS. As of October 31, 2010 and January 31, 2010, all investments in ARS (all of which were held by CTI as of such dates) were restricted as CTI was prohibited from using proceeds from sales of such ARS pursuant to the terms of the consolidated shareholder class action settlement agreement CTI entered into on December 16, 2009, as amended on June 19, 2010. For more information about these restrictions, see “—Restrictions on Use of ARS Sales Proceeds.”

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

UBS Put

In November 2008, CTI accepted an offer from UBS AG (referred to as UBS), providing rights related to $51.6 million in aggregate principal amount of ARS that were held in an account with UBS (referred to as the UBS Put). Under the terms of the UBS Put, CTI had the right, but not the obligation, to sell its eligible ARS at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. Additionally, UBS had the right, at its discretion and at any time until July 2, 2012, to purchase the ARS from CTI at par value, which is defined as the price equal to the principal amount of the ARS plus accrued but unpaid dividends or interest, if any. Under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to exercise the UBS Put on June 30, 2010, and apply the proceeds from such exercise toward amounts payable under such settlement. Effective June 30, 2010, CTI exercised the UBS Put for the balance of the ARS that were subject to the UBS Put. UBS purchased from CTI, pursuant to its purchase right and upon exercise of the UBS Put by CTI, approximately $42.6 million and $9.0 million aggregate principal amount of ARS during the nine months ended October 31, 2010 and the fiscal year ended January 31, 2010, respectively.

Restrictions on Use of ARS Sales Proceeds

As part of the settlement agreement of the consolidated shareholder class action, as amended, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement. As of April 30, 2011, January 31, 2011, October 31, 2010 and January 31, 2010, CTI had $34.0 million, $33.4 million, $32.8 million and $17.1 million of restricted cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply, respectively. In May 2011, CTI used $30.0 million of such restricted cash to make the payments due under the terms of the settlement agreement. As a result of certain redemptions of ARS, through July 20, 2011, CTI had received cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million and, as a result, believes it is required to prepay $20.0 million of the remaining $112.5 million due under the settlement agreement on November 15, 2011 on or before October 18, 2011 (as $30.0 million of such net proceeds were used to fund the May 2011 payment). As of April 30, 2011, January 31, 2011, October 31, 2010 and January 31, 2010, CTI held $94.2 million, $94.4 million, $94.6 million and $206.6 million aggregate principal amount of ARS with a carrying value on each such date of $72.4 million, $72.4 million, $69.6 million and $114.7 million, respectively, to which such restrictions apply. In addition, as of January 31, 2010, CTI held $9.0 million received from sales of ARS held with UBS, which under the terms of the settlement agreement of the consolidated shareholder class action, CTI was required to apply towards amounts payable under the settlement agreement.

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

As of January 31, 2011, October 31, 2010 and January 31, 2010, Verint’s outstanding term loan balance under the prior facility was approximately $583.2 million, $583.2 million and $605.9 million, respectively. Verint borrowed $15.0 million under the revolving credit facility in November 2008, which loan remained outstanding as of October 31, 2010. In December 2010, Verint repaid in full the $15.0 million previously borrowed under its revolving credit facility. Accordingly, Verint had $75.0 million available for borrowing under the revolving credit facility as of January 31, 2011. Verint’s ability to borrow under the revolving credit facility was dependent upon certain conditions, including the absence of any material adverse effect or change on Verint’s business, as defined in the prior facility.

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

The prior facility contained one financial covenant that required Verint not to exceed a certain consolidated leverage ratio, as of each fiscal quarter end, with respect to the then applicable trailing twelve months. The consolidated leverage ratio was defined as Verint’s consolidated net total debt divided by consolidated EBITDA for the trailing four quarters. EBITDA was defined in the prior facility as net income (loss) plus income tax expense, interest expense, depreciation and amortization, amortization of intangibles, losses related to hedge agreements, any extraordinary, unusual, or non-recurring expenses or losses, any other non-cash charges, and expenses incurred or taken prior to April 30, 2008 in connection with the acquisition of Witness, minus interest income, any extraordinary, unusual, or non-recurring income or gains, gains related to hedge agreements, and any other non-cash income. Under the prior facility, for the quarterly periods ended January 31, April 30, July 31 and October 31, 2010, the consolidated leverage ratio was not permitted to exceed 3.50:1, and Verint was in compliance with such requirements as of such dates. As of October 31, 2010, Verint’s consolidated leverage ratio was approximately 2.61:1 compared to a permitted consolidated leverage ratio of 3.50:1, and Verint’s EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by at least $48.0 million. For the quarterly periods ended January 31 and April 30, 2011 and the quarterly periods ending July 31 and October 31, 2011, the consolidated leverage ratio was not permitted to exceed 3.50:1. As of January 31, 2011, Verint’s consolidated leverage ratio was approximately 2.50:1 compared to a permitted consolidated leverage ratio of 3.50:1, and Verint’s EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by at least $50.0 million.

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

Prior to the amendment of Verint’s prior facility in July 2010, the applicable interest rate margin on its loans was determined by reference to its corporate ratings and twice increased (each time by 25 basis points) due to Verint’s previous failure to deliver certain audited financial statements and lack of corporate ratings (both resulting from the continued delay in filing its periodic reports). The applicable margin accordingly was reduced by 50 basis points in June 2010 when Verint delivered the required financial statements and obtained corporate ratings. After it entered into an amendment of the prior facility in July 2010, the applicable margin was determined under the prior facility by reference to Verint’s consolidated leverage ratio. As of January 31, 2011, the interest rate on the term loan was 5.25%. As of October 31, 2010, the interest rate on both the term loan and the revolving credit facility borrowings was 5.25%. As of January 31, 2010, the interest rate on both the term loan and the revolving credit facility borrowings was 3.49%. The higher interest rate as of January 31, 2011 and October 31, 2010 reflected, among other things, the impact of the July 2010 amendments discussed above. For more information about Verint’s prior facility, see note 9 to the condensed consolidated financial statements included in this Quarterly Report.

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

Convertible Debt Obligations

As of April 30, 2011, January 31, 2011, October 31, 2010 and January 31, 2010, CTI had $2.2 million aggregate principal amount of outstanding convertible debt obligations (referred to as the Convertible Debt Obligations). The Convertible Debt Obligations are not secured by any of our assets and are not guaranteed by any of CTI’s subsidiaries.

Comverse Ltd. Lines of Credit

As of January 31, 2010, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $25.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $15.0 million. In December 2010, this line of credit was further decreased to $10.0 million with a corresponding decrease in the cash balances Comverse Ltd. was required to maintain with the bank to $10.0 million. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $20.0 million. As of April 30, 2011, January 31, 2011, October 31, 2010 and January 31, 2010, Comverse Ltd. had utilized $3.7 million,

$4.0 million, $5.8 million and $7.7 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

As of January 31, 2010, Comverse Ltd. had an additional line of credit with a bank for $20.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. In June 2010, this line of credit was decreased to $15.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to $15.0 million. As of October 31, 2010 and January 31, 2010, Comverse Ltd. had no outstanding borrowings under the line of credit. In December 2010, Comverse Ltd. borrowed and repaid $6.0 million under the line of credit. In January 31, 2011, Comverse Ltd. borrowed $6.0 million under the line of credit, which was repaid during the three months ended April 30, 2011. Accordingly, as of April 30, 2011, Comverse Ltd. had no outstanding borrowings under the line of credit. As of April 30, 2011, January 31, 2011, October 31, 2010 and January 31, 2010, Comverse Ltd. had utilized $3.4 million, $7.3 million, $6.9 million and $9.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenant provisions. These cash balances required to be maintained with the banks were classified within the condensed consolidated balance sheets as “Restricted cash and bank time deposits” as of April 30, 2011, January 31, 2011, October 31, 2010 and January 31, 2010.

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

Restructuring Initiatives

We review our business, manage costs and align resources with market demand and in conjunction with various acquisitions. As a result, we have taken several actions to reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and, will lead, to some charges.

First Quarter 2010 Restructuring Initiative

During the three months ended April 30, 2010, Comverse’s management approved a restructuring plan to eliminate staff positions and close certain facilities in order to more appropriately streamline Comverse’s activities. The aggregate cost of the plan was $7.0 million, of which severance-related and facilities-related costs of $6.0 million and $1.0 million, respectively, were recorded during the nine months ended October 31, 2010. Severance-related and facilities-related costs of $5.9 million and $0.8 million, respectively, were paid during the nine months ended October 31, 2010 with the remaining costs of $0.3 million expected to be substantially paid by January 31, 2012.

Third Quarter 2010 Restructuring Initiative

During the three months ended October 31, 2010, we commenced the first phase of a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. The first phase of the plan includes termination of certain employees located primarily in Israel, the U.S., Asia Pacific and the United Kingdom. In relation to this first phase, we recorded severance-related costs of $11.3 million and facilities-related costs of $0.2 million during the three months ended October 31, 2010. Additionally, severance-related costs $0.3 million were recorded during the remainder of the fiscal year ended January 31, 2011. Severance-related costs of $2.5 million were paid during the three months ended October 31, 2010. Severance-related costs of $6.6 million and facilities-related costs of $0.1 million were paid during the remainder of the fiscal year ended January 31, 2011. Severance-related costs of $1.2 million and facility-related costs of $0.1 million were paid during the three months ended April 30, 2011, with the remaining costs of $1.3 million expected to be substantially paid by January 31, 2012.

During the three months ended April 30, 2011, Comverse commenced the implementation of the Phase II Business Transformation that focuses on process reengineering to maximize business performance, productivity and operational efficiency. For more information see “—Financial Condition of CTI and Comverse—Subsequent Events—Phase II Business Transformation” and note 22 to the condensed consolidated financial statements included in this Quarterly Report.

Netcentrex 2010 Initiative

During the three months ended October 31, 2010, Comverse’s management, as part of initiatives to improve focus on its core business and to maintain its ability to face intense competitive pressures in its markets, began pursuing a wind down of the Netcentrex business. In connection with the wind down, Comverse’s management approved a restructuring plan to eliminate staff positions primarily located in France. In relation to this plan, we recorded severance-related costs of $10.1 million during the three months ended October 31, 2010. Additionally, severance-related costs of $0.8 million were recorded during the remainder of the fiscal year ended January 31, 2011 and $6.6 million of severance-related costs were recorded during the three months ended April 30, 2011. No payments were made in respect of this plan during the three months ended October 31, 2010. Severance-related costs of $8.0 million were paid during the remainder of the fiscal year ended January 31, 2011 and $3.5 million of such costs were paid during the three months ended April 30, 2011, with the remaining costs of $6.7 million expected to be substantially paid by January 31, 2012. As an alternative to a wind down, management continues to evaluate other strategic options for the Netcentrex business.

Guarantees and Restrictions on Access to Subsidiary Cash

Guarantees

We provide certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2011, January 31, 2011, October 31, 2010 and January 31, 2010, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $47.6 million, $38.9 million and $35.0 million as of January 31, 2011, October 31, 2010 and January 31, 2010, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2012. In addition, such guarantees aggregating $42.9 million as of April 30, 2011, are also generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2013.

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

Investment in Verint Systems’ Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (referred to as the Securities Purchase Agreement), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (referred to as the preferred stock), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through April 30, 2011, January 31, 2011, October 31, 2010 and January 31, 2010, cumulative, undeclared dividends on the preferred stock were $48.9 million, $45.7 million, $42.4 million and $32.9 million, respectively. As of April 30, 2011, January 31, 2011, October 31, 2010 and January 31, 2010, the liquidation preference of the preferred stock was $341.9 million, $338.7 million, $335.4 million and $325.9 million, respectively.

Originally, the preferred stock did not confer on CTI voting rights and was not convertible into Verint Systems’ common stock. On October 5, 2010, Verint Systems’ stockholders approved, in a special stockholders meeting, the issuance of the Verint Systems’ common stock underlying the preferred stock and accordingly, on such date, the preferred stock became voting and convertible into Verint Systems’ common stock. Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The initial conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of April 30, 2011, January 31, 2011 and October 31, 2010 and, if it were convertible as of January 31, 2010, the preferred stock could be converted into approximately 10.5 million, 10.4 million, 10.3 million and 10.0 million shares of Verint Systems’ common stock, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2010, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2010. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations or commercial commitments as of October 31, 2010 compared to January 31, 2010. For a more comprehensive discussion of our contractual obligations as of January 31, 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

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

There were no significant changes during the nine months ended October 31, 2010 to our critical accounting policies and estimates as disclosed in our 2010 Form 10-K and 2009 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED

For information related to recent accounting pronouncements implemented during periods ended subsequent to October 31, 2010 and recent accounting pronouncements to be implemented, see note 2 to the condensed consolidated financial statements included in this Quarterly Report.

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

Interest Rate Risk on our Debt

In April 2011, Verint entered into a new credit agreement and concurrently terminated its prior facility. For additional discussion, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities—New Credit Agreement” and note 22 to the condensed consolidated financial statements included in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three months ended October 31, 2010. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in our 2009 Form 10-K, and our inability to file this Quarterly Report within the required time period, our disclosure controls and procedures were not effective as of October 31, 2010.

Changes in Internal Controls Over Financial Reporting

In evaluating whether there were any reportable changes in our internal control over financial reporting during the three months ended October 31, 2010, we determined, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, that there were such changes in the form of remedial measures either initiated or enhanced during this quarter to address the material weaknesses in our internal control over financial reporting as identified in Item 9A of the 2009 Form 10-K filed on January 25, 2011. As explained in greater detail under Item 9A of the 2009 Form 10-K, we undertook a broad range of remedial measures prior to January 25, 2011, the filing date of the 2009 Form 10-K, to address the material weaknesses in our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

CTI has not been eligible to register grants of securities made to employees, executive officers and directors of CTI and Comverse under the Securities Act on a registration statement on Form S-8 as CTI has not filed all periodic reports required under the Exchange Act in a 12-month period. During the three months ended October 31, 2010, CTI granted unregistered deferred stock unit awards to certain executive officers and employees in private placements in reliance on exemptions from the registration requirement of the Securities Act afforded by Section 4(2) thereof and unregistered stock options to non-executive employees in reliance on the “no-sale” theory. For more information relating to such grants, see the disclosure set forth in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Recent Sales of Unregistered Securities” of the 2010 Form 10-K, which is incorporated by reference into this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1*	Agreement and Plan of Merger, dated as of October 12, 2010, by and among Utah Intermediate Holding Corporation, Utah Merger Corporation and Ulticom, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.2*	Share Purchase Agreement, dated as of October 12, 2010, by and among Comverse Technology, Inc., Utah Intermediate Holding Corporation and Utah Merger Corporation (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.3*	Voting and Support Agreement, dated as of October 12, 2010, by and among Comverse Technology, Inc., Utah Intermediate Holding Corporation and Utah Merger Corporation (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.4*†	Letter Agreement, dated October 12, 2010, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.146 of the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

10.5*†	Deferred Stock Award Agreement, dated October 20, 2010, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.148 of the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

10.6*†	Letter Agreement, dated August 26, 2010, by and between Comverse, Inc. and Danna Rabin (incorporated by reference to Exhibit 10.129 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2011 filed on May 31, 2011).

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101****	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 31, 2010, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated by reference.
**	Filed herewith.
***	This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.
****	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Constitutes a management contract or compensatory plan or arrangement.

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