Form 10-Q
period 2011-07-31
COMVERSE TECHNOLOGY INC/NY/
filed 2011-09-08
CIK 803014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMVERSE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

New York	0-15502	13-3238402
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

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

There were 205,042,216 shares of the registrant’s common stock outstanding on August 15, 2011.

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

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (or Platinum Equity) on December 3, 2010 (referred to as the Ulticom Sale). Ulticom was a reportable segment prior to its sale. As a result of the Ulticom Sale, the results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in our condensed consolidated statements of operations for the three and six months ended July 31, 2010. See note 15 to the condensed consolidated financial statements included in this Quarterly Report.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements.” Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Quarterly Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

•

the risk that the registration of CTI’s common stock will be revoked by a non-appealable order of the Securities and Exchange Commission (or the SEC), pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), if the SEC fails to approve an Offer of Settlement made on July 26, 2011 (which reflects the terms of an agreement in principle entered into with the SEC’s Division of Enforcement on July 13, 2011) or, if approved, if the Division of Enforcement, in its sole discretion, determines that this Quarterly Report contains deficiencies that are not remedied by CTI within five business days from the date that the Division of Enforcement notifies CTI of such deficiencies. If a final order is issued by the SEC to revoke the registration of CTI’s common stock, brokers, dealers and other market participants would be prohibited from buying, selling, making market in, publishing quotations of, or otherwise effecting transactions with respect to, such common stock and, as a result, public trading of CTI’s common stock would cease and investors would find it difficult to acquire or dispose of CTI’s common stock or obtain accurate price quotations for CTI’s common stock, which could result in a significant decline in the value of CTI’s common stock, and our business and liquidity may be adversely impacted, including, without limitation, an adverse impact on CTI’s ability to issue stock to raise equity capital, engage in business combinations, provide employee equity incentives or use CTI’s common stock to make a significant payment under a consolidated shareholder class action settlement agreement;

•

the risk of diminishment in our capital resources as a result of, among other things, future negative cash flows from operations at Comverse or the continued incurrence of significant expenses by CTI and Comverse in connection with the filing by CTI of periodic reports under the federal securities laws and the remediation of material weaknesses in internal control over financial reporting;

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

•

the risk that, if CTI ceases to maintain a majority ownership of Verint Systems’ outstanding equity securities and ceases to maintain control over Verint’s operations, it may be required to no longer consolidate Verint’s financial statements within its consolidated financial statements and, in such event, the presentation of CTI’s consolidated financial statements would be materially different from the presentation for the fiscal periods covered by this Quarterly Report and for the fiscal years covered by the Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (referred to as the 2010 Form 10-K);

•

CTI may be unable to relist its common stock on the NASDAQ Stock Market (or NASDAQ) or another national securities exchange, in which case, CTI’s common stock would continue to be traded over-the-counter on the “Pink Sheets” and shareholders may continue to experience limited liquidity due to, among other things, the absence of market makers;

•	we may need to recognize further impairment of intangible assets or financial assets, including our auction rate securities (or ARS) portfolio, and goodwill;

•

the effects of any potential decline or weakness in the global economy (due to among other things, the downgrade of the U.S. credit rating and European sovereign debt crisis) on the telecommunications industry, which may result in reduced information technology spending and reduced demand for our subsidiaries’ products and services;

•	disruption in the credit and capital markets may limit our ability to access capital;

•

potential loss of business opportunities due to continued concern on the part of customers, partners, investors and employees about our financial condition and CTI’s previous extended delay in becoming current in its periodic reporting obligations under the federal securities laws;

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

ii

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

•

potential decline in the price of CTI’s common stock in the event that holders of securities awarded under CTI’s equity incentive plans elect to sell a significant number of shares after CTI makes provision for the registration for issuance or sale of securities awarded under equity incentive plans;

•

the issuance of additional equity securities diluting CTI’s outstanding common stock, including the potential issuance of shares of CTI’s common stock in November 2011 pursuant to the settlement agreement of a consolidated shareholder class action;

•	risks that the credit ratings of CTI and its subsidiaries could be downgraded or placed on a credit watch based on, among other things, its financial results;

•	the ability of Verint to pay its indebtedness as it becomes due or refinance its indebtedness as well as comply with the financial and other restrictive covenants contained therein;

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

The risks and uncertainties discussed above, as well as others, are discussed in greater detail in Item 1A, “Risk Factors” of the 2010 Form 10-K and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The documents and reports we file with the SEC are available through CTI, or its website, www.cmvt.com, or through the SEC’s Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. CTI undertakes no commitment to update or revise any forward-looking statements except as required by law.

iii

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	July 31, 2011	January 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$500,690	$581,390
Restricted cash and bank time deposits	86,490	73,117
Auction rate securities	51,852	72,441
Accounts receivable, net of allowance of $9,175 and $13,237, respectively	326,966	319,628
Inventories, net	63,482	66,612
Deferred cost of revenue	45,995	51,470
Deferred income taxes	36,493	39,644
Prepaid expenses and other current assets	88,761	91,760

Total current assets	1,200,729	1,296,062
Property and equipment, net	75,662	66,843
Goodwill	982,951	967,224
Intangible assets, net	177,328	196,460
Deferred cost of revenue	146,767	158,703
Deferred income taxes	8,481	20,766
Other assets	106,634	107,864

Total assets	$2,698,552	$2,813,922

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$363,586	$401,940
Convertible debt obligations	2,195	2,195
Deferred revenue	552,091	559,873
Deferred income taxes	13,702	13,661
Bank loans	6,000	6,000
Litigation settlement	116,150	146,150
Income taxes payable	13,033	11,486
Other current liabilities	47,914	50,280

Total current liabilities	1,114,671	1,191,585
Bank loans	591,105	583,234
Deferred revenue	270,150	270,934
Deferred income taxes	80,864	52,953
Other long-term liabilities	221,037	229,329

Total liabilities	2,277,827	2,328,035

Commitments and contingencies

Equity:
Comverse Technology, Inc. shareholders’ equity:
Common stock, $0.10 par value - authorized, 600,000,000 shares; issued 205,636,586 and 204,937,882 shares, respectively; outstanding, 205,033,176 and 204,533,916 shares, respectively	20,564	20,494
Treasury stock, at cost, 603,410 and 403,966 shares, respectively	(4,909)	(3,484)
Additional paid-in capital	2,108,029	2,088,717
Accumulated deficit	(1,806,530)	(1,707,638)
Accumulated other comprehensive income	11,937	14,919

Total Comverse Technology, Inc. shareholders’ equity	329,091	413,008
Noncontrolling interest	91,634	72,879

Total equity	420,725	485,887

Total liabilities and equity	$2,698,552	$2,813,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Revenue:
Product revenue	$165,902	$184,576	$307,937	$348,531
Service revenue	220,465	225,666	427,927	418,599

Total revenue	386,367	410,242	735,864	767,130

Costs and expenses:
Product costs	67,087	74,257	121,698	140,637
Service costs	116,134	113,601	227,571	223,825
Selling, general and administrative	137,622	171,257	288,969	362,380
Research and development, net	51,499	63,307	105,938	130,204
Other operating expenses:
Litigation settlements	—	(150)	—	(150)
Restructuring charges	1,963	1,020	13,050	6,976

Total costs and expenses	374,305	423,292	757,226	863,872

Income (loss) from operations	12,062	(13,050)	(21,362)	(96,742)

Interest income	1,550	1,008	2,667	2,002
Interest expense	(8,005)	(6,053)	(17,133)	(12,221)
Loss on extinguishment of debt	—	—	(8,136)	—
Other income, net	12,519	3,938	12,397	5,615

Income (loss) before income tax provision	18,126	(14,157)	(31,567)	(101,346)

Income tax provision	(50,015)	(2,604)	(57,440)	(2,226)

Net loss from continuing operations	(31,889)	(16,761)	(89,007)	(103,572)

Loss from discontinued operations, net of tax	—	(1,413)	—	(3,053)

Net loss	(31,889)	(18,174)	(89,007)	(106,625)

Less: Net (income) loss attributable to noncontrolling interest	(7,808)	(5,999)	(9,885)	577

Net loss attributable to Comverse Technology, Inc.	$(39,697)	$(24,173)	$(98,892)	$(106,048)

Weighted average common shares outstanding:
Basic and Diluted	206,079,868	205,248,892	205,892,853	205,068,754

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic and Diluted loss per share
Continuing operations	$(0.19)	$(0.12)	$(0.48)	$(0.51)
Discontinued operations	—	(0.00)	—	(0.01)

Basic and Diluted loss per share	$(0.19)	$(0.12)	$(0.48)	$(0.52)

Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(39,697)	$(23,173)	$(98,892)	$(103,824)
Loss from discontinued operations, net of tax	—	(1,000)	—	(2,224)

Net loss attributable to Comverse Technology, Inc.	$(39,697)	$(24,173)	$(98,892)	$(106,048)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended July 31,
	2011	2010
Cash flows from operating activities:
Net cash used in operating activities - continuing operations	$(75,365)	$(158,609)
Net cash used in operating activities - discontinued operations	—	(1,743)

Net cash used in operating activities	(75,365)	(160,352)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	25,780	54,534
Acquisition of businesses, net of cash acquired	(11,958)	(15,292)
Purchase of property and equipment	(9,539)	(10,170)
Capitalization of software development costs	(1,662)	(858)
Net change in restricted cash and bank time deposits	(13,114)	9,084
Settlement of derivative financial instruments not designated as hedges	(1,074)	(11,147)
Other, net	1,569	208

Net cash (used in) provided by investing activities - continuing operations	(9,998)	26,359
Net cash provided by investing activities - discontinued operations	—	54,766

Net cash (used in) provided by investing activities	(9,998)	81,125

Cash flows from financing activities:
Debt issuance costs and other debt-related costs	(15,034)	(3,688)
Proceeds from borrowings, net of original issuance discount	597,000	—
Repayment of bank loans, long-term debt and other financing obligations	(589,811)	(22,679)
Repurchase of common stock	(1,425)	(480)
Net proceeds from issuance of common stock by subsidiaries	7,889	7,504
Other, net	(2,004)	—

Net cash used in financing activities - continuing operations	(3,385)	(19,343)
Net cash provided by financing activities - discontinued operations	—	156

Net cash used in financing activities	(3,385)	(19,187)

Effects of exchange rates on cash and cash equivalents	8,048	(2,965)

Net decrease in cash and cash equivalents	(80,700)	(101,379)
Cash and cash equivalents, beginning of period including cash of discontinued operations	581,390	574,872

Cash and cash equivalents, end of period including cash of discontinued operations	$500,690	$473,493
Less: Cash and cash equivalents of discontinued operations at end of period	—	(66,821)

Cash and cash equivalents, end of period	$500,690	$406,672

Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$889	$2,741

Inventory transfers to property and equipment	$14,151	$326

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

Ulticom

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (“Platinum Equity”) on December 3, 2010 (the “Ulticom Sale”). Ulticom was a reportable segment of the Company prior to its sale. As a result of the Ulticom Sale, the results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statements of operations for the three and six months ended July 31, 2010 (see Note 15, Discontinued Operations).

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (the “2010 Form 10-K”). The condensed consolidated statements of operations and cash flows for the periods ended July 31, 2011 and 2010, and the condensed consolidated balance sheet as of July 31, 2011 are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. The condensed consolidated balance sheet as of January 31, 2011 is derived from the audited consolidated financial statements presented in the 2010 Form 10-K. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2010 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

Principles of Consolidation

The accompanying condensed consolidated financial statements include CTI and its wholly-owned subsidiaries and its controlled and majority-owned subsidiaries, which include Verint Systems (in which CTI owned 42.0% of the common stock and held 52.9% of the voting power as of July 31, 2011) and Starhome B.V. (66.5% owned as of July 31, 2011). Ulticom, Inc. was a majority-owned subsidiary prior to its sale on December 3, 2010 and was included in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows through such date. For controlled subsidiaries that are not wholly-owned, the noncontrolling interest is included as a separate component of “Net loss” in the condensed consolidated statements of operations and “Total equity” in the condensed consolidated balance sheets. Verint Systems holds a 50% equity interest in a consolidated variable interest entity in which it is the primary beneficiary.

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

The most significant estimates include:

•

Estimates relating to the recognition of revenue, including the determination of vendor specific objective evidence (“VSOE”) of fair value or the determination of best estimate of selling price for multiple element arrangements;

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Working Capital Position and Management’s Plans

The Company incurred substantial losses and experienced declines in cash flows and working capital during the three fiscal years ended January 31, 2011 and the six months ended July 31, 2011, and had a significant accumulated deficit as of July 31, 2011.

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

The Company adopted this guidance on a prospective basis for revenue arrangements entered into, or materially modified, on or after February 1, 2011.

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

With the exception of arrangements that require significant customization of the product to meet the particular requirements of the customer, which are accounted for using the percentage-of-completion method, the initial revenue recognition for each non-software product deliverable is generally upon completion of the related professional services. Given that the Company’s typical cycle time is between six to twelve months from contract signing to completion of services for these arrangements, the impact of implementing the guidance was not significant for the six months ended July 31, 2011. For the six months ended July 31, 2011, an additional $8.1 million and $3.1 million of revenue and a reduction of loss before income tax provision, respectively, was recognized as a result of the adoption of the new guidance. The Company believes that the adoption of this guidance could materially increase revenue for the fiscal year ending January 31, 2012.

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

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. This new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010 and should be applied prospectively as of the date of adoption, although early adoption is permitted. The Company adopted this new guidance effective February 1, 2011. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements. The impact of this guidance on the Company’s future disclosures will be dependent on the size of any business combinations that we consummate.

In December 2010, the FASB issued guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Upon adoption, if the carrying amount of the reporting unit is zero or negative, the reporting

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

3. INVESTMENTS

The following is a summary of available-for-sale securities as of July 31, 2011 and January 31, 2011:

	July 31, 2011
		Included in Accumulated Other Comprehensive Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
Auction rate securities - Student loans	$46,400	$12,980	$—	$(16,290)	$43,090
Auction rate securities - Corporate issuers	22,500	5,703	—	(19,441)	8,762

Total auction rate securities	$68,900	$18,683	$—	$(35,731)	$51,852

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	January 31, 2011
		Included in Accumulated Other Comprehensive Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
Auction rate securities - Student loans	$71,900	$16,044	$—	$(24,181)	$63,763
Auction rate securities - Corporate issuers	22,500	5,619	—	(19,441)	8,678

Total auction rate securities	$94,400	$21,663	$—	$(43,622)	$72,441

The auction rate securities (“ARS”) have stated maturities in excess of 5 years.

Investments with original maturities of three months or less, when purchased, are included in “Cash and cash equivalents,” or in “Restricted cash and bank time deposits” in the condensed consolidated balance sheets. Such investments are not reflected in the tables above as of July 31, 2011 or January 31, 2011 and include commercial paper and money market funds totaling $197.4 million and $195.8 million as of July 31, 2011 and January 31, 2011, respectively.

As of July 31, 2011 and January 31, 2011, all the ARS (all of which were held by CTI as of such dates) were restricted pursuant to the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009, as amended on June 19, 2010. All cash proceeds from sales and redemptions of ARS (other than ARS that were held in an account with UBS) (including interest thereon) were restricted (see Note 20, Commitments and Contingencies).

There were no investments in unrealized loss positions as of July 31, 2011 and January 31, 2011.

The Company received cash proceeds from sales and redemptions of investments of $25.4 million and $25.8 million for the three and six months ended July 31, 2011, respectively, and $34.3 million and $54.5 million for the three and six months ended July 31, 2010, respectively.

The gross realized gains and losses on the Company’s investments for the three and six months ended July 31, 2011 and 2010 are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
	(In thousands)
2011	$7,796	$—	$7,891	$—

2010	$13,986	$—	$22,090	$—

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The components of other comprehensive income related to available-for-sale securities are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(In thousands)
Accumulated OCI related to available-for-sale securities, beginning of the period	$17,967	$22,387	$17,871	$25,663
Unrealized gains on available-for-sale securities	928	1,275	1,089	2,713
Reclassification adjustment for gains included in net loss	(4,004)	(10,042)	(4,069)	(15,362)

Changes in accumulated OCI on available-for-sale securities, before tax	(3,076)	(8,767)	(2,980)	(12,649)
Other comprehensive income attributable to noncontrolling interest	—	45	—	24
Deferred income tax benefit	—	82	—	709

Changes in accumulated OCI on available-for-sale securities, net of tax	(3,076)	(8,640)	(2,980)	(11,916)

Accumulated OCI related to available-for-sale securities, end of the period	$14,891	$13,747	$14,891	$13,747

4. INVENTORIES, NET

Inventories as of July 31, 2011 and January 31, 2011, respectively, consist of:

	July 31, 2011	January 31, 2011

	(In thousands)
Raw materials	$49,657	$51,783
Work in process	29,534	30,986
Finished goods	9,032	10,252

Total inventories	88,223	93,021
Less: reserves for excess and obsolete inventories	(24,741)	(26,409)

Inventories, net	$63,482	$66,612

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

Verint recorded the acquisition-date estimated fair value of the contingent consideration of $3.2 million as a component of the purchase price of Iontas. During the three months ended April 30, 2011, $2.0 million of the previously recorded contingent consideration was paid to the former shareholders of Iontas. The estimated fair value of the remaining contingent consideration was $1.7 million as of July 31, 2011. Changes in the fair value of this contingent consideration of $0.1 million and $0.2 million for the three and six months ended July 31, 2011, respectively, were recorded within “Selling, general and administrative” expenses for those fiscal periods.

Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million, were expensed as incurred and recorded within “Selling, general and administrative” expenses.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Revenue from Iontas for the three and six months ended July 31, 2011 and 2010 was not material.

Other Business Combinations

In December 2010, Verint acquired certain technology and other assets in a transaction that qualified as a business combination. Total consideration for this acquisition was less than $20.0 million. The impact of this acquisition was not material to the Company’s condensed consolidated financial statements. The fair value of Verint’s liability for contingent consideration related to this acquisition increased by $1.9 million during the six months ended July 31, 2011, resulting in a corresponding charge recorded within “Selling, general and administrative” expenses for that fiscal period. Substantially all of the increase occurred during the three months ended April 30, 2011. The earned contingent consideration related to this acquisition was paid to the sellers during the three months ended July 31, 2011.

In March 2011, Verint acquired a company for total consideration, including potential future contingent consideration, of less than $20.0 million. The impact of this acquisition was not material to the Company’s condensed consolidated financial statements.

The pro forma impact of these acquisitions is not material to the Company’s historical consolidated operating results and is therefore not presented. Revenue from these acquisitions for the three and six months ended July 31, 2011 also were not material.

For information regarding business combinations completed subsequent to July 31, 2011, see Note 21, Subsequent Events.

6. GOODWILL

The changes in the carrying amount of goodwill in the Comverse, Verint and All Other segments for the six months ended July 31, 2011 are as follows:

	Comverse	Verint	All Other (1)	Total
	(In thousands)
For the Six Months Ended July 31, 2011
Goodwill, gross at January 31, 2011	$312,149	$803,971	$7,559	$1,123,679
Accumulated impairment losses at January 31, 2011	(156,455)	—	—	(156,455)

Goodwill, net, at January 31, 2011	155,694	803,971	7,559	967,224
Business acquisition	—	10,141	—	10,141
Effect of changes in foreign currencies and other	273	5,313	—	5,586

Goodwill, net, at July 31, 2011	$155,967	$819,425	$7,559	$982,951

Balance at July 31, 2011
Goodwill, gross at July 31, 2011	$312,422	$819,425	$7,559	$1,139,406
Accumulated impairment losses at July 31, 2011	(156,455)	—	—	(156,455)

Goodwill, net, at July 31, 2011	$155,967	$819,425	$7,559	$982,951

(1)	The amount of goodwill in the “All Other” segment is attributable to Starhome.

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. Because of the carrying value of the Company’s Comverse reporting unit being negative as of February 1, 2011 and the existence of adverse qualitative factors indicating potential impairment, step two of the goodwill impairment test was performed as of such date. Such goodwill impairment test did not result in an impairment charge. There were no changes in prior or new adverse indicators of potential impairment identified during the three months ended July 31, 2011 and therefore the Company was not required to perform goodwill impairment tests during the three months July 31, 2011.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

7. INTANGIBLE ASSETS, NET

Acquired intangible assets as of July 31, 2011 and January 31, 2011 are as follows:

	Useful Life	July 31, 2011	January 31, 2011

		(In thousands)
Gross carrying amount:
Acquired technology	2 to 7 years	$167,330	$164,796
Customer relationships	4 to 10 years	237,007	233,995
Trade names	1 to 10 years	13,007	12,952
Non-competition agreements	4 to 10 years	5,809	5,215
Sales backlog	3 years	843	—
Distribution network	10 years	2,440	2,440

		426,436	419,398
Accumulated amortization:
Acquired technology		123,519	110,740
Customer relationships		108,090	95,753
Trade names		13,007	12,577
Non-competition agreements		3,262	2,760
Distribution network		1,230	1,108

		249,108	222,938

Total		$177,328	$196,460

Amortization of intangible assets was $12.6 million and $25.3 million for the three and six months ended July 31, 2011, respectively, and $12.2 million and $24.4 million for the three and six months ended July 31, 2010, respectively. There was no impairment of finite-lived intangible assets for the three and six months ended July 31, 2011 and 2010.

8. RESTRUCTURING

The Company reviews its business, manages costs and aligns resources with market demand and in conjunction with various acquisitions. As a result, the Company has taken several actions to improve its cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions.

Phase II Business Transformation

During the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse implemented the first phase of such plan during the fiscal year ended January 31, 2011, reducing its annualized operating costs. During the three months ended April 30, 2011, Comverse commenced and, during the three months ended July 31, 2011, continued, the implementation of a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse is in the process of restructuring its operations into new business units (BSS, VAS, Mobile Internet and Global Services) that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS and implementing further cost savings through operational efficiencies and strategic focus. In relation to the Phase II Business Transformation, the Company recorded severance-related costs of $6.1 million during the six months ended July 31, 2011, of which $5.8 million were paid during such fiscal period with the remaining costs of $0.3 million expected to be substantially paid by January 31, 2012. The Company is currently in the process of evaluating the implementation of certain measures as part of the Phase II Business Transformation which may result in additional charges and, accordingly, the total cost thereof cannot be currently estimated.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Netcentrex 2010 Initiative

During the fiscal year ended January 31, 2011, Comverse’s management, as part of initiatives to improve focus on its core business and to maintain its ability to face intense competitive pressures in its markets, began pursuing a wind down of the Netcentrex business. In connection with the wind down, Comverse’s management approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. As of July 31, 2011, the remaining amount for the first phase was $0.2 million.

During the six months ended on July 31, 2011, the Company began the second phase of its Netcentrex restructuring plan. In relation to this second phase, the Company recorded severance-related costs of $7.3 million and paid $1.3 million of such costs during the six months ended on July 31, 2011. The remaining costs of $6.0 million relating to the Netcentrex second phase are expected to be substantially paid by January 31, 2012.

As an alternative to a wind down, management continues to evaluate restructuring and other strategic options for the Netcentrex business.

The roll forward of the workforce reduction and restructuring activities under various plans is presented below:

	Netcentrex 2010 Initiative		Comverse Third Quarter 2010 Initiative (1)		Comverse First Quarter 2010 Initiative		Pre 2010 initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Six Months Ended July 31, 2011
January 31, 2011	$2,910	$—	$2,462	$86	$6	$94	$227	$29	$5,814
Charges	6,692	—	6,128	17	—	13	272	80	13,202
Change in assumptions	(12)	—	(140)	—	(3)	—	1	2	(152)
Translation adjustments	514	—	—	—	—	—	—	—	514
Paid or utilized	(3,871)	—	(7,134)	(68)	(3)	(107)	(500)	(96)	(11,779)

July 31, 2011	$6,233	$—	$1,316	$35	$—	$—	$—	$15	$7,599

	Comverse First Quarter 2010 Initiative		Pre 2010 initiatives		Verint Initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Six Months Ended July 31, 2010
January 31, 2010	$—	$—	$699	$4,487	$116	$—	$5,302
Charges	5,779	1,006	7	184	—	—	6,976
Paid or utilized	(5,366)	(530)	(356)	(2,717)	(116)	—	(9,085)

July 31, 2010	$413	$476	$350	$1,954	$—	$—	$3,193

(1)	Includes costs and payments associated with the Phase II Business Transformation.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

9. DEBT

As of July 31, 2011 and January 31, 2011, debt is comprised of the following:

	July 31, 2011	January 31, 2011
	(In thousands)
Convertible debt obligations	$2,195	$2,195
Term loan	600,000	583,234
Unamortized debt discount on term loan	(2,895)	—
Line of credit	—	6,000

Total debt	599,300	591,429
Less: current portion	8,195	8,195

Total long-term debt	$591,105	$583,234

Convertible Debt Obligations

As of July 31, 2011 and January 31, 2011, CTI had $2.2 million aggregate principal amount of outstanding Convertible Debt Obligations (the “Convertible Debt Obligations”). The Convertible Debt Obligations are not secured by any assets of the Company and are not guaranteed by any of CTI’s subsidiaries.

Each $1,000 principal amount of the Convertible Debt Obligations is convertible, at the option of the holder upon certain circumstances, into shares of CTI’s common stock at a conversion price of $17.9744 per share (equal to a conversion rate of 55.6347 shares per $1,000 principal amount of Existing Convertible Debt Obligations), subject to adjustment for certain events.

The Convertible Debt Obligations are convertible upon the occurrence of certain events, including during any period, if following the date on which the credit rating assigned to the Convertible Debt Obligations by S&P is lower than “B-” or upon the withdrawal or suspension of the Convertible Debt Obligations rating at CTI’s request. On August 19, 2010, S&P discontinued rating the Convertible Debt Obligations at which time they became convertible. Accordingly, the Convertible Debt Obligations are classified as current liabilities as of July 31, 2011 and January 31, 2011.

Verint Credit Facilities

On May 25, 2007, Verint entered into a $675.0 million secured credit agreement (the “Prior Facility”) with a group of banks to fund a portion of the acquisition of Witness Systems Inc. (“Witness”). The Prior Facility was comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit. The borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010.

On April 29, 2011, Verint (i) entered into a credit agreement (the “New Credit Agreement”) with a group of lenders (the “Lenders”) and Credit Suisse AG, as administrative agent and collateral agent for the Lenders (in such capacities, the “Agent”) and (ii) terminated the Prior Facility.

The New Credit Agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (the “Term Loan Facility”) and a $170.0 million revolving credit facility maturing in April 2016 (the “Revolving Credit Facility”), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the New Credit Agreement. As of July 31, 2011, Verint had no outstanding borrowings under the Revolving Credit Facility.

The majority of the Term Loan Facility proceeds were used to repay all $583.2 million of outstanding term loan borrowings under the Prior Facility at the closing date of the New Credit Agreement. There were no outstanding borrowings under the prior revolving credit facility at the closing date.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The New Credit Agreement included an original issuance Term Loan Facility discount of 0.50%, or $3.0 million, resulting in net Term Loan Facility proceeds of $597.0 million. This discount is being amortized as interest expense over the term of the Term Loan Facility using the effective interest method.

Loans under the New Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint’s election:

(a) in the case of Eurodollar loans, the Adjusted London Interbank Offered (“LIBO”) Rate plus 3.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the New Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 2.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 2.00%). The “Base Rate” is the greatest of (i) the Agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the New Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one month interest period plus 1.00%.

Verint incurred debt issuance costs of $14.8 million associated with the New Credit Agreement, which have been deferred and classified within “Other assets.” The deferred costs are being amortized as interest expense over the term of the New Credit Agreement. Deferred costs associated with the Term Loan Facility were $10.2 million and are being amortized using the effective interest method. Deferred costs associated with the Revolving Credit Facility were $4.6 million and are being amortized on a straight-line basis.

At the closing date of the New Credit Agreement, there were $9.0 million of unamortized deferred costs associated with the Prior Facility. Upon termination of the Prior Facility and repayment of the prior term loan, $8.1 million of these fees were expensed as a loss on extinguishment of debt. The remaining $0.9 million of these fees were associated with lenders that provided commitments under both the new and the prior revolving credit facilities, which remained deferred and are being amortized over the term of the New Credit Agreement.

As of July 31, 2011, the interest rate on the Term Loan Facility was 4.50%. Including the impact of the 0.50% original issuance Term Loan Facility discount and the deferred debt issuance costs, the effective interest rate on Verint’s Term Loan Facility was approximately 4.90% as of July 31, 2011.

Verint incurred interest expense on borrowings under its credit facilities of $6.9 million and $14.4 million during the three and six months ended July 31, 2011, respectively, and $4.9 million and $10.3 million during the three and six months ended July 2010, respectively. Verint also recorded $0.7 million and $1.4 million during the three and six months ended July 31, 2011, respectively, for amortization of deferred debt issuance costs, which is reported within interest expense. Amortization of Verint’s deferred debt issuance costs during the three and six months ended July 31, 2010 were $0.8 million and $1.3 million, respectively.

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

The New Credit Agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the New Credit Agreement precludes

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The New Credit Agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (each as defined in the New Credit Agreement) leverage ratio until July 31, 2013 no greater than 5.00 to 1.00 and, thereafter, no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions. As of July 31, 2011, Verint was in compliance with such requirements.

The New Credit Agreement also contains a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the Lenders within certain periods after the end of each fiscal year and quarter.

The New Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay principal or interest under the New Credit Agreement when due, failure to comply with covenants, any representation or warranty made by Verint proving to be inaccurate in any material respect, defaults under certain other indebtedness of Verint or its subsidiaries, a Change of Control (as defined in the New Credit Agreement) of Verint, and certain insolvency or receivership events affecting Verint or its significant subsidiaries. Upon an event of default, all of Verint’s obligations under the New Credit Agreement may be declared immediately due and payable, and the Lenders’ commitments to provide loans under the New Credit Agreement may be terminated.

Comverse Ltd. Lines of Credit

As of January 31, 2011, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $10.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances that Comverse Ltd. is required to maintain with the bank to $20.0 million. As of July 31, 2011 and January 31, 2011, Comverse Ltd. had utilized $16.8 million and $4.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

As of July 31, 2011 and January 31, 2011, Comverse Ltd. had an additional line of credit with a bank for $15.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2011, Comverse Ltd. had outstanding borrowings of $6.0 million under the line of credit which was repaid in full during the three months ended April 30, 2011. Accordingly, as of July 31, 2011, Comverse Ltd. had no outstanding borrowings under the line of credit. As of July 31, 2011 and January 31, 2011, Comverse had utilized $5.1 million and $7.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as disclosed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified within the condensed consolidated balance sheets as “Restricted cash and bank time deposits” as of July 31, 2011 and January 31, 2011.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Debt Maturities

The Company’s debt maturities are as follows:

Fiscal Years Ending January 31:
(in thousands)
2012 (Remainder of year)	$5,195
2013	6,000
2014	6,000
2015	6,000
2016	6,000
2017 and thereafter	573,000

$602,195

10. DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company entered into derivative arrangements to manage a variety of risk exposures during the six months ended July 31, 2011 and 2010, including interest rate risk associated with Verint’s Prior Facility and foreign currency risk related to forecasted foreign currency denominated payroll costs at the Company’s Comverse, Verint and Starhome subsidiaries. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.

Forward Contracts

During the six months ended July 31, 2011 and 2010, Comverse entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income or loss. Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations. The Comverse derivatives outstanding as of July 31, 2011 are short-term in nature and are due to contractually settle within the next twelve months.

Verint periodically enters into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates primarily relating to compensation and related expenses denominated in currencies other than USD, primarily the NIS and Canadian dollar. Verint’s joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in USD. Verint also periodically utilizes foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency. Certain of these foreign currency forward contracts were not designated as hedging instruments under the FASB’s guidance and, therefore, gains and losses from changes in their fair values were reported in “Other (expense) income, net” in the condensed consolidated statements of operations. Changes in the fair value of effective forward contracts qualifying for cash flow hedge accounting under the FASB’s guidance are recorded as part of other comprehensive income or loss. Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations. The Verint derivatives outstanding as of July 31, 2011 are short-term in nature and generally have maturities of no longer than twelve months, although occasionally Verint will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.

During the six months ended July 31, 2011 and 2010, Starhome entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates mainly relating to payroll costs denominated in the NIS. Certain of these foreign currency forward contracts were not designated as hedging instruments, and therefore, gains and losses from changes in their fair values were reported in “Other (expense) income, net” in the condensed consolidated statements of operations. The Starhome derivatives outstanding as of July 31, 2011 are short-term in nature and are due to contractually settle within the next twelve months.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

The following tables summarize the Company’s derivative positions and their respective fair values as of July 31, 2011 and January 31, 2011:

	July 31, 2011
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives not designated as hedging instruments
Short-term foreign currency forward	$3,966	Prepaid expenses and other current assets	$77

Derivatives designated as hedging instruments
Short-term foreign currency forward	49,507	Prepaid expenses and other current assets	691

Total assets			$768

Liabilities
Derivatives not designated as hedging instruments
Short-term foreign currency forward	17,603	Other current liabilities	$1,416

Total liabilities			$1,416

	January 31, 2011
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
		(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$22,390	Prepaid expenses and other current assets	$957

Total assets			$957

Liabilities
Derivatives not designated as hedging instruments
Short-term foreign currency forward	33,341	Other current liabilities	$1,530

Derivatives designated as hedging instruments
Short-term foreign currency forward	21,250	Other current liabilities	396

Total liabilities			$1,926

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The following tables summarize the Company’s classification of gains and losses on derivative instruments for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31, 2011
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$187

Derivatives designated as hedging instruments
Foreign currency forward	743	3,324	—

Total	$743	$3,324	$187

	Three Months Ended July 31, 2010
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(55)
Interest rate swap	—	—	(1,501)

Derivatives designated as hedging instruments
Foreign currency forward	(1,379)	(427)	—

Total	$(1,379)	$(427)	$(1,556)

(1)	Amounts reclassified from accumulated other comprehensive income into the statement of operations are classified as operating expenses.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Six Months Ended July 31, 2011
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other (Expense) Income, Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(1,685)

Derivatives designated as hedging instruments
Foreign currency forward	5,374	5,553	—

Total	$5,374	$5,553	$(1,685)

	Six Months Ended July 31, 2010
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other (Expense) Income, Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$296
Interest rate swap	—	—	(3,102)

Derivatives designated as hedging instruments
Foreign currency forward	(403)	(384)	—

Total	$(403)	$(384)	$(2,806)

(1)	Amounts reclassified from accumulated other comprehensive income into the statement of operations are classified as operating expenses.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The components of other comprehensive income related to cash flow hedges are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the period	$2,944	$1,684	$748	$785
Unrealized gains (losses) on cash flow hedges	84	(1,396)	5,682	(384)
Reclassification adjustment for (gains) losses included in net loss	(3,324)	427	(5,553)	384

Unrealized gains and losses on cash flow hedges, before tax	(3,240)	(969)	129	—
Other comprehensive income (loss) attributable to noncontrolling interest	659	17	(308)	(19)
Deferred income tax benefit (provision)	210	15	4	(19)

Unrealized gains and losses on cash flow hedges, net of tax	(2,371)	(937)	(175)	(38)

Accumulated OCI related to cash flow hedges, end of the period	$573	$747	$573	$747

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of Level 3 are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three and six months ended July 31, 2011 and 2010.

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

ARS. The Company determines the fair value of ARS on a quarterly basis by utilizing a discounted cash flow model, which considers, among other factors, assumptions about the (i) underlying collateral, (ii) credit risk associated with the issuer, and (iii) contractual maturity. The discounted cash flow model considers contractual future cash flows, representing both interest and principal payments. Future interest payments were projected using U.S. Treasury and swap curves over the remaining term of the ARS in accordance with the terms of each specific security and principal payments were assumed to be made at an estimated contractual maturity date taking into account applicable prepayments. Yields used to discount these payments were determined based on the specific characteristics of each security. Key considerations in the determination of the appropriate discount rate include the securities’

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

remaining term to maturity, capital structure subordination, quality and level of collateralization, complexity of payout structure, credit rating of the issuer, and the presence or absence of additional insurance.

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

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance as of July 31, 2011 and January 31, 2011:

	July 31, 2011
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,380	$—	$9,380
Money market funds (1)	188,040	—	—	188,040
Auction rate securities	—	—	51,852	51,852
Derivative assets	—	768	—	768
Contingent consideration asset recorded for sale of business	—	—	760	760

	$188,040	$10,148	$52,612	$250,800

Financial Liabilities:
Derivative liabilities	$—	$1,416	$—	$1,416
Contingent consideration liability for business combination	—	—	2,364	2,364

	$—	$1,416	$2,364	$3,780

	January 31, 2011
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,375	$—	$9,375
Money market funds (1)	186,414	—	—	186,414
Auction rate securities	—	—	72,441	72,441
Derivative assets	—	957	—	957
Contingent consideration asset recorded for sale of business	—	—	722	722

	$186,414	$10,332	$73,163	$269,909

Financial Liabilities:
Derivative liabilities	$—	$1,926	$—	$1,926
Contingent consideration liability for business combination	—	—	3,686	3,686

	$—	$1,926	$3,686	$5,612

(1)	As of July 31, 2011, $163.8 million of commercial paper and money market funds were classified in “Cash and cash equivalents” and $33.6 million of money market funds were classified in “Restricted cash and bank deposits.” As of January 31, 2011, $162.4 million of commercial paper and money market funds were classified in “Cash and cash equivalents” and $33.4 million of money market funds were classified in “Restricted cash and bank time deposits.”

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The following table is a summary of changes in the fair value of the level 3 financial assets and liabilities, during the three and six months ended July 31, 2011 and 2010:

	Level Three Financial Assets and Liabilities
	Three Months Ended July 31,				Six Months Ended July 31,
	2011		2010		2011		2010
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
	(In thousands)				(In thousands)
Beginning balance	$73,185	$4,613	$98,529	$3,264	$73,163	$3,686	$114,650	$—
Sales and redemptions	(25,300)	—	(34,286)	—	(25,500)	—	(54,496)	—
Change in realized and unrealized gains included in other income, net	7,796	—	13,986	—	7,891	—	22,090	—
Change in unrealized losses included in other comprehensive income	(3,076)	—	(8,548)	—	(2,980)	—	(12,517)	—
Impairment charges	—	—	(332)	—	—	—	(378)	—
Contingent consideration liability recorded for business combination	—	—	—	—	—	904	—	3,224
Payments of contingent consideration	—	(2,107)	—	—	—	(4,107)	—	—
Change in fair value recorded in operating expenses	7	(142)	—	42	38	1,881	—	82

Ending balance	$52,612	$2,364	$69,349	$3,306	$52,612	$2,364	$69,349	$3,306

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

Verint’s Credit Facilities

As of July 31, 2011, the carrying amount of the Term Loan under Verint’s New Credit Agreement was $597.1 million and the estimated fair value was $600.0 million. As of January 31, 2011, the carrying amount of the term loan under the Prior Facility was $583.2 million and the estimated fair value was $586.2 million. The estimated fair values are based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of Verint’s term loan.

12. SEVERANCE

Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The gross accrued severance liability as of July 31, 2011 and January 31, 2011 is $57.9 million and $61.9 million, respectively, and is included in “Other long-term liabilities” in the condensed consolidated balance sheets. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” as severance pay fund in the amounts of $40.3 million and $44.7 million as of July 31, 2011 and January 31, 2011, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

13. STOCK-BASED COMPENSATION

Stock-based compensation expense associated with awards made by CTI and its subsidiaries are included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(In thousands)
Stock options:
Product costs	$30	$27	$127	$427
Service costs	61	344	227	1,523
Selling, general and administrative	677	995	2,067	8,217
Research and development	143	144	383	2,663

	911	1,510	2,804	12,830

Restricted/Deferred stock awards:
Product costs	150	221	322	460
Service costs	590	716	1,235	1,314
Selling, general and administrative	6,005	7,720	13,597	15,258
Research and development	688	829	1,463	1,891

	7,433	9,486	16,617	18,923

Total	$8,344	$10,996	$19,421	$31,753

CTI

CTI’s Restricted Period

As a result of the delinquency in the filing of periodic reports under the Exchange Act since April 2006, CTI has been ineligible to use its registration statements on Form S-8 for the offer and sale of equity securities, including through the exercise of stock options by employees. Consequently, to ensure that it does not violate the federal securities laws, CTI prohibited the exercise of vested stock options from April 2006 until such time, as it is determined that CTI has filed all periodic reports required in a 12-month period and has an effective registration statement on Form S-8 on file with the SEC. This period is referred to as the “restricted period.”

Restricted Awards and Stock Options

CTI granted restricted stock, deferred stock units (“DSU”) awards (collectively “Restricted Awards”) and stock options under its various stock incentive plans.

During the three and six months ended July 31, 2011, CTI granted DSU awards covering an aggregate of 340,397 shares and 1,325,116 shares, respectively, of CTI’s common stock to certain executive officers and key employees.

During the three and six months ended July 31, 2010, CTI granted DSU awards covering an aggregate of 366,000 shares and 1,379,000 shares, respectively, of CTI’s common stock to certain executive officers and key employees. The aggregate number of shares underlying DSU awards granted during the six months ended July 31, 2010 includes a DSU award covering 300,000 shares of CTI’s common stock granted to CTI’s then-President and Chief Executive Officer and a DSU award covering 150,000 shares of CTI’s common stock granted to CTI’s then-Executive Vice President and Chief Financial Officer.

As of July 31, 2011, stock options to purchase 11,013,068 shares of CTI’s common stock and Restricted Awards with respect to 1,965,377 shares of CTI’s common stock were outstanding and 1,175,319 shares of CTI’s common stock were available for future grant under CTI’s Stock Incentive Compensation Plans. In addition, as of July 31, 2011, CTI was committed to issue 1,074,866 shares of its common stock to holders of its vested Restricted Awards who had elected to defer delivery of such underlying shares.

The total fair value of Restricted Awards vested during the three and six months ended July 31, 2011 was $0.5 million and $8.8 million, respectively. As of July 31, 2011, the unrecognized compensation expense related to unvested Restricted Awards was $12.4 million which is expected to be recognized over a weighted-average period of 2.1 years.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Outstanding stock options as of July 31, 2011 include unvested stock options to purchase 147,134 shares of CTI’s common stock with a weighted-average grant date fair value of $2.34, an expected term of 4.0 years and a total fair value of $0.3 million. The unrecognized compensation cost related to the remaining unvested stock options to purchase CTI’s common stock was $0.3 million, which is expected to be recognized over a weighted-average period of 0.8 years.

The fair value of stock options to purchase CTI’s common stock vested during the three and six months ended July 31, 2011 was $0.4 million. The fair value of stock options to purchase CTI’s common stock vested during the three and six months ended July 31, 2010 was $0.6 million.

Verint

Stock Options

Verint Systems has not granted stock options subsequent to January 31, 2006. However, in connection with Verint’s acquisition of Witness on May 25, 2007, stock options to purchase Witness common stock were converted into stock options to purchase approximately 3.1 million shares of Verint Systems’ common stock.

Stock option exercises had been suspended during Verint’s extended filing delay period. Following the filing of certain delayed periodic reports in June 2010 with the SEC, Verint’s stock option holders were permitted to resume exercising vested stock options. During the three and six months ended July 31, 2011, approximately 174,000 and 432,000 shares of Verint Systems’ common stock were issued pursuant to stock option exercises, respectively, for total proceeds of $3.5 million and $8.7 million, respectively. During the three months ended July 31, 2010, approximately 726,000 shares of Verint Systems’ common stock were issued pursuant to stock option exercises, for total proceeds of $11.9 million. As of July 31, 2011, Verint Systems had approximately 1.3 million stock options outstanding, all of which were exercisable as of such date.

Restricted Stock Awards and Restricted Stock Units

Verint Systems periodically awards shares of restricted stock, as well as restricted stock units, to its directors, officers and other employees. These awards contain various vesting conditions, and are subject to certain restrictions and forfeiture provisions prior to vesting.

During the six months ended July 31, 2011, Verint Systems granted 0.9 million restricted stock units, substantially all of which were granted during the three months ended April 30, 2011. During the six months ended July 31, 2010, Verint Systems granted 1.0 million combined restricted stock awards and restricted stock units, all of which were granted during the three months ended April 30, 2010. Forfeitures of restricted stock awards and restricted stock units were not significant during either period. As of July 31, 2011 and 2010, Verint Systems had 1.5 million restricted stock awards and 2.9 million of combined restricted stock awards and stock units outstanding, respectively, with weighted-average grant date fair values of $30.24 and $14.41, respectively.

As of July 31, 2011, there was approximately $29.2 million of total unrecognized compensation cost, net of estimated forfeitures related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

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

During the three and six months ended July 31, 2011, phantom stock units granted by Verint Systems were not significant. During the six months ended July 31, 2010, Verint Systems granted 0.2 million phantom stock units, all of which were granted during the three months ended April 30, 2010. Forfeitures of awards in each period were not significant. Total cash payments made by Verint Systems upon vesting of phantom stock units were $3.4 million and $10.3 million for the three and six months ended July 31, 2011, respectively. Total cash payments made by Verint Systems upon vesting of phantom stock units were $5.2 million and $15.8 million for the three and six months ended July 31, 2010, respectively. The total accrued liabilities for phantom stock units were $1.8 million and $9.8 million as of July 31, 2011 and January 31, 2011, respectively.

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

Components of equity attributable to Comverse Technology, Inc.’s and its noncontrolling interest are as follows:

	Six Months Ended July 31, 2011			Six Months Ended July 31, 2010
	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)			(In thousands)
Balance, January 31	$413,008	$72,879	$485,887	$422,486	$87,236	$509,722
Comprehensive loss:
Net loss	(98,892)	9,885	(89,007)	(106,048)	(577)	(106,625)
Unrealized gains and losses on available-for-sale securities, net of reclassification adjustments and tax	(2,980)	—	(2,980)	(11,916)	(24)	(11,940)
Unrealized gains and losses for cash flow hedge positions, net of reclassification adjustments and tax	(175)	308	133	(38)	19	(19)
Foreign currency translation adjustment	173	2,350	2,523	(3,043)	(3,108)	(6,151)

Total comprehensive loss	(101,874)	12,543	(89,331)	(121,045)	(3,690)	(124,735)
Stock-based compensation expense	5,016	—	5,016	5,756	—	5,756
Impact from equity transactions of subsidiaries and other	14,366	6,212	20,578	36,069	(11,860)	24,209
Repurchase of common stock	(1,425)	—	(1,425)	(480)	—	(480)

Balance, July 31	$329,091	$91,634	$420,725	$342,786	$71,686	$414,472

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

Shares of Ulticom, Inc. common stock held by CTI were purchased by an affiliate of Platinum Equity, pursuant to the terms and conditions of a Share Purchase Agreement, dated October 12, 2010, following payment of the Dividend and immediately prior to the consummation of the Merger. In consideration thereof, CTI received aggregate consideration of up to $17.2 million, amounting up to $2.33 per share, consisting of (i) approximately $13.2 million in cash and (ii) the issuance by Merger Sub to CTI of two non-interest bearing promissory notes originally in the aggregate principal amount of $4.0 million. The first promissory note, originally in the amount of $1.4 million, was subsequently reduced to $0.8 million in connection with the purchase of certain products from Ulticom and is payable to CTI 14 months after the Effective Date. The second promissory note, in the amount of $2.6 million, is payable to CTI following the determination of Ulticom’s revenue for a 24-month period beginning on January 1, 2011 and is subject to reduction by 40% of the difference between $75 million and the revenue generated by Ulticom during such period. This note has no carrying value as of July 31, 2011 and January 31, 2011.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Prior to the sale, Ulticom, Inc. was a majority-owned subsidiary of CTI, and Ulticom constituted one of the Company’s reporting segments. Ulticom, Inc. was not previously classified as held-for-sale, because the sale was not probable until December 2, 2010, the date when the noncontrolling shareholders approved the sale.

The results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statements of operations for the three and six months ended July 31, 2010.

The results of Ulticom’s operations included in discontinued operations for the three and six months ended July 31, 2010 were as follows:

	Three Months Ended July 31, 2010	Six Months Ended July 31, 2010
	(In thousands)
Total revenue	$8,709	$16,695
Loss before income tax (provision) benefit	(358)	(3,529)
Income tax (provision) benefit	(1,055)	476

Loss from discontinued operations, net of tax	(1,413)	(3,053)
Tax on discontinued operations	—	—

Total loss from discontinued operations, net of tax	$(1,413)	$(3,053)

Loss from discontinued operations, net of tax
Attributable to Comverse Technology, Inc.	(1,000)	(2,224)
Attributable to noncontrolling interest	(413)	(829)

Total	$(1,413)	$(3,053)

The Company had previously entered into transactions with Ulticom for the supply of circuit boards and it is expected these transactions will continue. The purchases made by the Company from Ulticom prior to the Ulticom Sale were $0.2 million and $0.6 million for the three and six months ended July 31, 2010, respectively. These amounts were eliminated in the condensed consolidated financial statements. The purchases made by the Company from Ulticom were $0.5 million and $0.7 million, in the three and six months ended July 31, 2011, respectively.

16. LOSS PER SHARE ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC.’S SHAREHOLDERS

Basic loss per share attributable to Comverse Technology, Inc.’s shareholders is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted loss per share attributable to Comverse Technology, Inc.’s shareholders, shares issuable upon exercise of stock options and deliverable in settlement of unvested DSU awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive. The dilutive impact of subsidiary stock-based awards on Comverse Technology, Inc.’s reported net loss is recorded as an adjustment to net loss for the purposes of calculating loss per share.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The calculation of loss per share attributable to Comverse Technology Inc.’s shareholders for the three and six months ended July 31, 2011 and 2010 was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations attributable to Comverse Technology, Inc. - basic	$(39,697)	$(23,173)	$(98,892)	$(103,824)
Adjustment for subsidiary stock options	(68)	(59)	(51)	—

Net loss from continuing operations attributable to Comverse Technology, Inc. - diluted	$(39,765)	$(23,232)	$(98,943)	$(103,824)

Net loss from discontinued operations, attributable to Comverse Technology, Inc. - basic and diluted	—	(1,000)	—	(2,224)

Denominator:
Basic and diluted weighted average common shares outstanding	206,080	205,249	205,893	205,069

Loss per share
Basic and diluted
Loss per share from continuing operations attributable to Comverse Technology, Inc.	$(0.19)	$(0.12)	$(0.48)	$(0.51)
Loss per share from discontinued operations attributable to Comverse Technology, Inc.	—	(0.00)	—	(0.01)

Basic and diluted loss per share	$(0.19)	$(0.12)	$(0.48)	$(0.52)

As a result of the Company’s net loss attributable to Comverse Technology, Inc. during the three and six months ended July 31, 2011, the diluted loss per share attributable to Comverse Technology, Inc.’s shareholders computation excludes 0.6 million and 0.8 million of contingently issuable shares, respectively, and, for the three and six months ended July 31, 2010, such computation excludes 0.6 million and 0.8 million of contingently issuable shares, respectively, because the effect would be antidilutive.

The FASB’s guidance requires contingently convertible instruments be included in diluted earnings per share, if dilutive, regardless of whether a market price trigger has been met. The Convertible Debt Obligations meet the definition of a contingently convertible instrument. The Convertible Debt Obligations were excluded from the computation of diluted earnings per share attributable to Comverse Technology, Inc.’s shareholders because the effect would be antidilutive for the three and six months ended July 31, 2011 and 2010, respectively.

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

For the six months ended July 31, 2011, the Company recorded an income tax provision of $57.4 million, which represents an effective tax rate of (182.0%). The effective tax rate is negative due to the fact that the Company reported income tax expense on a consolidated pre-tax loss. The Company did not record an income tax benefit on the loss for the period, primarily because it maintains valuation allowances against certain of its U.S. and foreign net deferred tax assets. Further, the benefit of losses in other jurisdictions was offset by foreign withholding taxes, certain tax contingencies and taxes recorded with respect to investments in affiliates.

For the six months ended July 31, 2010, the Company recorded an income tax provision of $2.2 million, which represents an effective tax rate of (2.2%). The effective tax rate is negative due to the fact that the Company reported income tax expense on a consolidated pre-tax loss, primarily due to the mix of income and losses by jurisdiction. The Company did not record an income tax benefit on the loss for the period, primarily because it maintains a valuation allowance against certain of its U.S. and foreign net

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

deferred tax assets. The income tax provision for the period is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the six months ended July 31, 2010.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company’s federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign jurisdictions. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of July 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were approximately $136.6 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of July 31, 2011 could decrease by approximately $10.7 million in the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits. The Company’s income tax returns are subject to ongoing tax examinations in several jurisdictions in which the Company operates. The Company believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits. However, an estimate of such changes cannot reasonably be made.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. The Company recorded ($1.3) million and $1.9 million of interest and penalties related to uncertain tax positions in its provision for income taxes for the three months ended July 31, 2011 and 2010, respectively. The benefit recorded for the three months ended July 31, 2011 was primarily a result the reversal of interest and penalties associated with a reduction in uncertain tax positions for which interest and penalties had been previously accrued, which is partially offset by continued accruals for interest and penalties on remaining uncertain tax positions. Accrued interest and penalties were $57.0 million and $54.9 million as of July 31, 2011 and January 31, 2011, respectively.

18. BUSINESS SEGMENT INFORMATION

The Company has three reportable segments: Comverse, Verint and All Other. The All Other segment is comprised of Starhome B.V. and its subsidiaries, miscellaneous operations and CTI’s holding company operations. Ulticom was a reportable segment of the Company prior to its sale to a third party on December 3, 2010. As a result of the Ulticom Sale, the results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statements of operations for the three and six months ended July 31, 2010.

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

Segment Performance

Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other insignificant gains and charges. Compliance-related

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with (a) the Company’s efforts to complete current and previously issued financial statements and audits of such financial statements, and (b) the Company’s efforts to become and remain current in its periodic reporting obligations under the federal securities laws.

In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the three and six months ended July 31, 2011, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a standalone basis with respect to an acquisition consummated by Verint in March 2011. Verint did not have a segment revenue adjustment for the three or six months ended July 31, 2010.

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, interest expense, depreciation and amortization, other non-cash items, and segment performance for the three and six months ended July 31, 2011 and 2010:

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Three Months Ended July 31, 2011:

Revenue	$180,958	$194,959	$10,450	$—	$386,367
Intercompany revenue	1,097	—	1,121	(2,218)	—

Total revenue	$182,055	$194,959	$11,571	$(2,218)	$386,367

Total costs and expenses	$172,464	$173,549	$30,529	$(2,237)	$374,305

Income (loss) from operations	$9,591	$21,410	$(18,958)	$19	$12,062

Computation of segment performance:
Total revenue	$182,055	$194,959	$11,571
Segment revenue adjustment	—	727	—

Segment revenue	$182,055	$195,686	$11,571

Total costs and expenses	$172,464	$173,549	$30,529
Segment expense adjustments:
Stock-based compensation expense	1,029	6,641	674
Amortization of acquisition-related intangibles	4,498	8,100	—
Compliance-related professional fees	(2,142)	17	11,609
Compliance-related compensation and other expenses	1,874	—	—
Impairment charges	29	—	—
Litigation settlements and related costs	(1)	—	4
Acquisition-related charges	—	2,820	—
Restructuring and integration charges	1,963	—	—
Other	(20)	671	2,905

Segment expense adjustments	7,230	18,249	15,192

Segment expenses	165,234	155,300	15,337

Segment performance	$16,821	$40,386	$(3,766)

Interest expense	$(141)	$(7,857)	$(7)	$—	$(8,005)

Depreciation and amortization	$(8,848)	$(12,585)	$(216)	$—	$(21,649)

Other non-cash items (1)	$29	$19	$—	$—	$48

(1)	Other non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Three Months Ended July 31, 2010:

Revenue	$221,053	$180,676	$8,513	$—	$410,242
Intercompany revenue	494	—	205	(699)	—

Total revenue	$221,547	$180,676	$8,718	$(699)	$410,242

Total costs and expenses	$234,754	$156,877	$32,540	$(879)	$423,292

(Loss) income from operations	$(13,207)	$23,799	$(23,822)	$180	$(13,050)

Computation of segment performance:
Total revenue	$221,547	$180,676	$8,718
Segment revenue adjustment	—	—	—

Segment revenue	$221,547	$180,676	$8,718

Total costs and expenses	$234,754	$156,877	$32,540
Segment expense adjustments:
Stock-based compensation expense	541	8,035	2,420
Amortization of acquisition-related intangibles	4,653	7,558	—
Compliance-related professional fees	20,176	6,067	17,295
Compliance-related compensation and other expenses	1,064	—	5
Litigation settlements and related costs	—	—	15
Acquisition-related charges	—	324	—
Restructuring and integration charges	1,020	—	—
Other	20	540	392

Segment expense adjustments	27,474	22,524	20,127

Segment expenses	207,280	134,353	12,413

Segment performance	$14,267	$46,323	$(3,695)

Interest expense	$(125)	$(5,936)	$8	$—	$(6,053)

Depreciation and amortization	$(9,790)	$(12,054)	$(245)	$—	$(22,089)

Other non-cash items (1)	$72	$180	$—	$—	$252

(1)	Other non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Six Months Ended July 31, 2011:

Revenue	$344,118	$371,291	$20,455	$—	$735,864
Intercompany revenue	1,701	—	1,216	(2,917)	—

Total revenue	$345,819	$371,291	$21,671	$(2,917)	$735,864

Total costs and expenses	$373,903	$331,047	$55,248	$(2,972)	$757,226

(Loss) income from operations	$(28,084)	$40,244	$(33,577)	$55	$(21,362)

Computation of segment performance:
Total revenue	$345,819	$371,291	$21,671
Segment revenue adjustment	—	962	—

Segment revenue	$345,819	$372,253	$21,671

Total costs and expenses	$373,903	$331,047	$55,248
Segment expense adjustments:
Stock-based compensation expense	1,697	14,191	3,533
Amortization of acquisition-related intangibles	8,996	16,296	—
Compliance-related professional fees	10,467	1,008	17,406
Compliance-related compensation and other expenses	3,907	—	—
Impairment charges	157	—	—
Litigation settlements and related costs	474	—	88
Acquisition-related charges	—	5,194	—
Restructuring and integration charges	13,050	—	—
Other	(47)	2,006	3,142

Segment expense adjustments	38,701	38,695	24,169

Segment expenses	335,202	292,352	31,079

Segment performance	$10,617	$79,901	$(9,408)

Interest expense	$(471)	$(16,651)	$(11)	$—	$(17,133)

Depreciation and amortization	$(17,348)	$(25,539)	$(437)	$—	$(43,324)

Other non-cash items (1)	$157	$222	$—	$—	$379

(1)	Other non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Comverse	Verint	All Other	Eliminations	Consolidated Totals
	(In thousands)
Six Months Ended July 31, 2010:

Revenue	$397,049	$353,289	$16,792	$—	$767,130
Intercompany revenue	1,069	—	407	(1,476)	—

Total revenue	$398,118	$353,289	$17,199	$(1,476)	$767,130

Total costs and expenses	$465,575	$333,472	$66,915	$(2,090)	$863,872

(Loss) income from operations	$(67,457)	$19,817	$(49,716)	$614	$(96,742)

Computation of segment performance:
Total revenue	$398,118	$353,289	$17,199
Segment revenue adjustment	—	—	—

Segment revenue	$398,118	$353,289	$17,199

Total costs and expenses	$465,575	$333,472	$66,915
Segment expense adjustments:
Stock-based compensation expense	782	26,005	4,966
Amortization of acquisition-related intangibles	9,312	15,130	—
Compliance-related professional fees	40,402	26,267	35,946
Compliance-related compensation and other expenses	866	—	5
Litigation settlements and related costs	—	—	110
Acquisition-related charges	—	831	—
Restructuring and integration charges	6,976	—	—
Other	(1,442)	553	481

Segment expense adjustments	56,896	68,786	41,508

Segment expenses	408,679	264,686	25,407

Segment performance	$(10,561)	$88,603	$(8,208)

Interest expense	$(329)	$(11,884)	$(8)	$—	$(12,221)

Depreciation and amortization	$(20,175)	$(23,952)	$(484)	$—	$(44,611)

Other non-cash items (1)	$323	$223	$—	$—	$546

(1)	Other non-cash items consist primarily of write-offs and impairments of property and equipment.

19. RELATED PARTY TRANSACTIONS

Verint Series A Convertible Perpetual Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (the “Securities Purchase Agreement”), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (“preferred stock”), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through July 31, 2011 and January 31, 2011, cumulative, undeclared dividends on the preferred stock were $52.3 million and $45.7 million, respectively. As of July 31, 2011 and January 31, 2011, the liquidation preference of the preferred stock was $345.3 million and $338.7 million, respectively.

Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of July 31, 2011 and January 31, 2011, the preferred stock could be converted into approximately 10.6 million and 10.4 million shares of Verint Systems’ common stock, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

20. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company provides certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of July 31, 2011 and January 31, 2011, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $61.9 million as of July 31, 2011, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2016.

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

If CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. As of July 31, 2011 and January 31, 2011, CTI had $33.6 million and $33.4 million of restricted cash received from sales or redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply, respectively. In May 2011, CTI used $30.0 million of such restricted cash to make the payment due under the terms of the settlement agreement. As a result of certain redemptions of ARS, through July 20, 2011, CTI had received net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million and, as a result, believes it is required to prepay $20.0 million of the remaining $112.5 million due under the settlement agreement on November 15, 2011 on or before October 18, 2011 (as $30.0 million of such net proceeds were used to fund the May 2011 payment).

In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use the proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. As of July 31, 2011 and January 31, 2011, the Company had $33.6 million and $33.4 million, respectively, of cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply which were classified in “Restricted cash and bank time deposits.”

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

As of July 31, 2011 and January 31, 2011, the Company had accrued liabilities for this matter of $116.2 million and $146.1 million, respectively.

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

SEC Civil Actions

Promptly following the discovery of the errors and improprieties related to CTI’s historic stock option grant practices and the creation of the Special Committee, CTI, through the Special Committee and its representatives, met with and informed the staff of the SEC of the underlying facts and the initiation of the Special Committee investigation. In March 2008, CTI received a “Wells Notice” from the staff of the SEC arising out of the SEC’s investigation of CTI’s historical stock option grant practices and certain unrelated accounting matters. The “Wells Notice” provided notification that the staff of the SEC intended to recommend that the SEC bring civil actions against CTI alleging violations of certain provisions of the federal securities laws.

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

On July 13, 2011, CTI entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding, which terms were subsequently reflected in an Offer of Settlement made on July 26, 2011 and is subject to approval by the SEC. Under the terms of the Offer of Settlement, the SEC’s Division of Enforcement will recommend that the SEC resolve the Section 12(j) administrative proceeding against CTI if CTI filed its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 by 5:30 p.m. EDT on September 9, 2011 (which reports were filed on July 28, 2011) and this Quarterly Report on a timely basis. CTI believes it has fulfilled its obligations under the Offer of Settlement. However, the Division of Enforcement, in its sole discretion, may determine that this Quarterly Report is not in accordance with the technical and substantive requirements for EDGAR documents, or not in accordance with the requirements of the Exchange Act or the rules and regulations thereunder. In such an event, the Division of Enforcement will inform CTI of the nature of the deficiencies within five business days from the date of filing this Quarterly Report. CTI will have until the fifth business day after the date of such notice to remedy the identified deficiencies in this Quarterly Report and resubmit such report.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

If, after CTI resubmits this Quarterly Report, the Division of Enforcement, in its sole discretion, determines that such report continues to contain deficiencies, the Division of Enforcement will notify the SEC, and the SEC will issue a non-appealable order, pursuant to Section 12(j) of the Exchange Act, to revoke the registration of CTI’s common stock. As a result of the agreement in principle, on July 13, 2011, a joint motion by CTI and the Division of Enforcement was filed with the SEC to cancel the oral argument scheduled for July 14, 2011 in the proceeding.

If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

Investigation of Alleged Unlawful Payments

On March 16, 2009, CTI disclosed that the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments made by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. The Audit Committee found that the conduct at issue did not involve CTI’s current executive officers. The Audit Committee also reviewed Comverse’s other existing and prior arrangements with agents. When the Audit Committee commenced the investigation, CTI voluntarily disclosed to the SEC and the Department of Justice (the “DOJ”) these facts and advised that the Audit Committee had initiated an internal investigation and that the Audit Committee would provide the results of its investigation to the agencies. On April 27, 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. The Audit Committee provided information to, and cooperated fully with, the DOJ and the SEC with respect to its findings of the internal investigation and resulting remedial action.

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

21. SUBSEQUENT EVENTS

Business Combinations

On August 4, 2011, Verint acquired all of the outstanding shares of Vovici Corporation (“Vovici”), a privately held provider of online survey management and enterprise feedback solutions. This acquisition enhances Verint’s Workforce Optimization product suite to include comprehensive Voice of the Customer (“VoC”) software and services offerings, designed to help organizations implement a single-vendor solution set for collecting, analyzing and acting on customer insights.

Verint acquired Vovici for approximately $56.3 million in cash at closing, including $0.4 million to repay Vovici’s bank debt. In addition, the purchase consideration included the exchange of certain unvested Vovici stock options for Verint stock options. Verint also agreed to make potential additional cash payments of up to approximately $19.1 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2013. The initial purchase price allocation for this acquisition is not yet available, as Verint has not yet completed the appraisals necessary to assess the fair values of the tangible and identified intangible assets acquired and liabilities assumed, the assets and liabilities arising from contingencies (if any), and the amount of goodwill to be recognized as of the acquisition date. The fair values of the exchanged stock options, and the portion of those fair values, if any, to be included in the purchase price, are also not yet available. A preliminary purchase price allocation and unaudited pro forma condensed combined financial information for this business combination are expected to be included in the Company’s condensed consolidated financial statements for the three months ended October 31, 2011.

On August 2, 2011, Verint acquired all of the outstanding shares of a privately held provider of communications intelligence solutions, data retention services and network performance management, based in the Americas region. This acquisition expands Verint’s Communications Intelligence solutions portfolio and increases its presence in this region.

Verint acquired this company for approximately $10.9 million in cash at closing. Verint also agreed to make potential additional cash payments of up to approximately $23.0 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2014. The initial purchase price allocation for this acquisition is not yet available, as Verint has not yet completed the appraisals necessary to assess the fair values of the tangible and identified intangible assets acquired and liabilities assumed, the assets and liabilities arising from contingencies (if any), and the amount of goodwill to be recognized as of the acquisition date. A preliminary purchase price allocation and unaudited pro forma condensed combined financial information for this business combination are expected to be included in the Company’s condensed consolidated financial statements for the three months ended October 31, 2011.

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

OVERVIEW

CTI is a holding company that conducts business through its subsidiaries, principally, Comverse, Inc., Verint Systems and Starhome, B.V. CTI’s reportable segments for the three months and six months ended July 31, 2011 were:

•	Comverse. The Comverse segment is comprised of Comverse, Inc. and its subsidiaries. Comverse, Inc. is a wholly-owned subsidiary of CTI;

•

Verint. The Verint segment is comprised of Verint Systems and its subsidiaries. As of August 15, 2011, CTI held 42.0% of the outstanding shares of Verint Systems’ common stock and 100% of the outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, of Verint Systems (or the preferred stock), giving CTI aggregate beneficial ownership of 54.4% of Verint Systems’ common stock. The common stock of Verint Systems is publicly traded and Verint Systems files separate periodic and current reports with the SEC, which are available on its website, www.verint.com, and on the SEC’s website at www.sec.gov; and

•

All Other. The All Other segment is comprised of Starhome B.V. and its subsidiaries, miscellaneous operations and CTI’s holding company operations. As of August 15, 2011, CTI held 66.5% of Starhome B.V., a privately-held company.

Ulticom was a reportable segment prior to its sale on December 3, 2010. As a result of the Ulticom Sale, the results of operations of Ulticom are reflected in discontinued operations for the three and six months ended July 31, 2010. See note 15 to the condensed consolidated financial statements included in this Quarterly Report.

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

As previously disclosed, during the fiscal year ended January 31, 2011, we commenced certain initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan, significantly reducing its annualized operating costs. During the three months ended April 30, 2011, Comverse commenced and, during the three months ended July 31, 2011, continued, the implementation of a second phase of measures (referred to as the Phase II Business Transformation) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS and implementing further cost savings through operational efficiencies and strategic focus.

As part of the Phase II Business Transformation, Comverse is in the process of restructuring its operations into new business units that are designed to improve operational efficiency and business performance. Comverse’s business units will consist of the following:

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

Significant Events

During the three months ended July 31, 2011, we continued our efforts to enhance the financial performance and profitability of the Comverse segment, filed certain periodic reports under the Exchange Act with the SEC, made an Offer of Settlement to resolve an administrative proceeding instituted by the SEC pursuant to Section 12(j) of the Exchange Act to revoke or suspend the registration of CTI’s common stock and made a $30.0 million cash payment under the settlement agreement of the consolidated shareholder class action. In addition, we continued to incur significant expenses for professional fees in connection with our efforts to become current in our periodic reporting obligations under the federal securities laws and to remediate material weaknesses in our internal control over financial reporting. In August 2011, Verint completed two acquisitions as part of its business growth strategy.

Efforts to File Periodic Reports. During the three months ended July 31, 2011, we completed the filing with the SEC of the delinquent periodic reports required to be filed under the Offer of Settlement. During such three month period, we filed our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 on May 31, 2011, our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 on June 22, 2011 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 on July 28, 2011. In connection with the filing of these periodic reports and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting, we continued to incur significant expenses for accounting, tax and legal fees. During the three months ended July 31, 2011, these expenses aggregated $9.5 million and were primarily incurred by CTI.

Settlement of SEC Administrative Proceeding. On July 13, 2011, CTI entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding, which was initiated by the SEC in March 2010, pursuant to Section 12(j) of the Exchange Act, to revoke the registration of CTI’s common stock due to CTI’s previous failure to file certain periodic reports with the SEC. The terms of the agreement in principle were reflected in an Offer of Settlement made on July 26, 2011 and which is subject to approval by the SEC. Under the terms of the Offer of Settlement, the SEC’s Division of Enforcement will recommend that the SEC resolve the Section 12(j) administrative proceeding against CTI if CTI filed its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 by 5:30 p.m. EDT on September 9, 2011 (which reports were filed on July 28, 2011) and this Quarterly Report on a timely basis. CTI believes it has fulfilled its obligations under the Offer of Settlement. However, the Division of Enforcement, in its sole discretion, may determine that this Quarterly Report is not in accordance with the technical and substantive requirements for EDGAR documents, or not in accordance with the requirements of the Exchange Act or the rules and regulations thereunder. In such an event, the Division of Enforcement will inform CTI of the nature of the deficiencies within five business days from the date of filing this Quarterly Report. CTI will have until the fifth business day after the date of such notice to remedy the identified deficiencies in this Quarterly Report and resubmit such report. If, after CTI resubmits this Quarterly Report, the Division of Enforcement, in its sole discretion, determines that such report continues to contain deficiencies, the Division of Enforcement will notify the SEC, and the SEC will issue a non-appealable order, pursuant to Section 12(j) of the Exchange Act, to revoke the registration of CTI’s common stock. If a final order is issued by the SEC to revoke the registration of CTI’s common stock, public trading in CTI’s common stock would be prohibited. For a more detailed discussion, see note 20 to the condensed consolidated financial statements included in this Quarterly Report.

Cash Payment Under Shareholder Class Action Settlement Agreement. In December 2009, CTI entered into an agreement, which was amended in June 2010, to settle the consolidated shareholder class action. In May 2011, CTI paid $30.0 million in cash due under the settlement agreement. A balance of up to $112.5 million is payable on or before November 15, 2011, of which $30.0 million is payable in cash and the balance is payable in cash or, at CTI’s election, in shares, provided that CTI’s common stock is then listed on a national securities exchange. As a result of certain redemptions of ARS, through July 20, 2011, CTI had received cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million and, as a result, believes it is required to prepay $20.0 million of the remaining $112.5 million payment due under the settlement agreement on November 15, 2011 on or before October 18, 2011 (as $30.0 million of such net proceeds were used to fund the May 2011 payment).

Verint Business Combinations. Subsequent to fiscal quarter end, on August 4, 2011, Verint acquired Vovici Corporation (or Vovici), a privately held provider of online survey management and enterprise feedback management solutions. This acquisition enhances Verint’s Workforce Optimization product suite to include comprehensive Voice of the Customer (“VoC”) software and services offerings, designed to help organizations implement a single-vendor solution set for collecting, analyzing and acting on customer insights. Under the terms of the agreement, Verint acquired Vovici for approximately $56.3 million in cash at closing, including $0.4 million to repay Vovici’s bank debt. In addition, the purchase consideration included the exchange of certain unvested Vovici stock options for Verint stock options. Verint also agreed to make potential additional cash payments of up to approximately $19.1 million, contingent upon achievement of certain performance targets over the period ending January 31, 2013. In addition, on August 2, 2011, Verint acquired a privately held provider of communications intelligence solutions, data retention services and network performance management, based in the Americas region. This acquisition expands Verint’s Communications Intelligence solutions portfolio and increases its presence in this region. Verint acquired this company for approximately $10.9 million in cash at closing. Verint also agreed to make potential additional cash payments of up to approximately $23.0 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2014. For more information, see note 21 to the condensed consolidated financial statements included in this Quarterly Report.

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

Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other insignificant gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with (a) our efforts to complete current and previously issued financial statements and audits of such financial statements and (b) our efforts to become and remain current in our periodic reporting obligations under the federal securities laws. For additional information on how we apply segment performance to evaluate the operating results of our segments for each of the three and six months ended July 31, 2011 and 2010, see note 18 to the condensed consolidated financial statements included in this Quarterly Report.

In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time-to-time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the three and six months ended July 31, 2011, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a standalone basis with respect to an acquisition consummated by Verint in March 2011. Verint did not have a segment revenue adjustment for the three and six months ended July 31, 2010.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(Dollars in thousands)

Comverse
Segment revenue	$182,055	$221,547	$345,819	$398,118
Segment performance	$16,821	$14,267	$10,617	$(10,561)
Segment performance margin	9.2%	6.4%	3.1%	(2.7%)

Verint
Segment revenue	$195,686	$180,676	$372,253	$353,289
Segment performance	$40,386	$46,323	$79,901	$88,603
Segment performance margin	20.6%	25.6%	21.5%	25.1%
All Other
Segment revenue	$11,571	$8,718	$21,671	$17,199
Segment performance	$(3,766)	$(3,695)	$(9,408)	$(8,208)
Segment performance margin	(32.5%)	(42.4%)	(43.4%)	(47.7%)

For a discussion of the results of our segments, see “—Results of Operations.”

Comverse Segment Business Trends and Uncertainties

As previously disclosed, during the fiscal year ended January 31, 2011, we commenced initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan, significantly reducing its annualized operating costs. During the three months ended April 30, 2011, Comverse commenced and, during the three months ended July 31, 2011 continued, the implementation of the Phase II Business Transformation. As part of the Phase II Business Transformation, Comverse is seeking to achieve improved segment performance and, over time, double digit segment performance margins and sustainable positive operating cash flows. We believe that Comverse is beginning to realize some of the benefits of these initiatives. In the three and six months ended July 31, 2011, Comverse improved its operating performance compared to the prior year periods, and for the three months ended July 31, 2011, had positive operating cash flows as a result of its enhanced focus on profitability, improved cash collections and cost reduction measures.

Revenue

As part of its previously disclosed strategy, Comverse is continuing its efforts to expand its presence and market share in the BSS market with BSS solutions that we believe offer several advantages over competitors’ offerings. Although revenue from BSS customer solutions for the six months ended July 31, 2011 increased in comparison to the six months ended July 31, 2010, Comverse continued to experience some delays in achieving certain milestones in certain BSS projects. In addition, revenue from BSS customer solutions decreased slightly during the three months ended July 31, 2011 compared to the three months ended July 31, 2010, primarily due to lower order activity by Comverse’s existing customer base in prior periods. We nevertheless continue to believe that Comverse’s BSS solutions offering has the potential to become a key driver of growth going forward. Comverse is currently beginning to experience an increase in customer demand for its Comverse ONE converged billing solution. We believe that Comverse will continue to build on the strength of its Comverse ONE solution, particularly in the converged billing segment of the BSS market, which is expected to grow rapidly over the next few years. Furthermore, Comverse continues its efforts to expand its presence and market share in certain mobile data and mobile Internet product categories. We believe that the growth in mobile data and Internet applications and usage will continue for the foreseeable future, presenting opportunities for growth in Comverse’s mobile Internet products.

Revenue from VAS customer solutions for the three and six months ended July 31, 2011 decreased compared to the three and six months ended July 31, 2010. The decrease in VAS revenue is primarily attributable to (i) significant revenue recognized due to customer acceptances in certain large-scale projects in the three and six months ended July 31, 2010, with no comparable customer acceptances in the three and six months ended July 31, 2011, and (ii) Comverse’s strategy to pursue primarily higher margin VAS projects which may result in lower VAS revenue but greater project and product profitability. Comverse continues to maintain its market leadership in voice-based products, such as voicemail and call completion. Other services, however, such as certain voice and SMS text message services and MMS, have become relatively commoditized, resulting in reduced revenue and margins. As part of its efforts to maintain its market position, Comverse is engaged in the promotion of advanced offerings such as visual voicemail, call management, IP Engine (an IP-based messaging platform) and a Service Middleware cloud-based solution. We believe demand for advanced offerings may grow due to the increasing deployment of smart phones by wireless communication service providers. Accordingly, Comverse continues to expend significant resources on VAS research and development activities in order to enhance existing products and develop new solutions.

On February 1, 2011, we adopted new accounting guidance relating to revenue recognition on a prospective basis. This guidance amends the criteria for allocating consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy. As a result of this guidance, an additional $2.2 million of revenue was recognized for the six months ended July 31, 2011. We believe that the adoption of this guidance could materially increase revenue for the fiscal year ending January 31, 2012 as such new guidance results in earlier recognition of revenue from certain arrangements. For more information, see note 2 to the condensed consolidated financial statements included in this Quarterly Report.

We believe that Comverse may have lost business opportunities due to concerns on the part of customers about our financial condition and CTI’s previous extended delay in becoming current in its periodic reporting obligations under the federal securities laws. We believe that these concerns will ease as a result of the successful implementation of initiatives to improve our cash position and the filing of Annual Reports covering fiscal 2006 through 2010, the filing of all quarterly reports for fiscal 2010 and the filing of the quarterly reports due to date for fiscal 2011. We also believe that, if CTI is able to relist its common stock on NASDAQ, the willingness of customers and partners to purchase our solutions and services will increase.

Costs and Expenses

As part of its efforts to achieve profitability, Comverse implemented measures to reduce its costs and expenses. Beginning in the third quarter of the fiscal year ended January 31, 2011, Comverse successfully implemented the first phase of such plan, significantly reducing its annualized operating costs. In addition, Comverse is making significant efforts to reduce costs by better productizing its software and improving its delivery capabilities. As part of the Phase II Business Transformation, Comverse has achieved cost reduction through process reengineering to maximize business performance, productivity and operational efficiency. In addition, compliance-related professional fees declined significantly during the three and six months ended July 31, 2011 compared to the three and six months ended July 31, 2010.

Although Comverse’s revenue declined for the three and six months ended July 31, 2011, Comverse’s focus on higher margin projects and the successful implementation of cost reduction initiatives led to significant improvements in its operating performance compared to the three and six months ended July 31, 2010.

We believe that further cost reductions will result from the following:

•	the continued implementation of the Phase II Business Transformation;

•

declines in compliance-related professional fees expected as we resume the timely filing of our periodic reports and after we complete the remediation of material weaknesses in internal controls over financial reporting; and

•	the potential wind down or restructuring of, or the consummation of other strategic options for, the Netcentrex business, although these actions may lead to restructuring charges in the near term.

These cost reductions may be partially offset by, among other factors, the increasing complexity of project deployment which may result in higher product delivery costs.

Uncertainties Impacting Future Performance

Comverse’s business is impacted by general economic conditions. During the fiscal year ended January 31, 2011 and a portion of the fiscal year ending January 31, 2012, the global economy experienced a gradual recovery resulting in a moderate increase in levels of spending by customers. Recently, however, there have been adverse developments in global debt markets (including sovereign debt) and other indications of a slowdown in the global economic recovery. These conditions have adversely impacted financial markets and have created substantial volatility and uncertainty, and will likely continue to do so. If the recovery in the global economy is curtailed and market conditions worsen, our existing and potential customers could reduce their spending, which, in turn, could reduce the demand for Comverse’s products and services.

Due to current market trends and consumer preferences, we expect that Comverse’s advanced offerings will account for a larger portion of its revenue. Although Comverse’s advanced offerings have proven to be initially successful, it is unclear whether they will be widely adopted by Comverse’s existing and potential customers. Currently, we are unable to predict whether increases in revenue from Comverse’s advanced offerings will exceed or fully offset declines that Comverse may experience in the sale of traditional solutions. If increases in revenue from Comverse’s advanced offerings do not exceed or fully offset any declines in revenue from traditional solutions, due to adverse market trends or changes in consumer preferences, Comverse’s revenue and profitability may be materially adversely affected.

The operating results of Comverse are difficult to predict. The difficulty is a result of lengthy and variable sales cycles, focus on large installations, short delivery windows required by customers, and the high percentage of orders typically generated late in the fiscal quarter. In addition, the deferral or loss of one or more significant orders or customers, or a delay in an expected implementation of such an order, could materially and adversely affect Comverse’s results of operations in any fiscal quarter, particularly if there are significant sales and marketing expenses associated with the deferred, lost or delayed sales.

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

Three and Six Months Ended July 31, 2011 Compared to Three and Six Months Ended July 31, 2010

Condensed Consolidated Results

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	(Dollars in thousands except per share data)
Total revenue	$386,367	$410,242	$(23,875)	(5.8%)	$735,864	$767,130	$(31,266)	(4.1%)

Income (loss) from operations	12,062	(13,050)	25,112	(192.4%)	(21,362)	(96,742)	75,380	(77.9%)
Interest income	1,550	1,008	542	53.8%	2,667	2,002	665	33.2%
Interest expense	(8,005)	(6,053)	(1,952)	32.2%	(17,133)	(12,221)	(4,912)	40.2%
Loss on extinguishment of debt	—	—	—	N/M	(8,136)	—	(8,136)	N/M
Other income, net	12,519	3,938	8,581	217.9%	12,397	5,615	6,782	120.8%
Income tax provision	(50,015)	(2,604)	(47,411)	N/M	(57,440)	(2,226)	(55,214)	N/M

Net loss from continuing operations	(31,889)	(16,761)	(15,128)	90.3%	(89,007)	(103,572)	14,565	(14.1%)
Loss from discontinued operations, net of tax	—	(1,413)	1,413	(100.0%)	—	(3,053)	3,053	(100.0%)

Net loss	(31,889)	(18,174)	(13,715)	75.5%	(89,007)	(106,625)	17,618	(16.5%)

Less: Net (income) loss attributable to noncontrolling interest	(7,808)	(5,999)	(1,809)	30.2%	(9,885)	577	(10,462)	N/M

Net loss attributable to Comverse Technology, Inc.	$(39,697)	$(24,173)	$(15,524)	64.2%	$(98,892)	$(106,048)	$7,156	(6.7%)

Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic and Diluted loss per share
Continuing operations	$(0.19)	$(0.12)	$(0.07)		$(0.48)	$(0.51)	$0.03

Discontinued operations	$—	$(0.00)	$0.00		$—	$(0.01)	$0.01

Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(39,697)	$(23,173)	$(16,524)		$(98,892)	$(103,824)	$4,932
Loss from discontinued operations, net of tax	—	(1,000)	1,000		—	(2,224)	2,224

Net loss attributable to Comverse Technology, Inc.	$(39,697)	$(24,173)	$(15,524)		$(98,892)	$(106,048)	$7,156

Total Revenue

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Total revenue was $386.4 million for the three months ended July 31, 2011, a decrease of $23.9 million, or 5.8%, compared to the three months ended July 31, 2010. The decrease was primarily attributable to a $40.1 million decline in revenue at the Comverse segment, partially offset by a $14.3 million increase in revenue at the Verint segment for the three months ended July 31, 2011 compared to the three months ended July 31, 2010.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Total revenue was $735.9 million for the six months ended July 31, 2011, a decrease of $31.3 million, or 4.1%, compared to the six months ended July 31, 2010. The decrease was primarily attributable to a $52.9 million decline in revenue at the Comverse segment, partially offset by a $18.0 million increase in revenue at the Verint segment for the six months ended July 31, 2011 compared to the six months ended July 31, 2010.

Income (Loss) from Operations

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Income from operations was $12.1 million for the three months ended July 31, 2011, a change of $25.1 million compared to loss from operations of $13.1 million for the three months ended July 31, 2010. The change was primarily attributable to:

•	a $34.1 million decline in compliance-related professional fees for the three months ended July 31, 2011 compared to the three months ended July 31, 2010;

•

a $7.1 million decline in personnel-related costs recorded in selling general and administrative and research and development expenses, primarily attributable to the Comverse segment, partially offset by an increase at the Verint segment;

•	a $4.6 million decline in cost of revenue primarily attributable to a decrease at the Comverse segment, partially offset by an increase at the Verint segment; and

•

a $2.2 million decrease in stock-based compensation expense recorded in selling, general and administrative and research and development expenses, primarily attributable to the All Other segment and the Verint segment.

These declines were offset by a $23.9 million decline in total revenue, primarily attributable to a decrease at the Comverse segment, partially offset by an increase at the Verint segment.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Loss from operations was $21.4 million for the six months ended July 31, 2011, a decrease in loss of $75.4 million, or 77.9%, compared to the six months ended July 31, 2010. The decrease in loss was primarily attributable to:

•	a $73.7 million decline in compliance-related professional fees for the six months ended July 31, 2011 compared to the six months ended July 31, 2010;

•	a $15.2 million decline in cost of revenue, primarily attributable to the Comverse segment, partially offset by an increase at the Verint segment; and

•

a $9.9 million decline in personnel-related costs recorded in selling, general and administrative and research and development expenses, primarily attributable to the Comverse segment partially offset by an increase in the Verint segment.

These decreases were offset by:

•	a $31.3 million decline in total revenue, primarily attributable to a decrease at the Comverse segment, partially offset by an increase at the Verint segment; and

•	a $6.1 million increase in restructuring charges attributable to the Comverse segment.

Interest Income

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Interest income was $1.6 million for the three months ended July 31, 2011, an increase of $0.5 million, or 53.8%, compared to the three months ended July 31, 2010.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Interest income was $2.7 million for the six months ended July 31, 2011, an increase of $0.7 million, or 33.2%, compared to the six months ended July 31, 2010.

Interest Expense

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Interest expense was $8.0 million for the three months ended July 31, 2011, an increase of $2.0 million, or 32.2%, compared to the three months ended July 31, 2010. The increase was primarily attributable to a $1.9 million increase in interest expense at the Verint segment, principally due to a higher interest rate on Verint’s borrowings associated with its new credit agreement entered into in April 2011.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Interest expense was $17.1 million for the six months ended July 31, 2011, an increase of $4.9 million, or 40.2%, compared to the six months ended July 31, 2010. The increase was primarily attributable to a $4.8 million increase in interest expense at the Verint segment, principally due to a higher interest rate on Verint’s borrowings associated with the amendment to its prior facility entered into in July 2010 and its new credit agreement entered into in April 2011.

Loss on Extinguishment of Debt

During the six months ended July 31, 2011, Verint recorded an $8.1 million loss in connection with the termination of its prior facility in April 2011. For additional discussion, see “—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities.”

Other Income, Net

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Other income, net was $12.5 million for the three months ended July 31, 2011, an increase of $8.6 million compared to the three months ended July 31, 2010. The increase was primarily attributable to:

•	$4.8 million of proceeds recorded in the three months ended July 31, 2011 in connection with the settlement of certain CTI claims against a third party;

•	a $4.8 million change from foreign currency losses of $4.7 million for the three months ended July 31, 2010 to foreign currency gains of $0.1 million for the three months ended July 31, 2011;

•

a $3.6 million impairment charge recorded for the three months ended July 31, 2010 in respect of CTI’s right to require UBS to repurchase from CTI eligible ARS at par value (which CTI exercised in June 2010), with no corresponding charge recorded for the three months ended July 31, 2011; and

•

a $1.5 million of net realized losses on Verint’s interest rate swap, (which was terminated in July 2010) recorded for the three months ended July 31, 2010, with no corresponding losses recorded for the three months ended July 31, 2011.

These increases were partially offset by a $6.2 million decrease in net realized gains recognized on investments.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Other income, net was $12.4 million for the six months ended July 31, 2011, an increase of $6.8 million compared to the six months ended July 31, 2010. The increase was primarily attributable to:

•	a $9.0 million change from foreign currency losses of $6.8 million for the six months ended July 31, 2010 to foreign currency gains of $2.2 million for the six months ended July 31, 2011;

•

a $6.7 million impairment charge recorded for the six months ended July 31, 2010 in respect of CTI’s right to require UBS to repurchase from CTI eligible ARS at par value (which CTI exercised in June 2010), with no corresponding charge recorded for the six months ended July 31, 2011;

•	$4.8 million of proceeds recorded in the six months ended July 31, 2011 in connection with the settlement of certain CTI claims against a third party; and

•

a $3.1 million of net realized and unrealized losses on Verint’s interest rate swap (which was terminated in July 2010) recorded for the six months ended July 31, 2010, with no corresponding losses recorded for the six months ended July 31, 2011.

These increases were partially offset by a $14.2 million decrease in net realized gains recognized on investments and a $2.0 million increase in realized and unrealized losses on derivative instruments.

Income Tax Provision

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Income tax provision was $50.0 million for the three months ended July 31, 2011, representing an effective tax rate of 275.9%, compared to an income tax provision of $2.6 million, representing an effective tax rate of (18.4%) for the three months ended July 31, 2010. For the three months ended July 31, 2011 the effective tax rate was higher than US federal statutory rate of 35% primarily because we maintained or increased valuation allowances in certain jurisdictions on an interim basis, incurred withholding taxes and recorded certain tax contingencies and deferred taxes on our investment in affiliates. For the three months ended July 31, 2010 the effective tax rate was negative due to the fact that we reported income tax expense on a consolidated pre-tax loss. We did not record an income tax benefit on the quarterly loss, primarily because we maintained a valuation allowance against certain of our U.S. and foreign net deferred tax assets as such deferred tax assets are not more likely than not to be realized. Further the tax provision for the quarter included income tax expense recorded in non-loss jurisdictions, withholding taxes and certain tax contingencies recorded during such period.

The change in our effective tax rate for the three months ended July 31, 2011, compared to the three months ended July 31, 2010 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Income tax provision was $57.4 million for the six months ended July 31, 2011, representing an effective tax rate of (182.0%), compared to income tax provision of $2.2 million, representing an effective tax rate of (2.2%) for the six months ended July 31, 2010. During the six months ended July 31, 2011 and 2010, the effective tax rates were negative due to the fact that we reported income tax expense on a consolidated pre-tax loss, primarily due to the mix of income and losses by jurisdiction. We did not record an income tax benefit on the loss for the period, primarily because we maintain valuation allowances against certain of our U.S. and foreign net deferred tax assets. The income tax provision for the period is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the six months ended July 31, 2011 and 2010.

The change in our effective tax rate for the six months ended July 31, 2011, compared to the six months ended July 31, 2010 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.

Loss from Discontinued Operations, Net of Tax

Three Months Ended July 31, 2011 compared to the Three Months Ended July 31, 2010. Loss from discontinued operations, net of tax, of $1.4 million for the three months ended July 31, 2010 represented the results of operations of Ulticom for the three months ended July 31, 2010 less applicable income taxes. Ulticom was sold on December 3, 2010.

Six Months Ended July 31, 2011 compared to the Six Months Ended July 31, 2010. Loss from discontinued operations, net of tax, of $3.1 million for the six months ended July 31, 2010 represented the results of operations of Ulticom for the six months ended July 31, 2010 less applicable income taxes. Ulticom was sold on December 3, 2010.

Net (Income) Loss Attributable to Noncontrolling Interest

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Net income attributable to noncontrolling interest was $7.8 million for the three months ended July 31, 2011, an increase of $1.8 million, or 30.2% compared to the three months ended July 31, 2010. The increase was primarily attributable to an increase in the percentage ownership of Verint by Verint’s stockholders other than CTI for the three months ended July 31, 2011 compared to the three months ended July 31, 2010.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Net income attributable to noncontrolling interest was $9.9 million for the six months ended July 31, 2011, a change of $10.5 million compared to net loss attributable to noncontrolling interest of $0.6 million for the six months ended July 31, 2010. The change was primarily attributable to a change in Verint’s performance from a net loss for the six months ended July 31, 2010 to net income for the six months ended July 31, 2011 as well as an increase in the percentage ownership of Verint by Verint’s stockholders other than CTI.

Segment Results

Comverse

	Comverse
	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$180,958	$221,053	$(40,095)	(18.1%)	$344,118	$397,049	$(52,931)	(13.3%)
Intercompany revenue	1,097	494	603	122.1%	1,701	1,069	632	59.1%

Total revenue	182,055	221,547	(39,492)	(17.8%)	345,819	398,118	(52,299)	(13.1%)

Costs and expenses:
Cost of revenue	111,808	125,710	(13,902)	(11.1%)	220,301	242,891	(22,590)	(9.3%)
Intercompany purchases	1,271	145	1,126	N/M	1,216	541	675	124.8%
Selling, general and administrative	34,451	68,222	(33,771)	(49.5%)	90,619	137,160	(46,541)	(33.9%)
Research and development, net	22,971	39,657	(16,686)	(42.1%)	48,717	78,007	(29,290)	(37.5%)
Other operating expenses	1,963	1,020	943	92.5%	13,050	6,976	6,074	87.1%

Total costs and expenses	172,464	234,754	(62,290)	(26.5%)	373,903	465,575	(91,672)	(19.7%)

Income (loss) from operations	$9,591	$(13,207)	$22,798	(172.6%)	$(28,084)	$(67,457)	$39,373	(58.4%)

Computation of segment performance:
Total revenue	$182,055	$221,547	$(39,492)	(17.8%)	$345,819	$398,118	$(52,299)	(13.1%)
Segment revenue adjustment	—	—	—	N/M	—	—	—	N/M

Segment revenue	$182,055	$221,547	$(39,492)	(17.8%)	$345,819	$398,118	$(52,299)	(13.1%)

Total costs and expenses	$172,464	$234,754	$(62,290)	(26.5%)	$373,903	$465,575	$(91,672)	(19.7%)
Segment expense adjustments:
Stock-based compensation expense	1,029	541	488	90.2%	1,697	782	915	117.0%
Amortization of acquisition-related intangibles	4,498	4,653	(155)	(3.3%)	8,996	9,312	(316)	(3.4%)
Compliance-related professional fees	(2,142)	20,176	(22,318)	(110.6%)	10,467	40,402	(29,935)	(74.1%)
Compliance-related compensation and other expenses	1,874	1,064	810	76.1%	3,907	866	3,041	N/M
Impairment charges	29	—	29	N/M	157	—	157	N/M
Restructuring and integration charges	1,963	1,020	943	92.5%	13,050	6,976	6,074	87.1%
Litigation settlements and related costs	(1)	—	(1)	N/M	474	—	474	N/M
Other	(20)	20	(40)	(200.0%)	(47)	(1,442)	1,395	(96.7%)

Segment expense adjustments	7,230	27,474	(20,244)	(73.7%)	38,701	56,896	(18,195)	(32.0%)

Segment expenses	165,234	207,280	(42,046)	(20.3%)	335,202	408,679	(73,477)	(18.0%)

Segment performance	$16,821	$14,267	$2,554	17.9%	$10,617	$(10,561)	$21,178	(200.5%)

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

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Revenue from customer solutions was $91.4 million for the three months ended July 31, 2011, a decrease of $42.7 million, or 31.8%, compared to the three months ended July 31, 2010. Revenue from BSS customer solutions was $42.8 million for the three months ended July 31, 2011, a decrease of $1.4 million, or 3.2%, compared to the three months ended July 31, 2010. Revenue from VAS customer solutions was $48.6 million for the three months ended July 31, 2011, a decrease of $41.3 million, or 45.9%, compared to the three months ended July 31, 2010.

The slight decrease in revenue from BSS customer solutions was primarily attributable to the timing of customer acceptances in certain projects. Revenue from BSS customer solutions continued to be adversely affected by the increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance.

The decrease in revenue from VAS customer solutions was primarily attributable to (i) significant revenue recognized due to customer acceptances in certain large-scale projects in the three months ended July 31, 2010, with no comparable customer acceptances in the three months ended July 31, 2011, and (ii) the implementation of Comverse’s strategy to pursue higher margin VAS projects which, as expected, led to lower revenue but resulted in greater project and product profitability. Included in the VAS customer solutions revenue was an increase of $2.2 million attributable to Comverse’s Netcentrex reporting unit for the three months ended July 31, 2011 compared to the three months ended July 31, 2010.

Maintenance revenue was $89.6 million for the three months ended July 31, 2011, an increase of $2.6 million, or 3.0%, compared to the three months ended July 31, 2010. This increase was primarily attributable to an increase in BSS maintenance revenue from Comverse’s existing customer base, partially offset by a decrease in the installed base of VAS customer solutions. BSS maintenance revenue was $42.7 million for the three months ended July 31, 2011, an increase of $5.3 million, or 14.2%, compared to the three months ended July 31, 2010. VAS maintenance revenue was $46.9 million for the three months ended July 31, 2011, a decrease of $2.7 million, or 5.4%, compared to the three months ended July 31, 2010.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Revenue from customer solutions was $182.6 million for the six months ended July 31, 2011, a decrease of $54.9 million, or 23.1%, compared to the six months ended July 31, 2010. Revenue from BSS customer solutions was $86.0 million for the six months ended July 31, 2011, an increase of $3.1 million, or 3.7%, compared to the six months ended July 31, 2010. Revenue from VAS customer solutions was $96.6 million for the six months ended July 31, 2011, a decrease of $58.0 million, or 37.5%, compared to the six months ended July 31, 2010.

The increase in revenue from BSS customer solutions was primarily attributable to certain new projects in the six months ended July 31, 2011 for which revenue is recognized using the percentage of completion of method with no comparable projects in the six months ended July 31, 2010, partially offset by lower volume of customer acceptances for the six months ended July 31, 2011 compared to the six months ended July 31, 2010. Revenue from BSS customer solutions continued to be adversely affected by the increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance.

The decrease in revenue from VAS customer solutions was primarily attributable to (i) significant revenue recognized due to customer acceptances in certain large-scale projects in the six months ended July 31, 2010, with no comparable customer acceptances in the six months ended July 31, 2011, and (ii) the implementation of Comverse’s strategy to pursue higher margin VAS projects which, as expected, led to lower revenue but resulted in greater project and product profitability. Included in the VAS customer solutions revenue was an increase of $1.7 million attributable to Comverse’s Netcentrex reporting unit for the six months ended July 31, 2011 compared to the six months ended July 31, 2010.

Maintenance revenue was $161.5 million for the six months ended July 31, 2011, an increase of $2.0 million, or 1.2%, compared to the six months ended July 31, 2010. The increase was primarily attributable to an increase in the installed base of BSS customer solutions, partially offset by the decrease in the installed base of VAS customer solutions. BSS maintenance revenue was $74.6 million for the six months ended July 31, 2011, an increase of $6.3 million, or 9.3%, compared to the six months ended July 31, 2010. VAS maintenance revenue was $86.9 million for the six months ended July 31, 2011, a decrease of $4.4 million, or 4.8%, compared to the six months ended July 31, 2010.

Revenue by Geographic Region

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 24%, 50%, and 26% of Comverse’s revenue, respectively, for the three months ended July 31, 2011 compared to approximately 28%, 43%, and 29% of Comverse’s revenue, respectively, for the three months ended July 31, 2010. The presentation of revenue by geographic region is based on the location of customers.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Revenue in the Americas, EMEA and APAC represented approximately 24%, 49%, and 27% of Comverse’s revenue, respectively, for the six months ended July 31, 2011 compared to approximately 29%, 45%, and 26% of Comverse’s revenue, respectively, for the six months ended July 31, 2010.

During the three and six months ended July 31, 2011, Comverse’s revenue decreased in all three regions. The decrease in revenue in the Americas was primarily attributable to (i) significant revenue recognized due to customer acceptances in certain large-scale projects in the three and six months ended July 31, 2010, with no comparable customer acceptances in the three and six months ended July 31, 2011 and (ii) the implementation of Comverse’s strategy to pursue higher margin VAS projects which, as expected, led to lower revenue but resulted in greater project and product profitability. The decrease in revenue in EMEA was primarily attributable to a temporary suspension of a key project at the customer’s request. The decrease in revenue in APAC was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in the three and six months ended July 31, 2010, with no comparable customer acceptances in the three or six months ended July 31, 2011.

Foreign Currency Impact on Revenue

Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse’s revenue for the three and six months ended July 31, 2011 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the three months ended July 31, 2011 compared to the three months ended July 31, 2010 favorably impacted revenue by $5.8 million. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the six months ended July 31, 2011 compared to the six months ended July 31, 2010 favorably impacted revenue by $8.7 million.

Foreign Currency Impact on Costs

A significant portion of Comverse’s expenses, principally personnel-related costs, is incurred in new Israeli shekel (or NIS), whereas our functional currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of Comverse’s expenses in Israel. Comverse enters into foreign currency forward contracts to mitigate risk attributable to foreign currency exchange rate fluctuations.

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

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Cost of revenue was $111.8 million for the three months ended July 31, 2011, a decrease of $13.9 million, or 11.1%, compared to the three months ended July 31, 2010. The decrease was primarily attributable to:

•	an $11.3 million decrease in material costs and overhead primarily as a result of decreased revenue and decreases in provisions for contract loss and inventory obsolescence; and

•

a $5.3 million decrease in personnel-related cost primarily due to workforce reductions associated with restructuring initiatives. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $1.9 million for the three months ended July 31, 2011.

These decreases were partially offset by a $3.0 million increase in costs associated with customization of projects specified by customers for the three months ended July 31, 2011.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Cost of revenue was $220.3 million for the six months ended July 31, 2011, a decrease of $22.6 million, or 9.3%, compared to the six months ended July 31, 2010. The decrease was primarily attributable to:

•	a $17.9 million decrease in material costs and overhead primarily as a result of decreased revenue and decreases in provisions for contract loss and inventory obsolescence; and

•

a $10.1 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $3.8 million for the six months ended July 31, 2011.

These decreases were partially offset by a $6.4 million increase in costs associated with customization of projects specified by customers for the six months ended July 31, 2011.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Selling, general and administrative expenses were $34.5 million for the three months ended July 31, 2011, a decrease of $33.8 million, or 49.5%, compared to the three months ended July 31, 2010. The decrease was primarily attributable to:

•

a $22.3 million decrease in compliance-related professional fees due to a significant decline in such fees and the impact of a change in the percentage of allocation of compliance-related professional fees between CTI and Comverse. During the three months ended July 31, 2011, Comverse incurred compliance-related professional fees primarily in connection with the preparation of the 2010 Form 10-K (which was filed with the SEC on May 31, 2011), the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (which was filed with the SEC on June 22, 2011), and the Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 (which were filed with the SEC on July 28, 2011). Such fees were lower than the compliance-related professional fees incurred during the three months ended July 31, 2010 in connection with our efforts to complete adjustments to our historical financial statements and evaluations of the application of accounting principles generally accepted in the United States of America (or U.S. GAAP), which were ultimately concluded with the filing of the Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 (referred to as the Comprehensive Form 10-K) with the SEC on October 4, 2010;

•

a $6.2 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $1.0 million for the three months ended July 31, 2011;

•	a $2.8 million decrease in agent and employee sales commissions primarily due to a decrease in bookings;

•	a $1.1 million decrease in travel and entertainment expenses as a result of cost saving initiatives; and

•	a $1.1 million decrease in rent and utilities due to the closure of offices as part of restructuring initiatives implemented in the prior fiscal year.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Selling, general and administrative expenses were $90.6 million for the six months ended July 31, 2011, a decrease of $46.5 million, or 33.9%, compared to the six months ended July 31, 2010. The decrease was primarily attributable to:

•

a $29.9 million decrease in compliance-related professional fees due to a significant decline in such fees and the impact of a change in the percentage of allocation of compliance-related professional fees between CTI and Comverse. During the six months ended July 31, 2011, Comverse incurred compliance-related professional fees primarily in connection with the preparation of the 2010 Form 10-K (which was filed with the SEC on May 31, 2011), the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (which was filed with the SEC on June 22, 2011), and the Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 (which were filed with the SEC on July 28, 2011). Such fees were lower than the compliance-related professional fees incurred during the six months ended July 31, 2010 in connection with our efforts to complete adjustments to our historical financial statements and evaluations of the application of U.S. GAAP, which were ultimately concluded with the filing of the Comprehensive Form 10-K with the SEC on October 4, 2010;

•

an $11.3 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $1.6 million for the six months ended July 31, 2011;

•	a $2.9 million decrease in rent and utilities due to the closure of offices as part of restructuring initiatives implemented in the prior fiscal year; and

•	a $2.3 million decrease in travel and entertainment expenses as a result of cost saving initiatives.

Research and Development, Net

Research and development expenses primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content used in research and development activities.

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Research and development expenses, net were $23.0 million for the three months ended July 31, 2011, a decrease of $16.7 million, or 42.1%, compared to the three months ended July 31, 2010. The decrease was primarily attributable to:

•

a $12.2 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and reduced compensation levels. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $0.3 million for the three months ended July 31, 2011;

•	a $2.5 million decrease in allocated overhead costs relating to research and development due to a decrease in headcount; and

•	a $1.9 million decrease in contractors costs due to project completion and increased use of company employees in lieu of contractors as part of cost saving initiatives.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Research and development expenses, net were $48.7 million for the six months ended July 31, 2010, a decrease of $29.3 million, or 37.5%, compared to the six months ended July 31, 2010. The decrease was primarily attributable to:

•

a $20.9 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $0.8 million for the six months ended July 31, 2011;

•	a $4.9 million decrease in allocated overhead costs relating to research and development due to a decrease in headcount; and

•	a $3.6 million decrease in contractors costs due to project completion and increased use of company employees in lieu of contractors as part of cost saving initiatives.

Other Operating Expenses

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Other operating expenses were $2.0 million for the three months ended July 31, 2011, an increase of $0.9 million, or 92.5%, compared to the three months ended July 31, 2010.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Other operating expenses were $13.1 million for the six months ended July 31, 2011, an increase of $6.1 million, or 87.1%, compared to the six months ended July 31, 2010. The increase was attributable to increased restructuring charges due to the implementation of a second phase of restructuring measures at the Netcentrex business and the Phase II Business Transformation. For more information, see note 8 to the condensed consolidated financial statements included in this Quarterly Report.

Segment Performance

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Segment performance was $16.8 million for the three months ended July 31, 2011 based on segment revenue of $182.1 million, representing a segment performance margin of 9.2% as a percentage of segment revenue. Segment performance was $14.3 million for the three months ended July 31, 2010 based on segment revenue of $221.5 million, representing a segment performance margin of 6.4% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the decrease in segment expenses, partially offset by the decrease in segment revenue for the three months ended July 31, 2011 compared to the three months ended July 31, 2010.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Segment performance was $10.6 million for the six months ended July 31, 2011 based on segment revenue of $345.8 million, representing a segment performance margin of 3.1% as a percentage of segment revenue. Segment performance was a $10.6 million loss for the six months ended July 31, 2010 based on segment revenue of $398.1 million, representing a segment performance margin of (2.7)% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the decrease in segment expenses, partially offset by the decrease in segment revenue for the six months ended July 31, 2011 compared to the six months ended July 31, 2010.

Verint

	Verint
	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$194,959	$180,676	$14,283	7.9%	$371,291	$353,289	$18,002	5.1%
Intercompany revenue	—	—	—	N/M	—	—	—	N/M

Total revenue	194,959	180,676	14,283	7.9%	371,291	353,289	18,002	5.1%

Costs and expenses:
Cost of revenue	69,109	60,346	8,763	14.5%	124,458	118,153	6,305	5.3%
Intercompany purchases	—	—	—	N/M	—	—	—	N/M
Selling, general and administrative	77,632	74,482	3,150	4.2%	153,413	166,838	(13,425)	(8.0%)
Research and development, net	26,808	22,049	4,759	21.6%	53,176	48,481	4,695	9.7%

Total costs and expenses	173,549	156,877	16,672	10.6%	331,047	333,472	(2,425)	(0.7%)

Income from operations	$21,410	$23,799	$(2,389)	(10.0%)	$40,244	$19,817	$20,427	103.1%

Computation of segment performance:
Total revenue	$194,959	$180,676	$14,283	7.9%	$371,291	$353,289	$18,002	5.1%
Segment revenue adjustment	727	—	727	N/M	962	—	962	N/M

Segment revenue	$195,686	$180,676	$15,010	8.3%	$372,253	$353,289	$18,964	5.4%

Total costs and expenses	$173,549	$156,877	$16,672	10.6%	$331,047	$333,472	$(2,425)	(0.7%)

Segment expense adjustments:
Stock-based compensation expense	6,641	8,035	(1,394)	(17.3%)	14,191	26,005	(11,814)	(45.4%)
Amortization of acquisition-related intangibles	8,100	7,558	542	7.2%	16,296	15,130	1,166	7.7%
Compliance-related professional fees	17	6,067	(6,050)	(99.7%)	1,008	26,267	(25,259)	(96.2%)
Acquisition-related charges	2,820	324	2,496	N/M	5,194	831	4,363	N/M
Other	671	540	131	24.3%	2,006	553	1,453	262.7%

Segment expense adjustments	18,249	22,524	(4,275)	(19.0%)	38,695	68,786	(30,091)	(43.7%)

Segment expenses	155,300	134,353	20,947	15.6%	292,352	264,686	27,666	10.5%

Segment performance	$40,386	$46,323	$(5,937)	(12.8%)	$79,901	$88,603	$(8,702)	(9.8%)

Revenue

Verint’s product revenue consists of the sale of hardware and software products. Verint’s service and support revenue consists primarily of revenue from installation, consulting and training services and post-contract customer support.

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Product revenue was $100.4 million for the three months ended July 31, 2011, an increase of $7.3 million, or 7.9%, compared to the three months ended July 31, 2010. The increase was primarily attributable to an increase in product revenue related to Verint’s Workforce Optimization solutions due to the continued growth of Verint’s sales to new and existing customers. In addition, product revenue related to Verint’s Video Intelligence solutions increased primarily due to an increase in product deliveries to customers and recognition of revenue associated with the completion of an implementation of a project for a large customer during the three months ended July 31, 2011 compared to the three months ended July 31, 2010, partially offset by a reduction in revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several fiscal quarters or years due to the prior business practice of providing implied PCS to customers for which VSOE did not exist. These increases in product revenue were partially offset by a decrease in revenue related to Verint’s Communications Intelligence solutions due to recognition of revenue associated with a project for a large customer during the three months ended July 31, 2010, which did not recur in the three months ended July 31, 2011.

Service and support revenue was $94.5 million for the three months ended July 31, 2011, an increase of $7.0 million, or 8.0%, compared to the three months ended July 31, 2010. The increase was primarily attributable to an increase in service and support revenue related to Verint’s Workforce Optimization solutions principally due to an increase in its customer installed base and the related support revenue generated from this customer base. Verint continues to experience expansion of its implementation services revenue due to the growth in its professional services organization to meet the demands of its customer base. In addition, there was an increase in service and support revenue related to Verint’s Communications Intelligence solutions primarily due to an increase in its customer installed base and the related support revenue generated from this customer base, which resulted in an increase in service revenue during the three months ended July 31, 2011, compared to the three months ended July 31, 2010. These increases in service and support revenue were partially offset by a decrease in revenue related to Verint’s Video Intelligence solutions due to a reduction in revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several fiscal quarters or years due to the prior business practice of providing implied PCS to customers for which VSOE did not exist.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Product revenue was $183.7 million for the six months ended July 31, 2011, a decrease of $1.5 million, or 0.8%, compared to the six months ended July 31, 2010. The decrease was primarily attributable to a decline in product revenue related to Verint’s Workforce Optimization solutions due, in part, to stronger than expected product revenue in the three months ended January 31, 2011, which adversely impacted product revenue for the six months ended July 31, 2011. In addition, there was a decrease in product revenue related to Verint’s Communications Intelligence solutions due to an increase in projects requiring customized implementation services, some of which have a lower portion of the fee attributable to product revenue, during the six months ended July 31, 2011, compared to the six months ended July 31, 2010. These decreases in product revenue were partially offset by an increase in revenue related to Verint’s Video Intelligence solutions primarily due to an increase in product deliveries to customers and recognition of revenue associated with the completion of an implementation of a project for a large customer during the three months ended July 31, 2011, partially offset by a reduction in revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several fiscal quarters or years due to the prior business practice of providing implied PCS to customers for which VSOE did not exist.

Service and support revenue was $187.6 million for the six months ended July 31, 2011, an increase of $19.5 million, or 11.6%, compared to the six months ended July 31, 2010. The increase was primarily attributable to an increase in service and support revenue related to Verint’s Workforce Optimization solutions principally due to an increase in its customer installed base and the related support revenue generated from this customer base. Verint continues to experience expansion of its implementation services revenue due to the growth in its professional services organization to meet the demands of its customer base. In addition, there was an increase in service and support revenue related to Verint’s Communications Intelligence solutions primarily due to an increase in its customer installed base and the related support revenue generated from this customer base, and the progress realized during the six months ended July 31, 2011 on certain large projects some of which commenced in the previous fiscal year, which resulted in an increase in service revenue during the six months ended July 31, 2011, compared to the six months ended July 31, 2010. These increases in service and support revenue were partially offset by a decrease in revenue related to Verint’s Video Intelligence solutions due to a reduction in revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several fiscal quarters or years due to the prior business practice of providing implied PCS to customers for which VSOE did not exist.

Revenue by Geographic Region

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Revenue in the Americas, EMEA and APAC represented approximately 54%, 27%, and 19% of Verint’s total revenue, respectively, for the three months ended July 31, 2011 compared to approximately 54%, 25%, and 21%, respectively, for the three months ended July 31, 2010.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Revenue in the Americas, EMEA and APAC represented approximately 52%, 27%, and 21% of Verint’s total revenue, respectively, for the six months ended July 31, 2011 compared to approximately 54%, 25%, and 21%, respectively, for the six months ended July 31, 2010.

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

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Product cost of revenue was $35.9 million for the three months ended July 31, 2011, an increase of $3.8 million, or 11.9%, compared to the three months ended July 31, 2010. Verint’s overall product margins decreased slightly in the three months ended July 31, 2011 compared to the three months ended July 31, 2010, primarily as a result of higher profit margins on projects recognized in the three months ended July 31, 2010, compared to the three months ended July 31, 2011, partially offset by a favorable product mix. Product costs for the three months ended July 31, 2011 and 2010 included amortization of acquired technology of $2.7 million and $2.2 million, respectively.

Service cost of revenue was $33.2 million for the three months ended July 31, 2011, an increase of $5.0 million, or 17.5%, compared to three months ended July 31, 2010. The increase was primarily attributable to a $4.0 million increase in personnel-related costs due to an increase in employee headcount required to deliver the increased volume of implementation services. Verint’s overall service margins decreased in the three months ended July 31, 2011 compared to the three months ended July 31, 2010 due to the increase in employee headcount.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Product cost of revenue was $61.1 million for the six months ended July 31, 2011, a decrease of $0.1 million, or 0.1%, compared to the six months ended July 31, 2010. Verint’s overall product margins remained consistent for the six months ended July 31, 2011 and 2010. Product costs for the six months ended July 31, 2011 and 2010 included amortization of acquired technology of $5.3 million and $4.5 million, respectively.

Service cost of revenue was $63.4 million for the six months ended July 31, 2011, an increase of $6.4 million, or 11.2%, compared to the six months ended July 31, 2010. The increase was primarily attributable to a $6.5 million increase in personnel-related costs due to an increase in employee headcount required to deliver the increased volume of implementation services. Verint’s overall service and support margins remained consistent for the six months ended July 31, 2011 and 2010.

Selling, General and Administrative

Verint’s selling, general and administrative expenses consist primarily of personnel-related costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, other administrative expenses and amortization of other acquired intangible assets which consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Selling, general, and administrative expenses were $77.6 million for the three months ended July 31, 2011, an increase of $3.2 million, or 4.2%, compared to the three months ended July 31, 2010. The increase was primarily attributable to:

•	a $6.4 million increase in personnel-related costs and a $1.0 million increase in employee travel expenses, both of which, due to an increase in employee headcount; and

•	a $2.8 million increase in costs associated with business combinations, consisting primarily of legal and other professional fees.

These increases were partially offset by a $6.1 million decrease in compliance-related professional fees due to Verint becoming current in its periodic reporting obligations under the federal securities laws in June 2010.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Selling, general, and administrative expenses were $153.4 million for the six months ended July 31, 2011, a decrease of $13.4 million, or 8.0%, compared to the six months ended July 31, 2010. The decrease was primarily attributable to:

•	a $25.3 million decrease in compliance-related professional fees due to Verint becoming current in its periodic reporting obligations under the federal securities laws in June 2010; and

•

a $7.0 million decrease in stock-based compensation primarily due to the decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards during the six months ended July 31, 2011.

These decreases were partially offset by a $9.8 million increase in personnel-related costs, a $1.6 million increase in employee travel expenses, both of which, due to an increase in employee headcount and a $4.8 million increase in costs associated with business combinations, primarily due to a $1.8 million increase in the change in fair value of contingent consideration arrangements and a $2.5 million increase in legal and other professional fees, resulting principally from business combinations which closed after July 31, 2011.

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

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Research and development expenses, net were $26.8 million for the three months ended July 31, 2011, an increase of $4.8 million, or 21.6%, compared to the three months ended July 31, 2010. The increase was primarily attributable to a $3.6 million increase in personnel-related costs due to an increase in employee headcount as well as the impact of the weakening U.S. dollar against the NIS and Canadian dollar on research and development wages in Verint’s Israeli and Canadian research and development facilities, and a $0.4 million increase in contractor costs.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Research and development expenses, net were $53.2 million for the six months ended July 31, 2011, an increase of $4.7 million, or 9.7%, compared to the six months ended July 31, 2010. The increase was primarily attributable to a $5.7 million increase in personnel-related costs due to an increase in employee headcount as well as the impact of the weakening U.S. dollar against the NIS and Canadian dollar on research and development wages in Verint’s Israeli and Canadian research and development facilities, and a $0.6 million increase in contractor costs. These increases were partially offset by a $2.7 million decrease in stock-based compensation due to the decrease in the number of Verint’s research and development employees’ outstanding stock-based compensation arrangements accounted for as liability awards during the six months ended July 31, 2011 compared to the six months ended July 31, 2010.

Foreign Currency Effect on Operating Results

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. In the three months ended July 31, 2011 compared to the three months ended July 31, 2010, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint’s business resulted in increases in Verint’s revenue, cost of revenue and operating expenses on a dollar-denominated basis. Had foreign exchange rates remained constant in these periods, Verint’s revenue would have been approximately $8.0 million lower and its cost of revenue and operating expenses would have been approximately $6.9 million lower, which would have resulted in a decrease of approximately $1.1 million in income from operations for the three months ended July 31, 2011.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. In the six months ended July 31, 2011 compared to the six months ended July 31, 2010, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint’s business resulted in increases in revenue, cost of revenue and operating expenses on a dollar-denominated basis. Had foreign exchange rates remained constant in these periods, Verint’s revenues would have been approximately $10.7 million lower and its cost of revenue and operating expenses would have been approximately $10.2 million lower, which would have resulted in a minimal impact to income from operations for the six months ended July 31, 2011.

Segment Performance

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Segment performance was $40.4 million for the three months ended July 31, 2011 based on segment revenue of $195.7 million, representing a segment performance margin of 20.6% as a percentage of segment revenue. Segment performance was $46.3 million for the three months ended July 31, 2010 based on segment revenue of $180.7 million, representing a segment performance margin of 25.6% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses partially offset by an increase in segment revenue for the three months ended July 31, 2011 compared to the three months ended July 31, 2010.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Segment performance was $79.9 million for the six months ended July 31, 2011 based on segment revenue of $372.3 million, representing a segment performance margin of 21.5% as a percentage of segment revenue. Segment performance was $88.6 million for the six months ended July 31, 2010 based on segment revenue of $353.3 million, representing a segment performance margin of 25.1% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses partially offset by an increase in segment revenue for the six months ended July 31, 2011 compared to the six months ended July 31, 2010.

All Other

	All Other
	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$10,450	$8,513	$1,937	22.8%	$20,455	$16,792	$3,663	21.8%
Intercompany revenue	1,121	205	916	N/M	1,216	407	809	198.8%

Total revenue	11,571	8,718	2,853	32.7%	21,671	17,199	4,472	26.0%

Costs and expenses:
Cost of revenue	2,301	2,075	226	10.9%	4,521	3,861	660	17.1%
Intercompany purchases	947	472	475	100.6%	1,701	1,101	600	54.5%
Selling, general and administrative	25,561	28,542	(2,981)	(10.4%)	44,981	58,387	(13,406)	(23.0%)
Research and development, net	1,720	1,601	119	7.4%	4,045	3,716	329	8.9%
Other operating expenses	—	(150)	150	N/M	—	(150)	150	N/M

Total costs and expenses	30,529	32,540	(2,011)	(6.2%)	55,248	66,915	(11,667)	(17.4%)

Loss from operations	$(18,958)	$(23,822)	$4,864	(20.4%)	$(33,577)	$(49,716)	$16,139	(32.5%)

Computation of segment performance:
Total revenue	$11,571	$8,718	$2,853	32.7%	$21,671	$17,199	$4,472	26.0%
Segment revenue adjustment	—	—	—	N/M	—	—	—	N/M

Segment revenue	$11,571	$8,718	$2,853	32.7%	$21,671	$17,199	$4,472	26.0%

Total costs and expenses	$30,529	$32,540	$(2,011)	(6.2%)	$55,248	$66,915	$(11,667)	(17.4%)

Segment expense adjustments:
Stock-based compensation expense	674	2,420	(1,746)	(72.1%)	3,533	4,966	(1,433)	(28.9%)
Compliance-related professional fees	11,609	17,295	(5,686)	(32.9%)	17,406	35,946	(18,540)	(51.6%)
Compliance-related compensation and other expenses	—	5	(5)	N/M	—	5	(5)	N/M
Litigation settlements and related costs	4	15	(11)	(73.3%)	88	110	(22)	(20.0%)
Other	2,905	392	2,513	N/M	3,142	481	2,661	N/M

Segment expense adjustments	15,192	20,127	(4,935)	(24.5%)	24,169	41,508	(17,339)	(41.8%)

Segment expenses	15,337	12,413	2,924	23.6%	31,079	25,407	5,672	22.3%

Segment performance	$(3,766)	$(3,695)	$(71)	1.9%	$(9,408)	$(8,208)	$(1,200)	14.6%

Revenue

All Other revenue for the three and six months ended July 31, 2011 and 2010 was generated primarily by Starhome. Starhome’s product revenue consists of the sale of hardware and software products and professional services, including managed services and PCS.

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. All Other revenue was $10.5 million for the three months ended July 31, 2011, an increase of $1.9 million, or 22.8%, compared to the three months ended July 31, 2010. The increase was primarily due to increased revenue from Starhome.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. All Other revenue was $20.5 million for the six months ended July 31, 2011, an increase of $3.7 million, or 21.8%, compared to the six months ended July 31, 2010. The increase was primarily due to increased revenue from Starhome.

Cost of Revenue

Substantially all of the cost of revenue for the three and six months ended July 31, 2011 and 2010 was attributable to Starhome. Starhome’s cost of revenue primarily consists of material costs and personnel-related costs associated with the customization of products and providing maintenance and professional services.

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Cost of revenue was $2.3 million for the three months ended July 31, 2011, an increase of $0.2 million, or 10.9%, compared to the three months ended July 31, 2010, primarily attributable to the increase in Starhome’s revenue.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Cost of revenue was $4.5 million for the six months ended July 31, 2011, an increase of $0.7 million, or 17.1%, compared to the six months ended July 31, 2010, primarily attributable to the increase in Starhome’s revenue.

Selling, General and Administrative

Selling, general and administrative expenses include expenses incurred by Starhome, CTI’s holding company operations, and other insignificant subsidiaries.

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Selling, general and administrative expenses for the entire segment were $25.6 million for the three months ended July 31, 2011, a decrease of $3.0 million, or 10.4%, compared to the three months ended July 31, 2010. The decrease was primarily attributable to the decline of $5.7 million in compliance-related professional fees at CTI due to a significant decline in such fees partially offset by an increase resulting from the impact of a change in the percentage of allocation of compliance-related professional fees between CTI and Comverse. During the three months ended July 31, 2011, CTI incurred compliance-related professional fees primarily in connection with the preparation of the 2010 Form 10-K (which was filed with the SEC on May 31, 2011), the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (which was filed with the SEC on June 22, 2011), and the Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 (which were filed with the SEC on July 28, 2011). Such fees were lower than the compliance-related professional fees incurred during the three months ended July 31, 2010 in connection with our efforts to complete adjustments to our historical financial statements and evaluations of the application of U.S. GAAP, which were ultimately concluded with the filing of the Comprehensive Form 10-K with the SEC on October 4, 2010. In addition, stock-based compensation expenses at CTI decreased by $1.2 million for the three months ended July 31, 2011, as compared to the three months ended July 31, 2010. For the three months ended July 31, 2011 and 2010, selling, general and administrative expenses attributable to Starhome were $3.7 million and $4.1 million, respectively.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Selling, general and administrative expenses for the entire segment were $45.0 million for the six months ended July 31, 2011, a decrease of $13.4 million, or 23.0%, compared to the six months ended July 31, 2010. The decrease was primarily attributable to the decline of $18.5 million in compliance-related professional fees at CTI due to a significant decline in such fees partially offset by an increase resulting from the impact of a change in the percentage of allocation of compliance-related professional fees between CTI and Comverse. During the six months ended July 31, 2011, CTI incurred compliance-related professional fees primarily in connection with the preparation of the 2010 Form 10-K (which was filed with the SEC on May 31, 2011), the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (which was filed with the SEC on June 22, 2011), and the Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 (which were filed with the SEC on July 28, 2011). Such fees were lower than the compliance-related professional fees incurred during the six months ended July 31, 2010 in connection with our efforts to complete adjustments to our historical financial statements and evaluations of the application of U.S. GAAP, which were ultimately concluded with the filing of the Comprehensive Form 10-K with the SEC on October 4, 2010. For the six months ended July 31, 2011 and 2010, selling, general and administrative expenses attributable to Starhome were $7.6 million and $7.5 million, respectively.

Loss from Operations

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Loss from operations was $19.0 million for the three months ended July 31, 2011, a decrease in loss of $4.9 million, or 20.4%, compared to the three months ended July 31, 2010, due primarily to the reasons described above. For the three months ended July 31, 2011 and 2010, Starhome had income from operations of $2.9 million and $0.5 million, respectively.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Loss from operations was $33.6 million for the six months ended July 31, 2011, a decrease in loss of $16.1 million, or 32.5%, compared to the six months ended July 31, 2010, due primarily to the reasons described above. For the six months ended July 31, 2011 and 2010, Starhome had income from operations of $3.8 million and $1.0 million, respectively.

Segment Performance

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010. Segment performance was a $3.8 million loss for the three months ended July 31, 2011, an increase in loss of $0.1 million, or 1.9%, compared to the loss for the three months ended July 31, 2010. The increase in loss was attributable to an increase in segment expenses partially offset by an increase in segment revenue.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Segment performance was a $9.4 million loss for the six months ended July 31, 2011, an increase in loss of $1.2 million, or 14.6%, compared to the loss for the six months ended July 31, 2010. The increase in loss was attributable to an increase in segment expenses partially offset by an increase in segment revenue.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity historically have consisted of cash and cash equivalents, cash flows from operations, including changes in working capital, borrowings under term loans and revolving credit facilities, proceeds from the issuance of convertible debt obligations, the sale of investments and assets and receipt of dividends from subsidiaries. We believe that our future sources of liquidity will include cash and cash equivalents, proceeds from sales of investments, including ARS, new borrowings, cash generated from asset divestitures, or proceeds from the issuance of equity or debt securities.

During the six months ended July 31, 2011, our principal uses of liquidity were to fund operating expenses, make capital expenditures, repay indebtedness, service our debt obligations, make a cash payment under the consolidated shareholder class action settlement agreement, and pay significant professional fees and other expenses in connection with our efforts to become current in our periodic reporting obligations under the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting, through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. These expenses declined significantly in the six months ended July 31, 2011 compared to the six months ended July 31, 2010 and we expect these expenses to continue to decline significantly in subsequent fiscal periods as we continue to file timely periodic reports, improve internal controls and expand our financial reporting and analysis capabilities.

Financial Condition of CTI and Comverse

Cash and Cash Equivalents

As of July 31, 2011, CTI and Comverse had cash, cash equivalents, bank time deposits and restricted cash of approximately $374.2 million, compared to approximately $380.3 million as of April 30, 2011.

During the three months ended July 31, 2011, CTI and Comverse made the following significant disbursements:

•	$30.0 million paid by CTI in accordance with the terms of the consolidated shareholder class action;

•

approximately $22.3 million paid for professional fees primarily in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and, to a lesser extent, to remediate material weaknesses in internal control over financial reporting; and

•	approximately $3.0 million in restructuring payments, including workforce reduction initiatives at Comverse.

In addition, during the three months ended July 31, 2011, CTI’s holding company operations experienced negative cash flows from operations.

For the three months ended July 31, 2011, such reductions in cash and cash equivalents were partially offset primarily by:

•	approximately $25.3 million of proceeds received from sales and redemptions of ARS; and

•	approximately $3.3 million received in connection with the settlement of certain CTI claims against a third party.

In addition, during the three months ended July 31, 2011, Comverse had positive cash flows from operations.

Restricted Cash

Restricted cash aggregated $78.5 million and $69.0 million as of July 31, 2011 and April 30, 2011, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, pending tax judgments and proceeds received from sales and redemptions of ARS (including interest thereon) that are restricted under the terms of the consolidated shareholder class action settlement agreement. As of July 31, 2011 and April 30, 2011, CTI had $33.6 million and $34.0 million, respectively, of restricted cash received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the settlement agreement.

ARS

Cash, cash equivalents, bank time deposits and restricted cash excludes ARS. As of July 31, 2011 and April 30, 2011, CTI had $68.9 million and $94.2 million aggregate principal amount of ARS, respectively, with a carrying value on each such date of approximately $51.9 million and $72.4 million, respectively. As noted above, proceeds from sales and redemptions of ARS (including interest thereon) are restricted under the terms of the consolidated shareholder class action settlement agreement.

Liquidity Forecast

We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months. To further enhance the cash position of CTI and Comverse, we continue to evaluate capital raising alternatives.

Management’s current forecast is based upon a number of assumptions including, among others: improved operating performance of the Comverse segment due to, among other things, the implementation of the Phase II Business Transformation; continued reduced operating costs attributable to the first phase of Comverse’s restructuring plan; restricted cash and bank time deposits in amounts consistent with historical levels; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; reductions in compliance-related costs; sales or redemptions of substantially all of CTI’s remaining ARS for proceeds consistent with their carrying value as of July 31, 2011; and intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” of the 2010 Form 10-K materialize, CTI and Comverse may experience a shortfall in the cash required to support working capital needs.

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

Verint incurred significant professional fees and related expenses during the past several fiscal years, including the fiscal year ended January 31, 2011, in connection with its efforts to become current in its periodic reporting obligations under the federal securities laws. By July 2010, Verint filed with the SEC annual reports for all required fiscal years and quarterly reports for certain fiscal quarters for which it had not previously filed reports, resumed making timely periodic filings with the SEC, relisted its common stock on NASDAQ and resolved certain matters with the SEC. As a result, professional fees incurred by Verint during the six months ended July 31, 2011 declined significantly from those incurred during the six months ended July 31, 2010. Verint expects future professional fees and related expenses to continue to decline significantly from the amounts incurred during Verint’s filing delay period.

Sources of Liquidity

The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.

Cash Flows

Six Months Ended July 31, 2011 Compared to Six Months Ended July 31, 2010

	Six Months Ended July 31,
	2011	2010
	(Dollars in thousands)
Net cash used in operating activities	$(75,365)	$(158,609)
Net cash (used in) provided by investing activities	(9,998)	26,359
Net cash used in financing activities	(3,385)	(19,343)
Net cash provided by discontinued operations	—	53,179
Effects of exchange rates on cash and cash equivalents	8,048	(2,965)

Net decrease in cash and cash equivalents	(80,700)	(101,379)
Cash and cash equivalents, beginning of period including the cash of discontinued operations	581,390	574,872

Cash and cash equivalents, end of period including the cash of discontinued operations	500,690	473,493
Less cash and cash equivalents of discontinued operations at end of period	—	(66,821)

Cash and cash equivalents, end of period	$500,690	$406,672

Operating Cash Flows

Our operating cash flows vary significantly from period to period based on timing of collections of accounts receivable, receipts of deposits on work-in-process and achievement of milestones. During the six months ended July 31, 2011, we used net cash of $75.4 million for operating activities. Net cash used in operating activities was primarily attributable to:

•	a net loss for the six months ended July 31, 2011;

•	cash used to settle previously recognized accounts payable and accrued expenses;

•	a payment made under the settlement agreement of the consolidated shareholder class action; and

•	the recognition of deferred revenue for which the related deposits were previously received.

Such cash used in operating activities was partially offset by a decrease in deferred cost of revenue.

Investing Cash Flows

During the six months ended July 31, 2011, net cash used in investing activities was $10.0 million. Net cash used in investing activities was primarily attributable to (i) $13.1 million increase in restricted cash and bank time deposits (ii) $12.0 million of cash used for Verint’s acquisition of a business and payments of contingent consideration associated with business combinations consummated in prior periods and (iii) $11.2 million of cash used for capital expenditures, including capitalization of software development costs. These cash outflows were partially offset by proceeds of $25.8 million from sales and redemptions of investments.

Financing Cash Flows

During the six months ended July 31, 2011, net cash used in financing activities was $3.4 million. Net cash used in financing activities is primarily attributable to (i) $589.8 million of cash used to repay bank loans, long-term debt and other financing obligations, including the repayment of $583.2 million of outstanding borrowings under Verint’s prior facility, and (ii) $14.8 million of debt issuance costs incurred by Verint in connection with the new credit agreement. These were partially offset by $597.0 million of Verint’s borrowings under the new credit agreement representing $600.0 million of gross borrowings, net of a $3.0 million original issuance discount.

Effects of Exchange Rates on Cash and Cash Equivalents

The majority of our cash and cash equivalents are denominated in the U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound Sterling. For the six months ended July 31, 2011, the fluctuation in foreign currency exchange rates had a favorable impact of $8.0 million on cash and cash equivalents primarily due to the weakening of the U.S. dollar relative to the major foreign currencies we held during such period.

Liquidity of Investments

As of July 31, 2011 and January 31, 2011, the carrying amount of our ARS was $51.9 million and $72.4 million, respectively, and their principal amount was $68.9 million and $94.4 million, respectively. Since October 2009, the prices of many of our ARS have essentially stabilized and we recorded no other-than-temporary impairment charges for the six months ended July 31, 2011. We recorded other-than-temporary impairment charges of $0.4 million for the six months ended July 31, 2010. As of July 31, 2011 and January 31, 2011, all investments in ARS (all of which were held by CTI as of such date) were restricted as CTI was prohibited from using proceeds from sales of such ARS pursuant to the terms of the consolidated shareholder class action settlement agreement CTI entered into on December 16, 2009, as amended on June 19, 2010. For more information about these restrictions, see “—Restrictions on Use of ARS Sales Proceeds” and note 20 to the condensed consolidated financial statements included in this Quarterly Report.

On August 5, 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States of America to ‘AA+’ from ‘AAA’, and the outlook on its long-term rating is negative. In addition, the developments in Europe have created uncertainty with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations.

These conditions have adversely impacted financial markets and have created substantial volatility and uncertainty. To date, the declines in the market value of our ARS as a result of these events has not been significant. If, however, financial markets continue to be volatile, the value of our investment may continue to declines and such declines may be significant.

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

Restrictions on Use of ARS Sales Proceeds

As part of the settlement agreement of the consolidated shareholder class action, as amended, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI receives net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI is required to use $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement and, if CTI receives net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI is required to use an additional $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement. As of July 31, 2011 and January 31, 2011, CTI had $33.6 million and $33.4 million of restricted cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement apply, respectively. In May 2011, CTI used $30.0 million of such restricted cash to make the payment due under the terms of the settlement agreement. As a result of certain redemptions of ARS, through July 20, 2011, CTI had received cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million and, as a result, believes it is required to prepay $20.0 million of the remaining $112.5 million due under the settlement agreement on November 15, 2011 on or before October 18, 2011 (as $30.0 million of such net proceeds were used to fund the May 2011 payment). As of July 31, 2011 and January 31, 2011, CTI held $68.9 million and $94.4 million aggregate principal amount of ARS with a carrying value on each of such date of approximately $51.9 million and $72.4 million, respectively, to which such restrictions apply.

Indebtedness

Verint Credit Facilities

On May 25, 2007, Verint entered into a $675.0 million secured credit agreement (referred to as the prior facility) with a group of banks to fund a portion of the acquisition of Witness. The prior facility was comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit. The borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010.

On April 29, 2011, Verint entered into a credit agreement (referred to as the new credit agreement) with a group of lenders and Credit Suisse AG, as administrative agent and collateral agent for the lenders (referred to in such capacities as the agent), and terminated the prior facility.

The new credit agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (referred to as the new term loan facility) and a $170.0 million revolving credit facility maturing in April 2016 (referred to as the new revolving credit facility), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the new credit agreement. As of July 31, 2011, Verint had no outstanding borrowings under the new revolving credit facility.

The majority of the new term loan facility proceeds were used to repay all $583.2 million of outstanding term loan borrowings under the prior facility at the closing date of the new credit agreement. There were no outstanding borrowings under the prior revolving credit facility at the closing date.

The new credit agreement included an original issuance term loan facility discount of 0.50%, or $3.0 million, resulting in net term loan facility proceeds of $597.0 million. This discount is being amortized as interest expense over the term of the term loan facility using the effective interest method.

Loans under the new credit agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint’s election:

•

in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or if Verint’s corporate ratings are at least BB- Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the new credit agreement), and

•

in the case of base rate loans, the Base Rate plus 2.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better 2.00%). The “Base Rate” is the greatest of (i) the agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the new credit agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one month interest period plus 1.00%.

Verint incurred debt issuance costs of $14.8 million associated with the new credit agreement, which have been deferred and classified within “Other assets.” The deferred costs are being amortized as interest expense over the term of the new credit agreement. Deferred costs associated with the term loan facility were $10.2 million, and are being amortized using the effective interest method. Deferred costs associated with the revolving credit facility were $4.6 million and are being amortized on a straight-line basis.

At the closing date of the new credit agreement, there were $9.0 million of unamortized deferred costs associated with the prior facility. Upon termination of the prior facility and repayment of the prior term loan, $8.1 million of these fees were expensed as a loss on extinguishment of debt. The remaining $0.9 million of these fees were associated with lenders that provided commitments under both the new and the prior revolving credit facilities, which remained deferred and are being amortized over the term of the new credit agreement.

As of July 31, 2011, the interest rate on the new term loan facility was 4.50%. Including the impact of the 0.50% original issuance term loan facility discount and the deferred debt issuance costs, the effective interest rate on Verint’s new term loan facility was approximately 4.90% as of July 31, 2011.

Verint incurred interest expense on borrowings under its credit facilities of $6.9 million and $14.4 million during the six months ended July 31, 2011 and 2010, respectively. Verint also recorded $4.9 million and $10.3 million during the six months ended July 31, 2011 and 2010, respectively, for amortization of deferred debt issuance costs, which is reported within interest expense.

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

The new credit agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the new credit agreement precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The new credit agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated EBITDA (each as defined in the new credit agreement) leverage ratio until July 31, 2013 no greater than 5.00 to 1.00 and, thereafter, no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions. As of July 31, 2011, Verint was in compliance with such requirements. As of July 31, 2011, Verint’s consolidated leverage ratio was approximately 2.7 to 1.0 compared to a permitted consolidated leverage ratio of 5.0 to 1.0, and Verint’s EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by more than $80.0 million.

The new credit agreement also contains a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the lenders within certain periods after the end of each fiscal year and quarter.

The new credit agreement provides for customary events of default with corresponding grace periods, including failure to pay principal or interest under the new credit agreement when due, failure to comply with covenants, any representation or warranty made by Verint proving to be inaccurate in any material respect, defaults under certain other indebtedness of Verint or its subsidiaries, a change of control (as defined in the new credit agreement) of Verint, and certain insolvency or receivership events affecting Verint or its significant subsidiaries. Upon an event of default, all of Verint’s obligations under the new credit agreement may be declared immediately due and payable, and the lenders’ commitments to provide loans under the new credit agreement may be terminated.

Convertible Debt Obligations

As of July 31, 2011 and January 31, 2011, CTI had $2.2 million aggregate principal amount of outstanding convertible debt obligations (referred to as the Convertible Debt Obligations). The Convertible Debt Obligations are not secured by any of our assets and are not guaranteed by any of CTI’s subsidiaries.

Comverse Ltd. Lines of Credit

As of January 31, 2011, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $10.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances that Comverse Ltd. is required to maintain with the bank to $20.0 million. As of July 31, 2011 and January 31, 2011, Comverse Ltd. had utilized $16.8 million and $4.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

As of July 31, 2011 and January 31, 2011, Comverse Ltd. had an additional line of credit with a bank for $15.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2011, Comverse Ltd. had outstanding borrowings of $6.0 million under the line of credit which was repaid in full during the three months ended April 30, 2011. Accordingly, as of July 31, 2011, Comverse Ltd. had no outstanding borrowings under the line of credit. As of July 31, 2011 and January 31, 2011, Comverse Ltd. had utilized $5.1 million and $7.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified within the condensed consolidated balance sheets as “Restricted cash and bank time deposits” as of July 31, 2011 and January 31, 2011.

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

We expect to fund any cash payments we make under the settlement of the consolidated shareholder class action using cash on hand or, if insufficient, from proceeds of the sale of investments, including ARS and new borrowings, cash generated from asset divestitures or proceeds from the issuance of equity or debt securities. The consolidated shareholder class action settlement agreement includes restrictions on CTI’s ability to use proceeds from sales of ARS until the amounts payable under the settlement agreement are paid in full. For more information relating to our future payment obligations under the settlement agreement, see “—Restrictions on Use of ARS Sales Proceeds.”

Restructuring Initiatives

We review our business, manage costs and align resources with market demand and in conjunction with various acquisitions. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some charges.

Phase II Business Transformation

During the three months ended April 30, 2011, Comverse commenced and, during the three months ended July 31, 2011, continued, the implementation of the Phase II Business Transformation that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse is in the process of restructuring its operations into new business units (BSS, VAS, Mobile Internet and Global Services) that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leadership in VAS and implementing further cost savings through operational efficiencies and strategic focus. We are currently in the process of evaluating the implementation of certain measures as part of the Phase II Business Transformation which may result in additional charges and, accordingly, the total cost thereof cannot be currently estimated. In relation to the Phase II Business Transformation, we recorded severance-related costs of $6.1 million during the six months ended July 31, 2011 of which $5.8 million were paid during such fiscal period with the remaining cost of $0.3 million expected to be substantially paid by January 31, 2012.

Netcentrex 2010 Initiative

During the fiscal year ended January 31, 2011, Comverse’s management, as part of initiatives to improve focus on its core business and to maintain its ability to face intense competitive pressures in its markets, began pursuing a wind down of the Netcentrex business. In connection with the wind down, Comverse approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. As of July 31, 2011, the remaining amount for the first phase is $0.2 million.

During the six months ended on July 31, 2011, Comverse began the second phase of its Netcentrex restructuring plan. In relation to this second phase, we recorded severance-related costs of $7.3 million and paid $1.3 million of such costs during the six months ended on July 31, 2011. The remaining costs of $6.0 million relating to the Netcentrex second phase are expected to be substantially paid by January 31, 2012.

As an alternative to a wind down, management continues to evaluate restructuring and other strategic options for the Netcentrex business.

For future financial obligations relating to the Company’s restructuring initiatives, see note 8 to the condensed consolidated financial statements.

Guarantees and Restrictions on Access to Subsidiary Cash

Guarantees

We provide certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of July 31, 2011 and January 31, 2011, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $61.9 million as of July 31, 2011, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2016.

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

Investment in Verint Systems’ Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (referred to as the Securities Purchase Agreement), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (referred to as the preferred stock), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through July 31, 2011 and January 31, 2011, cumulative, undeclared dividends on the preferred stock were $52.3 million and $45.7 million, respectively. As of July 31, 2011 and January 31, 2011, the liquidation preference of the preferred stock was $345.3 million and $338.7 million, respectively.

Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of July 31, 2011 and January 31, 2011, the preferred stock could be converted into approximately 10.6 million and 10.4 million shares of Verint Systems’ common stock, respectively.

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

Contingent Payments Associated with Business Combinations

In connection with certain of Verint’s business combinations, Verint has agreed to make contingent cash payments to the former shareholders of the acquired companies based upon achievement of performance targets following the acquisition dates.

As of July 31, 2011, potential future cash payments under these arrangements aggregated $6.0 million, the estimated fair value of which was $2.4 million, of which $1.7 million is included within accrued expenses and other current liabilities, and $0.7 million is included within other liabilities. The performance periods associated with these potential payments extend through January 2014.

In August 2011, Verint completed two additional business combinations that include contingent cash consideration arrangements. See note 21 to the condensed consolidated financial statement included in this Quarterly Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 31, 2011, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2011. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

CONTRACTUAL OBLIGATIONS

Except for Verint’s entry into the new credit agreement, the termination of its prior facility and the contingent payments associated with Verint’s business acquisitions, there were no material changes in our contractual obligations or commercial commitments since January 31, 2011. For a more comprehensive discussion of our contractual obligations as of January 31, 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

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

Except for the changes to our critical accounting policies and estimates discussed below, we do not believe that there were any significant changes in our critical accounting policies and estimates during the six months ended July 31, 2011.

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

When we are unable to establish selling price of our non-software deliverables using VSOE or TPE, we use BESP in our allocation of arrangement consideration. BESP is a more subjective measure than either VSOE or TPE, and determining BESP requires significant judgment. We determine BESP for a product or service by considering multiple factors, including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and customer classes. For more information about our revenue recognition policies, see note 2 to the condensed financial statements included in this Quarterly Report.

RECENT ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED

For information related to recent accounting pronouncements to be implemented, see note 2 to the condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2010 Form 10-K, filed with the SEC on May 31, 2011, provides a detailed discussion of the market risks affecting our operations. As discussed below, Verint completed transactions which impacted our exposures to interest rate risk during the three months ended July 31, 2011. Other than the impact of these transactions, which are described below, we believe our exposure to these market risks did not materially change during the three months ended July 31, 2011.

Interest Rate Risk on our Debt

In April 2011, Verint entered into a new credit agreement and concurrently terminated its prior facility. For additional discussion, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities” and note 9 to the condensed consolidated financial statements included in this Quarterly Report.

Because the interest rates applicable to borrowings under the new credit agreement are variable, Verint is exposed to market risk from changes in the underlying index rates, which affect its cost of borrowing. The periodic interest rate on the new term loan facility is currently a function of several factors, most importantly the LIBO Rate and the applicable interest rate margin. However, borrowings are subject to a 1.25% LIBO Rate floor in the interest rate calculation, which currently reduces the likelihood of increases in the periodic interest rate, because current short-term LIBO Rates are well below 1.25%. Although the periodic interest rate may still fluctuate based upon Verint’s corporate ratings, which determine the interest rate margin, changes in short-term LIBO Rates will not impact the calculation unless those rates increase above 1.25%. Based upon Verint’s July 31, 2011 borrowings, for each 1% increase in the applicable LIBO Rate above 1.25%, annual interest payments would increase by approximately $6.0 million.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three months ended July 31, 2011. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2011, as we cannot conclude that the material weaknesses described in our 2010 Form 10-K have been remediated as of the date of this Quarterly Report.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the three months ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to implement remedial actions as outlined in Item 9A of our 2010 Form 10-K.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our legal proceedings, see note 20 to the condensed consolidated financial statements included in this Quarterly Report. Except as set forth below, there have been no material developments in the legal proceedings previously reported in our 2010 Form 10-K and our Quarterly Report on Form 10-Q for the period ended April 30, 2011.

On July 13, 2011, CTI entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding, which was initiated by the SEC in March 2010, pursuant to Section 12(j) of the Exchange Act, to revoke the registration of CTI’s common stock due to CTI’s previous failure to file certain periodic reports with the SEC. The terms of the agreement in principle were reflected in an Offer of Settlement made on July 26, 2011 and which is subject to approval by the SEC. Under the terms of the Offer of Settlement, the SEC’s Division of Enforcement will recommend that the SEC resolve the Section 12(j) administrative proceeding against CTI if CTI filed its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 by 5:30 p.m. EDT on September 9, 2011 (which reports were filed on July 28, 2011) and this Quarterly Report on a timely basis. CTI believes it has fulfilled its obligations under the Offer of Settlement. However, the Division of Enforcement, in its sole discretion, may determine that this Quarterly Report is not in accordance with the technical and substantive requirements for EDGAR documents, or not in accordance with the requirements of the Exchange Act or the rules and regulations thereunder. In such an event, the Division of Enforcement will inform CTI of the nature of the deficiencies within five business days from the date of filing this Quarterly Report. CTI will have until the fifth business day after the date of such notice to remedy the identified deficiencies in this Quarterly Report and resubmit such report. If, after CTI resubmits this Quarterly Report, the Division of Enforcement, in its sole discretion, determines that such report continues to contain deficiencies, the Division of Enforcement will notify the SEC, and the SEC will issue a non-appealable order, pursuant to Section 12(j) of the Exchange Act, to revoke the registration of CTI’s common stock. As a result of the agreement in principle, on July 13, 2011, a joint motion by CTI and the Division of Enforcement was filed with the SEC to cancel the oral argument scheduled for July 14, 2011 in the proceeding. For additional information, see note 20 to the condensed consolidated financial statements included in this Quarterly Report under the caption “SEC Civil Actions” and Item 1A, “Risk Factors” below.

ITEM 1A.	RISK FACTORS

Except as set forth below, there has been no material change to the risk factors previously reported in our 2010 Form 10-K.

If the SEC’s Division of Enforcement determines that this Quarterly Report is deficient and CTI fails to resubmit such report in accordance with the terms of the Offer of Settlement, the SEC will issue a non-appealable order to revoke the registration of CTI’s common stock. If a final order is issued, public trading in CTI’s common stock would cease.

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

As a result of CTI’s inability to become current in its periodic reporting obligations in accordance with the final judgment and court order by February 8, 2010, in March 2010 the SEC instituted an administrative proceeding, pursuant to Section 12(j) of the Exchange Act, to suspend or revoke the registration of CTI’s common stock. CTI made an Offer of Settlement on July 26, 2011 (which reflects the terms of an agreement in principle entered into with the Division of Enforcement of the SEC on July 13, 2011) to resolve the Section 12(j) administrative proceeding against CTI. Under the terms of the Offer of Settlement, which is subject to SEC approval, the Division of Enforcement will recommend that the SEC resolve the Section 12(j) administrative proceeding if CTI filed its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 by September 9, 2011 (which reports were filed on July 28, 2011) and this Quarterly Report on a timely basis. CTI believes it has fulfilled its obligations under the Offer of Settlement. However, the Division of Enforcement, in its sole discretion, may determine that this Quarterly Report is not in accordance with the technical and substantive requirements for EDGAR documents, or not in accordance with the requirements of the Exchange Act or the rules and regulations thereunder. In such an event, the Division of Enforcement will inform CTI of the nature of the deficiencies within five business days from the date of filing this Quarterly Report. CTI will have until the fifth business day after the date of such notice to remedy the identified deficiencies in this Quarterly Report and resubmit this Quarterly Report. If, after CTI resubmits this Quarterly Report, the Division of Enforcement, in its sole discretion, determines that such report continues to contain deficiencies, the Division of Enforcement will notify the SEC, and the SEC will issue a non-appealable order, pursuant to Section 12(j) of the Exchange Act, to revoke the registration of CTI’s common stock. If a final order is issued by the SEC to revoke the registration of CTI’s common stock, brokers, dealers and other market participants would be prohibited from buying, selling, making market in, publishing quotations of, or otherwise effecting transactions with respect to, such common stock and, as a result, public trading of CTI’s common stock would cease and investors would find it difficult to acquire or dispose of CTI’s common stock or obtain accurate price quotations for CTI’s common stock, which could result in a significant decline in the value of CTI’s common stock. In addition, our business may be adversely impacted due to, including, without limitation, concerns on the part of customers that may reduce their willingness to purchase our solutions and services, an adverse impact on CTI’s ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives. Also, revocation of the registration of CTI’s common stock would restrict CTI from using its common stock to make a significant payment under the consolidated shareholder class action settlement agreement thereby requiring CTI to make such payment in cash and adversely affecting our liquidity.

If the registration of CTI’s common stock is ultimately revoked, CTI intends to complete the necessary financial statements, file an appropriate registration statement with the SEC and seek to have it declared effective in order to resume the registration of such common stock under the Exchange Act as soon as practicable.

The downgrade of the U.S. credit rating and the sovereign debt crisis in Europe could have a material adverse effect on our business, financial condition and liquidity.

On August 2, 2011, Moody’s confirmed the U.S. government’s existing sovereign rating, but stated that the rating outlook is negative, and also on August 2, 2011, Fitch affirmed its existing sovereign rating of the U.S. government, but stated that the U.S. government’s rating is under review. On August 5, 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States to ‘AA+’ from ‘AAA’, and the outlook on its long-term rating is negative. In addition, the developments in Europe have created uncertainty with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations.

These conditions have adversely impacted financial markets and have created substantial volatility and uncertainty, and will likely continue to do so. These adverse market conditions resulted in declines in the value of certain of our investments, primarily our ARS. If financial markets continue to be volatile, the value of our investment may continue to decline and such declines may be significant. Significant declines in the value of our investments may have a material adverse effect on our liquidity and financial position.

In addition, these conditions have created uncertainty with respect to the gradual recovery of the global economy. During the weakness in the global economy, many of Comverse’s customers experienced significant declines in revenue and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of Comverse’s customers reduced their spending. This resulted in reduced demand for Comverse’s products, services and solutions, longer purchasing decisions and pricing pressures. If the recovery in the global economy is curtailed and market conditions worsen, our existing and potential customers could again reduce their spending, which, in turn, could reduce the demand for Comverse’s products and services.

This downgrade, any future downgrades, as well as the perceived creditworthiness of U.S. government-related obligations, could result in limited availability of credit and access to capital or increase the cost of capital, and adversely impact our ability to raise capital when needed on acceptable terms or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended July 31, 2011, CTI granted unregistered deferred stock unit (or DSU) awards to certain directors, executive officers and employees, as described below, in private placements in reliance on exemptions from the registration requirement of the Securities Act afforded by Section 4(2) thereof.

Grants of Deferred Stock Awards

Grants of DSU awards covering an aggregate of 120,000 shares of CTI’s common stock made to grantees based in Israel were made under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan. Grants of DSU awards covering an aggregate of 220,397 shares of CTI’s common stock made to all other grantees were made under the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan.

Unless otherwise noted:

•	each DSU award represents the right to receive shares of CTI’s common stock at the end of the applicable deferral period; and

•	delivery of shares in settlement of DSU awards will be made on the applicable vesting date, subject to accelerated vesting under certain circumstances.

New Hire Grants

On March 3, 2011, CTI’s Board of Directors approved the grant of two DSU awards covering an aggregate of 80,000 shares of CTI’s common stock to the Senior Vice President, Mobile Internet General Manager of Comverse upon the commencement of his employment on May 18, 2011. The DSU award covering 50,000 shares is scheduled to vest as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of May 18, 2011 and as to thirty percent (30%) on each of the second and third anniversaries of such date. The DSU award covering 30,000 shares is scheduled to vest as to one-third (1/3) on each of the first, second and third anniversaries of May 18, 2011.

On June 21, 2011, CTI granted two DSU awards covering an aggregate of 70,000 shares of CTI’s common stock to CTI’s Senior Vice President, Corporate Development and Financial Strategy. The DSU award covering 40,000 shares is scheduled to vest as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of June 6, 2011 and as to thirty percent (30%) on each of the second and third anniversaries of such date. The DSU award covering 30,000 shares is scheduled to vest as to one-third (1/3) on each of the first, second and third anniversaries of June 6, 2011.

Director and Executive Officer Grants

On July 27, 2011, CTI granted a DSU award covering 40,000 shares of CTI’s common stock to the Senior Vice President, Chief Operating Officer of Comverse. The award is scheduled to vest as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant.

In addition, on July 27, 2011, CTI granted a DSU award covering 140,397 shares of CTI’s common stock to its Chairman and Chief Executive Officer. The DSU award is scheduled to vest in its entirety on the first anniversary of the date of grant.

Employees

On July 27, 2011, CTI granted a DSU award covering 10,000 shares of CTI’s common stock to an employee. The award is scheduled to vest as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of the date of grant and as to thirty percent (30%) on each of the second and third anniversaries of the date of grant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

3.1*	By-Laws, as amended and restated on August 8, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on August 8, 2011).

3.2*	By-Laws, as amended and restated on September 7, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on September 8, 2011).

10.1*†	Amendment, dated July 27, 2011, to Letter Agreement, dated March 9, 2011, by and between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on July 29, 2011).

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101****	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Incorporated by reference.
**	Filed herewith.
***	This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
****	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMVERSE TECHNOLOGY, INC.

Dated: September 8, 2011	/s/ Charles J. Burdick
Charles J. Burdick Chief Executive Officer

Dated: September 8, 2011	/s/ Joel E. Legon
Joel E. Legon Senior Vice President and Interim Chief Financial Officer