Form 10-K/A
period 2011-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2011-10-05
CIK 803014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-35303

COMVERSE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

New York	13-3238402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Seventh Avenue New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-739-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No (As of the date of filing of this Amendment No. 1 on Form 10-K/A)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No (As of the date of filing of this Amendment No. 1 on Form 10-K/A)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

Comverse Technology, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended January 31, 2011, which was filed with the Securities and Exchange Commission on May 31, 2011 (the “Original Filing”), to include, as an exhibit, the consent of its independent registered public accounting firm. The cover page has also been updated to reflect, among other things, the subsequent filing of certain Quarterly Reports on Form 10-Q and the registration on The NASDAQ Stock Market LLC of the Registrant’s common stock pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended. No other part of the Original Filing is being amended hereby, and this amendment does not reflect other events that have occurred after the filing of the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report on Form 10-K/A:

(3)  Exhibits. See (b) below.

(b)	Exhibits

Exhibit No.	Exhibit Description

3	Articles of Incorporation and By-Laws:

3.1*	Certificate of Incorporation (incorporated by reference to Exhibit 3(1) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1987 filed on April 18, 1988).

3.2*	Certificate of Amendment of Certificate of Incorporation effective February 26, 1993 (incorporated by reference to Exhibit 3(A)(1) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1992 filed on March 31, 1993).

3.3*	Certificate of Amendment of Certificate of Incorporation effective January 12, 1995 (incorporated by reference to Exhibit 3(A)(2) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 filed on March 31, 1995).

3.4*	Certificate of Merger of Boston Technology, Inc. into Comverse Technology, Inc. dated January 14, 1998. (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

3.5*	Certificate of Amendment of Certificate of Incorporation dated October 18, 1999 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2000 filed on May 1, 2000).

3.6*	Certificate of Amendment of Certificate of Incorporation dated September 19, 2000 (incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2001 filed on April 30, 2001).

3.7*	Certificate of Change dated May 16, 2005. (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

3.8*	By-Laws, as amended and restated on March 10, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on March 15, 2010).

3.9*	By-Laws, as amended and restated on December 2, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 8, 2010).

3.10*	By-Laws, as amended and restated on February 25, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 28, 2011).

4	Instruments defining the rights of security holders including indentures:

4.1*	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10	Material contracts:

10.1*	Underwriting Agreement, dated as of January 10, 2011, by and among Verint Systems Inc., Comverse Technology, Inc. and Credit Suisse Securities (USA) LLC, acting on behalf of itself and as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on January 11, 2011).

10.2*	Agreement and Plan of Merger, dated as of October 12, 2010, by and among Utah Intermediate Holding Corporation, Utah Merger Corporation and Ulticom, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.3*	Share Purchase Agreement, dated as of October 12, 2010, by and among Comverse Technology, Inc., Utah Intermediate Holding Corporation and Utah Merger Corporation (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.4*	Voting and Support Agreement, dated as of October 12, 2010, by and among Comverse Technology, Inc., Utah Intermediate Holding Corporation and Utah Merger Corporation (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.5*	Agreement and Plan of Merger, dated as of February 11, 2007, among Verint Systems Inc., White Acquisition Corporation and Witness Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems Inc. on February 15, 2007).

10.6*	Securities Purchase Agreement, dated May 25, 2007, between Verint Systems Inc. and Comverse Technology, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2007).

10.7*	Registration Rights Agreement, dated as of May 25, 2007, by and between Verint Systems Inc. and Comverse Technology, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2007).

10.8*	Credit Agreement, dated as of May 25, 2007 among Verint Systems Inc., as Borrower, the Lenders as parties thereto and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on May 30, 2007).

10.9*	Amendment, Waiver, and Consent, dated April 27, 2010, to Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders, as parties thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on May 3, 2010).

10.10*	Amendment, dated as of July 27, 2010, to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010).

10.11*	Incremental Amendment and Joinder Agreement, dated as of July 30, 2010, relating to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010).

10.12*	Certificate of Designation of Verint Systems Inc. relating to the Series A Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems on May 30, 2007).

10.13*†	Form of Stock Option Agreement pertaining to shares of certain subsidiaries of Comverse Technology, Inc (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993 filed on March 29, 1994).

10.14*†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10(L) to the Registrant’s Registration Statement on Form S-1, under the Securities Act of 1933, Registration No. 33-9147 filed on September 29, 1986).

10.15*†	Form of Non-Incentive Stock Option Agreement (incorporated by reference to Exhibit EEE to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1987 filed on April 18, 1988).

10.16*†	Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 7, 2004).

10.17*†	Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans to its directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 3, 2005).

10.18*†	Form of Stock Option Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.19*†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2004 filed on April 14, 2004).

10.20*†	Form of Indemnification Agreement between Comverse Technology, Inc. and its Officers and Directors (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.21*†	Executive Severance Protection Plan, adopted as of November 11, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.22*†	Comverse Technology, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(19) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 filed on March 31, 1995).

10.23*†	Comverse Technology, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10(20) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 filed on March 28, 1996).

10.24*†	Comverse Technology, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10(21) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 filed on March 25, 1997).

10.25*†	Comverse Technology, Inc. 1997 Stock Incentive Compensation Plan (incorporated by reference to Annex IV to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held January 13, 1998 filed on December 1, 1997).

10.26*†	Comverse Technology, Inc. 1999 Stock Incentive Compensation Plan (incorporated by reference to Annex I to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held October 8, 1999 filed on September 7, 1999).

10.27*†	Comverse Technology, Inc. 2000 Stock Incentive Compensation Plan (incorporated by reference to Annex I to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held September 15, 2000 filed on May 11, 2001).

10.28*†	Comverse Technology, Inc. 2001 Stock Incentive Compensation Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held June 15, 2001 filed on May 11, 2001).

10.29*†	Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held June 15, 2004 filed on May 3, 2004).

10.30*†	Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed under the Securities Exchange Act of 1934 on June 20, 2005).

10.31*†	Boston Technology, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Boston Technology, Inc.’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed for the fiscal year ended January 31, 1994 filed on May 3, 1994).

10.32*†	Boston Technology, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit A to Boston Technology, Inc.’s Definitive Proxy Materials for Boston Technology, Inc.’s Annual Meeting of Shareholders held June 25, 1996 filed on May 16, 1997).

10.33*†	Deferred Stock Award Agreement, dated as of July 14, 2006, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on July 18, 2006).

10.34*†	Amendment, dated April 25, 2008, to Deferred Stock Award Agreement, dated as of July 14, 2006, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.35*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.36*†	Amendment, dated January 28, 2008, to Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.37*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.38*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.39*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.40*†	Employment and Severance Agreement, dated June 11, 2008, between Comverse Ltd. and Dror Bin (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.41*†	Deferred Stock Award Agreement, dated June 20, 2008, between Comverse Technology, Inc. and Dror Bin (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.42**†	Amendment to Employment Agreement, dated April 29, 2010, between Comverse Ltd. and Dror Bin.

10.43*†	Deferred Stock Award Agreement, dated April 21, 2009, between Comverse Technology, Inc. and Dror Bin (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.44*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.45*†	Deferred Stock Award Agreement, dated January 9, 2008, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.46*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.47*†	Deferred Stock Award Agreement, dated December 9, 2008, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.48*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.49*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.50*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.51*†	Amended and Restated Employment Agreement, dated December 2, 2008, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.52*†	Deferred Stock Award Agreement, dated May 2, 2007, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.53*†	Amendment, dated April 29, 2008, to Deferred Stock Award Agreement related to an April 30, 2007 award, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.54*†	Second Amendment, dated December 3, 2008, to Deferred Stock Award Agreement related to an April 30, 2007 award, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.55*†	Deferred Stock Award Agreement, dated May 2, 2007, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 4, 2007).

10.56*†	Deferred Stock Award Agreement, dated April 29, 2008, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.57*†	Deferred Stock Award Agreement, dated May 27, 2009, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.58*†	Deferred Stock Award Agreement, dated January 30, 2009, between Comverse Technology, Inc. and Robert Dubner (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.59*†	Employment Agreement, dated February 13, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.60*†	Confidentiality, Assignment of Inventions and Non-Competition Agreement, effective February 23, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.61*†	Deferred Stock Award Agreement, dated March 24, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.88 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.62*†	Employment, Non-Disclosure and Non-Competition Agreement, dated March 14, 2003, between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.63*†	Addendum of Terms for Transfer of Gabriel Matsliach, dated February 28, 2003, by and between Comverse, Inc. to Gabriel Matsliach (incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.64*†	Transfer Employment Letter Agreement, dated March 4, 2003, by and between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.65*†	Deferred Stock Award Agreement, dated May 16, 2008, by and between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.66*†	Deferred Stock Award Agreement, dated May 2, 2009, by and between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.67*†	Deferred Stock Award Agreement, dated September 26, 2009, between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.68*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.69*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.70*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement, dated December 5, 2007, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.107 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.71*†	Deferred Stock Award Agreement, dated December 15, 2008, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.108 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.72*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.109 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.73*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.110 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.74*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.111 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.75*†	Letter Agreement, dated May 22, 2007, among Comverse Technology, Inc. and Oliver Press Partners, LLC, Oliver Press Investors, LLC, Augustus K. Oliver and Clifford Press (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 29, 2007).

10.76*†	Deferred Stock Award Agreement, dated June 4, 2007, between Comverse Technology, Inc. and Augustus K. Oliver (incorporated by reference to Exhibit 10.113 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.77*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Augustus K. Oliver (incorporated by reference to Exhibit 10.114 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.78*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Augustus K. Oliver (incorporated by reference to Exhibit 10.115 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.79*†	Deferred Stock Award Agreement, dated June 11, 2007, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.116 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.80*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.117 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.81*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.118 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.82*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.119 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.83*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.125 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.84*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.126 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.85*†	Deferred Stock Award Agreement, dated December 7, 2008, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.127 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.86*†	Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.128 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.87*†	Amendment, dated December 2, 2008, to Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.129 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.88*†	Second Amendment, dated March 16, 2010, to Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.129(a) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.89*†	Deferred Stock Award Agreement, dated June 25, 2007, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.130 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.90*†	Amendment, dated April 29, 2008, to Deferred Stock Award Agreement related to a May 30, 2007 award, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.131 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.91*†	Second Amendment, dated December 4, 2008, to Deferred Stock Award Agreement related to a May 30, 2007 award, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.132 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.92*†	Deferred Stock Award Agreement, dated April 29, 2008, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.133 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.93*†	Deferred Stock Award Agreement, dated June 28, 2009, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.134 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.94*†	Employment Agreement, dated May 21, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 26, 2009).

10.95*†	Amendment, dated April 22, 2010, to Employment Agreement, dated May 21, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 23, 2010).

10.96*†	Deferred Stock Award Agreement, dated May 28, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.145 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.97*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.150 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.98*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.151 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.99*†	Amendment, dated June 9, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.152 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.100*†	Deferred Stock Award Agreement, dated December 9, 2008, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.153 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.101*†	Deferred Stock Award Agreement, dated December 2, 2009, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.159 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.102*†	Deferred Stock Award Agreement, dated December 14, 2009, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.160 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.103*†	Deferred Stock Award Agreement, dated December 10, 2009, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.161 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.104*†	Deferred Stock Award Agreement, dated December 20, 2009, between Comverse Technology, Inc. and Robert Dubner (incorporated by reference to Exhibit 10.162 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.105*†	Deferred Stock Award Agreement, dated December 21, 2009, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.163 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.106*†	Deferred Stock Award Agreement, dated December 11, 2009, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.164 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.107*†	Deferred Stock Award Agreement, dated December 14, 2009, between Comverse Technology, Inc. and Augustus Oliver (incorporated by reference to Exhibit 10.165 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.108*†	Deferred Stock Award Agreement, dated December 17, 2009, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.166 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.109*†	Deferred Stock Award Agreement, dated January 14, 2010, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.167 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.110*†	Deferred Stock Award Agreement, dated December 11, 2009, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.168 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.111*†	Deferred Stock Award Agreement, dated April 19, 2010, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.169 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.112*†	Deferred Stock Award Agreement, dated April 22, 2010, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.170 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.113*†	Deferred Stock Award Agreement, dated April 20, 2010, between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.171 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.114*†	Deferred Stock Award Agreement, dated April 21, 2010, between Comverse Technology, Inc. and Shefali Shah (incorporated by reference to Exhibit 10.172 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.115*†	Deferred Stock Award Agreement, dated April 15, 2010, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.173 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.116*†	Letter Agreement, dated June 1, 2010, between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 2, 2010).

10.117*†	Deferred Stock Award Agreement, dated June 6, 2010, between Comverse, Inc. and Dror Bin (incorporated by reference to Exhibit 10.179 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.118*	Registration Rights Agreement, dated as of January 31, 2002, between the Registrant and Verint System Inc. (formerly known as Comverse Infosys, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (Commission File No. 333-82300) effective on May 16, 2002) filed by Verint Systems Inc. on March 22, 2002).

10.119*†	Letter Agreement, dated October 12, 2010, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.146 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

10.120*†	Deferred Stock Award Agreement, dated November 8, 2010, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.147 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

10.121*†	Deferred Stock Award Agreement, dated October 20, 2010, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.148 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

10.122*†	Form of Deferred Stock Award Agreement evidencing grants of Deferred Stock Units to directors under the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.152 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

10.123*†	Separation and Consulting Agreement, dated February 25, 2011, by and between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 28, 2011).

10.124*†	Letter Agreement, dated March 9, 2011, by and between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on March 9, 2011).

10.125*†	Amendment to the Executive Employment and Severance Letter, dated March 30, 2011, by and between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 1, 2011).

10.126**†	Employment Letter, dated August 23, 2009, by and between Comverse, Inc. and Danna Rabin.

10.127**†	Employment, Non-Disclosure and Non-Competition Agreement, dated October 27, 2009, by and between Comverse, Inc. and Danna Rabin.

10.128**†	Letter Agreement, dated December 15, 2009, by and between Comverse, Inc. and Danna Rabin.

10.129**†	Letter Agreement, dated August 26, 2010, by and between Comverse, Inc. and Danna Rabin.

10.130**†	Amendment to Employment Letter, dated March 16, 2011, by and between Comverse, Inc. and Danna Rabin.

10.131**†	Employment Offer Letter, dated June 15, 2010, by and between Comverse Ltd. and Oded Golan.

10.132**†	Amendment to Employment Offer Letter, dated March 3, 2011, by and between Comverse, Ltd. and Oded Golan.

10.133**†	Employment Offer Letter Extension, dated March 15, 2011, by and between Comverse Ltd. and Oded Golan.

10.134**†	Employment Letter, dated March 6, 2011, by and between Comverse Ltd. and Aharon Levy.

10.135*	Credit Agreement dated as of April 29, 2011 among Verint Systems Inc., as Borrower, the Lenders and the Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems Inc. on May 2, 2011).

10.136**†	Employment Letter, dated March 8, 2011, by and between Comverse Ltd. and Amos Marom.

14.1*	Code of Business Conduct and Ethics, approved by the Board of Directors on April 17, 2008 (incorporated by reference to Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

21.1**	Subsidiaries of Registrant.

23.1***	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3***	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4***	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1****	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2****	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Corporate Governance Guidelines and Principles, adopted by the Registrant’s Board of Directors on December 2, 2010 (incorporated by reference to Exhibit 99.2 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

99.2**	Corporate Governance Guidelines and Principles, adopted by the Registrant’s Board of Directors on February 25, 2011.

99.3*	Notice of Pendency and Settlements of Shareholder Actions and of Settlement Hearing (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 7, 2010).

101.1*****	The following materials were previously furnished with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text, (vi) Financial Statement Schedule I and (vii) Financial Statement Schedule II.

*	Incorporated by reference.
**	Previously filed.
***	Filed herewith.
****	Previously furnished.
*****	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files previously furnished on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMVERSE TECHNOLOGY, INC.

October 5, 2011	By:	/s/ Charles J. Burdick
Charles J. Burdick Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3	Articles of Incorporation and By-Laws:

3.1*

Certificate of Incorporation (incorporated by reference to Exhibit 3(1) to the Registrant’s Annual Report on Form

10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1987 filed on April 18, 1988).

3.2*	Certificate of Amendment of Certificate of Incorporation effective February 26, 1993 (incorporated by reference to Exhibit 3(A)(1) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1992 filed on March 31, 1993).

3.3*	Certificate of Amendment of Certificate of Incorporation effective January 12, 1995 (incorporated by reference to Exhibit 3(A)(2) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 filed on March 31, 1995).

3.4*	Certificate of Merger of Boston Technology, Inc. into Comverse Technology, Inc. dated January 14, 1998. (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

3.5*	Certificate of Amendment of Certificate of Incorporation dated October 18, 1999 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2000 filed on May 1, 2000).

3.6*	Certificate of Amendment of Certificate of Incorporation dated September 19, 2000 (incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2001 filed on April 30, 2001).

3.7*	Certificate of Change dated May 16, 2005. (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

3.8*	By-Laws, as amended and restated on March 10, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on March 15, 2010).

3.9*	By-Laws, as amended and restated on December 2, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 8, 2010).

3.10*	By-Laws, as amended and restated on February 25, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 28, 2011).

4	Instruments defining the rights of security holders including indentures:

4.1*	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10	Material contracts:

10.1*	Underwriting Agreement, dated as of January 10, 2011, by and among Verint Systems Inc., Comverse Technology, Inc. and Credit Suisse Securities (USA) LLC, acting on behalf of itself and as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on January 11, 2011).

10.2*	Agreement and Plan of Merger, dated as of October 12, 2010, by and among Utah Intermediate Holding Corporation, Utah Merger Corporation and Ulticom, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.3*	Share Purchase Agreement, dated as of October 12, 2010, by and among Comverse Technology, Inc., Utah Intermediate Holding Corporation and Utah Merger Corporation (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.4*	Voting and Support Agreement, dated as of October 12, 2010, by and among Comverse Technology, Inc., Utah Intermediate Holding Corporation and Utah Merger Corporation (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 12, 2010).

10.5*	Agreement and Plan of Merger, dated as of February 11, 2007, among Verint Systems Inc., White Acquisition Corporation and Witness Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems Inc. on February 15, 2007).

10.6*	Securities Purchase Agreement, dated May 25, 2007, between Verint Systems Inc. and Comverse Technology, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2007).

10.7*	Registration Rights Agreement, dated as of May 25, 2007, by and between Verint Systems Inc. and Comverse Technology, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2007).

10.8*	Credit Agreement, dated as of May 25, 2007 among Verint Systems Inc., as Borrower, the Lenders as parties thereto and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on May 30, 2007).

10.9*	Amendment, Waiver, and Consent, dated April 27, 2010, to Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders, as parties thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on May 3, 2010).

10.10*	Amendment, dated as of July 27, 2010, to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010).

10.11*	Incremental Amendment and Joinder Agreement, dated as of July 30, 2010, relating to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010).

10.12*	Certificate of Designation of Verint Systems Inc. relating to the Series A Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems on May 30, 2007).

10.13*†	Form of Stock Option Agreement pertaining to shares of certain subsidiaries of Comverse Technology, Inc (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993 filed on March 29, 1994).

10.14*†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10(L) to the Registrant’s Registration Statement on Form S-1, under the Securities Act of 1933, Registration No. 33-9147 filed on September 29, 1986).

10.15*†	Form of Non-Incentive Stock Option Agreement (incorporated by reference to Exhibit EEE to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1987 filed on April 18, 1988).

10.16*†	Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 7, 2004).

10.17*†	Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans to its directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 3, 2005).

10.18*†	Form of Stock Option Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.19*†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2004 filed on April 14, 2004).

10.20*†	Form of Indemnification Agreement between Comverse Technology, Inc. and its Officers and Directors (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.21*†	Executive Severance Protection Plan, adopted as of November 11, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.22*†	Comverse Technology, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(19) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 filed on March 31, 1995).

10.23*†	Comverse Technology, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10(20) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 filed on March 28, 1996).

10.24*†	Comverse Technology, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10(21) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 filed on March 25, 1997).

10.25*†	Comverse Technology, Inc. 1997 Stock Incentive Compensation Plan (incorporated by reference to Annex IV to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held January 13, 1998 filed on December 1, 1997).

10.26*†	Comverse Technology, Inc. 1999 Stock Incentive Compensation Plan (incorporated by reference to Annex I to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held October 8, 1999 filed on September 7, 1999).

10.27*†	Comverse Technology, Inc. 2000 Stock Incentive Compensation Plan (incorporated by reference to Annex I to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held September 15, 2000 filed on May 11, 2001).

10.28*†	Comverse Technology, Inc. 2001 Stock Incentive Compensation Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held June 15, 2001 filed on May 11, 2001).

10.29*†	Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held June 15, 2004 filed on May 3, 2004).

10.30*†	Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed under the Securities Exchange Act of 1934 on June 20, 2005).

10.31*†	Boston Technology, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Boston Technology, Inc.’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed for the fiscal year ended January 31, 1994 filed on May 3, 1994).

10.32*†	Boston Technology, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit A to Boston Technology, Inc.’s Definitive Proxy Materials for Boston Technology, Inc.’s Annual Meeting of Shareholders held June 25, 1996 filed on May 16, 1997).

10.33*†	Deferred Stock Award Agreement, dated as of July 14, 2006, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on July 18, 2006).

10.34*†	Amendment, dated April 25, 2008, to Deferred Stock Award Agreement, dated as of July 14, 2006, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.35*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.36*†	Amendment, dated January 28, 2008, to Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.37*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.38*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.39*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.40*†	Employment and Severance Agreement, dated June 11, 2008, between Comverse Ltd. and Dror Bin (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.41*†	Deferred Stock Award Agreement, dated June 20, 2008, between Comverse Technology, Inc. and Dror Bin (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.42**†	Amendment to Employment Agreement, dated April 29, 2010, between Comverse Ltd. and Dror Bin.

10.43*†	Deferred Stock Award Agreement, dated April 21, 2009, between Comverse Technology, Inc. and Dror Bin (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.44*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.45*†	Deferred Stock Award Agreement, dated January 9, 2008, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.46*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.47*†	Deferred Stock Award Agreement, dated December 9, 2008, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.48*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.49*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.50*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.51*†	Amended and Restated Employment Agreement, dated December 2, 2008, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.52*†	Deferred Stock Award Agreement, dated May 2, 2007, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.53*†	Amendment, dated April 29, 2008, to Deferred Stock Award Agreement related to an April 30, 2007 award, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.54*†	Second Amendment, dated December 3, 2008, to Deferred Stock Award Agreement related to an April 30, 2007 award, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.55*†	Deferred Stock Award Agreement, dated May 2, 2007, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 4, 2007).

10.56*†	Deferred Stock Award Agreement, dated April 29, 2008, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.57*†	Deferred Stock Award Agreement, dated May 27, 2009, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.58*†	Deferred Stock Award Agreement, dated January 30, 2009, between Comverse Technology, Inc. and Robert Dubner (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.59*†	Employment Agreement, dated February 13, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.60*†	Confidentiality, Assignment of Inventions and Non-Competition Agreement, effective February 23, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.61*†	Deferred Stock Award Agreement, dated March 24, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.88 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.62*†	Employment, Non-Disclosure and Non-Competition Agreement, dated March 14, 2003, between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.63*†	Addendum of Terms for Transfer of Gabriel Matsliach, dated February 28, 2003, by and between Comverse, Inc. to Gabriel Matsliach (incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.64*†	Transfer Employment Letter Agreement, dated March 4, 2003, by and between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.65*†	Deferred Stock Award Agreement, dated May 16, 2008, by and between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.66*†	Deferred Stock Award Agreement, dated May 2, 2009, by and between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.67*†	Deferred Stock Award Agreement, dated September 26, 2009, between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.68*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.69*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.70*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement, dated December 5, 2007, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.107 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.71*†	Deferred Stock Award Agreement, dated December 15, 2008, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.108 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.72*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.109 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.73*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.110 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.74*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.111 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.75*†	Letter Agreement, dated May 22, 2007, among Comverse Technology, Inc. and Oliver Press Partners, LLC, Oliver Press Investors, LLC, Augustus K. Oliver and Clifford Press (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 29, 2007).

10.76*†	Deferred Stock Award Agreement, dated June 4, 2007, between Comverse Technology, Inc. and Augustus K. Oliver (incorporated by reference to Exhibit 10.113 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.77*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Augustus K. Oliver (incorporated by reference to Exhibit 10.114 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.78*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and Augustus K. Oliver (incorporated by reference to Exhibit 10.115 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.79*†	Deferred Stock Award Agreement, dated June 11, 2007, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.116 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.80*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.117 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.81*†	Amendment, dated May 30, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.118 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.82*†	Deferred Stock Award Agreement, dated December 8, 2008, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.119 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.83*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.125 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.84*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.126 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.85*†	Deferred Stock Award Agreement, dated December 7, 2008, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.127 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.86*†	Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.128 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.87*†	Amendment, dated December 2, 2008, to Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.129 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.88*†	Second Amendment, dated March 16, 2010, to Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.129(a) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.89*†	Deferred Stock Award Agreement, dated June 25, 2007, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.130 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.90*†	Amendment, dated April 29, 2008, to Deferred Stock Award Agreement related to a May 30, 2007 award, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.131 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.91*†	Second Amendment, dated December 4, 2008, to Deferred Stock Award Agreement related to a May 30, 2007 award, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.132 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.92*†	Deferred Stock Award Agreement, dated April 29, 2008, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.133 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.93*†	Deferred Stock Award Agreement, dated June 28, 2009, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.134 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.94*†	Employment Agreement, dated May 21, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 26, 2009).

10.95*†	Amendment, dated April 22, 2010, to Employment Agreement, dated May 21, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 23, 2010).

10.96*†	Deferred Stock Award Agreement, dated May 28, 2009, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.145 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.97*†	Deferred Stock Award Agreement, dated March 28, 2007, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.150 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.98*†	Deferred Stock Award Agreement, dated January 2, 2008, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.151 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.99*†	Amendment, dated June 9, 2008, to Deferred Stock Award Agreement related to a December 5, 2007 award, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.152 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.100*†	Deferred Stock Award Agreement, dated December 9, 2008, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.153 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.101*†	Deferred Stock Award Agreement, dated December 2, 2009, between Comverse Technology, Inc. and Raz Alon (incorporated by reference to Exhibit 10.159 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.102*†	Deferred Stock Award Agreement, dated December 14, 2009, between Comverse Technology, Inc. and Susan Bowick (incorporated by reference to Exhibit 10.160 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.103*†	Deferred Stock Award Agreement, dated December 10, 2009, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.161 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.104*†	Deferred Stock Award Agreement, dated December 20, 2009, between Comverse Technology, Inc. and Robert Dubner (incorporated by reference to Exhibit 10.162 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.105*†	Deferred Stock Award Agreement, dated December 21, 2009, between Comverse Technology, Inc. and Richard Nottenburg (incorporated by reference to Exhibit 10.163 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.106*†	Deferred Stock Award Agreement, dated December 11, 2009, between Comverse Technology, Inc. and Joseph O’Donnell (incorporated by reference to Exhibit 10.164 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.107*†	Deferred Stock Award Agreement, dated December 14, 2009, between Comverse Technology, Inc. and Augustus Oliver (incorporated by reference to Exhibit 10.165 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.108*†	Deferred Stock Award Agreement, dated December 17, 2009, between Comverse Technology, Inc. and A. Alexander Porter (incorporated by reference to Exhibit 10.166 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.109*†	Deferred Stock Award Agreement, dated January 14, 2010, between Comverse Technology, Inc. and Theodore Schell (incorporated by reference to Exhibit 10.167 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.110*†	Deferred Stock Award Agreement, dated December 11, 2009, between Comverse Technology, Inc. and Mark Terrell (incorporated by reference to Exhibit 10.168 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.111*†	Deferred Stock Award Agreement, dated April 19, 2010, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.169 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.112*†	Deferred Stock Award Agreement, dated April 22, 2010, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.170 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.113*†	Deferred Stock Award Agreement, dated April 20, 2010, between Comverse Technology, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.171 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.114*†	Deferred Stock Award Agreement, dated April 21, 2010, between Comverse Technology, Inc. and Shefali Shah (incorporated by reference to Exhibit 10.172 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.115*†	Deferred Stock Award Agreement, dated April 15, 2010, between Comverse Technology, Inc. and Stephen M. Swad (incorporated by reference to Exhibit 10.173 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.116*†	Letter Agreement, dated June 1, 2010, between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 2, 2010).

10.117*†	Deferred Stock Award Agreement, dated June 6, 2010, between Comverse, Inc. and Dror Bin (incorporated by reference to Exhibit 10.179 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

10.118*	Registration Rights Agreement, dated as of January 31, 2002, between the Registrant and Verint System Inc. (formerly known as Comverse Infosys, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (Commission File No. 333-82300) effective on May 16, 2002) filed by Verint Systems Inc. on March 22, 2002).

10.119*†	Letter Agreement, dated October 12, 2010, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.146 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

10.120*†	Deferred Stock Award Agreement, dated November 8, 2010, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.147 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

10.121*†	Deferred Stock Award Agreement, dated October 20, 2010, between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.148 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

10.122*†	Form of Deferred Stock Award Agreement evidencing grants of Deferred Stock Units to directors under the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.152 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

10.123*†	Separation and Consulting Agreement, dated February 25, 2011, by and between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 28, 2011).

10.124*†	Letter Agreement, dated March 9, 2011, by and between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on March 9, 2011).

10.125*†	Amendment to the Executive Employment and Severance Letter, dated March 30, 2011, by and between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 1, 2011).

10.126**†	Employment Letter, dated August 23, 2009, by and between Comverse, Inc. and Danna Rabin.

10.127**†	Employment, Non-Disclosure and Non-Competition Agreement, dated October 27, 2009, by and between Comverse, Inc. and Danna Rabin.

10.128**†	Letter Agreement, dated December 15, 2009, by and between Comverse, Inc. and Danna Rabin.

10.129**†	Letter Agreement, dated August 26, 2010, by and between Comverse, Inc. and Danna Rabin.

10.130**†	Amendment to Employment Letter, dated March 16, 2011, by and between Comverse, Inc. and Danna Rabin.

10.131**†	Employment Offer Letter, dated June 15, 2010, by and between Comverse Ltd. and Oded Golan.

10.132**†	Amendment to Employment Offer Letter, dated March 3, 2011, by and between Comverse, Ltd. and Oded Golan.

10.133**†	Employment Offer Letter Extension, dated March 15, 2011, by and between Comverse Ltd. and Oded Golan.

10.134**†	Employment Letter, dated March 6, 2011, by and between Comverse Ltd. and Aharon Levy.

10.135*	Credit Agreement dated as of April 29, 2011 among Verint Systems Inc., as Borrower, the Lenders and the Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems Inc. on May 2, 2011).

10.136**†	Employment Letter, dated March 8, 2011, by and between Comverse Ltd. and Amos Marom.

14.1*	Code of Business Conduct and Ethics, approved by the Board of Directors on April 17, 2008 (incorporated by reference to Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010).

21.1**	Subsidiaries of Registrant.

23.1***	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3***	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4***	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1****	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2****	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Corporate Governance Guidelines and Principles, adopted by the Registrant’s Board of Directors on December 2, 2010 (incorporated by reference to Exhibit 99.2 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011).

99.2**	Corporate Governance Guidelines and Principles, adopted by the Registrant’s Board of Directors on February 25, 2011.

99.3*	Notice of Pendency and Settlements of Shareholder Actions and of Settlement Hearing (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 7, 2010).

101.1*****	The following materials were previously furnished with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text, (vi) Financial Statement Schedule I and (vii) Financial Statement Schedule II.

*	Incorporated by reference.
**	Previously filed.
***	Filed herewith.
****	Previously furnished.
*****	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files previously furnished on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Constitutes a management contract or compensatory plan or arrangement.

