Form 10-Q
period 2011-10-31
COMVERSE TECHNOLOGY INC/NY/
filed 2011-12-12
CIK 803014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMVERSE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

New York	001-35303	13-3238402
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

There were 209,216,315 shares of the registrant’s common stock outstanding on November 15, 2011.

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

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (or Platinum Equity) on December 3, 2010 (referred to as the Ulticom Sale). Ulticom was a reportable segment prior to its sale. As a result of the Ulticom Sale, the results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in our condensed consolidated statements of operations for the three and nine months ended October 31, 2010. See note 15 to the condensed consolidated financial statements included in this Quarterly Report.

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

•

the review of the periodic reports of CTI and Verint Systems (including, but not limited to this Quarterly Report) by the staff of the Securities and Exchange Commission (or the SEC) could result in amendments to our and Verint Systems’ financial information or other disclosures;

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

•	we may need to recognize further impairment of intangible assets or financial assets and goodwill;

•

the effects of any potential decline or weakness in the global economy (due to among other things, the downgrade of the U.S. credit rating and European sovereign debt crisis) on the telecommunications industry, which may result in reduced information technology spending and reduced demand for our subsidiaries’ products and services;

i

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

•

our subsidiaries’ inability to maintain relationships with value-added resellers, systems integrators and other third parties that market and sell their products could adversely impact our financial condition and results of operations;

•

third parties’ infringement of our subsidiaries’ proprietary technology and the infringement by our subsidiaries of the intellectual property of third parties, including through the use of free or open source software;

•	risks of certain contractual obligations of our subsidiaries exposing them to uncapped or other significant liabilities;

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

•

potential decline in the price of CTI’s common stock in the event of sales of a significant number of shares by shareholders who received shares as part of a class action settlement and by holders of securities awarded under CTI’s equity incentive plans;

•

risks associated with Verint’s significant leverage resulting from its current debt position, including Verint’s ability to maintain compliance with the leverage ratio covenant under its credit facility;

ii

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

The risks and uncertainties discussed above, as well as others, are discussed in greater detail in Item 1A, “Risk Factors,” of the 2010 Form 10-K, in Part II, Item 1A, “Risk Factors,” of the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011 and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The documents and reports we file with the SEC are available through CTI, or its website, www.cmvt.com, or through the SEC’s Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. CTI undertakes no commitment to update or revise any forward-looking statements except as required by law.

iii

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	October 31, 2011	January 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$421,346	$581,390
Restricted cash and bank time deposits	60,070	73,117
Auction rate securities	50,259	72,441
Accounts receivable, net of allowance of $8,939 and $13,237, respectively	314,246	319,628
Inventories, net	53,883	66,612
Deferred cost of revenue	36,540	51,470
Deferred income taxes	41,956	39,644
Prepaid expenses and other current assets	96,712	91,760

Total current assets	1,075,012	1,296,062
Property and equipment, net	77,054	66,843
Goodwill	1,046,549	967,224
Intangible assets, net	216,317	196,460
Deferred cost of revenue	141,273	158,703
Deferred income taxes	18,010	20,766
Other assets	107,001	107,864

Total assets	$2,681,216	$2,813,922

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$381,003	$401,940
Convertible debt obligations	2,195	2,195
Deferred revenue	496,675	559,873
Deferred income taxes	13,596	13,661
Bank loans	6,208	6,000
Litigation settlements	101,030	146,150
Income taxes payable	11,858	11,486
Other current liabilities	44,377	50,280

Total current liabilities	1,056,942	1,191,585
Bank loans	592,695	583,234
Deferred revenue	260,425	270,934
Deferred income taxes	59,795	52,953
Other long-term liabilities	246,993	229,329

Total liabilities	2,216,850	2,328,035

Commitments and contingencies

Equity:
Comverse Technology, Inc. shareholders’ equity:
Common stock, $0.10 par value - authorized, 600,000,000 shares; issued 207,096,791 and 204,937,882 shares, respectively; outstanding, 206,055,795 and 204,533,916 shares, respectively	20,710	20,494
Treasury stock, at cost, 1,040,996 and 403,966 shares, respectively	(7,803)	(3,484)
Additional paid-in capital	2,112,780	2,088,717
Accumulated deficit	(1,770,840)	(1,707,638)
Accumulated other comprehensive income	10,094	14,919

Total Comverse Technology, Inc. shareholders’ equity	364,941	413,008
Noncontrolling interest	99,425	72,879

Total equity	464,366	485,887

Total liabilities and equity	$2,681,216	$2,813,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Revenue:
Product revenue	$203,587	$176,933	$511,524	$525,464
Service revenue	249,491	248,527	677,418	667,126

Total revenue	453,078	425,460	1,188,942	1,192,590

Costs and expenses:
Product costs	85,326	60,397	207,024	201,034
Service costs	130,670	110,807	358,241	334,632
Selling, general and administrative	142,466	163,444	431,435	525,824
Research and development, net	55,768	63,060	161,706	193,264
Other operating expenses (income):
Litigation settlements	4,880	(17,350)	4,880	(17,500)
Restructuring charges	1,838	21,800	14,888	28,776

Total costs and expenses	420,948	402,158	1,178,174	1,266,030

Income (loss) from operations	32,130	23,302	10,768	(73,440)

Interest income	826	833	3,493	2,835
Interest expense	(8,192)	(9,020)	(25,325)	(21,241)
Loss on extinguishment of debt	—	—	(8,136)	—
Other (expense) income, net	(4,144)	1,563	8,253	7,178

Income (loss) before income tax benefit (provision)	20,620	16,678	(10,947)	(84,668)

Income tax benefit (provision)	21,647	(47,237)	(35,793)	(49,463)

Net income (loss) from continuing operations	42,267	(30,559)	(46,740)	(134,131)

Loss from discontinued operations, net of tax	—	(947)	—	(4,000)

Net income (loss)	42,267	(31,506)	(46,740)	(138,131)

Less: Net income attributable to noncontrolling interest	(6,577)	(10,197)	(16,462)	(9,620)

Net income (loss) attributable to Comverse Technology, Inc.	$35,690	$(41,703)	$(63,202)	$(147,751)

Weighted average common shares outstanding:
Basic	205,886,126	205,264,632	205,890,586	205,134,765

Diluted	206,729,005	205,264,632	205,890,586	205,134,765

Earnings (loss) per share attributable to Comverse Technology, Inc.’s shareholders:
Basic earnings (loss) per share
Continuing operations	$0.17	$(0.20)	$(0.31)	$(0.71)
Discontinued operations	—	(0.00)	—	(0.01)

Basic earnings (loss) per share	$0.17	$(0.20)	$(0.31)	$(0.72)

Diluted earnings (loss) per share
Continuing operations	$0.17	$(0.21)	$(0.31)	$(0.71)
Discontinued operations	—	(0.00)	—	(0.01)

Diluted earnings (loss) per share	$0.17	$(0.21)	$(0.31)	$(0.72)

Net income (loss) attributable to Comverse Technology, Inc.
Net income (loss) from continuing operations	$35,690	$(40,929)	$(63,202)	$(144,753)
Loss from discontinued operations, net of tax	—	(774)	—	(2,998)

Net income (loss) attributable to Comverse Technology, Inc.	$35,690	$(41,703)	$(63,202)	$(147,751)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended October 31,
	2011	2010
Cash flows from operating activities:
Net cash used in operating activities - continuing operations	$(81,473)	$(215,440)
Net cash used in operating activities - discontinued operations	—	(2,377)

Net cash used in operating activities	(81,473)	(217,817)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	26,275	57,056
Acquisition of businesses, net of cash acquired	(98,698)	(15,292)
Purchase of property and equipment	(13,145)	(15,582)
Capitalization of software development costs	(2,542)	(1,604)
Net change in restricted cash and bank time deposits	11,757	3,197
Proceeds from asset sales	—	27,296
Settlement of derivative financial instruments not designated as hedges	(1,134)	(31,596)
Other, net	1,587	(12)

Net cash (used in) provided by investing activities - continuing operations	(75,900)	23,463
Net cash provided by investing activities - discontinued operations	—	54,673

Net cash (used in) provided by investing activities	(75,900)	78,136

Cash flows from financing activities:
Debt issuance costs and other debt-related costs	(15,280)	(4,039)
Proceeds from borrowings, net of original issuance discount	597,000	—
Repayment of bank loans, long-term debt and other financing obligations	(591,542)	(22,960)
Repurchase of common stock	(4,319)	(480)
Net proceeds from issuance of common stock by a subsidiary	8,567	26,426
Proceeds from excercises of stock options	1,024	—
Other, net	(2,004)	—

Net cash used in financing activities - continuing operations	(6,554)	(1,053)
Net cash provided by financing activities - discontinued operations	—	258

Net cash used in financing activities	(6,554)	(795)

Effects of exchange rates on cash and cash equivalents	3,883	1,288

Net decrease in cash and cash equivalents	(160,044)	(139,188)
Cash and cash equivalents, beginning of period including cash of discontinued operations	581,390	574,872

Cash and cash equivalents, end of period including cash of discontinued operations	$421,346	$435,684
Less: Cash and cash equivalents of discontinued operations at end of period	—	(66,880)

Cash and cash equivalents, end of period	$421,346	$368,804

Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,521	$3,058

Inventory transfers to property and equipment	$17,377	$4,096

Liabilities for contingent consideration in business combination	$33,704	$3,224

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

In September 2011, The NASDAQ Stock Market (“NASDAQ”) approved CTI’s application for the relisting of its common stock on The NASDAQ Global Select Market and trading resumed on September 23, 2011.

Comverse

Comverse is a leading provider of software-based products, systems and related services that (i) provides converged, prepaid and postpaid billing and active customer management for wireless, wireline and cable network operators (“Business Support Systems” or “BSS”) delivering a value proposition designed to ensure timely and efficient service monetization and enable real-time offers to be made to end users based on all relevant customer profile information; (ii) enables wireless and wireline (including cable) network-based Value-Added Services (“VAS”), comprised of two categories – Voice and Messaging – that include voicemail, visual voicemail, call completion, short messaging service (“SMS”) text messaging (“texting”), multimedia picture and video messaging and Internet Protocol (“IP”) communications; and (iii) provides wireless users with optimized access to mobile Internet websites, content and applications, and generate data usage and revenue for wireless operators. Comverse’s products and services are designed to generate carrier voice and data network traffic, revenue and customer loyalty, monetize network operators’ services and improve operational efficiency for more than 450 wireless and wireline network communication service provider customers in more than 125 countries, including the majority of the world’s 100 largest wireless network operators.

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

In the enterprise market, Verint’s Enterprise Intelligence solutions help organizations enhance customer service operations in contact centers, branches and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, Verint’s Video Intelligence, public safety, and Communications Intelligence solutions are used by government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.

Starhome

Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless operators use Starhome’s software-based solutions to generate additional revenue and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network.

Ulticom

Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (“Platinum Equity”) on December 3, 2010 (the “Ulticom Sale”). Ulticom was a reportable segment of the Company prior to its sale. As a result of the Ulticom Sale, the results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statements of operations for the three and nine months ended October 31, 2010 (see Note 15, Discontinued Operations).

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (the “2010 Form 10-K”). The condensed consolidated statements of operations and cash flows for the periods ended October 31, 2011 and 2010, and the condensed consolidated balance sheet as of October 31, 2011 are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. The condensed consolidated balance sheet as of January 31, 2011 is derived from the audited consolidated financial statements presented in the 2010 Form 10-K. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2010 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.

Principles of Consolidation

The accompanying condensed consolidated financial statements include CTI and its wholly-owned subsidiaries and its controlled and majority-owned subsidiaries, which include Verint Systems (in which CTI owned 41.9% of the common stock and held 52.8% of the voting power as of October 31, 2011) and Starhome B.V. (66.5% owned as of October 31, 2011). Ulticom, Inc. was a majority-owned subsidiary prior to its sale on December 3, 2010 and was included in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows through such date. For controlled subsidiaries that are not wholly-owned, the noncontrolling interest is included as a separate component of “Net income (loss)” in the condensed consolidated statements of operations and “Total equity” in the condensed consolidated balance sheets. Verint Systems holds a 50% equity interest in a consolidated variable interest entity in which it is the primary beneficiary. The results of operations of this variable interest entity for the three and nine months ended October 31, 2011 and 2010 were not significant to the condensed consolidated statements of operations.

All intercompany balances and transactions have been eliminated.

The Company includes the results of operations of acquired businesses from the dates of acquisition.

Changes in Reportable Segments

The Company changed its reportable segments during the three months ended October 31, 2011. The Company’s reportable segments now consist of Comverse BSS, Comverse VAS, and Verint. The results of operations of all the other operations of the Company are included in the column captioned “All Other” as part of the Company’s business segment presentation. The operating segments included in “All Other” do not meet the quantitative thresholds required for a separate presentation. See Note 18, Business Segment Information. The change in reportable segments is attributable to the implementation of a second phase of restructuring measures (the “Phase II Business Transformation”) at Comverse that focuses on process reengineering to maximize business performance, productivity and operational efficiency (see Note 8, Restructuring).

As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance. Comverse’s business units consist of the following:

•

BSS, which conducts Comverse’s converged, prepaid and postpaid billing and active management systems business and includes groups engaged in product management, professional services, research and development and product sales;

•

VAS, which conducts Comverse’s value-added services business and includes groups engaged in VAS delivery, voice product research and development, messaging product research and development and product sales; and

•

Mobile Internet (“Comverse MI”), which is responsible for Comverse’s mobile Internet products and includes groups engaged in product management, solution engineering, delivery, research and development and product sales.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In addition, Comverse created Global Services (“Comverse GLS”), which provides customer post-delivery services and includes groups engaged in support services for BSS, VAS and mobile Internet products, services sales and product management.

Certain Comverse business operations are conducted through the following global corporate functions:

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

As a result of the Phase II Business Transformation, Comverse BSS, Comverse VAS and Comverse MI became operating segments of the Company. The revenue of each of Comverse BSS, Comverse VAS and Comverse MI includes the revenue generated by Comverse GLS that is attributable to the operations of each such operating segment. The costs and expenses of each of Comverse BSS, Comverse VAS and Comverse MI are comprised of direct costs such as product materials and personnel-related costs, and costs and expenses incurred by Comverse GLS in connection with the operations of each such operating segment. The chief operating decision maker, CTI’s Chief Executive Officer, uses the segment performance of Comverse BSS, Comverse VAS and Comverse MI, after including the amounts attributable to Comverse GLS, for assessing the financial results of the segments and for the allocation of resources. The discrete financial information of Comverse GLS is not used by the CODM for the assessment of financial results or the allocation of resources.

The Company does not maintain balance sheets for the Comverse operating segments.

The Company’s new reportable segments are presented as follows:

•	Comverse BSS - comprised of Comverse’s BSS operating segment;

•	Comverse VAS - comprised of Comverse’s VAS operating segment; and

•	Verint - comprised of Verint Systems and its subsidiaries.

All Other is comprised of all the Company’s other operations, including the Comverse MI operating segment, Comverse’s Netcentrex operations, Comverse’s global corporate functions that support its business units, Starhome B.V. and its subsidiaries, miscellaneous operations and CTI’s holding company operations.

The Company has recast the presentation of its segment information for the six months ended July 31, 2011 (which is included in the segment information for the nine months ended October 31, 2011) and for the three and nine months ended October 31, 2010 to reflect these reportable segments.

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

Working Capital Position and Management’s Plans

The Company incurred substantial losses and experienced declines in cash flows and working capital during the three fiscal years ended January 31, 2011 and the nine months ended October 31, 2011, and had a significant accumulated deficit as of October 31, 2011.

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

Certain of the Company’s multiple element arrangements include hardware that functions together with software to provide the essential functionality of the product. Therefore, such arrangements entered into or materially modified on or after February 1, 2011 are no longer accounted for in accordance with the FASB’s software accounting guidance. Accordingly, the selling price used for each deliverable is based on VSOE of fair value, if available, third-party evidence (“TPE”) of fair value if VSOE is not available, or the Company’s best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. In determining the units of accounting for these arrangements, the Company evaluates whether each deliverable has stand-alone value as defined in the FASB’s guidance. For the Company’s Comverse BSS and Comverse VAS segments, the professional services performed prior to the product’s acceptance do not have stand-alone value and are therefore combined with the related hardware and software as one non-software deliverable. After determining the fair value for each deliverable, the arrangement consideration is allocated using the relative selling price method. Revenue is recognized accordingly for each deliverable once the respective revenue recognition criteria are met for that deliverable.

The Company’s Comverse BSS and Comverse VAS segments have not yet established VSOE of fair value for any element other than PCS for a portion of its arrangements. The Company’s Verint segment has established VSOE of fair value for one or more elements (installation services, training, consulting and PCS) for a majority of its arrangements. Generally, the Company is not able to

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

determine TPE because its offerings contain a significant level of differentiation such that the comparable pricing of substantially similar products or services cannot be obtained. When the Company is unable to establish fair value of its non-software deliverables using VSOE or TPE, it uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which it would transact a sale if the product or service were sold on a stand-alone basis, which requires significant judgment. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and customer classes. The Company exercises judgment and uses estimates in determining the revenue to be recognized in each accounting period.

With the exception of arrangements that require significant customization of the product to meet the particular requirements of the customer, which are accounted for using the percentage-of-completion method, the initial revenue recognition for each non-software product deliverable is generally upon completion of the related professional services. The impact of implementing the guidance was significant for the nine months ended October 31, 2011. For the three and nine months ended October 31, 2011, an additional $41.0 million and $49.3 million of revenue, respectively, was recognized as a result of the adoption of the new guidance. Such additional revenue included $33.9 million and $35.7 million of additional revenue recognized under the new guidance as compared to the revenue that would have been recognized under prior accounting guidance for the three and nine months ended October 31, 2011, respectively, resulting from material modifications of certain existing contracts. For those contracts that were modified during the nine months ended October 31, 2011, deferred revenue associated with these contracts were $2.1 million and $41.2 million as of October 31, 2011 and January 31, 2011, respectively.

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

In December 2010, the FASB issued guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Upon adoption, if the carrying amount of the reporting unit is zero or negative, the reporting entity must perform step two of the goodwill impairment test if it is more likely than not that goodwill is impaired as of the date of adoption. In determining if it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. Goodwill impairment recognized upon adoption of the guidance should be presented as a cumulative-effect adjustment to opening retained earnings as of the adoption date reflecting a change in accounting principle. This guidance was effective for the Company for interim and annual periods that commenced on February 1, 2011. Because the carrying value of the Company’s previously defined Comverse reporting unit being negative as of February 1, 2011 and existence of adverse qualitative factors indicating potential impairment, step two of the goodwill impairment test was performed as of such date which did not result in an impairment. The Company believes that the adoption of this guidance will not have a material impact on the consolidated financial statements for the fiscal year ending January 31, 2012.

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

In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The guidance is effective for the Company for interim and annual periods commencing February 1, 2012. Although early adoption is permitted, the Company has not adopted the new accounting guidance. The Company believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

3. INVESTMENTS

The following is a summary of available-for-sale securities as of October 31, 2011 and January 31, 2011:

	October 31, 2011
		Included in Accumulated Other Comprehensive Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
Auction rate securities - Student loans	$46,150	$12,605	$—	$(16,170)	$42,585
Auction rate securities - Corporate issuers	22,500	4,616	—	(19,442)	7,674

Total short-term investments	$68,650	$17,221	$—	$(35,612)	$50,259

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

Investments with original maturities of three months or less, when purchased, are included in “Cash and cash equivalents,” or in “Restricted cash and bank time deposits” in the condensed consolidated balance sheets. Such investments are not reflected in the tables above as of October 31, 2011 or January 31, 2011 and include commercial paper and money market funds totaling $160.0 million and $195.8 million as of October 31, 2011 and January 31, 2011, respectively.

As of October 31, 2011 and January 31, 2011, all the ARS (all of which were held by CTI as of such dates) were restricted pursuant to the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009, as amended on June 19, 2010. All cash proceeds from sales and redemptions of ARS (other than ARS that were held in an account with UBS) (including interest thereon) were restricted. Subsequent to October 31, 2011, the Company paid all remaining amounts under the settlement agreement and accordingly, all ARS and cash proceeds received from sales and redemptions of ARS became unrestricted (see Note 20, Commitments and Contingencies, and Note 21, Subsequent Events).

There were no investments in unrealized loss positions as of October 31, 2011 and January 31, 2011.

The Company received cash proceeds from sales and redemptions of investments of $0.5 million and $26.3 million for the three and nine months ended October 31, 2011, respectively, and $2.5 million and $57.1 million for the three and nine months ended October 31, 2010, respectively. In addition, in November 2011, CTI sold approximately $61.2 million aggregate principal amount of ARS with a carrying amount of $50.0 million as of October 31, 2011 for approximately $49.2 million in cash.

The gross realized gains and losses on the Company’s investments for the three and nine months ended October 31, 2011 and 2010 are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
	(In thousands)
2011	$120	$—	$8,011	$—

2010	$1,625	$—	$23,715	$—

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The components of other comprehensive income (“OCI”) related to available-for-sale securities are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands)
Accumulated OCI related to available-for-sale securities, beginning of the period	$14,891	$13,747	$17,871	$25,663
Unrealized gains on available-for-sale securities	(1,376)	1,202	(287)	3,915
Reclassification adjustment for gains included in net income/(loss)	(87)	(57)	(4,156)	(15,419)

Changes in accumulated OCI on available-for-sale securities, before tax	(1,463)	1,145	(4,443)	(11,504)
Other comprehensive income attributable to noncontrolling interest	—	—	—	24
Deferred income tax benefit	—	3	—	712

Changes in accumulated OCI on available-for-sale securities, net of tax	(1,463)	1,148	(4,443)	(10,768)

Accumulated OCI related to available-for-sale securities, end of the period	$13,428	$14,895	$13,428	$14,895

4. INVENTORIES, NET

Inventories as of October 31, 2011 and January 31, 2011, respectively, consist of:

	October 31, 2011	January 31, 2011
	(In thousands)
Raw materials	$47,360	$51,783
Work in process	23,472	30,986
Finished goods	8,116	10,252

Total inventories	78,948	93,021
Less: reserves for excess and obsolete inventories	(25,065)	(26,409)

Inventories, net	$53,883	$66,612

5. BUSINESS COMBINATIONS

Verint Segment

Vovici Acquisition

On August 4, 2011, Verint acquired all of the outstanding shares of Vovici Corporation (“Vovici”), a U.S.-based privately-held provider of online survey management and enterprise feedback solutions. This acquisition enhances Verint’s Enterprise Intelligence product suite to include comprehensive Voice of the Customer software and services offerings, designed to help organizations implement a single-vendor solution set for collecting, analyzing and acting on customer insights. The financial results of Vovici have been included in the Company’s condensed consolidated financial statements since August 4, 2011.

Verint acquired Vovici for approximately $56.1 million in cash at closing, including $0.4 million to repay Vovici’s bank debt. The consideration also included the exchange of certain unvested Vovici stock options for options to acquire approximately 42,000 shares of Verint Systems’ common stock with fair values totaling $1.0 million, of which $0.1 million represents compensation for pre-acquisition services and is included in the consideration transferred and $0.9 million is being recognized as stock-based compensation expense over the remaining future vesting periods of the awards. Verint also agreed to make potential additional cash payments of up to approximately $19.1 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2013. The fair value of this contingent obligation was estimated to be $9.9 million at August 4, 2011.

The $9.9 million acquisition date fair value of the contingent consideration obligation was estimated based on the probability adjusted present value of the consideration expected to be transferred using significant inputs that are not observable in the market. Key assumptions used in this estimate include probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. At each reporting date, the contingent consideration obligation is revalued to its fair value and increases and decreases in fair value are recorded within “Selling, general and administrative” expenses in the Company’s condensed consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, and changes in probability

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

assumptions with respect to the likelihood of achieving the performance targets. The Company recorded expense of approximately $0.3 million for the three months ended October 31, 2011, reflecting the impact of revised assessments of the probability of payment, as well as the decrease in the discount period since the acquisition date. As of October 31, 2011, the fair value of this contingent consideration obligation was approximately $10.2 million, of which $5.9 million was recorded within “Accounts payable and accrued expenses” and $4.3 million within “Other long-term liabilities”.

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair values assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The acquired identifiable intangible assets are being amortized on a straight-line basis, which the Company believes approximates the pattern in which the assets are utilized, over their estimated useful lives.

Among the factors contributing to the recognition of goodwill in this transaction were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill is not deductible for income tax purposes.

In connection with the purchase price allocation, the estimated fair value of support obligations assumed from Vovici was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs relating to fulfilling these obligations plus a normal profit margin, which approximates the amount the Company believes would be required to pay a third party to assume the support obligations. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing support services. These estimated costs did not include any costs associated with selling efforts or research and development or the related margins on these costs. Profit associated with selling efforts is excluded because the selling effort on the support contracts concluded prior to the August 4, 2011 acquisition date. The estimated profit margin was 15%, which the Company believes best approximates the operating profit margin to fulfill support obligations. As a result, in allocating the purchase price, an adjustment was recorded to reduce the $5.3 million carrying value of Vovici’s deferred revenue to $2.3 million, representing the estimated fair value of the support obligations assumed. As former Vovici customers renew their support contracts, revenue will be recognized at the full contract value over the remaining term of the contracts.

Revenue attributable to Vovici from August 4, 2011 through October 31, 2011 was $2.3 million. The impact of Vovici on net income for this fiscal period was not significant.

Transaction and related costs, consisting primarily professional fees and integration expenses, directly related to the acquisition of Vovici, totaled $2.5 million for the nine months ended October 31, 2011, including $1.3 million incurred during the three months ended October 31, 2011, were expensed as incurred and recorded within “Selling, general and administrative” expenses.

Global Management Technologies Acquisition

On October 7, 2011, Verint acquired all of the outstanding shares of Global Management Technologies Corporation (“GMT”), a U.S.-based, privately-held provider of workforce management solutions whose software and services are widely used by organizations, particularly in retail branch banking environments. This acquisition adds key functionality to Verint’s Enterprise Intelligence product solutions. The financial results of GMT have been included in the Company’s condensed consolidated financial statements since October 7, 2011.

Verint acquired GMT for approximately $24.6 million in cash at closing. Verint also agreed to make potential additional cash payments of up to approximately $17.4 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2014. As of October 7, 2011 the fair value of this contingent obligation was estimated to be $12.0 million, of which $2.9 million was recorded within “Accounts payable and accrued expenses” and $9.1 million within “Other long-term liabilities”.

The $12.0 million acquisition date fair value of the contingent consideration obligation was estimated based on the probability adjusted present value of the consideration expected to be transferred using significant inputs that are not observable in the market. Key assumptions used in this estimate include probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. At each reporting date, the contingent consideration obligation is revalued to its fair value and increases and decreases in fair value are recorded within “Selling, general and administrative” expenses in the Company’s condensed consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. There was no change in the estimated fair value of the contingent consideration obligation between the acquisition date and October 31, 2011.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair values assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The acquired identifiable intangible assets are being amortized on a straight-line basis, which the Company believes approximates the pattern in which the assets are utilized, over their estimated useful lives.

Among the factors contributing to the recognition of goodwill in this transaction were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill is not deductible for income tax purposes.

In connection with the purchase price allocation, the estimated fair value of support obligations assumed from GMT was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin, which approximates the amount that the Company believes would be required to pay a third party to assume the support obligations. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing support services. These estimated costs did not include any costs associated with selling efforts or research and development or the related margins on these costs. Profit associated with selling efforts is excluded because the selling effort on the support contracts was concluded prior to the October 7, 2011 acquisition date. The estimated profit margin was 20%, which the Company believes best approximates the operating profit margin to fulfill support obligations. As a result, in allocating the purchase price, an adjustment was recorded to reduce the $4.3 million carrying value of GMT’s deferred revenue to $1.2 million, representing the estimated fair value of the support obligations assumed. As former GMT customers renew their support contracts, revenue will be recognized at the full contract value over the remaining term of the contracts.

Revenue and the impact on net income attributable to GMT from October 7, 2011 through October 31, 2011 were not significant.

Transaction and related costs, primarily professional fees and integration expenses, directly related to the acquisition of GMT, totaled $1.0 million for the nine months ended October 31, 2011, almost all of which were incurred during the three months ended October 31, 2011, were expensed as incurred and recorded within “Selling, general and administrative” expenses.

Other Business Combinations

On August 2, 2011, Verint acquired all of the outstanding shares of a privately-held provider of communications intelligence solutions, data retention services, and network performance management, based in the Americas region. This acquisition expands Verint’s Communications Intelligence product portfolio and increases its presence in this region.

On March 30, 2011, Verint acquired all of the outstanding shares of a privately-held company, based in Israel. This acquisition broadened product portfolio of Verint’s video intelligence product line.

Verint acquired these two companies for combined consideration of approximately $34.1 million, including $22.0 million of combined cash paid at the closings. Verint also agreed to make potential additional cash payments aggregating up to approximately $27.3 million contingent upon the achievement of certain performance targets over periods ending January 31, 2014. The combined fair values of these contingent consideration obligations were estimated to be $11.8 million as of the respective acquisition dates.

Benefits of $0.9 million and $1.1 million were recorded within selling, general and administrative expenses for the three and nine months ended October 31 2011, respectively, for changes in the fair values of the contingent consideration obligations associated with these acquisitions, reflecting the impacts of revised assessments of the probability of payment, as well as decreases in the discount periods since the acquisition dates. As of October 31, 2011, the combined fair values of these contingent consideration obligations were $10.7 million, of which $3.1 million was recorded within “Accounts payable and accrued expenses” and $7.6 million within “Other long-term liabilities”.

The fair values assigned to identifiable intangible assets acquired in these business combinations were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The acquired identifiable intangible assets are being amortized on a straight-line basis, which the Company believes approximates the pattern in which the assets are utilized, over their estimated useful lives.

Among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the additions of skilled, assembled workforces. Of the $19.6 million of goodwill associated with these business combinations, $10.1 million was not deductible for income tax purposes, and $9.5 million is still being assessed for tax deductibility.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In connection with the foregoing August 2, 2011 Verint acquisition, the Company has evaluated and continues to evaluate the impact of certain liabilities associated with pre-acquisition business activities of the acquired company. Based upon this evaluation, the Company recorded liabilities of approximately $10.7 million, of which $5.5 million is classified as current and $5.2 million is classified as long-term, along with corresponding indemnification assets of the same amounts and classified in the same manner, as components of the purchase price for this acquisition, representing the Company’s best estimates of these amounts at the acquisition date. The indemnification assets recognize the selling shareholders’ contractual obligation to indemnify Verint for these pre-acquisition liabilities, and were measured on the same basis as the corresponding liabilities. As of October 31, 2011, the current and long-term liabilities were reduced to $5.0 million and $4.8 million, respectively, as a result of currency exchange rate fluctuations, with corresponding changes in the current and long-term indemnification assets. The Company is continuing to gather and assess information in this regard, and changes to the amounts recorded, if any, during the remainder of the measurement period, will be included in the purchase price allocation during the measurement period and, subsequently, in the Company’s results of operations.

Revenue and the impact on net income attributable to these acquisitions for the three and nine months ended October 31, 2011 were not significant.

Transaction and related costs, primarily professional fees and integration expenses, directly related to these acquisitions totaled $3.0 million for the nine months ended October 31, 2011, including $0.6 million incurred during the three months ended October 31, 2011, and were expensed as incurred.

Components and Allocations of Purchase Prices

The following table sets forth the components and the allocations of the purchase prices, some of which are preliminary, for business combinations completed during the nine months ended October 31, 2011:

	Vovici	GMT	Other
	(In thousands)
Components of Purchase Price:
Cash and cash equivalents	$55,708	$24,596	$21,965
Fair value of contingent consideration	9,900	12,000	11,804
Fair value of stock options	60	—	—
Bank debt, prepaid at closing	435	—	—
Other purchase price adjustments	—	—	317

Total purchase price	$66,103	$36,596	$34,086

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$1,106	$512	$493
Other current assets	4,396	1,717	12,445
Other assets	912	482	5,508
Current and other liabilities	(1,794)	(1,634)	(15,653)
Deferred revenue	(2,264)	(1,234)	(845)
Bank debt	—	—	(3,330)
Deferred income taxes - long-term	(2,300)	—	—

Net tangible assets (liabilities)	56	(157)	(1,382)

Identifiable intangible assets:
Developed technology	11,300	7,500	6,943
Customer relationships	15,400	7,200	6,550
Trademarks and trade names	1,700	400	1,000
Other identifiable intangible assets	—	—	1,421

Total identifiable intangible assets (1)	28,400	15,100	15,914

Goodwill	37,647	21,653	19,554

Total purchase price	$66,103	$36,596	$34,086

(1)	The weighted-average estimated useful life of all finite-lived identifiable intangible assets is 7.5 years.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The purchase price allocations for acquisitions completed during the nine months ended October 31, 2011 are preliminary and subject to revision as more detailed analyses are completed and additional information about the acquisition date fair values of assets and liabilities becomes available during the respective measurement periods. The purchase price allocations for these acquisitions as reported as of October 31, 2011 represent the Company’s best estimates of their fair values and were based upon information available to the Company.

For the acquisition of Vovici, the acquired developed technology, customer relationships, and trademarks and tradenames were assigned estimated useful lives of six years, ten years, and five years, respectively, the weighted average of which is approximately 8.1 years.

For the acquisition of GMT, the acquired developed technology, customer relationships, and trademarks and tradenames were assigned estimated useful lives of five years, ten years, and three years, respectively, the weighted average of which is approximately 7.3 years.

For other acquisitions, the acquired developed technology, customer relationships, trademarks and tradenames, and other identifiable intangible assets were assigned estimated useful lives of six years, from four years to ten years, five years, and from three years to four years, respectively, the weighted average of which is approximately 6.7 years.

For the Year Ended January 31, 2011

Iontas Limited

On February 4, 2010, Verint acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately-held provider of desktop analytics solutions which measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments. Verint acquired Iontas, among other objectives, to expand the desktop analytical capabilities of its Enterprise Intelligence solutions. The financial results of Iontas have been included in the condensed consolidated financial statements since the acquisition date.

Verint acquired Iontas for total consideration valued at $21.7 million, including cash consideration of $17.7 million, and additional milestone-based contingent payments of up to $3.8 million tied to certain performance targets being achieved over the two-year period following the acquisition date. The acquisition-date fair value of the contingent consideration was estimated to be $3.2 million. The purchase price also included $1.5 million of prepayments for product licenses and support services procured from Iontas prior to the acquisition date, partially offset by $0.7 million of trade accounts payable to Iontas as of the acquisition date.

The consideration paid to acquire Iontas was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, which included $6.9 million for developed technology, $0.3 million for non-competition agreements, $1.7 million for tangible net assets, and $12.8 million for goodwill. The developed technology and non-competition agreements were assigned estimated useful lives of six years and three years, respectively, the weighted average of which is 5.9 years, and are being amortized on a straight-line basis, which the Company believes approximates the pattern in which the assets are utilized, over these estimated useful lives.

Among the factors that contributed to the recognition of goodwill in this transaction were the expansion of Verint’s desktop analytical capabilities, the expansion of its suite of products and services, and the addition of an assembled workforce. This goodwill is not deductible for income tax purposes.

The Company recorded the $3.2 million acquisition-date estimated fair value of the contingent consideration as a component of the purchase price of Iontas. During the three months ended April 30, 2011, $2.0 million of the previously recorded contingent consideration was paid to the former shareholders of Iontas. The estimated fair value of the remaining contingent consideration was $1.7 million as of October 31, 2011 and was recorded within “Accounts payable and other accrued expenses.” Changes in the fair value of this contingent consideration of $0.2 million for each of the nine months ended October 31, 2011 and 2010, respectively, were recorded within “Selling, general and administrative” expenses for those fiscal periods.

Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million and were expensed as incurred and recorded within “Selling, general and administrative” expenses.

Revenue from Iontas for the three and nine months ended October 31, 2011 and 2010 was not material.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Other Business Combination

In December 2010, Verint acquired certain technology and other assets in a transaction that qualified as a business combination. Total consideration for this acquisition was less than $15.0 million. The impact of this acquisition was not material to the Company’s condensed consolidated financial statements. The fair value of the liability for contingent consideration related to this acquisition increased by $1.9 million during the nine months ended October 31, 2011, resulting in a corresponding charge recorded within “Selling, general and administrative” expenses for that fiscal period. Substantially all of the increase occurred during the three months ended April 30, 2011. The earned contingent consideration related to this acquisition was paid to the sellers during the three months ended July 31, 2011.

Pro Forma Information

The following table provides unaudited pro forma total revenue and net income (loss) attributable to Comverse Technology, Inc. for the three and nine months ended October 31, 2011 and 2010, as if Vovici and GMT had been acquired on February 1, 2010. These unaudited pro forma results reflect certain adjustments related to these acquisitions, such as amortization expense on finite-lived intangible assets acquired from Vovici and GMT. The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on February 1, 2010, nor are they indicative of future operating results. The pro forma impact of the other business combinations discussed in this note were not material to the Company’s historical consolidated operating results and is therefore not presented.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands)
Total revenue	$457,076	$431,737	$1,206,577	$1,206,022

Net income (loss) attributable to Comverse Technology Inc.	$36,746	$(42,268)	$(62,891)	$(151,665)

6. GOODWILL

The changes in the carrying amount of goodwill in the Company’s reportable segments for the nine months ended October 31, 2011 are as follows:

	Comverse BSS	Comverse VAS	Verint	All Other (1)	Total
	(In thousands)
For the Nine Months Ended October 31, 2011
Goodwill, gross at January 31, 2011	$84,050	$66,040	$803,971	$169,618	$1,123,679
Accumulated impairment losses at January 31, 2011	—	—	—	(156,455)	(156,455)

Goodwill, net, at January 31, 2011	84,050	66,040	803,971	13,163	967,224
Goodwill acquired:
Vovici	—	—	37,647	—	37,647
GMT	—	—	21,653	—	21,653
Other	—	—	19,554	—	19,554
Effect of changes in foreign currencies and other	28	22	420	1	471

Goodwill, net, at October 31, 2011	$84,078	$66,062	$883,245	$13,164	$1,046,549

Balance at October 31, 2011
Goodwill, gross at October 31, 2011	$84,078	$66,062	$883,245	$169,619	$1,203,004
Accumulated impairment losses at October 31, 2011	—	—	—	(156,455)	(156,455)

Goodwill, net, at October 31, 2011	$84,078	$66,062	$883,245	$13,164	$1,046,549

(1)	The amount of goodwill in “All Other” is attributable to Starhome, Comverse MI and Netcentrex. The goodwill associated with Netcentrex was impaired during the fiscal year ended January 31, 2009 and prior fiscal years.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for impairment exists. As described in Note 1, the Company changed its reportable segments during the three months ended October 31, 2011 and accordingly, allocated its goodwill to the new reportable segments on a relative fair value basis. Due to the change in reportable segments, the Company performed an interim goodwill impairment test as of October 31, 2011. Such goodwill impairment test did not result in an impairment charge during the three months ended October 31, 2011.

7. INTANGIBLE ASSETS, NET

Acquired intangible assets as of October 31, 2011 and January 31, 2011 are as follows:

	Useful Life	October 31, 2011	January 31, 2011
		(In thousands)
Gross carrying amount:
Acquired technology	2 to 7 years	$190,272	$164,796
Customer relationships	4 to 10 years	263,001	233,995
Trade names	1 to 10 years	15,983	12,952
Non-competition agreements	4 to 10 years	5,797	5,215
Sales backlog	3 years	843	—
Distribution network	10 years	2,440	2,440

		478,336	419,398
Accumulated amortization:
Acquired technology		130,130	110,740
Customer relationships		114,029	95,753
Trade names		13,102	12,577
Non-competition agreements		3,462	2,760
Sales backlog		5	—
Distribution network		1,291	1,108

		262,019	222,938

Total		$216,317	$196,460

Amortization of intangible assets was $13.6 million and $38.9 million for the three and nine months ended October 31, 2011, respectively, and $12.3 million and $36.7 million for the three and nine months ended October 31, 2010, respectively. There was no impairment of intangible assets for the three and nine months ended October 31, 2011 and 2010.

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

Business Transformation

During the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse implemented the first phase of such plan during the fiscal year ended January 31, 2011, reducing its annualized operating costs. During the nine months ended October 31, 2011, Comverse implemented a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus. In relation to these restructuring plans, the Company recorded severance and facilities-related costs of $7.5 million during the nine months ended October 31, 2011. Severance and facilities-related costs of $8.8 million were paid during the nine months ended October 31, 2011 with the remaining costs of $1.1 million expected to be substantially paid by January 31, 2012. The Company is currently in the process of evaluating the implementation of certain measures as part of the Phase II Business Transformation which may result in additional charges and, accordingly, the total cost thereof cannot be currently estimated.

Netcentrex 2010 Initiative

During the fiscal year ended January 31, 2011, Comverse’s management, as part of initiatives to improve focus on its core business and to maintain its ability to face intense competitive pressures in its markets, began pursuing a wind down of the Netcentrex business. In connection with the wind down, Comverse’s management approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. During the nine months ended October 31, 2011, Comverse began the second phase of its Netcentrex restructuring plan. In relation to these initiatives, the Company recorded severance-related costs of $7.1 million and paid $6.2 million of such costs during the nine months ended on October 31, 2011. The remaining costs of $4.0 million relating to the Netcentrex second phase are expected to be substantially paid by January 31, 2012. As an alternative to a wind down, management continues to evaluate restructuring options for the Netcentrex business.

The roll forward of the workforce reduction and restructuring activities under various plans is presented below:

	Netcentrex 2010 Initiative		Comverse Third Quarter 2010 Initiative		Comverse First Quarter 2010 Initiative		Pre 2010 initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Nine Months Ended October 31, 2011
January 31, 2011	$2,910	$—	$2,462	$86	$6	$94	$227	$29	$5,814
Charges	7,117	—	7,359	179	16	13	274	82	15,040
Change in assumptions	(12)	—	(140)	—	(3)	—	1	2	(152)
Translation adjustments	265	—	—	—	—	—	—	—	265
Paid or utilized	(6,245)	—	(8,602)	(240)	(19)	(107)	(502)	(113)	(15,828)

October 31, 2011	$4,035	$—	$1,079	$25	$—	$—	$—	$—	$5,139

	Netcentrex 2010 Initiative		Comverse Third Quarter 2010 Initiative		Comverse First Quarter 2010 Initiative		Pre 2010 initiatives		Verint Initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Nine Months Ended October 31, 2010
January 31, 2010	$—	$—	$—	$—	$—	$—	$699	$4,487	$116	$—	$5,302
Charges	10,098	—	11,323	191	6,004	1,007	17	246	—	—	28,886
Change in assumptions	—	—	—	—	—	—	(110)	—	—	—	(110)
Paid or utilized	29	—	(2,532)	—	(5,897)	(804)	(366)	(3,820)	(116)	—	(13,506)

October 31, 2010	$10,127	$—	$8,791	$191	$107	$203	$240	$913	$—	$—	$20,572

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9. DEBT

As of October 31, 2011 and January 31, 2011, debt is comprised of the following:

	October 31, 2011	January 31, 2011
	(In thousands)
Convertible debt obligations	$2,195	$2,195
Term loan	598,500	583,234
Unamortized debt discount on term loan	(2,790)	—
Line of credit	—	6,000
Other debt	3,193	—

Total debt	601,098	591,429
Less: current portion	8,403	8,195

Total long-term debt	$592,695	$583,234

Convertible Debt Obligations

As of October 31, 2011 and January 31, 2011, CTI had $2.2 million aggregate principal amount of outstanding Convertible Debt Obligations (the “Convertible Debt Obligations”). The Convertible Debt Obligations are not secured by any assets of the Company and are not guaranteed by any of CTI’s subsidiaries.

Each $1,000 principal amount of the Convertible Debt Obligations is convertible, at the option of the holder upon certain circumstances, into shares of CTI’s common stock at a conversion price of $17.9744 per share (equal to a conversion rate of 55.6347 shares per $1,000 principal amount of Existing Convertible Debt Obligations), subject to adjustment for certain events.

The Convertible Debt Obligations are convertible upon the occurrence of certain events, including during any period, if following the date on which the credit rating assigned to the Convertible Debt Obligations by S&P is lower than “B-” or upon the withdrawal or suspension of the Convertible Debt Obligations rating at CTI’s request. On August 19, 2010, S&P discontinued rating the Convertible Debt Obligations at which time they became convertible. Accordingly, the Convertible Debt Obligations are classified as current liabilities as of October 31, 2011 and January 31, 2011. The required redemption obligations in the succeeding five fiscal years are not significant to the Company.

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

The New Credit Agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (the “Term Loan Facility”) and a $170.0 million revolving credit facility maturing in April 2016 (the “Revolving Credit Facility”), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the New Credit Agreement. As of October 31, 2011, Verint had no outstanding borrowings under the Revolving Credit Facility.

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

Verint incurred debt issuance costs of $14.8 million associated with the New Credit Agreement, which have been deferred and classified within “Other assets.” The deferred costs are being amortized as interest expense over the term of the New Credit Agreement. Deferred costs associated with the Term Loan Facility were $10.2 million, and are being amortized using the effective interest rate method. Deferred costs associated with the Revolving Credit Facility were $4.6 million and are being amortized on a straight-line basis.

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

During the three months ended October 31, 2011, Verint incurred $0.5 million of fees to secure waivers of certain provisions of the New Credit Agreement which allowed it to structure the financing for one of its business combinations in a favorable manner, $0.2 million of which were deferred and will be amortized over the remaining term of the New Credit Agreement and $0.3 million of which were expensed as incurred.

As of October 31, 2011, the interest rate on the Term Loan Facility was 4.50%. Including the impact of the 0.50% original issuance Term Loan Facility discount and the deferred debt issuance costs, the effective interest rate on Verint’s Term Loan Facility was approximately 4.91% as of October 31, 2011.

Verint incurred interest expense on borrowings under its credit facilities of $6.9 million and $21.3 million during the three and nine months ended October 31, 2011, respectively, and $8.0 million and $18.3 million during the three and nine months ended October 31, 2010, respectively. Verint also recorded $0.7 million and $2.1 million during the three and nine months ended October 31, 2011, respectively, for amortization of deferred debt issuance costs, which is reported within interest expense. Amortization of Verint’s deferred debt issuance costs during the three and nine months ended October 31, 2010 were $0.8 million and $2.0 million, respectively.

Verint is required to pay a commitment fee with respect to undrawn availability under the Revolving Credit Facility, payable quarterly, at a rate of 0.50% per annum, and customary administrative agent and letter of credit fees.

The New Credit Agreement requires Verint to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017. Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates and a 1.0% premium applicable in the event of a Repricing Transaction (as defined in the New Credit Agreement) prior to April 30, 2012. The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the New Credit Agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, and then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the New Credit Agreement.

Verint Systems’ obligations under the New Credit Agreement are guaranteed by substantially all of Verint’s domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes and are secured by security interests in substantially all assets of Verint and its guarantor subsidiaries, subject to certain exceptions. Verint’s obligations under the New Credit Agreement are not guaranteed by CTI and are not secured by any of CTI’s assets.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The New Credit Agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the New Credit Agreement precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The New Credit Agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (each as defined in the New Credit Agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1.00 and, thereafter, of no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions. As of October 31, 2011, Verint was in compliance with such requirements.

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

Other Verint Indebtedness

In connection with Verint’s August 2, 2011 business combination, Verint assumed approximately $3.3 million of development bank and government debt in the Americas region. This debt is payable in periods through February 2017 and bears interest at varying rates. As of October 31, 2011, the majority of this debt bears interest at an annual rate of 7.00%. The carrying value of this debt was approximately $3.2 million at October 31, 2011.

Comverse Ltd. Lines of Credit

As of January 31, 2011, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $10.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances that Comverse Ltd. is required to maintain with the bank to $20.0 million. As of October 31, 2011 and January 31, 2011, Comverse Ltd. had utilized $18.8 million and $4.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

As of October 31, 2011 and January 31, 2011, Comverse Ltd. had an additional line of credit with a bank for $15.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2011, Comverse Ltd. had outstanding borrowings of $6.0 million under the line of credit which was repaid in full during the three months ended April 30, 2011. Accordingly, as of October 31, 2011, Comverse Ltd. had no outstanding borrowings under the line of credit. As of October 31, 2011 and January 31, 2011, Comverse Ltd. had utilized $3.2 million and $7.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” within the condensed consolidated balance sheets as of October 31, 2011 and January 31, 2011.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Debt Maturities

The Company’s debt maturities are as follows:

Fiscal Years Ending January 31:
(in thousands)
2012 (Remainder of year)	$3,894
2013	6,069
2014	6,641
2015	6,756
2016	6,727
2017 and thereafter	573,801

$603,888

10. DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company entered into derivative arrangements to manage a variety of risk exposures during the nine months ended October 31, 2011 and 2010, including interest rate risk associated with Verint’s Prior Facility and foreign currency risk related to forecasted foreign currency denominated payroll costs at the Company’s Comverse, Verint and Starhome subsidiaries. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.

Forward Contracts

During the nine months ended October 31, 2011 and 2010, Comverse entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income or loss. Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations. The Comverse derivatives outstanding as of October 31, 2011 are short-term in nature and are due to contractually settle within the next twelve months.

Verint periodically enters into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates primarily relating to compensation and related expenses denominated in currencies other than the USD, primarily the NIS and Canadian dollar. Verint’s joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in USD. Verint also periodically utilizes foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency. Certain of these foreign currency forward contracts were not designated as hedging instruments under the FASB’s guidance and, therefore, gains and losses from changes in their fair values were reported in “Other (expense) income, net” in the condensed consolidated statements of operations. Changes in the fair value of effective forward contracts qualifying for cash flow hedge accounting under the FASB’s guidance are recorded as part of other comprehensive income or loss. Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations. The Verint derivatives outstanding as of October 31, 2011 are short-term in nature and generally have maturities of no longer than twelve months, although occasionally Verint will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.

During the nine months ended October 31, 2011 and 2010, Starhome entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates mainly relating to payroll costs denominated in the NIS. Certain of these foreign currency forward contracts were not designated as hedging instruments, and therefore, gains and losses from changes in their fair values were reported in “Other (expense) income, net” in the condensed consolidated statements of operations. The Starhome derivatives outstanding as of October 31, 2011 are short-term in nature and are due to contractually settle within the next twelve months.

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

The following tables summarize the Company’s derivative positions and their respective fair values as of October 31, 2011 and January 31, 2011:

	October 31, 2011
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives not designated as hedging instruments
Short-term foreign currency forward	$9,523	Prepaid expenses and other current assets	$13

Derivatives designated as hedging instruments
Short-term foreign currency forward	24,036	Prepaid expenses and other current assets	814

Total assets			$827

Liabilities
Derivatives not designated as hedging instruments
Short-term foreign currency forward	22,165	Other current liabilities	$756

Derivatives designated as hedging instruments
Short-term foreign currency forward	49,762	Other current liabilities	670

Total liabilities			$1,426

	January 31, 2011
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$22,390	Prepaid expenses and other current assets	$957

Total assets			$957

Liabilities
Derivatives not designated as hedging instruments
Short-term foreign currency forward	33,341	Other current liabilities	$1,530

Derivatives designated as hedging instruments
Short-term foreign currency forward	21,250	Other current liabilities	396

Total liabilities			$1,926

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following tables summarize the Company’s classification of gains and losses on derivative instruments for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31, 2011
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$562

Derivatives designated as hedging instruments
Foreign currency forward	(1,126)	(1,044)	—

Total	$(1,126)	$(1,044)	$562

	Three Months Ended October 31, 2010
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(924)

Derivatives designated as hedging instruments
Foreign currency forward	3,175	1,003	—

Total	$3,175	$1,003	$(924)

(1)	Amounts reclassified from accumulated other comprehensive income into the statement of operations are classified as operating expenses.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Nine Months Ended October 31, 2011
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other (Expense) Income, Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(1,123)

Derivatives designated as hedging instruments
Foreign currency forward	4,248	4,509	—

Total	$4,248	$4,509	$(1,123)

	Nine Months Ended October 31, 2010
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other (Expense) Income, Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(628)
Interest rate swap	—	—	(3,102)

Derivatives designated as hedging instruments
Foreign currency forward	2,772	619	—

Total	$2,772	$619	$(3,730)

(1)	Amounts reclassified from accumulated other comprehensive income into the statement of operations are classified as operating expenses.

The components of other comprehensive income (“OCI”) related to cash flow hedges are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the period	$573	$747	$748	$785
Unrealized (losses) gains on cash flow hedges	(1,591)	3,575	4,091	3,191
Reclassification adjustment for losses (gains) included in net income/(loss)	1,044	(1,003)	(4,509)	(619)

Changes in accumulated OCI on cash flow hedges, before tax	(547)	2,572	(418)	2,572
Other comprehensive income (loss) attributable to noncontrolling interest	465	(400)	157	(419)
Deferred income tax benefit (provision)	41	(23)	45	(42)

Changes in accumulated OCI on cash flow hedges, net of tax	(41)	2,149	(216)	2,111

Accumulated OCI related to cash flow hedges, end of the period	$532	$2,896	$532	$2,896

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of Level 3 are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three and nine months ended October 31, 2011 and 2010.

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

Contingent Consideration. The Company values contingent consideration using an estimated probability-adjusted discounted cash flow model. The fair value measurement is based on significant inputs not observable in the market. The key assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. The fair value of contingent consideration is re-measured at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the probability of achieving the performance target, are recorded in earnings.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance as of October 31, 2011 and January 31, 2011:

	October 31, 2011
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,382	$—	$9,382
Money market funds (1)	150,553	—	—	150,553
Auction rate securities	—	—	50,259	50,259
Derivative assets	—	827	—	827
Contingent consideration asset recorded for sale of business	—	—	780	780

	$150,553	$10,209	$51,039	$211,801

Financial Liabilities:
Derivative liabilities	$—	$1,426	$—	$1,426
Contingent consideration liability for business combination	—	—	34,623	34,623

	$—	$1,426	$34,623	$36,049

	January 31, 2011
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,375	$—	$9,375
Money market funds (1)	186,414	—	—	186,414
Auction rate securities	—	—	72,441	72,441
Derivative assets	—	957	—	957
Contingent consideration asset recorded for sale of business	—	—	722	722

	$186,414	$10,332	$73,163	$269,909

Financial Liabilities:
Derivative liabilities	$—	$1,926	$—	$1,926
Contingent consideration liability for business combination	—	—	3,686	3,686

	$—	$1,926	$3,686	$5,612

(1)	As of October 31, 2011, $145.9 million of commercial paper and money market funds were classified in “Cash and cash equivalents” and $14.1 million of money market funds were classified in “Restricted cash and bank deposits” within the condensed consolidated balance sheets. As of January 31, 2011, $162.4 million of commercial paper and money market funds were classified in “Cash and cash equivalents” and $33.4 million of money market funds were classified in “Restricted cash and bank time deposits” within the condensed consolidated balance sheets.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table is a summary of changes in the fair value of the level 3 financial assets and liabilities, during the three and nine months ended October 31, 2011 and 2010:

	Level Three Financial Assets and Liabilities
	Three Months Ended October 31,				Nine Months Ended October 31,
	2011		2010		2011		2010
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
	(In thousands)
Beginning balance	$52,612	$2,364	$69,349	$3,306	$73,163	$3,686	$114,650	$—
Sales and redemptions	(250)	—	(2,522)	—	(25,750)	—	(57,018)	—
Change in realized and unrealized gains included in other income, net	120	—	1,625	—	8,011	—	23,715	—
Change in unrealized losses included in other comprehensive income	(1,463)	—	1,143	—	(4,443)	—	(11,374)	—
Impairment charges	—	—	(29)	—	—	—	(407)	—
Contingent consideration liability recorded for business combination	—	32,800	—	—	—	33,704	—	3,224
Payments of contingent consideration	—	—	—	—	—	(4,107)	—	—
Change in fair value recorded in operating expenses	20	(541)	—	141	58	1,340	—	223

Ending balance	$51,039	$34,623	$69,566	$3,447	$51,039	$34,623	$69,566	$3,447

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

Verint’s Credit Facilities

As of October 31, 2011, the carrying amount of the Term Loan under Verint’s New Credit Agreement was $595.7 million and the estimated fair value was $585.0 million. As of January 31, 2011, the carrying amount of the term loan under the Prior Facility was $583.2 million and the estimated fair value was $586.2 million. The estimated fair values are based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of Verint’s term loan.

In connection with Verint’s August 2, 2011 business combination, the Company assumed approximately $3.3 million of development bank and government debt in the Americas region. The carrying value of this debt was approximately $3.2 million at October 31, 2011, which approximates its fair value.

12. SEVERANCE

Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The gross accrued severance liability as of October 31, 2011 and January 31, 2011 is $55.0 million and $61.9 million, respectively, and is included in “Other long-term liabilities” in the condensed consolidated balance sheets. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the condensed consolidated balance sheets as severance pay fund in the amounts of $38.1 million and $44.7 million as of October 31, 2011 and January 31, 2011, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13. STOCK-BASED COMPENSATION

Stock-based compensation expense associated with awards made by CTI and its subsidiaries are included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands)
Stock options:
Product costs	$6	$271	$133	$698
Service costs	41	742	268	2,265
Selling, general and administrative	376	4,743	2,443	12,960
Research and development	51	1,241	434	3,904

	474	6,997	3,278	19,827

Restricted/Deferred stock awards:
Product costs	242	234	564	694
Service costs	582	550	1,817	1,864
Selling, general and administrative	6,689	7,389	20,286	22,647
Research and development	673	664	2,136	2,555

	8,186	8,837	24,803	27,760

Total	$8,660	$15,834	$28,081	$47,587

CTI

CTI’s Restricted Period

As a result of the delinquency in the filing of periodic reports under the Exchange Act since April 2006, CTI had been ineligible to use its registration statements on Form S-8 for the offer and sale of equity securities, including equity securities issuable upon exercise of stock options by employees. Consequently, to ensure that it did not violate the federal securities laws, CTI prohibited the exercise of vested stock options from April 2006 until such time, as it was determined that CTI has filed all periodic reports required in a 12-month period and had an effective registration statement on Form S-8 on file with the SEC. This period is referred to as the “restricted period.” In October 2011, CTI resumed option exercises.

Restricted Awards and Stock Options

CTI granted restricted stock, deferred stock units (“DSU”) awards (collectively “Restricted Awards”) and stock options under its various stock incentive plans.

During the three and nine months ended October 31, 2011, CTI granted DSU awards covering an aggregate of 35,000 shares and 1,360,116 shares, respectively, of CTI’s common stock to certain executive officers and key employees.

During the three and nine months ended October 31, 2010, CTI granted DSU awards covering an aggregate of 223,607 shares and 1,602,607 shares, respectively, of CTI’s common stock to certain executive officers and key employees. The aggregate number of shares underlying DSU awards granted during the nine months ended October 31, 2010 includes a DSU award covering 300,000 shares of CTI’s common stock granted to CTI’s then-President and Chief Executive Officer and a DSU award covering 150,000 shares of CTI’s common stock granted to CTI’s then-Executive Vice President and Chief Financial Officer.

During the three and nine months ended October 31, 2011, 332,339 shares of CTI common stock were issued upon exercise of stock options under CTI’s stock incentive plans for total proceeds of $1.0 million.

As of October 31, 2011, stock options to purchase 8,655,491 shares of CTI’s common stock and Restricted Awards with respect to 1,947,376 shares of CTI’s common stock were outstanding and 1,158,119 shares of CTI’s common stock were available for future grant under CTI’s Stock Incentive Compensation Plans.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The total fair value of Restricted Awards vested during the three and nine months ended October 31, 2011 was $0.4 million and $9.2 million, respectively. As of October 31, 2011, the unrecognized compensation expense related to unvested Restricted Awards was $10.7 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Outstanding stock options as of October 31, 2011 include unvested stock options to purchase 137,534 shares of CTI’s common stock with a weighted-average grant date fair value of $2.34, an expected term of 4.0 years and a total fair value of $0.3 million. The unrecognized compensation cost related to the remaining unvested stock options to purchase CTI’s common stock was $0.2 million, which is expected to be recognized over a weighted-average period of 0.6 years.

The fair value of stock options to purchase CTI’s common stock vested during the three and nine months ended October 31, 2010 was $10 thousand and $0.6 million, respectively.

Verint

Stock Options

Verint Systems has generally not granted stock options subsequent to January 31, 2006. However, in connection with Verint’s acquisition of Vovici on August 4, 2011, stock options to purchase Vovici common stock were converted into stock options to purchase approximately 42,000 shares of Verint Systems’ common stock. In addition, in connection with Verint’s acquisition of Witness on May 25, 2007, stock options to purchase Witness common stock were converted into stock options to purchase approximately 3.1 million shares of Verint Systems’ common stock.

The fair values of the options granted in connection with the acquisition of Vovici were estimated using a Black-Scholes option pricing model with the weighted-average assumptions presented in the following table:

As of August 4, 2011
Expected life (in years)	5.43
Risk-free interest rate	1.26%
Expected volatility	50.40%
Dividend yield	0%

Based on the above assumptions, the weighted-average fair value of the stock options granted in connection with the acquisition of Vovici was $22.97 per option on the date of acquisition.

Stock option exercises had been suspended during Verint’s extended filing delay period. Following the filing of certain delayed periodic reports in June 2010 with the SEC, Verint’s stock option holders were permitted to resume exercising vested stock options. During the three and nine months ended October 31, 2011, approximately 55,000 and 487,000 shares of Verint Systems’ common stock were issued pursuant to stock option exercises, respectively, for total proceeds of $1.0 million and $9.7 million, respectively. During the three and nine months ended October 31, 2010, approximately 969,000 and 1,695,000 shares of Verint Systems’ common stock were issued pursuant to stock option exercises, respectively, for total proceeds of $19.0 and $30.9 million, respectively. As of October 31, 2011, Verint Systems had approximately 1.3 million stock options outstanding, of which all but 34,000 were exercisable as of such date.

Restricted Stock Awards and Restricted Stock Units

Verint Systems periodically awards shares of restricted stock, as well as restricted stock units, to its directors, officers and other employees. These awards contain various vesting conditions, and are subject to certain restrictions and forfeiture provisions prior to vesting.

During the nine months ended October 31, 2011, Verint Systems granted 0.9 million restricted stock units, substantially all of which were granted during the three months ended April 30, 2011. During the nine months ended October 31, 2010, Verint Systems granted 1.0 million combined restricted stock awards and restricted stock units, all of which were granted during the three months ended April 30, 2010. Forfeitures of restricted stock awards and restricted stock units were not significant during the period. As of October 31, 2011 and 2010, Verint Systems had 1.5 million restricted stock units and 1.9 million of combined restricted stock awards and stock units outstanding, respectively, with weighted-average grant date fair values of $30.22 and $17.23 per unit or per share, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of October 31, 2011, there was approximately $24.7 million of total unrecognized compensation cost, net of estimated forfeitures related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.6 years.

Phantom Stock Units

Verint’s liability-classified awards include phantom stock awards. The values of phantom stock track the market price of Verint Systems’ common stock and are therefore subject to volatility, and are settled with cash payments equivalent to the market value of Verint Systems’ common stock upon vesting. Awards under Verint Systems’ stock bonus program, which are settled with a variable number of shares of common stock determined using a discounted average price of Verint Systems’ common stock, as defined in the program, are also liability-classified awards. Upon settlement of liability-classified awards with equity, compensation expense associated with those awards is reported within equity-classified awards.

Verint has issued phantom stock units to certain Verint non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

During the three and nine months ended October 31, 2011, phantom stock units granted by Verint Systems were not significant. During the nine months ended October 31, 2010, Verint Systems granted 0.2 million phantom stock units, all of which were granted during the three months ended April 30, 2010. Forfeitures of awards in each period were not significant. Total cash payments made upon vesting of phantom stock units were $10.3 million for the nine months ended October 31, 2011, of which an insignificant amount was paid during the three months ended October 31, 2011. Total cash payments made by Verint Systems upon vesting of phantom stock units were $6.6 million and $22.4 million for the three and nine months ended October 31, 2010, respectively. The total accrued liabilities for phantom stock units were $1.8 million and $9.8 million as of October 31, 2011 and January 31, 2011, respectively.

Stock Bonus Program

In September 2011, Verint Systems’ board of directors approved, and in December 2011 revised, a Stock Bonus Program under which eligible Verint employees may receive a portion of their bonus for the year or for the fourth quarter (depending on the employee’s bonus plan) in the form of fully vested shares of Verint Systems’ common stock. As of the date hereof, executive officers of Verint are not eligible to participate in this program. This program is subject to annual funding approval by Verint Systems’ board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of Verint Systems’ common stock when the awards are calculated, reduced by a discount to be determined by Verint Systems’ board of directors each year. For the fiscal year ending January 31, 2012, Verint Systems’ board of directors has approved up to 150,000 shares of Verint System’s common stock for awards under this program and a discount of 20%. To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will revert to being paid in cash. Shares of Verint Systems’ common stock earned under this program for the fiscal year ending January 31, 2012 are expected to be issued during the first half of the fiscal year ending January 31, 2013. All shares of Verint Systems’ common stock awarded pursuant to this program will be issued under one of Verint’s stockholder-approved equity incentive plans.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14. EQUITY ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC. AND NONCONTROLLING INTEREST

Noncontrolling interest represents minority shareholders’ interest in Verint Systems and Starhome B.V., the Company’s majority-owned subsidiaries and in Ulticom, Inc., a former CTI majority-owned subsidiary, prior to its sale to a third party on December 3, 2010. The Company recognizes noncontrolling interest as a separate component of “Total equity” in the condensed consolidated balance sheets and recognizes income attributable to the noncontrolling interest as a separate component of “Net income (loss)” in the condensed consolidated statements of operations.

Components of equity attributable to Comverse Technology, Inc.’s and its noncontrolling interest are as follows:

	Nine Months Ended October 31, 2011			Nine Months Ended October 31, 2010
	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance, January 31	$413,008	$72,879	$485,887	$422,486	$87,236	$509,722
Comprehensive loss:
Net loss	(63,202)	16,462	(46,740)	(147,751)	9,620	(138,131)
Unrealized gains and losses on available-for-sale securities, net of reclassification adjustments and tax	(4,443)	—	(4,443)	(10,768)	(24)	(10,792)
Unrealized gains and losses for cash flow hedge positions, net of reclassification adjustments and tax	(216)	(157)	(373)	2,111	419	2,530
Foreign currency translation adjustment	(166)	(1,794)	(1,960)	(2,018)	(1,943)	(3,961)

Total comprehensive loss	(68,027)	14,511	(53,516)	(158,426)	8,072	(150,354)
Stock-based compensation expense	7,150	—	7,150	8,152	—	8,152
Exercises of stock options	1,861	—	1,861	—	—	—
Impact from equity transactions of subsidiaries and other	15,268	12,035	27,303	56,547	(5,548)	50,999
Repurchase of common stock	(4,319)	—	(4,319)	(480)	—	(480)

Balance, October 31	$364,941	$99,425	$464,366	$328,279	$89,760	$418,039

15. DISCONTINUED OPERATIONS

On December 3, 2010 (the “Effective Date”), Ulticom, Inc. completed a merger (the “Merger”) with an affiliate of Platinum Equity, pursuant to the terms and conditions of a Merger Agreement, dated October 12, 2010 (the “Merger Agreement”), with Utah Intermediate Holding Corporation (“UIHC”), a Delaware corporation, and Utah Merger Corporation (“Merger Sub”), a New Jersey corporation and wholly-owned subsidiary of UIHC. As a result of the Merger, Ulticom, Inc. became a wholly-owned subsidiary of UIHC.

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

Shares of Ulticom, Inc. common stock held by CTI were purchased by an affiliate of Platinum Equity, pursuant to the terms and conditions of a Share Purchase Agreement, dated October 12, 2010, following payment of the Dividend and immediately prior to the consummation of the Merger. In consideration thereof, CTI received aggregate consideration of up to $17.2 million, amounting up to $2.33 per share, consisting of (i) approximately $13.2 million in cash and (ii) the issuance by Merger Sub to CTI of two non-interest bearing promissory notes originally in the aggregate principal amount of $4.0 million. The first promissory note, originally in the amount of $1.4 million, was subsequently reduced to $0.8 million in connection with the purchase of certain products from Ulticom and is payable to CTI 14 months after the Effective Date. The second promissory note, in the amount of $2.6 million, is payable to CTI following the determination of Ulticom’s revenue for a 24-month period beginning on January 1, 2011 and is subject to reduction by 40% of the difference between $75 million and the revenue generated by Ulticom during such period. This note has no carrying value as of October 31, 2011 and January 31, 2011.

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

The results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statements of operations for the three and nine months ended October 31, 2010.

The results of Ulticom’s operations included in discontinued operations for the three and nine months ended October 31, 2010 were as follows:

	Three Months Ended October 31, 2010	Nine Months Ended October 31, 2010
	(In thousands)
Total revenue	$9,122	$25,817
Loss before income tax (provision) benefit	(1,162)	(4,691)
Income tax (provision) benefit	215	691

Loss from discontinued operations, net of tax	(947)	(4,000)
Tax on discontinued operations	—	—

Total loss from discontinued operations, net of tax	$(947)	$(4,000)

Loss from discontinued operations, net of tax
Attributable to Comverse Technology, Inc.	(774)	(2,998)
Attributable to noncontrolling interest	(173)	(1,002)

Total	$(947)	$(4,000)

The Company had previously entered into transactions with Ulticom for the supply of circuit boards and it is expected these transactions will continue. The purchases made by the Company from Ulticom prior to the Ulticom Sale were $0.4 million and $1.0 million for the three and nine months ended October 31, 2010, respectively. These amounts were eliminated in the condensed consolidated financial statements. The purchases made by the Company from Ulticom were $0.4 million and $1.1 million, in the three and nine months ended October 31, 2011, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC.’S SHAREHOLDERS

Basic earnings (loss) per share attributable to Comverse Technology, Inc.’s shareholders is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted earnings (loss) per share attributable to Comverse Technology, Inc.’s shareholders, shares issuable upon exercise of stock options and deliverable in settlement of unvested DSU awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive. The dilutive impact of subsidiary stock-based awards on Comverse Technology, Inc.’s reported net income is recorded as an adjustment to net income for the three months ended October 31, 2011 and as an adjustment to net loss for the nine months ended October 31, 2011 and three and nine months ended October 31, 2010, respectively, for the purposes of calculating earnings (loss) per share.

The calculation of earnings (loss) per share attributable to Comverse Technology Inc.’s shareholders for the three and nine months ended October 31, 2011 and 2010 was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator:
Net income (loss) from continuing operations attributable to Comverse Technology, Inc. - basic	$35,690	$(40,929)	$(63,202)	$(144,753)
Adjustment for subsidiary stock options	(38)	(2,027)	(88)	—

Net income (loss) from continuing operations attributable to Comverse Technology, Inc. - diluted	$35,652	$(42,956)	$(63,290)	$(144,753)

Net loss from discontinued operations, attributable to Comverse Technology, Inc. - basic and diluted	$—	$(774)	$—	$(2,998)

Denominator:
Basic weighted average common shares outstanding	205,886	205,265	205,891	205,135
Convertible debt obligations	117	—	—	—
Stock options	404	—	—	—
Restricted awards	322	—	—	—

Diluted weighted average common shares outstanding	206,729	205,265	205,891	205,135

Earnings (loss) per share
Basic
Earnings (loss) per share from continuing operations attributable to Comverse Technology, Inc.	$0.17	$(0.20)	$(0.31)	$(0.71)
Loss per share from discontinued operations attributable to Comverse Technology, Inc.	—	(0.00)	—	(0.01)

Basic earnnings (loss) per share	$0.17	$(0.20)	$(0.31)	$(0.72)

Diluted
Earnings (loss) per share from continuing operations attributable to Comverse Technology, Inc.	$0.17	$(0.21)	$(0.31)	$(0.71)
Loss per share from discontinued operations attributable to Comverse Technology, Inc.	—	(0.00)	—	(0.01)

Diluted earnings (loss) per share	$0.17	$(0.21)	$(0.31)	$(0.72)

As a result of the Company’s net loss attributable to Comverse Technology, Inc. during the nine months ended October 31, 2011, the diluted loss per share attributable to Comverse Technology, Inc.’s shareholders computation excludes 0.9 million of contingently issuable shares, respectively, and, for the three and nine months ended October 31, 2010, such computation excludes 0.5 million and 0.7 million of contingently issuable shares, respectively, because the effect would be antidilutive.

The FASB’s guidance requires contingently convertible instruments be included in diluted earnings per share, if dilutive, regardless of whether a market price trigger has been met. The Convertible Debt Obligations meet the definition of a contingently convertible instrument. The Convertible Debt Obligations were excluded from the computation of diluted earnings per share attributable to Comverse Technology, Inc.’s shareholders because the effect would be antidilutive for the nine months ended October 31, 2011 and for the three and nine months ended October 31, 2010, respectively.

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

For the nine months ended October 31, 2011, the Company recorded an income tax provision of $35.8 million, which represents an effective tax rate of (327.0%). The effective tax rate is negative due to the fact that the Company reported income tax expense on a consolidated pre-tax loss. The Company did not record an income tax benefit on the loss for the period, primarily because it maintains valuation allowances against certain of its U.S. and foreign net deferred tax assets. Further, the benefit of losses in other jurisdictions was offset by foreign withholding taxes, certain tax contingencies and taxes recorded with respect to investments in affiliates.

For the nine months ended October 31, 2010, the Company recorded an income tax provision of $49.5 million, which represents an effective tax rate of (58.4%). The effective tax rate is negative due to the fact that the Company reported income tax expense on a consolidated pre-tax loss, primarily due to the mix of income and losses by jurisdiction. The Company did not record an income tax benefit on the loss for the period, primarily because it maintains a valuation allowance against certain of its U.S. and foreign net deferred tax assets. The income tax provision for the period is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the nine months ended October 31, 2010.

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

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of October 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were approximately $137.8 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of October 31, 2011 could decrease by approximately $10.4 million in the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits. The Company’s income tax returns are subject to ongoing tax examinations in several jurisdictions in which the Company operates. The Company believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits. However, an estimate of such changes cannot reasonably be made.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. The Company recorded $1.2 million and $2.1 million of interest and penalties related to uncertain tax positions in its provision for income taxes for the three months ended October 31, 2011 and 2010, respectively. Accrued interest and penalties were $58.2 million and $54.9 million as of October 31, 2011 and January 31, 2011, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18. BUSINESS SEGMENT INFORMATION

The Company changed its reportable segments during the three months ended October 31, 2011. The change in reportable segments is attributable to the implementation of the Phase II Business Transformation at Comverse that focuses on process reengineering to maximize business performance, productivity and operational efficiency. For a more comprehensive discussion relating to the Phase II Business Transformation, see Note 8, Restructuring. As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance. Consequently, the Company’s reportable segments now consist of Comverse BSS, Comverse VAS, and Verint. The results of operations of all the other operations of the Company are included in the column captioned “All Other” as part of the Company’s business segment presentation. The operating segments included in “All Other” do not meet the quantitative thresholds required for a separate presentation. The Company has recast the presentation of its segment information for the six months ended July 31, 2011 (which is included in the segment information for the nine months ended October 31, 2011) and for the three and nine months ended October 31, 2010 to reflect these reportable segments. The Company does not maintain balance sheets for the Comverse operating segments. For a more comprehensive discussion relating to the changes in the Company’s reportable segments, see Note 1, Basis of Presentation. Ulticom was a reportable segment of the Company prior to its sale to a third party on December 3, 2010. As a result of the Ulticom Sale, the results of operations of Ulticom are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed consolidated statements of operations for the three and nine months ended October 31, 2010.

Segment Performance

The Company evaluates its business by assessing the performance of each of its operating segments. CTI’s Chief Executive Officer is its chief operating decision maker (“CODM”). The CODM uses segment performance, as defined below, as the primary basis for assessing the financial results of the operating segments and for the allocation of resources. Segment performance, as the Company defines it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. Segment performance, as defined by management, represents operating results of a segment without the impact of significant expenditures incurred by the segment in connection with the efforts to become or remain current in periodic reporting obligations under the federal securities laws which are expected to be eliminated over time, certain non-cash charges, and certain other gains and charges.

Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses recorded for fiscal periods ended on or before July 31, 2011 relate to fees and expenses incurred in connection with (a) the Company’s efforts to complete current and previously issued financial statements and audits of such financial statements, and (b) the Company’s efforts to become current in its periodic reporting obligations under the federal securities laws. Compliance-related professional fees and compliance-related compensation and other expenses recorded for the three months ended October 31, 2011 relate to fees and expenses incurred in connection with the timely filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011 and the Company’s efforts to remediate material weaknesses in internal control over financial reporting that are expected to be eliminated over time.

In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the three and nine months ended October 31, 2011, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a standalone basis with respect to acquisitions consummated by Verint during the periods presented. Verint did not have a segment revenue adjustment for the three or nine months ended October 31, 2010.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, interest expense, depreciation and amortization, other non-cash items, and segment performance for the three and nine months ended October 31, 2011 and 2010:

	Comverse BSS	Comverse VAS	Verint	All Other	Eliminations	Consolidated
	(In thousands)
Three Months Ended October 31, 2011:

Revenue	$117,731	$112,655	$199,364	$23,328	$—	$453,078
Intercompany revenue	—	—	—	1,066	(1,066)	—

Total revenue	$117,731	$112,655	$199,364	$24,394	$(1,066)	$453,078

Total costs and expenses	$87,318	$64,283	$181,082	$89,309	$(1,044)	$420,948

Income (loss) from operations	$30,413	$48,372	$18,282	$(64,915)	$(22)	$32,130

Computation of segment performance:
Total revenue	$117,731	$112,655	$199,364	$24,394
Segment revenue adjustment	—	—	5,211	—

Segment revenue	$117,731	$112,655	$204,575	$24,394

Total costs and expenses	$87,318	$64,283	$181,082	$89,309
Segment expense adjustments:
Stock-based compensation expense	—	—	6,650	2,010
Amortization of acquisition-related intangibles	4,245	—	9,368	—
Compliance-related professional fees	—	—	3	5,082
Compliance-related compensation and other expenses	(1)	295	—	1,281
Impairment charges	—	—	—	1,118
Litigation settlements and related costs	—	—	—	4,882
Acquisition-related charges	—	—	2,183	—
Restructuring and integration charges	—	—	—	1,838
Gain on sale of land	—	—	—	—
Other	—	—	2,329	3,155

Segment expense adjustments	4,244	295	20,533	19,366

Segment expenses	83,074	63,988	160,549	69,943

Segment performance	$34,657	$48,667	$44,026	$(45,549)

Interest expense	$—	$—	$(7,905)	$(287)	$—	$(8,192)

Depreciation and amortization	$(5,116)	$(1,248)	$(13,613)	$(2,422)	$—	$(22,399)

Other non-cash items (1)	$—	$—	$(44)	$(1,118)	$—	$(1,162)

(1)	Other non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Comverse BSS	Comverse VAS	Verint	All Other	Eliminations	Consolidated
	(In thousands)
Three Months Ended October 31, 2010:

Revenue	$90,906	$121,141	$186,641	$26,772	$—	$425,460
Intercompany revenue	—	—	—	795	(795)	—

Total revenue	$90,906	$121,141	$186,641	$27,567	$(795)	$425,460

Total costs and expenses	$64,888	$65,248	$156,248	$116,992	$(1,218)	$402,158

Income (loss) from operations	$26,018	$55,893	$30,393	$(89,425)	$423	$23,302

Computation of segment performance:
Total revenue	$90,906	$121,141	$186,641	$27,567
Segment revenue adjustment	—	—	—	—

Segment revenue	$90,906	$121,141	$186,641	$27,567

Total costs and expenses	$64,888	$65,248	$156,248	$116,992
Segment expense adjustments:
Stock-based compensation expense	—	—	13,090	2,744
Amortization of acquisition-related intangibles	4,641	—	7,632	—
Compliance-related professional fees	—	—	823	31,144
Compliance-related compensation and other expenses	47	—	—	1,829
Litigation settlements and related costs	—	—	—	(17,258)
Acquisition-related charges	—	—	518	—
Restructuring and integration charges	—	—	—	21,800
Gain on sale of land	—	—	—	(2,371)
Other	—	—	646	1,230

Segment expense adjustments	4,688	—	22,709	39,118

Segment expenses	60,200	65,248	133,539	77,874

Segment performance	$30,706	$55,893	$53,102	$(50,307)

Interest expense	$—	$—	$(8,941)	$(79)	$—	$(9,020)

Depreciation and amortization	$(5,646)	$(1,104)	$(12,148)	$(2,757)	$—	$(21,655)

Other non-cash items (1)	$—	$—	$(15)	$(272)	$—	$(287)

(1)	Other non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Comverse BSS	Comverse VAS	Verint	All Other	Eliminations	Consolidated
	(In thousands)
Nine Months Ended October 31, 2011:

Revenue	$278,403	$276,234	$570,655	$63,650	$—	$1,188,942
Intercompany revenue	—	—	—	3,983	(3,983)	—

Total revenue	$278,403	$276,234	$570,655	$67,633	$(3,983)	$1,188,942

Total costs and expenses	$222,142	$177,217	$512,129	$270,702	$(4,016)	$1,178,174

Income (loss) from operations	$56,261	$99,017	$58,526	$(203,069)	$33	$10,768

Computation of segment performance:
Total revenue	$278,403	$276,234	$570,655	$67,633
Segment revenue adjustment	—	—	6,173	—

Segment revenue	$278,403	$276,234	$576,828	$67,633

Total costs and expenses	$222,142	$177,217	$512,129	$270,702
Segment expense adjustments:
Stock-based compensation expense	—	—	20,841	7,240
Amortization of acquisition-related intangibles	13,241	—	25,664	—
Compliance-related professional fees	—	—	1,011	32,955
Compliance-related compensation and other expenses	2,066	1,531	—	1,885
Impairment charges	—	5	—	1,270
Litigation settlements and related costs	—	—	—	5,444
Acquisition-related charges	—	—	7,377	—
Restructuring and integration charges	—	—	—	14,888
Gain on sale of land	—	—	—	—
Other	—	—	4,335	6,250

Segment expense adjustments	15,307	1,536	59,228	69,932

Segment expenses	206,835	175,681	452,901	200,770

Segment performance	$71,568	$100,553	$123,927	$(133,137)

Interest expense	$—	$—	$(24,556)	$(769)	$—	$(25,325)

Depreciation and amortization	$(15,957)	$(3,281)	$(39,152)	$(7,333)	$—	$(65,723)

Other non-cash items (1)	$—	$—	$(266)	$(1,275)	$—	$(1,541)

(1)	Other non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Comverse BSS	Comverse VAS	Verint	All Other	Eliminations	Consolidated
	(In thousands)
Nine Months Ended October 31, 2010:

Revenue	$242,151	$341,001	$539,930	$69,508	$—	$1,192,590
Intercompany revenue	—	—	—	2,271	(2,271)	—

Total revenue	$242,151	$341,001	$539,930	$71,779	$(2,271)	$1,192,590

Total costs and expenses	$205,272	$222,026	$489,720	$352,320	$(3,308)	$1,266,030

Income (loss) from operations	$36,879	$118,975	$50,210	$(280,541)	$1,037	$(73,440)

Computation of segment performance:
Total revenue	$242,151	$341,001	$539,930	$71,779
Segment revenue adjustment	—	—	—	—

Segment revenue	$242,151	$341,001	$539,930	$71,779

Total costs and expenses	$205,272	$222,026	$489,720	$352,320
Segment expense adjustments:
Stock-based compensation expense	—	—	39,095	8,492
Amortization of acquisition-related intangibles	13,953	—	22,762	—
Compliance-related professional fees	—	—	27,090	107,492
Compliance-related compensation and other expenses	1,617	326	—	804
Litigation settlements and related costs	—	—	—	(17,148)
Acquisition-related charges	—	—	1,349	—
Restructuring and integration charges	—	—	—	28,776
Gain on sale of land	—	—	—	(2,371)
Other	—	—	1,199	269

Segment expense adjustments	15,570	326	91,495	126,314

Segment expenses	189,702	221,700	398,225	226,006

Segment performance	$52,449	$119,301	$141,705	$(154,227)

Interest expense	$—	$—	$(20,825)	$(416)	$—	$(21,241)

Depreciation and amortization	$(17,877)	$(4,348)	$(36,100)	$(7,941)	$—	$(66,266)

Other non-cash items (1)	$—	$—	$(238)	$(595)	$—	$(833)

(1)	Other non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Supplemental Financial Information

As discussed above, the Company has revised its segment reporting as a result of the implementation of the Phase II Business Transformation at Comverse and the manner in which its CODM reviews the operating performance of Comverse and allocates resources to its operating segments. The Company is providing the following additional information, presenting the results of operations of the previous Comverse reporting segment. The Company believes that such presentation provides useful information to investors regarding the performance of the Company’s Comverse subsidiary, including comparability to previously reported financial information. The additional information provided is not a replacement for the business segment information presented above. The results of operations presented in the column below under “Comverse Other” relate to all the operations of the Company’s Comverse subsidiary, other than the Company’s Comverse BSS and Comverse VAS segments and includes the Comverse MI operating segment, Comverse’s Netcentrex operations and Comverse’s global corporate functions that support its business units. The information presented for “Comverse Other” includes unallocated global corporate function costs that are consistent with prior internal allocation practices. The Company determined that the operating segments of the Company’s Comverse subsidiary included in “Comverse Other” do not meet the aggregation criteria under the segment reporting guidance; specifically they do not have similar economic characteristics, which would permit the presentation of “Comverse Other” results of operations as a separate reportable segment in the revised segment reporting information. Accordingly, such results of operations of “Comverse Other” are included in the Company’s “All Other” column.

Comverse performance represents the operating results of the company’s Comverse subsidiary without the impact of significant expenditures incurred by Comverse in connection with the efforts to become or remain current in periodic reporting obligations under the federal securities laws which are expected to be eliminated over time, certain non-cash charges, and certain other gains and charges.

	Comverse BSS	Comverse VAS	Comverse Other	Total Comverse
	(In thousands)
Three Months Ended October 31, 2011:

Revenue	$117,731	$112,655	$12,757	$243,143
Intercompany revenue	—	—	654	654

Total revenue	$117,731	$112,655	$13,411	$243,797

Total costs and expenses	$87,318	$64,283	$62,695	$214,296

Income (loss) from operations	$30,413	$48,372	$(49,284)	$29,501

Computation of Comverse performance:
Total revenue	$117,731	$112,655	$13,411	$243,797

Total costs and expenses	$87,318	$64,283	$62,695	$214,296
Expense adjustments:
Stock-based compensation expense	—	—	974	974
Amortization of acquisition-related intangibles	4,245	—	—	4,245
Compliance-related professional fees	—	—	4,162	4,162
Compliance-related compensation and other expenses	(1)	295	1,281	1,575
Impairment charges	—	—	1,118	1,118
Litigation settlements and related costs	—	—	—	—
Acquisition-related charges	—	—	—	—
Restructuring and integration charges	—	—	1,838	1,838
Gain on sale of land	—	—	—	—
Other	—	—	(8)	(8)

Expense adjustments	4,244	295	9,365	13,904

Expenses after adjustments				200,392

Comverse performance				$43,405

Interest expense	$—	$—	$(283)	$(283)

Depreciation and amortization	$(5,116)	$(1,248)	$(2,202)	$(8,566)

Other non-cash items (1)	$—	$—	$(1,118)	$(1,118)

(1)	Other non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Total Comverse
	(In thousands)
Three Months Ended October 31, 2010:

Revenue	$90,906	$121,141	$16,279	$228,326
Intercompany revenue	—	—	575	575

Total revenue	$90,906	$121,141	$16,854	$228,901

Total costs and expenses	$64,888	$65,248	$107,884	$238,020

Income (loss) from operations	$26,018	$55,893	$(91,030)	$(9,119)

Computation of Comverse performance:
Total revenue	$90,906	$121,141	$16,854	$228,901

Total costs and expenses	$64,888	$65,248	$107,884	$238,020
Expense adjustments:
Stock-based compensation expense	—	—	858	858
Amortization of acquisition-related intangibles	4,641	—	—	4,641
Compliance-related professional fees	—	—	23,134	23,134
Compliance-related compensation and other expenses	47	—	1,840	1,887
Impairment charges	—	—	—	—
Litigation settlements and related costs	—	—	—	—
Acquisition-related charges	—	—	—	—
Restructuring and integration charges	—	—	21,800	21,800
Gain on sale of land	—	—	(2,371)	(2,371)
Other	—	—	21	21

Expense adjustments	4,688	—	45,282	49,970

Expenses after adjustments				188,050

Comverse performance				$40,851

Interest expense	$—	$—	$(77)	$(77)

Depreciation and amortization	$(5,646)	$(1,104)	$(2,526)	$(9,276)

Other non-cash items (1)	$—	$—	$(272)	$(272)

(1)	Other non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Total Comverse
	(In thousands)
Nine Months Ended October 31, 2011:

Revenue	$278,403	$276,234	$32,624	$587,261
Intercompany revenue	—	—	2,355	2,355

Total revenue	$278,403	$276,234	$34,979	$589,616

Total costs and expenses	$222,142	$177,217	$188,840	$588,199

Income (loss) from operations	$56,261	$99,017	$(153,861)	$1,417

Computation of Comverse performance:
Total revenue	$278,403	$276,234	$34,979	$589,616

Total costs and expenses	$222,142	$177,217	$188,840	$588,199
Expense adjustments:
Stock-based compensation expense	—	—	2,671	2,671
Amortization of acquisition-related intangibles	13,241	—	—	13,241
Compliance-related professional fees	—	—	14,629	14,629
Compliance-related compensation and other expenses	2,066	1,531	1,885	5,482
Impairment charges	—	5	1,270	1,275
Litigation settlements and related costs	—	—	474	474
Acquisition-related charges	—	—	—	—
Restructuring and integration charges	—	—	14,888	14,888
Gain on sale of land	—	—	—	—
Other	—	—	(55)	(55)

Expense adjustments	15,307	1,536	35,762	52,605

Expenses after adjustments				535,594

Comverse performance				$54,022

Interest expense	$—	$—	$(754)	$(754)

Depreciation and amortization	$(15,957)	$(3,281)	$(6,676)	$(25,914)

Other non-cash items (1)	$—	$—	$(1,275)	$(1,275)

(1)	Other non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Total Comverse
	(In thousands)
Nine Months Ended October 31, 2010:

Revenue	$242,151	$341,001	$42,223	$625,375
Intercompany revenue	—	—	1,644	1,644

Total revenue	$242,151	$341,001	$43,867	$627,019

Total costs and expenses	$205,272	$222,026	$276,297	$703,595

Income (loss) from operations	$36,879	$118,975	$(232,430)	$(76,576)

Computation of Comverse performance:
Total revenue	$242,151	$341,001	$43,867	$627,019

Total costs and expenses	$205,272	$222,026	$276,297	$703,595
Expense adjustments:
Stock-based compensation expense	—	—	1,640	1,640
Amortization of acquisition-related intangibles	13,953	—	—	13,953
Compliance-related professional fees	—	—	63,536	63,536
Compliance-related compensation and other expenses	1,617	326	810	2,753
Impairment charges	—	—	—	—
Litigation settlements and related costs	—	—	—	—
Acquisition-related charges	—	—	—	—
Restructuring and integration charges	—	—	28,776	28,776
Gain on sale of land	—	—	(2,371)	(2,371)
Other	—	—	(1,421)	(1,421)

Expense adjustments	15,570	326	90,970	106,866

Expenses after adjustments				596,729

Comverse performance				$30,290

Interest expense	$—	$—	$(406)	$(406)

Depreciation and amortization	$(17,877)	$(4,348)	$(7,225)	$(29,450)

Other non-cash items (1)	$—	$—	$(595)	$(595)

(1)	Other non-cash items consist primarily of write-offs and impairments of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19. RELATED PARTY TRANSACTIONS

Verint Series A Convertible Perpetual Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (the “Securities Purchase Agreement”), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (the “preferred stock”), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through October 31, 2011 and January 31, 2011, cumulative, undeclared dividends on the preferred stock were $55.6 million and $45.7 million, respectively. As of October 31, 2011 and January 31, 2011, the liquidation preference of the preferred stock was $348.6 million and $338.7 million, respectively.

Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of October 31, 2011 and January 31, 2011, the preferred stock could be converted into approximately 10.7 million and 10.4 million shares of Verint Systems’ common stock, respectively.

20. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company provides certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of October 31, 2011 and January 31, 2011, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $52.6 million as of October 31, 2011, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2016.

Warranty Liabilities

Warranty liabilities were not significant to the Company as of October 31, 2011 and January 31, 2011.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

As part of the settlement of the consolidated shareholder class action, as amended, CTI agreed to make payments to a class action settlement fund in the aggregate amount of up to $165.0 million that were paid as follows:

•	$1.0 million that was paid following the signing of the settlement agreement in December 2009;

•	$17.9 million that was paid in July 2010 (representing an agreed $21.5 million payment less a holdback of $3.6 million in respect of the then anticipated Opt-out Credit);

•	$30.0 million that was paid in May 2011;

•	$20.0 million that was paid in October 2011; and

•

$91.3 million (representing the remaining $92.5 million less the amount by which the Opt-out Credit exceeded the holdback described above) that was paid subsequent to October 31, 2011, of which $82.5 million was paid through the issuance of 12,462,236 shares of CTI’s common stock and the remainder paid in cash.

Under the terms of the settlement agreement, if CTI received net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI was required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI received net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI was required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI held its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use the proceeds

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

from sales of such ARS until the amounts payable under the settlement agreement are paid in full. As of October 31, 2011 and January 31, 2011, the Company had $14.1 million and $33.4 million, respectively, of cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement applied which were classified in “Restricted cash and bank time deposits” within the condensed consolidated balance sheets. Following the payment by CTI of the remaining amounts payable under the settlement agreement, the security interest for the benefit of the plaintiff class in the Company’s account terminated.

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

Pursuant to the amendment, Mr. Alexander agreed to waive certain rights to terminate the settlement and received the right to a credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. CTI’s settlement of claims against it in the class action was not contingent upon Mr. Alexander satisfying his payment obligations. Certain other defendants in the Direct Actions and the shareholder derivative actions have paid to CTI an aggregate of $1.4 million and certain former directors relinquished certain outstanding unexercised stock options. As part of the settlement of the shareholder derivative actions, CTI paid, in October 2010, $9.4 million to cover the legal fees and expenses of the plaintiffs. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action.

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

As of October 31, 2011 and January 31, 2011, the Company had accrued liabilities for this matter of $96.2 million and $146.1 million, respectively.

Opt-Out Plaintiffs’ Action

On September 28, 2010, an action was filed in the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436. Plaintiffs alleged that they were CTI shareholders who purchased CTI’s publicly traded securities in 2005, 2006 and 2007. The plaintiffs, Maverick Fund, L.D.C. and certain affiliated investment funds, opted not to participate in the settlement of the consolidated shareholder class action described above. The complaint named CTI, its former Chief Executive Officer and certain of its former officers and directors as defendants and alleged, among other things, violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options, other accounting practices at CTI and the timeline for CTI to become current in its periodic reporting obligations. The action sought compensatory damages in an unspecified amount. The Company filed a motion to dismiss the complaint in December 2010, and a hearing on the motion was conducted on March 4, 2011. On July 12, 2011, the Court dismissed the plaintiffs’ claims related to their purchase of CTI’s securities in 2007 and the claims against Andre Dahan, CTI’s former President and Chief Executive Officer, and Avi Aronovitz, CTI’s former Interim Chief Financial Officer, and otherwise denied CTI’s motion to dismiss. In December 2011, the parties agreed to a settlement in principle, pursuant to which CTI would be required to pay the plaintiffs approximately $9.5 million. The Company recorded an additional liability of $4.9 million in connection with this matter as of October 31, 2011, representing the amount by which the anticipated settlement amount exceeds the Opt-out Credit and certain other credits under the settlement agreement of the consolidated shareholder class action.

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

Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both seek to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise by certain employees and former employees of certain CTI and Verint Systems stock options, respectively. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. The Katriel case has been consolidated with the Katriel case filed in the Tel Aviv District Court (Case Number 1334/09) and is subject to the stay discussed above. At the preliminary hearing in the Tel Aviv District Court in October 2011, the Deutsch case was also made subject to the stay discussed above.

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

As a result of CTI’s inability to become current in its periodic reporting obligations under the federal securities laws in accordance with the final judgment and court order by February 8, 2010, CTI received an additional “Wells Notice” from the staff of the SEC on February 4, 2010. The “Wells Notice” provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI’s securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a “Wells Notice” have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock because, prior to the filing of the Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 with the SEC on October 4, 2010, CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge issued an initial decision to revoke the registration of CTI’s common stock. The initial decision did not become effective until the SEC issued a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which the final brief was filed on November 1, 2010. On February 17, 2011, the SEC issued an order directing the parties to file additional briefs in the matter and such briefs were filed on March 7, 2011. In May 2011, the SEC granted CTI’s motion for oral argument and such argument was scheduled for July 14, 2011.

On July 13, 2011, CTI entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding, which terms were subsequently reflected in an Offer of Settlement made on July 26, 2011 and which the SEC accepted on September 8, 2011. Under the terms of the settlement, the SEC’s Division of Enforcement agreed to recommend that the SEC resolve the Section 12(j) administrative proceeding against CTI if CTI filed its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 by 5:30 p.m. EDT on September 9, 2011 (which reports were filed on July 28, 2011) and its Quarterly Report for the fiscal quarter ended July 31, 2011 on a timely basis (which report was filed timely on September 8, 2011).

On September 16, 2011, the SEC ordered termination of the Section 12(j) administrative proceeding and entry of final judgment without the imposition of a remedy under such section. With the entry of final judgment, the Section 12(j) administrative proceeding has been resolved.

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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

21. SUBSEQUENT EVENTS

Final Payment under Consolidated Shareholder Class Action Settlement Agreement and Release of ARS

Subsequent to October 31, 2011, CTI paid the remaining amount payable under the settlement agreement of the consolidated shareholder class action of $91.3 million, of which $82.5 million was paid through the issuance of 12,462,236 shares of CTI’s common stock and the remainder paid in cash. Following the payment by CTI of such amounts, the security interest for the benefit of the plaintiff class in the account in which CTI held its ARS and cash proceeds from sales and redemptions of ARS (including interest thereon) terminated.

Approval of the 2011 Stock Incentive Compensation Plan

In September 2011, CTI’s Board approved the Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan (the “2011 Incentive Plan”) and such plan was approved by CTI’s shareholders at the annual shareholder meeting held on November 16, 2011. A total of 22,000,000 shares of CTI common stock are reserved for issuance under the 2011 Incentive Plan. Equity awards may be granted under the 2011 Incentive Plan to employees, non-employee directors and consultants as well as employees and consultants of our subsidiaries and affiliates.

Sale of ARS

In November 2011, CTI sold approximately $61.2 million aggregate principal amount of ARS with a carrying amount of $50.0 million as of October 31, 2011 for approximately $49.2 million in cash.

Acquisitions

In November 2011, Verint acquired technology and other assets in two separate transactions that both qualify as business combinations. Combined consideration for these acquisitions, including potential future contingent consideration, will be less than $10.0 million. The impacts of these acquisitions will not be material to the Company’s condensed consolidated financial statements.

Settlement of Opt-Out Plaintiffs’ Action

On September 28, 2010, an action was filed in the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436. Plaintiffs alleged that they were CTI shareholders who purchased CTI’s publicly traded securities in 2005, 2006 and 2007. The plaintiffs, Maverick Fund, L.D.C. and certain affiliated investment funds, opted not to participate in the settlement of the consolidated shareholder class action. In December 2011, the parties agreed to a settlement in principle, pursuant to which CTI would be required to pay the plaintiffs approximately $9.5 million. The Company recorded an additional liability of $4.9 million in connection with this matter as of October 31, 2011, representing the amount by which the anticipated settlement amount exceeds the Opt-out Credit and certain other credits under the settlement agreement of the consolidated shareholder class action. See Note 20, Commitments and Contingencies.

Verint’s New Lease Agreement

In November 2011, Verint executed a lease agreement for a new facility in the Americas region. This new facility will be occupied in connection with the expiration of Verint’s existing facility lease in the area at the end of November 2012. The lease term extends through September 2026. The aggregate minimum lease commitment over the term of this new lease, excluding operating expenses, is approximately $36.1 million.

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

Corporate Structure

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

As previously disclosed, during the fiscal year ended January 31, 2011, we commenced certain initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan, significantly reducing its annualized operating costs. During the nine months ended October 31, 2011, Comverse implemented a second phase of measures (referred to as the Phase II Business Transformation) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus.

As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance. Comverse’s business units consist of the following:

•

BSS, which conducts Comverse’s converged, prepaid and postpaid billing and active management systems business and includes groups engaged in product management, professional services, research and development and product sales;

•

VAS, which conducts Comverse’s value-added services business and includes groups engaged in VAS delivery, voice product research and development, messaging product research and development and product sales; and

•

Mobile Internet (or Comverse MI), which is responsible for Comverse’s mobile Internet products and includes groups engaged in product management, solution engineering, delivery, research and development and product sales.

In addition, Comverse created Global Services (or Comverse GLS), which provides customer post-delivery services and includes groups engaged in support services for BSS, VAS and mobile Internet products, services sales and product management.

Certain Comverse business operations are conducted through the following global corporate functions:

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

Comverse is a wholly-owned subsidiary of CTI.

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

In the enterprise market, Verint’s Enterprise Intelligence solutions help organizations enhance customer service operations in contact centers, branches and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, Verint’s Video Intelligence, public safety, and Communications Intelligence solutions are vital to government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.

As of November 15, 2011, CTI held 41.9% of the outstanding shares of Verint Systems’ common stock and 100% of the outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, of Verint Systems (or the preferred stock), giving CTI aggregate beneficial ownership of 54.4% of Verint Systems’ common stock. The common stock of Verint Systems is publicly traded and Verint Systems files separate periodic and current reports with the SEC, which are available on its website, www.verint.com, and on the SEC’s website at www.sec.gov.

Starhome

Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless operators use Starhome’s software-based solutions to generate additional revenue and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network.

As of November 15, 2011, CTI held 66.5% of Starhome B.V., a privately-held company.

Significant Events

During the three months ended October 31, 2011 and subsequent thereto, the following significant events occurred:

Timely Filing of Periodic Reports. During the three months ended October 31, 2011, CTI resumed the timely filing of its periodic reports with the filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011. Expenses for accounting, tax and legal fees incurred in connection with the filing of this report and to remediate material weaknesses in internal control over financial reporting, declined compared to three months ended July 31, 2011 but continued to be significant. During the three months ended October 31, 2011, these expenses aggregated $5.1 million and were primarily incurred by CTI.

Resolution of SEC Section 12(j) Administrative Proceeding. As previously disclosed, on March 23, 2010, the SEC instituted an administrative proceeding pursuant to Section 12(j) of the Exchange Act to revoke the registration of CTI’s common stock because of CTI’s previous failure to file certain periodic reports with the SEC. On July 13, 2011, CTI entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding, which terms were subsequently reflected in an Offer of Settlement made on July 26, 2011 and which the SEC accepted on September 8, 2011. Under the terms of the settlement, the SEC’s Division of Enforcement agreed to recommend that the SEC resolve the Section 12(j) administrative proceeding against CTI if CTI filed its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 by 5:30 p.m. EDT on September 9, 2011 (which reports were filed on July 28, 2011) and its Quarterly Report for the fiscal quarter ended July 31, 2011 on a timely basis (which report was filed timely on September 8, 2011). On September 16, 2011, the SEC ordered termination of the Section 12(j) administrative proceeding and entry of final judgment without the imposition of a remedy under such section. With the entry of final judgment, the Section 12(j) administrative proceeding has been resolved.

Relisting on NASDAQ. In September 2011, NASDAQ approved CTI’s application for the relisting of its common stock on The NASDAQ Global Select Market and trading resumed on September 23, 2011.

Final Payments under Consolidated Shareholder Class Action Settlement Agreement and Release of ARS. In December 2009, CTI entered into an agreement, which was amended in June 2010, to settle the consolidated shareholder class action. In October 2011, CTI paid $20.0 million in cash due under the settlement agreement. Subsequent to October 31, 2011, CTI paid the remaining amount payable under the settlement agreement of the consolidated shareholder class action of $91.3 million, of which $82.5 million was paid through the issuance of 12,462,236 shares of CTI’s common stock and the remainder paid in cash. Following the payment by CTI of such amounts, the security interest for the benefit of the plaintiff class in the account in which CTI held its auction rate securities (or ARS) and cash proceeds from sales and redemptions of ARS (including interest thereon) terminated.

Verint’s Business Acquisitions. During the three months ended October 31, 2011, Verint completed three business combinations that consisted of the acquisitions of Global Management Technologies Corporation (or GMT), a privately-held provider of workforce management solutions, Vovici Corporation (or Vovici), a U.S.-based privately-held provider of online survey management and enterprise feedback solutions and a privately-held provider of communications intelligence solutions, data retention services, and network performance management, based in the Americas region. For more information relating to these acquisitions, see note 5 to the condensed consolidated financial statements included in this Quarterly Report.

Changes in Board Composition. In September 2011, Mr. Richard Nottenburg and Mr. A. Alexander Porter, Jr., each advised CTI that, for personal reasons, he will not seek re-election as a director at CTI’s annual shareholder meeting held on November 16, 2011. Each of Messrs. Nottenburg and Porter indicated that his decision was not a result of any disagreement with CTI. In addition, at the annual shareholder meeting, each of Mr. Raz Alon and Mr. Joseph O’Donnell did not receive a majority of the votes cast as required by CTI’s By-Laws. Consequently, and, in accordance with CTI’s Corporate Governance Guidelines and Principles, each of Messrs. Alon and O’Donnell tendered his resignation from the Board, which resignations were accepted by the Board. Also, on November 16, 2011, following the annual shareholder meeting, the Board reduced the size of the Board to six directors.

Approval of the 2011 Stock Incentive Compensation Plan. In September 2011, CTI’s Board approved the Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan (referred to as the 2011 Incentive Plan) and such plan was approved by CTI’s shareholders at the annual shareholder meeting held on November 16, 2011. A total of 22,000,000 shares of CTI common stock are reserved for issuance under the 2011 Incentive Plan. Equity awards may be granted under the 2011 Incentive Plan to employees, non-employee directors and consultants as well as employees and consultants of our subsidiaries and affiliates.

Sale of ARS. In November 2011, CTI sold approximately $61.2 million aggregate principal amount of ARS with a carrying amount of $50.0 million as of October 31, 2011 for approximately $49.2 million in cash.

Settlement of Opt-Out Plaintiffs’ Action. In December 2011, CTI agreed to a settlement in principle of an action initiated by Maverick Fund, L.D.C. and certain affiliated investment funds, who opted not to participate in the settlement of the consolidated shareholder class action. Pursuant to the settlement in principle, CTI would be required to pay the plaintiffs approximately $9.5 million. For a more detailed discussion, see note 20 to the condensed consolidated financial statements included in this Quarterly Report.

Verint’s New Lease Agreement. In November 2011, Verint executed a lease agreement for a new facility in the Americas region. This new facility will be occupied in connection with the expiration of Verint’s existing facility lease in the area at the end of November 2012. The lease term extends through September 2026. The aggregate minimum lease commitment over the term of this new lease, excluding operating expenses, is approximately $36.1 million

Liquidity Forecast at CTI and Comverse

We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months. For a more comprehensive discussion of our liquidity forecast, see “—Liquidity and Capital Resources—Financial Condition of CTI and Comverse—Liquidity Forecast.”

Changes in Reportable Segments

We changed our reportable segments during the three months ended October 31, 2011. The change in reportable segments is attributable to the implementation of the Phase II Business Transformation at Comverse that focuses on process reengineering to maximize business performance, productivity and operational efficiency. For a more comprehensive discussion relating to the Phase II Business Transformation, see “—Corporate Structure—Comverse” and note 8 to the condensed consolidated financial statements included in this Quarterly Report. As a result of the Phase II Business Transformation, Comverse BSS, Comverse VAS and Comverse MI became operating segments. The revenue of each of Comverse BSS, Comverse VAS and Comverse MI includes the revenue generated by Comverse GLS that is attributable to the operations of each such operating segment. The costs and expenses of each of Comverse BSS, Comverse VAS and Comverse MI are comprised of direct costs such as product materials and personnel-related costs, and costs and expenses incurred by Comverse GLS in connection with the operations of each such operating segment. The chief operating decision maker (or CODM), CTI’s Chief Executive Officer, uses the segment performance of Comverse BSS, Comverse VAS and Comverse MI, after including the amounts attributable to Comverse GLS, for assessing the financial results of the segments and for the allocation of resources. The discrete financial information of Comverse GLS is not used by the CODM for the assessment of financial results or the allocation of resources.

Our reportable segments now consist of Comverse BSS, Comverse VAS, and Verint. The results of operations of all of our other operations are included in the column captioned “All Other” as part of our business segment presentation. The operating segments included in “All Other” do not meet the quantitative thresholds required for a separate presentation. See note 18 to the condensed consolidated financial statements included in this Quarterly Report. We have recast the presentation of our segment information for the six months ended July 31, 2011 (which is included in the segment information for the nine months ended October 31, 2011) and for the three and nine months ended October 31, 2010 to reflect these reportable segments. We do not maintain balance sheets for the Comverse operating segments. For a more comprehensive discussion relating to the changes in our reportable segments, see note 1 to the condensed consolidated financial statements included in this Quarterly Report. Ulticom was a reportable segment prior to its sale to a third party on December 3, 2010. As a result of the Ulticom Sale, the results of operations of Ulticom are reflected in discontinued operations for the three and nine months ended October 31, 2010. See note 15 to the condensed consolidated financial statements included in this Quarterly Report.

Segment Performance

We evaluate our business by assessing the performance of each of our operating segments. CTI’s Chief Executive Officer is its CODM. The CODM uses segment performance, as defined below, as the primary basis for assessing the financial results of the operating segments and for the allocation of resources. Segment performance, as we define it in accordance with the Financial Accounting Standard Board’s (or the FASB) guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. Segment performance, as defined by management, represents operating results of a segment without the impact of significant expenditures incurred by the segment in connection with the efforts to become or remain current in periodic reporting obligations under the federal securities laws which are expected to be eliminated over time, certain non-cash charges, and certain other gains and charges.

Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment charges; (vi) litigation settlements and related costs; (vii) acquisition-related charges; (viii) restructuring and integration charges; and (ix) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses recorded for fiscal periods ended on or before July 31, 2011 relate to fees and expenses incurred in connection with (a) our efforts to complete current and previously issued financial statements and audits of such financial statements, and (b) our efforts to become current in our periodic reporting obligations under the federal securities laws. Compliance-related professional fees and compliance-related compensation and other expenses recorded for the three months ended October 31, 2011 relate to fees and expenses incurred in connection with the timely filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011 and our efforts to remediate material weaknesses in internal control over financial reporting that are expected to be eliminated over time. For additional information on how we apply segment performance to evaluate the operating results of our segments for each of the three and nine months ended October 31, 2011 and 2010, see note 18 to the condensed consolidated financial statements included in this Quarterly Report.

In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time-to-time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the three and nine months ended October 31, 2011, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a standalone basis with respect to acquisitions consummated by Verint during the periods presented. Verint did not have a segment revenue adjustment for the three or nine months ended October 31, 2010.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(Dollars in thousands)

SEGMENT RESULTS

Comverse BSS
Segment revenue	$117,731	$90,906	$278,403	$242,151
Segment performance	$34,657	$30,706	$71,568	$52,449
Segment performance margin	29.4%	33.8%	25.7%	21.7%

Comverse VAS
Segment revenue	$112,655	$121,141	$276,234	$341,001
Segment performance	$48,667	$55,893	$100,553	$119,301
Segment performance margin	43.2%	46.1%	36.4%	35.0%

Verint
Segment revenue	$204,575	$186,641	$576,828	$539,930
Segment performance	$44,026	$53,102	$123,927	$141,705
Segment performance margin	21.5%	28.5%	21.5%	26.2%
All Other
Segment revenue	$24,394	$27,567	$67,633	$71,779
Segment performance	$(45,549)	$(50,307)	$(133,137)	$(154,227)
Segment performance margin	(186.7%)	(182.5%)	(196.9%)	(214.9%)

For a discussion of the results of our segments, see “—Results of Operations.”

Comverse Subsidiary Financial Highlights

As discussed above, we revised our segment reporting as a result of the implementation of the Phase II Business Transformation at Comverse and the manner in which our CODM reviews the operating performance of Comverse and allocates resources to its operating segments. We are providing the following additional information, presenting highlights of the results of operations of the previous Comverse reporting segment. We believe that such presentation provides useful information to investors regarding the performance of our Comverse subsidiary, including comparability to previously reported financial information. The additional information provided is not a replacement for or subset of business segment information.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(Dollars in thousands)

COMVERSE SUBSIDIARY RESULTS
Comverse revenue	$243,797	$228,901	$589,616	$627,019
Comverse performance(1)	$43,405	$40,851	$54,022	$30,290
Comverse performance margin	17.8%	17.8%	9.2%	4.8%

(1)	Comverse performance represents the operating results of our Comverse subsidiary without the impact of significant expenditures incurred by Comverse in connection with our efforts to become or remain current in periodic reporting obligations under the federal securities laws which are expected to be eliminated over time, certain non-cash charges, and certain other gains and charges.

For more information, see “-Comverse Business Trends and Uncertainties” and note 18 to the condensed consolidated financial statements included in this Quarterly Report.

Comverse Business Trends and Uncertainties

Comverse

        As previously disclosed, during the fiscal year ended January 31, 2011, we commenced certain initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan, significantly reducing its annualized operating costs. During the nine months ended October 31, 2011, Comverse implemented the Phase II Business Transformation. As part of the Phase II Business Transformation, Comverse is seeking to achieve improved operating performance and sustain double digit Comverse performance margins and positive operating cash flows. We believe that Comverse is beginning to realize some of the benefits of these initiatives. In the three and nine months ended October 31, 2011, Comverse improved its operating performance compared to the prior year period. Consistent with the preceding fiscal quarter, for the three months ended October 31, 2011, Comverse continued to have positive cash flows from operations. We believe that the improvement in performance and cash flows is attributable, to a large extent, to management’s enhanced focus on profitability, improved cash collections and cost reduction measures.

As part of the Phase II Business Transformation, Comverse has achieved cost reduction through process reengineering to maximize business performance, productivity and operational efficiency. In addition, compliance-related professional fees declined significantly during the three and nine months ended October 31, 2011 compared to the three and nine months ended October 31, 2010.

We believe that further cost reductions will result primarily from declines in compliance-related professional fees expected as we resumed the timely filing of our periodic reports and after we complete the remediation of material weaknesses in internal controls over financial reporting. These cost reductions may be partially offset by, among other factors, the increasing complexity of project deployment which may result in higher product delivery costs.

Comverse BSS

As part of its previously disclosed strategy, Comverse is continuing its efforts to expand its presence and market share in the BSS market with BSS solutions that we believe offer several advantages over competitors’ offerings. Comverse is currently beginning to experience an increase in customer demand for its Comverse ONE converged billing solution. Comverse BSS improved, and continues to improve, its delivery and implementation capabilities which resulted in reduced cost, faster delivery time and increased customer satisfaction. In addition, Comverse BSS continues to focus on broadening its customer solution and service offerings, including managed services, to existing and new customers.

We believe that Comverse’s BSS solutions offering has the potential to become a key driver of growth going forward. We expect that Comverse will continue to build on the strength of its Comverse ONE solution, particularly in the converged billing segment of the BSS market, which is expected to grow rapidly over the next few years.

Comverse BSS’s revenue for the three and nine months ended October 31, 2011 include revenue recognized on an accelerated basis due to the adoption of new accounting guidance. On February 1, 2011, we adopted new accounting guidance relating to revenue recognition on a prospective basis. This guidance amends the criteria for allocating consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy. As a result of the adoption of this guidance, an additional $35.0 million and $36.3 million of revenue was recognized for the three and nine months ended October 31, 2011, respectively. For more information, see note 2 to the condensed consolidated financial statements included in this Quarterly Report. Such additional revenue included $33.5 million and $34.7 million of additional revenue recognized under the new guidance as compared to the revenue that would have been recognized under prior accounting guidance for the three and nine months ended October 31, 2011, respectively, resulting from material modifications of certain existing contracts in connection with change orders that included the purchase of additional customer solutions and services and the expansion of projects by customers.

Comverse VAS

Revenue from VAS customer solutions for the three and nine months ended October 31, 2011 decreased compared to the three and nine months ended October 31, 2010. The decrease in VAS revenue is attributable in part to Comverse’s strategy to pursue primarily higher margin VAS projects which may result in lower VAS revenue but greater project and product profitability. Although operating margins declined in the three months ended October 31, 2011 compared to the prior year period, they did increase slightly for the nine months ended October 31, 2011 compared to nine months ended October 31, 2010. Comverse VAS continues its efforts to improve its operating margins.

Comverse VAS continues to maintain its market leadership in voice-based products, such as voicemail and call completion. Other services, however, such as certain voice and SMS text message services and MMS, have become relatively commoditized, resulting in reduced revenue and margins. As part of its efforts to maintain its market position, Comverse is engaged in the promotion of advanced offerings such as visual voicemail, call management, IP Engine (an IP-based messaging platform) and a Service Enablement Middleware cloud-based solution. We believe demand for advanced offerings may grow due to the increasing deployment of smart phones by wireless communication service providers. Accordingly, Comverse continues to expend significant resources on VAS research and development activities in order to enhance existing products and develop new solutions.

Comverse VAS’s revenue for the three and nine months ended October 31, 2011 include revenue recognized on an accelerated basis due to the adoption of new accounting guidance on February 1, 2011, as described above. As a result of this guidance, an additional $3.9 million and $4.5 million of revenue was recognized for the three and nine months ended October 31, 2011, respectively. For more information, see note 2 to the condensed consolidated financial statements included in this Quarterly Report. Additional revenue recognized under the new guidance as compared to the revenue that would have been recognized under prior accounting guidance for the three and nine months ended October 31, 2011, respectively, resulting from material modifications of certain existing contracts was not significant.

Uncertainties Impacting Future Performance

We believe that Comverse may have lost business opportunities due to concerns on the part of customers about our financial condition and CTI’s previous extended delay in becoming current in its periodic reporting obligations under the federal securities laws. We anticipate that these concerns will ease as a result of the successful implementation of initiatives to improve our cash position and CTI becoming current in its reporting obligations. We also believe that the relisting of CTI’s common stock on NASDAQ has enhanced Comverse’s market perception and will increase the willingness of customers and partners to purchase our solutions and services.

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

As discussed above, as part of its strategy, Comverse is continuing its efforts to expand its BSS business and pursue primarily higher margin VAS projects which have resulted in lower VAS revenue. We expect that the BSS revenue portion of Comverse’s total revenue will increase and that the VAS revenue portion of total revenue will decline. Currently, we are unable to predict whether increases in BSS revenue, if any, will exceed or fully offset declines in VAS revenue. If BSS revenue does not increase or if increases in BSS revenue do not exceed or fully offset declines in VAS revenue, Comverse’s revenue, profitability and cash flows may be materially adversely affected.

Due to current market trends and consumer preferences, we expect that Comverse’s advanced offerings will account for a larger portion of its revenue. Although Comverse’s advanced offerings have proven to be initially successful, it is unclear whether they will be widely adopted by Comverse’s existing and potential customers. Currently, we are unable to predict whether increases in revenue from Comverse’s advanced offerings will exceed or fully offset declines that Comverse may experience in the sale of traditional solutions. If increases in revenue from Comverse’s advanced offerings do not exceed or fully offset any declines in revenue from traditional solutions, due to adverse market trends or changes in consumer preferences, Comverse’s revenue, profitability and cash flows may be materially adversely affected.

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

Three and Nine Months Ended October 31, 2011 Compared to Three and Nine Months Ended October 31, 2010

Condensed Consolidated Results

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$453,078	$425,460	$27,618	6.5%	$1,188,942	$1,192,590	$(3,648)	(0.3%)

Income (loss) from operations	32,130	23,302	8,828	37.9%	10,768	(73,440)	84,208	(114.7%)
Interest income	826	833	(7)	(0.8%)	3,493	2,835	658	23.2%
Interest expense	(8,192)	(9,020)	828	(9.2%)	(25,325)	(21,241)	(4,084)	19.2%
Loss on extinguishment of debt	—	—	—	N/M	(8,136)	—	(8,136)	N/M
Other (expense) income, net	(4,144)	1,563	(5,707)	N/M	8,253	7,178	1,075	15.0%
Income tax benefit (provision)	21,647	(47,237)	68,884	(145.8%)	(35,793)	(49,463)	13,670	(27.6%)

Net income (loss) from continuing operations	42,267	(30,559)	72,826	(238.3%)	(46,740)	(134,131)	87,391	(65.2%)
Loss from discontinued operations, net of tax	—	(947)	947	(100.0%)	—	(4,000)	4,000	(100.0%)

Net income (loss)	42,267	(31,506)	73,773	(234.2%)	(46,740)	(138,131)	91,391	(66.2%)

Less: Net income attributable to noncontrolling interest	(6,577)	(10,197)	3,620	(35.5%)	(16,462)	(9,620)	(6,842)	71.1%

Net income (loss) attributable to Comverse Technology, Inc.	$35,690	$(41,703)	$77,393	(185.6%)	$(63,202)	$(147,751)	$84,549	(57.2%)

Earnings (loss) per share attributable to Comverse Technology, Inc.’s shareholders:
Basic earnings (loss) per share
Continuing operations	$0.17	$(0.20)	$0.37		$(0.31)	$(0.71)	$0.40

Discontinued operations	$—	$(0.00)	$0.00		$—	$(0.01)	$0.01

Diluted earnings (loss) per share
Continuing operations	$0.17	$(0.21)	$0.38		$(0.31)	$(0.71)	$0.40

Discontinued operations	$—	$(0.00)	$0.00		$—	$(0.01)	$0.01

Net income (loss) attributable to Comverse Technology, Inc.
Net income (loss) from continuing operations	$35,690	$(40,929)	$76,619		$(63,202)	$(144,753)	$81,551
Loss from discontinued operations, net of tax	—	(774)	774		—	(2,998)	2,998

Net income (loss) attributable to Comverse Technology, Inc.	$35,690	$(41,703)	$77,393		$(63,202)	$(147,751)	$84,549

Total Revenue

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Total revenue was $453.1 million for the three months ended October 31, 2011, an increase of $27.6 million, or 6.5%, compared to the three months ended October 31, 2010. The increase was attributable to increases in revenue of $26.8 million and $12.7 million at the Comverse BSS and Verint segments, respectively, partially offset by decreases in revenue of $8.5 million and $3.4 million at the Comverse VAS segment and All Other, respectively, for the three months ended October 31, 2011 compared to the three months ended October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Total revenue was $1,188.9 million for the nine months ended October 31, 2011, a decrease of $3.6 million, or 0.3%, compared to the nine months ended October 31, 2010. The decrease was primarily attributable to declines in revenue of $64.8 million and $5.9 million at the Comverse VAS segment and All Other, respectively, partially offset by increases in revenue of $36.3 million and $30.7 million at the Comverse BSS and Verint segments, respectively, for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010.

Income (Loss) from Operations

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Income from operations was $32.1 million for the three months ended October 31, 2011, an increase of $8.8 million, or 37.9%, compared to the three months ended October 31, 2010. The increase was primarily due to:

•

a $27.6 million increase in total revenue, attributable to increases in revenue of the Comverse BSS and Verint segments, partially offset by decreases in revenue of the Comverse VAS segment and All Other;

•	a $26.9 million decrease in compliance-related professional fees, primarily within All Other; and

•	$20.0 million decrease in restructuring charges primarily within All Other.

This increase was partially offset by a $44.8 million increase in the cost of revenue primarily attributable to the Comverse BSS, Comverse VAS and Verint segments and a change of $22.1 million from litigation income to litigation expense primarily attributable to litigation income of $17.4 million received by CTI in connection with the settlements of the consolidated shareholder derivative actions and consolidated class action in the three months ended October 31, 2010, compared to $4.9 million of litigation settlement costs for the three months ended October 31, 2011.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Income from operations was $10.8 million for the nine months ended October 31, 2011, a change of $84.2 million compared to loss from operations of $73.4 million for the nine months ended October 31, 2010. The change was primarily attributable to:

•	a $100.6 million decrease in compliance-related professional fees, primarily within All Other and the Verint segment;

•	a $19.5 million decrease in stock-based compensation in the Verint segment and All Other; and

•	a $13.9 million decrease in restructuring charges within All Other.

The change was partially offset by:

•	a $29.1 million increase in cost of revenue, attributable to the Comverse BSS and Verint segments, partially offset by a decrease at the Comverse VAS segment and All Other; and

•

a $22.2 million increase attributable to litigation settlement income of $17.5 million received by CTI in connection with the settlements of the consolidated shareholder derivative actions and consolidated shareholder class action, in the nine months ended October 31, 2010, compared to $4.9 million of litigation settlement costs for the nine months ended October 31, 2011.

Interest Income

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Interest income was $0.8 million for the three months ended October 31, 2011, which was consistent with the three months ended October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Interest income was $3.5 million for the nine months ended October 31, 2011, an increase of $0.7 million, or 23.2%, compared to the nine months ended October 31, 2010.

Interest Expense

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Interest expense was $8.2 million for the three months ended October 31, 2011, a decrease of $0.8 million, or 9.2%, compared to the three months ended October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Interest expense was $25.3 million for the nine months ended October 31, 2011, an increase of $4.1 million, or 19.2%, compared to the nine months ended October 31, 2010. The increase was primarily attributable to a $3.7 million increase in interest expense at the Verint segment, principally due to a higher interest rate on Verint’s borrowings associated with the amendment to its prior facility entered into in July 2010 and its new credit agreement entered into in April 2011.

Loss on Extinguishment of Debt

During the nine months ended October 31, 2011, Verint recorded an $8.1 million loss in connection with the termination of its prior facility in April 2011. For additional discussion, see “—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities.”

Other (Expense) Income, Net

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Other expense, net was $4.1 million for the three months ended October 31, 2011, a change of $5.7 million compared to other income, net of $1.6 million for the three months ended October 31, 2010. The change was primarily attributable to a $6.2 million change from a foreign currency gain of $2.3 million for the three months ended October 31, 2010 to a foreign currency loss of $3.8 million for the three months ended October 31, 2011.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Other income, net was $8.3 million for the nine months ended October 31, 2011, an increase of $1.1 million, or 15.0%, compared to the nine months ended October 31, 2010. The increase was attributable to:

•

a $6.7 million impairment charge recorded for the nine months ended October 31, 2010 in respect of CTI’s right to require UBS to repurchase from CTI eligible ARS at par value (which CTI exercised in June 2010), with no corresponding charge recorded for the nine months ended October 31, 2011;

•	$4.8 million of proceeds recorded in the nine months ended October 31, 2011 in connection with the settlement of certain CTI claims against a third party;

•

$3.1 million of net realized and unrealized losses on Verint’s interest rate swap (which was terminated in July 2010) recorded for the nine months ended October 31, 2010, with no corresponding losses recorded for the nine months ended October 31, 2011; and

•	a $2.8 million decrease in foreign currency losses.

The increase was partially offset primarily by a $15.7 million decrease in realized gains on investments for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010.

Income Tax Benefit (Provision)

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Income tax benefit was $21.6 million for the three months ended October 31, 2011, representing an effective tax rate of (105.0%), compared to an income tax provision of $47.2 million, representing an effective tax rate of 283.2% for the three months ended October 31, 2010. For the three months ended October 31, 2011 the effective tax rate was negative due to the fact that we reported an income tax benefit on a consolidated pre-tax income, primarily due to the mix of income and losses by jurisdiction. For the three months ended October 31, 2010 the effective tax rate was higher than US federal statutory rate of 35% primarily because we maintained or increased valuation allowances in certain jurisdictions on an interim basis, incurred withholding taxes and recorded certain tax contingencies and deferred taxes on our investment in affiliates.

The change in our effective tax rate for the three months ended October 31, 2011, compared to the three months ended October 31, 2010 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Income tax provision was $35.8 million for the nine months ended October 31, 2011, representing an effective tax rate of (327.0%), compared to income tax provision of $49.5 million, representing an effective tax rate of (58.4%) for the nine months ended October 31, 2010. During the nine months ended October 31, 2011 and 2010, the effective tax rates were negative due to the fact that we reported income tax expense on consolidated pre-tax losses, primarily due to the mix of income and losses by jurisdiction. We did not record an income tax benefit on the loss for the period, primarily because we maintain valuation allowances against certain of our U.S. and foreign net deferred tax assets. The income tax provision for the period is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the nine months ended October 31, 2011 and 2010.

The change in our effective tax rate for the nine months ended October 31, 2011, compared to the nine months ended October 31, 2010 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.

Loss from Discontinued Operations, Net of Tax

Three Months Ended October 31, 2011 compared to the Three Months Ended October 31, 2010. Loss from discontinued operations, net of tax, of $0.9 million for the three months ended October 31, 2010 represented the results of operations of Ulticom for the three months ended October 31, 2010 less applicable income taxes. Ulticom was sold on December 3, 2010.

Nine Months Ended October 31, 2011 compared to the Nine Months Ended October 31, 2010. Loss from discontinued operations, net of tax, of $4.0 million for the nine months ended October 31, 2010 represented the results of operations of Ulticom for the nine months ended October 31, 2010 less applicable income taxes. Ulticom was sold on December 3, 2010.

Net Income Attributable to Noncontrolling Interest

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Net income attributable to noncontrolling interest was $6.6 million for the three months ended October 31, 2011, a decrease of $3.6 million, or 35.5% compared to the three months ended October 31, 2010. The decrease was primarily attributable to a decrease in Verint’s net income for the three months ended October 31, 2011 compared to the three months ended October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Net income attributable to noncontrolling interest was $16.5 million for the nine months ended October 31, 2011, an increase of $6.8 million, or 71.1%, compared to net income attributable to noncontrolling interest for the nine months ended October 31, 2010. The increase was primarily attributable to an increase in Verint’s net income for the nine months ended October 31, 2011 as compared to the nine months ended October 31, 2010 as well as an increase in the percentage ownership of Verint by Verint’s stockholders other than CTI.

Segment Results

Comverse BSS

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$117,731	$90,906	$26,825	29.5%	$278,403	$242,151	$36,252	15.0%
Intercompany revenue	—	—	—	N/M	—	—	—	N/M

Total revenue	117,731	90,906	26,825	29.5%	278,403	242,151	36,252	15.0%

Costs and expenses:
Cost of revenue	64,823	42,238	22,585	53.5%	154,320	133,811	20,509	15.3%
Intercompany purchases	—	—	—	N/M	—	—	—	N/M
Selling, general and administrative	7,022	6,937	85	1.2%	20,774	22,055	(1,281)	(5.8%)
Research and development, net	15,458	15,698	(240)	(1.5%)	46,967	49,119	(2,152)	(4.4%)
Other operating expenses	15	15	—	0.0%	81	287	(206)	(71.8%)

Total costs and expenses	87,318	64,888	22,430	34.6%	222,142	205,272	16,870	8.2%

Income from operations	$30,413	$26,018	$4,395	16.9%	$56,261	$36,879	$19,382	52.6%

Computation of segment performance:
Total revenue	$117,731	$90,906	$26,825	29.5%	$278,403	$242,151	$36,252	15.0%
Segment revenue adjustment	—	—	—	N/M	—	—	—	N/M

Segment revenue	$117,731	$90,906	$26,825	29.5%	$278,403	$242,151	$36,252	15.0%

Total costs and expenses	$87,318	$64,888	$22,430	34.6%	$222,142	$205,272	$16,870	8.2%
Segment expense adjustments:
Stock-based compensation expense	—	—	—	N/M	—	—	—	N/M
Amortization of acquisition-related intangibles	4,245	4,641	(396)	(8.5%)	13,241	13,953	(712)	(5.1%)
Compliance-related professional fees	—	—	—	N/M	—	—	—	N/M
Compliance-related compensation and other expenses	(1)	47	(48)	(102.1%)	2,066	1,617	449	27.8%
Impairment charges	—	—	—	N/M	—	—	—	N/M
Restructuring and integration charges	—	—	—	N/M	—	—	—	N/M
Gain on sale of land	—	—	—	N/M	—	—	—	N/M
Litigation settlements and related costs	—	—	—	N/M	—	—	—	N/M
Other	—	—	—	N/M	—	—	—	N/M

Segment expense adjustments	4,244	4,688	(444)	(9.5%)	15,307	15,570	(263)	(1.7%)

Segment expenses	83,074	60,200	22,874	38.0%	206,835	189,702	17,133	9.0%

Segment performance	$34,657	$30,706	$3,951	12.9%	$71,568	$52,449	$19,119	36.5%

Revenue

Management analyzes Comverse BSS’s revenue by: (i) revenue generated from its customer solutions, and (ii) maintenance revenue. Revenue generated from customer solutions consists primarily of the licensing of Comverse’s BSS customer solutions, hardware and related professional services and training. Professional services primarily include installation, customization and consulting services. Maintenance revenue consists primarily of post-contract customer support (or PCS), including technical software support services, unspecified software updates or upgrades to customers on a when-and-if-available basis. Maintenance revenue is typically less susceptible to changes in market conditions as it generally represents a stable revenue stream from recurring renewals of contracts with Comverse BSS’s existing customer base.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Revenue from Comverse BSS customer solutions was $82.3 million for the three months ended October 31, 2011, an increase of $30.2 million, or 58.0%, compared to the three months ended October 31, 2010. The increase in revenue from Comverse BSS customer solutions was primarily attributable to material modifications of certain existing contracts that allowed the recognition of additional revenue of approximately $33.5 million. The increase was partially offset by a decrease attributable to a combination of the timing of customer acceptances in certain projects and the completion of milestones in certain other projects. Revenue from Comverse BSS customer solutions continued to be adversely affected by the increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance.

Comverse BSS maintenance revenue was $35.4 million for the three months ended October 31, 2011, a decrease of $3.4 million, or 8.7%, compared to the three months ended October 31, 2010. This decrease was primarily attributable to the timing of signing of renewal contracts with the existing customer base.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Revenue from Comverse BSS customer solutions was $168.3 million for the nine months ended October 31, 2011, an increase of $33.3 million, or 24.6%, compared to the nine months ended October 31, 2010. The increase in revenue from Comverse BSS customer solutions was primarily attributable to (i) material modifications of certain existing contracts that allowed the recognition of additional revenue of approximately $34.7 million and (ii) certain new projects in the nine months ended October 31, 2011 for which revenue is recognized using the percentage of completion method with no comparable projects in the nine months ended October 31, 2010, partially offset by lower volume of customer acceptances for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010. Revenue from Comverse BSS customer solutions continued to be adversely affected by the increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance.

Comverse BSS maintenance revenue was $110.1 million for the nine months ended October 31, 2011, an increase of $3.0 million, or 2.8%, compared to the nine months ended October 31, 2010. The increase was primarily attributable to an increase in the installed base of Comverse BSS customer solutions.

Revenue by Geographic Region

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 12%, 53%, and 35% of Comverse BSS’s revenue, respectively, for the three months ended October 31, 2011 compared to approximately 21%, 55%, and 24% of Comverse BSS’s revenue, respectively, for the three months ended October 31, 2010. The presentation of revenue by geographic region is based on the location of customers.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Revenue in the Americas, EMEA and APAC represented approximately 17%, 53%, and 30% of Comverse BSS’s revenue, respectively, for the nine months ended October 31, 2011 compared to approximately 19%, 58%, and 23% of Comverse BSS’s revenue, respectively, for the nine months ended October 31, 2010.

The increase in revenue as a percentage of the total revenue for Comverse BSS in APAC was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in the three and nine months ended October 31, 2011, with no comparable customer acceptances in the three and nine months ended October 31, 2010.

Foreign Currency Impact on Revenue

Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse BSS’s revenue for the three and nine months ended October 31, 2011 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the three months ended October 31, 2011 compared to the three months ended October 31, 2010 unfavorably impacted revenue by $0.6 million. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010 unfavorably impacted revenue by $5.9 million.

Foreign Currency Impact on Costs

A significant portion of Comverse BSS’s expenses, principally personnel-related costs, is incurred in new Israeli shekel (or NIS), whereas our functional currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of Comverse BSS’s expenses in Israel. Comverse enters into foreign currency forward contracts to mitigate risk attributable to foreign currency exchange rate fluctuations.

Cost of Revenue

Cost of revenue consists primarily of hardware and software material costs and compensation and related expenses for personnel involved in the customization of Comverse BSS’s products for customer delivery, contractor costs, maintenance and professional services, such as installation costs and training, royalties and license fees, depreciation of equipment used in operations, amortization of capitalized software costs and certain purchased intangible assets and related overhead costs.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Cost of revenue was $64.8 million for the three months ended October 31, 2011, an increase of $22.6 million, or 53.5%, compared to the three months ended October 31, 2010. The increase was primarily attributable to:

•	a $15.9 million increase in material costs and overhead, of which $13.5 million was attributable to increased revenue and $2.4 million was due to lower margin projects; and

•	a $7.2 million increase in personnel-related costs.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Cost of revenue was $154.3 million for the nine months ended October 31, 2011, an increase of $20.5 million, or 15.3%, compared to the nine months ended October 31, 2010. The increase was primarily attributable to:

•	a $17.0 million increase in material costs and overhead, of which $14.0 million was attributable to increased revenue and $3.0 million was due to lower margin projects; and

•	a $3.7 million increase in personnel-related costs and contractor costs primarily due to increase in revenue.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Selling, general and administrative expenses were $7.0 million for the three months ended October 31, 2011, an increase of $0.1 million, or 1.2%, compared to the three months ended October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Selling, general and administrative expenses were $20.8 million for the nine months ended October 31, 2011, a decrease of $1.3 million, or 5.8%, compared to the nine months ended October 31, 2010. The decrease was primarily attributable to a decrease in employee sales commissions due to a workforce reduction and an overall reduction in bookings generated from certain projects.

Research and Development, Net

Research and development expenses, net primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content used in research and development activities.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Research and development expenses, net were $15.5 million for the three months ended October 31, 2011, a decrease of $0.2 million, or 1.5%, compared to the three months ended October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Research and development expenses, net were $47.0 million for the nine months ended October 31, 2010, a decrease of $2.2 million, or 4.4%, compared to the nine months ended October 31, 2010. The decrease was primarily attributable to a $1.9 million decrease in personnel-related costs principally due to workforce reductions and a decline in compensation levels.

Segment Performance

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Segment performance was $34.7 million for the three months ended October 31, 2011 based on segment revenue of $117.7 million, representing a segment performance margin of 29.4% as a percentage of segment revenue. Segment performance was $30.7 million for the three months ended October 31, 2010 based on segment revenue of $90.9 million, representing a segment performance margin of 33.8% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses, partially offset by the increase in segment revenue for the three months ended October 31, 2011 compared to the three months ended October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Segment performance was $71.6 million for the nine months ended October 31, 2011 based on segment revenue of $278.4 million, representing a segment performance margin of 25.7% as a percentage of segment revenue. Segment performance was a $52.4 million for the nine months ended October 31, 2010 based on segment revenue of $242.2 million, representing a segment performance margin of 21.7% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the increase in segment revenue partially offset by the increase in segment expenses for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010.

Comverse VAS

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$112,655	$121,141	$(8,486)	(7.0%)	$276,234	$341,001	$(64,767)	(19.0%)
Intercompany revenue	—	—	—	N/M	—	—	—	N/M

Total revenue	112,655	121,141	(8,486)	(7.0%)	276,234	341,001	(64,767)	(19.0%)

Costs and expenses:
Cost of revenue	55,632	44,650	10,982	24.6%	151,325	155,085	(3,760)	(2.4%)
Intercompany purchases	—	—	—	N/M	—	—	—	N/M
Selling, general and administrative	1,865	6,184	(4,319)	(69.8%)	6,454	21,422	(14,968)	(69.9%)
Research and development, net	6,786	14,405	(7,619)	(52.9%)	19,434	45,196	(25,762)	(57.0%)
Other operating expenses	—	9	(9)	(100.0%)	4	323	(319)	(98.8%)

Total costs and expenses	64,283	65,248	(965)	(1.5%)	177,217	222,026	(44,809)	(20.2%)

Income from operations	$48,372	$55,893	$(7,521)	(13.5%)	$99,017	$118,975	$(19,958)	(16.8%)

Computation of segment performance:
Total revenue	$112,655	$121,141	$(8,486)	(7.0%)	$276,234	$341,001	$(64,767)	(19.0%)
Segment revenue adjustment	—	—	—	N/M	—	—	—	N/M

Segment revenue	$112,655	$121,141	$(8,486)	(7.0%)	$276,234	$341,001	$(64,767)	(19.0%)

Total costs and expenses	$64,283	$65,248	$(965)	(1.5%)	$177,217	$222,026	$(44,809)	(20.2%)

Segment expense adjustments:
Stock-based compensation expense	—	—	—	N/M	—	—	—	N/M
Amortization of acquisition-related intangibles	—	—	—	N/M	—	—	—	N/M
Compliance-related professional fees	—	—	—	N/M	—	—	—	N/M
Compliance-related compensation and other expenses	295	—	295	N/M	1,531	326	1,205	N/M
Impairment charges	—	—	—	N/M	5	—	5	N/M
Restructuring and integration charges	—	—	—	N/M	—	—	—	N/M
Gain on sale of land	—	—	—	N/M	—	—	—	N/M
Litigation settlements and related costs	—	—	—	N/M	—	—	—	N/M
Other	—	—	—	N/M	—	—	—	N/M

Segment expense adjustments	295	—	295	N/M	1,536	326	1,210	N/M

Segment expenses	63,988	65,248	(1,260)	(1.9%)	175,681	221,700	(46,019)	(20.8%)

Segment performance	$48,667	$55,893	$(7,226)	(12.9%)	$100,553	$119,301	$(18,748)	(15.7%)

Revenue

Management analyzes Comverse VAS’s revenue by: (i) revenue generated from its customer solutions, and (ii) maintenance revenue. Revenue generated from customer solutions consists primarily of the licensing of Comverse’s VAS customer solutions, hardware and related professional services and training. Professional services primarily include installation, customization and consulting services. Maintenance revenue consists primarily of post-contract customer support (or PCS), including technical software support services, unspecified software updates or upgrades to customers on a when-and-if-available basis. Maintenance revenue also includes revenue attributable to maintenance services provided to customers during the initial service period and represents a portion of the revenue generated from customer solutions. Maintenance revenue is typically less susceptible to changes in market conditions as it generally represents a stable revenue stream from recurring renewals of contracts with Comverse VAS’s existing customer base.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Revenue from Comverse VAS customer solutions was $69.8 million for the three months ended October 31, 2011, a decrease of $5.9 million, or 7.8%, compared to the three months ended October 31, 2010. The decrease in revenue from Comverse VAS customer solutions was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in the three months ended October 31, 2010, with no comparable customer acceptances in the three months ended October 31, 2011.

Comverse VAS maintenance revenue was $42.9 million for the three months ended October 31, 2011, a decrease of $2.6 million, or 5.6%, compared to the three months ended October 31, 2010. This decrease was primarily attributable to timing of signing renewal contracts with the existing customer base and a decline in installed base value.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Revenue from Comverse VAS customer solutions was $152.5 million for the nine months ended October 31, 2011, a decrease of $58.3 million, or 27.6%, compared to the nine months ended October 31, 2010. The decrease in revenue from Comverse VAS customer solutions was primarily attributable to (i) significant revenue recognized due to customer acceptances in certain large-scale projects in the nine months ended October 31, 2010, with no comparable customer acceptances in the nine months ended October 31, 2011, and (ii) changes in the timing of customer acceptances in certain projects and the timing of completion of project milestones that led to the remainder of the change.

Comverse VAS maintenance revenue was $123.7 million for the nine months ended October 31, 2011, a decrease of $6.5 million, or 5.0%, compared to the nine months ended October 31, 2010. The decrease was mainly due to a decline in maintenance revenue attributable to maintenance services provided to customers during the initial service period corresponding to the decline in revenue from VAS customer solutions and a decline in installed base value, partially offset by the timing of the signing of contracts with the existing customer base.

Revenue by Geographic Region

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Revenue in the Americas, EMEA and APAC represented approximately 27%, 52%, and 21% of Comverse VAS’s revenue, respectively, for the three months ended October 31, 2011 compared to approximately 46%, 32%, and 22% of Comverse VAS’s revenue, respectively, for the three months ended October 31, 2010. The presentation of revenue by geographic region is based on the location of customers.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Revenue in the Americas, EMEA and APAC represented approximately 27%, 47%, and 26% of Comverse VAS’s revenue, respectively, for the nine months ended October 31, 2011 compared to approximately 39%, 34%, and 27% of Comverse VAS’s revenue, respectively, for the nine months ended October 31, 2010.

The decrease in revenue as a percentage of total revenue for Comverse VAS in the Americas was primarily attributable to (i) significant revenue recognized due to customer acceptances in certain large-scale projects in the three and nine months ended October 31, 2010, with no comparable customer acceptances in the three and nine months ended October 31, 2011, and (ii) the implementation of Comverse’s strategy to pursue higher margin Comverse VAS projects which, as expected, led to lower revenue but resulted in greater project and product profitability. The increase in revenue for Comverse VAS in EMEA was primarily attributable to timing of certain acceptances.

Foreign Currency Impact on Revenue

Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse VAS’s revenue for the three and nine months ended October 31, 2011 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the three months ended October 31, 2011 compared to the three months ended October 31, 2010 unfavorably impacted revenue by $2.2 million. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse conducted business for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010 unfavorably impacted revenue by $4.4 million.

Foreign Currency Impact on Costs

A significant portion of Comverse VAS’s expenses, principally personnel-related costs, is incurred in NIS, whereas our functional currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of Comverse VAS’s expenses in Israel. Comverse enters into foreign currency forward contracts to mitigate risk attributable to foreign currency exchange rate fluctuations.

Cost of Revenue

Cost of revenue consists primarily of hardware and software material costs and compensation and related expenses for personnel involved in the customization of Comverse VAS’s products for customer delivery, contractor costs, maintenance and professional services, such as installation costs and training, royalties and license fees, depreciation of equipment used in operations, amortization of capitalized software costs and certain purchased intangible assets and related overhead costs.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Cost of revenue was $55.6 million for the three months ended October 31, 2011, an increase of $11.0 million, or 24.6%, compared to the three months ended October 31, 2010. The increase was primarily attributable to:

•	a $5.2 million increase in personnel-related costs primarily due to increased revenue from customer solutions;

•	a $3.1 million increase in allocated overhead relating to cost of revenue; and

•	a $1.7 million increase in material costs and overhead primarily due to increased revenue from customer solutions.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Cost of revenue was $151.3 million for the nine months ended October 31, 2011, a decrease of $3.8 million, or 2.4%, compared to the nine months ended October 31, 2010. The decrease was primarily attributable to a $12.5 million decrease in material costs and overhead primarily as a result of decreased revenue and decreases in provisions for contract loss and inventory obsolescence.

This decrease was partially offset by:

•	a $6.3 million increase in allocated overhead related to cost of revenue; and

•	a $3.7 million increase in personnel-related costs.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Selling, general and administrative expenses were $1.9 million for the three months ended October 31, 2011, a decrease of $4.3 million, or 69.8%, compared to the three months ended October 31, 2010. The decrease was primarily attributable to a $3.4 million decrease in personnel-related costs principally due to workforce reductions and a decline in compensation levels.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Selling, general and administrative expenses were $6.5 million for the nine months ended October 31, 2011, a decrease of $15.0 million, or 69.9%, compared to the nine months ended October 31, 2010. The decrease was primarily attributable to:

•	a $10.9 million decrease in personnel-related costs primarily due to workforce reductions and a decline in compensation levels; and

•	a $2.2 million decrease in overhead allocations related to selling, general and administrative expenses.

Research and Development, Net

Research and development expenses primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content used in research and development activities.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Research and development expenses, net were $6.8 million for the three months ended October 31, 2011, a decrease of $7.6 million, or 52.9%, compared to the three months ended October 31, 2010. The decrease was primarily attributable to:

•	a $4.9 million decrease in personnel-related costs primarily due to workforce reductions and a decline in compensation levels; and

•	a $1.9 million decrease in allocated overhead costs relating to research and development due to workforce reductions.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Research and development expenses, net were $19.4 million for the nine months ended October 31, 2010, a decrease of $25.8 million, or 57.0%, compared to the nine months ended October 31, 2010. The decrease was primarily attributable to:

•	a $15.3 million decrease in personnel-related costs primarily due to workforce reductions, a decline in compensation levels, and a decrease in research and development activity;

•	a $6.3 million decrease in allocated overhead costs relating to research and development due to a workforce reduction; and

•	a $3.4 million decrease in contractor costs due to a decrease in research and development activity.

Segment Performance

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Segment performance was $48.7 million for the three months ended October 31, 2011 based on segment revenue of $112.7 million, representing a segment performance margin of 43.2% as a percentage of segment revenue. Segment performance was $55.9 million for the three months ended October 31, 2010 based on segment revenue of $121.1 million, representing a segment performance margin of 46.1% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in segment revenue, partially offset by the decrease in segment expenses for the three months ended October 31, 2011 compared to the three months ended October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Segment performance was $100.6 million for the nine months ended October 31, 2011 based on segment revenue of $276.2 million, representing a segment performance margin of 36.4% as a percentage of segment revenue. Segment performance was $119.3 million for the nine months ended October 31, 2010 based on segment revenue of $341.0 million, representing a segment performance margin of 35.0% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the decrease in segment expenses partially offset by decrease in segment revenue for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010.

Verint

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$199,364	$186,641	$12,723	6.8%	$570,655	$539,930	$30,725	5.7%
Intercompany revenue	—	—	—	N/M	—	—	—	N/M

Total revenue	199,364	186,641	12,723	6.8%	570,655	539,930	30,725	5.7%

Costs and expenses:
Cost of revenue	70,139	58,941	11,198	19.0%	194,597	177,094	17,503	9.9%
Intercompany purchases	—	—	—	N/M	—	—	—	N/M
Selling, general and administrative	82,479	73,244	9,235	12.6%	235,892	240,082	(4,190)	(1.7%)
Research and development, net	28,464	24,063	4,401	18.3%	81,640	72,544	9,096	12.5%

Total costs and expenses	181,082	156,248	24,834	15.9%	512,129	489,720	22,409	4.6%

Income from operations	$18,282	$30,393	$(12,111)	(39.8%)	$58,526	$50,210	$8,316	16.6%

Computation of segment performance:
Total revenue	$199,364	$186,641	$12,723	6.8%	$570,655	$539,930	$30,725	5.7%
Segment revenue adjustment	5,211	—	5,211	N/M	6,173	—	6,173	N/M

Segment revenue	$204,575	$186,641	$17,934	9.6%	$576,828	$539,930	$36,898	6.8%

Total costs and expenses	$181,082	$156,248	$24,834	15.9%	$512,129	$489,720	$22,409	4.6%

Segment expense adjustments:
Stock-based compensation expense	6,650	13,090	(6,440)	(49.2%)	20,841	39,095	(18,254)	(46.7%)
Amortization of acquisition-related intangibles	9,368	7,632	1,736	22.7%	25,664	22,762	2,902	12.7%
Compliance-related professional fees	3	823	(820)	(99.6%)	1,011	27,090	(26,079)	(96.3%)
Acquisition-related charges	2,183	518	1,665	N/M	7,377	1,349	6,028	N/M
Other	2,329	646	1,683	260.5%	4,335	1,199	3,136	261.6%

Segment expense adjustments	20,533	22,709	(2,176)	(9.6%)	59,228	91,495	(32,267)	(35.3%)

Segment expenses	160,549	133,539	27,010	20.2%	452,901	398,225	54,676	13.7%

Segment performance	$44,026	$53,102	$(9,076)	(17.1%)	$123,927	$141,705	$(17,778)	(12.5%)

Revenue

Verint’s product revenue consists of the sale of hardware and software products. Verint’s service and support revenue consists primarily of revenue from installation, consulting and training services and post-contract customer support.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Product revenue was $101.2 million for the three months ended October 31, 2011, an increase of $3.4 million, or 3.5%, compared to the three months ended October 31, 2010. The increase was attributable to an increase in product revenue of $2.2 million and $2.9 million related to Verint’s Enterprise Intelligence solutions and Verint’s Video Intelligence solutions, respectively. Verint’s Enterprise Intelligence solutions revenue increased due to continued growth in sales to existing and new customers. Product revenue related to Verint’s Video Intelligence solutions increased primarily due to an increase in product deliveries to customers, partially offset by a reduction in revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several fiscal quarters or years due to the prior business practice of providing implied PCS to customers for which VSOE did not exist. These increases in product revenue were partially offset by a decrease in revenue of $1.7 million related to Verint’s Communications Intelligence solutions due to an increase in projects requiring customized implementation services, some of which have a lower portion of the fee attributable to product revenue during the three months ended October 31, 2011 compared to the three months ended October 31, 2010.

Service and support revenue was $98.2 million for the three months ended October 31, 2011, an increase of $9.3 million, or 10.5%, compared to the three months ended October 31, 2010. The increase was primarily attributable to an increase in service and support revenue of $5.6 million and $5.0 million related to Verint’s Enterprise Intelligence solutions and Communications Intelligence solutions, respectively. The increase in Verint’s Enterprise Intelligence service and support revenue is principally due to an increase in customer installed base and the related support revenue generated from this customer base and, to a lesser extent, the inclusion of the results of operations of companies (primarily Vovici) acquired during the three months ended October 31, 2011. The increase in Communications Intelligence service and support revenue is principally due to an increase in customer installed base and the related support revenue generated from this customer base, and the progress realized during the three months ended October 31, 2011 on certain large projects, some of which commenced in the previous fiscal year. These increases in service and support revenue were partially offset by a $1.3 million decrease in revenue related to Verint’s Video Intelligence solutions due to a reduction in service revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several fiscal quarters or years due to the prior business practice of providing implied PCS to customers for which VSOE did not exist.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Product revenue was $284.8 million for the nine months ended October 31, 2011, an increase of $1.9 million, or 0.7%, compared to the nine months ended October 31, 2010. The increase was primarily attributable to a $6.8 million increase in revenue related to Verint’s Video Intelligence solutions primarily due to an increase in product deliveries to customers and recognition of revenue associated with the completion of an implementation of a project for a large customer during the three months ended October 31, 2011, partially offset by a reduction in revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several fiscal quarters or years due to the prior business practice of providing implied PCS to customers for which VSOE did not exist. The increase in revenue was partially offset by a $3.4 million decrease in revenue related to Verint’s Communication Intelligence solutions and also a $1.5 million decrease in revenue related to Verint’s Enterprise Intelligence solutions. The decrease in revenue related to Verint’s Communications Intelligence solutions was due to an increase in projects requiring customized implementation services, some of which have a lower portion of the fee attributable to product revenue, during the nine months ended October 31, 2011, compared to the nine months ended October 31, 2010. The decrease in product revenue related to Verint’s Enterprise Intelligence solutions is due, in part, to decreased product deliveries during the nine months ended October 31, 2011, due to stronger than expected product revenue in the three months ended January 31, 2011, which adversely impacted product revenue in the nine months ended October 31, 2011.

Service and support revenue was $285.8 million for the nine months ended October 31, 2011, an increase of $28.8 million, or 11.2%, compared to the nine months ended October 31, 2010. The increase was primarily attributable to an increase in service and support revenue of $20.6 million related to Verint’s Enterprise Intelligence solutions principally due to an increase in its customer installed base and the related support revenue generated from this customer base and, to a lesser extent, the inclusion of companies (primarily Vovici) acquired during the three months ended October 31, 2011. Verint continues to experience expansion of its implementation services revenue due to the growth in its professional services organization to meet the demands of its customer base. In addition, there was an increase in service and support revenue of $12.0 million related to Verint’s Communications Intelligence solutions primarily due to an increase in its customer installed base and the related support revenue generated from this customer base, and the progress realized during the nine months ended October 31, 2011 on certain large projects, some of which commenced in the previous fiscal year, which resulted in an increase in service revenue during the nine months ended October 31, 2011, compared to the nine months ended October 31, 2010. These increases in service and support revenue were partially offset by a $3.8 million decrease in revenue related to Verint’s Video Intelligence solutions due to a reduction in service revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several fiscal quarters or years due to the prior business practice of providing implied PCS to customers for which VSOE did not exist.

Revenue by Geographic Region

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Revenue in the Americas, EMEA and APAC represented approximately 54%, 28%, and 18% of Verint’s total revenue, respectively, for the three months ended October 31, 2011 compared to approximately 49%, 26%, and 25%, respectively, for the three months ended October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Revenue in the Americas, EMEA and APAC represented approximately 53%, 27%, and 20% of Verint’s total revenue, respectively, for the nine months ended October 31, 2011 compared to approximately 52%, 26%, and 22%, respectively, for the nine months ended October 31, 2010.

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

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Product cost of revenue was $37.0 million for the three months ended October 31, 2011, an increase of $8.2 million, or 28.3%, compared to the three months ended October 31, 2010. Verint’s overall product margins decreased in the three months ended October 31, 2011 compared to the three months ended October 31, 2010, primarily as a result of higher profit margins on projects recognized in the three months ended October 31, 2010, compared to the three months ended October 31, 2011, partially offset by a favorable product mix. Product costs for the three months ended October 31, 2011 and 2010 included amortization of acquired technology of $3.4 million and $2.3 million, respectively.

Service cost of revenue was $33.1 million for the three months ended October 31, 2011, an increase of $3.0 million, or 10.0%, compared to three months ended October 31, 2010. The increase was primarily attributable to a $3.6 million increase in personnel-related costs due to an increase in employee headcount required to deliver the increased volume of implementation services. Verint’s overall service margins remained consistent in the three months ended October 31, 2011 and 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Product cost of revenue was $98.1 million for the nine months ended October 31, 2011, an increase of $8.1 million, or 9.0%, compared to the nine months ended October 31, 2010. Verint’s overall product margins decreased slightly in the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010, as a result of higher profit margins on projects recognized in the nine months ended October 31, 2010 as compared to the nine months ended October 31, 2011 partially offset by a favorable product mix. Product costs for the nine months ended October 31, 2011 and 2010 included amortization of acquired technology of $8.7 million and $6.7 million, respectively.

Service cost of revenue was $96.5 million for the nine months ended October 31, 2011, an increase of $9.4 million, or 10.8%, compared to the nine months ended October 31, 2010. The increase was primarily attributable to a $10.2 million increase in personnel-related costs due to an increase in employee headcount required to deliver the increased volume of implementation services. Verint’s overall service and support margins remained consistent for the nine months ended October 31, 2011 and 2010.

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

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Selling, general, and administrative expenses were $82.5 million for the three months ended October 31, 2011, an increase of $9.2 million, or 12.6%, compared to the three months ended October 31, 2010. The increase was primarily attributable to:

•	an $8.2 million increase in personnel-related costs and a $1.4 million increase in employee travel expenses, both of which were due to an increase in employee headcount; and

•	a $2.5 million increase in costs associated with business combinations, consisting primarily of legal and other professional fees.

This increase was partially offset by a $4.5 million decrease in stock-based compensation primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the three months ended October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Selling, general, and administrative expenses were $235.9 million for the nine months ended October 31, 2011, a decrease of $4.2 million, or 1.7%, compared to the nine months ended October 31, 2010. The decrease was primarily attributable to:

•	a $26.1 million decrease in compliance-related professional fees due to Verint becoming current in its periodic reporting obligations under the federal securities laws in June 2010; and

•

an $11.5 million decrease in stock-based compensation primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units during the nine months ended October 31, 2011.

This decrease was partially offset by an $18.0 million increase in personnel-related costs, a $3.3 million increase in employee travel expenses, both of which, were due to an increase in employee headcount and a $6.9 million increase in costs associated with business combinations, primarily due to a $1.1 million net increase in the change in fair value of contingent consideration arrangements and a $4.8 million increase in legal and other professional fees, resulting principally from business combinations which closed during the three months ended October 31, 2011. These decreases were also partially offset by a $1.6 million increase in facilities expenses partially due to business combinations which closed during the three months ended October 31, 2011 and a $1.8 million increase in sales and marketing costs.

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

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Research and development expenses, net were $28.5 million for the three months ended October 31, 2011, an increase of $4.4 million, or 18.3%, compared to the three months ended October 31, 2010. The increase was primarily attributable to a $4.2 million increase in personnel-related costs due to an increase in employee headcount as well as the impact of the weakening U.S. dollar against the NIS and Canadian dollar on research and development wages in Verint’s Israeli and Canadian research and development facilities, and a $0.5 million increase in contractor costs. These increases were partially offset by a $1.1 million decrease in stock-based compensation due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards compared to the three months ended October 31, 2010 and lower average amounts of outstanding restricted stock units, in each case, associated with Verint’s research and development employees.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Research and development expenses, net were $81.6 million for the nine months ended October 31, 2011, an increase of $9.1 million, or 12.5%, compared to the nine months ended October 31, 2010. The increase was primarily attributable to a $9.9 million increase in personnel-related costs due to an increase in employee headcount as well as the impact of the weakening U.S. dollar against the NIS and Canadian dollar on research and development wages in Verint’s Israeli and Canadian research and development facilities, and a $1.1 million increase in contractor costs. These increases were partially offset by a $3.8 million decrease in stock-based compensation due to the decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards during the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010 and lower average amounts of outstanding restricted stock units, in each case, associated with research and development employees.

Foreign Currency Effect on Operating Results

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. In the three months ended October 31, 2011 compared to the three months ended October 31, 2010, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint’s business resulted in increases in Verint’s revenue, cost of revenue and operating expenses on a dollar-denominated basis. Had foreign exchange rates remained constant in these periods, Verint’s revenue would have been approximately $1.4 million lower and its cost of revenue and operating expenses would have been approximately $1.9 million lower, which would have resulted in an increase of approximately $0.5 million in income from operations for the three months ended October 31, 2011.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. In the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint’s business resulted in increases in revenue, cost of revenue and operating expenses on a dollar-denominated basis. Had foreign exchange rates remained constant in these periods, Verint’s revenues would have been approximately $12.1 million lower and its cost of revenue and operating expenses would have been approximately $11.7 million lower, which would have resulted in a decrease of approximately $0.4 million in income from operations for the nine months ended October 31, 2011.

Segment Performance

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Segment performance was $44.0 million for the three months ended October 31, 2011 based on segment revenue of $204.6 million, representing a segment performance margin of 21.5% as a percentage of segment revenue. Segment performance was $53.1 million for the three months ended October 31, 2010 based on segment revenue of $186.6 million, representing a segment performance margin of 28.5% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses partially offset by an increase in segment revenue for the three months ended October 31, 2011 compared to the three months ended October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Segment performance was $123.9 million for the nine months ended October 31, 2011 based on segment revenue of $576.8 million, representing a segment performance margin of 21.5% as a percentage of segment revenue. Segment performance was $141.7 million for the nine months ended October 31, 2010 based on segment revenue of $539.9 million, representing a segment performance margin of 26.2% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses partially offset by an increase in segment revenue for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010.

All Other

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$23,328	$26,772	$(3,444)	(12.9%)	$63,650	$69,508	$(5,858)	(8.4%)
Intercompany revenue	1,066	795	271	34.1%	3,983	2,271	1,712	75.4%

Total revenue	24,394	27,567	(3,173)	(11.5%)	67,633	71,779	(4,146)	(5.8%)

Costs and expenses:
Cost of revenue	25,392	25,386	6	0.0%	65,024	70,130	(5,106)	(7.3%)
Intercompany purchases	1,066	1,232	(166)	(13.5%)	3,983	2,874	1,109	38.6%
Selling, general and administrative	51,088	77,054	(25,966)	(33.7%)	168,347	242,245	(73,898)	(30.5%)
Research and development, net	5,060	8,894	(3,834)	(43.1%)	13,665	26,405	(12,740)	(48.2%)
Other operating expenses	6,703	4,426	2,277	51.4%	19,683	10,666	9,017	84.5%

Total costs and expenses	89,309	116,992	(27,683)	(23.7%)	270,702	352,320	(81,618)	(23.2%)

Loss from operations	$(64,915)	$(89,425)	$24,510	(27.4%)	$(203,069)	$(280,541)	$77,472	(27.6%)

Computation of segment performance:
Total revenue	$24,394	$27,567	$(3,173)	(11.5%)	$67,633	$71,779	$(4,146)	(5.8%)
Segment revenue adjustment	—	—	—	N/M	—	—	—	N/M

Segment revenue	$24,394	$27,567	$(3,173)	(11.5%)	$67,633	$71,779	$(4,146)	(5.8%)

Total costs and expenses	$89,309	$116,992	$(27,683)	(23.7%)	$270,702	$352,320	$(81,618)	(23.2%)

Segment expense adjustments:
Stock-based compensation expense	2,010	2,744	(734)	(26.7%)	7,240	8,492	(1,252)	(14.7%)
Compliance-related professional fees	5,082	31,144	(26,062)	(83.7%)	32,955	107,492	(74,537)	(69.3%)
Compliance-related compensation and other expenses	1,281	1,829	(548)	(30.0%)	1,885	804	1,081	134.5%
Impairment charges	1,118	—	1,118	N/M	1,270	—	1,270	N/M
Litigation settlements and related costs	4,882	(17,258)	22,140	(128.3%)	5,444	(17,148)	22,592	(131.7%)
Restructuring and integration charges	1,838	21,800	(19,962)	(91.6%)	14,888	28,776	(13,888)	(48.3%)
Gain on sale of land	—	(2,371)	2,371	N/M	—	(2,371)	2,371	N/M
Other	3,155	1,230	1,925	156.5%	6,250	269	5,981	N/M

Segment expense adjustments	19,366	39,118	(19,752)	(50.5%)	69,932	126,314	(56,382)	(44.6%)

Segment expenses	69,943	77,874	(7,931)	(10.2%)	200,770	226,006	(25,236)	(11.2%)

Segment performance	$(45,549)	$(50,307)	$4,758	(9.5%)	$(133,137)	$(154,227)	$21,090	(13.7%)

Revenue

All Other revenue for the three and nine months ended October 31, 2011 and 2010 includes revenue generated primarily by Starhome, Comverse’s Mobile Internet operating segment (or Comverse MI) and Comverse’s Netcentrex operations (or Netcentrex).

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. All Other revenue was $23.3 million for the three months ended October 31, 2011, a decrease of $3.4 million, or 12.9%, compared to the three months ended October 31, 2010. The decrease was primarily attributable to a $5.7 million revenue decline at Comverse MI partially offset by a $1.5 million increase at Netcentrex and a $0.1 million increase in revenue at Starhome. All Other revenue for the three months ended October 31, 2011 consisted primarily of $10.6 million, $5.6 million and $6.5 million generated by Starhome, Comverse MI and Netcentrex, respectively. All Other revenue for the three months ended October 31, 2010 consisted primarily of $10.5 million, $11.2 million, and $5.0 million generated by Starhome, Comverse MI and Netcentrex, respectively.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. All Other revenue was $63.7 million for the nine months ended October 31, 2011, a decrease of $5.9 million, or 8.4%, compared to the nine months ended October 31, 2010. The decrease was primarily attributable to a $10.4 million revenue decline at Comverse MI partially offset by a $3.7 million increase in revenue at Starhome. All Other revenue for the nine months ended October 31, 2011 consisted primarily of $31.0 million, $15.4 million and $17.3 million generated by Starhome, Comverse MI and Netcentrex, respectively. All Other revenue for the nine months ended October 31, 2010 consisted primarily of $27.3 million, $25.8 million, and $15.0 million generated by Starhome, Comverse MI and Netcentrex, respectively.

Cost of Revenue

All Other cost of revenue for the three and nine months ended October 31, 2011 and October 31, 2010 was primarily attributable to Starhome and Comverse, including Comverse MI and Netcentrex. Cost of revenue attributable to Comverse includes shared services costs associated with percentage of completion projects attributable to Comverse’s operations, including Comverse BSS and Comverse VAS.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Cost of revenue was $25.4 million for the three months ended October 31, 2011, which was consistent with the three months ended October 31, 2010. Personnel-related costs increased by $5.5 million, and were partially offset by a $2.2 million decrease in material costs and a $2.0 million decrease in allocated overhead costs related to cost of revenue. Cost of revenue include expenses related to Comverse of $23.1 million and $23.4 million for the three months ended October 31, 2011 and 2010, respectively.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Cost of revenue was $65.0 million for the nine months ended October 31, 2011, a decrease of $5.1 million, or 7.3%, compared to the nine months ended October 31, 2010. The decrease was primarily attributable to:

•	an $8.0 million decrease in material costs due to a decrease in provision for contract loss compared to the nine months ended October 31, 2010;

•	a $2.0 million decrease in allocated overhead costs related to cost of revenue; and

•	a $0.9 million decrease in contractor costs.

The decrease was partially offset by a $6.8 increase in personnel-related costs due to the assignment of certain research and development personnel to specific projects due to reduced research and development activity at Comverse with the personnel-related costs attributable to such personnel being recorded as cost of revenue in lieu of research and development expenses, net. Cost of revenue include expenses related to Comverse of $58.2 million and $64.2 million for the nine months ended October 31, 2011 and 2010, respectively.

Selling, General and Administrative

Selling, general and administrative expenses include primarily expenses incurred by Comverse, Starhome, CTI’s holding company operations and other insignificant operations. Selling, general and administrative attributable to Comverse include expenses incurred by Comverse’s global corporate functions in connection with shared services provided to Comverse’s operations, including Comverse BSS and Comverse VAS.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Selling, general and administrative expenses were $51.1 million for the three months ended October 31, 2011, a decrease of $26.0 million, or 33.7%, compared to the three months ended October 31, 2010. The decrease was primarily attributable to a $26.1 million decrease in compliance-related professional fees primarily at CTI and Comverse. During the three months ended October 31, 2011, the Company incurred compliance-related professional fees primarily in connection with the preparation of the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011 (which was filed with the SEC on September 8, 2011). Such fees were lower than the compliance-related professional fees incurred during the three months ended October 31, 2010 in connection with our efforts to complete adjustments to our historical financial statements and evaluations of the application of U.S. GAAP, which were ultimately concluded with the filing of the comprehensive Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 (or the Comprehensive Form 10-K) with the SEC on October 4, 2010. Selling, general and administrative expenses include expenses related to Comverse of $34.3 million and $55.5 million for the three months ended October 31, 2011 and 2010, respectively.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Selling, general and administrative expenses were $168.3 million for the nine months ended October 31, 2011, a decrease of $73.9 million, or 30.5%, compared to the nine months ended October 31, 2010. The decrease was primarily attributable to a $74.5 million decrease in compliance-related professional fees related primarily to CTI and Comverse. During the nine months ended October 31, 2011, the Company incurred compliance-related professional fees primarily in connection with the preparation of the 2010 Form 10-K (which was filed with the SEC on May 31, 2011), the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (which was filed with the SEC on June 22, 2011), the Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 (which were filed with the SEC on July 28, 2011) and the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011 (which was filed with the SEC on September 8, 2011). Such fees were lower than the compliance-related professional fees incurred during the nine months ended October 31, 2010 in connection with our efforts to complete adjustments to our historical financial statements and evaluations of the application of U.S. GAAP, which were ultimately concluded with the filing of the Comprehensive Form 10-K with the SEC on October 4, 2010. Selling, general and administrative expenses include expenses related to Comverse of $106.6 million and $162.3 million for the nine months ended October 31, 2011 and 2010, respectively.

Research and Development, Net

Research and development expenses, net primarily include expenses incurred by Comverse and Starhome. Research and development expenses, net attributable to Comverse include expenses incurred by Comverse’s global corporate functions in connection with shared services provided to Comverse’s operations, including Comverse BSS and Comverse VAS.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Research and development expenses, net were $5.1 million for the three months ended October 31, 2011, a decrease of $3.8 million, or 43.1%. The decrease was primarily attributable to a $2.0 million decrease in personnel-related costs due to workforce reduction at Comverse’s global corporate functions, Comverse MI and Netcentrex and a $1.1 million decrease in allocated overhead costs related to research and development at Comverse’s global corporate functions and Netcentrex. Research and development expenses, net include expenses related to Comverse of $3.0 million and $6.9 million for the three months ended October 31, 2011 and 2010,

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Research and development expenses, net were $13.7 million for the nine months ended October 31, 2011, a decrease of $12.7 million, or 48.2%. The decrease was primarily attributable to:

•

a $7.3 million decrease in personnel-related costs due to a decrease in research and development activity, resulting in certain personnel being assigned to specific projects and the related personnel costs being recorded in cost of revenue in lieu of research and development expenses, net; and

•	a $4.1 million decrease in personnel-related costs primarily due to a workforce reduction at Comverse.

Research and development expenses, net include expenses related to Comverse of $7.6 million and $20.7 million for the nine months ended October 31, 2011 and 2010, respectively.

Other Operating Expense

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Other operating expenses were $6.7 million for the three months ended October 31, 2011, an increase of $2.3 million, or 51.4%. The increase was primarily attributable to litigation settlement income of $17.4 million received by CTI in connection with settlements of the consolidated shareholder derivative actions and consolidated shareholder class action, in the three months ended October 31, 2010, compared to $4.9 million of litigation settlement costs for the three months ended October 31, 2011. This increase was partially offset by a $20.0 million decrease in restructuring and integration charges due to higher personnel-related expenses incurred during the three months ended October 31, 2010 in connection with the implementation of restructuring initiatives at Comverse.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Other operating expenses were $19.7 million for the nine months ended October 31, 2011, an increase of $9.0 million, or 84.5%. The increase was primarily attributable to litigation settlement income of $17.5 million received by CTI in connection with settlements of the consolidated shareholder derivative actions and consolidated shareholder class action, in the nine months ended October 31, 2010, compared to $4.9 million of litigation settlement costs for the nine months ended October 31, 2011. This increase was partially offset by a $13.9 million decrease in restructuring and integration charges due to higher personnel-related expenses incurred during the nine months ended October 31, 2010.

Loss from Operations

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Loss from operations was $64.9 million for the three months ended October 31, 2011, a decrease in loss of $24.5 million, or 27.4%, compared to the three months ended October 31, 2010. For the three months ended October 31, 2011 and 2010, Starhome had income from operations of $2.0 million and $1.9 million, respectively.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Loss from operations was $203.1 million for the nine months ended October 31, 2011, a decrease in loss of $77.5 million, or 27.6%, compared to the nine months ended October 31, 2010. For the nine months ended October 31, 2011 and 2010, Starhome had income from operations of $5.8 million and $2.9 million, respectively.

Segment Performance

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010. Segment performance was a $45.5 million loss for the three months ended October 31, 2011, a decrease in loss of $4.8 million, or 9.5%, compared to the loss for the three months ended October 31, 2010. The decrease in loss was attributable to a decrease in segment expenses partially offset by a decrease in segment revenue.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Segment performance was a $133.1 million loss for the nine months ended October 31, 2011, a decrease in loss of $21.1 million, or 13.7%, compared to the loss for the nine months ended October 31, 2010. The decrease in loss was attributable to a decrease in segment expenses partially offset by a decrease in segment revenue.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity historically have consisted of cash and cash equivalents, cash flows from operations, including changes in working capital, borrowings under term loans and revolving credit facilities, proceeds from the issuance of convertible debt obligations, the sale of investments and assets and receipt of dividends from subsidiaries. We believe that our future sources of liquidity will include cash and cash equivalents, proceeds from sales of investments, new borrowings, cash generated from asset divestitures, or proceeds from the issuance of equity or debt securities.

During the nine months ended October 31, 2011, our principal uses of liquidity were to fund operating expenses, make capital expenditures, repay indebtedness, service our debt obligations, complete business combinations, make cash payments under the consolidated shareholder class action settlement agreement, and pay significant professional fees and other expenses in connection with our efforts to become current in and continue to meet our periodic reporting obligations under the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting, through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. These expenses declined significantly in the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010 and we expect these expenses to continue to decline significantly in subsequent fiscal periods as we continue to file timely periodic reports, improve internal controls and expand our financial reporting and analysis capabilities.

Financial Condition of CTI and Comverse

Cash and Cash Equivalents

As of October 31, 2011, CTI and Comverse had cash, cash equivalents, bank time deposits and restricted cash of approximately $342.6 million, compared to approximately $374.2 million as of July 31, 2011.

During the three months ended October 31, 2011, CTI and Comverse made the following significant disbursements:

•	$20.0 million paid by CTI in accordance with the terms of the settlement agreement of the consolidated shareholder class action;

•

approximately $10.4 million paid for professional fees primarily in connection with CTI’s timely filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011 and to remediate material weaknesses in internal control over financial reporting;

•	approximately $4.0 million in restructuring payments, including workforce reduction initiatives at Comverse; and

•	approximately $2.1 million paid by CTI in connection with a separation agreement with CTI’s former President and Chief Executive Officer.

In addition, during the three months ended October 31, 2011, CTI’s holding company operations experienced negative cash flows from operations.

For the three months ended October 31, 2011, such reductions in cash and cash equivalents were partially offset primarily by positive cash flows from operations at Comverse.

Restricted Cash

Restricted cash aggregated $61.8 million and $78.5 million as of October 31, 2011 and July 31, 2011, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, pending tax judgments and proceeds received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the consolidated shareholder class action settlement agreement. As of October 31, 2011 and July 31, 2011, CTI had $14.1 million and $33.6 million, respectively, of restricted cash received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the settlement agreement. Subsequent to October 31, 2011, CTI used approximately $8.8 million of such restricted cash and shares of its common stock to pay all remaining amounts under the settlement agreement and, accordingly, all remaining cash proceeds received from sales and redemptions of ARS became unrestricted.

ARS

Cash, cash equivalents, bank time deposits and restricted cash excludes ARS. As of October 31, 2011 and July 31, 2011, CTI had $68.7 million and $68.9 million aggregate principal amount of ARS, respectively, with a carrying amount on each such date of approximately $50.3 million and $51.9 million, respectively. As noted above, proceeds from sales and redemptions of ARS (including interest thereon) were restricted under the terms of the consolidated shareholder class action settlement agreement. In November 2011, CTI sold approximately $61.2 million aggregate principal amount of ARS with a carrying amount of $50.0 million as of October 31, 2011 for approximately $49.2 million in cash. Subsequent to October 31, 2011, CTI paid all remaining amounts under the settlement agreement and, as noted above, all remaining ARS became unrestricted.

Liquidity Forecast

We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months.

Management’s current forecast is based upon a number of assumptions including, among others: Comverse’s improved operating performance due to, among other things, the implementation of the Phase II Business Transformation; continued reduced operating costs attributable to the first phase of Comverse’s restructuring plan; restricted cash and bank time deposits in amounts consistent with historical levels; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; reductions in compliance-related costs; and intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” of the 2010 Form 10-K in Part II, Item 1A, “Risk Factors,” of the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011 and in Part II, Item 1A, “Risk Factors,” of this Quarterly Report materialize, CTI and Comverse may experience a shortfall in the cash required to support working capital needs.

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

Verint incurred significant professional fees and related expenses during the past several fiscal years, including the fiscal year ended January 31, 2011, in connection with its efforts to become current in its periodic reporting obligations under the federal securities laws. By July 2010, Verint filed with the SEC annual reports for all required fiscal years and quarterly reports for certain fiscal quarters for which it had not previously filed reports, resumed making timely periodic filings with the SEC, relisted its common stock on NASDAQ and resolved certain matters with the SEC. As a result, professional fees incurred by Verint during the nine months ended October 31, 2011 declined significantly from those incurred during the nine months ended October 31, 2010. Verint expects future professional fees and related expenses to continue to be significantly lower than the amounts incurred during Verint’s filing delay period.

Sources of Liquidity

The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.

Cash Flows

Nine Months Ended October 31, 2011 Compared to Nine Months Ended October 31, 2010

	Nine Months Ended October 31,
	2011	2010
	(Dollars in thousands)
Net cash used in operating activities	$(81,473)	$(215,440)
Net cash (used in) provided by investing activities	(75,900)	23,463
Net cash used in financing activities	(6,554)	(1,053)
Net cash provided by discontinued operations	—	52,554
Effects of exchange rates on cash and cash equivalents	3,883	1,288

Net decrease in cash and cash equivalents	(160,044)	(139,188)
Cash and cash equivalents, beginning of period including the cash of discontinued operations	581,390	574,872

Cash and cash equivalents, end of period including the cash of discontinued operations	421,346	435,684
Less cash and cash equivalents of discontinued operations at end of period	—	(66,880)

Cash and cash equivalents, end of period	$421,346	$368,804

Operating Cash Flows

Our operating cash flows vary significantly from period to period based on timing of collections of accounts receivable, receipts of deposits on work-in-process and achievement of milestones. During the nine months ended October 31, 2011, we used net cash of $81.5 million for operating activities. Net cash used in operating activities was primarily attributable to:

•	the recognition of deferred revenue for which the related deposits were previously received;

•	a net loss for the nine months ended October 31, 2011;

•	a payment made under the settlement agreement of the consolidated shareholder class action; and

•	cash used to settle previously recognized accounts payable and accrued expenses.

Such cash used in operating activities was partially offset by a decrease in deferred cost of revenue.

Investing Cash Flows

During the nine months ended October 31, 2011, net cash used in investing activities was $75.9 million. Net cash used in investing activities was primarily attributable to (i) $98.7 million of cash used for Verint’s acquisition of a business and payments of contingent consideration associated with business combinations completed in prior periods and (ii) $15.7 million of cash used for capital expenditures, including capitalization of software development costs. These cash outflows were partially offset by proceeds of $26.3 million from sales and redemptions of investments and an $11.8 million decrease in restricted cash and bank time deposits.

Financing Cash Flows

During the nine months ended October 31, 2011, net cash used in financing activities was $6.6 million. Net cash used in financing activities is primarily attributable to (i) $591.5 million of cash used to repay bank loans, long-term debt and other financing obligations, including the repayment of $583.2 million of outstanding borrowings under Verint’s prior facility, (ii) $15.3 million of debt issuance costs incurred by Verint in connection with the new credit agreement, and (iii) $4.3 million of cash used to repurchase stock of CTI from certain directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. These were partially offset by (i) $597.0 million of Verint’s borrowings under the new credit agreement representing $600.0 million of gross borrowings, net of a $3.0 million original issuance discount, and (ii) $8.6 million of net proceeds received from the issuance of common stock by a subsidiary.

Effects of Exchange Rates on Cash and Cash Equivalents

The majority of our cash and cash equivalents are denominated in the U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound Sterling. For the nine months ended October 31, 2011, the fluctuation in foreign currency exchange rates had a favorable impact of $3.9 million on cash and cash equivalents primarily due to the weakening of the U.S. dollar relative to the major foreign currencies we held during such period.

Liquidity of Investments

As of October 31, 2011 and January 31, 2011, the carrying amount of our ARS was $50.3 million and $72.4 million, respectively, and their principal amount was $68.7 million and $94.4 million, respectively. Since October 2009, the prices of many of the ARS we held have essentially stabilized and we recorded no other-than-temporary impairment charges for the nine months ended October 31, 2011. We recorded other-than-temporary impairment charges of $0.4 million for the nine months ended October 31, 2010. As of October 31, 2011 and January 31, 2011, all investments in ARS (all of which were held by CTI as of such date) were restricted as CTI was prohibited from using proceeds from sales of such ARS pursuant to the terms of the consolidated shareholder class action settlement agreement CTI entered into on December 16, 2009, as amended on June 19, 2010. Subsequent to October 31, 2011, CTI paid all remaining amounts under the settlement agreement and accordingly, all ARS became unrestricted. For more information, see “—Restrictions on Use of ARS Sales Proceeds” and note 20 to the condensed consolidated financial statements included in this Quarterly Report.

In November 2011, CTI sold approximately $61.2 million aggregate principal amount of ARS with a carrying amount of $50.0 million as of October 31, 2011 for approximately $49.2 million in cash.

On August 5, 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States of America to ‘AA+’ from ‘AAA’, and the outlook on its long-term rating is negative. In addition, the developments in Europe have created uncertainty with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations. We continue to monitor the impact of these and other events on the financial institutions in which we hold our cash and investments.

Restrictions on Use of ARS Sales Proceeds

As part of the settlement agreement of the consolidated shareholder class action, as amended, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI holds its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. In addition, under the terms of the settlement agreement of the consolidated shareholder class action, if CTI received net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI was required to use $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement and, if CTI received net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI was required to use an additional $50.0 million of such proceeds to prepay the settlement amounts under the settlement agreement. As of October 31, 2011 and January 31, 2011, CTI had $14.1 million and $33.4 million of restricted cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement applied, respectively. In May 2011, CTI used $30.0 million of restricted cash to make the payment that was due under the terms of the settlement agreement. As a result of certain redemptions of ARS, through July 20, 2011, CTI had received cash proceeds from the sale of certain ARS then held by it in an aggregate amount in excess of $50.0 million and, as a result, prepaid in October 2011 $20.0 million of the remaining $112.5 million due under the settlement agreement on November 15, 2011 (as $30.0 million of such net proceeds were used to fund the May 2011 payment). As of October 31, 2011 and January 31, 2011, CTI held $68.7 million and $94.4 million aggregate principal amount of ARS with a carrying amount on each of such date of approximately $50.3 million and $72.4 million, respectively, to which such restrictions applied. In November 2011, CTI sold approximately $61.2 million aggregate principal amount of ARS with a carrying amount of $50.0 million as of October 31, 2011 for approximately $49.2 million in cash. Subsequent to October 31, 2011, CTI paid all remaining amounts under the settlement agreement and accordingly, all remaining ARS and cash proceeds from the sale of ARS became unrestricted.

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

The new credit agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (referred to as the new term loan facility) and a $170.0 million revolving credit facility maturing in April 2016 (referred to as the new revolving credit facility), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the new credit agreement. As of October 31, 2011, Verint had no outstanding borrowings under the new revolving credit facility.

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

Loans under the new credit agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint’s election:

•

in the case of Eurodollar loans, the Adjusted London Interbank Offered (or LIBO) Rate plus 3.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the new credit agreement), and

•

in the case of base rate loans, the Base Rate plus 2.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 2.00%). The “Base Rate” is the greatest of (i) the agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the new credit agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one month interest period plus 1.00%.

Verint incurred debt issuance costs of $14.8 million associated with the new credit agreement, which have been deferred and classified within “Other assets.” The deferred costs are being amortized as interest expense over the term of the new credit agreement. Deferred costs associated with the term loan facility were $10.2 million, and are being amortized using the effective interest rate method. Deferred costs associated with the new revolving credit facility were $4.6 million and are being amortized on a straight-line basis.

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

During the three months ended October 31, 2011, Verint incurred $0.5 million of fees to secure waivers of certain provisions of the new credit agreement which allowed it to structure the financing for one of its business combinations in a favorable manner, $0.2 million of which were deferred and will be amortized over the remaining term of the new credit agreement and $0.3 million of which were expensed as incurred.

As of October 31, 2011, the interest rate on the new term loan facility was 4.50%. Including the impact of the 0.50% original issuance term loan facility discount and the deferred debt issuance costs, the effective interest rate on Verint’s new term loan facility was approximately 4.91% as of October 31, 2011.

Verint incurred interest expense on borrowings under its credit facilities of $6.9 million and $21.3 million during the three and nine months ended October 31, 2011, respectively, and $8.0 million and $18.3 million during the three and nine months ended October 31, 2010, respectively. Verint also recorded $0.7 million and $2.1 million during the three and nine months ended October 31, 2011, respectively, for amortization of deferred debt issuance costs, which is reported within interest expense. Amortization of Verint’s deferred debt issuance costs during the three and nine months ended October 31, 2010 were $0.8 million and $2.0 million, respectively.

Verint is required to pay a commitment fee with respect to undrawn availability under the new revolving credit facility, payable quarterly, at a rate of 0.50% per annum, and customary administrative agent and letter of credit fees.

The new credit agreement requires Verint to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017. Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates and a 1.0% premium applicable in the event of a Repricing Transaction (as defined in the new credit agreement) prior to April 30, 2012. The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the new credit agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, and then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the new credit agreement.

Verint Systems’ obligations under the new credit agreement are guaranteed by substantially all of Verint’s domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes and are secured by security interests in substantially all assets of Verint and its guarantor subsidiaries, subject to certain exceptions. Verint’s obligations under the new credit agreement are not guaranteed by CTI and are not secured by any of CTI’s assets.

The new credit agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the new credit agreement precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The new credit agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (or EBITDA) (each as defined in the new credit agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1.00 and, thereafter, of no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions. As of October 31, 2011, Verint was in compliance with such requirements. As of October 31, 2011, Verint’s consolidated leverage ratio was approximately 2.9 to 1.0 compared to a permitted consolidated leverage ratio of 5.00 to 1.00, and Verint’s EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by more than $70.0 million.

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

Other Verint Indebtedness

In connection with Verint’s August 2, 2011 business combination, Verint assumed approximately $3.3 million of development bank and government debt in the Americas region. This debt is payable in periods through February 2017 and bears interest at varying rates. As of October 31, 2011, the majority of this debt bears interest at an annual rate of 7.00%. The carrying value of this debt was approximately $3.2 million at October 31, 2011.

Convertible Debt Obligations

As of October 31, 2011 and January 31, 2011, CTI had $2.2 million aggregate principal amount of outstanding convertible debt obligations (referred to as the Convertible Debt Obligations). The Convertible Debt Obligations are not secured by any of our assets and are not guaranteed by any of CTI’s subsidiaries.

Comverse Ltd. Lines of Credit

As of January 31, 2011, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $10.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances that Comverse Ltd. is required to maintain with the bank to $20.0 million. As of October 31, 2011 and January 31, 2011, Comverse Ltd. had utilized $18.8 million and $4.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

As of October 31, 2011 and January 31, 2011, Comverse Ltd. had an additional line of credit with a bank for $15.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2011, Comverse Ltd. had outstanding borrowings of $6.0 million under the line of credit which was repaid in full during the three months ended April 30, 2011. Accordingly, as of October 31, 2011, Comverse Ltd. had no outstanding borrowings under the line of credit. As of October 31, 2011 and January 31, 2011, Comverse Ltd. had utilized $3.2 million and $7.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” within the condensed consolidated balance sheets as of October 31, 2011 and January 31, 2011.

Settlement of Shareholder Class Action

On December 16, 2009, CTI entered into a consolidated shareholder class action settlement agreement, which was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (referred to as the Opt-out Credit) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. For a discussion of these actions and additional terms of the settlement, see note 20 to the condensed consolidated financial statements included in this Quarterly Report. As part of the settlement of the consolidated shareholder class action, as amended, CTI agreed to make payments to a class action settlement fund in the aggregate amount of up to $165.0 million that were paid as follows:

•	$1.0 million that was paid following the signing of the settlement agreement in December 2009;

•	$17.9 million that was paid in July 2010 (representing an agreed $21.5 million payment less a holdback of $3.6 million in respect of the then anticipated Opt-out Credit);

•	$30.0 million that was paid in May 2011;

•	$20.0 million that was paid in October 2011; and

•

$91.3 million (representing the remaining $92.5 million less the amount by which the Opt-out Credit exceeded the holdback described above) that was paid subsequent to October 31, 2011, of which $82.5 million was paid through the issuance of 12,462,236 shares of CTI’s common stock and the remainder paid in cash.

The consolidated shareholder class action settlement agreement included restrictions on CTI’s ability to use proceeds from sales of ARS until the amounts payable under the settlement agreement are paid in full. Following the payment by CTI of the remaining amounts payable under the settlement agreement, these restrictions terminated. For more information, see “—Restrictions on Use of ARS Sales Proceeds.”

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

Business Transformation

During the fiscal year ended January 31, 2011, we commenced certain initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan during the fiscal year ended January 31, 2011, significantly reducing its annualized operating costs. During the nine months ended October 31, 2011, Comverse implemented the Phase II Business Transformation that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus. In relation to these restructuring plans, we recorded severance and facilities-related costs of $7.5 million during the nine months ended October 31, 2011. Severance and facilities-related costs of $8.8 million were paid during the nine months ended October 31, 2011 with the remaining cost of $1.1 million expected to be substantially paid by January 31, 2012. We are currently in the process of evaluating the implementation of certain measures as part of the Phase II Business Transformation which may result in additional charges and, accordingly, the total cost thereof cannot be currently estimated.

Netcentrex 2010 Initiative

During the fiscal year ended January 31, 2011, Comverse’s management, as part of initiatives to improve focus on its core business and to maintain its ability to face intense competitive pressures in its markets, began pursuing a wind down of the Netcentrex business. In connection with the wind down, Comverse’s management approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. During the nine months ended on October 31, 2011, Comverse began the second phase of its Netcentrex restructuring plan. In relation to these initiatives, we recorded severance-related costs of $7.1 million and paid $6.2 million of such costs during the nine months ended October 31, 2011. The remaining costs of $4.0 million relating to the Netcentrex second phase are expected to be substantially paid by January 31, 2012. As an alternative to a wind down, management continues to evaluate restructuring options for the Netcentrex business. For future financial obligations relating to our restructuring initiatives, see note 8 to the condensed consolidated financial statements.

Guarantees and Restrictions on Access to Subsidiary Cash

Guarantees

We provide certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of October 31, 2011 and January 31, 2011, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $52.6 million as of October 31, 2011, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2016.

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

Investment in Verint Systems’ Preferred Stock

On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (referred to as the Securities Purchase Agreement), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (referred to as the preferred stock), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through October 31, 2011 and January 31, 2011, cumulative, undeclared dividends on the preferred stock were $55.6 million and $45.7 million, respectively. As of October 31, 2011 and January 31, 2011, the liquidation preference of the preferred stock was $348.6 million and $338.7 million, respectively.

Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of October 31, 2011 and January 31, 2011, the preferred stock could be converted into approximately 10.7 million and 10.4 million shares of Verint Systems’ common stock, respectively.

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

During the three months ended October 31, 2011, Verint completed three business combinations that included contingent cash consideration arrangements. For more information, see note 5 to the condensed consolidated financial statements included in the Quarterly Report.

As of October 31, 2011, potential future cash payments under these arrangements aggregated $65.5 million, the estimated fair value of which was $34.6 million, of which $13.6 million is included within “Accounts payable and accrued expenses,” and $21.0 million is included within “Other long-term liabilities.” The performance periods associated with these potential payments extend through January 2014.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2011, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2011. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

CONTRACTUAL OBLIGATIONS

Verint’s New Lease Agreement

In November 2011, Verint executed a lease agreement for a new facility in the Americas region. This new facility will be occupied in connection with the expiration of Verint’s existing facility lease in the area at the end of November 2012. The lease term extends through September 2026. The aggregate minimum lease commitment over the term of this new lease, excluding operating expenses, is approximately $36.1 million.

Except for Verint’s entry into the new credit agreement, the termination of its prior facility, the contingent payments associated with Verint’s business acquisitions and Verint’s entry into a new lease agreement, there were no material changes in our contractual obligations or commercial commitments since January 31, 2011. For a more comprehensive discussion of our contractual obligations as of January 31, 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We described the significant accounting policies and methods used in the preparation of our consolidated financial statements in note 1 to the consolidated financial statement included in Item 15 of our 2010 Form 10-K. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K, and include the following:

•	revenue recognition;

•	stock-based compensation;

•	business combinations;

•	recoverability of goodwill;

•	impairment of long-lived assets;

•	allowance for doubtful accounts;

•	valuation and other-than-temporary impairments;

•	income taxes; and

•	litigation and contingencies.

Except for the changes to our critical accounting policies and estimates discussed below, we do not believe that there were any significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2011.

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

Our 2010 Form 10-K, filed with the SEC on May 31, 2011, provides a detailed discussion of the market risks affecting our operations. As discussed below, Verint completed transactions which impacted our exposures to interest rate risk during the three months ended October 31, 2011. Other than the impact of these transactions, which are described below, we believe our exposure to these market risks did not materially change during the three months ended October 31, 2011.

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

Because the interest rates applicable to borrowings under the new credit agreement are variable, Verint is exposed to market risk from changes in the underlying index rates, which affect its cost of borrowing. The periodic interest rate on the new term loan facility is currently a function of several factors, most importantly the LIBO Rate and the applicable interest rate margin. However, borrowings are subject to a 1.25% LIBO Rate floor in the interest rate calculation, which currently reduces the likelihood of increases in the periodic interest rate, because current short-term LIBO Rates are well below 1.25%. Although the periodic interest rate may still fluctuate based upon Verint’s corporate ratings, which determine the interest rate margin, changes in short-term LIBO Rates will not impact the calculation unless those rates increase above 1.25%. Based upon Verint’s October 31, 2011 borrowings, for each 1% increase in the applicable LIBO Rate above 1.25%, annual interest payments would increase by approximately $6.0 million.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three months ended October 31, 2011. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2011, as we cannot conclude that the material weaknesses described in our 2010 Form 10-K have been remediated as of the date of this Quarterly Report.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the three months ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to make improvements to our internal control over financial reporting through the implementation of numerous remedial actions as outlined in Item 9A of our 2010 Form 10-K. We anticipate that most, but not all, of the material weaknesses disclosed in our 2010 Form 10-K will be remediated by January 31, 2012. Material weaknesses related to income taxes and other material weaknesses not fully remediated by January 31, 2012, if any, are expected to be remediated by January 31, 2013.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our legal proceedings, see note 20 to the condensed consolidated financial statements included in this Quarterly Report. Except as set forth below, there have been no material developments in the legal proceedings previously reported in our 2010 Form 10-K and our Quarterly Report on Form 10-Q for the period ended April 30, 2011 and July 31, 2011.

Resolution of SEC Administrative Proceedings

On July 13, 2011, CTI entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding, which was initiated by the SEC in March 2010, pursuant to Section 12(j) of the Exchange Act, to revoke the registration of CTI’s common stock due to CTI’s previous failure to file certain periodic reports with the SEC. The terms of the agreement in principle were reflected in an Offer of Settlement made on July 26, 2011 and which the SEC accepted on September 8, 2011. Under the terms of the settlement, the SEC’s Division of Enforcement agreed to recommend that the SEC resolve the Section 12(j) administrative proceeding against CTI if CTI filed its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 by 5:30 p.m. EDT on September 9, 2011 (which reports were filed on July 28, 2011) and its Quarterly Report for the fiscal quarter ended July 31, 2011 on a timely basis (which report was filed timely on September 8, 2011).

On September 16, 2011, the SEC ordered termination of the Section 12(j) administrative proceeding and entry of final judgment without the imposition of a remedy under such section. With the entry of final judgment, the Section 12(j) administrative proceeding has been resolved. For additional information, see note 20 to the condensed consolidated financial statements included in this Quarterly Report under the caption “SEC Civil Actions.”

Final Payments Under Class Action Settlement Agreement

On December 16, 2009, CTI entered into an agreement to settle a consolidated shareholder class action. The settlement agreement was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (referred to as the Opt-out Credit) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement.

As part of the settlement of the consolidated shareholder class action, as amended, CTI agreed to make payments to a class action settlement fund in the aggregate amount of up to $165.0 million that were paid as follows:

•	$1.0 million that was paid following the signing of the settlement agreement in December 2009;

•	$17.9 million that was paid in July 2010 (representing an agreed $21.5 million payment less a holdback of $3.6 million in respect of the then anticipated Opt-out Credit);

•	$30.0 million that was paid in May 2011;

•	$20.0 million that was paid in October 2011; and

•

$91.3 million (representing the remaining $92.5 million less the amount by which the Opt-out Credit exceeded the holdback described above) that was paid subsequent to October 31, 2011, of which $82.5 million was paid through the issuance of 12,462,236 shares of CTI’s common stock and the remainder paid in cash.

Under the terms of the settlement agreement, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI held its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use the proceeds from sales of such ARS until the amounts payable under the settlement agreement are paid in full. Following the payment by CTI of the remaining amounts payable under the settlement agreement, the security interest for the benefit of the plaintiff class in CTI’s account terminated. For additional information, see note 20 to the condensed consolidated financial statements included in this Quarterly Report under the caption “Settlement Agreements.”

Settlement of Opt-Out Plaintiff’s Action

On September 28, 2010, an action was filed in the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436. Plaintiffs alleged that they were CTI shareholders who purchased CTI’s publicly traded securities in 2005, 2006 and 2007. The plaintiffs, Maverick Fund, L.D.C. and certain affiliated investment funds, opted not to participate in the settlement of the consolidated shareholder class action. In December 2011, the parties agreed to a settlement in principle, pursuant to which CTI would be required to pay the plaintiffs approximately $9.5 million. For additional information, see note 20 to the condensed consolidated financial statements included in this Quarterly Report under the caption “Opt-out Plaintiffs’ Action.”

ITEM 1A.	RISK FACTORS

Except as set forth below, there has been no material change to the risk factors previously reported in our 2010 Form 10-K and in our Quarterly Report on Form 10-Q for the period ended July 31, 2011.

The risk factors set forth in Item 1A, “Risk Factors” of our 2010 Form 10-K under the following captions are hereby eliminated:

•

“CTI is and continues to be in violation of a final judgment and court order that mandated that it become current in its periodic reporting obligations under the federal securities laws by February 8, 2010. After CTI becomes current in such periodic reporting obligations, it will also be in violation of such judgment and court order if, in the future, it does not file its periodic reports in a timely manner. Violations of the final judgment and court order may result in significant sanctions.”

•

“As a result of CTI’s inability to become current in its periodic reporting obligations in accordance with the final judgment and court order by February 8, 2010, the SEC instituted an administrative proceeding pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock and the Administrative Law Judge in such proceeding issued an initial decision to revoke the registration of CTI’s common stock. Although the SEC has granted review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock, the outcome of such review may be adverse to CTI, and may result in the revocation of the registration of CTI’s common stock.”

•

“The failure of CTI to be current in its periodic reporting obligations under the federal securities laws may materially and adversely affect its ability to obtain new debt or equity financing or engage in business combinations.”

•

“Comverse is required to comply with stringent standards imposed through Indian telecommunications service providers on equipment and software vendors that are not Indian owned or controlled by the Department of Telecommunications of the Government of India (or the DoT). If Comverse is unable to comply with these standards its ability to conduct business in India will be substantially limited and our revenue, profitability and cash flows would be materially adversely affected. In addition, as part of its compliance with the DoT prescribed standards, Comverse is, and will continue to be, subject to significant indemnification obligations and various other obligations.”

•	“CTI’s common stock is traded over-the-counter on the “Pink Sheets,” which limits the liquidity of its common stock.”

•	“CTI is not yet in a position to seek relisting of its common stock on a national securities exchange.”

The risk factor set forth in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended July 31, 2011 under the caption “If the SEC’s Division of Enforcement determines that this Quarterly Report is deficient and CTI fails to resubmit such report in accordance with the terms of the Offer of Settlement, the SEC will issue a non-appealable order to revoke the registration of CTI’s common stock. If a final order is issued, public trading in CTI’s common stock would cease” is hereby eliminated.

The following risk factors set forth in Item 1A, “Risk Factors” of our 2010 Form 10-K are hereby amended and restated in their entirety.

We derive a significant portion of our total revenue from customers outside the United States and have significant international sales, which subject us to risks inherent in foreign operations.

For the fiscal year ended January 31, 2011, we derived approximately 70% of our total revenue from customers outside of the United States. In addition, we maintain significant operations in Israel, France, the United Kingdom, India, China and Canada and elsewhere throughout the world. Approximately 68% of our employees and approximately 59% of our facilities were located outside the United States as of January 31, 2011. Conducting business internationally exposes our subsidiaries to particular risks inherent in doing business in international markets, including, but not limited to:

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

Our subsidiaries have significant operations in Israel, including research and development, manufacturing, sales, and support. Approximately 41% of our employees, and approximately 38% of our facilities were located in Israel as of January 31, 2011. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past, and may in the future, lead to security and economic problems for Israel. In addition, certain countries in the Middle East adjacent to Israel, including Egypt and Syria, recently experienced and some continue to experience political unrest and instability marked by civil demonstrations and violence, which in some cases resulted in the replacement of governments and regimes. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region have affected and may in the future affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts involving Israel may impede our subsidiaries’ ability to manufacture, sell, and support our products, engage in research and development, or otherwise adversely affect their business or operations. In addition, many of our subsidiaries’ employees in Israel are required to perform annual mandatory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our subsidiaries’ operations. Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners could materially adversely affect our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended October 31, 2011, CTI granted unregistered deferred stock unit (or DSU) awards to an employee, as described below, in a private placement in reliance on an exemption from the registration requirement of the Securities Act afforded by Section 4(2) thereof.

Grants of Deferred Stock Awards

Unless otherwise noted:

•	each DSU award represents the right to receive shares of CTI’s common stock at the end of the applicable deferral period;

•	Each DSU award was granted under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan;

•	delivery of shares in settlement of DSU awards will be made on the applicable vesting date, subject to accelerated vesting under certain circumstances.

New Hire Grants

On June 21, 2011, CTI’s Board of Directors approved the grant of two DSU awards covering an aggregate of 35,000 shares of CTI’s common stock to an employee of Comverse upon the commencement of his employment on September 18, 2011. A DSU award covering 20,000 shares is scheduled to vest as to forty percent (40%) of the shares covered by such DSU award on the first anniversary of September 18, 2011 and as to thirty percent (30%) on each of the second and third anniversaries of such date. A DSU award covering 15,000 shares is scheduled to vest as to one-third (1/3) on each of the first, second and third anniversaries of September 18, 2011.

Issuer Purchases of Equity Securities

In the three months ended October 31, 2011, CTI purchased an aggregate of 435,426 shares of its common stock from certain of its directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by CTI are deposited in CTI’s treasury. CTI does not have a specific repurchase plan or program. The following table provides information regarding CTI’s purchases of its common stock in respect of each month during the three months ended October 31, 2011 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
August 1, 2011 – August 31, 2011	—	$—	—	—
September 1, 2011 – September 30, 2011	312,658	6.65	—	—
October 1, 2011 – October 31, 2011	122,768	6.49	—	—

Total	435,426	$6.51	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

3.1*	By-Laws, as amended and restated on August 8, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on August 8, 2011).

3.2*	By-Laws, as amended and restated on September 7, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on September 8, 2011).

3.3**	Certificate of Amendment of Certificate of Incorporation, dated September 19, 2000.

10.1*†	Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held November 16, 2011 filed on October 7, 2011).

10.2*†	Comverse Technology, Inc. 2011 Annual Performance Bonus Plan (incorporated by reference to Appendix B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held November 16, 2011 filed on October 7, 2011).

10.3*†	Amendment, dated November 17, 2011, to the Employment Letter, dated March 9, 2011, between Mr. Charles J. Burdick and Comverse Technology, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on November 17, 2011).

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101****	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Incorporated by reference.
**	Filed herewith.
***	This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
****	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMVERSE TECHNOLOGY, INC.

Dated: December 12, 2011	/s/ Charles J. Burdick
Charles J. Burdick Chief Executive Officer (Principal Executive Officer)

Dated: December 12, 2011	/s/ Joel E. Legon
Joel E. Legon Senior Vice President, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)